Form 10-Q
period 1997-06-30
PIONEER NATURAL RESOURCES CO
filed 1997-08-15
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



   / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

   /   /        Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                          Commission File No. 333-26951


                        PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                         Delaware                           75-2702753
               (State or other jurisdiction of           (I.R.S. Employer
               incorporation or organization)         Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas        75039
          (Address of principal executive offices)                    (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / x / No / /


Number of shares of Common Stock outstanding
  as of August 1, 1997..................................................... 100


                               Page 1 of 9 pages.

                             Exhibit index on page 9

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                        Page
                                                                        ----
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheet as of June 30, 1997   .........................  3

           Statement of Cash Flows for the six months
             ended June 30, 1997........................................  4

           Notes to Financial Statements................................  5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  6


                      PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................  7

           Signatures...................................................  8

           Exhibit Index................................................  9

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                                  BALANCE SHEET





                                                               June 30,
                                                                 1997
                                                              -----------
                                                              (Unaudited)

                                     ASSETS

Cash and cash equivalents                                     $     1,000
                                                               ==========




                              STOCKHOLDER'S EQUITY

Stockholder's equity:
  Preferred stock, $.01 par value; 100,000,000 shares
    authorized; none issued and outstanding                   $       -
  Common stock, $.01 par value; 500,000,000 shares
    authorized; 100 shares issued and outstanding at
    June 30, 1997                                                       1
  Additional paid-in capital                                          999
                                                               ----------
                                                              $     1,000
                                                               ==========









   The financial information included as of June 30, 1997 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)





                                                           Six months ended
                                                            June 30, 1997
                                                           ----------------
Cash flows from financing activities:
  Issuance of common stock                                    $   1,000
                                                               --------

Cash and cash equivalents, end of period                      $   1,000
                                                               ========






         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)



NOTE A.     Organization and Nature of Operations

Pioneer Natural Resources Company (the "Company"), a Delaware corporation, was formed in order to complete the merger proposed by and between Parker & Parsley Petroleum Company ("Parker & Parsley") and Mesa Inc. ("Mesa"). The Company was originally created as a wholly-owned subsidiary of Mesa, a Texas corporation, the purpose of which was to allow Mesa to reincorporate into a Delaware corporation and to accomplish the merger with Parker & Parsley. Both Parker & Parsley and Mesa are oil and gas exploration and production concerns with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and with limited international interests. During the six months ended June 30, 1997, the transactions of the Company consisted solely of the single stock issuance related to the capitalization of the Company.

NOTE B.     Subsequent Event

On April 6, 1997, Parker & Parsley and Mesa entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") which was approved by the stockholders of both companies on August 7, 1997 by a majority vote of 76% by Parker & Parsley stockholders and 71%, 58%, and 100% by holders of Mesa common stock, Mesa Series A Preferred Stock and Mesa Series B Preferred Stock, respectively. The Merger Agreement provided for (i) the merger of Mesa with and into the Company, a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, reincorporated into Delaware and (ii) the merger of Parker & Parsley with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa. In accordance with the Merger Agreement, (i) holders of Parker & Parsley common stock received one share of Company common stock for each share held; (ii) holders of Mesa common stock received one share of Company common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock received 1.25 shares of Pioneer common stock for every seven shares held. No fractional shares were issued.

In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the merger has been accounted for as a purchase of Mesa by Parker & Parsley. As a result, after the merger is completed, the historical financial statements for the Company will be those of Parker & Parsley, and the Company's financial statements will present the addition of Mesa's assets and liabilities as an acquisition by Parker & Parsley. The aggregate purchase consideration related to the assets and liabilities of Mesa, including estimated nonrecurring merger transaction costs, is $985.9 million.

                        PIONEER NATURAL RESOURCES COMPANY



Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations

General

Pioneer Natural Resources Company (the "Company"), a Delaware corporation, was formed in order to complete the merger proposed by and between Parker & Parsley Petroleum Company ("Parker & Parsley") and Mesa Inc. ("Mesa"). The Company was originally created as a wholly-owned subsidiary of Mesa, a Texas corporation, the purpose of which was to allow Mesa to reincorporate into a Delaware corporation and to accomplish the merger with Parker & Parsley. Both Parker & Parsley and Mesa are oil and gas exploration and production concerns with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and with limited international interests. During the six months ended June 30, 1997, the transactions of the Company consisted solely of the single stock issuance related to the capitalization of the company, and such results, as reflected in the accompanying financial statements, are not indicative of the future results of the Company.

On April 6, 1997, Parker & Parsley and Mesa entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") which was approved by the stockholders of both companies on August 7, 1997 by a majority vote of 76% by Parker & Parsley stockholders and 71%, 58%, and 100% by holders of Mesa common stock, Mesa Series A Preferred Stock and Mesa Series B Preferred Stock, respectively. The Merger Agreement provided for (i) the merger of Mesa with and into the Company, a wholly-owned subsidiary of Mesa, as a result of which Mesa, which is a Texas corporation, reincorporated into Delaware and (ii) the merger of Parker & Parsley with and into Mesa Operating Co., a wholly-owned subsidiary of Mesa. In accordance with the Merger Agreement, (i) holders of Parker & Parsley common stock received one share of Company common stock for each share held; (ii) holders of Mesa common stock received one share of Company common stock for every seven shares held; and (iii) holders of Mesa Series A 8% Cumulative Convertible Preferred Stock and Mesa Series B 8% Cumulative Convertible Preferred Stock received 1.25 shares of Company common stock for every seven shares held. No fractional shares were issued.

In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the merger has been accounted for as a purchase of Mesa by Parker & Parsley. As a result, after the merger is completed, the historical financial statements for the Company will be those of Parker & Parsley, and the Company's financial statements will present the addition of Mesa's assets and liabilities as an acquisition by Parker & Parsley. The aggregate purchase consideration related to the assets and liabilities of Mesa, including estimated nonrecurring merger transaction costs, is $985.9 million.

                        PIONEER NATURAL RESOURCES COMPANY



                           PART II. OTHER INFORMATION



Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    2.1 Amended and Restated Agreement and Plan of Merger dated as of April 6, 1997, by and between among Mesa Inc., Mesa Operating Co., MXP Reincorporation Corp. and Parker & Parsley Petroleum Company (incorporated by reference to Exhibit 2.1 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    3.1  Amended and Restated  Certificate of  Incorporation  of Pioneer Natural
         Resources  Company   (incorporated  by  reference  to  Exhibit  3.1  to
         Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    3.2 Amended and Restated Bylaws of Pioneer Natural Resources Company as adopted June 24, 1997 (incorporated by reference to Exhibit 3.2 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.1  Specimen  Stock  Certificate  for  the  Common Stock of Pioneer Natural
         Resources  Company   (incorporated  by  reference  to  Exhibit  4.1  to
         Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.2 Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.2 to Pioneer's Form S-4 dated June 27, 1997, Registration No.
         333-26951).

    4.3 Specimen Stock Certificate for the Series A 8% Cumulative Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.3 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.4 Form of Certificate of Designations of Series B Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.4 to Pioneer's Form S-4 dated June 27, 1997, Registration No.
         333-26951).

    4.5 Specimen Stock Certificate for the Series B Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to
         Exhibit 4.5 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    27.   Financial Data Schedule

Reports on Form 8-K

None

                        PIONEER NATURAL RESOURCES COMPANY



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      PIONEER NATURAL RESOURCES COMPANY






Date:     August 14, 1997           By:     /s/ Scott D. Sheffield
                                          -------------------------------------
                                          Scott D. Sheffield
                                          President and Chief Executive Officer

                        PIONEER NATURAL RESOURCES COMPANY



Exhibit Index

                                                                         Page
                                                                         ----

    2.1 Amended and Restated Agreement and Plan of Merger dated as of April 6, 1997, by and between among Mesa Inc., Mesa Operating Co., MXP Reincorporation Corp. and Parker & Parsley Petroleum Company (incorporated by reference to
         Exhibit 2.1 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    3.1  Amended and Restated Certificate of Incorporation of
         Pioneer Natural Resources Company (incorporated by reference to Exhibit 3.1 to Pioneer's Form S-4 dated
         June 27, 1997, Registration No. 333-26951).

    3.2 Amended and Restated Bylaws of Pioneer Natural Resources Company as adopted June 24, 1997 (incorporated by reference to Exhibit 3.2 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.1 Specimen Stock Certificate for the Common Stock of Pioneer Natural Resources Company (incorporated by reference to
         Exhibit 4.1 to Pioneer's Form S-4 dated June 27, 1997,
         Registration No. 333-26951).

    4.2 Certificate of Designations of Series A 8% Cumulative Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.2 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.3 Specimen Stock Certificate for the Series A 8% Cumulative Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.3 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.4 Form of Certificate of Designations of Series B Convertible Preferred Stock of Pioneer Natural Resources Company
         (incorporated by reference to Exhibit 4.4 to Pioneer's
         Form S-4 dated June 27, 1997, Registration No. 333-26951).

    4.5 Specimen Stock Certificate for the Series B Convertible Preferred Stock of Pioneer Natural Resources Company (incorporated by reference to Exhibit 4.5 to Pioneer's Form S-4 dated June 27, 1997, Registration No. 333-26951).

    27.   Financial Data Schedule