Form 10-K
period 1997-12-31
PIONEER NATURAL RESOURCES CO
filed 1998-03-19
CIK 1038357

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997


                         Commission File Number: 1-13245

                        Pioneer Natural Resources Company
             (Exact name of registrant as specified in its charter)

          Delaware                                         75-2702753
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

1400 Williams Square West, 5205 N.  O'Connor Blvd., Irving, Texas      75039
(Address of principal executive offices)                             (Zip Code)

               Registrant's telephone number, including area code:
                                 (972) 444-9001

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
 Title of each class                                   on which registered

 Common Stock..................................   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    YES    X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by
  non-affiliates of the Registrant as of February 27, 1998....... $2,377,781,760

Number of shares of Common Stock outstanding as of
  February 27, 1998..............................................    100,899,720

                      Documents Incorporated by Reference:

(1)   Proxy Statement for Annual Meeting of Shareholders to be held May 21, 1998
      - Referenced in Part III of this report.

                        PIONEER NATURAL RESOURCES COMPANY

                              CROSS REFERENCE SHEET
              Pursuant to National Policy Statement No. 47 (Canada)
                        (Annual Information Form ("AIF"))


Item Number and Caption of AIF        Heading or Location in Form 10-K
------------------------------        --------------------------------
1.  Incorporation                     Item 1.   Business

2.  General Development of the        Item 1.   Business
    Business

3.  Narrative Description of the      Item 1.   Business
    Business                          Item 2.   Properties

4.  Selected Consolidated Financial   Item 6.   Selected Financial Data
    Information                       Item 8.   Financial Statements and
                                                Supplementary Data

5.  Management's Discussion and       Item 7.   Management's Discussion and
    Analysis                                    Analysis of Financial Conditions
                                                and Results of Operations

6.  Market for Securities             Item 5.   Market for Registrant's Common
                                                Stock and Related Stockholder
                                                Matters

7.  Directors and Officers            Item 10.  Directors and Executive Officers
                                                of the Registrant

8.  Additional Information            Item 10.  Directors and Executive Officers
                                                of the Registrant
                                      Item 11.  Executive Compensation
                                      Item 12.  Security Ownership of Certain
                                                Beneficial Owners and Management
                                      Item 13.  Certain Relationships and
                                                Related Transactions

     Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business - Competition, Markets and Regulation" and "Item 1. Business - Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statements.

                                     PART I

     Unless otherwise specified, all dollar amounts are expressed in United States dollars. Certain oil and gas terms used in this Report are defined under "Item 1. Business - Definition of Certain Oil and Gas Terms".

ITEM 1.     BUSINESS

General

      Pioneer Natural Resources Company (the "Company") was formed in April 1997 as a Delaware corporation and, prior to August 7, 1997, had not conducted any significant activities. Effective as of August 7, 1997, Parker & Parsley Petroleum Company ("Parker & Parsley"), formerly a Delaware corporation, and MESA Inc. ("Mesa"), formerly a Texas corporation, completed their business combination pursuant to an Amended and Restated Agreement and Plan of Merger dated as of April 6, 1997 (the "Merger Agreement"), among Parker & Parsley, Mesa and its wholly-owned subsidiaries, the Company and Mesa Operating Company ("MOC"). The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada on December 18, 1997.

      In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial, reserve and other statistical information for the Company are those of Parker & Parsley, and the Company's financial, reserve and other statistical information present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by Parker & Parsley in August and December 1997, respectively.

      The Company's proved reserves at December 31, 1997 totaled 761.6 million BOE, representing $3.1 billion in SEC 10 Value. Of the total, domestic reserves represent 81% of the BOEs and 82% of the SEC 10 Value.

      The Company's business activities are conducted through wholly-owned subsidiaries and are comprised of the business activities formerly conducted by Parker & Parsley, Mesa and Chauvco. Domestic drilling and production operations are principally located in Texas, Kansas, Oklahoma, Louisiana, New Mexico and offshore Gulf of Mexico. The Company also owns interests in oil and gas properties in Argentina and Canada.

      The Company's executive offices are located at 1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas 75039, and its telephone number at those offices is (972) 444-9001. The Company maintains division offices in Midland and Houston, Texas, Oklahoma City, Oklahoma, Buenos Aires, Argentina and Calgary, Canada. At December 31, 1997, the Company had 1,321 employees, 399 of which were employed in field and plant operations.

Mission and Strategies

      The Company's mission is to provide its shareholders with superior long-term profitability and value. The "opportunity driven" strategies to be employed to achieve this mission will include: (a) developing and increasing production from existing properties through low-risk development drilling and other activities, (b) concentrating on defined geographic areas to achieve operating and technical efficiencies, (c) pursuing strategic acquisitions in the Company's core areas that will complement the Company's existing asset base and that will provide additional growth opportunities, (d) utilizing or acquiring technological and operating efficiencies to selectively expand into new geographic areas that feature producing properties and provide exploration/exploitation opportunities, (e) allocating the personnel and technology necessary to increase the Company's exploration opportunities, (f) maintaining financial flexibility to take advantage of additional exploration, development and acquisition opportunities and (g) encouraging high levels of equity ownership among senior managers and the Company's Board of Directors to further align the interests of management and shareholders. The Company is committed to continuing to enhance shareholder value through adherence to these strategies.

Business Activities

Production

      The Company focuses its efforts toward increasing its average daily production of oil and gas through development drilling, production enhancement activities and acquisitions of producing properties. Average daily oil and gas production have each increased every year since 1991 with the exception of 1996 when average daily production declined due to significant property dispositions. In spite of production decreases due to property sales, the Company's efforts towards production growth have been largely successful as illustrated by the five-year average daily production growth rates. Comparing 1992 to 1997, average daily oil production has increased 279% and average daily gas production has increased 327%, while production costs per BOE have declined 30%. Production, price and cost information with respect to the Company's properties for each of 1997, 1996 and 1995 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

Drilling Activities

      The Company seeks to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. From the beginning of 1993 through the end of 1997, the Company drilled 2,351 gross (1,585 net) wells, 94% of which were successfully completed as productive wells, at a total cost (net to the Company's interest) of $938 million. During 1997, the Company drilled 592 gross (405 net) wells for a total cost (net to the Company's interest) of approximately $343 million, 72% of which was spent on development wells and related facilities. The Company's current 1998 capital expenditure budget is $500 million which the Company has allocated as follows:
$301 million to exploitation activities, $125 million to exploration activities and $74 million to oil and gas property acquisitions. This capital expenditure budget reflects the Company's plans to drill approximately 600 development wells and 95 exploratory wells and to perform recompletions on over 200 wells.

      The Company believes that its current property base provides a substantial inventory of prospects for continued reserve, production and cash flow growth. The Company's domestic reserves as of December 31, 1997 include proved undeveloped and proved developed nonproducing reserves of 71.9 million Bbls of oil and NGLs and 395.6 Bcf of gas. Development of these reserves is anticipated to occur principally in 1998 and 1999. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years.

Exploratory Activities

      Since 1995, the Company has dedicated an increasing percentage of its annual exploration/exploitation capital budget to exploratory projects, 17% in 1995, 18% in 1996 and 28% in 1997. The Company will continue to allocate a significant portion of its capital budget to its exploration opportunities with a focus on generating a portfolio of short to medium term impact projects. The Company currently anticipates that approximately 29% of its 1998 exploration/exploitation capital budget will be spent on exploratory projects. The majority of the 1998 exploratory budget is allocated to domestic activities in the Gulf Coast region and internationally in Africa, Argentina and Canada. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Risks of Drilling Activities" below.

Asset Divestitures

      The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of financial flexibility through decreased debt levels.

      For the year ended December 31, 1997, the Company's asset disposition activity primarily consisted of the sale of certain domestic assets, primarily oil and gas properties, for proceeds of $114.1 million, which resulted in a net gain of $4.3 million and the sale of the Company's subsidiary with an ownership interest in oil and gas properties in Turkey for proceeds of $1.6 million, which resulted in the recognition of a gain of $706 thousand. During the year ended December 31, 1996, the Company sold certain wholly-owned subsidiaries for proceeds of $183.2 million resulting in a pre-tax gain of $83.3 million and certain nonstrategic domestic assets for proceeds of $58.4 million that resulted in the recognition of a pre-tax net gain of $13.8 million. During 1995, the Company divested certain assets, primarily oil and gas properties, for proceeds of $175.1 million that resulted in a pre-tax net gain of $16.6 million. The proceeds from the asset dispositions were used to reduce the Company's outstanding bank indebtedness and to provide funding for a portion of the Company's capital expenditures, including purchases of oil and gas properties in the Company's core areas.

      In February 1998, the Company announced its intentions to sell domestic nonstrategic properties for proceeds ranging from $375 to $550 million. These properties represent approximately 15% of the Company's total cash flow from operations. The Company plans to complete this divestiture in the latter part of 1998. The proceeds will be initially used to reduce the Company's outstanding indebtedness and subsequently to provide funding for the Company's capital expenditures program. This will leave the Company with approximately 25 domestic fields, which represent the Company's core producing assets with complementary development opportunities and the Company's assets with significant future exploration opportunities.

      The consummation of the Company's 1998 divestiture plans and any future divestiture plans is entirely dependent on finding one or more willing buyers who have the financial wherewithal to complete such a purchase. Until such a buyer is found, the Company may reevaluate its portfolio of properties and at any time may adjust its plans concerning divestitures. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized.

Acquisition Activities

      General. The Company regularly seeks to acquire properties that complement its operations and provide exploitation and development opportunities and cost-reduction potential. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During 1997, the Company completed three major transactions: the merger with Mesa for total consideration of $991.0 million, the acquisition of Chauvco for total consideration of $696.4 million and the acquisition of assets from America Cometra for total consideration of $130 million. These acquisitions added significantly to the Company's exploratory and development drilling opportunities, balanced the Company's reserve mix between oil and natural gas, increased the scale of its operations in the MidContinent region, the offshore Gulf Coast region, Argentina and Canada and provided the Company with a significant base of operations and experienced personnel for its areas of geographic focus, including international areas. During 1996 and 1995, the Company reduced its previous emphasis on major acquisitions and, instead, concentrated its efforts on maximizing the value from its existing properties. However, the Company continued its program of smaller acquisitions of properties that exhibit one or more of the following characteristics: properties that are near or otherwise complement the Company's existing properties, properties that represent additional working interests in Company-operated properties or properties that provide the Company with strategic exploitation or exploration opportunities. In 1996 and 1995, aggregate expenditures to acquire such interests and properties amounted to approximately $21 million and $48.5 million, respectively.

      Future Acquisition Opportunities. The Company regularly pursues and evaluates acquisition opportunities (including opportunities to acquire particular oil and gas properties or related assets or entities owning oil and gas properties or related assets and opportunities to engage in mergers, consolidations or other business combinations with such entities) and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analysis, oil and gas reserve analysis, due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent or negotiation of a definitive agreement.

Financial Management

      The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future exploration, development and acquisition opportunities. While the Company may occasionally incur higher levels of debt to take advantage of opportunities, management's objective is to maintain a flexible capital structure and to strengthen the Company's financial position by reducing debt through an increase in equity capital or through the divestiture of nonstrategic assets.

      As with any organization, the Company has experienced various debt levels in recent years as it has responded to strategic opportunities. During 1996 and 1995, the Company took deliberate actions to reduce its debt levels or extend its debt maturities in order to improve its financial flexibility and enable it to take advantage of future strategic opportunities. The Company was able to reduce its debt level significantly each year through the application of proceeds from the dispositions of assets that the Company had identified as nonstrategic (see "Asset Divestitures" above). In 1997, the Company's debt level increased as a result of the assumption of the debt of Mesa and Chauvco. Also during 1997, the Company recorded a noncash pre-tax charge of $1.4 billion in accordance with SFAS 121 as defined in Note B of Notes to Consolidated Financial Statements included in "Item 8. "Financial Statements and Supplementary Data". As a result of the decrease in capital and the increase in debt, the Company's debt as a percentage of total capitalization was 56% at December 31, 1997, up from 31% at December 31, 1996.

      In January 1998, the Company completed the issuance of two series of senior notes for total net proceeds of $593 million. The first issuance was for $350 million of ten year notes with a coupon rate of 6.5%, and the second issuance was for $250 million of thirty year notes with a coupon rate of 7.2%. The proceeds were used primarily to repay the Company's bank indebtedness and had the effect of extending the Company's debt maturities.

Marketing of Production

      General. Production from the Company's properties is marketed consistent with industry practices, which include the sale of oil at the wellhead to third parties and the sale of gas to third parties. Sales prices for both oil and gas production are negotiated based on factors normally considered in the industry such as the spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions.

      Significant Purchasers. During 1997, the Company's two primary purchasers of crude oil were Mobil Oil Corporation ("Mobil") and Genesis Crude Oil, L.P. ("Genesis"), both of which purchase oil pursuant to contracts that provide for prices that are based on prevailing market prices. Approximately 16% and 23% of the Company's 1997 oil and gas revenues were attributable to sales to Mobil and Genesis, respectively. During 1997, the Company marketed its natural gas, including natural gas products, to a variety of purchasers. Approximately 11% and 10% of the Company's 1997 oil and gas revenues were attributable to sales to Producers Energy Marketing, LLC and Western Gas Resources, Inc., respectively. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

      Hedging Activities. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. The hedging strategy for each product the Company sells is described in further detail below.

      Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil prices per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges.

      Natural Gas Liquids. The Company employs a policy of hedging natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. Natural gas liquids are sold under long-term contracts which provide price flexibility and allow the Company to maximize prices between trading hubs.

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas prices per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges.

      See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's results of its hedging activities and Item 8. "Financial Statements and Supplementary Data" for a description of the Company's open hedge positions at December 31, 1997 and the related prices to be realized.

Operations by Geographic Area

      The Company operates in one industry segment. During 1997 and 1996, the Company did not have significant operations in geographic areas other than the United States. For financial information with respect to the Company's 1995 operations by geographic area, see Note O of Notes to Consolidated Financial Statements included in "Item 8.
Financial Statements and Supplementary Data".

Competition, Markets and Regulation

      Competition. The oil and gas industry is highly competitive. A large number of companies and individuals engage in the exploration for and development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development or exploration. Acquisitions of oil and gas properties have been an important element of the Company's growth, and the Company intends to continue to acquire oil and gas properties. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop them. Many of the Company's competitors are substantially larger and have financial and other resources greater than those of the Company.

      Markets. The Company's ability to produce and market oil and gas profitably depends on numerous factors beyond the Company's control. The effect of these factors cannot be accurately predicted or anticipated. In recent years, worldwide oil production capacity and gas production capacity in certain areas of the United States have exceeded demand, with resulting declines in the price of oil and gas. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, it is possible that prices for any oil or gas the Company produces will be lower than those currently available. Any significant decline in the price of oil or gas would adversely affect the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties.

      During most of 1996 and 1997, the Company benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 1998 capital budget of $500 million. Also, a continuing decline in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

      Governmental Regulation. Oil and gas exploration and production are subject to various types of regulation by local, state, federal and foreign agencies. The Company's operations are also subject to state conservation laws and regulations, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. Each state generally imposes a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

      The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, nondiscriminatory service. Although the Federal Energy Regulatory Commission ("FERC") has chosen not to impose the regulations of Order No. 509, which implements the OCSLA, on gatherers and other nonjurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit nondiscriminatory access to service on the OCS. In addition, gathering lines are currently exempt from FERC's jurisdiction, regardless of whether they are on the OCS, but FERC could eliminate this exception. Commencing May 1994, FERC issued a series of orders in individual cases that delineate its current gathering policy. FERC's gathering policy was retained and clarified with regard to deep water offshore facilities in a statement of policy issued in February 1996. FERC's new gathering policy does not address its jurisdiction over pipelines operating on or across the OCS pursuant to the OCSLA. If FERC were to apply Order No. 509 to gatherers on the OCS, eliminate the exemption of gathering lines and redefine its jurisdiction over gathering lines, these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico and elsewhere, such as the Company.

      The United States Minerals Management Service (the "MMS") is conducting an inquiry into certain contract settlement agreements from which producers on federal oil and gas leases have received settlement proceeds that the MMS claims are royalty-bearing and into the extent to which producers have paid appropriate royalty on those proceeds.

      Additional proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, FERC, state regulatory bodies, the courts and foreign governments. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations.

      Environmental and Health Controls. The Company's operations are subject to numerous federal, state, local and foreign laws and regulations relating to environmental and health protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air or other discharges resulting from the operation of natural gas processing plants, pipeline systems and other facilities that the Company owns. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including potential criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

      The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

      The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

      The Company currently owns or leases, and has in the past owned or leased, properties that for many years have been used for the exploration and production of oil and gas. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes diposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial plugging operations to prevent future contamination.

      Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention control plans, countermeasure plans, and facility response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Prevention Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA") and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground.

      OPA requires responsible parties to establish and maintain evidence of financial responsibility to cover removal costs and damages resulting from an oil spill. OPA calls for a financial responsibility increase from $35 million to $150 million to cover pollution cleanup for offshore facilities. In August 1993, MMS, which has been charged with implementing certain segments of OPA, issued its advanced notice of proposed rulemaking that would increase financial responsibility requirements for offshore lessees and permittees to $150 million as required by OPA. Due to the OPA's broad definition of "offshore facility," the Company could become subject to the financial responsibility rule if it is proposed and adopted; to date, however, the MMS has not formally proposed the financial responsibility regulations. On May 9, 1995, the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable to offshore facilities to $35 million (the current requirement under the federal OCSLA). The bill allows the limit to be increased to $150 million if a formal risk assessment indicates the increase to be warranted. It would also define "offshore facility" to include only coastal oil and gas properties. A U.S. Senate bill that would also lower the financial responsibility requirements for offshore facilities was passed in late 1995. The Senate bill would reduce the scope of "offshore facilities" subject to this financial assurance requirement to those facilities seaward of the U.S. coastline that are engaged in drilling for, producing or processing oil or that have the capacity to transport, store, transfer, or handle more than 1,000 barrels of oil at a time. Currently, the House and Senate bills are being reconciled in Conference Committee. The Clinton Administration has indicated support for these changes to the OPA financial responsibility requirements. The Company cannot predict the final form of the financial responsibility requirements that will be ultimately established, but any role that requires the Company to establish evidence of financial responsibility in the amount of $150 million has the potential to have a material adverse effect on Company operations and earnings. The Company does not believe that the rule to be proposed by the MMS will be any more burdensome to it than it will be to other similarly situated oil and gas companies.

      Many states in which the Company operates have recently begun to regulate naturally occurring radioactive materials ("NORM") and NORM wastes that are generated in connection with oil and gas exploration and production activities. NORM wastes typically consist of very low-level radioactive substances that become concentrated in pipe scale and in production equipment. State regulations may require the testing of pipes and production equipment for the presence of NORM, the licensing of NORM-contaminated facilities and the careful handling and disposal of NORM wastes. The Company believes that the growing regulation of NORM will have a minimal effect on the Company's operations because the Company generates only a very small quantity of NORM on an annual basis.

      The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or processing or a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's operations and financial condition.

      The Company employs an environmental specialist charged with monitoring regulatory compliance. The Company performs an environmental review as part of the due diligence work on potential acquisitions, including acquisitions of oil and gas properties. The Company is not aware of any material environmental legal proceedings pending against it or any significant environmental liabilities to which it may be subject.

Risks Associated with Business Activities

      The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities.

      Oil and Gas Prices and General Market Risks. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on the prevailing prices of oil and gas, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A substantial or extended decline in the prices of oil or gas could have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and a reduction in the Company's borrowing base under its bank credit facility.

      Risks of Drilling Activities. As noted under "Item 1. Business - Business Activities," of the total 1998 capital budget of $500 million, the Company anticipates spending approximately $301 million on exploitation activities and $125 million on exploration activities. This capital expenditure budget reflects the Company's plans to drill approximately 600 development wells and 95 exploratory wells and to perform recompletions on over 200 wells. Drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because of the percentage of the Company's capital budget devoted to exploratory projects, it is likely that the Company will continue to experience exploration and abandonment expense.

      Risks Associated with Unproved Properties. At December 31, 1997 and 1996, the Company had unproved property costs of $545 million and $7 million, respectively. U.S. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantity of proved reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company may be required to recognize significant non-cash charges in the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

      Acquisitions. Acquisitions of producing oil and gas properties have been a key element of the Company's growth. The Company's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas properties on a profitable basis. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attributable to reserves and to assess possible environmental liabilities. All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope.

      Divestitures. The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability of the Company to dispose of nonstrategic assets, including the availability of purchasers willing to purchase the nonstrategic assets at prices acceptable to the Company.

      Risks Associated with Operation of Natural Gas Processing Plants. The Company owns interests in seven natural gas processing plants and operates three of those plants, although the net revenues derived from natural gas processing during 1997 represented only 1% of the total net revenues from oil and gas activities. There are significant risks associated with the operation of natural gas processing plants. Natural gas and natural gas liquids are volatile and explosive and may include carcinogens. Damage to or misoperation of a natural gas processing plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

      Operating Hazards and Uninsured Risks. The Company's operations are subject to all the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of high premium costs.

      Environmental Risks. The oil and gas business is also subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of federal, state and foreign laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to penalties, damages or other liabilities, and compliance may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business - Competition, Markets and Regulation - Environmental and Health Controls".

      The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or processing or a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's operations and financial condition. Pollution and similar environmental risks generally are not fully insurable.

      Competition. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business - Competition, Markets and Regulation".

      Government Regulation. The Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business - Competition, Markets and Regulation".

      Risks of International Operations. At December 31, 1997, approximately 20% of the Company's proved reserves of oil and gas were located outside the United States (12% in Argentina and 8% in Canada). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the United States dollar versus the local currency in which oil and gas are sold. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's consolidated revenues and expenses (as expressed in United States dollars).

      Estimates of Reserves and Future Net Revenues. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this Report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as estimates of the current market value of the Company's proved reserves.

Definition of Certain Oil and Gas Terms

      When used in this Report, the following terms have the meanings indicated below.

      "Bbl" means a standard barrel of 42 U.S. gallons and represents the basic unit for measuring the production of crude oil, natural gas liquids and condensate.

      "Bcf" means one billion cubic feet.

      "Bcfe" means a billion cubic feet equivalent and is a customary convention used in the United States to express oil and gas volumes on a comparable basis. It is determined on the basis of the estimated relative energy content of oil to natural gas, being approximately one barrel of oil per six Mcf of gas.

      "BOE" means a barrel-of-oil-equivalent and is a customary convention used in the United States to express oil and gas volumes on a comparable basis. It is determined on the basis of the estimated relative energy content of natural gas to oil, being approximately six Mcf of natural gas per Bbl of oil.

      "Btu" means British thermal unit and represents the amount of heat needed to raise the temperature of one pound of water one degree Fahrenheit.

      "gross" acre or well means an acre or well in which a working interest is owned.

      "MBbl" means one thousand Bbls.

      "MBOE" means one thousand BOEs.

      "Mcf" means one thousand cubic feet under prescribed conditions of pressure and temperature and represents the basic unit for measuring the production of natural gas.

      "MMcf" means one million cubic feet.

      "net" acres or wells is determined by multiplying the gross acres or wells, as the case may be, by the applicable working interest in those gross acres or wells.

      "NGLs" means natural gas liquids.

      "NYMEX" means The New York Mercantile Exchange.

      "proved reserves" means those estimated quantities of crude oil and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. Proved reserves are limited to those quantities of oil and gas that can be expected to be recoverable commercially at current prices and costs, under existing regulatory practices and with existing conventional equipment and operating methods.

      "SEC 10 value" means the present value of estimated future net revenues, before income taxes, of proved reserves, determined in all material respects in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") (generally using prices and costs in effect at the specified date and a 10% discount rate). The reserve estimates for 1997 utilize an oil price of $16.89 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs), an NGL price of $12.79 per Bbl and a gas price of $2.06 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

ITEM 2.     PROPERTIES

      The information included in this Report about the Company's proved oil and gas reserves at December 31, 1997, including estimated quantities and SEC 10 value, is based on reserve reports prepared by the Company's engineers for all properties other than Canada, which have been prepared by Martin Petroleum & Associates and Gilbert Laustsen Jung Associates.

      Numerous uncertainties exist in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. This Report contains estimates of the Company's proved oil and gas reserves and the related future net revenues, which are based on various assumptions, including those prescribed by the SEC. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and related SEC 10 value of proved reserves set forth in this Report. In addition, the Company's reserves may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, estimates of the SEC 10 value of proved reserves contained in this Report should not be construed as estimates of the current market value of the Company's proved reserves.

      SEC 10 value is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. It requires the use of oil and gas prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas because of seasonal price fluctuations or other varying market conditions. SEC 10 values as of any date are not necessarily indicative of future results of operations. Accordingly, estimates of future net revenues in this Report may be materially different from the net revenues that are ultimately received.

      The Company did not provide estimates of total proved oil and gas reserves during 1997 to any federal authority or agency, other than the SEC.

Proved Reserves

      The Company's proved reserves totaled 761.6 million BOE at December 31, 1997, 302.2 million BOE at December 31, 1996 and 296.8 million BOE at December 31, 1995, representing $3.1 billion, $2.3 billion and $1.4 billion, respectively, in SEC 10 value. The Company achieved these annual increases in reserves despite having sold reserves of 18.1 million BOE in 1997, 45.8 million BOE in 1996 and 34.8 million BOE in 1995.

      On a BOE basis, 86% of the Company's total proved reserves at December 31, 1997 are proved developed reserves. Based on reserve information as of December 31, 1997 and using the Company's reserve report production information for 1998, the reserve-to-production ratio associated with the Company's proved reserves is
11.3 years on a BOE basis. The following table provides information regarding the Company's proved reserves by geographic area as of and for the year ended December 31, 1997.

                           PROVED OIL AND GAS RESERVES

                                                                             1997 Average
                          Proved Reserves as of December 31, 1997        Daily Production (a)
                        ------------------------------------------   ---------------------------
                          Oil       Natural               SEC 10       Oil      Natural
                        & NGLs        Gas                  Value     & NGLs       Gas
                        (MBbls)     (MMcf)     MBOE        (000)     (Bbls)      (Mcf)     BOE
                        -------    --------   -------   ----------   -------   --------   ------
United States:
 Gulf Coast Region....    19,289    316,238    71,996  $   412,296     5,919   110,657    24,362
 MidContinent Region..   102,331   1,101,421  285,901    1,153,385     9,828   101,860    26,805
 Permian Basin........   207,696    301,471   257,941      931,345    32,847    74,792    45,312
                        --------   --------   -------    ---------   -------   -------   -------
                         329,316   1,719,130  615,838    2,497,026    48,594   287,309    96,479
Argentina.............    31,612    340,392    88,344      345,721       406       -         406
Canada................    22,796    207,868    57,441      232,925       -         -         -
                        --------   --------   -------    ---------   -------   -------   -------

  Total...............   383,724   2,267,390  761,623  $ 3,075,672    49,000   287,309    96,885
                        ========   =========  =======   ==========   =======   =======   =======

---------------
(a) The 1997 average daily production is calculated using a 365-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

  Reserve Replacement

      For the ninth consecutive year, the Company was able to replace its annual production volumes with proved reserves of crude oil, NGLs and natural gas, stated on an energy equivalent basis. During 1997, the Company added 512.9 million BOE resulting in reserve replacement of 1450% of total production. Of the 512.9 million BOE reserve additions, 457.7 million BOE were added through acquisitions of proved properties, 2.4 million BOE were added through exploration and development drilling activities and 52.8 million BOE were the net result of revisions. Reserves added by development drilling are primarily from the identification of additional infill drilling locations and new secondary recovery projects. Reserve revisions result from several factors including changes in existing estimates of quantities available for production and changes in estimates of quantities which are economical to produce under current pricing conditions. The Company's reserves as of December 31, 1997 were estimated using a price of $16.89 per Bbl of oil, $12.79 per Bbl of NGLs and $2.06 per Mcf of gas. Should prices decline in future periods, reserves may be revised downward for quantities which may be uneconomical to produce at lower prices.

      The Company's 1997 reserve replacement rate on a BOE basis was 1450%, which included reserve replacement rates for oil and natural gas of 1375% and 1528%, respectively. Previous reserve replacement performance rates were 314% in 1996 (398% for oil and 239% for gas) and 281% in 1995 (263% for oil and 297% for gas). For the three year period ended December 31, 1997, the average reserve replacement rate was 769%, as compared to a three year average replacement rate of 377% in 1996 and 412% in 1995. During 1997, the Company's reserve replacement rate was primarily the product of its acquisition activities. In 1995, and to a greater extent in 1996, the reserve replacement rates were influenced more by exploration and development activities and less by acquisition activities.

  Finding Cost

      The Company's acquisition and finding cost for 1997 was $8.23 per BOE as compared to the 1996 and 1995 acquisition and finding costs of $3.10 and $2.87 per BOE, respectively. The increased rate in 1997 is a result of the fair value associated with Mesa's and Chauvco's long-lived, low production cost reserves. The average acquisition and finding cost for the three-year period from 1995 to 1997 was $7.04 per BOE representing a 76% increase from the 1996 three-year average rate of $3.99.

  Oil and Gas Mix

      The Company seeks to maintain a strategic balance between oil and natural gas reserves and production. While the Company's reserve and production mix may vary somewhat on a short-term basis as the Company takes advantage of market conditions and specific acquisition and development opportunities, management believes that a relative mix of approximately 50% oil and NGLs and 50% natural gas is in the best long-term interests of the Company and its stockholders. The Company's reserve mix was 50% oil and NGLs and 50% gas at December 31, 1997, and its production mix was 51% oil and NGLs and 49% gas during 1997.

Description of Properties

      The Company manages its domestic oil and gas properties based upon their geographic area, and, as a result, the Company has divided its domestic operations into three domestic operating regions: the Permian Basin region, the onshore and offshore Gulf Coast region and the MidContinent region. In addition, at December 31, 1997, the Company has international operations principally in Argentina and Canada.

      Gulf Coast. The Gulf Coast region includes onshore oil and gas properties located in South and East Texas, Louisiana and Mississippi and offshore properties in the Gulf of Mexico. In the Gulf Coast region, the Company is focused on reserve and production growth through a balanced portfolio of development and exploration activities. To accomplish this, the Company has devoted most of its domestic exploration efforts to this region as well as its investment in and utilization of 3-D seismic technology.

      Utilization of 3-D seismic technology during 1997 yielded substantial results in the Company's Lopeno field which produces from the Wilcox formation. Gross gas production from this area increased from 36 MMcf per day to 57 MMcf per day during 1997 as a result of drilling eight development wells, most of which were identified from 3-D seismic data. The Company has identified at least eight additional drilling locations after further interpretation of the 3-D data. In addition, the Company continues to experience successful results in its 100% owned Pawnee field which produces 21 MMcf per day from 23 wells in the Edwards formation. The Company has been actively developing this field with new drilling, horizontal recompletions, adding new perforations and acidizing existing wellbores which increased field production seven MMcf per day during 1997. A 3-D seismic survey will be utilized to identify additional drilling locations in this field area.

      Cotton Valley. In May of 1997, the Company acquired a 35% interest in approximately 375,000 acres within the Cotton Valley Pinnacle Reef Trend from Union Pacific Resources Company ("UPRC") for $26.9 million. The Company and UPRC have signed an exploration agreement to jointly explore and develop this area located in eastern Texas.

      On December 19, 1997, the Company completed the acquisition of assets in the East Texas Basin from affiliates of American Cometra, Inc. ("ACI") and Rockland Pipe Co. ("Rockland"), both subsidiaries of Electrafina S.A. of
Belgium. Purchase consideration consisted of $85 million cash and 1.6 million shares of Company common stock. The Company acquired all of ACI's producing wells, acreage (95,000 gross and 38,000 net), seismic data, royalties and mineral interests and Rockland's gathering system, pipeline and Plum Creek gas processing plant in the East Texas Basin. The acquired acreage is in Henderson, Freestone, Anderson and Leon counties. The acquired wells are currently producing approximately 18 MMcf of gas per day and have significant upside potential with the planned drilling of additional wells.

      During 1998, the Company plans an aggressive drilling program in the Gulf Coast region with a total budget of $157.5 million to drill approximately 49 exploratory wells and 25 development wells. Exploration expenditures are estimated at $75 million and will be focused in the inland water transition zone areas of Louisiana and Texas and the Cotton Valley Pinnacle Reef Trend in East Texas. During 1998, the Company will focus development activities in five core properties: Lopeno and Pawnee fields in South Texas, Timbalier Bay and Grand Bay fields in South Louisiana and Eugene Island 208 field in the Gulf of Mexico.

      MidContinent. The MidContinent region includes properties located in the Texas Panhandle, Oklahoma, Arkansas and Kansas. By far, the largest of these assets is the Company's Hugoton field followed by the West Panhandle field, both acquired from Mesa in August 1997. These two fields combined account for approximately $1 billion of the Company's $3.1 billion of SEC 10 reserve value at December 31, 1997. During 1998, the Company plans to spend approximately $48.8 million in the MidContinent region. This activity includes drilling approximately 110 development wells and six exploratory wells and performing recompletions on approximately 26 targeted wells.

      Hugoton Field. The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. The Company's Hugoton properties represent approximately 13% of the proved reserves in the field and are located on over 237,000 net acres, covering approximately 400 square miles. The Company has working interest in approximately 1,200 wells in the Hugoton field, 977 of which it operates, and royalty interest in approximately 750 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and associated NGLs.

      Production in the Hugoton field is subject to allowables set by state regulators, but the Company's Hugoton properties are capable of producing approximately 188 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties). The Company estimates that it and other major producers in the Hugoton field produced at or near capacity in 1997. By continuing its successful installation of compression and artificial lift, in combination with an extensive stimulation program and a selective replacement well drilling program, the Company anticipates that the normal 8% Hugoton properties production decline may be temporarily arrested.

      The Company intends to submit an application to the Kansas Corporation Commission (the "KCC") to allow infill drilling into the Council Grove
Formation. The Company believes that such infill drilling could increase production from its Hugoton properties. There can be no assurance that the application will be approved or as to the timing of receipt of such approval if such approval is obtained.

      West Panhandle Field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's natural gas in the West Panhandle field is produced from approximately 600 wells on more than 241,000 gross (185,000 net) acres covering over 375 square miles. The Company's wellhead gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from other natural gas fields. The Company operates the wells and production equipment and Colorado Interstate Gas Company owns and operates the gathering system.

      The production from the West Panhandle field is processed through the Company-owned Fain natural gas processing plant. In February 1997, the Company initiated a project to add nitrogen rejection capabilities at the Fain Plant. This project, which is scheduled for completion in mid-1998, will allow the Company to recover in excess of 90% of the helium in the processed gas, increase NGL recoveries and upgrade residue quality to improve marketing flexibility.

      As of December 31, 1997, the Company's West Panhandle properties represented approximately 12% of the Company's equivalent proved reserves and approximately 12% of the present value of estimated future net cash flows, determined in accordance with SEC guidelines. The Company has identified over 50 locations that have additional production potential in new areas or deeper zones that the Company plans to redrill in 1998.

      Permian Basin. Of the $931.3 million of SEC 10 value contained in the properties in the Permian Basin region, the Spraberry field accounts for $642.6 million. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average Btu content of 1,400 Btu per Mcf. The oil and gas is produced from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. The center of the Spraberry field was unitized in the late 1950's and early 1960's by the major oil companies but until the late 1980's experienced very limited development activity. Since 1989, the Company has focused acquisition and development drilling activities in the unitized portion of the Spraberry field due to the dormant condition of the properties and the high net revenue interests available. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the hundreds of undeveloped infill drilling locations and the ability to reduce operating expenses through economies of scale. In February 1997, the Texas Railroad Commission (which regulates oil and gas production) entered a favorable order on the Company's application to allow administrative approval of uncontested applications to increase the density of drilling in the Spraberry field from one well per 80 acres to one well in 40 acres. The Company believes such reduced spacing may provide in excess of 1,000 additional drilling locations which have the potential to add 70 million BOE's to the Company's reserve base. Through December 31, 1997, the Company has drilled 60 wells in the Spraberry field under the reduced spacing requirements resulting in the addition of approximately 6.9 million BOE's to its reserve portfolio.

      Since the early 1960's, the Company has been involved in acquisition and development activities in other fields in the Permian region which includes all of West Texas and Southeastern New Mexico. The Iatan field in Mitchell County, Texas, the Lusk and Dagger Draw fields in Eddy County, New Mexico, the Abell (Devonian) field in Crane and Pecos Counties of Texas, the Ozona field in Crockett and Sutton Counties of Texas and the War-Wink West Field in the Delaware Basin of West Texas are core areas for the Company's Permian region operations in terms of existing production, production and reserve growth, and identification of additional drilling locations.

      The Company will continue to focus on the development of the existing properties utilizing waterflood procedures and secondary recovery technologies as these efforts have consistently resulted in increased production, reserve additions due to development drilling, and new drilling locations. In addition, all of the fields in this operational group have been screened for feasibility for carbon dioxide (CO2) flood implementation, and the Company plans to move forward in utilizing this technology in 1998. In total, the Company anticipates spending $112.5 million in 1998 in the Permian Basin to drill approximately 295 wells and to perform recompletions on approximately 135 targeted wells. Development activities will account for 95% of these planned expenditures.

      International. The acquisition of Chauvco provided the Company with a significant presence in Argentina and Canada, representing 11% and 8% of the Company's SEC 10 value at December 31, 1997. The Canadian producing properties are primarily located in Alberta and British Columbia, Canada in the following areas: Thompson/Alliance, Spirit River/Rycroft, Cherhill, Killam, Choice, David, Martin Creek and Chinchaga. During 1997, these properties produced an average of 17,532 BOE's per day, net to the Company's interest. These properties currently include more than 700 development drilling locations.

      The Company's Argentine properties are primarily located in the Tierra del Fuego and Neuquen basins. Chauvco's share of Argentine production during 1997 averaged 16,147 BOE's per day. The Tierra del Fuego production concession is located in the extreme southern portion of Argentina, approximately 1,500 miles south of the country's capital, Buenos Aires. Crude oil, natural gas, condensate and NGLs are produced from six separate fields in which the Company has a 35% working interest. The most significant area is the San Sebastian field which accounts for approximately 40% of crude oil and condensate production, 100% of propane and butane production, and 84% of natural gas sales from the concession. In Argentina, recent expansion of gas processing facilities and completed pipeline connections at Tierra del Fuego will allow handling of increased production volumes committed for delivery under a gas contract to a petrochemical plant in Chile. Natural gas deliveries under the contract to the methanol plant in Chile commenced in January 1997 at a rate of 17.0 MMcf per day.

      The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of the country's capital city and just to the east of the Andes Mountains. Crude oil and natural gas are produced from two separate fields in the Loma Negra/NI Block, the Huincul field in the Dadin Block and from three oil fields and one natural gas field in the Al Norte de la Dorsal Block in which the Company has a 100% working interest.

      In addition to the proved producing assets of Chauvco, the Company acquired a substantial inventory of unproved oil and gas properties which will provide the Company with many exploration opportunities with the potential for significant reserve additions. Although the acquisition of a portfolio of unproved properties represents an exciting challenge to the Company's team of engineers, geologists and geophysicists, such opportunities are not without risk. U.S. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantity of proved reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company may be required to recognize significant noncash charges to the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

      On a smaller scale, the Company has recently entered into agreements to begin exploratory activity in the African nations of South Africa and Gabon. The South African Block covers over five million acres along the southern coast of South Africa, generally in water depths less than 650 feet. It is located between Block 9, which produces quantities of oil from Oribi Field (up to 25,000 barrels per day) and gas from F-A Field (about 190 MMcf per day), and Pioneer's study block 13A/14A offshore Port Elizabeth. In addition, Pioneer concluded in November of 1997, a Technical Cooperation Agreement on Block 7 which is located adjacent to and west of Block 9, and covers an area of about three million acres, the most prospective portion of which is in water depths of less than 500 feet.

      The Company plans to spend approximately $181.2 million internationally in 1998 as follows: $97.5 million in Argentina, $57.5 million in Canada, and $26.2 million in Africa and other international areas. The Company's international exploration budget of $50 million is primarily devoted to Africa, Argentina and Canada.

Selected Oil and Gas Information

      The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 1997, 1996 and 1995. Because of normal production declines, increased or decreased drilling activities and the effects of future acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

      Production,   Price  and  Cost  Data.  The  following   table  sets  forth
production, price and cost data with respect to the Company's properties for the years ended December 31, 1997, 1996 and 1995.

                       PRODUCTION, PRICE AND COST DATA (a)

                                                      Year ended December 31,
                    -------------------------------------------------------------------------------------------
                                 1997                         1996                             1995
                    -----------------------------  -----------------------------  -----------------------------
                                                           Australia(b)
                     United                        United      and                United
                     States   Argentina    Total   States   Argentina    Total    States    Australia   Total
                    --------  ---------  --------  -------  ----------  --------  --------  ---------  --------
Production information:
 Annual production:
  Oil (MBbls).....    13,470       148     13,618    10,872       403     11,275    11,328     1,574     12,902
  NGLs  (MBbls)...     4,267       -        4,267       -         -          -         -         -          -
  Gas (MMcf)......   104,868       -      104,868    73,924     1,927     75,851    76,669     8,626     85,295
  Total (MBOE)....    35,215       148     35,363    23,193       723     23,916    24,106     3,012     27,118
 Average daily
   production:
    Oil (Bbls)....    36,903       406     37,309    29,705     1,100     30,805    31,036     4,312     35,348
    NGLs (Bbls)...    11,691       -       11,691       -         -          -         -         -          -
    Gas (Mcf).....   287,309       -      287,309   201,979     5,265    207,244   210,052    23,633    233,685
    Total (BOE)...    96,479       406     96,885    63,368     1,978     65,346    66,045     8,251     74,296
Average prices:
 Oil (per Bbl)....  $  18.50   $ 19.68   $  18.51  $  19.96   $ 19.81   $  19.96  $  16.70   $ 18.78   $  16.96
 NGLs (per Bbl)...  $  12.59   $   -     $  12.59  $    -     $   -     $    -    $    -     $   -     $    -
 Gas (per Mcf)....  $   2.20   $   -     $   2.20  $   2.27   $  1.95   $   2.27  $   1.84   $  1.88   $   1.84
 Revenue (per BOE)  $  15.16   $ 19.68   $  15.18  $  16.61   $ 16.21   $  16.60  $  13.69   $ 15.21   $  13.85
Average costs:
 Production costs
  (per BOE):
   Lease operating
    expense.......  $   3.01   $  5.47   $   3.02  $   3.39   $  4.75   $   3.43  $   3.97   $  4.12   $   3.99
   Production taxes.     .81       .19        .81       .94       -          .91       .70       -          .62
   Workover.......       .25       -          .25       .28       -          .27       .25       -          .22
                     -------    ------    -------   -------    ------    -------   -------     -----    -------
     Total........  $   4.07   $  5.66   $   4.08  $   4.61   $  4.75   $   4.61  $   4.92   $  4.12   $   4.83
 Depletion expense
   (per BOE)......  $   5.77   $  8.70   $   5.78  $   4.25   $  5.73   $   4.30  $   5.19   $  6.74   $   5.36
---------------

(a) These amounts are calculated without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.

(b) Represents production associated with the Company's Australian subsidiaries prior to their divestiture in 1996.

      Productive Wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 1997, 1996 and 1995.

                                                PRODUCTIVE WELLS(a)

                                      Gross Productive Wells       Net Productive Wells
                                     ------------------------    -----------------------
                                       Oil     Gas     Total       Oil    Gas     Total
                                     ------   ------   ------    ------  ------   ------
Year ended December 31, 1997:
   United States..................    6,075    3,931   10,006     3,399   2,326    5,725
   Argentina......................      213       53      266       154      38      192
   Canada.........................    1,666      428    2,094       667     202      869
                                     ------   ------   ------    ------  ------   ------
   Total..........................    7,954    4,412   12,366     4,220   2,566    6,786
                                     ======   ======   ======    ======  ======   ======
Year ended December 31, 1996:
   United States..................    5,572    1,393    6,965     3,119     650    3,769
   Argentina......................        5      -          5         1     -          1
                                     ------   ------   ------    ------  ------   ------
   Total..........................    5,577    1,393    6,970     3,120     650    3,770
                                     ======   ======   ======    ======  ======   ======
Year ended December 31, 1995:
   United States..................    6,138    2,137    8,275     3,198     680    3,878
   Australia and Other Foreign....      112      450      562        27      54       81
                                     ------   ------   ------    ------  ------   ------
   Total..........................    6,250    2,587    8,837     3,225     734    3,959
                                     ======   ======   ======    ======  ======   ======

---------------
(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 1997, the Company owned interests in 182 wells containing multiple completions.

      Leasehold Acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 1997.

                                LEASEHOLD ACREAGE

                                     Developed Acreage        Undeveloped Acreage
                                  ------------------------   ------------------------   Royalty
                                  Gross Acres   Net Acres    Gross Acres   Net Acres    Acreage
                                  -----------   ----------   -----------   ----------   --------
Year ended December 31, 1997:
  United States.................    1,665,292      989,027     1,472,049      591,005    420,907
  Canada........................      331,000      152,000       701,000      478,000        -
  Argentina.....................      697,683      301,820     1,650,769    1,027,490        -
                                  -----------   ----------   -----------   ----------   --------
  Total.........................    2,693,975    1,442,847     3,823,818    2,096,495    420,907
                                  ===========   ==========   ===========   ==========   ========

      Drilling Activities. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled and completed during the years ended December 31, 1997, 1996 and 1995. This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry wells.

                               DRILLING ACTIVITIES

                                      Gross Wells                Net Wells
                              Year Ended December 31,    Year Ended December 31,
                              ----------------------     ----------------------
                               1997   1996(b)   1995      1997   1996(b)   1995
                              -----   ------   -----     -----   ------   -----
United States:
 Productive wells:
  Development................   483     535      432     341.2    362.9   307.0
  Exploratory................    38      37       30      23.8     24.2    18.0
 Dry holes:
  Development................    18       7        7       8.8      4.4     2.1
  Exploratory................    46      10       16      30.3      6.0     4.7
                              -----   -----    -----     -----   ------   -----
                                585     589      485     404.1    397.5   331.8
                              -----   -----    -----     -----   ------   -----
Australia and other foreign:
 Productive wells:
  Development................    -        2        6       -         .3     1.4
  Exploratory................    -       -         1       -        -        .3
 Dry holes:
  Development................    -        1       -        -         .2     -
  Exploratory................     1       1        9        .4       .2     2.8
                              -----   -----    -----     -----   ------   -----
                                  1       4       16        .4       .7     4.5
                              -----   -----    -----     -----   ------   -----
Argentina:
 Productive wells:
  Development................     4       3       -         .6       .4     -
  Exploratory................     1      -         1        .1      -        .1
 Dry holes:
  Development................    -       -        -         -         -      -
  Exploratory................     1       3        7        .1       .4     1.0
                              -----   -----    -----     -----   ------   -----
                                  6       6        8        .8       .8     1.1
                              -----   -----    -----     -----   ------   -----
    Total....................   592     599      509     405.3    399.0   337.4
                              =====   =====    =====     =====   ======   =====

Success ratio(a).............   89%     96%      92%       90%      97%     97%
---------------

(a) Represents those wells that were successfully completed as productive wells.

(b) The 1996 Australian amounts include only three months of activity related to the Company's Australian properties prior to their sale in March 1996.

      The following table sets forth information about the Company's wells that were in progress at December 31, 1997.

                                          Gross Wells    Net Wells
                                          -----------    ---------
     United States:
       Development.......................      112           82.0
       Exploratory.......................       13            9.1
                                             -----         ------
                                               125           91.1
                                             -----         ------
     Canada:
       Development.......................        1            0.9
       Exploratory.......................        1            0.6
                                             -----         ------
                                                 2            1.5
                                             -----         ------
     Argentina:
       Development.......................        5            5.0
       Exploratory.......................        4            2.3
                                             -----         ------
                                                 9            7.3
                                             -----         ------
          Total..........................      136           99.9
                                             =====         ======

ITEM 3.     LEGAL PROCEEDINGS

      The Company is party to various legal proceedings, which are described under "Legal Actions" in Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The Company is also party to other litigation incidental to its business. The claims for damages from such other legal actions are not in excess of 10% of the Company's current assets and the Company believes none of these actions to be material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Acquisition of Chauvco

      On December 18, 1997, the Company held a Special Meeting for stockholders in Dallas, Texas. The Special Meeting related to the acquisition by the Company of the Canadian and Argentine oil and gas businesses of Chauvco Resources Ltd., an Alberta corporation, and the spinoff to Chauvco shareholders and optionholders of Chauvco's Gabonese oil and gas operations and other international interests (the "Combination Agreement"). Also on December 18, 1997, Chauvco held a Special Meeting for its stockholders in Alberta, Canada in connection with the Combination Agreement. Each of the proposals was approved by stockholders as follows:

The Company
-----------
                                                                    Broker
   Proposal                     For        Against     Abstain     Non-Votes
   --------                 ----------     -------     -------     ---------
Combination Agreement       57,282,078     345,596     285,770            -

Chauvco
-------
                                                                    Broker
   Proposal                     For        Against     Abstain     Non-Votes
   --------                 ----------     -------     -------     ---------
Combination Agreement       43,788,841       1,226         -              -

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol "PXD". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the New York Stock Exchange composite transactions, and the amount of dividends paid.
                                                                   Dividends
                                             High        Low     Paid per share
                                          ---------   --------   --------------
1997
   Fourth quarter.....................    $43 13/16   $ 25 5/8           -
   Third quarter......................    $  44 3/8   $ 34 3/4        $.05
   Second quarter.....................    $ 36 3/16   $ 28 1/2           -
   First quarter......................    $  37 5/8   $ 28 7/8        $.05
1996
   Fourth quarter.....................    $  37 1/4   $ 26 1/8           -
   Third quarter......................    $  27 3/4   $ 22 1/4        $.05
   Second quarter.....................    $  27 7/8   $ 22 3/4           -
   First quarter......................    $  23 3/4   $ 19 3/8        $.05

      On February 27, 1998, the last reported sales price of the Company's common stock, as reported in the New York Stock Exchange composite transactions, was $23.69 per share.

      As of February 27, 1998, the Company's common stock was held by approximately 55,000 holders of record, representing approximately 112,000 total owners.

      Since the third quarter of 1991, the Company has paid a cash dividend of $.05 per share of common stock in the first and third quarters of each calendar year. Subject to the continuation of successful operations and the discretion of the Company's Board of Directors, the Company intends to continue to declare a $.05 per share dividend on a semi-annual basis to achieve an annual dividend level of $.10 per share. The Company's Board of Directors may from time to time reconsider the dividend policy and make any changes that it deems appropriate. There can be no assurance that any future dividends or distributions will be paid on the Company's common stock.

      On December 19, 1997, the Company completed the purchase of certain assets in the East Texas Basin from affiliates of American Cometra, Inc. and Rockland Pipeline Co., both of which are subsidiaries of Electrafina S.A. of Belgium. The total consideration paid was approximately $130 million, consisting of $85 million in cash and 1.6 million shares of the Company's common stock. The common stock, which was issued in a private placement, was distributed to the following persons:
                                         Common Stock         Common Stock
                                        Owned Prior to        Acquired in
                                         Transaction          Transaction
                                        --------------        -----------

      Cometra Energy, L.P.                       0             1,605,290
      Terry N. McClure                           0                 9,800
      James D. Paquin                            0                19,600
      Mark W. Young                          1,000                19,600

In connection with such purchase of assets, the Company agreed to file and keep continuously effective for up to 24 months a registration statement covering the resale of the common stock issued in the transaction. Such registration statement was declared effective by the SEC on March 2, 1998.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected consolidated financial data for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, related notes and other financial information included in "Item 8. Financial Statements and Supplementary Data".

                                                             Year ended December 31,
                                               -------------------------------------------------
                                                1997(a)     1996      1995     1994(b)   1993(c)
                                               ---------  --------  --------  --------  --------
                                                      (in millions, except per share data)
Statement of Operations Data:
  Revenues:
    Oil and gas..............................  $   536.8  $  396.9  $  375.7  $  337.6  $  207.2
    Natural gas processing...................        -        23.8      33.2      39.2      77.5
    Gas marketing............................        -         -        76.8     103.0      43.8
    Interest and other.......................        4.3      17.5      11.4       6.9       4.4
    Gain on disposition of assets, net(d)....        4.9      97.1      16.6       9.5      23.2
                                                --------   -------   -------   -------   -------
                                                   546.0     535.3     513.7     496.2     356.1
                                                --------   -------   -------   -------   -------
  Costs and expenses:
    Oil and gas production...................      144.2     110.3     130.9     127.1      78.3
    Natural gas processing...................        -        12.5      25.9      33.6      51.6
    Gas marketing............................        -         -        75.7     101.5      42.8
    Depletion, depreciation and amortization.      212.4     112.1     159.1     145.4      80.4
    Impairment of oil and gas properties and
      natural gas processing facilities......    1,356.4       -       130.5       -         -
    Exploration and abandonments.............       77.2      23.0      27.5      25.2       3.6
    General and administrative...............       48.8      28.4      37.4      29.0      23.8
    Interest.................................       77.5      46.2      65.4      50.6      23.3
    Other....................................        7.1       2.5      11.3       4.3       3.9
                                                --------   -------   -------   -------   -------
                                                 1,923.6     335.0     663.7     516.7     307.7
                                                --------   -------   -------   -------   -------
  Income (loss) before income taxes,
    extraordinary item and cumulative effect
    of accounting change.....................   (1,377.6)    200.3    (150.0)    (20.5)     48.4
  Income tax benefit (provision).............      500.3     (60.1)     45.9       6.5     (17.0)
                                                --------   -------   -------   -------   -------
  Income (loss) before extraordinary item and
    cumulative effect of accounting change...     (877.3)    140.2    (104.1)    (14.0)     31.4
  Extraordinary item.........................      (13.4)      -         4.3       (.6)      -
  Cumulative effect of accounting change.....        -         -         -         -        17.1
                                                --------   -------   -------   -------   -------
Net income (loss)............................  $  (890.7) $  140.2  $  (99.8) $  (14.6) $   48.5
                                                ========   =======   =======   =======   =======
  Income (loss) before  extraordinary  item
    and cumulative  effect of accounting
    change per share:
      Basic..................................  $  (16.88) $   3.95  $  (2.96) $   (.47) $   1.15
                                                ========   =======   =======   =======   =======
      Diluted................................  $  (16.88) $   3.47  $  (2.96) $   (.47) $   1.12
                                                ========   =======   =======   =======   =======
  Net income (loss) per share:
    Basic....................................  $  (17.14) $   3.95  $  (2.84) $   (.49) $   1.77
                                                ========   =======   =======   =======   =======
    Diluted..................................  $  (17.14) $   3.47  $  (2.84) $   (.49) $   1.73
                                                ========   =======   =======   =======   =======
  Dividends per share .......................  $     .10  $    .10  $    .10  $    .10  $    .10
                                                ========   =======   =======   =======   =======
  Weighted average shares outstanding........       52.0      35.5      35.1      29.9      27.4
Other Financial Data:
  Cash flows from operating activities.......  $   228.2  $  230.1  $  156.6  $  129.8  $  112.2
  Cash flows from investing activities.......     (341.2)     13.7     (52.6)   (446.0)   (398.2)
  Cash flows from financing activities.......      166.0    (245.4)   (107.9)    331.4     278.9
Balance Sheet Data:
  Working capital............................  $    46.6  $   26.1  $   31.5  $   43.7  $   39.5
  Property, plant and equipment, net.........    3,515.8   1,040.4   1,121.7   1,349.9     802.0
  Total assets...............................    3,946.6   1,199.9   1,319.2   1,604.9   1,016.9
  Long-term obligations......................    2,124.0     329.0     603.2     727.2     544.3
  Preferred stock of subsidiary..............        -       188.8     188.8     188.8       -
  Total stockholders' equity.................    1,548.8     530.3     411.0     509.6     348.8

---------------
                                       23

(a) Includes  amounts  relating to the  acquisition  of Mesa beginning in August
    1997.

(b) Includes amounts relating to the acquisition of Bridge Oil Limited in July 1994 and the acquisition of properties from PG&E Resources Company in August 1994.

(c) Includes amounts relating to the acquisition of certain Prudential-Bache Energy limited partnerships in July 1993. Also includes results of operations related to the Company's interest in the Carthage gas processing plant that had been deferred in 1992 and 1993 and the gain of $7.3 million recognized on the sale of that interest on June 30, 1993.

(d) Includes a gain of $83.3 million in 1996 related to the disposition of certain wholly-owned subsidiaries.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

The Formation of Pioneer

      Pioneer Natural Resources Company (the "Company"), a Delaware corporation, was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was
significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States and in Argentina and Canada.

      Combining the physical assets and management teams of Parker & Parsley and Mesa into the Company created a company with a solid foundation of core assets. This foundation includes three core areas (the Hugoton gas field located in Southwest Kansas, the West Panhandle gas field located in the Texas Panhandle, and the Spraberry oil and gas field in West Texas) that provide consistent and dependable production, cash flow and ongoing development opportunities; a reserve portfolio which is balanced between oil and natural gas liquids and gas; a portfolio of exciting exploration opportunities; and a team of dedicated employees representing the professional disciplines and sciences which will allow the Company to continue to provide its shareholders with superior long-term value.

      The Company's first significant accomplishment after the merger was the acquisition of Chauvco. The Chauvco acquisition provided the Company with 87.6 MMBOE and 57.4 MMBOE of proved reserves in Argentina and Canada, respectively, and a substantial inventory of unproved oil and gas properties which will provide the Company with many exploration opportunities with the potential for significant reserve additions. Although the acquisition of the portfolio of unproved properties from Chauvco represents an exciting challenge to the Company's team of engineers, geologists and geophysicists, such opportunities are not without risk. U.S. GAAP requires periodic evaluations of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantity of proved reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company may be required to recognize significant noncash charges to the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

      In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by the Company in August and December 1997, respectively. Specifically, the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the financial results of Mesa beginning in August 1997. The aggregate purchase consideration related to the assets and liabilities of Mesa and Chauvco, including transaction costs, was $991.0 million and $696.4 million, respectively.

Financial Performance

      The Company reported a net loss of $890.7 million ($17.14 per share) as compared to net income of $140.2 million ($3.95 per share) for the years ended December 31, 1997 and 1996, respectively. The 1997 loss is primarily generated by a noncash charge of $1.4 billion ($863 million after-tax) in December of 1997, resulting from an impairment charge taken in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). In addition to the above, the process of organizationally, operationally and financially combining Parker & Parsley and Mesa to create the Company resulted in the following pre-tax charges: the redemption of two issuances of senior notes at a loss of $18.3 million; $6.4 million of relocation expenses and $1.9 million of severance expenses; and a $2.3 million write-off of commitment fees related to Parker & Parsley's credit facility that was replaced with a new $1.4 billion credit agreement for the Company during 1997. As discussed more fully in "Results of Operations" below, the Company's financial performance during 1997 has been positively affected by increases in oil and gas production and decreases in production costs per BOE due to ongoing cost reduction efforts, offset by decreases in commodity prices, increases in exploration and general and administrative expenses and an increase in interest expense due to the additional debt assumed from Mesa. The year ended December 31, 1996 includes
$67.3 million ($1.90 per share) related to net after-tax gains on asset dispositions primarily due to the sale of the Company's Australasian subsidiaries.

      Net cash provided by operating activities of $228.2 million for the year ended December 31, 1997 was comparable to $230.1 million for the year ended December 31, 1996. The additional cash flow generated by increased production was offset by increased general and administrative expenses and interest expense and the payment of certain liabilities assumed from Mesa.

      Long-term debt has increased to $2.0 billion at December 31, 1997 from $320.9 million at December 31, 1996 due principally to the assumption of the outstanding debt of Mesa and Chauvco and the property acquisitions described below. The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future opportunities. The Company's total book capitalization at December 31, 1997 was $3.5 billion, consisting of total long-term debt of $2.0 billion and stockholders' equity of $1.5 billion. Consequently, the Company's long-term debt to total capitalization increased to 56% at December 31, 1997 from 31% at December 31, 1996.

1998 Outlook

      During 1998, the Company plans to accelerate its portfolio management initiatives through a major divestiture program focused on improving operating efficiency and profitability. Approximately 95% of the Company's domestic fields generate only 15% of the Company's total cash flow. The Company plans to sell these nonstrategic fields for estimated proceeds of $375 to $550 million during the latter part of 1998. The proceeds will be used to reduce the Company's outstanding indebtedness and to fund the Company's capital expenditures program. This will leave the Company with approximately 25 fields, which represent its core producing assets and complementary development and exploration opportunities.

      The consummation of the Company's 1998 divestiture plans is entirely dependent on finding one or more willing buyers who have the financial wherewithal to complete such a purchase. Until such a buyer is found, the Company may reevaluate its portfolio of properties and at any time may adjust its plans concerning divestitures. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized.

      Coincidentally with the property divestiture program, the Company has announced its intentions to reorganize its operations to take advantage of the economies of scale provided by the concentration of reserves in a small number of fields. The Company will combine the six domestic regions created by the merger between Parker & Parsley and Mesa into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. The Company anticipates that it will incur nonrecurring expenditures of approximately $20 million during 1998 as a result of this reorganization.

      During 1998, the Company will continue its emphasis on core development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. This portfolio was significantly enhanced and expanded by the major acquisitions completed in 1997. In addition, the 1996 and 1997 drilling programs have added a large number of new locations to which proved reserves have been assigned. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years. The Company expects to invest $500 million in capital projects during 1998. Of the total 1998 capital expenditure budget of $500 million, the Company has allocated $301 million to exploitation activities, $125 million to exploration activities and $74 million to oil and gas property acquisitions. The Company anticipates that the $426 million exploration and development budget will be spent geographically as follows: $106 million in the Permian Basin, $142 million in the onshore and offshore Gulf Coast, $47 million in the MidContinent, $26 million in Canada, $79 million in Argentina and $26 million in Africa and other international areas. This capital expenditure budget reflects the Company's plan to drill approximately 695 oil and gas wells. The Company currently expects to fund its 1998 capital expenditure budget primarily with internally-generated cash flow and the proceeds from the 1998 oil and gas property divestiture program.

      This budget reflects the Company's ongoing strategy to commit a greater portion of its cash flow to higher growth potential projects, including significant 3-D seismic projects. Historically, Mesa and Parker & Parsley had each spent a small percentage of its respective capital on exploration projects. The Company now expects to spend approximately 29% of its exploration/exploitation capital budget on exploration.

      During most of 1996 and 1997, the Company benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into March 1998. A continuation of the oil price environment experienced during the first quarter of 1998 will have an adverse effect on the Company's revenues and operating cash flow, and may result in a downward adjustment to the Company's current 1998 capital budget of $500 million. Also, a continuing decline in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

      The forward looking statements in these projections, including statements relating to capital budget, production, cash flows and drilling activities, are based upon a number of assumptions, including among others, limited changes in oil and gas prices and the accuracy of reserve engineering studies. These assumptions may prove not to have been accurate.

Significant Activities in 1997

Property Acquisition Activities

      Cotton Valley. In May of 1997, the Company acquired a 35% interest in approximately 375,000 gross acres within the Cotton Valley Pinnacle Reef Trend from Union Pacific Resources Company ("UPRC") for $26.9 million. The Company and UPRC have signed an exploration agreement to jointly explore and develop this area located in eastern Texas and plan to begin drilling the first exploration well before the end of the year.

      On December 19, 1997, the Company completed the acquisition of assets in the East Texas Basin from American Cometra, Inc. ("ACI") and Rockland Pipe Co. ("Rockland"), both subsidiaries of Electrafina S.A. of Belgium. The total consideration paid was approximately $130 million, consisting of $85 million in cash and 1.6 million shares of the Company's common stock. The Company acquired all of ACI's producing wells, acreage (95,000 gross and 38,000 net), seismic data, royalties and mineral interests and Rockland's gathering system, pipeline and Plum Creek gas processing plant in the East Texas Basin. The acquired acreage is in Henderson, Freestone, Anderson and Leon counties. The acquired wells are currently producing approximately 18 MMcf per day and have significant future drilling opportunities.

      Maude Traylor. In February of 1997, the Company completed the acquisition of a majority interest in the Maude Traylor field in Calhoun County, Texas for approximately $8.8 million. This acquisition represented an average working interest of 87% in approximately 1,840 acres and five wells which produce from the upper and lower Frio formations.

      Guatemala. During May of 1997, the Company finalized negotiations with Triton Energy for a 40% working interest in a joint exploration program of two blocks in Guatemala's South Peten Basin. Drilling on the Piedras Blancas #1 resulted in an unsuccessful exploratory well at a total cost to the Company of $5.4 million.

Exploration and Development Activities

      Drilling Activities. Excluding the merger with Mesa and the acquisition of Chauvco, the Company's 1997 capital expenditures totaled $544 million reflecting expenditures of $247 million for exploitation activities, $96 million for exploration activities and $201 million for oil and gas property acquisitions in the Company's core areas. During 1997, the Company participated in the completion of 592 gross exploration and development wells, 453 wells in the Permian region, 56 wells in the Gulf Coast region, 76 wells in the MidContinent region, six wells in Argentina and one well in Guatemala. Of these wells, 85 were in progress at December 31, 1996. Of the total wells completed during the year ended December 31, 1997, 526 wells were completed successfully which resulted in an 89% success rate. In addition to the wells completed during 1997, the Company had 136 wells in progress at December 31, 1997.

      Proved Reserves. The Company's proved reserves totaled 761.6 million BOE at December 31, 1997, 302.2 million BOE at December 31, 1996 and 296.8 million BOE at December 31, 1995. The Company achieved these annual increases in reserves despite having sold reserves of 18.1 million BOE in 1997, 45.8 million BOE in 1996 and 34.8 million BOE in 1995. Oil and NGL reserves at year-end 1997 were 383.7 million Bbls compared to 163.9 million Bbls at year-end 1996 and
147.3 million Bbls at year-end 1995 (a 134% increase from 1996 to 1997 and an 11% increase from 1995 to 1996). Natural gas reserves at year-end 1997 were 2,267.4 Bcf, compared to 829.4 Bcf at year-end 1996 and 896.9 Bcf at year-end 1995 (a 173% increase from 1996 to 1997 and an 8% decrease from 1995 to 1996).

      Reserve Replacement. For the ninth consecutive year, the Company was able to replace its annual production volumes with proved reserves of crude oil and natural gas, stated on an energy equivalent basis. During 1997, the Company added 512.9 million BOE resulting in reserve replacement of 1450% of total production. Of the 512.9 million BOE reserve additions, 457.7 million BOE were added through acquisitions of proved properties, 2.4 million BOE were added through exploration and development drilling activities and 52.8 million BOE were the net result of revisions. Reserves added by development drilling are primarily from the identification of additional infill drilling locations and new secondary recovery projects. Reserve revisions result from several factors including changes in existing estimates of quantities available for production and changes in estimates of quantities which are economical to produce under current pricing conditions. The Company's reserves as of December 31, 1997 were estimated using a price of $16.89 per Bbl for oil, $12.79 per Bbl of NGLs and $2.06 per Mcf of gas. Should prices decline in future periods, reserves may be revised downward for quantities which may be uneconomical to produce at lower prices.

      The Company's 1997 reserve replacement rate on a BOE basis was 1450%, which included reserve replacement rates for oil and natural gas of 1375% and 1528%, respectively. Previous reserve replacement performance rates were 314% in 1996 (398% for oil and 239% for gas) and 281% in 1995 (263% for oil and 297% for gas). For the three and five year periods ended December 31, 1997, the three and five year average reserve replacement rates were 769% and 685%, respectively.

      Finding Cost. The Company's acquisition and finding cost for 1997 was $8.23 per BOE as compared to the 1996 and 1995 acquisition and finding costs of $3.10 and $2.87 per BOE, respectively. The increased rate in 1998 is a result of the fair value assigned to Mesa's long-lived, low cost reserves. The average acquisition and finding cost for the three-year period from 1995 to 1997 was $7.04 per BOE representing a 76% increase from the 1996 three-year average rate of $3.99.

      Unproved Properties. Although the acquisition of the portfolio of unproved properties from Chauvco represents an exciting challenge to the Company's team of engineers, geologists and geophysicists, such opportunities are not without risk. U.S. GAAP requires periodic evaluations of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantities of proved reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company may be required to recognize significant noncash charges to the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

Other Events

      Asset Dispositions. From time to time, the Company disposes of nonstrategic assets in order to raise capital for other activities, reduce debt or eliminate costs associated with nonstrategic assets. For the year ended December 31, 1997, the Company's asset disposition activity primarily consisted of the sale of certain domestic assets, primarily oil and gas properties, for proceeds of $114.1 million, which resulted in a pre-tax net gain of $4.3 million, and the sale of the Company's subsidiary with an ownership interest in oil and gas properties in Turkey for proceeds of $1.6 million, which resulted in the recognition of a pre-tax gain of $706 thousand. During the year ended December 31, 1996, the Company sold certain wholly-owned Australasian subsidiaries for proceeds of $183.2 million resulting in a pre-tax gain of $83.3 million and certain nonstrategic domestic assets for proceeds of $58.4 million that resulted in the recognition of a pre-tax net gain of $13.8 million. The proceeds from the asset dispositions were initially used to reduce the Company's outstanding bank indebtedness and subsequently to provide funding for a portion of the Company's capital expenditures, including purchases of oil and gas properties in the Company's core areas. During 1998, the Company anticipates selling certain nonstrategic domestic oil and gas properties for approximately $375 to $550 million.

      Conversion of Subsidiary Preferred Shares to Common Stock. On July 28, 1997, the Company exercised its right to require each holder of its 6-1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares ("Preferred Shares") to exchange all Preferred Shares for shares of common stock of the Company (see Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). On July 28, 1997, the Company issued 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. As a result, the Company will no longer incur interest expense associated with the Preferred Shares of approximately $12 million per year.

      Information Systems for the Year 2000. The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Company's ability to manage and report operating activities. Currently, the Company plans to contract with third parties to perform the software programming changes necessary to correct any existing deficiencies. The Company currently believes the total cost to make the necessary software program modifications will be approximately $3 million. Such programming changes are anticipated to be completed and tested by March 1, 1999.

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

      The Company operates in the one product line - oil and gas production - in limited geographic areas. The geographic information and information about major customers is disclosed in the Company's annual financial statements.

Results of Operations

  Oil and Gas Production

      The following table describes the results of the Company's oil and gas production activities during 1997, 1996 and 1995.
                                                 Year ended December 31,
                                          ------------------------------------
                                              1997         1996         1995
                                          -----------   ----------   ---------
                                             (in thousands, except average
                                                  price and cost data)
Revenues:
 Oil and gas............................  $   536,782   $  396,931   $  375,720
 Gain on disposition of oil and gas
    properties, net (a).................        3,304        7,786       16,847
                                           ----------    ---------     --------
                                              540,086      404,717      392,567
                                           ----------    ---------     --------
Costs and expenses:
 Oil and gas production.................      144,170      110,334      130,905
 Depletion..............................      204,450      102,803      145,468
 Impairment of oil and gas properties...    1,356,390          -        129,745
 Exploration and abandonments...........       37,603       12,653       16,431
 Geological and geophysical.............       39,557        9,054       11,121
                                           ----------    ---------     --------
                                            1,782,170      234,844      433,670
                                           ----------    ---------     --------
  Operating profit (loss) (excluding
   general and administrative expense
   and income taxes)....................  $(1,242,084)  $  169,873   $  (41,103)
                                           ==========    =========    =========
---------------

(a) The 1997 amount does not include the gain related to the disposition of the Company's subsidiary which owned an interest in oil and gas properties in Turkey. The 1996 amount does not include the gain related to the disposition of the Company's Australasian assets.

   Production:
     Oil (MBbls)..........................     13,618      11,275      12,902
     NGLs (MBbls).........................      4,267         -           -
     Gas (MMcf)...........................    104,868      75,851      85,295
     Total (MBOE).........................     35,363      23,916      27,118
   Average daily production:
     Oil (Bbls)...........................     37,309      30,805      35,348
     NGLs (Bbls)..........................     11,691         -           -
     Gas (Mcf)............................    287,309     207,244     233,685
   Average oil price (per Bbl)............   $  18.51    $  19.96    $  16.96
   Average NGL price (per Bbl)............   $  12.59    $    -      $    -
   Average gas price (per Mcf)............   $   2.20    $   2.27    $   1.84
   Costs:
     Lease operating expense (per BOE)....   $   3.02    $   3.43    $   3.99
     Production taxes (per BOE)...........   $    .81    $    .91    $    .62
     Workover costs (per BOE).............   $    .25    $    .27    $    .22
                                               ------     -------     -------
       Total production costs (per BOE)...   $   4.08    $   4.61    $   4.83
                                               ======     =======     =======
     Depletion (per BOE)..................   $   5.78    $   4.30    $   5.36

      Oil and Gas Revenues. Revenues from oil and gas operations totaled $536.8 million in 1997, $396.9 million in 1996 and $375.7 million in 1995, representing a 35% increase from 1996 to 1997 and a 6% increase from 1995 to 1996. The increase from 1996 to 1997 is primarily attributable to increases in oil and gas production, offset by declines in commodity prices. The majority of the increased production is a direct result of the oil and gas properties acquired from Mesa.

      Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by the Company and produced by Company-operated properties. Consequently, the Company now produces a higher proportion of processed gas relative to total natural gas production and will account for natural gas production as processed natural gas liquids and dry residue gas. Separate product volumes will not be comparable for periods prior to September 30, 1997.

      On a BOE basis, production increased by 48% for the year ended December 31, 1997, as compared to the same period in 1996. The additional production volumes from the Mesa properties contributed 85% of production growth from 1996 to 1997. The remainder of the increases are a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for 1996 related to properties included in the 1996 sale of the Company's Australasian subsidiaries and the 1996 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1996 and the Mesa properties acquired in 1997, on a BOE basis, production increased 14% for the year ended December 31, 1997 as compared to the year ended 1996.

      The  increase  in oil  and gas  revenues  from  1995 to 1996 is  primarily attributable to the higher average prices being received for both oil and gas production and increases in production due to the Company's successful exploitation and exploration activities in 1995 and 1996, offset by the decreased production resulting from the 1996 sale of the Company's Australasian assets and the 1995 and 1996 sales of certain domestic assets.

      The average oil price received for the year ended December 31, 1997 decreased 7% (from $19.96 in 1996 to $18.51 in 1997), and the average gas price received decreased 3% (from $2.27 in 1996 to $2.20 in 1997). During 1997, the Company received an average of $12.59 per Bbl for NGLs. The average oil price received for the year ended December 31, 1996 increased 18% (from $16.96 in 1995 to $19.96 in 1996), while the average gas price received increased 23% (from $1.84 in 1995 to $2.27 in 1996).

      Hedging Activities

      The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

      Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the years ended December 31, 1997, 1996 and 1995 was $19.09 per Bbl, $21.33 per Bbl and $17.02 per Bbl, respectively. The Company recorded net reductions to oil revenues of $7.9 million, $15.4 million and $825 thousand for the years ended December 31, 1997, 1996 and 1995, respectively, as a result of its oil price hedges.

      Natural Gas Liquids. The Company employs a policy of hedging natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. Natural gas liquids are sold under long-term contracts which provide price flexibility and allow the Company to maximize prices between trading hubs. During the year ended December 31, 1997, the Company realized an average natural gas liquids price for physical sales (excluding hedge results) of $12.61 per Bbl and recorded a net decrease to natural gas liquids revenue of $77,600.

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the years ended December 31, 1997, 1996 and 1995 was $2.41 per Mcf, $2.39 per Mcf and $1.70 per Mcf, respectively. The Company recorded net reductions to gas revenues of $21.9 million and $9.0 million for the years ended December 31, 1997 and 1996, respectively, and an increase to gas revenues of $12.1 million during 1995, as a result of its gas price hedges.

      See Note J of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for information concerning the Company's open hedge positions at December 31, 1997 and the related prices to be realized.

      Production Costs. Total production costs per BOE decreased in 1997 and 1996 by approximately 11% and 5%, respectively (from $4.83 in 1995 to $4.61 in 1996 to $4.08 in 1997). The primary component of production costs, lease operating expense, has also decreased significantly, 12% in 1997 and 14% in 1996. These costs represent the majority of the oil and gas property operating expenses over which the Company has control and the costs on which the Company has focused its reduction efforts. As discussed more fully in "Natural Gas Processing" below, the Company has adopted a new method of reporting the financial results of its natural gas processing facilities and is now presenting these results as oil and gas production activities. In 1997, the operating margin from the Company's gas plants (i.e., third party processing revenues less processing costs and expenses) is included in oil and gas production costs, specifically lease operating expense, which resulted in a decrease in lease operating expense per BOE of $.07 for the year ended December 31, 1997, as compared to 1996. The additional reductions in lease operating expense during the three years ended December 31, 1997 are primarily due to the Company's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties during 1996.

      Depletion Expense. Depletion expense per BOE increased 34% in 1997 (to $5.78 in 1997 from $4.30 in 1996) and decreased 20% in 1996 (from $5.36 in
1995). The increase in depletion expense per BOE in 1997 is primarily associated with the fair value allocated to Mesa's long-lived, low production cost natural gas reserves. The decrease in depletion expense per BOE in 1996 is primarily the result of the following factors: (i) the significant increase in oil and gas reserves during 1995 and 1996 resulting from the Company's exploration and development drilling activities, including revisions, and (ii) a reduction in the Company's net depletable basis from charges taken in 1995 in accordance with SFAS 121 (see "Impairment of Oil and Gas Properties" below).

      Impairment of Oil and Gas Properties. In accordance with SFAS 121, the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Company's assets. Historically, a decline in the recoverability of the carrying value of the Company's oil and gas properties has been the result of depressed commodity prices. The Company recognized noncash pre-tax charges of $1.4 billion ($863 million after-tax) and $129.7 million ($84.3 million after-tax) related to its oil and gas properties during 1997 and 1995, respectively. See Note B and Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further explanation of the Company's policies concerning SFAS 121 and its 1997 and 1995 charges for impairment.

      Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs totaled $77.2 million, $21.7 million and $27.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in 1997 is primarily the result of increased domestic exploratory drilling and geological and geophysical activity due to the expansion of the Company's exploration program. The decrease in 1996 is largely the result of decreased activity, both in exploratory drilling and geological and geophysical activity, resulting from the sale in March 1996 of the Company's Australasian assets (see " Asset Dispositions" above and Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), offset by increases in geological and geophysical activity in the United States as a result of the Company's increased focus on exploitation and exploration activities. The following table sets forth the components of the Company's 1997, 1996 and 1995 exploration and abandonments/geological and geophysical costs:

                                                 Year ended December 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
                                                     (in thousands)
Exploratory dry holes:
 United States...........................   $ 27,182    $  6,256    $  2,491
 Australia and other foreign.............      5,695       3,431       9,636
Geological and geophysical costs:
 United States...........................     35,737       7,042       2,302
 Foreign.................................      3,820       2,012       8,819
Leasehold abandonments and other.........      4,726       2,966       4,304
                                             -------     -------     -------

                                            $ 77,160    $ 21,707    $ 27,552
                                             =======     =======     =======

      Approximately 29% of the Company's 1998 exploration/exploitation capital budget will be spent on exploratory projects (compared to 28% in 1997 and 18% in 1996). The Company currently anticipates that its 1998 exploration efforts will be concentrated domestically in the Gulf Coast region and internationally in Argentina, Canada and Africa.

The Company continues to review opportunities involving exploration joint ventures in domestic and international areas outside the Company's existing core operating areas.

  Natural Gas Processing

      The Company historically reflected its ownership interests in and revenues and expenses related to its natural gas processing facilities as separate items in the consolidated financial statements while Mesa reported revenues and expenses from its natural gas processing facilities as oil and gas production costs. During the last four years, the Company has sold its interests in 12 natural gas processing facilities and now owns interests in seven facilities. The ownership interest in the remaining gas plant facilities and the related results of operations from third party gas processed through such facilities are not material to the Company's financial position. To report the results of gas processing activities consistently within the financial statements, during 1997, the Company reclassified the natural gas processing facilities into oil and gas properties for financial statement purposes and will report all third party revenues and expenses from its natural gas processing facilities in oil and gas production costs.

      Natural gas processing revenues were $23.8 million in 1996 and $33.3 million in 1995; and natural gas processing costs were $12.5 million in 1996 and $25.9 million in 1995. The 1996 natural gas processing revenues and costs decreased 29% and 52%, respectively, when compared to the 1995 amounts primarily due to the sale of four gas plants during 1995 and the sale of one gas plant during 1996. The average price per Bbl of NGLs increased 30% in 1996 (from $11.59 in 1995 to $15.10 in 1996), while the average price per Mcf of residue gas increased 55% in 1996 (from $1.39 in 1995 to $2.15 in 1996).

      During January 1996, the Company realized proceeds of $2.1 million from sales of gas plants and related assets which resulted in the Company recognizing a net pre-tax gain of $639 thousand. In addition, in October 1995, the Company sold its interests in the Cargray and Schafer plants located in Carson County, Texas. The Company received net proceeds of $9.5 million from the disposition of such plants which resulted in the Company recognizing a net pre-tax gain of $4.6 million.

      During  1996,  the  Company  recognized  noncash  pre-tax  charges of $1.3 million related to abandonments of certain of the Company's gas processing facilities and the cancellation of certain gas processing contracts. Additionally, during 1995, the Company recognized a noncash pre-tax impairment charge of $748 thousand related to a natural gas processing facility.

  General and Administrative Expense

      General and administrative expense was $48.8 million in 1997, $28.4 million in 1996 and $37.4 million in 1995, representing a 72% increase from 1996 to 1997 and a 24% decrease from 1995 to 1996. The increase from 1996 to 1997 resulted from the increased size of the Company and reorganization and relocation costs caused by the merger between Parker & Parsley and Mesa and the acquisition of Chauvco. The decrease from 1995 to 1996 is primarily due to 1995 including pre-tax charges of $10.6 million associated with the amortization of deferred compensation awarded in 1993 and organizational changes implemented by the Company that were designed to reduce overall general and administrative expenses.

  Interest Expense

      Interest expense was $77.6 million in 1997, $46.2 million in 1996 and $65.4 million in 1995. The increase from 1996 to 1997 is primarily the result of an increase in the weighted average outstanding balance of the Company's indebtedness during 1997 as compared to 1996 due to the additional debt assumed from Mesa. The decrease from 1995 to 1996 is due to a decrease of $226.3 million in the weighted average outstanding balance of the Company's indebtedness for the year ended December 31, 1996 as compared to the year ended December 31, 1995, resulting primarily from the application of proceeds from the sale of the Company's Australasian assets and the sales of certain domestic assets during 1995 and 1996, and a decrease in the weighted average interest rate on the Company's indebtedness from 8.02% in 1995 to 7.83% in 1996. In addition, the 1997, 1996 and 1995 amounts include $6 million, $12 million and $12 million of interest, respectively, associated with the preferred stock of the Company's subsidiary, Parker & Parsley Capital LLC, which was converted to common stock of the Company in July 1997 (see Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The 1997,

1996 and 1995 amounts also include $1.2 million, $1.3 million and $2 million, respectively, of amortization of capitalized loan fees.

      During each of the years 1997, 1996 and 1995, the Company was a party to various interest rate swap agreements. As a result, the Company recorded a reduction in interest expense of $847 thousand and $787 thousand for the years ended December 31, 1997 and 1996, respectively, and additional interest expense of $532 thousand for the year ended December 31, 1995. For a description of the Company's interest rate swap agreements, see Note J of the Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

Other Expense

      During 1996, Mesa entered into BTU swap agreements covering 13,036 MMBTU per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company will receive a premium of $.52 per MMBTU over market natural gas prices from January 1, 1997 through December 31, 1998. Following this two-year period, the Company will receive 10% of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, the Company recorded a $5.2 million noncash pre-tax mark-to-market adjustment to the carrying value of the BTU swap agreements in 1997. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

  Income Taxes

      The Company's income tax benefit of $500.3 million and $45.9 million for 1997 and 1995, respectively (both of which exclude the tax effects related to extraordinary items), and its income tax provision of $60.1 million for 1996 reflect the net provision or benefit, resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For 1997, 1996 and 1995 the Company had effective total tax rates of approximately 36%, 30% and 31%, respectively. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussion of the Company's income tax provision and benefits.

  Extraordinary Items

      On December 18, 1997, the Company completed a cash tender offer for a significant portion of the 11-5/8% senior subordinated discount notes due 2006 and the 10-5/8% senior subordinated notes due 2006 (the "10-5/8% Notes") (collectively, the "Subordinated Notes") assumed from Mesa for a redemption price of $829.90 and $1,171.40, respectively, per $1,000 tendered plus any interest accrued on the 10 5/8% Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recognized an extraordinary loss on early extinguishment of debt of $11.9 million (net of a related tax benefit of $6.4 million) during the fourth quarter of 1997. The Company financed the purchase price of the Subordinated Notes tendered in the offer with borrowings under its bank credit facility.

      The accompanying Consolidated Statement of Operations for the year ended December 31, 1997 also includes a $1.5 million (net of a related tax benefit of $800 thousand) noncash charge for an extraordinary loss on early extinguishment of debt resulting from the mergers. This extraordinary loss relates to capitalized issuance fees associated with Parker & Parsley's previously existing bank credit facility which was replaced by the new credit facility agreement for the Company.

      In October 1995, the Company transferred cash and certain oil and gas properties with an aggregate estimated value of $1.1 million in full satisfaction of a non-recourse note secured by the properties, the balance of which was approximately $7.7 million. As a result, the Company recognized an extraordinary gain on the early extinguishment of debt of $4.3 million (net of related tax expense of $2.3 million).

  Capital Commitments, Capital Resources and Liquidity

      Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

      The Company's cash expenditures during 1997, 1996 and 1995 for additions to oil and gas properties (including individual property acquisitions, but not including company acquisitions) totaled $428.6 million, $219.4 million and $215.7 million, respectively. The 1997 amount includes $292.6 million for development and exploratory drilling and, as in 1996 and 1995, the Company's drilling activities were focused primarily in the Spraberry field of the Permian Basin. Significant drilling expenditures in 1997 included $99.0 million in the unitized portion of the Spraberry field of the Permian Basin (including $47.6 million in the Driver unit, $12.7 million in the Preston unit, $12.6 million in the Shackelford unit, $12.2 million in the North Pembrook unit and $10.5 million in the Merchant unit), $14.9 million in other portions of the Spraberry field, $46.5 million in other areas of the Permian Basin, $91.3 million in the onshore and offshore Gulf Coast region, $29.9 million in the MidContinent region and $11.0 million in Argentina and Guatemala.

      The Company's 1998 capital expenditure budget has been set at $500 million, reflecting planned expenditures of $301 million for exploitation activities, $125 million for exploration activities and $74 million for oil and gas property acquisitions in the Company's core areas. The Company budgets it capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

      Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt and the Company's capital expenditure program may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

      Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1998.

      Operating Activities

      Net cash provided by operating activities during 1997 of $228.2 million was comparable to that of 1996 of $230.1 million. The additional cash flow generated by increased production was offset by increased general and administrative expenses and interest expenses and the payment of certain liabilities assumed from Mesa, including severance payments made to former Mesa employees. During 1996, net cash provided by operating activities increased 47% (from $156.6 million in 1995 to $230.1 million in 1996). This increase during 1996 is primarily attributable to stronger oil and gas prices combined with declining production costs due to improvements in the Company's overall cost structure in 1995 and 1996.

      Financing Activities

      As described more fully in Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data", on August 7, 1997, the Company entered into two credit facility agreements with a syndicate of banks which provide for a total domestic bank credit facility of $1.4 billion. The Company had an outstanding balance under its bank facility at December 31, 1997 of $1.4 billion (including outstanding, undrawn letters of credit of $30.6 million), leaving approximately $161 thousand of unused borrowing base immediately available. At December 31, 1997, the Company also had $234.7 million outstanding under its Canadian credit facility leaving a borrowing capacity of $55.3 million. At December 31, 1997, the Company had two other outstanding significant debt issuances. Such debt issuances consist of (i) $150 million aggregate principal amount of 8-7/8% senior notes issued by Parker & Parsley in 1995 and due in 2005 (carrying value of $150.0 million) and (ii) $150 million aggregate principal amount of 8-1/4% senior notes issued by Parker & Parsley in 1995 and due in 2007 (carrying value of $149.3 million). The weighted average interest rate for the year ended December 31, 1997 on the Company's indebtedness was 7.04% as compared to 7.83% for the year ended December 31, 1996 and 8.02% for the year ended December 31, 1995 (taking into account the effect of interest rate swaps).

      Senior note issuance. During January 1998, the Company completed the issuance of the following two series of senior notes for total net proceeds of $593 million. The proceeds were used primarily to repay the Company's bank indebtedness.

      6.5% senior notes due 2008. $350 million aggregate principal amount 6.5% senior notes dated January 13, 1998, due January 15, 2008. Interest on the 6.5% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.

      7.2% senior notes due 2028. $250 million aggregate principal amount 7.2% senior notes dated January 13, 1998, due July 15, 2028. Interest on the 7.2% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.

      Both senior note issuances are governed by an Indenture between the Company and The Bank of New York dated January 13, 1998. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes are structurally subordinated to all obligations of its subsidiaries. The senior notes were fully and unconditionally guaranteed by Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company.

      As the Company continues to pursue its strategy, it may utilize alternative financing sources, including the issuance for cash of fixed rate long-term public debt, convertible securities or preferred stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors.

      Sales of Nonstrategic Assets. During 1997, 1996 and 1995, proceeds from the sale of domestic nonstrategic assets totaled $115.7 million, $58.4 million and $175.1 million, respectively. In addition, during 1996, the Company sold certain subsidiaries resulting in cash proceeds of $183.2 million (see Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The proceeds from these sales were primarily utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

      In February 1998, the Company announced its intentions to sell domestic nonstrategic properties for proceeds ranging from $375 to $550 million. These properties represent an estimated 10% to 12% of the Company's reserves at December 31, 1997. The Company plans to complete this divestiture in the latter part of 1998. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve operating and administrative efficiencies and improved profitability.

      The consummation of the Company's 1998 divestiture plans is entirely dependent on finding one or more willing buyers who have the financial wherewithal to complete such a purchase. Until such a buyer is found, the Company may reevaluate its portfolio of properties and at any time may adjust its plans concerning divestitures. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized.

      Liquidity. At December 31, 1997, the Company had $71.7 million of cash and cash equivalents on hand, compared to $18.7 million at December 31, 1996. The Company's ratio of current assets to current liabilities was 1.18 at December 31, 1997 and 1.29 at December 31, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Consolidated Financial Statements of Pioneer Natural Resources Company:
 Independent Auditors' Report.............................................  38
 Consolidated Balance Sheets as of December 31, 1997
   and 1996...............................................................  39
 Consolidated Statements of Operations for the Years Ended December 31,
   1997, 1996 and 1995....................................................  40
 Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 1997, 1996 and 1995.................................  41
 Consolidated Statements of Cash Flows for the Years Ended December 31,
   1997, 1996 and 1995....................................................  42
 Notes to Consolidated Financial Statements...............................  43
 Unaudited Supplementary Information......................................  69

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Pioneer Natural Resources Company:

      We have audited the consolidated financial statements of Pioneer Natural Resources Company and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Natural Resources Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

      As discussed in Notes B and M to the consolidated financial statements, the Company changed its method of accounting for the impairment of long-lived assets and for long-lived assets to be disposed of in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".



                                             KPMG Peat Marwick LLP
Midland, Texas
February 13, 1998

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS
                                                             December 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
Current assets:
  Cash and cash equivalents..........................  $   71,713   $   18,711
  Restricted cash....................................       1,695        1,749
  Accounts receivable:
    Trade, net.......................................      75,432       34,075
    Affiliates.......................................         -            434
    Oil and gas sales................................     116,500       48,459
  Inventories........................................      13,576        3,644
  Deferred income taxes..............................      16,900        7,400
  Other current assets...............................      12,372        2,567
                                                        ---------    ---------
      Total current assets...........................     308,188      117,039
                                                        ---------    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
   efforts method of accounting:
    Proved properties................................   3,575,971    1,419,051
    Unproved properties..............................     545,074        7,331
  Natural gas processing facilities..................         -         59,276
  Accumulated depletion, depreciation and
    amortization.....................................    (605,203)    (445,238)
                                                        ---------    ---------
                                                        3,515,842    1,040,420
Other property and equipment, net....................      44,017       27,779
Other assets, net....................................      78,543       14,627
                                                        ---------    ---------
                                                       $3,946,590   $1,199,865
                                                        =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...............  $    5,791   $    5,381
  Undistributed unit purchases.......................       1,695        1,749
  Accounts payable:
    Trade ...........................................     176,697       56,713
    Affiliates.......................................       9,994        7,528
  Domestic and foreign income taxes..................         -          1,743
  Other current liabilities..........................      67,375       17,856
                                                        ---------    ---------
      Total current liabilities......................     261,552       90,970
                                                        ---------    ---------
Long-term debt, less current maturities..............   1,943,718      320,908
Other noncurrent liabilities.........................     180,275        8,071
Deferred income taxes................................      12,200       60,800
Preferred stock of subsidiary........................         -        188,820
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000
    shares authorized; none issued and outstanding...         -            -
  Common stock, $.01 par value; 500,000,000 shares
    authorized; 101,037,562 and 36,899,618 shares
    issued at December 31, 1997 and 1996,
    respectively.....................................       1,010          369
  Additional paid-in capital.........................   2,359,992      462,873
  Treasury stock, at cost; 591 and 1,833,383 shares
    at December 31, 1997 and 1996, respectively......         (21)     (31,528)
  Unearned compensation..............................     (16,196)      (1,625)
  Retained earnings (deficit)........................    (795,940)     100,207
                                                        ---------    ---------
      Total stockholders' equity.....................   1,548,845      530,296
Commitments and contingencies (Note H)
                                                        ---------    ---------
                                                       $3,946,590   $1,199,865
                                                        =========    =========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                    Year ended December 31,
                                              ---------------------------------
                                                  1997       1996       1995
                                              -----------  ---------  ---------
Revenues:
  Oil and gas...............................  $   536,782  $ 396,931  $ 375,720
  Natural gas processing....................          -       23,814     33,258
  Gas marketing.............................          -          -       76,784
  Interest and other........................        4,278     17,458     11,364
  Gain on disposition of assets, net........        4,969     97,140     16,620
                                               ----------   --------   --------
                                                  546,029    535,343    513,746
                                               ----------   --------   --------
Costs and expenses:
  Oil and gas production....................      144,170    110,334    130,905
  Natural gas processing....................          -       12,528     25,865
  Gas marketing.............................          -          -       75,664
  Depletion, depreciation and amortization..      212,435    112,134    159,058
  Impairment of oil and gas properties and
    natural gas processing facilities.......    1,356,390        -      130,494
  Exploration and abandonments..............       77,160     23,030     27,552
  General and administrative................       48,763     28,363     37,409
  Interest..................................       77,550     46,155     65,449
  Other.....................................        7,124      2,451     11,357
                                               ----------   --------   --------
                                                1,923,592    334,995    663,753
                                               ----------   --------   --------
Income (loss) before income taxes and
  extraordinary item........................   (1,377,563)   200,348   (150,007)
Income tax benefit (provision)..............      500,300    (60,100)    45,900
                                               ----------   --------   --------
Income (loss) before extraordinary item......    (877,263)   140,248   (104,107)
Extraordinary item - gain (loss) on early
   extinguishment of debt, net of tax........     (13,408)       -        4,338
                                               ----------   --------   --------
Net income (loss)............................ $  (890,671) $ 140,248  $ (99,769)
                                               ==========   ========   ========
Income (loss) per share:
  Basic:
    Income (loss) before extraordinary item.  $    (16.88) $    3.95  $   (2.96)
    Extraordinary item......................         (.26)       -          .12
                                               ----------   --------   --------
    Net income (loss).......................  $    (17.14) $    3.95  $   (2.84)
                                               ==========   ========   ========
  Diluted:
    Income (loss) before extraordinary item.  $    (16.88) $    3.47  $   (2.96)
    Extraordinary item......................         (.26)       -          .12
                                               ----------   --------   --------
    Net income (loss).......................  $    (17.14) $    3.47  $   (2.84)
                                               ==========   ========   ========
Dividends declared per share................. $       .10  $     .10  $     .10
                                               ==========   ========   ========
Weighted average shares outstanding..........      51,973     35,475     35,090
                                              ===========  =========  =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           Additional               Unearned    Retained   Cumulative       Total
                                  Common    Paid-in     Treasury     Compen-    Earnings   Translation   Stockholders'
                                  Stock     Capital       Stock      sation    (Deficit)   Adjustment       Equity
                                  ------   ----------   ---------   --------   ---------   -----------   ------------
Balance at January 1, 1995.....   $  359   $  445,321   $ (6,788)   $ (5,726)  $  66,779     $ 9,639      $  509,584
Common stock issued............        2        3,963         -           -           -           -            3,965
Exercise of long-term incentive
  plan stock options...........        2        2,065        223        (365)         -           -            1,925
Restricted shares awarded......        1          769         -       (1,387)         -           -             (617)
Tax benefits related to
  stock options................       -           600         -           -           -           -              600
Purchase of treasury stock.....       -            -        (279)         -           -           -             (279)
Amortization of unearned
  compensation.................       -            -          -        5,423          -           -            5,423
Net loss.......................       -            -          -           -      (99,769)         -          (99,769)
Dividends ($.10 per share).....       -            -          -           -       (3,501)         -           (3,501)
Currency translation
  adjustment...................       -            -          -           -           -       (6,336)         (6,336)
                                   -----    ---------    -------     -------    --------      ------       ---------

Balance at December 31, 1995...      364      452,718     (6,844)     (2,055)    (36,491)      3,303         410,995
                                   -----    ---------    -------     -------    --------      ------       ---------

Exercise of long-term incentive
  plan stock options...........        5        6,899         -           -           -           -            6,904
Restricted shares awarded......       -         1,091         -       (1,199)         -           -             (108)
Restricted shares forfeited....       -           (35)       (13)         48          -           -               -
Tax benefits related to
  stock options................       -         2,200         -           -           -           -            2,200
Purchase of treasury stock.....       -            -     (24,671)         -           -           -          (24,671)
Amortization of unearned
  compensation.................       -            -          -        1,581          -           -            1,581
Net income.....................       -            -          -           -      140,248          -          140,248
Dividends ($.10 per share).....       -            -          -           -       (3,550)         -           (3,550)
Currency translation
  adjustment...................       -            -          -           -           -       (3,303)         (3,303)
                                   -----    ---------    -------     -------    --------      ------       ---------

Balance at December 31, 1996...      369      462,873    (31,528)     (1,625)    100,207          -          530,296
                                   -----    ---------    -------     -------    --------      ------       ---------

Common stock issued:
  Acquisition of MESA, Inc.....      318      982,248         -           -           -           -          982,566
  Acquisition of Chauvco
    Resources, Ltd.............      249      688,081         -           -           -           -          688,330
  Acquisition of properties....       16       44,857         -           -           -           -           44,873
Exercise of long-term incentive
  plan stock options...........        5       11,591         -           -           -           -           11,596
Cancellation of treasury shares      (19)     (34,441)    34,460          -           -           -               -
Exchange of Preferred Shares
  for common shares............       67      182,909         -           -           -           -          182,976
Restricted shares awarded......        5       18,974         -      (18,079)         -           -              900
Tax benefits related to
  stock options................       -         2,900         -           -           -           -            2,900
Purchase of treasury stock.....       -            -      (2,953)         -           -           -           (2,953)
Amortization of unearned
  compensation.................       -            -          -        3,508          -           -            3,508
Net loss.......................       -            -          -           -     (890,671)         -         (890,671)
Dividends ($.10 per share).....       -            -          -           -       (5,476)         -           (5,476)
                                   -----    ---------    -------     -------    --------      ------       ---------

Balance at December 31, 1997...   $1,010   $2,359,992   $    (21)   $(16,196)  $(795,940)    $    -       $1,548,845
                                   =====    =========    =======     =======    ========      ======       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  Year ended December 31,
                                                            ----------------------------------
                                                               1997        1996        1995
                                                            ----------   ---------   ---------
Cash flows from operating activities:
   Net income (loss)......................................  $ (890,671)  $ 140,248   $ (99,769)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion, depreciation and amortization...........     212,435     112,134     159,058
       Impairment of oil and gas properties and natural
          gas processing facilities.......................   1,356,390         -       130,494
       Exploration expenses, including dry holes..........      63,288      17,262      23,500
       Deferred income taxes..............................    (501,300)     57,400     (44,900)
       Gain on disposition of assets, net.................      (4,969)    (97,140)    (16,620)
       (Gain) loss on early extinguishment of debt,
          net of tax......................................      13,408         -        (4,338)
       Other noncash items................................      18,886      (1,360)     16,770
   Change in operating assets and liabilities,  net of
     effects from acquisitions and dispositions:
       Accounts receivable................................     (39,774)     (2,674)      4,870
       Inventory..........................................      (5,941)      1,842         682
       Other current assets...............................      (1,913)        (32)      1,146
       Accounts payable...................................      27,138        (656)    (15,712)
       Accrued income taxes and other current liabilities.     (18,768)      3,035       2,758
     Other................................................         -            47      (1,383)
                                                             ---------    --------    --------
          Net cash provided by operating activities.......     228,209     230,106     156,556
                                                             ---------    --------    --------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired.........     (15,490)        -           -
   Proceeds from disposition of wholly-owned
     subsidiaries, net of cash disposed...................         -       183,181         -
   Proceeds from disposition of assets....................     115,735      58,370     175,085
   Additions to oil and gas properties....................    (428,640)   (219,394)   (215,731)
   Other property additions, net..........................     (12,783)     (8,428)    (11,954)
                                                             ---------    --------    --------
          Net cash provided by (used in) investing
             activities...................................    (341,178)     13,729     (52,600)
                                                             ---------    --------    --------
Cash flows from financing activities:
   Borrowings under long-term debt........................     821,148         782     334,458
   Principal payments on long-term debt...................    (648,208)   (222,157)   (434,681)
   Payments of other noncurrent liabilities...............      (7,740)     (2,534)     (1,588)
   Deferred loan fees/issuance costs......................      (2,396)        (20)     (4,121)
   Dividends..............................................      (5,476)     (3,550)     (3,501)
   Purchase of treasury stock.............................      (2,953)    (24,671)       (279)
   Exercise of long-term incentive plan stock options.....      11,596       6,904       1,925
   Other  ................................................         -          (108)       (137)
                                                             ---------    --------    --------
          Net cash provided by (used in) financing
             activities...................................     165,971    (245,354)   (107,924)
                                                             ---------    --------    --------
Effect of exchange rate changes on cash and cash
   equivalents............................................          -          290        (299)
Net increase (decrease) in cash and cash equivalents .....      53,002      (1,519)     (3,968)
Cash and cash equivalents, beginning of year..............      18,711      19,940      24,207
                                                             ---------    --------    --------
Cash and cash equivalents, end of year....................  $   71,713   $  18,711   $  19,940
                                                             =========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


NOTE A.     Organization and Nature of Operations

      Pioneer Natural Resources Company (the "Company"), is a Delaware Corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed as a result of the merger between Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa"). Both Parker & Parsley and Mesa were oil and gas exploration and production concerns with ownership interest in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and with limited international interests.

      In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", the merger has been accounted for as a purchase of Mesa by Parker & Parsley. As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's assets and liabilities as an acquisition by Parker & Parsley in August 1997. Specifically, the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the financial results of Mesa beginning in August 1997.

NOTE B.     Summary of Significant Accounting Policies

      Principles of consolidation. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries since their acquisition or formation and the Company's interest in the affiliated oil and gas partnerships for which it serves as general partner through certain of its wholly-owned subsidiaries. Investments in less-than-majority-owned subsidiaries where the Company has the ability to exercise significant influence over the investee's operations are accounted for by the equity method; otherwise, they are accounted for at cost. The Company proportionately consolidates less-than-100%-owned oil and gas partnerships in accordance with industry practice. The Company owns less than a 20% interest in the oil and gas partnerships that it proportionally consolidates. All material intercompany balances and transactions have been eliminated.

      Use of estimates in the preparation of financial statements. Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash equivalents. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and depository accounts held by banks.

      Restricted cash at December 31, 1997 and 1996 represents the Company's remaining obligation to redeem for cash the unconverted limited partner units in the Prudential-Bache Energy limited partnerships acquired in 1993.

      Inventories. Inventories consist of lease and well equipment which are carried at the lower of cost (first-in, first-out) or market.

      Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. The Company capitalizes interest on expenditures for significant development projects until such time as significant operations commence.

      Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as BOE as prepared by the Company's engineers, except for Canada, which were prepared by

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


independent petroleum engineers. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

      Capitalized costs of individual properties sold or abandoned are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold.

      If significant, the Company accrues the estimated future costs to plug and abandon wells under the units-of-production method. The charge, if any, is reflected in the accompanying Consolidated Statements of Operations as abandonment expense while the liability is reflected in the accompanying Consolidated Balance Sheets as other liabilities. Plugging and abandonment liabilities assumed in a business combination accounted for as a purchase are recorded at fair value. At December 31, 1997 and 1996, the Company has a plugging and abandonment liability of $35.9 million and $29,675, respectively.

      Unproved oil and gas properties that are individually significant are periodically assessed for impairment by comparing their cost to their estimated value on a project-by-project basis. The estimated value is affected by results of exploration activities, future sales or expiration of all or a portion of such projects. If the quantity of proved reserves determined by such evaluation is not sufficient to fully recover the cost invested in each project, the Company will recognize a loss at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on the Company's historical experience.

      Impairment of long-lived assets. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      Natural gas processing facilities. Through December 31, 1996, the Company depreciated its gas processing, gathering and transmission facilities and equipment on a straight-line basis over the estimated useful lives of the assets, which ranged from 14 to 21 years. Capitalized costs relating to gas contracts, representing the right to extract liquids and gas, were amortized on a plant-by-plant basis using the unit-of-production method over the lives of gas reserves expected to be processed through the facility, as prepared by the Company's engineers. Upon disposition of a natural gas processing facility, the cost and related accumulated depreciation and amortization was eliminated from the accounts and any gain or loss was included in operations.

      In 1997, the Company began accounting for its natural gas processing facilities activities as part of its oil and gas properties for financial reporting purposes. During 1997, all third party revenues and expenses attributable to the Company's natural gas processing facilities have been reported as oil and gas production costs, and the capitalized costs of natural gas processing facilities are included in proved oil and gas properties.

      Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

      Income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

      The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

      Income (loss) per share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which simplifies the existing standards for computing earnings per share ("EPS") and makes them comparable to international standards. In accordance with the provisions of SFAS 128, the Company adopted SFAS 128 in its year ended December 31, 1997 financial statements and all prior period EPS information (including interim EPS) have been restated. Under SFAS 128, primary EPS is replaced by "basic" EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully-diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For 1997 and 1995, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same. The computation of diluted net income per share for the year ended December 31, 1996 assumes conversion of the Company's 6-1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares ("Preferred Shares") which increased the weighted average number of shares outstanding to 42.6 million.

      Environmental. The Company is subject to extensive federal, state, local and foreign environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are generally undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable. The Company believes that the costs for compliance with current environmental laws and regulations have not had and will not have a material effect on the Company's financial position or results of operations.

      Revenue recognition. The Company uses the entitlements method of accounting for crude oil and natural gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets. As of December 31, 1997, such assets and liabilities total $49.2 million and $20.2 million, respectively. The Company did not have a material amount recorded in other assets or other liabilities associated with gas balancing during 1996.

      Stock-based compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note G for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

      Hedging. The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset or liability must expose the Company to price or interest rate risk that is not offset in another asset or liability, the hedging contract must reduce that price or interest rate risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the hedge period. In order to

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price or interest rate changes on the exposed items. See Note J for a description of the specific types of hedging transactions in which the Company participates.

      Foreign currency translation. The financial statements of non-U.S. entities are translated to U.S. dollars as follows: all assets and liabilities at year-end exchange rates; revenues, costs and expenses at average exchange rates. Gains and losses from translating non-U.S. balances are recorded directly in stockholders' equity. Foreign currency transaction gains and losses are included in net income (loss).

      A summary of the exchange rates used in the preparation of these consolidated financial statements appear below:
                                                              December 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       ------   ------   ------
   U.S. Dollar from Canadian Dollar - Balance sheet    .6997      N/A      N/A
   U.S. Dollar from Australian Dollar - Statements
     of operations                                       N/A    .7562     .7431

       Reclassifications. Certain reclassifications have been made to the 1996 and 1995 amounts to conform to the 1997 presentation.

NOTE C.     Disclosures About Fair Value of Financial Instruments

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                                           1997                   1996
                                                 -----------------------   -------------------
                                                  Carrying      Fair       Carrying     Fair
                                                   Amount       Value       Amount      Value
                                                 ----------   ----------   --------   --------
                                                                 (in thousands)
Financial assets:
  Cash, cash equivalents and restricted cash     $   73,408   $   73,408   $ 20,460   $ 20,460

Financial liabilities:
  Long-term debt:
     Practicable to estimate fair value:
       Lines of credit and term note              1,608,980    1,608,980      9,000      9,000
       8-7/8% senior notes due 2005                 150,000      170,025    150,000    165,945
       8-1/4% senior notes due 2007                 149,345      166,950    149,277    160,965
     Not practicable to estimate fair value:
       Other long-term debt                          41,184           -      18,012         -

  Derivative financial instruments, including
     off-balance sheet instruments (see
     Note J):
       Interest rate swaps                            2,100        2,704         -       1,782
       Foreign currency agreements                   (7,438)      (7,438)        -          -
       Commodity price hedges                          (689)      12,061         -     (35,560)
       BTU swap agreements                           (6,893)      (6,893)        -          -

      Cash and cash equivalents, restricted cash, accounts receivable, other current assets, accounts payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

      Long-term debt. The carrying amount of borrowings outstanding under the Company's line of credit (see Note E for definition and description of each) approximates fair value because these instruments bear interest at rates tied to current market rates. The fair values of each of the senior note issuances were based on quoted market prices for each of these issues.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      It was not practicable to estimate the fair value of certain of the long-term debt obligations because quoted market prices are not available and the Company does not have a current borrowing rate which could be used as a comparable rate for the stated maturities of the obligations.

      Interest rate swap agreements. At December 31, 1997, the Company had the following interest rate agreements outstanding: five interest rate fixed-rate to floating-rate swap agreements with an aggregate notional amount of $150 million, one floating-rate to fixed-rate swap agreement with a notional amount of $250 million, one cross-currency interest swap with a notional amount of $60 million, and one interest rate cap agreement denominated in Canadian dollars with a notional amount of C$80 million. At December 31, 1996, the Company had the five fixed-rate to floating-rate swap agreements mentioned above outstanding with an aggregate notional amount of $150 million. These are more fully described in Note J. The fair values of each of the open interest rate swap agreements were obtained from quotes by the respective counterparties and represent the estimated net amount the Company would receive or pay upon termination of the agreements as of December 31 of each of the respective years, taking into consideration interest rates at that time.

      Foreign currency agreements. At December 31, 1997, the Company had two foreign exchange swap agreements with an aggregate remaining notional amount of $216 million. These are more fully described in Note J. The fair values of these agreements were obtained from quotes from the counterparty and represent the amount the Company would pay upon termination of the agreements at December 31, 1997, based upon the spot and forward foreign currency exchange rates existing in the market at that time.

      Commodity price hedges. The fair values of commodity price hedges outstanding at December 31, 1997 and 1996 were obtained from quotes provided by the individual counterparties for each agreement and represent the amount the Company would be required to pay as of December 31 of each of the respective years, based upon the differential between a fixed and a variable commodity price as specified in the hedge contracts.

      BTU swap agreements. The fair value of the Btu swap agreements outstanding at December 31, 1997 were obtained from quotes provided by the counterparty to these agreements and represent the amount the Company would be required to pay as of December 31, 1997 based upon the market price for oil and gas as specified in the agreements.

NOTE D.     Acquisitions

      During August 1997, Parker & Parsley completed a merger with Mesa that resulted in the creation of the Company. The transaction was accounted for as a purchase of Mesa by Parker & Parsley in accordance with Accounting Principles Board No. 16, "Business Combinations". In December 1997, the Company acquired the Canadian and Argentine oil and gas business of Chauvco Resources, Ltd. ("Chauvco"), which was also accounted for as a purchase by the Company. These transactions were accomplished through the issuance of common stock of the Company to Mesa and Chauvco shareholders (31,782,263 shares and 24,916,934 shares, respectively). The aggregate purchase consideration for assets acquired and liabilities assumed from Mesa and Chauvco was $991.0 million and $696.4 million, respectively. The following table represents the allocation of the total purchase price of Mesa and Chauvco to the acquired assets and liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed. Any future adjustments to the allocation of the purchase price are not anticipated to be material to the Company's financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

                                                        Allocation
                                                       of Aggregate
                                                         Purchase
                                                      Consideration
                                                -----------   ----------
                                                    Mesa        Chauvco
                                                -----------   ----------
                                                     (in thousands)

    Net working capital                         $     4,480   $  (19,989)
    Property, plant and equipment                 2,514,649    1,164,797
    Other assets                                     52,693       32,025
    Long-term debt                               (1,191,038)    (234,709)
    Other non-current liabilities,
      including deferred taxes                     (389,814)    (245,748)
                                                 ----------    ---------
                                                $   990,970   $  696,376
                                                 ==========    =========
    The Company common stock consideration      $   982,566   $  688,330
    Transaction costs                                 8,404        8,046
                                                 ----------    ---------
    Aggregate purchase consideration            $   990,970   $  696,376
                                                 ==========    =========

      The liabilities assumed include amounts recorded for litigation and certain other preacquisition contingencies of Mesa and Chauvco.

      On December 19, 1997, the Company completed an acquisition of assets in the East Texas Basin from American Cometra, Inc. ("ACI") and Rockland Pipeline Co. ("Rockland"), both subsidiaries of Electrafina S.A. of Belgium ("America Cometra Acquisition"). The total consideration paid was approximately $130 million, consisting of $85 million in cash and 1.6 million shares of the Company's common stock. The Company acquired ACI's producing wells, acreage, seismic data, royalties and mineral interests, and Rockland's gathering system pipeline and gas processing plant in the East Texas Basin.

      Pro forma results of operations. The following table reflects the pro forma results of operations as though the merger with Mesa, the acquisition of Chauvco, the 1996 sale of certain wholly-owned subsidiaries and the 1996 sale of certain nonstrategic domestic assets occurred on January 1, 1996. The pro forma results of operations of the America Cometra Acquisition are not presented as they are not material to the consolidated financial statements of the Company.

                                                               Year ended
                                                              December 31,
                                                         ---------------------
                                                            1997       1996
                                                         ---------   ---------
                                                         (in thousands, except
                                                             per share data)
                                                               (Unaudited)

  Revenues.............................................  $ 909,564   $ 959,208
  Income (loss) before extraordinary item..............  $(931,784)  $  48,717
  Income (loss) per share before extraordinary item....  $   (9.42)  $     .49

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


NOTE E.     Long-term Debt

      Long-term debt consists of the following:
                                                              December 31,
                                                        -----------------------
                                                           1997         1996
                                                        ----------   ----------
                                                             (in thousands)

     Lines of credit and term note....................  $1,608,980   $    9,000
     8-7/8% senior notes due 2005.....................     150,000      150,000
     8-1/4% senior notes due 2007 (net of discount)...     149,345      149,277
     Other............................................      41,184       18,012
                                                         ---------    ---------
                                                         1,949,509      326,289
     Less current maturities..........................       5,791        5,381
                                                         ---------    ---------
                                                        $1,943,718   $  320,908
                                                         =========    =========

      Maturities of long-term debt at December 31, 1997 are as follows (in thousands):

             1998............................................  $   5,791
             1999............................................     34,098
             2000............................................     10,943
             2001............................................     12,053
             2002............................................  1,357,646
             Thereafter......................................    528,978

      Lines of credit and term note. On August 7, 1997, the successor to Parker & Parsley and Mesa Operating Company, Pioneer Natural Resources USA, Inc. ("Pioneer USA") (the "Borrower"), entered into two credit Facility Agreements ("Credit Facility Agreements") with a syndicate of banks (the "Banks") that refinanced the credit facilities of Parker & Parsley and Mesa. On December 18, 1997, the Company amended and restated the Credit Facility Agreements to substitute the Company as the Borrower in place of Pioneer USA. One Credit Facility Agreement (the "Primary Facility") provides for a $1.075 billion credit facility. The maturity date for the Primary Facility is August 7, 2002. The second Credit Facility Agreement (the "364-day Facility") provides for a $300 million credit facility with a maturity date of August 5, 1998. The Borrower has the option to renew the 364-day Facility for another period of 364 days by notifying the lending banks in writing of such election not more than 60 days and not less than 45 days prior to the maturity date.

      Advances on both Credit Facility Agreements bear interest, at the Borrower's option, based on (a) the prime rate of NationsBank of Texas, N.A. ("Prime Rate") (8.5% at December 31, 1997), (b) a Eurodollar rate (substantially equal to the London Interbank Offered Rate ("LIBOR")), adjusted for the reserve requirement as determined by the Board of Governors of the Federal Reserve System with respect to transactions in Eurocurrency liabilities ("LIBOR Rate"), or (c) a competitive bid rate as quoted by the lending banks electing to participate pursuant to a request by the Borrower. Advances that are LIBOR Rate have periodic maturities, at the Borrower's option, of one, two, three, six, nine or twelve months. Advances that are competitive bid rate have periodic maturities, at the Borrower's option, of not less than 15 days nor more than 360 days. The interest rates on the LIBOR Rate advances vary, with the interest rate margin ranging from 18 basis points to 47 basis points. The interest rate margin is determined by a grid based upon the Company's senior unsecured long-term public debt rating. The Company's obligations are guaranteed by Pioneer USA and certain other U.S. subsidiaries, and are secured by a pledge of a portion of the capital stock of certain non-U.S. subsidiaries.

      The Credit Facility Agreements contain various restrictive covenants and compliance requirements, which include (a) limits on the incurrence of additional indebtedness and certain types of liens and (b) restrictions as to merger, sale or transfer of assets and transactions without the Banks' consent.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      The Company also executed a $100 million note (the "Term Note"), dated as of December 22, 1997, payable to NationsBank of Texas, N.A. to fund short-term working capital needs. The Term Note has a maturity date of April 1, 1999, and bears interest at the borrower's option, at the Prime Rate or the LIBOR Rate. At the request of the Company, the Term Note was canceled on January 20, 1998. Also, on December 18, 1997, the Company refinanced all of Chauvco's outstanding debt by establishing a $290 million Canadian credit facility under which the borrower is Pioneer Natural Resources Canada Inc. (formerly known as Chauvco), and the Company and certain of its subsidiaries (not including Pioneer USA) provide guarantees.

      Senior notes. At December 31, 1997, the following two issuances of senior indebtedness were outstanding.

      8-7/8% senior notes due 2005. $150 million aggregate principal amount 8-7/8% senior notes dated April 12, 1995, due April 15, 2005. Interest on the 8-7/8% senior notes is payable semi-annually on April 15 and October 15 of each year, commencing October 15, 1995.

      8-1/4% senior notes due 2007. $150 million aggregate principal amount 8-1/4% senior notes dated August 22, 1995, due August 15, 2007. These 8-1/4% senior notes were sold at a discount aggregating $816,000. Interest on the 8-1/4% senior notes is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 1996.

      Both senior note issuances are governed by an Indenture between the Company and The Chase Manhattan Bank (National Association) dated April 12, 1995. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes issuances are structurally subordinated to all obligations of its subsidiaries. Pioneer USA has fully and unconditionally guaranteed both senior note issuances.

      Tender Offer for Senior Subordinated Notes. On December 18, 1997, the Company completed a cash tender offer for two senior subordinated note issuances (the "Subordinated Notes") assumed as part of the merger with Mesa. The Company redeemed approximately 91% of the 11-5/8% senior subordinated discount notes due 2006 and approximately 98% of the 10-5/8% senior subordinated notes due 2006 (the "10-5/8% Notes") for a purchase price of $829.90 and $1,171.40, respectively, per $1,000 tendered plus any interest accrued on the 10-5/8% Notes (the "Tender Offer"). As a result, the Company paid $574.5 million for the principal amount tendered on the Subordinated Notes, including related fees, and $15.7 million of accrued interest on the 10-5/8% Notes. As a result of the Tender Offer, the Company recognized an extraordinary loss on early extinguishment of debt of $11.9 million (net of a related tax benefit of $6.4 million) during the fourth quarter of 1997. The Company financed the purchase price of the Subordinated Notes tendered in the offer with borrowings under its Credit Facility Agreements.

      Extraordinary item. In addition to the extraordinary loss resulting from the Tender Offer described above, the accompanying Consolidated Statement of Operations for the year ended December 31, 1997 includes a $1.5 million (net of a related tax benefit of $800 thousand) noncash charge for an extraordinary loss on early extinguishment of debt resulting from the mergers. This extraordinary loss relates to capitalized issuance fees associated with Parker & Parsley's previously existing bank credit facility which was replaced by the new Credit Facility Agreements for the Company.

      In October 1995, the Company transferred cash and certain oil and gas properties with an aggregate estimated value of $1.1 million in full satisfaction of a non-recourse note secured by the properties, the balance of which was approximately $7.7 million. As a result, in 1995, the Company recognized an extraordinary gain on the early extinguishment of debt of $4.3 million (net of related tax expense of $2.3 million).

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      Interest expense. The following amounts have been charged to interest expense for the years ended December 31, 1997, 1996 and 1995:

                                                      1997     1996      1995
                                                    -------   -------   -------
                                                          (in thousands)

   Cash payments for interest.....................  $64,667   $44,405   $59,767
   Cash payments for commitment and agency fees...    1,073       804     1,650
   Accretion of discounts on loans................    7,348       261       617
   Amortization of capitalized loan fees..........    1,177     1,286     2,022
   Net change in accruals.........................    3,285      (601)    1,393
                                                     ------    ------    ------
                                                    $77,550   $46,155   $65,449
                                                     ======    ======    ======

      The above amounts  include $6 million in 1997, $12 million in 1996 and $12
million  in  1995  associated  with  the  Preferred   Shares  of  the  Company's
wholly-owned finance subsidiary (see Note I).

NOTE F.     Related Party Transactions

      Activities with affiliated partnerships. The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including thirty-five public and nine private drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. In accordance with the terms of the partnership agreements and the related tax partnership agreements of the affiliated partnerships, the Company participated in the activities of the sponsored partnerships on a promoted basis. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling and income partnerships.

      During each of 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drills. The partners in the Direct Investment Partnerships formed in 1994, 1993 and 1992 pay and receive approximately .337%, 1.5375% and 1.865%, respectively, of the costs and revenues attributable to the Company's interest in the wells in which such Direct Investment Partnership participates. The Company discontinued the formation of Direct Investment Partnerships in 1995.

      The Company, through a wholly-owned subsidiary, serves as operator of properties in which it and its affiliated partnerships have an interest. Accordingly, the Company receives producing well overhead, drilling well overhead and other fees related to the operation of the properties. The affiliated partnerships also reimburse the Company for their allocated share of general and administrative charges.

      The activities with affiliated partnerships are summarized for the following related party transactions for the years ended December 31, 1997, 1996 and 1995:
                                                          1997    1996    1995
                                                         ------  ------  ------
                                                             (in thousands)
 Receipt of lease operating and supervision charges
   in accordance with standard industry operating
   agreements........................................... $8,547  $8,484  $8,458
 Reimbursement of general and administrative expenses...  1,476   1,246   1,153

      Retirement Plans. Effective August 8, 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25% of their base salary. The Company will then provide a matching contribution of 100% of the officer's and key employee's contribution limited to the first 10% of the officer's base salary and 8% of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company does not have a defined benefit retirement plan.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      During 1996 and prior to August 1997, the officers of Parker & Parsley participated in a similar deferred compensation retirement plan as noted above. As part of the merger with Mesa, the plan's change of control provision was triggered and all funds contributed through August 1997 were immediately vested and distributed.

      Consulting Fee. Effective September 1, 1997, the Company entered into an agreement with Rainwater, Inc., the general partner of DNR-Mesa Holdings, L.P. ("DNR"), modifying certain terms of a prior agreement between DNR and Mesa. The prior agreement was assumed by the Company upon consummation of the merger between Parker & Parsley and Mesa. Pursuant to the terms of this agreement, as modified, the Company will pay Rainwater, Inc. $400,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration for certain consulting and financial analysis services to the Company by Rainwater, Inc. and its representatives.

NOTE G.     Incentive Plans

Long-Term Incentive Plan

      In August 1997, the Company's stockholders approved a new long-term incentive plan (the "Long-Term Incentive Plan"), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10% of the total number of shares of common stock equivalents outstanding minus the total number of shares of common stock subject to outstanding awards on the date of calculation under any other stock-based plan for the directors, officers or employees of the Company.

      The following table summarizes the cumulative stock and option awards granted, forfeited, exercised, in the case of options, and the lapse of restrictions, in the case of shares, under the Company's Long-Term Incentive Plan during 1997:

                                                   For the year ended
                                                    December 31, 1997
                                         -------------------------------------
                                           Shares       Options        Total
                                         ---------     ---------     ---------
  Granted                                  476,914     1,716,625     2,193,539
  Forfeited                                    -             -              -
  Options exercised                            -             -              -
  Shares with lapse of restrictions            -             -              -
                                         ---------    ----------     ----------

  Outstanding, end of year                 476,914     1,716,625     2,193,539
                                         ---------    ----------     ---------

      The following table calculates the number of shares or options available for grant under the Company's Long-Term Incentive Plan as of December 31, 1997:

                                                              December 31, 1997
                                                              -----------------
  Shares outstanding                                             101,036,971
  Options outstanding                                              1,716,625
                                                                 -----------
                                                                 102,753,596
                                                                 ===========
  Maximum shares/options allowed under
      Long-Term Incentive Plan                                    10,275,360

  Less: Outstanding awards under Long-Term Incentive Plan        (2,193,539)
        Outstanding options under Mesa 1991 stock option plan      (418,478)
        Outstanding options under Mesa 1996 incentive plan         (510,000)
        Outstanding options under Parker & Parsley long-term
          incentive plan                                           (896,042)
                                                                 -----------
  Shares/options available for future grant                        6,257,301
                                                                 ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



Restricted stock awards

      Non-employee directors. Pursuant to the Long-Term Incentive Plan, on the last business day of the month in which the annual meeting of the stockholders of the Company is held, each non-employee director will automatically receive an award of Common Stock equal to 50% of the then current annual retainer fee. This award is made in lieu of an amount of cash equal to 50% of the annual retainer fee. The number of shares included in each such award is determined by dividing 50% of the annual retainer fee by the closing sales price of the Company's common stock on the business day immediately preceding the date of the award. In August 1997, each non-employee director received 50% of the amount of the annual retainer fee to be paid to such non-employee director as compensation for his services during the 1997 annual term in restricted stock. The Company issued 5,939 shares pursuant to this arrangement.

      When issued, the shares of common stock awarded pursuant to the Long-Term Incentive Plan are subject to transfer restrictions that lapse on the first anniversary of the date of the award. In addition, if a non-employee director's services as a director of the Company are terminated for any reason before the next annual meeting of the Company's stockholders, a portion of the shares are forfeited, with the number of forfeited shares being based on the number of regularly scheduled meetings of the Board of Directors remaining to be held before the next annual meeting of the Company's stockholders.

      Officers and key employees. The Company's policy is to pay any annual bonuses awarded to selected officers and key employees partially in cash and partially in the form of restricted stock awards under the Long-Term Incentive Plan. The Company has established target bonus levels for each officer and key employee. Based upon Company and individual performance during the year, each officer or key employee has the potential to earn more or less than their target bonus level. The bonus awards are determined in the quarter following the Company's December 31 year-end. Any restricted stock awarded pursuant to this program will be limited to one-half of each officer's or key employee's target bonus level, and the remainder of the officer's or key employee's annual bonus will be paid in cash. The number of shares of restricted stock that are awarded pursuant to the annual bonus program is based on the closing sales price of the Company's common stock on the day immediately preceding the date of the award. Ownership of the restricted stock awarded vests one year after the date it is issued but is subject to transfer restrictions that lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant. Each recipient of restricted stock also receives an amount of cash equal to the estimated federal income taxes payable as a result of the receipt of such award. On February 9, 1998, the Company awarded an aggregate of 81,378 shares of restricted stock at a price of $22.375 pursuant to the 1997 annual bonus program.

      During 1997, the Company has made other Long-Term Incentive Plan awards of 470,975 shares to certain officers and key employees. The shares awarded are subject to a vesting period and transfer restrictions.

Stock Options Awards

      The Company has a program of awarding annual stock options to its officers and employees as part of their annual compensation package. This program provides for annual awards at an exercise price based upon the closing sales price of the Company's common stock on the date of grant, a three year vesting schedule and a five year exercise period from each vesting date. The Company granted 1,719,625 options under the Long-Term Incentive Plan during 1997.

Other Stock Based Plans

      Prior to the merger with Mesa, both Parker & Parsley and Mesa had long-term incentive plans (Parker & Parsley Long-Term Incentive Plan, 1991 Stock Option Plan of Mesa and the 1996 Incentive Plan of Mesa) in place that allowed Parker & Parsley and Mesa to grant incentive awards similar to the provisions of the Long-Term Incentive Plan. Upon consummation of the merger between Parker & Parsley and Mesa, all awards under these plans were assumed by the Company with the provision that no additional awards be granted under these plans.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      The information presented in the remainder of this footnote represents the awards granted under the Long-Term Incentive Plan since its approval in August 1997, the awards granted in 1997, 1996 and 1995 under the Parker & Parsley Long-Term Incentive Plan, and the assumption in August 1997 of the outstanding option awards granted under the 1991 Stock Option Plan of Mesa and the 1996 Incentive Plan of Mesa.

      Restricted stock awards. The following table reflects the outstanding restricted stock awards and activity related thereto for 1997, 1996 and 1995:

                                         For the year ended     For the year ended     For the year ended
                                         December 31, 1997      December 31, 1996      December 31, 1995
                                        -------------------    -------------------    -------------------
                                                   Weighted               Weighted               Weighted
                                         Number    Average       Number   Average       Number   Average
                                        of Shares   Price      of Shares   Price      of Shares    Price
                                        ---------  --------    ---------  --------    ---------  ---------
Restricted stock awards:
 Restricted shares outstanding at
   beginning of year.............         79,819   $  23.35     225,244   $  23.90     476,034    $  24.46
   Shares granted................        506,786   $  37.43      35,080   $  26.54      33,834    $  19.21
   Shares forfeited..............            -     $     -       (1,980)  $  25.13          -     $     -
   Lapse of restrictions.........       (109,691)  $  25.66    (178,525)  $  24.65    (284,624)   $  24.28
                                        --------               --------               --------
 Restricted shares outstanding at end
   of year.......................        476,914   $  37.88      79,819   $  23.35     225,244    $  23.90
                                        ========               ========               ========

      Stock options awards. The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                  For the year ended
                                                      December 31,
                                           ---------------------------------
                                              1997       1996        1995
                                           ----------  ---------  ----------
                                        (in thousands, except per share amounts)

  Net income (loss):                       $(893,729)  $ 139,297   $ (99,891)
  Basic net income (loss) per share:       $  (17.20)  $    3.90   $   (2.83)
  Diluted net income (loss) per share:     $  (17.20)  $    3.43   $   (2.83)

      Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995:

                                              1997         1996         1995
                                           ----------   ----------   ----------

   Risk-free interest rate                    5.72%        6.18%        6.06%
   Expected life                            7 years      4 years      4 years
   Expected volatility                          36%          32%          35%
   Expected dividend yield                     .30%         .34%         .52%

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      A summary of the Company's stock option plans as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                          For the year ended    For the year ended     For the year ended
                                          December 31, 1997     December 31, 1996      December 31, 1995
                                        --------------------   --------------------   ---------------------
                                                    Weighted               Weighted               Weighted
                                         Number     Average     Number     Average     Number     Average
                                        of Shares     Price    of Shares    Price     of Shares    Price
                                        ---------   --------   ---------   --------   ---------   --------
Non-statutory stock options:
  Outstanding at beginning of year      1,362,629   $  24.04   1,230,411   $  17.51     924,075   $  15.39
    Options granted...............      1,744,704   $  34.00     637,300   $  29.52     514,283   $  19.23
    Options assumed...............        928,478   $  33.97         -          -           -          -
    Options forfeited.............         (1,500)  $  21.33     (35,000)  $  23.81     (16,664)  $  26.18
    Options exercised.............       (493,166)  $  23.45    (470,082)  $  14.55    (191,283)  $  10.97
                                        ---------              ---------              ---------
  Outstanding at end of year......      3,541,145   $  31.63   1,362,629   $  24.04   1,230,411   $  17.51
                                        =========              =========              =========
  Exercisable at end of year......      1,824,520   $  29.37     358,177   $  18.79     616,591   $  14.89
                                        =========              =========              =========
Weighted average fair value of options
  granted during the year.........      $   16.10              $   10.03              $    6.71
                                         ========               ========               ========

      The following table summarizes information about the Company's stock options outstanding at December 31, 1997:

                                  Options Outstanding                        Options Exercisable
                 ---------------------------------------------------  ------------------------------------
                      Number        Weighted Average    Weighted                              Weighted
    Range of      Outstanding at       Remaining         Average       Number Exercisable      Average
Exercise Prices  December 31, 1997  Contractual Life  Exercise Price  at December 31, 1997  Exercise Price
---------------  -----------------  ----------------  --------------  --------------------  --------------
   $ 6 - 15            115,291         3.0 years         $  13.22            115,291           $  13.22
   $19 - 28          1,019,989         4.9 years         $  24.41            911,989           $  24.03
   $29 - 38          1,483,294         4.5 years         $  30.27            461,619           $  29.98
   $39 - 52            903,642         4.3 years         $  43.29            316,692           $  46.61
   $80 - 82             18,929         2.3 years         $  81.81             18,929           $  81.81
                   -----------                                            ----------
                     3,541,145                                             1,824,520
                   ===========                                            ==========

      The Company recognized $3.3 million, $1.9 million and $7.7 million in compensation expense related to its Incentive Plans during 1997, 1996 and 1995, respectively.

NOTE H.     Commitments and Contingencies

      Severance agreements. On August 8, 1997, the Company entered into severance agreements with its parent company and subsidiary company officers. Salaries and bonuses for the Company's officers are set independent of this severance agreement by the Compensation Committee for the parent company officers and the Management Committee for subsidiary company officers. These committees can grant increases or reductions to base salary at its discretion. The current annual salaries for the parent company officers and the subsidiary company officers covered under such severance agreement total approximately $3.1 million and $3.2 million, respectively.

      Either the Company or the officer may terminate the officer's employment under the severance agreement at any time. The Company must pay the officer an amount equal to one year's base salary if employment is terminated because of death, disability, or normal retirement. The Company must pay the officer an amount equal to one year's base salary and continue health insurance for the officer and his immediate family for one year if the Company terminates employment without cause or if the officer terminates employment with good reason, which occurs when reductions in the officer's base annual salary exceed specified limits or if the officer is demoted to an officer position junior to

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


their current officer position or to a non-officer position. If within one year after a change in control of the Company, the Company terminates the officer without cause or if the officer terminates employment with good reason, the Company must pay parent company officers an amount equal to 2.99 times the sum of the officer's base salary plus target bonus for the year and subsidiary company officers an amount equal to two times the officer's base salary and continue health insurance for the officer and his immediate family for one year. If the officer terminates employment with the Company without good reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer is required to move, then the Company must pay the officer one year's base salary and continue health insurance for the officer and his immediate family for one year. Officers are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change in control.

      Indemnifications. The Company has indemnified its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.

      Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust the litigation reserve as appropriate to reflect the then current status of its litigation.

      Masterson. In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, the Company, as successor to Mesa, has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against the Company for any such royalty underpayment which may be allocable to the Company. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

      The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995, the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiff's claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG or post-February 1988 underpayments of royalties.

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

      On June 7, 1996, the plaintiffs filed a separate suit against CIG and the Company in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995, under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. The Company believes it has several defenses to this action and intends to contest it vigorously. The Company has not yet determined the amount of damages, if any, that would be payable if such action was determined adversely to the Company.

      The federal court in the above-referenced first suit issued an order on July 29, 1996, which stayed the state suit pending the plaintiffs' resolution of the first suit.

      However, based on the jury verdict and final judgment, the Company does not currently expect the ultimate resolution of either of these lawsuits to have a material adverse effect on its financial position or results of operations.

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

      The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. Although the Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded, the Company has recorded a $30 million provision for such litigation in the accompanying Consolidated Balance Sheet at December 31, 1997.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      Lease agreements. The Company leases equipment and office facilities under noncancellable operating leases on which rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $3.7 million, $2.9 million and $3.6 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1997 are as follows (in thousands):

              1998..................................  $  7,648
              1999..................................     6,625
              2000..................................     5,321
              2001..................................     2,149
              2002..................................     1,493
              Thereafter............................     1,860

NOTE I.     Preferred Stock of Subsidiary

      On July 28, 1997, the Company issued 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. These Preferred Shares were originally issued by Parker & Parsley Capital LLC, a wholly-owned finance subsidiary of the Company, in 1994. As a result of the exchange, the $188.8 million reflected in the caption "Preferred stock of subsidiary" in the accompanying Consolidated Balance Sheet as of December 31, 1996 was reclassified, net of unamortized issuance costs of $5.8 million, into stockholders' equity. During 1997, 1996 and 1995, the Company recorded $6 million, $12 million and $12 million, respectively, of interest expense associated with the Preferred Shares.

NOTE J.     Derivative Financial Instruments

      The Company has only limited involvement with derivative financial instruments and generally does not use them for trading purposes. They are used to manage well-defined interest rate and commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements and its commodity hedges. The Company anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

      As part of the acquisitions of Mesa and Chauvco, the Company became the successor to certain derivative financial instruments entered into by Mesa or Chauvco which do not qualify for hedge accounting treatment. Such instruments will be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant. During 1998, the Company intends to review each of these instruments to determine if it is feasible to unwind such instruments in light of market conditions. Those instruments not qualifying for hedge accounting are designated under the heading "Mark-to-Market Derivatives" below.

Hedge Derivatives

      Interest rate swap agreements. During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62% while the weighted average variable rate paid by the Company for the years ended December 31, 1997 and 1996 was 5.78% and 5.56%, respectively. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The Company is also party to an interest rate swap agreement for an aggregate amount of $250 million with one counterparty. This two-year agreement expires in August 1998 and effectively converts a portion of the Company's floating-rate borrowings into fixed-rate obligations. The effect of this agreement is to provide the Company with an interest rate of 6.23% on $250 million in nominal principal amount for the term of the agreement. Under market conditions at December 31, 1997, the effective annual interest rate associated with this agreement was 6.51%. The accompanying Consolidated Statements of Operations for the years ended December 31, 1997 and

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


and 1996 include a reduction in interest expense of $847 thousand and $787 thousand, respectively, to account for the settlement of these rate swap agreements.

      During 1997, the Company entered into two agreements with a counterparty that obligated the Company to sell U.S. Treasury securities at a designated point in the future. The face amount of the U.S. Treasury securities to be sold is $300 million at interest rates ranging from 6.05% to 6.33%. These agreements effectively convert a portion of the Company's floating-rate borrowings into fixed-rate obligations. In January 1998, the Company terminated these agreements at a cost of $16.8 million. This amount will be amortized over the life of the Company's Primary Facility.

      Commodity hedges. The Company utilizes various swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

      Crude oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts as of December 31, 1997.

                                First         Second         Third         Fourth         Yearly
                               Quarter        Quarter       Quarter        Quarter        Average
                            ------------   ------------   ------------   ------------   ------------
Daily oil production:
   1998 - Swap Contracts
     Volume (Bbl)                 12,900         11,581          8,900          8,900         10,555
     Price per Bbl          $      19.23   $      19.36   $      19.75   $      19.74   $      19.48

   1998 - Collar Options
     Volume (Bbl)                  2,000          2,000          2,000          2,000          2,000
     Price per Bbl          $18.40-21.50   $18.40-21.50   $18.40-21.50   $18.40-21.50   $18.40-21.50

   1998 - Put Options
     Volume (Bbl)                  2,000          2,000          2,000          2,000          2,000
     Price per Bbl          $      18.40   $      18.40   $      18.40   $      18.40   $      18.40

      The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and net effects of settlements of oil price hedges to revenue:

                                                   Year ended December 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
     Average price reported per Bbl             $ 18.51    $ 19.96    $ 16.96
     Average price realized per Bbl             $ 19.09    $ 21.33    $ 17.02
     Reduction to revenue (in millions)         $   7.9    $  15.4    $    .8

     Natural Gas Liquids. The Company employs a policy of hedging natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. Natural gas liquids are sold under long-term contracts which provide price flexibility and allow the Company to maximize prices between trading hubs. At December 31, 1997, the Company had no outstanding NGL hedge contracts.

     During year ended December 31, 1997, the Company reported average natural gas liquids prices of $12.59 per Bbl while realizing an average price for physical sales (excluding hedging results) of $12.61 per Bbl and recorded a net decrease to natural gas liquids revenue of $77,600.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of December 31, 1997. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                                     First      Second       Third      Fourth     Yearly
                                    Quarter     Quarter     Quarter     Quarter    Average
                                  ----------    --------    --------    -------   ---------
Daily gas production:
   1998 - Swap Contracts
     Volume (Mcf)                    170,346      87,643      75,000     48,478      94,977
     Index price per MMBtu        $     2.51    $   2.20    $   2.17    $  2.16   $    2.33
     NYMEX price per MMBtu        $     2.61    $   2.28    $   2.27    $  2.32   $    2.44

   1998 - Collar Options
     Volume (Mcf)                     40,000         -           -          -         9,863
     Index price per MMBtu        $2.50-3.44    $    -      $    -      $   -     $2.50-3.44

   1998 - Put Options
     Volume (Mcf)                      3,278     102,555     122,500     72,772      75,596
     Index price per MMBtu        $     2.50    $   1.88    $   1.87    $  1.87   $    1.88

   1999 - Swap Contracts
     Volume (Mcf)                     15,000      37,445      32,500     10,951      23,986
     Index price per MMBtu        $     1.86    $   2.04    $   2.07    $  2.07   $    2.03
     NYMEX price per MMBtu        $     2.03    $   2.03    $   2.15    $  2.32   $    2.10

      In addition to the open positions above for the first quarter of 1998, the Company has sold short put options for 43,278 MMBtu's per day. Consequently, there is no effective minimum price to be realized from the collar and put options if the NYMEX price falls below $2.48.

      The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and net effects of settlements of gas price hedges to revenue:
                                                     Year ended December 31,
                                                   --------------------------
                                                    1997      1996      1995
                                                   ------    ------    ------
  Average price reported per Mcf                   $ 2.20    $ 2.27    $ 1.84
  Average price realized per Mcf                   $ 2.41    $ 2.39    $ 1.70
  Addition/(reduction) to revenue (in millions)    $(21.9)   $ (9.0)   $ 12.1

Mark-to-Market Derivatives

      Interest rate swap/currency swap. At December 31, 1997, the Company was party to a swap agreement with a counterparty in which the Company paid a fixed-rate of interest in Canadian dollars and received a fixed-rate of interest in U.S. dollars. This agreement was entered into in 1994 and expires in 2001. During its term the notional amount of the swap is U.S. $60 million through August 1998 at which time it reduces by U.S. $15 million per year until termination. The C$ notional amount also reduces accordingly during this period while maintaining the U.S.$/C$ exchange rate specified in the agreement. The overall effect of this agreement is that the Company pays a fixed rate of 6.50% on the C$ notional amount utilizing a fixed currency conversion rate of $U.S./C$ of 1.343.

      Interest rate cap. At December 31, 1997, the Company was party to an interest rate cap agreement with a counterparty which caps the Canadian dollar banker's acceptance rate at 8.00% on a notional amount of C$80 million. The agreement was entered into in 1997 and expires in September 1999. Under the agreement, the Company pays the counterparty a fixed amount in C$ on a quarterly

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


basis. The counterparty has no payment obligation to the Company until such time as the Canadian banker's acceptance reference rate exceeds 8.00%. The effect of this agreement, in periods in which the reference rate is below 8.00%, is to increase the interest rate on C$80 million of floating-rate debt by 28 basis points (0.28%).

      Foreign currency agreements. The Company has a series of forward foreign exchange swap agreements to exchange one currency for a second currency at future dates for a fixed amount of the first currency. As of December 31, 1997, the U.S. dollar equivalent of foreign currency exchange swap agreements approximated $216 million. All such contracts were Canadian dollars to U.S. dollar swaps. The average forward rate achieved on these swaps at December 31, 1997 was $1.365 to one Canadian dollar. These contracts mature at various dates in the fourth quarter of 2000.

      Fair market value adjustment. During 1996, Mesa entered into BTU swap agreements covering 13,036 MMBTU per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company will receive a premium of $.52 per MMBTU over market natural gas prices from January 1, 1997 through December 31, 1998. Following this two-year period, the Company will receive 10% of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, the Company recorded a $5.2 million noncash pre-tax mark-to-market adjustment to the carrying value of the BTU swap agreements in 1997. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

NOTE K.     Sales to Major Customers

      The Company's share of oil and gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

      The following customers individually accounted for more than 10% of the consolidated oil and gas revenues of the Company:
                                                  Percentage of Consolidated
     Customer                                        Oil and Gas Revenues
                                                   ------------------------
                                                   1997      1996      1995
                                                   ----      ----      ----
     Genesis Crude Oil, L.P......................   23%       28%       19%
     Mobil Oil Corporation.......................   16%       22%       17%
     Producers Energy Marketing, LLC (a).........   11%        6%       -
     Western Gas Resources.......................   10%        9%        4%
-------------

(a) Producers Energy Marketing, LLC ("ProEnergy") is a natural gas marketing company in which the Company owned a noncontrolling member interest of approximately 10% during 1997 and 1996. Effective January 1, 1998, the Company has withdrawn as a member of ProEnergy.

      At December 31, 1997, the amounts receivable from Genesis, Mobil, ProEnergy and Western were $7.9 million, $5.9 million, $9.2 million and $7.8 million, respectively, which are included in the caption "Accounts receivable - oil and gas sales" in the accompanying Consolidated Balance Sheet.

NOTE L.     Disposition of Australasian Assets

      On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the year

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


ended December 31, 1996, the Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries' net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statement of Operations for the year ended December 31, 1996 includes a pre-tax gain of $83.3 million from the disposition of these subsidiaries (net of transaction expenses of $8.7 million) and an income tax provision of $16 million. The income tax provision for the year ended December 31, 1996, includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

NOTE M.     Impairment of Long-Lived Assets

      In accordance with SFAS 121, the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Company's oil and gas properties. Based upon a decline in the Company's outlook for future commodity prices during December 1997 and January 1998, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount is recoverable. For those oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amount of those oil and gas properties to their fair value as determined by discounting their expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Company recognized noncash pre-tax charges of $1.4 billion ($863 million after tax) related to its oil and gas properties during 1997. In 1995, the Company recognized a noncash pre-tax charge of $129.7 million ($84.3 million after tax) after performing a similar review of its oil and gas properties. The Company also recognized a noncash pre-tax charge of $748,000 ($486,000 after tax) related to a natural gas processing facility in 1995.

NOTE N.     Income Taxes

      Income tax provision (benefit) and amounts separately allocated were as follows:
                                                      Year ended December 31,
                                               --------------------------------
                                                  1997       1996        1995
                                               ---------   --------   ---------
                                                        (in thousands)
  Income (loss) before extraordinary item....  $(500,300)  $ 60,100   $(45,900)
  Extraordinary gain (loss)..................     (7,200)       -        2,300
  Benefit arising from exercise of stock
    options..................................     (2,900)    (2,200)      (600)
  Change in cumulative translation
    adjustment...............................        -          -         (550)
                                                --------    -------    -------

                                               $(510,400)  $ 57,900   $(44,750)
                                                ========    =======    =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


      Income tax provision (benefit) attributable to income (loss) before extraordinary item consists of the following:

                                                 Year ended December 31,
                                         ------------------------------------
                                           1997          1996         1995
                                         ----------    ---------    ---------
                                                     (in thousands)
     Current:
       U.S. federal..................    $     900    $     300    $  (1,000)
       State and local...............          100          -           -
                                         ---------     --------     --------
                                             1,000          300       (1,000)
                                         ---------     --------     --------
     Deferred:
       U.S. federal..................     (470,000)      51,700      (35,500)
       State and local...............      (28,500)         -           -
       Foreign.......................       (2,800)       8,100       (9,400)
                                         ---------     --------     --------
                                          (501,300)      59,800      (44,900)
                                         ---------     --------     --------
     Total...........................   $ (500,300)   $  60,100    $ (45,900)
                                         =========     ========     ========

Income (loss) before income taxes and extraordinary item consists of the following:

                                               Year ended December 31,
                                        -----------------------------------
                                            1997        1996         1995
                                        -----------   ---------   ---------
                                                   (in thousands)
  Income (loss) before income taxes
    and extraordinary item:
      U.S. federal..................... $(1,369,582)  $ 121,680   $(118,871)
      Foreign..........................      (7,981)     78,668     (31,136)
                                         ----------    --------    --------

                                        $(1,377,563)  $ 200,348   $(150,007)
                                         ==========    ========    ========

      Reconciliations of the U.S. federal statutory rate to the Company's effective rate for income (loss) before extraordinary item are as follows:

                                                      1997     1996      1995
                                                    -------   -------   ------
 U.S. federal statutory tax rate...................  (35.0%)    35.0%    (35.0%)
 Disposition of foreign subsidiaries...............     -       (6.9%)      -
 Amortization of foreign permanent differences.....     -         -        3.1%
 State income tax, net of federal income tax
   benefit.........................................   (1.3%)      -         -
 Rate differential on foreign operations...........     -         .4%      (.1%)
 Other.............................................     -        1.5%      1.4%
                                                    -------   -------   -------
 Consolidated effective tax rate...................  (36.3%)    30.0%    (30.6%)
                                                    =======   =======   =======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:
                                                            December 31,
                                                       ---------------------
                                                          1997        1996
                                                       ---------    --------
                                                           (in thousands)
Deferred tax assets:
  Net operating loss carryforwards...................  $ 184,438    $ 23,704
  Alternative minimum tax credit carryforwards.......      4,903       4,005
  Other..............................................     57,248       7,716
                                                        --------     -------
    Total gross deferred tax assets..................    246,589      35,425
                                                        --------     -------
Deferred tax liabilities:
  Oil and gas properties, principally due to
    differences in basis and depletion and the
    deduction of intangible drilling costs for
    tax purposes.....................................    206,721      88,790
  Other..............................................     35,168          35
                                                        --------     -------
    Total gross deferred tax liabilities.............    241,889      88,825
                                                        --------     -------

    Net deferred tax asset (liability)...............  $   4,700    $(53,400)
                                                        ========     =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future and the availability of certain tax planning strategies that would generate taxable income to realize the net tax benefits, if implemented, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

      At December 31, 1997,  the Company had net  operating  loss  carryforwards
("NOLs") for U.S. federal income tax purposes of $527 million, which are available to offset future regular taxable income, if any. Additionally, the Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") of $460 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

         Expiration Date                       NOLs       AMT NOLs
         ---------------                    ---------    ---------
                                                (in thousands)

         December 31, 2002................  $   2,554    $   3,463
         December 31, 2003................        838          -
         December 31, 2005................     11,049       10,762
         December 31, 2006................     26,420        8,451
         December 31, 2007................    105,085      102,069
         December 31, 2008................    112,508      106,558
         December 31, 2009................    129,357      101,978
         December 31, 2010................    116,025      103,699
         December 31, 2012................     23,129       23,013
                                            ---------    ---------
                                            $ 526,965    $ 459,993
                                            =========    =========

      As discussed in Note B, certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the Company's consolidated U.S. federal income tax return, and separate provisions for income taxes have been determined for these entities or groups of entities. As a result, the NOLs and AMT NOLs from certain of these subsidiaries are subject to various utilization limitations. In total, approximately $80.1 million of the NOLs and $60.4 million of the AMT NOLs are limited in use to specific entities or groups of entities. Section 382 of the Internal Revenue Code provides another limitation to $303.3 million of the Company's total NOLs and AMT NOLs. The Company believes the utilization of $260 million of its NOLs and AMT NOLs subject to the Section 382 limitation are limited in each taxable year to approximately $20 million and the remaining $43.3 million of its NOLs and AMT NOLs subject to the Section 382 limitation are limited in each taxable year to approximately $10 million.

      The tax returns and the amount of taxable income or loss are subject to examination by U.S. federal, state and foreign taxing authorities. Current and estimated tax payments of $2.7 million, $970,000 and $93,000 were made in 1997, 1996 and 1995, respectively.

NOTE O.     Operations by Geographic Area

      The Company operates in one industry segment. As a result of the acquisition of Chauvco, the Company had identifiable assets of $2.7 billion in the United States, $725 million in Canada and $495 million in Argentina at December 31, 1997. During 1997 and 1996, the Company did not have significant operations in geographic areas other than the United States. Information about the Company's operations for the year ended December 31, 1995 by different geographic areas is shown below.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


                                               Year ended December 31,
                                         -------------------------------------
                                                         1995
                                         -------------------------------------
                                                       Australia
                                            United     and Other
                                            States      Foreign       Total
                                         -----------   ----------   ---------
                                                     (in thousands)

Operating revenue.....................   $   439,957   $   45,805   $ 485,762
Loss before income taxes and
   extraordinary item.................   $  (118,871)  $  (31,136)  $ (150,007)
Identifiable assets...................   $ 1,120,738   $  198,491   $1,319,229

NOTE P.     Earnings per Share

      In accordance with the requirements of SFAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31, 1996. For 1997 and 1995 the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

                                                                      Per Share
                                               Income      Shares      Amount
                                             ----------    -------    ---------
                                                       (in thousands)
Basic EPS:
   Income available to common stockholders   $  140,248     35,475    $    3.95
                                                                       ========
Effect of Dilutive Securities:
   Options/restricted stock                         -          394
   Preferred shares                               7,683      6,714
                                               --------    -------
Diluted EPS:
   Income available to common stockholders
     plus assumed conversions                $  147,931     42,583    $    3.47
                                              =========    =======     ========

NOTE Q.     Pioneer USA

      Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note E above). The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the U.S. Securities and Exchange Commission ("SEC"), the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Balance Sheet and Consolidating Statement of Operations present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

      Pioneer USA's guarantees of the Company's debt securities were executed as a result of the merger with Mesa in August 1997. Consequently, a Consolidating Balance Sheet at December 31, 1996 and Consolidating Statements of Operations for the years ended December 31, 1996 and 1995 have not been presented.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


                           CONSOLIDATING BALANCE SHEET
                              At December 31, 1997

                                     ASSETS

                                            Pioneer
                                            Natural
                                           Resources                     Non-
                                            Company       Pioneer      Guarantor                       The
                                            (Parent)        USA       Subsidiaries   Eliminations    Company
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents.............   $       41   $    49,033   $    22,639    $              $   71,713
  Restricted cash.......................          -           1,695           -                          1,695
  Accounts receivable:
    Trade, net..........................            5        56,424        19,003                       75,432
    Oil and gas sales...................          -          82,145        34,355                      116,500
  Intercompany notes receivable.........    2,088,082    (1,673,443)     (414,639)                         -
  Inventories...........................          -          11,677         1,899                       13,576
  Deferred income taxes.................       16,700           -             200                       16,900
  Other current assets..................          -           9,293         3,079                       12,372
                                            ---------    ----------    ----------                    ---------
      Total current assets..............    2,104,828    (1,463,176)    (333,464)                      308,188
                                            ---------    ----------    ----------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties.................          -       2,453,750     1,122,221                    3,575,971
      Unproved properties...............          -          98,664       446,410                      545,074
  Accumulated depletion, depreciation
    and amortization....................          -        (504,628)     (100,575)                    (605,203)
                                            ---------    ----------    ----------                    ---------
                                                  -       2,047,786     1,468,056                    3,515,842
                                            ---------    ----------    ----------                    ---------
Other property and equipment, net.......          -          26,096        17,921                       44,017
Other assets, net.......................        4,705        68,715        28,098       (22,975)        78,543
Investment in subsidiaries..............      645,113       284,046           -        (929,159)           -
                                            ---------    ----------    ----------                    ---------
                                           $2,754,646   $   963,467   $ 1,180,611                   $3,946,590
                                            =========    ==========    ==========                    =========


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.    $      -     $       538   $    28,228    $  (22,975)    $    5,791
  Undistributed unit purchases.........           -           1,695           -                          1,695
  Accounts payable:
    Trade .............................           663       113,432        62,602                      176,697
    Affiliates.........................            90         9,904           -                          9,994
  Other current liabilities............         5,771        59,953         1,651                       67,375
                                            ---------    ----------    ----------                    ---------
      Total current liabilities........         6,524       185,522        92,481                      261,552
                                            ---------    ----------    ----------                    ---------
Long-term debt, less current maturities     1,700,500           565       242,653                    1,943,718
Other noncurrent liabilities...........           -         140,668        39,607                      180,275
Deferred income taxes..................      (216,253)          -         228,453                       12,200
Stockholders' equity:
  GP Capital...........................           -             -               4            (4)           -
  LP Capital...........................           -             -             397          (397)           -
  Preferred stock......................           -             -             -                            -
  Common stock.........................           901             1           110            (2)         1,010
  Additional paid-in capital...........     2,058,935     2,049,072       739,518    (2,487,533)     2,359,992
  Treasury stock, at cost..............           (21)          -             -                            (21)
  Unearned compensation................           -         (16,196)          -                        (16,196)
  Retained deficit.....................      (795,940)   (1,396,165)     (162,612)    1,558,777       (795,940)
                                            ---------    ----------    ----------                    ---------
      Total stockholders' equity.......     1,263,875       636,712       577,417                    1,548,845

Commitments and contingencies               ---------    ----------    ----------                    ---------
                                           $2,754,646   $   963,467   $ 1,180,611                   $3,946,590
                                            =========    ==========    ==========                    =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995


                      CONSOLIDATING STATEMENT OF OPERATIONS
                      For the Year Ended December 31, 1997

                                   Pioneer
                                   Natural
                                  Resources                    Non-       Consolidated
                                   Company      Pioneer      Guarantor        Income                        The
                                   (Parent)       USA       Subsidiaries   Tax Benefit   Eliminations     Company
                                 ----------   -----------   ------------   -----------   ------------   -----------
Revenues:
  Oil and gas..................  $       -    $   453,771    $   83,011     $             $             $   536,782
  Interest and other...........          -          5,357           873                        (1,952)        4,278
  Gain on disposition of assets,
    net........................          -          6,062          (402)                        (691)        4,969
                                  ----------   ----------     ---------                                  ----------
                                         -        465,190        83,482                                     546,029
                                  ----------   ----------     ---------                                  ----------
Costs and expenses:
  Oil and gas production.......          -        128,644        15,526                                     144,170
  Depletion, depreciation and
    amortization...............          -        166,495        45,940                                     212,435
  Impairment of oil and gas
    properties and natural gas
    processing facilities......          -      1,220,920       135,470                                   1,356,390
  Exploration and abandonments.          -         67,679         9,481                                      77,160
  General and administrative...          613       44,766         3,384                                      48,763
  Interest.....................        5,910       67,969         5,623                       (1,952)       77,550
  Equity loss from subsidiary..    1,407,844      124,874           -                     (1,532,718)          -
  Other........................          -          7,065            59                                       7,124
                                  ----------   ----------     ---------                                  ----------
                                   1,414,367    1,828,412       215,483                                   1,923,592
                                  ----------   ----------     ---------                                  ----------
Loss before income taxes and
  extraordinary item...........   (1,414,367)  (1,363,222)     (132,001)                                 (1,377,563)
Income tax benefit.............          -            -             -           500,300                     500,300
                                  ----------   ----------     ---------                                  ----------
Loss before extraordinary item.   (1,414,367)  (1,363,222)     (132,001)                                   (877,263)
Extraordinary item - loss on
  early extinguishment of debt,
  net of tax...................          -        (13,408)          -                                       (13,408)
                                  ----------   ----------     ---------                                  ----------
    Net loss...................  $(1,414,367) $(1,376,630)   $ (132,001)                                $  (890,671)
                                  ==========   ==========     =========                                  ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



NOTE R.     Subsequent Events

       Senior note issuance. During January 1998, the Company completed the issuance of the following two series of senior notes for total net proceeds of $593 million. The proceeds were used primarily to repay the Company's bank indebtedness.

       6.5% senior notes due 2008. $350 million aggregate principal amount 6.5% senior notes dated January 13, 1998, due January 15, 2008. Interest on the 6.5% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.

       7.2% senior notes due 2028. $250 million aggregate principal amount 7.2% senior notes dated January 13, 1998, due July 15, 2028. Interest on the 7.2% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.

       Both senior note issuances are governed by an Indenture between the Company and The Bank of New York dated January 13, 1998. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes are structurally subordinated to all obligations of its subsidiaries. Pioneer USA has fully and unconditionally guaranteed both senior note issuances.

       Reorganization. The Company plans to sell certain nonstrategic fields for estimated proceeds of $375 to $550 million during the latter part of 1998. These domestic fields generate only 15% of the Company's total cash flow. The proceeds will be used to reduce the Company's outstanding indebtedness and to fund the Company's capital expenditures program. Coincidentally with the property divestiture program, the Company has announced its intentions to reorganize its operations by combining the six domestic operating regions created by the merger between Parker & Parsley and Mesa into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. The Company anticipates that it will incur nonrecurring expenditures of approximately $20 million during 1998 as a result of this reorganization.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995


Capitalized Costs
                                                               December 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
                                                             (in thousands)
  Oil and Gas Properties:
    Proved                                             $3,575,971    $1,419,051
    Unproved                                              545,074         7,331
                                                        ---------     ---------
                                                        4,121,045     1,426,382
    Less accumulated depletion                           (605,203)     (424,594)
                                                        ---------     ---------
    Net capitalized costs for oil and gas properties   $3,515,842    $1,001,788
                                                        =========     =========


Costs Incurred for Oil and Gas
 Producing Activities

                                       Property
                                   Acquisition Costs                                   Total
                                -----------------------   Exploration   Development    Costs
                                  Proved      Unproved       Costs         Costs      Incurred
                                ----------   ----------   -----------   -----------   ----------
                                                        (in thousands)
Year ended December 31, 1997:
  United States                 $2,623,993   $   91,373    $  88,710     $ 243,119    $3,047,195
  Argentina                        430,607      252,343        1,822         3,927       688,699
  Canada                           287,787      194,067       -             -            481,854
  Other foreign (a)                    -            332        5,442           -           5,774
                                 ---------    ---------     --------      --------     ---------
    Total costs incurred        $3,342,387   $  538,115    $  95,974     $ 247,046    $4,223,522
                                 =========    =========     ========      ========     =========
Year ended December 31, 1996:
  United States                 $   15,699   $    5,255    $  31,568     $ 168,553    $  221,075
  Foreign (b)                           18          -          7,240         4,659        11,917
                                 ---------    ---------     --------      --------     ---------
    Total costs incurred        $   15,717   $    5,255    $  38,808     $ 173,212    $  232,992
                                 =========    =========     ========      ========     =========
Year ended December 31, 1995:
  United States                 $   46,796   $      -      $   8,062     $ 130,461    $  185,319
  Australia and Other Foreign        1,698          -         21,129        10,877        33,704
                                 ---------    ---------     --------      --------     ---------
    Total costs incurred        $   48,494   $      -      $  29,191     $ 141,338    $  219,023
                                 =========    =========     ========      ========     =========

---------------

(a)  Primarily relates to an unsuccessful well in Guatemala.

(b) Includes $7.4 million of expenditures related to the Company's Australian properties prior to their sale in 1996. The remainder relates to the Company's interests in Argentine properties.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995

Results of Operations
                                              For the year ended December 31,
                                          -------------------------------------
                                              1997         1996         1995
                                          -----------   ----------   ----------
                                                      (in thousands)
UNITED STATES
Oil and gas revenues                      $   533,865   $  385,198   $  329,915
Production costs                             (143,332)    (106,898)    (118,487)
Exploration and abandonments                  (31,909)      (9,222)      (6,795)
Geological and geophysical                    (37,987)      (7,042)      (2,302)
Depletion                                    (203,160)     (98,655)    (125,165)
Impairment of oil and gas properties       (1,356,390)        -       (129,745)
                                           -----------   ---------    ---------
                                           (1,238,913)     163,381      (52,579)
Income tax benefit (provision) (a)            458,397      (57,183)      18,403
                                           ----------    ---------    ---------
Results of operations for oil and gas
  producing activities                    $  (780,516)  $  106,198   $  (34,176)
                                           ==========    =========    =========
AUSTRALIA AND OTHER FOREIGN (b)
Oil and gas revenues                      $       -     $   10,591   $   45,805
Production costs                                  -         (3,300)     (12,418)
Exploration and abandonments                   (5,442)         (15)      (6,779)
Geological and geophysical                        -         (1,420)      (6,874)
Depletion                                         -         (3,917)     (20,303)
                                           ----------    ---------    ---------
                                               (5,442)       1,939         (569)
Income tax benefit (provision) (a)              1,905         (698)         205
                                           ----------    ---------    ---------
Results of operations for oil and gas
  producing activities                    $    (3,537)  $    1,241   $     (364)
                                           ==========    =========    =========
ARGENTINA
Oil and gas revenues                      $     2,917   $    1,142   $      -
Production costs                                 (838)        (136)         -
Exploration and abandonments                     (252)      (3,416)      (2,857)
Geological and geophysical                     (1,570)        (592)      (1,945)
Depletion                                      (1,290)        (231)         -
                                           ----------    ---------          -
                                               (1,033)      (3,233)      (4,802)
Income tax benefit (a)                            341        1,067        1,585
                                           ----------    ---------    ---------
Results of operations for oil and gas
  producing activities                    $      (692)  $   (2,166)  $   (3,217)
                                           ==========    =========    =========
TOTAL
Oil and gas revenues                      $   536,782   $  396,931   $  375,720
Production costs                             (144,170)    (110,334)    (130,905)
Exploration and abandonments                  (37,603)     (12,653)     (16,431)
Geological and geophysical                    (39,557)      (9,054)     (11,121)
Depletion                                    (204,450)    (102,803)    (145,468)
Impairment of oil and gas properties       (1,356,390)        -        (129,745)
                                           -----------         ---    ---------
                                           (1,245,388)     162,087      (57,950)
Income tax benefit (provision) (a)            460,643      (56,814)      20,193
                                           ----------      -------    ---------
Results of operations for oil and gas
  producing activities                    $  (784,745)  $  105,273   $  (37,757)
                                           ==========      =======    =========
---------------
(a) The income tax benefit (provision) is calculated using the current statutory tax rate for each jurisdiction.

(b) 1997 amounts primarily relate to an unsuccessful well in Guatemala and the 1996 and 1995 amounts relate to the Company's Australian properties prior to their divestiture in March 1996.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995


Reserve Quantity Information

      The estimates of the Company's proved oil and gas reserves, which are located principally in the United States, Argentina and Canada are prepared by the Company's engineers with respect to all properties other than Canada, which were prepared by Martin Petroleum & Associates and Gilbert Laustsen Jung Associates. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates for 1997 utilize an oil price of $16.89 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs), an NGL price of $12.79 per Bbl and a gas price of $2.06 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage).

      Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995

Oil and Gas Producing Activities:
                                              1997                        1996                      1995
                                 ---------------------------   -------------------------  -------------------------
                                    Oil                        Oil                         Oil
                                 & NGLs       Gas             & NGLs      Gas             & NGLs     Gas
Total Proved Reserves:            (Bbls)     (Mcf)     BOE    (Bbls)     (Mcf)     BOE    (Bbls)    (Mcf)     BOE
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
UNITED STATES
Balance, January 1               162,836    828,268  300,881  134,891   778,609  264,659  131,736  723,078  252,249
Revisions of previous estimates   70,063   (100,755)  53,271   42,614   151,095   67,797   27,697  142,516   51,449
Purchases of minerals-in-place   121,286  1,147,921  312,606      300    11,494    2,216    4,309   82,713   18,094
New discoveries and extensions     1,109      7,659    2,385      760    17,607    3,694      761    6,015    1,764
Production                       (17,737)  (104,868) (35,215) (10,872)  (73,924) (23,193) (11,328) (76,669) (24,106)
Sales of minerals-in-place        (8,241)   (59,095) (18,090)  (4,857)  (56,613) (14,292) (18,284) (99,044) (34,791)
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
Balance, December 31             329,316  1,719,130  615,838  162,836   828,268  300,881  134,891  778,609  264,659

CANADA
Balance, January 1                   -          -        -        -         -        -        -        -        -
Revisions of previous estimates      -          -        -        -         -        -        -        -        -
Purchases of minerals-in-place    22,796    207,868   57,441      -         -        -        -        -        -
New discoveries and extensions       -          -        -        -         -        -        -        -        -
Production                           -          -        -        -         -        -        -        -        -
Sales of minerals-in-place           -          -        -        -         -        -        -        -        -
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
Balance, December 31              22,796    207,868   57,441      -         -        -        -        -        -

AUSTRALIA
Balance, January 1                   -          -        -     12,443   118,297   32,159   12,805  104,430   30,210
Revisions of previous estimates      -          -        -        -         -        -      1,212   22,493    4,961
Purchases of minerals-in-place       -          -        -        -         -        -        -        -        -
New discoveries and extensions       -          -        -        -         -        -        -        -        -
Production                           -          -        -       (349)   (1,927)    (669)  (1,574)  (8,626)  (3,012)
Sales of minerals-in-place           -          -        -    (12,094) (116,370) (31,490)     -        -        -
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
Balance, December 31                 -          -        -        -         -        -     12,443  118,297   32,159

ARGENTINA
Balance, January 1                 1,105      1,108    1,290      -         -        -        -        -        -
Revisions of previous estimates     (259)    (1,108)    (444)     -         -        -        -        -        -
Purchases of minerals-in-place    30,914    340,392   87,646      -         -        -        -        -        -
New discoveries and extensions       -          -        -      1,159     1,108    1,344      -        -        -
Production                          (148)       -       (148)     (54)      -        (54)     -        -        -
Sales of minerals-in-place           -          -        -        -         -        -        -        -        -
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
Balance, December 31              31,612    340,392   88,344    1,105     1,108    1,290      -        -        -

TOTAL
Balance, January 1               163,941    829,376  302,171  147,334   896,906  296,818  144,541  827,508  282,459
Revisions of previous estimates   69,804   (101,863)  52,827   42,614   151,095   67,797   28,909  165,009   56,410
Purchases of minerals-in-place   174,996  1,696,181  457,693      300    11,494    2,216    4,309   82,713   18,094
New discoveries and extensions     1,109      7,659    2,385    1,919    18,715    5,038      761    6,015    1,764
Production                       (17,885)  (104,868) (35,363) (11,275)  (75,851) (23,916) (12,902) (85,295) (27,118)
Sales of minerals-in-place        (8,241)   (59,095) (18,090) (16,951) (172,983) (45,782) (18,284) (99,044) (34,791)
                                 -------  ---------  -------  -------  --------  -------  -------  -------  -------
Balance, December 31             383,724  2,267,390  761,623  163,941   829,376  302,171  147,334  896,906  296,818
                                 =======  =========  =======  =======  ========  =======  =======  =======  =======

Proved Developed Reserves:
  January 1                      126,370    660,174  236,399  108,920   646,066  216,598  107,068  622,775  210,864
                                 =======  =========  =======  =======  ========  =======  =======  =======  =======
  December 31                    329,920  1,956,658  656,030  126,370   660,174  236,399  108,920  646,066  216,598
                                 =======  =========  =======  =======  ========  =======  =======  =======  =======

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995


Standardized Measure of Discounted Future Net Cash Flows

      The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing discounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference.

      Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995

                                                          For the year ended December 31,
                                                   -------------------------------------------
                                                       1997            1996            1995
                                                   -----------     -----------     -----------
                                                                  (in thousands)
UNITED STATES Oil and gas producing activities:
   Future cash inflows                             $ 8,936,044     $ 7,280,710     $ 4,134,327
   Future production costs                          (3,185,357)     (2,325,274)     (1,618,191)
   Future development costs                           (325,659)       (196,410)       (164,794)
   Future income tax expense                          (860,632)     (1,385,399)       (523,755)
                                                    ----------      ----------      ----------
                                                     4,564,396       3,373,627       1,827,587
   10% annual discount factor                       (2,067,371)     (1,574,103)       (727,743)
                                                    ----------      ----------      ----------
   Standardized measure of discounted future
     net cash flows                                $ 2,497,025     $ 1,799,524     $ 1,099,844
                                                    ==========      ==========      ==========
ARGENTINA
Oil and gas producing activities:
   Future cash inflows                             $   912,688     $    28,211     $       -
   Future production costs                            (168,105)         (8,099)            -
   Future development costs                           (137,060)         (4,456)            -
   Future income tax expense                           (60,069)            -               -
                                                    ----------      ----------      ----------
                                                       547,454          15,656             -
   10% annual discount factor                         (201,732)         (7,615)            -
                                                    ----------      ----------      ----------
   Standardized measure of discounted future
     net cash flows                                $   345,722     $     8,041     $       -
                                                    ==========      ==========      ==========
CANADA
Oil and gas producing activities:
   Future cash inflows                             $   662,104     $       -       $       -
   Future production costs                            (223,325)            -               -
   Future development costs                            (48,323)            -               -
   Future income tax expense                           (79,044)            -               -
                                                    ----------      ----------      ----------
                                                       311,412             -               -
   10% annual discount factor                         (102,395)            -               -
                                                    ----------      ----------      ----------
   Standardized measure of discounted future
     net cash flows                                $   209,017     $       -       $       -
                                                    ==========      ==========      ==========
AUSTRALIA
Oil and gas producing activities:
   Future cash inflows                             $       -       $       -       $   428,191
   Future production costs                                 -               -          (136,681)
   Future development costs                                -               -           (47,085)
   Future income tax expense                               -               -           (69,649)
                                                    ----------      ----------      ----------
                                                           -               -           174,776
   10% annual discount factor                              -               -           (70,831)
                                                    ----------      ----------      ----------
   Standardized measure of discounted future
     net cash flows                                $       -       $       -       $   103,945
                                                    ==========      ==========      ==========
TOTAL
Oil and gas producing activities:
   Future cash inflows                             $10,510,836     $ 7,308,921     $ 4,562,518
   Future production costs                          (3,576,787)     (2,333,373)     (1,754,872)
   Future development costs                           (511,042)       (200,866)       (211,879)
   Future income tax expense                          (999,745)     (1,385,399)       (593,404)
                                                    ----------      ----------      ----------
                                                     5,423,262       3,389,283       2,002,363
   10% annual discount factor                       (2,371,498)     (1,581,718)       (798,574)
                                                    ----------      ----------      ----------
   Standardized measure of discounted future
     net cash flows                                $ 3,051,764     $ 1,807,565     $ 1,203,789
                                                    ==========      ==========      ==========

                                       74

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years ended December 31, 1997, 1996 and 1995

                                                              Year ended December 31,
                                                    ---------------------------------------
                                                        1997          1996           1995
                                                    -----------    ----------    ----------
                                                                 (in thousands)
   Oil and Gas Producing Activities:
     Oil and gas sales, net of production costs     $  (392,612)   $ (286,597)   $ (244,815)
     Net changes in prices and production costs      (1,034,678)      866,196       221,581
     Extensions and discoveries                          19,993        53,314        12,321
     Sales of minerals-in-place                        (126,879)     (185,859)     (139,250)
     Purchases of minerals-in-place                   1,880,570        20,606        53,628
     Revisions of estimated future development
        costs                                           (15,158)      (73,587)      (47,459)
     Revisions of previous quantity estimates and
        reserves added by development drilling          240,375       569,529       288,445
     Accretion of discount                              234,537       123,174       105,891
     Changes in production rates, timing and other      (99,753)     (106,896)       (3,496)
                                                     ----------     ---------     ---------
     Change in present value of future net revenues     706,395       979,880       246,846
     Net change in present value of future income
        taxes                                           537,804      (376,104)     (114,714)
                                                     ----------     ---------     ---------
                                                      1,244,199       603,776       132,132
     Balance, beginning of year                       1,807,565     1,203,789     1,071,657
                                                     ----------     ---------     ---------
     Balance, end of year                           $ 3,051,764    $1,807,565    $1,203,789
                                                     ==========     =========     =========

Selected Quarterly Financial Results
                                                       Quarter
                                     ------------------------------------------
                                       First     Second     Third       Fourth
                                     --------   --------   --------   ---------
                                        (in thousands, except per share data)
1997
      Operating revenues             $103,779   $ 94,847   $150,354   $ 187,802
      Total revenues                  106,707     97,389    151,278     190,655
      Costs and expenses               77,994     85,576    168,326   1,591,696
      Income (loss) before
        extraordinary item             18,613      7,413    (11,048)   (892,241)
      Net income (loss)                18,613      7,413    (12,566)   (904,131)
      Income (loss) before
        extraordinary item per share      .53        .21       (.18)     (11.43)
      Net income (loss) per share         .53        .21       (.21)     (11.58)
1996
      Operating revenues             $103,444   $ 99,674   $ 97,019   $ 120,608
      Total revenues                  118,282    182,508    111,230     123,323
      Costs and expenses               91,272     82,952     74,765      86,006
      Net income                       14,710     80,156     20,965      24,417
      Net income per share                .41       2.24        .59         .69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting held on December 5, 1997, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 to replace the firm of KPMG Peat Marwick LLP, who were dismissed as auditors of the Company after completing the audit of the Company for the fiscal year ending December 31, 1997. The audit committee of the Board of Directors approved the change in auditors on December 5, 1997, subject to ratification by the Company's stockholders. The audit of the Company for the fiscal year ended December 31, 1997 was completed on February 13, 1998.

The reports of KPMG Peat Marwick LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, there were no disagreements with KPMG Peat Marwick LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused KPMG Peat Marwick LLP to make reference to the matter in their report.

The Company has received from KPMG Peat Marwick LLP a letter addressed to the Securities and Exchange Commission stating that KPMG Peat Marwick LLP agrees with the above statements. A copy of the letter is included as Exhibit 16.1 to this Form 10-K.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

      The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1998 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held in 1998 and is incorporated herein by reference.

                                    PART IV.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Listing of Financial Statements and Exhibits

  Financial Statements

     The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 1997 and 1996
       Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements Unaudited Supplementary Information

     All other statements and schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

  Exhibits

Exhibit
Number                                 Description

2.1 - Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1997, by and among Mesa, Mesa Operating Co. ("MOC"), MXP Reincorporation Corp. and Parker & Parsley (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333- 26951).

3.2 - Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.3 - Certificate of Designations of Special Preferred Voting Stock (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-3, Registration No. 333-42315, filed with the SEC on December 17, 1997).

3.4 - Terms and Conditions of Exchangeable Shares (incorporated by reference to Annex F to the Definitive Joint Management Information Circular and Proxy Statement of the Company and Chauvco, File No. 001- 13245, filed with the SEC on November 17, 1997).

4.1 - Form of Certificate of Common Stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

4.2 - Form of Certificate of Special Preferred Voting Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

4.3  - Form of Certificate of Exchangeable Shares  (incorporated by reference to
     Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                                 Description

9.1 - Shareholder Agreement, dated as of April 6, 1997, between Mesa, Boone Pickens and Parker & Parsley (incorporated by reference to Exhibit 2.4 to Mesa's Current Report on Form 8-K filed with the SEC on April 8, 1997).

9.2 - Shareholders Agreement, dated as of April 6, 1997, between DNR-Mesa Holdings, L.P. ("DNR") and Mesa (incorporated by reference to Exhibit 2.2 to Mesa's Current Report on Form 8-K filed with the SEC on April 8, 1997).

9.3 - Voting and Exchange Trust Agreement, dated as of December 18, 1997, among the Company, Pioneer Natural Resources (Canada) Ltd. ("Pioneer Canada") and Montreal Trust Company of Canada, as Trustee (incorporated by reference to
     Exhibit 2.4 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

9.4 - Amended and Restated Shareholders Agreement, dated as of September 3, 1997, by and between the Company and Guy J. Turcotte (incorporated by reference to Exhibit 2.6 to the Company's Registration Statement on Form S-3, Registration No. 333-42315, filed with the SEC on December 15, 1997).

9.5 - Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Chauvco, DNR, Scott D. Sheffield and I. Jon Brumley (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2, 1997).

9.6 - Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Trimac Corporation and Gendis Inc. (incorporated by reference to
     Exhibit 2.4 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2, 1997).

10.1 - Indenture, dated July 2, 1996, among Pioneer USA (formerly MOC), as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, relating to the 115/8% Senior Subordinated Discount Notes Due 2006 (incorporated by reference to Exhibit 4.17 to Mesa's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

10.2 - First Supplemental  Indenture,  dated as of April 15, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the subsidiary guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.3 - Second Supplemental Indenture, dated as of August 7, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the subsidiary guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.4 - Third Supplemental Indenture, dated as of December 18, 1997, among Pioneer USA, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit
     10.12 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.5 - Fourth Supplemental Indenture, dated as of December 30, 1997, among Pioneer USA (formerly MOC), a Delaware corporation, the Company, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                                 Description

10.6 - Fifth Supplemental Indenture, dated as of December 30, 1997, among Pioneer NewSub1, Inc. (as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer DebtCo., Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.7 - Sixth Supplemental Indenture, dated as of December 30, 1997, among Pioneer DebtCo. Inc. (as successor to Pioneer NewSub1, Inc.), a Texas corporation, the Company, a Delaware corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.8 - Indenture, dated July 2, 1996, among Pioneer USA (formerly MOC), as Issuer, the Company (Mesa's successor), as Guarantor, and Harris Trust and Savings Bank, as Trustee, relating to the 105/8% Senior Subordinated Notes Due 2006 (incorporated by reference to Exhibit 4.18 to Mesa's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

10.9 - First Supplemental  Indenture,  dated as of April 15, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.10- Second Supplemental Indenture,  dated as of August 7, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.11- Third  Supplemental  Indenture,  dated as of  December  18,  1997,  among
     Pioneer USA, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.12- Fourth  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer USA, a Delaware corporation, the Company, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.13- Fifth  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer NewSub 1, Inc. (as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer DebtCo, Inc, a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.14- Sixth  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer DebtCo, Inc. (as successor to Pioneer NewSub1, Inc.), a Texas corporation, the Company, a Delaware corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                                Description

10.15-  Indentures   relating  to  $50,000,000   principal   amount  of  8  1/2%
     Convertible Subordinated Debentures due 2005 of Dorchester Master Limited Partnership ($2,143,000 principal amount of which were outstanding and held by non affiliates at December 31, 1997) and $100,000,000 principal amount of 9 1/2% Senior Notes due 2000 of Bridge Oil (U.S.A.) Inc. ($2,063,000 principal amount of which were outstanding at December 31, 1997) have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of the indentures to the SEC upon request (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the period ended December 31, 1996, file No. 1-10695).

10.16-  Indenture,  dated April 12,  1995,  between  Pioneer USA  (successor  to
     Parker & Parsley), and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4.1 to Parker & Parsley's Current Report on Form 8-K, dated April 12, 1995, File No. 1-10695).

10.17- First Supplemental Indenture,  dated as of August 7, 1997, among Parker &
     Parsley, The Chase Manhattan Bank, as Trustee, and Pioneer USA, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.18- Second  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer USA, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.19- Third  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer New Sub1, Inc. (as successor to Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit
     10.18 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.20- Fourth  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer DebtCo, Inc. (as successor to Pioneer NewSub1, Inc., as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer USA, a Delaware corporation, and The Chase Manhattan Bank, a New York banking association, as trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit
     10.19 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.21- Guarantee,  dated as of December 30, 1997, by Pioneer USA relating to the
     $150,000,000 in aggregate principal amount of 87/8% Senior Notes due 2005 and $150,000,000 in aggregate principal amount of 8 1/4% Senior Notes due 2007 issued under the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.22- Form of 87/8% Senior Notes Due 2005,  dated as of April 12, 1995,  in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated April 12, 1995, establishing the terms of the 87/8% Senior Notes Due 2005 pursuant to the indenture identified above as Exhibit
     10.16 (incorporated by reference to Exhibit 4.2 to Parker & Parsley's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-10695).

10.23- Form of 8 1/4% Senior Notes due 2007, dated as of August 22, 1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated August 22, 1995, establishing the terms of the 8 1/4% Senior Notes due 2007 pursuant to the indenture identified above as Exhibit
     10.16 (incorporated by reference to Exhibit 1.2 to Parker & Parsley's Current Report on Form 8-K, dated August 17, 1995, File No. 1-10695).

Exhibit
Number                                 Description

10.24- Indenture,  dated  January 13, 1998,  between the Company and The Bank of
     New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.25- First  Supplemental  Indenture,  dated as of January 13, 1998,  among the
     Company, Pioneer USA, as the Subsidiary Guarantor, and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit
     10.24 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.26- Form of 6.50% Senior Notes Due 2008 of the Company (incorporated by reference to Exhibit 99.3 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.27- Form of 7.20% Senior Notes Due 2028 of the Company (incorporated by reference to Exhibit 99.4 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.28- Guarantee  (2008  Notes),  dated as of January 13, 1998,  entered into by
     Pioneer USA (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 14, 1998).

10.29- Guarantee  (2028  Notes),  dated as of January 13, 1998,  entered into by
     Pioneer USA (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 14, 1998).

10.30- Amended and Restated Credit Facility Agreement (Primary Facility), dated as of December 18, 1997, between the Company, as Borrower, and NationsBank of Texas, N.A., as Administrative Agent, CIBC Inc., as Documentation Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent; and the other Co-Agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.31- Amended and Restated Credit Facility Agreement (364 Day Facility), dated as of December 18, 1997, between the Company, as Borrower, and NationsBank of Texas, N.A., as Administrative Agent, CIBC Inc., as Documentation Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent; and the other Co-Agents and lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.32- Credit Agreement,  dated as of December 18, 1997, among Chauvco, Canadian
     Imperial Bank of Commerce, as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.33- Note,  dated  December 22, 1997,  between the Company,  as Borrower,  and
     NationsBank of Texas, N.A., as Lender (incorporated by reference to Exhibit
     10.21 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.34+ - 1991 Stock  Option Plan of Mesa  (incorporated  by reference to Exhibit
     10(v) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.35+ - 1996 Incentive Plan of Mesa (incorporated by reference to Exhibit 10.28 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

10.36+ - Parker & Parsley  Long-Term  Incentive  Plan,  dated  February 19, 1991
     (incorporated   by   reference   to  Exhibit  4.1  to  Parker  &  Parsley's
     Registration Statement on Form S-8, Registration No. 33-38971).

Exhibit
Number                                Description

10.37+ - First Amendment to the Parker & Parsley Long-Term Incentive Plan, dated
     August 23, 1991 (incorporated by reference to Exhibit 10.2 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.38+ - The Company's  Long-Term  Incentive Plan  (incorporated by reference to
     Exhibit  4.1  to  the  Company's   Registration   Statement  on  Form  S-8,
     Registration No. 333-35087).

10.39+ - The Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35165).

10.40+ - The Company's Deferred Compensation Retirement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333- 39153).

10.41+ - Pioneer USA 401(k) Plan  (incorporated  by  reference to Exhibit 4.1 to
     the  Company's   Registration  Statement  on  Form  S-8,  Registration  No.
     333-39249).

10.42+*- Pioneer USA Matching Plan.

10.43+ - Omnibus Amendment to Nonstatutory Stock Option Agreements, included as part of the Parker & Parsley Long-Term Incentive Plan, dated as of November 16, 1995, between Parker & Parsley and Named Executive Officers identified on Schedule 1 setting forth additional details relating to the Parker & Parsley Long-Term Incentive Plan (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the period ended December 31, 1995, Commission File No. 1-10695).

10.44+ - Employment Agreement,  dated as of August 21, 1996, between Mesa and I.
     Jon Brumley (incorporated by reference to Exhibit 10.26 to Mesa's Annual Report on Form 10-K for the period ended December 31, 1996).

10.45+ - Mesa  Management  Severance  Plan,  dated  April 4, 1997,  including  a
     Schedule of Participants on Schedule A for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

10.46+ - Severance  Agreement,  dated as of August 8, 1997,  between the Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the other named executive officers identified on Schedule I for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.47+ -  Indemnification  Agreement,  dated as of August 8, 1997,  between  the
     Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements the Company and each of the Company's other directors and named executive officers identified on Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.48+ - Stock  Acquisition  Loan  Agreement  entered  into as of June 15, 1995, between Parker & Parsley and Scott D. Sheffield, together with Schedule I identifying named executive officers with substantially identical agreements, providing for Parker & Parsley's loans to such officers of the amounts respectively identified on Schedule I thereto, for the purpose of acquiring Parker & Parsley's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-3, Registration No. 333-39381, filed with the SEC on December 17, 1997).

Exhibit
Number                               Description

10.49- Purchase  and Sale  Agreement,  dated as of  October  22,  1997,  between
     Cometra Energy, L.P., and Pioneer USA (incorporated by reference to Exhibit
     10.22 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.50- Combination  Agreement,  dated September 3, 1997, between the Company and
     Chauvco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2,
     1997).

10.51- Plan of  Arrangement,  as  amended,  under  Section  186 of the  Business
     Corporations Act (Alberta) (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.52- Support Agreement, dated as of December 18, 1997, between the Company and Pioneer Canada (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.53- Stock  Purchase  Agreement,  dated April 26,  1996,  between Mesa and DNR
     (incorporated by reference to Exhibit No. 10 to Mesa's Current Report on Form 8-K filed with the SEC on April 29, 1996).

10.54- "B" Contract Production Allocation Agreement, dated July 29, 1991, and effective as of January 1, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (incorporated by reference to
     Exhibit 10(r) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.55- Amendment to "B" Contract Production Allocation Agreement effective as of January 1, 1993, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (incorporated by reference to Exhibit 10.24 to Mesa's Registration Statement on Form S-1, Registration No. 33-51909).

10.56- Amarillo Supply  Agreement  between Mesa Operating  Limited  Partnership,
     Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993 (incorporated by reference to Exhibit 10.14 to Mesa's Annual Report on Form 10-K for the period ended December 31,
     1995).

10.57+ - Agreement of Partnership of P&P Employees  89-B Conv.,  L.P.  (formerly
     P&P Employees 89-B GP), dated October 31, 1989, among Parker & Parsley, Ltd. and the Investor Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.50 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33-38436).

10.58+ - Amendment to Agreement of  Partnership  of P&P Employees 89-B GP, dated
     May 31, 1990, among Parker & Parsley, Ltd. and the Investor Partners (as defined therein, which includes individuals who are directors and executives officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ form the foregoing document (incorporated by reference to Exhibit 10.51 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33-38436).

10.59+ - Schedule identifying additional documents substantially identical to the Amendment to Agreement of Partnership of P&P Employees 89-B GP included as Exhibit 10.58 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit
     10.52 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

Exhibit
Number                                  Description

10.60+ -  Agreement  of  Partnership  of  P&P  Employees  90  Spraberry  Private
     Development GP, dated October 16, 1990, among Parker & Parsley, Ltd., James
     D. Moring, and the General Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), and form of Amendment to Agreement of Partnership of P&P Employees 90 Spraberry Private Development GP, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.52 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33- 38436).

10.61+ - Amendment to Agreement of Partnership of Parker & Parsley 90-A GP, dated February 19, 1991, among Parker & Parsley Development Company and the Investor Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.58 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.62+ - Agreement of Partnership of P&P Employees 91-A, GP, dated September 30,
     1991, among Parker & Parsley Development Company, James D. Moring, and the General Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.61 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.63+ - Amendment  to Agreement of  Partnership  of P&P  Employees 90 Spraberry
     Private Development GP, dated April 22, 1991, among the Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley) (incorporated by reference to Exhibit 10.67 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

11.1*  - Statement of Computation of Earnings per Share

16.1*  - Change in Certifying Accountant

21.1*  - Subsidiaries of the registrant.

23.1*  - Consent of KPMG Peat Marwick LLP

27.1*  - Financial Data Schedule
---------------

*  Filed herewith
+ Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).

Reports on Form 8-K

During the quarter ended December 31, 1997, Pioneer filed the following Current Reports on Form 8-K:

         (1) On December 23, 1997, the Company filed a Current Report on Form 8-K/A dated December 5, 1997 reporting (a) under Item 4 (Other Events) the approval by the Company's Board of Directors of the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 to replace the firm of KPMG Peat Marwick LLP and (b) under Item 7 (Financial Statements and Exhibits) the letter from KPMG Peat Marwick LLP addressed to the Securities and Exchange Commission in connection with the audits of the Company's financial statements.

         (2) On December 12, 1997, the Company filed a Current Report on Form 8-K dated December 5, 1997 reporting under Item 4 (Other Events) the approval by the Company's Board of Directors of the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. Ernst & Young LLP will replace the firm of KPMG Peat Marwick LLP, who will be dismissed as auditors of the Company after completing the audit of the Company for the fiscal year ending December 31, 1997.

         (3) On October 2, 1997, the Company filed a Current Report on Form 8-K dated September 3, 1997 reporting under Item 5 (Other Events) the signing of a Combination Agreement with Chauvco and under Item 7 (Financial Statements and Exhibits) various documents related to such business combination.

Exhibits

      The exhibits to this Report required to be filed pursuant to Item 14(c) are listed under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Listing of Financial Statements and Exhibits - Exhibits" above and in the "Index to Exhibits" attached hereto.

Financial Statement Schedules

      No financial statement schedules are required to be filed as part of this Report or are inapplicable.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PIONEER NATURAL RESOURCES COMPANY


Date:  March 18, 1998                 By:     /s/ Scott D. Sheffield
                                            ----------------------------------
                                              Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                       Title                       Date

   /s/ Scott D. Sheffield        President, Chief Executive       March 18, 1998
-----------------------------     Officer and Director (principal
Scott D. Sheffield                executive officer)


   /s/ M.  Garrett Smith         Executive Vice President and     March 18, 1998
-----------------------------      Chief Financial Officer
M. Garrett Smith


   /s/ Rich Dealy                Vice President and Chief         March 18, 1998
-----------------------------      Accounting Officer
Rich Dealy


   /s/ I.  Jon Brumley           Chairman of the Board            March 18, 1998
-----------------------------
I.  Jon Brumley


   /s/ James R. Baroffio         Director                         March 18, 1998
-----------------------------
James R. Baroffio


   /s/ R. Hartwell Gardner       Director                         March 18, 1998
-----------------------------
R. Hartwell Gardner


   /s/ John S.  Herrington       Director                         March 18, 1998
-----------------------------
John S.  Herrington


   /s/ Kenneth A.  Hersh         Director                         March 18, 1998
-----------------------------
Kenneth A.  Hersh


   /s/ James L. Houghton         Director                         March 18, 1998
-----------------------------
James L. Houghton


   /s/ Jerry P. Jones            Director                         March 18, 1998
-----------------------------
Jerry P. Jones

             Signature                       Title                   Date


   /s/ T.  Boone Pickens                    Director              March 18, 1998
--------------------------------------
T.  Boone Pickens


   /s/ Richard E.  Rainwater                Director              March 18, 1998
--------------------------------------
Richard E.  Rainwater


   /s/ Charles E. Ramsey, Jr.               Director              March 18, 1998
--------------------------------------
Charles E. Ramsey, Jr.


   /s/ Arthur L. Smith                      Director              March 18, 1998
--------------------------------------
Arthur L. Smith


   /s/ Philip B.  Smith                     Director              March 18, 1998
--------------------------------------
Philip B.  Smith


   /s/ Robert L.  Stillwell                 Director              March 18, 1998
--------------------------------------
Robert L. Stillwell


   /s/ Michael D. Wortley                   Director              March 18, 1998
--------------------------------------
Michael D. Wortley

                                INDEX TO EXHIBITS

Exhibit
Number                       Description

2.1 - Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1997, by and among Mesa, Mesa Operating Co. ("MOC"), MXP Reincorporation Corp. and Parker & Parsley (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.2 - Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.3 - Certificate of Designations of Special Preferred Voting Stock (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-3, Registration No. 333-42315, filed with the SEC on December 17, 1997).

3.4 - Terms and Conditions of Exchangeable Shares (incorporated by reference to Annex F to the Definitive Joint Management Information Circular and Proxy Statement of the Company and Chauvco, File No. 001-13245, filed with the SEC on November 17, 1997).

4.1 - Form of Certificate of Common Stock, par value $.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

4.2 - Form of Certificate of Special Preferred Voting Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

4.3  - Form of Certificate of Exchangeable Shares  (incorporated by reference to
     Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

9.1 - Shareholder Agreement, dated as of April 6, 1997, between Mesa, Boone Pickens and Parker & Parsley (incorporated by reference to Exhibit 2.4 to Mesa's Current Report on Form 8-K filed with the SEC on April 8, 1997).

9.2 - Shareholders Agreement, dated as of April 6, 1997, between DNR-Mesa Holdings, L.P. ("DNR") and Mesa (incorporated by reference to Exhibit 2.2 to Mesa's Current Report on Form 8-K filed with the SEC on April 8, 1997).

9.3 - Voting and Exchange Trust Agreement, dated as of December 18, 1997, among the Company, Pioneer Natural Resources (Canada) Ltd. ("Pioneer Canada") and Montreal Trust Company of Canada, as Trustee (incorporated by reference to
     Exhibit 2.4 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                                     Description

9.4 - Amended and Restated Shareholders Agreement, dated as of September 3, 1997, by and between the Company and Guy J. Turcotte (incorporated by reference to Exhibit 2.6 to the Company's Registration Statement on Form S-3, Registration No. 333-42315, filed with the SEC on December 15, 1997).

9.5 - Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Chauvco, DNR, Scott D. Sheffield and I. Jon Brumley (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2, 1997).

9.6 - Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Trimac Corporation and Gendis Inc. (incorporated by reference to
     Exhibit 2.4 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2, 1997).

10.1 - Indenture, dated July 2, 1996, among Pioneer USA (formerly MOC), as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, relating to the 115/8% Senior Subordinated Discount Notes Due 2006 (incorporated by reference to Exhibit 4.17 to Mesa's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

10.2 - First Supplemental  Indenture,  dated as of April 15, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the subsidiary guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.3 - Second Supplemental Indenture, dated as of August 7, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the subsidiary guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.4 - Third Supplemental Indenture, dated as of December 18, 1997, among Pioneer USA, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit
     10.12 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.5 - Fourth Supplemental Indenture, dated as of December 30, 1997, among Pioneer USA (formerly MOC), a Delaware corporation, the Company, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.6 - Fifth Supplemental Indenture, dated as of December 30, 1997, among Pioneer NewSub1, Inc. (as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer DebtCo., Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                             Description

10.7 - Sixth Supplemental Indenture, dated as of December 30, 1997, among Pioneer DebtCo. Inc. (as successor to Pioneer NewSub1, Inc.), a Texas corporation, the Company, a Delaware corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.8 - Indenture, dated July 2, 1996, among Pioneer USA (formerly MOC), as Issuer, the Company, as Guarantor, and Harris Trust and Savings Bank, as Trustee, relating to the 105/8% Senior Subordinated Notes Due 2006 (incorporated by reference to Exhibit 4.18 to Mesa's Quarterly Report on Form 10-Q for the period ended June 30, 1996).

10.9 - First Supplemental  Indenture,  dated as of April 15, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.10- Second Supplemental Indenture,  dated as of August 7, 1997, among Pioneer
     USA (formerly MOC), as Issuer, Mesa, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.11- Third  Supplemental  Indenture,  dated as of  December  18,  1997,  among
     Pioneer USA, the Subsidiary Guarantors named therein, the Company, and Harris Trust and Savings Bank, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8- K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.12- Fourth  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer USA, a Delaware corporation, the Company, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.13- Fifth  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer NewSub 1, Inc. (as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer DebtCo, Inc, a Texas corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.14- Sixth  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer DebtCo, Inc. (as successor to Pioneer NewSub1, Inc.), a Texas corporation, the Company, a Delaware corporation, and Harris Trust and Savings Bank, an Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                               Description

10.15-  Indentures   relating  to  $50,000,000   principal   amount  of  8  1/2%
     Convertible Subordinated Debentures due 2005 of Dorchester Master Limited Partnership ($2,143,000 principal amount of which were outstanding and held by non affiliates at December 31, 1997) and $100,000,000 principal amount of 9 1/2% Senior Notes due 2000 of Bridge Oil (U.S.A.) Inc. ($2,063,000 principal amount of which were outstanding at December 31, 1997) have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of the indentures to the SEC upon request (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the period ended December 31, 1996, file No. 1-10695).

10.16-  Indenture,  dated April 12,  1995,  between  Pioneer USA  (successor  to
     Parker & Parsley), and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4.1 to Parker & Parsley's Current Report on Form 8-K, dated April 12, 1995, File No. 1-10695).

10.17- First Supplemental Indenture,  dated as of August 7, 1997, among Parker &
     Parsley, The Chase Manhattan Bank, as Trustee, and Pioneer USA, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.18- Second  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer USA, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.19- Third  Supplemental  Indenture,  dated as of  December  30,  1997,  among
     Pioneer New Sub1, Inc. (as successor to Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit
     10.18 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.20- Fourth  Supplemental  Indenture,  dated as of December  30,  1997,  among
     Pioneer DebtCo, Inc. (as successor to Pioneer NewSub1, Inc., as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer USA, a Delaware corporation, and The Chase Manhattan Bank, a New York banking association, as trustee, with respect to the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit
     10.19 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.21- Guarantee,  dated as of December 30, 1997, by Pioneer USA relating to the
     $150,000,000 in aggregate principal amount of 87/8% Senior Notes due 2005 and $150,000,000 in aggregate principal amount of 8 1/4% Senior Notes due 2007 issued under the indenture identified above as Exhibit 10.16 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                               Description

10.22- Form of 87/8% Senior Notes Due 2005,  dated as of April 12, 1995,  in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated April 12, 1995, establishing the terms of the 87/8% Senior Notes Due 2005 pursuant to the indenture identified above as Exhibit
     10.16 (incorporated by reference to Exhibit 4.2 to Parker & Parsley's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 1-10695).

10.23- Form of 8 1/4% Senior Notes due 2007, dated as of August 22, 1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated August 22, 1995, establishing the terms of the 8 1/4% Senior Notes due 2007 pursuant to the indenture identified above as Exhibit
     10.16 (incorporated by reference to Exhibit 1.2 to Parker & Parsley's Current Report on Form 8-K, dated August 17, 1995, File No. 1-10695).

10.24- Indenture,  dated  January 13, 1998,  between the Company and The Bank of
     New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.25- First  Supplemental  Indenture,  dated as of January 13, 1998,  among the
     Company, Pioneer USA, as the Subsidiary Guarantor, and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit
     10.24 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.26- Form of 6.50% Senior Notes Due 2008 of the Company (incorporated by reference to Exhibit 99.3 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.27- Form of 7.20% Senior Notes Due 2028 of the Company (incorporated by reference to Exhibit 99.4 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.28- Guarantee  (2008  Notes),  dated as of January 13, 1998,  entered into by
     Pioneer USA (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.29- Guarantee  (2028  Notes),  dated as of January 13, 1998,  entered into by
     Pioneer USA (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.30- Amended and Restated Credit Facility Agreement (Primary Facility), dated as of December 18, 1997, between the Company, as Borrower, and NationsBank of Texas, N.A., as Administrative Agent, CIBC Inc., as Documentation Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent; and the other Co-Agents and lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8- K, File No. 001-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                                 Description

10.31- Amended and Restated Credit Facility Agreement (364 Day Facility), dated as of December 18, 1997, between the Company, as Borrower, and NationsBank of Texas, N.A., as Administrative Agent, CIBC Inc., as Documentation Agent, Morgan Guaranty Trust Company of New York, as Documentation Agent, and The Chase Manhattan Bank, as Syndication Agent; and the other Co-Agents and lenders named therein (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8- K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.32- Credit Agreement,  dated as of December 18, 1997, among Chauvco, Canadian
     Imperial Bank of Commerce, as Agent, and the other Lenders named therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on January 2, 1998).

10.33- Note,  dated  December 22, 1997,  between the Company,  as Borrower,  and
     NationsBank of Texas, N.A., as Lender (incorporated by reference to Exhibit
     10.21 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.34+ - 1991 Stock  Option Plan of Mesa  (incorporated  by reference to Exhibit
     10(v) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.35+ - 1996  Incentive  Plan of Mesa  (incorporated  by  reference  to Exhibit
     10.28 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

10.36+ - Parker & Parsley  Long-Term  Incentive  Plan,  dated  February 19, 1991
     (incorporated   by   reference   to  Exhibit  4.1  to  Parker  &  Parsley's
     Registration Statement on Form S-8, Registration No. 33-38971).

10.37+ - First Amendment to the Parker & Parsley Long-Term Incentive Plan, dated August 23, 1991 (incorporated by reference to Exhibit 10.2 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.38+ - The Company's  Long-Term  Incentive Plan  (incorporated by reference to
     Exhibit  4.1  to  the  Company's   Registration   Statement  on  Form  S-8,
     Registration No. 333-35087).

10.39+ - The Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35165).

10.40+ - The Company's Deferred Compensation Retirement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333- 39153).

10.41+ - Pioneer USA 401(k) Plan  (incorporated  by  reference to Exhibit 4.1 to
     the  Company's   Registration  Statement  on  Form  S-8,  Registration  No.
     333-39249).

10.42+*- Pioneer USA Matching Plan.

Exhibit
Number                                   Description

10.43+ - Omnibus Amendment to Nonstatutory Stock Option Agreements, included as part of the Parker & Parsley Long-Term Incentive Plan, dated as of November 16, 1995, between Parker & Parsley and Named Executive Officers identified on Schedule 1 setting forth additional details relating to the Parker & Parsley Long-Term Incentive Plan (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the period ended December 31, 1995, Commission File No. 1-10695).

10.44+ - Employment Agreement,  dated as of August 21, 1996, between Mesa and I.
     Jon Brumley (incorporated by reference to Exhibit 10.26 to Mesa's Annual Report on Form 10-K for the period ended December 31, 1996).

10.45+ - Mesa  Management  Severance  Plan,  dated  April 4, 1997,  including  a
     Schedule of Participants on Schedule A for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

10.46+ - Severance  Agreement,  dated as of August 8, 1997,  between the Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the other named executive officers identified on Schedule I for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.47+ -  Indemnification  Agreement,  dated as of August 8, 1997,  between  the
     Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the Company's other directors and named executive officers identified on
     Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 001-13245).

10.48+ - Stock  Acquisition  Loan  Agreement  entered  into as of June 15, 1995, between Parker & Parsley and Scott D. Sheffield, together with Schedule I identifying named executive officers with substantially identical agreements, providing for Parker & Parsley's loans to such officers of the amounts respectively identified on Schedule I thereto, for the purpose of acquiring Parker & Parsley's Common Stock, par value $0.01 per share (incorporated by reference to Exhibit 10.48 to the Company's Registration Statement on Form S-3, Registration No. 333-39381, filed with the SEC on December 17, 1997).

10.49- Purchase  and Sale  Agreement,  dated as of  October  22,  1997,  between
     Cometra Energy, L.P., and Pioneer USA (incorporated by reference to Exhibit
     10.22 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.50- Combination  Agreement,  dated September 3, 1997, between the Company and
     Chauvco (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on October 2,
     1997).

Exhibit
Number                                Description

10.51- Plan of  Arrangement,  as  amended,  under  Section  186 of the  Business
     Corporations Act (Alberta) (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.52- Support Agreement, dated as of December 18, 1997, between the Company and Pioneer Canada (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.53- Stock  Purchase  Agreement,  dated April 26,  1996,  between Mesa and DNR
     (incorporated by reference to Exhibit No. 10 to Mesa's Current Report on Form 8-K filed with the SEC on April 29, 1996).

10.54- "B" Contract Production Allocation Agreement, dated July 29, 1991, and effective as of January 1, 1991, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (incorporated by reference to
     Exhibit 10(r) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.55- Amendment to "B" Contract Production Allocation Agreement effective as of January 1, 1993, between Colorado Interstate Gas Company and Mesa Operating Limited Partnership (incorporated by reference to Exhibit 10.24 to Mesa's Registration Statement on Form S-1, Registration No. 33-51909).

10.56- Amarillo Supply  Agreement  between Mesa Operating  Limited  Partnership,
     Seller, and Energas Company, a division of Atmos Energy Corporation, Buyer, dated effective January 2, 1993 (incorporated by reference to Exhibit 10.14 to Mesa's Annual Report on Form 10-K for the period ended December 31,
     1995).

10.57+ - Agreement of Partnership of P&P Employees  89-B Conv.,  L.P.  (formerly
     P&P Employees 89-B GP), dated October 31, 1989, among Parker & Parsley, Ltd. and the Investor Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.50 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33-38436).

10.58+ - Amendment to Agreement of  Partnership  of P&P Employees 89-B GP, dated
     May 31, 1990, among Parker & Parsley, Ltd. and the Investor Partners (as defined therein, which includes individuals who are directors and executives officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ form the foregoing document (incorporated by reference to Exhibit 10.51 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33-38436).

10.59+ - Schedule identifying additional documents substantially identical to the Amendment to Agreement of Partnership of P&P Employees 89-B GP included as Exhibit 10.58 and setting forth the material details in which those documents differ from that document (incorporated by reference to Exhibit
     10.52 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

Exhibit
Number                                  Description

10.60+ -  Agreement  of  Partnership  of  P&P  Employees  90  Spraberry  Private
     Development GP, dated October 16, 1990, among Parker & Parsley, Ltd., James
     D. Moring, and the General Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), and form of Amendment to Agreement of Partnership of P&P Employees 90 Spraberry Private Development GP, together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.52 to Parker & Parsley's Registration Statement on Form S-4, dated December 31, 1990, Registration No. 33-38436).

10.61+ - Amendment to Agreement of Partnership of Parker & Parsley 90-A GP, dated February 19, 1991, among Parker & Parsley Development Company and the Investor Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.58 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.62+ - Agreement of Partnership of P&P Employees 91-A, GP, dated September 30,
     1991, among Parker & Parsley Development Company, James D. Moring, and the General Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley), together with a schedule identifying substantially identical documents and setting forth the material details in which those documents differ from the foregoing document (incorporated by reference to Exhibit 10.61 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

10.63+ - Amendment  to Agreement of  Partnership  of P&P  Employees 90 Spraberry
     Private Development GP, dated April 22, 1991, among the Partners (as defined therein, which includes individuals who are directors and executive officers of Parker & Parsley) (incorporated by reference to Exhibit 10.67 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No. 33-46082).

11.1*  -  Statement of Computation of Earnings per Share

16.1*  -  Change in Certifying Accountants

21.1*  -  Subsidiaries of the registrant.

23.1*  -  Consent of KPMG Peat Marwick LLP

23.2*  -  Consent of Martin Petroleum & Associates

23.3*  -  Consent of Gilbert Laustsen Jung Associates

27.1*  -  Financial Data Schedule

---------------

*   Filed herewith
+ Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).