Form 10-Q
period 1998-03-31
PIONEER NATURAL RESOURCES CO
filed 1998-05-08
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



    / x /        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of April 30, 1998....100,426,887

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 and
              December 31, 1997   .........................................  3

           Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.................................  5

           Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1998...................................  6

           Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.................................  7

           Notes to Consolidated Financial Statements......................  8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 18


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 27

Item 6.    Exhibits and Reports on Form 8-K................................ 27

           Signatures...................................................... 29

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                      March 31,    December 31,
                                                        1998           1997
                                                     ----------    -----------
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                          $   74,152    $   71,713
  Restricted cash                                         1,195         1,695
  Accounts receivable:
    Trade, net                                           68,381        75,432
    Oil and gas sales                                   117,000       116,500
  Inventories                                            20,102        13,576
  Deferred income taxes                                  15,300        16,900
  Other current assets                                   10,114        12,372
                                                      ---------     ---------
          Total current assets                          306,244       308,188
                                                      ---------     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                              3,712,360     3,575,971
       Unproved properties                              491,033       545,074
  Accumulated depletion, depreciation and
    amortization                                       (686,782)     (605,203)
                                                      ---------     ---------
                                                      3,516,611     3,515,842
                                                      ---------     ---------
Deferred income taxes                                    47,100           -
Other property and equipment, net                        47,153        44,017
Other assets, net                                        88,301        78,543
                                                      ---------     ---------
                                                     $4,005,409    $3,946,590
                                                      =========     =========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                      March 31,    December 31,
                                                        1998          1997
                                                     ----------    -----------
                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt              $   10,052    $    5,791
   Undistributed unit purchases                           1,195         1,695
   Accounts payable:
      Trade                                             137,374       176,697
      Affiliates                                          5,039         9,994
   Other current liabilities                             82,599        67,375
                                                      ---------     ---------
            Total current liabilities                   236,259       261,552
                                                      ---------     ---------
Long-term debt, less current maturities               2,099,155     1,943,718
Other noncurrent liabilities                            165,017       180,275
Deferred income taxes                                       -          12,200
Stockholders' equity:
   Preferred stock, $.01 par value; 100,000,000
      shares authorized; one share issued and
      outstanding at March 31, 1998 and December
      31, 1997                                              -              -
   Common stock, $.01 par value; 500,000,000 shares
      authorized; 100,727,587 and 101,037,562 shares
      issued at March 31, 1998 and December 31,
      1997, respectively                                  1,007          1,010
   Additional paid-in capital                         2,350,909      2,359,992
   Treasury stock, at cost; 250,700 and 591 shares
      at March 31, 1998 and December 31, 1997,
      respectively                                       (5,593)           (21)
   Unearned compensation                                (14,445)       (16,196)
   Retained deficit                                    (827,840)      (795,940)
   Accumulated other comprehensive income:
      Cumulative translation adjustment                     940            -
                                                      ---------      ---------
            Total stockholders' equity                1,504,978      1,548,845

Commitments and contingencies (Note D)                ---------      ---------
                                                     $4,005,409     $3,946,590
                                                      =========      =========

  The financial information included as of March 31, 1998 has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)
                                                      Three months ended
                                                           March 31,
                                                 --------------------------
                                                     1998            1997
                                                 ----------      ----------
Revenues:
   Oil and gas                                   $  197,369      $  103,779
   Interest and other                                 1,178           2,153
   Gain on disposition of assets, net                    10             775
                                                  ---------       ---------
                                                    198,557         106,707
                                                  ---------       ---------
Costs and expenses:
   Oil and gas production                            55,142          24,713
   Depletion, depreciation and amortization          76,250          28,630
   Exploration and abandonments                      23,949           7,615
   General and administrative                        20,025           6,720
   Reorganization                                    17,177             -
   Interest                                          39,478           9,895
   Other                                              6,780             421
                                                  ---------       ---------
                                                    238,801          77,994
                                                  ---------       ---------
Income (loss) before income taxes                   (40,244)         28,713
Income tax benefit (provision)                       13,400         (10,100)
                                                  ---------       ---------
Net income (loss)                                   (26,844)         18,613
                                                  ---------       ---------
Other comprehensive income:
   Translation adjustment                               940             -
                                                  ---------       ---------
Comprehensive income (loss)                      $  (25,904)     $   18,613
                                                  =========       =========
Net income (loss) per share:
   Basic                                         $     (.27)     $      .53
                                                  =========       =========
   Diluted                                       $     (.27)     $      .50
                                                  =========       =========
Dividends declared per share                     $      .05      $      .05
                                                  =========       =========
Weighted average shares outstanding                 100,545          35,048
                                                  =========       =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)


                               Common                                                               Accumulated
                               Stock                Additional                                         Other          Total
                               Shares      Common    Paid-in    Treasury    Unearned    Retained    Comprehensive  Stockholders'
                             Outstanding   Stock     Capital      Stock   Compensation   Deficit       Income         Equity
                             -----------  --------  ----------  --------  ------------  ----------  -------------  ------------
Balance at January 1, 1998   101,036,971  $  1,010  $2,359,992  $    (21)  $ (16,196)    $(795,940)   $       -    $ 1,548,845
Common stock issued:
   Adjustment to acquisition
     of Chauvco  Resources,
     Ltd.                       (401,755)       (4)    (11,095)      -           -             -              -        (11,099)
Tax provision related to
 restricted stock                    -         -          (100)      -           -             -              -           (100)
Purchase of treasury stock      (250,109)      -           -      (5,572)        -             -              -         (5,572)
Shares awarded                    91,780         1       2,112       -          (284)          -              -          1,829
Amortization of unearned
 compensation                        -         -           -         -         2,035           -              -          2,035
Dividends ($.05 per share)           -         -           -         -           -          (5,056)           -         (5,056)
Net loss                             -         -           -         -           -         (26,844)           -        (26,844)
Other comprehensive income:
  Translation adjustment             -         -           -         -           -             -              940          940
                             -----------   -------   ---------   -------    --------      --------     ----------   ----------

Balance at March 31, 1998    100,476,887  $  1,007  $2,350,909  $ (5,593)  $ (14,445)    $(827,840)   $       940  $ 1,504,978
                             ===========   =======   =========   =======    ========      ========     ==========   ==========


  The financial information included herein has been prepared by management without audit by independent public accountants.

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                                6

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)
                                                           Three months ended
                                                                March 31,
                                                       ------------------------
                                                           1998          1997
                                                       ----------    ----------
Cash flows from operating activities:
   Net income (loss)                                   $  (26,844)   $   18,613
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depletion, depreciation and amortization           76,250        28,630
        Exploration expenses, including dry holes          15,834         6,023
        Deferred income taxes                             (12,700)        8,800
        Gain on disposition of assets, net                    (10)         (775)
        Other noncash items                                13,137           447
   Change in operating assets and liabilities, net of
      effects from acquisitions:
        Accounts receivable                                 5,429        14,502
        Inventory                                             825          (803)
        Other current assets                               (8,791)          833
        Accounts payable                                   (7,832)       (2,907)
        Other current liabilities                          13,753           100
                                                        ---------     ---------
            Net cash provided by operating activities      69,051        73,463
                                                        ---------     ---------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired            (429)          -
   Proceeds from disposition of assets                     12,884         5,706
   Additions to oil and gas properties                   (195,309)      (76,598)
   Other property additions, net                           (3,870)        3,016
                                                        ---------     ---------
            Net cash used in investing activities        (186,724)      (67,876)
                                                        ---------     ---------
Cash flows from financing activities:
   Borrowings under long-term debt                        773,183           -
   Principal payments on long-term debt                  (615,719)      (10,572)
   Payment of noncurrent liabilities                      (21,434)         (380)
   Dividends                                               (5,056)       (1,754)
   Purchase of treasury stock                              (5,572)       (2,585)
   Deferred loan fees/issuance costs                       (5,290)          -
   Exercise of long-term incentive plan stock options         -             418
                                                        ---------     ---------
            Net cash provided by (used in) financing
               activities                                 120,112       (14,873)
                                                        ---------     ---------
Net increase (decrease) in cash and cash equivalents        2,439        (9,286)
Cash and cash equivalents, beginning of period             71,713        18,711
                                                        ---------     ---------
Cash and cash equivalents, end of period               $   74,152    $    9,425
                                                        =========     =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the"Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and in Canada and Argentina.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by the Company in August and December 1997, respectively. Specifically, the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the financial results of Mesa and Chauvco for the three months ended March 31, 1998 but only include the financial results of Parker & Parsley for the three months ended March 31, 1997.

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes net income and other comprehensive income, which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income consisting of foreign currency translation adjustments.

NOTE C.     Senior Note Issuances

       During January 1998, the Company completed the issuance of the following two series of senior notes for total net proceeds of $593 million. The proceeds were used primarily to repay the Company's bank indebtedness.

       6.5% senior notes due 2008. $350 million aggregate principal amount 6.5% senior notes dated January 13, 1998, due January 15, 2008. Interest on the 6.5% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.
                                        8

       7.2% senior notes due 2028. $250 million aggregate principal amount 7.2% senior notes dated January 13, 1998, due July 15, 2028. Interest on the 7.2% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998.

       Both senior note issuances are governed by an Indenture between the Company and The Bank of New York dated January 13, 1998. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes are structurally subordinated to all obligations of its subsidiaries. Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of the Company, has fully and unconditionally guaranteed both senior note issuances.

NOTE D.     Commitments and Contingencies

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

       The Company believes that the costs for compliance with environmental laws and regulations have not and will not have a material effect on the Company's financial position or results of operations.

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

        On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit.
                                       9

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

        The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. Although the Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded, the Company has set aside approximately $30 million in an escrow account and has a $28.8 million provision for such litigation recorded in the accompanying Consolidated Balance Sheet as of March 31, 1998.

NOTE E.         Commodity Hedge Derivatives

        The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the

Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Crude oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts as of March 31, 1998.

                                First      Second          Third         Fourth         Yearly
                               Quarter     Quarter        Quarter        Quarter        Average
                               -------   ------------   ------------   ------------   ------------
Daily oil production:
   1998 - Swap Contracts
     Volume (Bbl)                  -           11,581          8,900          8,900          9,787
     Price per Bbl             $   -     $      19.36   $      19.75   $      19.74   $      19.59

   1998 - Collar Options
     Volume (Bbl)                  -            2,000          2,000          2,000          2,000
     Price per Bbl             $   -     $18.40-21.50   $18.40-21.50   $18.40-21.50   $18.40-21.50

   1998 - Put Options
     Volume (Bbl)                  -            2,000          2,000          2,000          2,000
     Price per Bbl             $   -     $      18.40   $      18.40   $      18.40   $      18.40

   1999 - Swap Contracts
     Volume (Bbl)                1,000          1,000          1,000          1,000          1,000
     Price per Bbl             $ 17.95   $      17.95   $      17.95   $      17.95   $      17.95

      The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and net effects of settlements of oil price hedges to revenue:

                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                           1998        1997
                                                         -------     --------
     Average price reported per Bbl                      $ 13.97     $  19.99
     Average price realized per Bbl                      $ 13.16     $  21.86
     Addition (reduction) to revenue (in millions)       $   4.6     $   (5.4)

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of March 31, 1998. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                                  First      Second        Third       Fourth       Yearly
                                 Quarter     Quarter      Quarter      Quarter      Average
                               ----------   ----------   ----------   ----------   ---------
Daily gas production:
   1998 - Swap Contracts
     Volume (Mcf)                     -         97,643       85,000       51,848      78,093
     Index price per MMBtu     $      -     $     2.21   $     2.19   $     2.17   $    2.20
     NYMEX price per MMBtu     $      -     $     2.29   $     2.26   $     2.30   $    2.28

   1998 - Put Options
     Volume (Mcf)                     -        277,555      297,500      254,402     276,482
     Index price per MMBtu     $      -     $     1.91   $     1.90   $     1.91   $    1.91

   1999 - Swap Contracts
     Volume (Mcf)                  42,500       64,945       60,000       38,451      51,486
     Index price per MMBtu     $     2.14   $     2.15   $     2.17   $     2.23   $    2.17
     NYMEX price per MMBtu     $     2.28   $     2.29   $     2.29   $     2.29   $    2.29

   1999 - Collar Contracts
     Volume (Mcf)                  52,500       52,500       52,500       52,500      52,500
     Index price per MMBtu     $1.83-2.72   $1.83-2.72   $1.83-2.72   $1.83-2.72   $1.83-2.72

                                       11

      The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and net effects of settlements of gas price hedges to revenue:
                                                          Three months ended
                                                               March 31,
                                                         -------------------
                                                          1998        1997
                                                         -------     -------
     Average price reported per Mcf                      $  2.07     $  2.47
     Average price realized per Mcf                      $  1.94     $  2.83
     Addition/(reduction) to revenue (in millions)       $   5.5     $  (6.6)

NOTE F.     BTU Swap Agreements

        During 1996, Mesa entered into BTU swap agreements covering 13,036 MMBTU per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company will receive a premium of $.52 per MMBTU over market natural gas prices from January 1, 1997 through December 31, 1998. Following this two-year period, the Company will receive 10% of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, other expenses in the accompanying Consolidated Statement of Operations for the three months ended March 31, 1998 include a $6.2 million noncash pre-tax mark-to-market adjustment to the carrying value of the BTU swap agreements. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

NOTE G.     Reorganization

        In February 1998, the Company announced its plans to sell certain nonstrategic fields for estimated proceeds of $375 to $550 million during the latter part of 1998. The proceeds will be used to reduce the Company's outstanding indebtedness and to fund the Company's capital expenditures program. Coincidentally with the property divestiture program, the Company announced its intentions to reorganize its operations by combining its six domestic operating regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas. Shortly after the announcement, the Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the three months ended March 31, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $17.2 million relating to this reorganization. The Company anticipates that it will incur total nonrecurring expenditures of approximately $20 million during 1998 as a result of this reorganization.

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

NOTE H.     Pioneer USA

      Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note C above). The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the U.S. Securities and Exchange Commission ("SEC"), the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Balance Sheet, Consolidating Statement of Operations and Consolidating Statement of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

      Pioneer USA's guarantees of the Company's debt securities were executed as a result of the merger with Mesa in August 1997. Consequently, the Consolidating Statements of Operations and Consolidating Statement of Cash Flows for the three months ended March 31, 1997 have not been presented.

                           CONSOLIDATING BALANCE SHEET
                              As of March 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                          Pioneer
                                          Natural
                                         Resources                      Non-
                                          Company       Pioneer       Guarantor                       The
                                          (Parent)        USA       Subsidiaries   Eliminations    Company
                                         ----------   -----------   ------------   ------------  -----------
Current assets:
  Cash and cash equivalents              $       35   $    60,434    $   13,683     $            $    74,152
  Restricted cash                               -           1,195           -                          1,195
  Accounts receivable:
    Trade, net                                    5        53,877        14,502            (3)        68,381
    Affiliates                                  -           5,165        (5,165)                         -
    Oil and gas sales                           -          83,674        33,326                      117,000
  Intercompany notes receivable           2,197,874    (1,788,970)     (408,904)                         -
  Inventories                                   -           9,947        10,155                       20,102
  Deferred income taxes                      14,300           -           1,000                       15,300
  Other current assets                          126         7,366         2,622                       10,114
                                          ---------     ---------     ---------                    ---------
      Total current assets                2,212,340    (1,567,312)     (338,781)                     306,244
                                          ---------     ---------     ---------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties                         -       2,519,412     1,192,948                    3,712,360
      Unproved properties                       -         109,476       381,557                      491,033
  Accumulated depletion, depreciation
    and amortization                            -        (556,533)     (130,249)                    (686,782)
                                          ---------     ---------     ---------                    ---------
                                                -       2,072,355     1,444,256                    3,516,611
                                          ---------     ---------     ---------                    ---------
Deferred income taxes                       227,215           -        (180,115)                      47,100
Other property and equipment, net               -          29,447        17,706                       47,153
Other assets, net                             9,600        70,647        31,029       (22,975)        88,301
Investment in subsidiaries                  603,598       284,378           691      (888,667)           -
                                          ---------     ---------     ---------                   ----------
                                         $3,052,753   $   889,515    $  974,786                  $ 4,005,409
                                          =========    ==========     =========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt   $      -     $       530    $   32,497    $  (22,975)    $    10,052
  Undistributed unit purchases                  -           1,195           -                          1,195
  Accounts payable:
    Trade                                       473        86,499        50,402                      137,374
    Affiliates                                   78         4,961           -                          5,039
  Other current liabilities                  15,173        65,538         1,888                       82,599
                                          ---------     ---------     ---------                    ---------
      Total current liabilities              15,724       158,723        84,787                      236,259
                                          ---------     ---------     ---------                    ---------
Long-term debt, less current maturities   1,819,712           326       279,117                    2,099,155
Other noncurrent liabilities                    -         126,241        38,776                      165,017
Stockholders' equity:
  LP Capital                                    -             -               4            (4)           -
  Common stock                                  898             1           110            (2)         1,007
  Additional paid-in capital              2,049,852     2,047,347       738,907    (2,485,197)     2,350,909
  Treasury stock, at cost                    (5,593)          -             -                         (5,593)
  Unearned compensation                         -         (14,445)          -                        (14,445)
  Retained deficit                         (827,840)   (1,428,678)     (167,855)    1,596,533       (827,840)
  Accumulated other comprehensive income:
    Cumulative translation adjustment           -             -             940                          940
                                          ---------     ---------     ---------                    ---------
      Total stockholders' equity          1,217,317       604,225       572,106                    1,504,978

Commitments and contingencies             ---------    ----------     ---------                   ----------
                                         $3,052,753   $   889,515    $  974,786                  $ 4,005,409
                                          =========    ==========     =========                   ==========

                                       14

                           CONSOLIDATING BALANCE SHEET
                             As of December 31, 1997
                                 (in thousands)


                                     ASSETS

                                          Pioneer
                                          Natural
                                         Resources                      Non-
                                          Company      Pioneer        Guarantor                      The
                                         (Parent)        USA        Subsidiaries   Eliminations    Company
                                        ----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents             $       41   $    49,033    $   22,639     $             $    71,713
  Restricted cash                              -           1,695           -                           1,695
  Accounts receivable:
    Trade, net                                   5        56,424        19,003                        75,432
    Oil and gas sales                          -          82,145        34,355                       116,500
  Intercompany notes receivable          2,088,082    (1,673,443)     (414,639)                          -
  Inventories                                  -          11,677         1,899                        13,576
  Deferred income taxes                     16,700           -             200                        16,900
  Other current assets                         -           9,293         3,079                        12,372
                                         ---------    ----------     ---------                     ---------
      Total current assets               2,104,828    (1,463,176)     (333,464)                      308,188
                                         ---------    ----------     ---------                     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties                        -       2,453,750     1,122,221                     3,575,971
      Unproved properties                      -          98,664       446,410                       545,074
  Accumulated depletion, depreciation
    and amortization                           -        (504,628)     (100,575)                     (605,203)
                                         ---------    ----------     ---------                     ---------
                                               -       2,047,786     1,468,056                     3,515,842
                                         ---------    ----------     ---------                     ---------
Other property and equipment, net              -          26,096        17,921                        44,017
Other assets, net                            4,705        68,715        28,098         (22,975)       78,543
Investment in subsidiaries                 645,113       284,046           -          (929,159)          -
                                         ---------    ----------     ---------                     ---------
                                        $2,754,646   $   963,467   $ 1,180,611                    $3,946,590
                                         =========    ==========    ==========                     =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt  $      -     $       538   $    28,228     $   (22,975)   $    5,791
  Undistributed unit purchases                 -           1,695           -                           1,695
  Accounts payable:
    Trade                                      663       113,432        62,602                       176,697
    Affiliates                                  90         9,904           -                           9,994
  Other current liabilities                  5,771        59,953         1,651                        67,375
                                         ---------    ----------    ----------                     ---------
      Total current liabilities              6,524       185,522        92,481                       261,552
                                         ---------    ----------    ----------                     ---------
Long-term debt, less current maturities  1,700,500           565       242,653                     1,943,718
Other noncurrent liabilities                   -         140,668        39,607                       180,275
Deferred income taxes                     (216,253)          -         228,453                        12,200
Stockholders' equity:
  GP Capital                                   -             -               4              (4)          -
  LP Capital                                   -             -             397            (397)          -
  Common stock                                 901             1           110              (2)        1,010
  Additional paid-in capital             2,058,935     2,049,072       739,518      (2,487,533)    2,359,992
  Treasury stock, at cost                      (21)          -             -                             (21)
  Unearned compensation                        -         (16,196)          -                         (16,196)
  Retained deficit                        (795,940)   (1,396,165)     (162,612)      1,558,777      (795,940)
                                         ---------    ----------    ----------                     ---------
      Total stockholders' equity         1,263,875       636,712       577,417                     1,548,845

Commitments and contingencies            ---------    ----------    ----------                     ---------
                                        $2,754,646   $   963,467   $ 1,180,611                    $3,946,590
                                         =========    ==========    ==========                     =========

                                       15

         CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                    For the Three Months Ended March 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                  Pioneer
                                  Natural
                                 Resources                   Non-      Consolidated
                                  Company     Pioneer     Guarantor       Income                        The
                                 (Parent)       USA     Subsidiaries   Tax Benefit   Eliminations     Company
                                 ---------   --------   ------------   -----------   ------------   -----------
Revenues:
  Oil and gas                    $     -     $140,412    $   56,957     $      -     $              $   197,369
  Interest and other                    38        863           765            -            (488)         1,178
  Gain on disposition of assets,
    net                                -           10           -              -                             10
                                  --------    -------     ---------      ---------                    ---------
                                        38     41,285        57,722            -                        198,557
                                  --------    -------     ---------      ---------                    ---------
Costs and expenses:
  Oil and gas production               -       38,036        17,106            -                         55,142
  Depletion, depreciation and
    amortization                       -       46,378        29,872            -                         76,250
  Exploration and abandonments         -       11,597        12,352            -                         23,949
  General and administrative           495     16,064         3,466            -                         20,025
  Reorganization                       -       17,177           -              -                         17,177
  Interest                          (4,041)    38,907         5,100            -            (488)        39,478
  Equity (income) loss from
    subsidiary                      39,791     (2,774)          -              -         (37,017)           -
  Other                                -        5,879           901            -                          6,780
                                  --------    -------     ---------      ---------                    ---------
                                    36,245    171,264        68,797            -                        238,801
                                  --------    -------     ---------      ---------                    ---------
Loss before income taxes           (36,207)   (29,979)      (11,075)                                    (40,244)
Income tax benefit                     -          -             -           13,400                       13,400
                                  --------    -------     ---------      ---------                    ---------
Net loss                           (36,207)   (29,979)      (11,075)        13,400                      (26,844)
Other comprehensive income:
  Translation adjustment               -          -             940            -                            940
                                  --------    -------     ---------      ---------                    ---------

    Comprehensive loss           $ (36,207)  $(29,979)   $  (10,135)    $   13,400                  $   (25,904)
                                  ========    =======     =========      =========                   ==========

                                       16

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months ended March 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                        Pioneer
                                        Natural
                                       Resources                     Non-       Consolidated
                                        Company       Pioneer     Guarantor      Income Tax                       The
                                        (Parent)        USA      Subsidiaries      Benefit      Eliminations    Company
                                       -----------   ---------   ------------   -------------   ------------   ---------
Cash flows from operating activities:
  Net loss                             $   (36,208)  $ (29,979)   $  (11,074)     $   13,400      $ 37,017     $ (26,844)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depletion, depreciation and
        amortization                           -        46,378        29,872             -                        76,250
      Exploration and abandonments             -         5,075        10,759             -                        15,834
      Deferred income taxes                    -           -             -           (12,700)                    (12,700)
      Gain on disposition of assets, net       -           (10)          -               -                           (10)
      Other noncash items                   49,730         400            24             -         (37,017)       13,137
  Change in working capital               (114,761)    119,487          (642)           (700)                      3,384
                                         ---------    --------     ---------       ---------                   ---------
          Net cash provided by (used
            in) operating activities      (101,239)    141,351        28,939             -                        69,051
                                         ---------    --------     ---------       ---------                   ---------
Cash flows from investing activities:
  Payment for acquisitions, net of
    cash acquired                              -          (429)          -               -                          (429)
  Proceeds from disposition of assets          -        12,426           458             -                        12,884
  Additions to oil and gas properties          -      (113,746)      (81,563)            -                      (195,309)
  Other property additions, net                -        (5,532)        1,662             -                        (3,870)
                                         ---------    --------     ---------       ---------                   ---------
          Net cash used in
            investing activities               -      (107,281)      (79,443)            -                      (186,724)
                                         ---------    --------     ---------       ---------                   ---------
Cash flows from financing activities:
  Borrowings under long-term debt          732,142         -          41,041             -                       773,183
  Principal payments on long-term debt    (614,991)       (250)         (478)            -                      (615,719)
  Borrowings (payment) of noncurrent
    liabilities                                -       (22,419)          985             -                       (21,434)
  Dividends                                 (5,056)        -             -               -                        (5,056)
  Purchase of treasury stock                (5,572)        -             -               -                        (5,572)
  Deferred loan fees/issuance costs         (5,290)        -             -               -                        (5,290)
                                         ---------    --------     ---------       ---------                   ---------
          Net cash provided by
            (used in) financing
            activities                     101,233     (22,669)       41,548             -                       120,112
                                         ---------    --------     ---------       ---------                   ---------
Net increase (decrease) in cash and
  cash equivalents                              (6)     11,401        (8,956)            -                         2,439
Cash and cash equivalents,
  beginning of period                           41      49,033        22,639             -                        71,713
                                         ---------    --------     ---------       ---------                   ---------
Cash and cash equivalents, end
  of period                             $       35   $  60,434    $   13,683      $      -                     $  74,152
                                         =========    ========     =========       =========                    ========

                                       17

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

The Formation of Pioneer

       Pioneer Natural Resources Company (the"Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and in Canada and Argentina.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by the Company in August and December 1997, respectively. Specifically, the accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the financial results of Mesa and Chauvco for the three months ended March 31, 1998 but only include the financial results of Parker & Parsley for the three months ended March 31, 1997.

Financial Performance

       The Company reported a net loss of $26.8 million ($.27 per share) for the three months ended March 31, 1998, as compared to net income of $18.6 million ($.53 per share) for the same period in 1997. The three month period ended March 31, 1998 was negatively impacted by a decline in the average price received for oil and gas (see "Results of Operations" below) and reorganization costs totaling $17.2 million (see "1998 Outlook" below). The Company's financial performance during 1998 was positively affected by increases in oil and gas production and decreases in production costs per BOE due to ongoing cost reduction efforts.

       Net cash provided by operating activities decreased to $69.1 million during the three months ended March 31, 1998, as compared to the net cash provided by operating activities of $73.5 million for the same period in 1997. These decreases are primarily attributable to decreased commodity prices and increases in interest expense, general and administrative expenses and reorganization costs, offset, to some extent, by cash flows generated by the acquired oil and gas properties from Mesa and Chauvco.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 1998 was $3.6 billion, consisting of total long-term debt of $2.1 billion and stockholders' equity of $1.5 billion. Debt as a percentage of total book capitalization was 58% at March 31, 1998, as compared to 56% at December 31, 1997.

Drilling Results

       During the first quarter of 1998, the Company participated in the completion of 236 gross exploration and development wells, including 144 in the Permian Basin region, 23 in the Gulf Coast region, 12 in the MidContinent region, 27 in Argentina and 30 in Canada. Of these wells, 116 were in progress at December 31, 1997. Of the total wells completed during the three months ended March 31, 1998, 227 were completed successfully which resulted in a 96% success rate. In addition to the wells completed in the first quarter of 1998, the Company had 131 wells in progress at March 31, 1998.

                        PIONEER NATURAL RESOURCES COMPANY


       In the Dorsal area of the Neuquen Basin in Argentina where the Company's working interest approximates 100%, the Company has drilled 30 wells to date during 1998. Of these, 22 of the 25 successful wells are on production at a combined daily rate of 3,300 BOEs, and the Company anticipates that gas sales will increase by 7 MMcf per day in early June when new gathering facilities are completed. An additional 30 wells are planned for the remainder of 1998.

       The Company has concluded its winter-access program in the Chinchaga gas field in Northeast British Columbia, Canada with the drilling of 19 development wells and six delineation wells and installation of 50 MMcf per day gas processing facility and gathering system. The gas processing facility began production on April 15, 1998, with a total of 30 wells tied into the production system. Production is anticipated to increase by 18 MMcf per day and 451 barrels of oil per day (condensate and NGL barrels per day) to 25 MMcf per day and 632 barrels of oil per day, net to the Company's interest.

       In the 100% owned Timbalier Bay field in South Louisiana, four new wells and one recompletion resulted in new production of 1,400 barrels of oil per day and 1.2 MMcf of gas per day. The Company continues to evaluate this large oil field with 3-D seismic data to unlock additional development and large-scale exploration opportunities. In the Lopeno field in South Texas, the Company completed six new wells increasing production more than 30 MMcf of gas per day. Up to ten additional development wells are planned in this field during the remainder of 1998.

       The Company also completed two infill development wells in the Bear Creek field, a water flood unit in Dunn County, North Dakota. The two new wells are producing at a combined rate of over 1,480 barrels of oil per day and 740 Mcf of gas per day, net to the Company's interest. The field was discovered in 1982 and water flooding commenced in 1992.

1998 Outlook

       In February 1998, the Company announced plans to accelerate its portfolio management initiatives through a divestiture program focused on improving operating efficiency and profitability. The Company plans to sell certain nonstrategic fields for estimated proceeds of $375 to $550 million during the latter part of 1998. The proceeds will be used to reduce the Company's outstanding indebtedness and to fund the Company's capital expenditures program. This will leave the Company with approximately 25 domestic fields, which represent its core producing assets and complementary development and exploration opportunities.

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

       Coincidentally with the property divestiture program, the Company has announced its intentions to reorganize its operations to take advantage of the economies of scale provided by the concentration of reserves in a small number of fields. The Company has combined its six domestic regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas Texas. Shortly after the announcement, the Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the three months ended March 31, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $17.2 million relating to this reorganization. The Company anticipates that it will incur total nonrecurring expenditures of approximately $20 million during 1998 as a result of this reorganization.

       During 1998, the Company will continue its emphasis on core development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. This portfolio was significantly

                        PIONEER NATURAL RESOURCES COMPANY


enhanced and expanded by the major acquisitions completed in 1997. In addition, the 1996 and 1997 drilling programs have added a large number of new locations to which proved reserves have been assigned. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years. The Company's 1998 capital expenditure budget has been decreased to $440 million from its previous budget of $500 million. The Company budgets its capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows. The decrease in the Company's 1998 capital expenditure budget is a direct result of the decrease in operating cash flows due to declines in commodity prices. Of the total capital expenditure budget of $440 million, the Company has allocated $265 million to exploitation activities, $115 million to exploration activities and $60 million to oil and gas property acquisitions. The Company anticipates that the $440 million budget will be spent geographically as follows: $85 million in the Permian Basin, $145 million in the onshore and offshore Gulf Coast, $40 million in the MidContinent, $70 million in Canada, $75 million in Argentina and $25 million in Africa and other international areas.

       During most of 1996 and 1997, the Company benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into May 1998. A continuation of the oil price environment experienced thus far in 1998 will have an adverse effect on the Company's revenues and operating cash flow, and may result in further downward adjustments to the Company's current 1998 capital budget of $440 million. Also, a continuing decline in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

       The forward looking statements in these projections, including statements relating to capital budget, production, cash flows and drilling activities, are based upon a number of assumptions, including among others, limited changes in oil and gas prices and the accuracy of reserve engineering studies. These assumptions may prove not to have been accurate.

       Information Systems for the Year 2000. The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Company's ability to manage and report operating activities. The Company has contracted with a third party to perform the software programming changes necessary to correct any existing deficiencies. The Company currently believes the total cost to make the necessary software program modifications will be approximately $3 million. Such programming changes are anticipated to be completed and tested by March 1, 1999.

       On a daily basis, the Company exchanges date-specific information with a multitude of suppliers and purchasers. If these other parties do not properly address the year 2000 in their data exchange processes, the effect to the Company could be significant. At this time, the extent of the potential impact to the Company cannot be determined.

                        PIONEER NATURAL RESOURCES COMPANY

Results of Operations

Oil and Gas Production.

     The following tables reflect the activities for the Company's oil and gas properties for the three months ended March 31, 1998 and 1997:

                                                        Three Months Ended March 31, 1998
                                        -----------------------------------------------------------------
                                          United                                    Other
                                          States        Canada      Argentina      Foreign       Total
                                        ----------     --------     ---------     ---------    ----------
Revenues:
  Oil and gas                           $  164,703     $ 16,442     $  16,224     $     -      $  197,369
Costs and expenses:
  Oil and gas production                   (44,345)      (5,675)       (5,122)          -         (55,142)
  Depletion                                (54,774)      (8,941)       (9,440)          -         (73,155)
  Exploration and abandonments              (3,976)      (3,255)       (2,208)       (1,687)      (11,126)
  Geological and geophysical                (6,451)      (4,588)         (991)         (793)      (12,823)
                                          --------      -------      --------       -------      --------
                                          (109,546)     (22,459)      (17,761)       (2,480)     (152,246)
                                          --------      -------      --------       -------      --------
    Operating profit (loss) (excluding
       general and administrative
       expenses and income taxes)        $  55,157     $ (6,017)    $  (1,537)    $  (2,480)   $   45,123
                                          ========      =======      ========      ========     =========
Production:
  Oil (MBbls)                                3,866          885           842           -           5,593
  NGLs (MBbls)                               2,413           62            54           -           2,529
  Gas (MMcf)                                35,000        3,573         5,457           -          44,030
  Total (MBOE)                              12,112        1,543         1,806           -          15,461
Average daily production:
  Oil (Bbls)                                42,952        9,835         9,359           -          62,146
  NGLs (Bbls)                               26,814          693           599           -          28,106
  Gas (Mcf)                                388,890       39,703        60,632           -         489,225
Average oil price (per Bbl)             $    15.08     $  11.82     $   11.16     $     -      $    13.97
Average NGL price (per Bbl)             $    11.03     $  12.01     $   14.09     $     -      $    11.12
Average gas price (per Mcf)             $     2.28     $   1.46     $    1.11     $     -      $     2.07
Costs (per BOE):
  Lease operating expense               $     2.94     $   3.65     $    2.68     $     -      $     2.98
  Production taxes                      $      .55     $    -       $     .15     $     -      $      .45
  Workover costs                        $      .17     $    .03     $     -       $     -      $      .13
                                         ---------      -------      --------      --------     ---------
    Total production costs              $     3.66     $   3.68     $    2.83     $     -      $     3.56
                                         =========      =======      ========      ========     =========
  Depletion                             $     4.52     $   5.79     $    5.23     $     -      $     4.73

                                                        Three Months Ended March 31, 1997
                                        -----------------------------------------------------------------
                                          United                                    Other
                                          States        Canada      Argentina      Foreign       Total
                                        ----------     --------     ---------     ---------    ----------
Revenues:
  Oil and gas                           $  102,970     $    -       $     809     $     -      $  103,779
  Loss on disposition of oil and gas
    properties, net                            (51)         -             -             -             (51)
                                          --------       ------      --------       -------      --------
                                           102,919          -             809           -         103,728
                                          --------       ------      --------       -------      --------
Costs and expenses:
  Oil and gas production                   (24,414)         -            (299)          -         (24,713)
  Depletion                                (26,587)         -            (419)          -         (27,006)
  Exploration and abandonments              (5,008)         -            (394)          -          (5,402)
  Geological and geophysical                (1,791)         -            (422)          -          (2,213)
                                          --------       ------      --------       -------      --------
                                           (57,800)         -          (1,534)          -         (59,334)
                                          --------       ------      --------       -------      --------
    Operating profit (loss) (excluding
       general and administrative
       expenses and income taxes)           45,119     $    -       $    (725)    $     -      $   44,394
                                          ========      =======      ========      ========     =========
Production:
  Oil (MBbls)                                2,838          -              34           -           2,872
  Gas (MMcf)                                18,736          -             -             -          18,736
  Total (MBOE)                               5,961          -              34           -           5,995
Average daily production:
  Oil (Bbls)                                31,536          -             376           -          31,912
  Gas (Mcf)                                208,173          -             -             -         208,173
Average oil price (per Bbl)             $    19.94     $    -       $   23.86     $     -      $    19.99
Average gas price (per Mcf)             $     2.47     $    -       $     -       $     -      $     2.47
Costs (per BOE):
  Lease operating expense               $     2.64     $    -       $    8.82     $     -      $     2.68
  Production taxes                      $     1.05     $    -       $     -       $     -      $     1.05
  Workover costs                        $      .40     $    -       $     -       $     -      $      .40
                                         ---------      -------      --------      --------     ---------
    Total production costs              $     4.09     $    -       $    8.82     $     -      $     4.13
                                         =========      =======      ========      ========     =========
  Depletion                             $     4.46     $    -       $   12.36     $     -      $     4.51

                                       21

                        PIONEER NATURAL RESOURCES COMPANY


       Oil and Gas Revenues. Revenues from oil and gas operations totaled $197.4 million in the first quarter of 1998 compared to $103.8 million in the first quarter of 1997, representing an increase of 90%. The increase is primarily attributable to increases in oil and gas production, offset by declines in commodity prices. The majority of the increased production is a direct result of the oil and gas properties acquired from Mesa and Chauvco.

       Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by the Company and produced by Company-operated properties. Consequently, the Company now accounts for natural gas production as processed natural gas liquids and dry residue gas, and separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per mcf for natural gas for the three months ended March 31, 1998 is the price received for dry residue gas and the price per mcf for natural gas for the three months ended March 31, 1997 is a price for natural gas liquids combined with dry residue gas.

       On a BOE basis, production increased by 158% for the three months ended March 31, 1998, as compared to the same period in 1997. The additional production volumes from the Mesa properties contributed 90% of production growth, and the Chauvco properties contributed 55%. The remainder of the increases are a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for 1997 related to properties included in the 1997 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1997 and the Mesa and Chauvco properties acquired in 1997, on a BOE basis, production increased 21% for the three months ended March 31, 1998 as compared to the same period in 1997.

       The average oil price for the three months ended March 31, 1998 decreased 30% (from $19.99 to $13.97 for the three months ended March 31, 1997 and 1998, respectively) and the average gas price decreased 16% (from $2.47 to $2.07 for the three months ended March 31, 1997 and 1998, respectively). During the three months ended March 31, 1998, the Company received an average of $11.12 per Bbl for NGLs.

       Hedging Activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company periodically enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells,
(ii) support the Company's  annual capital  budgeting and expenditure  plans and
(iii) lock in prices to protect the economics related to certain capital projects. During the first quarter of 1998, the Company's hedging activities increased the average price received for oil and gas sales 6% and 7%, respectively, as discussed below.

       Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three months ended March 31, 1998 was $13.16 per Bbl. The comparable average NYMEX prompt month closing for the same period was $15.92 per Bbl.

     Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three months ended March 31, 1998 was $1.94 per Mcf. The comparable average NYMEX prompt month closing for the same period was $2.21 per Mcf.

                        PIONEER NATURAL RESOURCES COMPANY


     See Note E of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions at March 31, 1998 and the related prices to be realized.

     Production Costs. Total production costs per BOE decreased to $3.56 during the three months ended March 31, 1998 as compared to production costs per BOE of $4.13 during the same period in 1997. The decrease is due to decreases in domestic production taxes caused by lower commodity prices, the lower production costs of the Mesa and Chauvco properties, the sale of certain high operating cost properties in 1997 and ongoing cost reduction efforts.

     Depletion Expense. Depletion expense per BOE increased to $4.73 during the first quarter of 1998 from $4.40 per BOE during the first quarter of 1997. The increase in depletion expense per BOE during 1997 is primarily associated with the value allocated to Chauvco's reserves and decreases in oil and gas reserves due to declines in oil and gas prices from March 31, 1997 to March 31, 1998.

     Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $23.9 million during the first quarter of 1998 from $7.6 million during the same period in 1997. The increase is largely the result of increased geological and geophysical activity, both in domestic and international activity, resulting from the Company's increased focus on exploration activities.
                                                         Three months
                                                        ended March 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------
                                                         (in thousands)
        Exploratory dry holes:
          United States                              $  1,746    $  4,517
          Foreign                                       3,582         394
        Geological and geophysical costs:
          United States                                 6,451       1,655
          Foreign                                       6,372         558
        Leasehold abandonments and other                5,798         491
                                                      -------     -------
                                                     $ 23,949    $  7,615
                                                      =======     =======

        Approximately 26% of the Company's 1998 capital budget will be spent on exploratory projects (compared to 25% in 1997 and 16.7% in 1996). The Company currently anticipates that its 1998 exploration efforts will be concentrated in the Gulf Coast region and its interests in Canada and Argentina. The Company continues to review opportunities involving exploration joint ventures in domestic or international areas outside the Company's existing core operating areas.

  General and Administrative Expense

        General and administrative expense was $20.0 million for the quarter ended March 31, 1998 as compared to $6.7 million for the quarter ended March 31, 1997, representing an increase of $13.3 million. The increase is primarily due to the acquisitions of Mesa and Chauvco.

        Reorganization costs for the three months ended March 31, 1998 totaled $17.2 million. As announced in February 1998, the Company has consolidated its six domestic operating divisions into three geographic regions and is relocating most of its administrative services to Dallas, Texas. During the three months ended March 31, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $17.2 million relating to this reorganization. The Company anticipates that it will incur total nonrecurring expenditures of approximately $20 million during 1998 as a result of this reorganization. As a result of this reorganization and ongoing cost reduction efforts, the Company expects general and administrative expenses on a BOE basis to be $1.00 per BOE by the end of 1998.

                        PIONEER NATURAL RESOURCES COMPANY


  Interest Expense

        Interest expense for the quarter ended March 31, 1998 increased to $39.5 million as compared to $9.9 million for the comparable period in 1997. The increase is due to an increase of $1.7 billion in the weighted average outstanding balance of the Company's indebtedness for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in the weighted average outstanding balance of the Company's indebtedness was primarily the result of the additional debt assumed from Mesa, and to a lesser extent, from Chauvco. This increase is slightly offset by a decrease in the weighted average interest rate on the Company's indebtedness from 7.88% during the first quarter of 1997 to 7.36% during the first quarter of 1998.

        During the three months ended March 31, 1998 and 1997, the Company was a party to various interest rate swap agreements that resulted in a reduction in interest expense of $5 thousand and $390 thousand for the three months ended March 31, 1998 and 1997, respectively.

  Income Taxes

        The Company's income tax benefit and provision of $13.4 million and $10.1 million for the quarters ended March 31, 1998 and March 31, 1997, respectively, reflect the net benefit and provision resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. At March 31, 1998, the Company has a current deferred tax asset of $15.3 million and a noncurrent deferred tax asset of $47.1 million. Management believes that it is more likely than not that the net deferred tax asset is realizable; however, realization is contingent upon future profitable operations and is not assured.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        The Company's cash expenditures during the first quarter of 1998 for additions to oil and gas properties totaled $195.3 million. This amount includes $13.1 million for the acquisition of properties and $182.2 million for development and exploratory drilling. Significant drilling expenditures in the first quarter of 1998 included $62.4 million in the Permian Basin region, $56.9 million in the onshore Gulf Coast region, $11.1 million in the MidContinent region, $33.6 million in Canada, $16.4 in Argentina and $1.8 million in other international areas.

        The Company's 1998 capital expenditure budget has been set at $440 million, reflecting planned expenditures of $265 million for exploitation activities, $115 million for exploration activities and $60 million for oil and gas property acquisitions in the Company's core areas. The Company budgets its capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

        Funding for the Company's  working  capital  obligations  is provided by internally-generated cash flows. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

        Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1998.

                        PIONEER NATURAL RESOURCES COMPANY


        Net cash provided by operating activities decreased to $69.1 million during the three months ended March 31, 1998, as compared to the net cash provided by operating activities of $73.5 million for the same period in 1997. These decreases are primarily attributable to increases in interest expense, general and administrative expenses and reorganization costs, offset, to some extent, by cash flows generated by the acquired oil and gas properties from Mesa and Chauvco.

        Financing Activities. The Company had an outstanding balance under its domestic bank facility at March 31, 1998 of $941 million (including outstanding, undrawn letters of credit of $31 million), leaving approximately $434 million of unused borrowing base immediately available. At March 31, 1998, the Company also had $276 million outstanding under its Canadian credit facility leaving a borrowing capacity of $14 million. At March 31, 1998, the Company had four other outstanding significant debt issuances. Such debt issuances consist of (i) $150 million aggregate principal amount of 8-7/8% senior notes issued by Parker & Parsley in 1995 and due in 2005 (carrying value of $150.0 million), (ii) $150 million aggregate principal amount of 8-1/4% senior notes issued by Parker & Parsley in 1995 and due in 2007 (carrying value of $149.3 million), (iii) $350 million aggregate principal amount 6.5% senior notes issued in January 1998 and due in 2008 (carrying value of $348.3 million) and (iv) $250 million aggregate principal amount 7.2% senior notes issued in January 1998 and due in 2028 (carrying value of $249.9 million). The weighted average interest rate for the three months ended March 31, 1998 on the Company's indebtedness was 7.36% as compared to 7.88% for the three months ended March 31, 1997 (taking into account the effect of interest rate swaps).

        During January 1998, the Company completed the issuance of the 6.5% senior notes due 2008 and the 7.2% senior notes due 2028 for total net proceeds of $593 million. The proceeds were used primarily to repay the Company's bank indebtedness. Interest on the 6.5% and 7.2% senior notes is payable semi-annually on January 15 and July 15 of each year, commencing July 15, 1998. These two senior note issuances are governed by an Indenture between the Company and The Bank of New York dated January 13, 1998. Both senior note issuances are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes are structurally subordinated to all obligations of its subsidiaries. The senior notes were fully and unconditionally guaranteed by Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of the Company.

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

        Sales of Nonstrategic Assets. During the three months ended March 31, 1998 and 1997, proceeds from the sale of domestic nonstrategic assets totaled $12.9 million and $5.7 million, respectively. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. In February 1998, the Company announced its intentions to sell domestic nonstrategic properties for proceeds ranging from $375 to $550 million. These properties represent an estimated 10% to 12% of the Company's reserves at December 31, 1997. The Company plans to complete this divestiture in the latter part of 1998. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve operating and administrative efficiencies and improved profitability.

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

                        PIONEER NATURAL RESOURCES COMPANY


        Liquidity. At March 31, 1998, the Company had $74.2 million of cash and cash equivalents on hand, compared to $71.7 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.30 at March 31, 1998 and 1.18 at December 31, 1997.
---------------
(1) The information in this document includes forward-looking statements that are based on assumptions that in the future may prove not to have been accurate. Those statements, and Pioneer Natural Resources Company's business and prospects, are subject to a number of risks including the volatility of oil and gas prices, environmental risks, operating hazards and risks, risks associated with natural gas processing plants, risks related to exploration and development drilling, uncertainties about estimates of reserves, competition, government regulation, and the ability of the Company to implement its business strategy. These and other risks are described in the Company's 1997 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                        PIONEER NATURAL RESOURCES COMPANY



                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

As discussed in Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. The claims for damages from such legal actions are not in excess of 10% of the Company's current assets and the Company believes none of these actions to be material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    27. Financial Data Schedule

Reports on Form 8-K

During the quarter ended March 31, 1998, the Company filed the following Current Reports on Form 8-K:

    (1) On January 2, 1998, the Company filed a Current Report on Form 8-K dated December 18, 1997 (a) reporting under Item 2 (Acquisition of Assets) the acquisition of the Canadian and Argentine oil and gas businesses of Chauvco, (b) reporting under Item 5 (Other Events) the tender offer for the Company's 11-5/8% Senior Subordinated Discount Notes due 2006 and the 10-5/8% Senior Subordinated Notes due 2006; the sale of certain nonstrategic domestic properties; and amended and restated domestic credit facilities substituting the Company as borrower in place of Pioneer USA and (c) reporting under Item 7 (Financial Statements and Exhibits) the pro forma financial information of the Company giving effect to the acquisition of Chauvco. The following unaudited pro forma consolidated information of the Company gives effect to (i) the divestitures of certain wholly-owned Australasian subsidiaries; (ii) the divestitures of the wholly-owned subsidiary Bridge Oil Timor Sea, Inc.,
        (iii) the acquisition of Mesa by the Company, (iv) the 1996 recapitalization of Mesa's balance sheet, (v) the acquisition of all of the outstanding equity of Greenhill Corporation and additional borrowings to finance such acquisition by Mesa, (vi) the disposition by Chauvco of its investment in Chauvco Resources International Ltd. and the Alliance projects; and (vii) the acquisition of Chauvco Canadian and Argentine oil and gas businesses.

        I.    Preliminary Statement
       II.    Unaudited Pro Forma Combined Financial Statements of the Company:
              (a) Unaudited Pro Forma Combined Balance Sheet of the Company as of September 30, 1997
              (b)    Unaudited Pro Forma Combined Statement of Operations of the
                     Company for the nine months ended September 30, 1997
              (c)    Unaudited Pro Forma Combined Statement of Operations of the
                     Company for the year ended December 31, 1996
      III.    Unaudited Pro Forma Financial Statements of the Company:
              (a) Unaudited Pro Forma Statement of Operations of the Company for the nine months ended September 30, 1997
              (b) Unaudited Pro Forma Statement of Operations of the Company for the year ended December 31, 1996
              (c) Unaudited Pro Forma Adjusted Statement of Operations of the Company for the year ended December 31, 1996
              (d) Unaudited Pro Forma Statement of Operations of Mesa for the year ended December 31, 1996

                        PIONEER NATURAL RESOURCES COMPANY


       IV.    Unaudited Pro Forma Financial Statements of Chauvco:
              (a) Unaudited Pro Forma Balance Sheet of Chauvco as of September 30, 1997
              (b) Unaudited Pro Forma Statement of Operations of Chauvco for the nine months ended September 30, 1997
        V.    Notes to Unaudited Pro Forma Combined Financial Statements

    (2) On January 9, 1998, the Company filed a Current Report on Form 8-K/A dated December 18, 1997, reporting under Item 5 (Other Events) the tender offer for the Company's 11-5/8% Senior Subordinated Discount Notes due 2006 and the 10-5/8% Senior Subordinated Notes due 2006; the sale of certain non-strategic domestic properties; and amended and restated domestic credit facilities substituting the Company as borrower in place of Pioneer USA.

    (3) On January 12, 1998, the Company filed a Current Report on Form 8-K dated January 8, 1998, reporting under Item 7 (Financial Statements and Exhibits) the Underwriting Agreement, dated January 8, 1998, among the Company, Pioneer USA, Salomon Brothers Inc., Chase Securities Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and NationsBanc Montgomery Securities LLC (for themselves and the other several Underwriters, if any, named in Schedule II thereto).

    (4) On January 14, 1998, the Company filed a Current Report on Form 8-K dated January 13, 1998, reporting under Item 7 (Financial Statements and Exhibits) the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as Trustee; First Supplemental Indenture, dated as of January 13, 1998, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as Trustee; Form of 6.50% Senior Notes Due 2008 of the Company; Form of 7.20% Senior Notes Due 2028 of the Company; Guarantee (2008 Notes), dated as of January 13, 1998, entered into by Pioneer USA; and Guarantee (2028 Notes), dated as of January 13, 1998, entered into by Pioneer USA.

    (5) On February 13, 1998, the Company filed a Current Report on Form 8-K dated February 10, 1998 reporting under Item 5 (Other Events) and under
        Item 7 (Financial Statements and Exhibits) the new release of the Company's financial results for the fourth quarter of 1997 as reported on February 10, 1998.

    (6) On February 23, 1998, the Company filed a Current Report on Form 8-K dated February 13, 1998, reporting under Item 7 (Financial Statements and Exhibits) the Share Purchase Agreement, dated February 13, 1998, among the Company, Trimac Corporation and 761795 Alberta Ltd. and the Share Purchase Agreement, dated February 13, 1998, among the Company, 398215 Alberta Ltd. and Guy J. Turcotte.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        PIONEER NATURAL RESOURCES COMPANY




Date:       May 8, 1998                 By:     /s/ M. Garrett Smith
                                            ---------------------------
                                            M. Garrett Smith
                                            Executive Vice President and Chief
                                            Financial Officer




Date:       May 8, 1998                 By:     /s/ Rich Dealy
                                            ---------------------------
                                            Rich Dealy
                                            Vice President and Chief
                                            Accounting Officer