Form 10-Q
period 1998-06-30
PIONEER NATURAL RESOURCES CO
filed 1998-08-13
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998

                                       or

     /   /     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                     Delaware                         75-2702753
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)       Identification Number)

1400 Williams Square West, 5202 N. O'Connor Blvd., Irving, Texas      75039
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

                                Yes / x / No / /


Number of shares of Common Stock outstanding as of July 31, 1998....100,423,593

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of June 30, 1998 and
              December 31, 1997 ...........................................  3

           Consolidated Statements of Operations and Comprehensive Income
            for the three and six months ended June 30, 1998 and 1997......  5

           Consolidated Statement of Stockholders' Equity for the six
             months ended June 30, 1998....................................  6

           Consolidated Statements of Cash Flows for the three and six months ended June 30, 1998 and 1997...........................  7

           Notes to Consolidated Financial Statements......................  8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................... 18


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 29

Item 4.    Submission of Matters to a Vote of Security Holders............. 29

Item 6.    Exhibits and Reports on Form 8-K................................ 30

           Signatures...................................................... 31

           Exhibit Index................................................... 32

                          PART I. FINANCIAL INFORMATION


Item 1.      Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                       June 30,     December 31,
                                                         1998           1997
                                                      ----------    -----------
                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                           $   45,693    $   71,713
  Restricted cash                                            348         1,695
  Accounts receivable:
    Trade, net                                            59,124        75,432
    Oil and gas sales                                     98,666       116,500
  Inventories                                             20,752        13,576
  Deferred income taxes                                   18,500        16,900
  Other current assets                                     9,888        12,372
                                                       ---------     ---------
          Total current assets                           252,971       308,188
                                                       ---------     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                               3,839,245     3,575,971
       Unproved properties                               466,699       545,074
  Accumulated depletion, depreciation and
    amortization                                        (764,414)     (605,203)
                                                       ---------     ---------
                                                       3,541,530     3,515,842
                                                       ---------     ---------
Deferred income taxes                                     70,300           -
Other property and equipment, net                         48,708        44,017
Other assets, net                                         84,912        78,543
                                                       ---------     ---------
                                                      $3,998,421    $3,946,590
                                                       =========     =========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                       June 30,     December 31,
                                                         1998           1997
                                                      ----------    -----------
                                                      (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt               $    3,772    $    5,791
   Undistributed unit purchases                              348         1,695
   Accounts payable:
      Trade                                              115,464       176,697
      Affiliates                                           2,788         9,994
   Other current liabilities                              88,070        67,375
                                                       ---------     ---------
            Total current liabilities                    210,442       261,552
                                                       ---------     ---------
Long-term debt, less current maturities                2,139,084     1,943,718
Other noncurrent liabilities                             178,398       180,275
Deferred income taxes                                        -          12,200
Stockholders' equity:
 Preferred stock, $.01 par value; 100,000,000 shares
  authorized; one share issued and outstanding at
  June 30, 1998 and December 31, 1997                        -             -
 Common stock, $.01 par value; 500,000,000 shares
  authorized; 100,745,293 and 101,037,562 shares
  issued at June 30, 1998 and December 31, 1997,
  respectively                                             1,007         1,010
 Additional paid-in capital                            2,350,912     2,359,992
 Treasury stock, at cost; 300,700 and 591 shares
  at June 30, 1998 and December 31, 1997,
  respectively                                            (6,799)          (21)
 Unearned compensation                                   (11,212)      (16,196)
 Retained deficit                                       (860,649)     (795,940)
 Accumulated other comprehensive loss:
  Cumulative translation adjustment                       (2,762)          -
                                                       ---------     ---------
          Total stockholders' equity                   1,470,497     1,548,845

Commitments and contingencies (Note D)
                                                       ---------     ---------
                                                      $3,998,421    $3,946,590
                                                       =========     =========

   The financial information included as of June 30, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                           Three months ended       Six months ended
                                                June 30,                 June 30,
                                         ---------------------   ---------------------
                                            1998        1997        1998        1997
                                         ---------   ---------   ---------   ---------
Revenues:
   Oil and gas                           $ 183,647   $  94,847   $ 381,016   $ 198,626
   Interest and other                        1,145         680       2,323       2,833
   Gain on disposition of assets, net          315       1,862         325       2,637
                                          --------    --------    --------    --------
                                           185,107      97,389     383,664     204,096
                                          --------    --------    --------    --------
Costs and expenses:
   Oil and gas production                   56,613      24,958     111,755      49,671
   Depletion, depreciation and
     amortization                           83,808      30,879     160,058      59,509
   Exploration and abandonments             26,573      10,800      50,522      18,415
   General and administrative               17,387       8,270      37,412      14,990
   Reorganization                            3,372         -        20,549         -
   Interest                                 41,017      10,259      80,495      20,154
   Other                                     6,846         410      13,626         831
                                          --------    --------    --------    --------
                                           235,616      85,576     474,417     163,570
                                          --------    --------    --------    --------
Income (loss) before income taxes          (50,509)     11,813     (90,753)     40,526
Income tax benefit (provision)              17,700      (4,400)     31,100     (14,500)
                                          --------    --------    --------    --------
Net income (loss)                          (32,809)      7,413     (59,653)     26,026
                                          --------    --------    --------    --------
Other comprehensive loss:
   Translation adjustment                   (3,702)        -        (2,762)        -
                                          --------    --------    --------    ------
Comprehensive income (loss)              $ (36,511)  $   7,413   $ (62,415)  $  26,026
                                          ========    ========    ========    ========
Net income (loss) per share:
     Basic                               $    (.33)  $     .21   $    (.60)  $     .74
                                          ========    ========    ========    ========
     Diluted                             $    (.33)  $     .21   $    (.60)  $     .71
                                          ========    ========    ========    ========
Dividends declared per share             $     -     $     -     $     .05   $     .05
                                          ========    ========    ========    ========
Weighted average shares outstanding         99,939      35,028     100,003      35,038
                                         =========   =========   =========   =========

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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                               Common                                                                  Accumulated
                               Stock                Additional                                            Other           Total
                               Shares      Common    Paid-in     Treasury     Unearned     Retained    Comprehensive   Stockholders'
                             Outstanding   Stock     Capital       Stock    Compensation    Deficit        Loss           Equity
                             -----------   ------   ----------   --------   ------------   ---------   -------------   ------------
Balance at January 1, 1998   101,036,971   $1,010   $2,359,992   $    (21)  $  (16,196)    $(795,940)  $       -       $  1,548,845
Common stock issued:
  Adjustment to acquisition
    of Chauvco Resources,
    Ltd.                        (401,755)      (4)     (11,095)       -            -             -             -            (11,099)
Tax provision related to
  restricted stock                   -        -           (500)       -            -             -             -               (500)
Purchase of treasury stock      (300,109)     -            -       (6,778)         -             -             -             (6,778)
Shares awarded                   109,486        1        2,515        -           (697)          -             -              1,819
Amortization of unearned
  compensation                       -        -            -          -          5,681           -             -              5,681
Dividends ($.05 per share)           -        -            -          -            -          (5,056)          -             (5,056)
Net loss                             -        -            -          -            -         (59,653)          -            (59,653)
Other comprehensive loss:
  Translation adjustment             -        -            -          -            -             -          (2,762)          (2,762)
                            ------------    -----    ---------    -------     --------      --------     ---------       ----------
Balance at June 30, 1998     100,444,593   $1,007   $2,350,912   $ (6,799)  $  (11,212)    $(860,649)  $    (2,762)    $  1,470,497
                            ============    =====    =========    =======    =========      ========    ==========      ===========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                        Three months ended       Six months ended
                                                             June 30,                June 30,
                                                      ---------------------   ---------------------
                                                         1998        1997        1998        1997
                                                      ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                   $ (32,809)  $   7,413   $ (59,653)  $  26,026
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion, depreciation and amortization          83,808      30,879     160,058      59,509
       Exploration expenses, including dry holes         19,811       8,168      35,645      14,191
       Deferred income taxes                            (15,700)      2,600     (28,400)     11,400
       Gain on disposition of assets, net                  (315)     (1,862)       (325)     (2,637)
       Other noncash items                               12,676       1,733      25,813       2,180
  Change in operating assets and liabilities,
     net of effects from acquisitions:
       Accounts receivable                               31,873      (2,478)     37,302      12,024
       Inventory                                           (682)     (1,048)        143      (1,851)
       Other current assets                               7,462        (153)     (1,329)        680
       Accounts payable                                 (16,891)      6,006     (24,723)      3,099
       Accrued income taxes and other current
         liabilities                                      2,136        (128)     15,889         (28)
                                                       --------    --------    --------    --------
         Net cash provided by operating activities       91,369      51,130     160,420     124,593
                                                       --------    --------    --------    --------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired              5         -          (424)        -
  Proceeds from disposition of assets                     3,238       6,572      16,122      12,278
  Additions to oil and gas properties                  (134,763)    (92,902)   (330,072)   (169,500)
  Other property additions, net                         (13,535)     (3,766)    (17,405)       (750)
                                                       --------    --------    --------    --------
         Net cash used in investing activities         (145,055)    (90,096)   (331,779)   (157,972)
                                                       --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt                        53,018      41,543     826,201      41,543
  Principal payments on long-term debt                  (15,506)     (2,230)   (631,225)    (12,802)
  Payment of noncurrent liabilities                     (10,881)       (327)    (32,315)       (707)
  Dividends                                                 -           -        (5,056)     (1,754)
  Purchase of treasury stock                             (1,206)       (347)     (6,778)     (2,932)
  Deferred loan fees/issuance costs                        (144)        -        (5,434)        -
  Exercise of long-term incentive plan stock options        -           745         -         1,163
                                                       --------    --------    --------    --------
         Net cash provided by financing activities       25,281      39,384     145,393      24,511
                                                       --------    --------    --------    --------
Effect of exchange rate changes on cash and cash
  equivalents                                              (54)        -           (54)        -
Net increase (decrease) in cash and cash equivalents    (28,405)        418     (25,966)     (8,868)
Cash and cash equivalents, beginning of period           74,152       9,425      71,713      18,711
                                                       --------    --------    --------    --------
Cash and cash equivalents, end of period              $  45,693   $   9,843   $  45,693   $   9,843
                                                       ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada, on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and in Canada and Argentina.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by the Company in August and December 1997, respectively. Specifically, the accompanying Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows include the financial results of Mesa and Chauvco for the three and six months ended June 30, 1998 but only include the financial results of Parker & Parsley for the three and six months ended June 30, 1997.

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income (loss) consisting of foreign currency translation adjustments.

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

        The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) covering the period from July 1, 1967, to the present. In March 1995, the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiff's claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG for post-February 1988 underpayments of royalties.

        On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit Court of Appeals, where a decision is currently pending.
                                        9

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

        The federal court in the above-referenced first suit issued an order on July 29, 1996, which stayed the state suit pending the resolution of the first suit.

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

        The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of June 30, 1998, the Company has paid $1.2 million and has set aside approximately $28.8 million in an escrow account with a similar provision for such litigation recorded in the accompanying Consolidated Balance Sheet as of June 30, 1998.

NOTE E.     Commodity Hedge Derivatives

        The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Crude oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts as of June 30, 1998.

                                First    Second       Third         Fourth         Yearly
                               Quarter   Quarter     Quarter        Quarter        Average
                               -------   -------   ------------   ------------   ------------
Daily oil production:
   1998 - Swap Contracts
     Volume (Bbl)                  -         -            8,900          8,900          8,900
     Price per Bbl             $   -     $   -     $      19.75   $      19.74   $      19.74

   1998 - Collar Options
     Volume (Bbl)                  -         -            2,000          2,000          2,000
     Price per Bbl             $   -     $   -     $18.70-20.65   $18.70-20.65   $18.70-20.65

   1998 - Put Options
     Volume (Bbl)                  -         -            2,000          2,000          2,000
     Price per Bbl             $   -     $   -     $      18.40   $      18.40   $      18.40

   1999 - Swap Contracts
     Volume (Bbl)                7,500     7,500          7,500          7,500          7,500
     Price per Bbl             $ 17.96   $ 17.96   $      17.96   $      17.96   $      17.96

   2000 - Swap Contracts
     Volume (Bbl)                2,000     2,000          2,000          2,000          2,000
     Price per Bbl             $ 18.00   $ 18.00   $      18.00   $      18.00   $      18.00

      The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized (excluding hedge results) and reported, and net effects of settlements of oil price hedges to revenue:
                                        Three months ended    Six months ended
                                             June 30,             June 30,
                                          ---------------      ---------------
                                           1998     1997        1998     1997
                                          ------   ------      ------   ------

  Average price reported per Bbl          $13.06   $18.41      $13.52   $19.20
  Average price realized per Bbl          $11.97   $18.62      $12.54   $20.24
  Addition/(reduction) to revenue
    (in millions)                         $  6.2   $  (.6)     $ 11.0   $ (6.0)

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of June 30, 1998. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                                 First       Second        Third       Fourth       Yearly
                                Quarter      Quarter      Quarter      Quarter      Average
                               ----------   ----------   ----------   ----------   ----------
Daily gas production:
   1998 - Swap Contracts
     Volume (Mcf)                     -            -         85,000       51,848       68,424
     Index price per MMBtu     $      -     $      -     $     2.07   $     2.00   $     2.04
     NYMEX price per MMBtu     $      -     $      -     $     2.26   $     2.30   $     2.27

   1998 - Put Options
     Volume (Mcf)                     -            -        297,500      254,402      275,951
     Index price per MMBtu     $      -     $      -     $     1.90   $     1.91   $     1.91
     NYMEX price per MMBtu     $      -     $      -     $     2.26   $     2.30   $     2.27

   1999 - Swap Contracts
     Volume (Mcf)                  92,500      114,945      110,000       88,451      101,486
     Index price per MMBtu     $     2.05   $     2.11   $     2.12   $     2.13   $     2.10
     NYMEX price per MMBtu     $     2.38   $     2.38   $     2.39   $     2.39   $     2.38

   1999 - Collar Contracts
     Volume (Mcf)                  97,500       97,500       97,500       97,500       97,500
     Index price per MMBtu     $2.11-2.76   $2.11-2.76   $2.11-2.76   $2.11-2.76   $2.11-2.76
     NYMEX price per MMBtu     $     2.38   $     2.38   $     2.39   $     2.39   $     2.38

      In addition to the open positions above, Pioneer has sold short put options for 45,000 Mcf of gas per day for 1999. Consequently, there is no effective minimum price to be realized from the collar contracts if the NYMEX price falls below $2.00.

      The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized (excluding hedge results) and reported, and net effects of settlements of gas price hedges to revenue:

                                       Three months ended     Six months ended
                                            June 30,               June 30,
                                        ---------------        ---------------
                                         1998     1997          1998     1997
                                        ------   ------        ------   ------

     Average price reported per Mcf     $ 1.81   $ 2.07        $ 1.94   $ 2.26
     Average price realized per Mcf     $ 1.88   $ 2.05        $ 1.91   $ 2.42
     Addition/(reduction) to revenue
       (in millions)                    $ (3.2)  $   .5        $  2.3   $ (6.1)

NOTE F.     Other Derivatives

        During 1996, Mesa entered into Btu swap agreements covering 13,036 MMBtu per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company will receive a premium of $.52 per MMBtu over market natural gas prices from January 1, 1997 through December 31, 1998. Following this two-year period, the Company will receive 10% of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, other expenses in the accompanying Consolidated Statement of Operations for the six months ended June 30, 1998 include a $5.8 million noncash pre-tax mark-to-market adjustment to the carrying value of the Btu swap agreements. Other expenses in the accompanying Consolidated Statement of Operations for the six months ended June 30, 1998 also include mark-to-market adjustments totaling $5.9 million relating to certain derivative contracts acquired from Chauvco that do not qualify as hedges. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

NOTE G.     Reorganization

        In February 1998, the Company announced its plans to sell certain nonstrategic fields for estimated proceeds of $375 to $550 million during the latter part of 1998. The proceeds will be used to reduce the Company's outstanding indebtedness and to fund the Company's capital expenditures program.

Coincidentally with the property divestiture program, the Company announced its intentions to reorganize its operations by combining its six domestic operating regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas. Shortly after the announcement, the Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the six months ended June 30, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $20.5 million relating to this reorganization. The Company's additional reorganization costs incurred throughout the remainder of 1998 are expected to be minimal.

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

NOTE H.     Pioneer USA

      Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the U.S. Securities and Exchange Commission ("SEC"), the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Balance Sheet, Consolidating Statement of Operations and Consolidating Statement of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company, including its consolidated subsidiaries. Pioneer USA is not restricted from making distributions to the Company.

      Pioneer USA's guarantees of the Company's debt securities were executed as a result of the merger with Mesa in August 1997. Consequently, the Consolidating Statements of Operations and Consolidating Statement of Cash Flows for the six months ended June 30, 1997 have not been presented.

                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                         Pioneer
                                         Natural
                                         Resources                     Non-
                                         Company       Pioneer      Guarantor                       The
                                         (Parent)        USA       Subsidiaries   Eliminations    Company
                                        ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents             $    3,192   $    26,229   $    16,272    $              $   45,693
  Restricted cash                              -             348           -                            348
  Accounts receivable:
    Trade, net                                  55        45,747        13,322                       59,124
    Affiliates                                 -           3,379        (3,379)                         -
    Oil and gas sales                          -          75,226        23,440                       98,666
  Intercompany notes receivable          2,212,719    (1,798,260)     (414,459)                         -
  Inventories                                  -          10,606        10,146                       20,752
  Deferred income taxes                     17,300           -           1,200                       18,500
  Other current assets                         111         6,746         3,031                        9,888
                                         ---------     ---------    ----------                    ---------
      Total current assets               2,233,377     (1,629,979)    (350,427)                     252,971
                                         ---------     ----------   ----------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties                        -       2,588,514     1,250,731                    3,839,245
      Unproved properties                      -         119,904       346,795                      466,699
  Accumulated depletion, depreciation
    and amortization                           -        (609,833)     (154,581)                    (764,414)
                                         ---------     ---------    ----------                    ---------
                                               -       2,098,585     1,442,945                    3,541,530
                                         ---------     ---------    ----------                    ---------
Deferred income taxes                      242,715           -        (172,415)                      70,300
Other property and equipment, net              -          30,523        18,185                       48,708
Other assets, net                            9,347        41,169        34,396                       84,912
Investment in subsidiaries                 571,960       309,507        (2,494)     (878,973)           -
                                         ---------     ---------    ----------                    ---------
                                        $3,057,399   $   849,805   $   970,190                   $3,998,421
                                         =========    ==========    ==========                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt  $      -     $       662   $     3,110    $              $    3,772
  Undistributed unit purchases                 -             348           -                            348
  Accounts payable:
    Trade                                      675        87,404        27,385                      115,464
    Affiliates                                 104         2,684           -                          2,788
  Other current liabilities                 25,715        59,630         2,725                       88,070
                                         ---------     ---------    ----------                    ---------
      Total current liabilities             26,494       150,728        33,220                      210,442
                                         ---------     ---------    ----------                    ---------
Long-term debt, less current maturities  1,847,600           126       291,358                    2,139,084
Other noncurrent liabilities                   -         138,003        40,395                      178,398

Stockholders' equity:
  LP Capital                                   -             -              22           (22)           -
  Common stock                                 898             1           109            (1)         1,007
  Additional paid-in capital             2,049,855     2,033,188       793,563    (2,525,694)     2,350,912
  Treasury stock, at cost                   (6,799)          -             -                         (6,799)
  Unearned compensation                        -         (11,212)          -                        (11,212)
  Retained deficit                        (860,649)   (1,461,029)     (185,715)    1,646,744       (860,649)
  Accumulated other comprehensive loss:
    Cumulative translation adjustment          -             -          (2,762)                      (2,762)
                                         ---------     ---------    ----------                    ---------
      Total stockholders' equity         1,183,305       560,948       605,217                    1,470,497

Commitments and contingencies
                                         ---------    ----------    ----------                    ---------
                                        $3,057,399   $   849,805   $   970,190                   $3,998,421
                                         =========    ==========    ==========                    =========

                                       14

                           CONSOLIDATING BALANCE SHEET
                             As of December 31, 1997
                                 (in thousands)


                                     ASSETS

                                         Pioneer
                                         Natural
                                         Resources                     Non-
                                         Company       Pioneer      Guarantor                       The
                                         (Parent)        USA       Subsidiaries   Eliminations    Company
                                        ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents             $       41   $    49,033   $    22,639   $               $   71,713
  Restricted cash                              -           1,695           -                          1,695
  Accounts receivable:
    Trade, net                                   5        56,424        19,003                       75,432
    Oil and gas sales                          -          82,145        34,355                      116,500
  Intercompany notes receivable          2,088,082    (1,673,443)     (414,639)                         -
  Inventories                                  -          11,677         1,899                       13,576
  Deferred income taxes                     16,700           -             200                       16,900
  Other current assets                         -           9,293         3,079                       12,372
                                         ---------    ----------    ----------                    ---------
      Total current assets               2,104,828    (1,463,176)    (333,464)                      308,188
                                         ---------    ----------    ---------                     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties                        -       2,453,750     1,122,221                    3,575,971
      Unproved properties                      -          98,664       446,410                      545,074
  Accumulated depletion, depreciation
    and amortization                           -        (504,628)     (100,575)                    (605,203)
                                         ---------    ----------    ----------                    ---------
                                               -       2,047,786     1,468,056                    3,515,842
                                         ---------    ----------    ----------                    ---------
Other property and equipment, net              -          26,096        17,921                       44,017
Other assets, net                            4,705        68,715        28,098        (22,975)       78,543
Investment in subsidiaries                 645,113       284,046           -         (929,159)          -
                                         ---------    ----------    ----------                    ---------
                                        $2,754,646   $   963,467   $ 1,180,611                   $3,946,590
                                         =========    ==========    ==========                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt  $      -     $       538   $    28,228   $    (22,975)   $    5,791
  Undistributed unit purchases                 -           1,695           -                          1,695
  Accounts payable:
    Trade                                      663       113,432        62,602                      176,697
    Affiliates                                  90         9,904           -                          9,994
  Other current liabilities                  5,771        59,953         1,651                       67,375
                                         ---------    ----------    ----------                    ---------
      Total current liabilities              6,524       185,522        92,481                      261,552
                                         ---------    ----------    ----------                    ---------
Long-term debt, less current maturities  1,700,500           565       242,653                    1,943,718
Other noncurrent liabilities                   -         140,668        39,607                      180,275
Deferred income taxes                     (216,253)          -         228,453                       12,200

Stockholders' equity:
  GP Capital                                   -             -               4             (4)          -
  LP Capital                                   -             -             397           (397)          -
  Common stock                                 901             1           110             (2)        1,010
  Additional paid-in capital             2,058,935     2,049,072       739,518     (2,487,533)    2,359,992
  Treasury stock, at cost                      (21)          -             -                            (21)
  Unearned compensation                        -         (16,196)          -                        (16,196)
  Retained deficit                        (795,940)   (1,396,165)     (162,612)     1,558,777      (795,940)
                                         ---------    ----------    ----------                    ---------
      Total stockholders' equity         1,263,875       636,712       577,417                    1,548,845

Commitments and contingencies
                                         ---------    ----------    ----------                    ---------
                                        $2,754,646   $   963,467   $ 1,180,611                   $3,946,590
                                         =========    ==========    ==========                    =========

                                       15

                        CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                    For the Six Months Ended June 30, 1998
                                                (in thousands)
                                                  (Unaudited)


                                  Pioneer
                                  Natural
                                 Resources                   Non-       Consolidated
                                  Company     Pioneer     Guarantor        Income                        The
                                  (Parent)      USA      Subsidiaries    Tax Benefit   Eliminations    Company
                                 ---------   ---------   ------------   ------------   ------------   ---------
Revenues:
  Oil and gas                    $     -     $ 280,382   $  100,634     $       -      $              $ 381,016
  Interest and other                    38       2,173          763             -             (651)       2,323
  Gain on disposition of assets,
    net                                -           325          -               -                           325
                                  --------    --------    ---------      ----------                    --------
                                        38     282,880      101,397             -                       383,664
                                  --------    --------    ---------      ----------                    --------
Costs and expenses:
  Oil and gas production               -        81,490       30,265             -                       111,755
  Depletion, depreciation and
    amortization                       -       103,475       56,583             -                       160,058
  Exploration and abandonments         -        28,171       22,351             -                        50,522
  General and administrative         1,048      29,011        7,353             -                        37,412
  Reorganization                       -        20,549          -               -                        20,549
  Interest                          (8,479)     78,593       11,032             -             (651)      80,495
  Equity (income) loss from
    subsidiary                      86,243      (2,459)         -               -          (83,784)         -
  Other                                 14       6,421        7,191             -                        13,626
                                  --------    --------    ---------      ----------                    --------
                                    78,826     345,251      134,775             -                       474,417
                                  --------    --------    ---------      ----------                    --------
Loss before income taxes           (78,788)    (62,371)     (33,378)                                    (90,753)
Income tax benefit                     -           -         11,965          19,135                      31,100
                                  --------    --------    ---------      ----------                    --------
Net loss                           (78,788)    (62,371)     (21,413)         19,135                     (59,653)

Other comprehensive loss:
  Translation adjustment               -           -         (2,762)            -                        (2,762)
                                  --------    --------    ---------      ----------                    --------
    Comprehensive loss           $ (78,788)  $ (62,371)  $  (24,175)    $    19,135                   $ (62,415)
                                  ========    ========    =========      ==========                    ========

                                                        16

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months ended June 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                      Pioneer
                                      Natural
                                     Resources                   Non-       Consolidated
                                      Company     Pioneer     Guarantor        Income                        The
                                      (Parent)      USA      Subsidiaries    Tax Benefit   Eliminations    Company
                                     ---------   ---------   ------------   ------------   ------------   ---------
Cash flows from operating activities:
  Net loss                           $ (78,788)  $ (62,371)  $  (21,413)    $    19,135     $  83,784     $ (59,653)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
      Depletion, depreciation and
        amortization                       -       103,475       56,583            -                        160,058
      Exploration and abandonments         -        17,395       18,250            -                         35,645
      Deferred income taxes                -           -        (11,965)       (16,435)                     (28,400)
      Gain on disposition of
        assets, net                        -          (325)         -              -                           (325)
      Other noncash items               91,484      11,065        7,048            -          (83,784)       25,813
  Change in working capital           (134,928)    126,964       37,946         (2,700)                      27,282
                                      --------    --------    ---------      ---------                     --------
          Net cash provided by (used
            in) operating activities  (122,232)    196,203       86,449            -                        160,420
                                      --------    --------    ---------      ---------                     --------
Cash flows from investing activities:
  Payment for acquisitions, net of
    cash acquired                          -          (424)         -              -                           (424)
  Proceeds from disposition of assets      -        13,930        2,192            -                         16,122
  Additions to oil and gas properties      -      (192,581)    (137,491)           -                       (330,072)
  Other property additions, net            -        (9,777)      (7,628)           -                        (17,405)
                                      --------    --------    ---------      ---------                     --------
          Net cash used in
            investing activities           -      (188,852)    (142,927)           -                       (331,779)
                                      --------    --------    ---------      ---------                     --------
Cash flows from financing activities:
  Borrowings under long-term debt      770,890         -         55,311            -                        826,201
  Principal payments on long-term
    debt                              (628,239)       (319)      (2,667)           -                       (631,225)
  Payment of noncurrent liabilities        -       (29,836)      (2,479)           -                        (32,315)
  Dividends                             (5,056)        -            -              -                         (5,056)
  Purchase of treasury stock            (6,778)        -            -              -                         (6,778)
  Deferred loan fees/issuance costs     (5,434)        -            -              -                         (5,434)
                                      --------    --------    ---------      ---------                     --------
          Net cash provided by
            (used in) financing
            activities                 125,383     (30,155)      50,165            -                        145,393
                                      --------    --------    ---------      ---------                     --------
Effect of exchange rate changes on
  cash and cash equivalents                -           -            (54)           -                            (54)
Net increase (decrease) in cash and
  cash equivalents                       3,151     (22,804)      (6,313)           -                        (25,966)
Cash and cash equivalents,
  beginning of period                       41      49,033       22,639            -                         71,713
                                      --------    --------    ---------      ---------                     --------
Cash and cash equivalents, end
  of period                          $   3,192   $  26,229   $   16,272     $      -                      $  45,693
                                      ========    ========    ==========     =========                     ========

                                       17

                        PIONEER NATURAL RESOURCES COMPANY



Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

The Formation of Pioneer

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada, on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the MidContinent, Southwestern and onshore and offshore Gulf Coast regions of the United States, and in Canada and Argentina.

       In accordance with the provisions of Accounting Principles Board No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley, and the Company's financial statements present the addition of Mesa's and Chauvco's assets and liabilities as an acquisition by the Company in August and December 1997, respectively. Specifically, the accompanying Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows include the financial results of Mesa and Chauvco for the three and six months ended June 30, 1998 but only include the financial results of Parker & Parsley for the three and six months ended June 30, 1997.

Financial Performance

       The Company reported a net loss of $32.8 million ($.33 per share) and $59.7 million ($.60 per share) for the three and six months ended June 30, 1998, as compared to net income of $7.4 million ($.21 per share) and $26.0 million ($.74 per share) for the same periods in 1997. The three and six month periods ended June 30, 1998 were negatively impacted by a decline in the average price received for oil and gas (see "Results of Operations" below) and reorganization costs totaling $3.4 million and $20.5 million, respectively (see "1998 Outlook" below). The Company's financial performance during the first half of 1998 was positively affected by increases in oil and gas production and decreases in production costs per BOE due to ongoing cost reduction efforts (see "Results of Operations" below).

       Net cash provided by operating activities was $91.4 million and $160.4 million during the three and six months ended June 30, 1998, as compared to net cash provided by operating activities of $51.1 million and $124.6 million for the same periods in 1997. These increases are primarily attributable to cash flows generated by the oil and gas properties acquired from Mesa and Chauvco in 1997, offset, to some extent, by decreased commodity prices and increases in interest expense, general and administrative expenses and reorganization costs.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at June 30, 1998 was $3.6 billion, consisting of total long-term debt of $2.1 billion and stockholders' equity of $1.5 billion. Debt as a percentage of total book capitalization was 59% at June 30, 1998, as compared to 56% at December 31, 1997.

Drilling Results

       During the first half of 1998, the Company participated in the completion of 36 gross exploration and 336 gross development wells, including 193 in the Permian Basin region, 26 in the Gulf Coast region, 58 in the MidContinent region, 46 in Argentina, 48 in Canada and two in South Africa. Of these wells, 129 were in progress at December 31, 1997. Of the 372 total wells completed during the six months ended June 30, 1998, 347 were completed successfully which resulted in a 93% success rate. In addition to the wells completed in the first half of 1998, the Company had 91 wells in progress at June 30, 1998.

                        PIONEER NATURAL RESOURCES COMPANY


       During the second quarter, Pioneer completed its development program on the Eugene Island 208 block in the Gulf of Mexico. Pioneer operates the property with a 75% working interest. Two new wells and one recompleted well were placed on production at a combined rate of 3,900 BOE per day. Pioneer will continue its Gulf of Mexico drilling program, and is preparing to drill a development well targeting natural gas reserves on the Pioneer operated Vermilion 348 block where the Company holds a 100% interest.

       In the West Panhandle field, Pioneer drilled 41 wells during the first half of the year with 100% success. Through June 30, 1998, fourteen of these wells have been connected and are producing at a combined gross rate of 3.4 MMcf per day. Pioneer holds a 77% interest and plans to drill an additional 15 wells this year.

       In the 100% owned Timbalier Bay field in South Louisiana, four new wells and one recompletion resulted in new production of 1,400 barrels of oil per day and 1.2 MMcf of gas per day. The Company continues to evaluate this large oil field with 3-D seismic data to unlock additional development and large-scale exploration opportunities. In the Lopeno field in South Texas, the Company completed six new wells increasing production more than 30 MMcf of gas per day. Pioneer's activity in the South Texas Lopeno and Pawnee fields is expected to increase during the third quarter. The Company anticipates a three-rig development program targeting natural gas reserves in these operated fields.

       In the Neuquen Basin of Argentina, the Company has drilled 37 wells of a 60-well drilling program with initial production rates from 26 completed wells of approximately 4,000 BOE per day. The Company's Dorsal gas gathering expansion was completed on schedule in June. Gas sales have increased by 7 MMcf per day, with an additional 4 MMcf per day anticipated by the end of July.

       In the Chinchaga gas field in Northeast British Columbia, Pioneer's net production is currently averaging 23 MMcf per day, an increase of 16 MMcf per day from 1997 year-end levels. Pioneer drilled 19 development wells and six delineation wells and installed a 50 MMcf per day gas processing facility and gathering system during its winter-access program, more than tripling production from the field. As of June 30, 1988, production has increased by 16 MMcf of gas per day to 23 MMcf of gas per day, net to the Company's interest compared to January 1, 1998.

       The Company also completed two infill development wells in the Bear Creek field, a water flood unit in Dunn County, North Dakota. The two new wells are producing at a combined rate of over 715 barrels of oil per day and 230 Mcf of gas per day, net to the Company's interest. The field was discovered in 1982 and water flooding commenced in 1992.

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

       Coincidentally with the property divestiture program, the Company announced its intentions to reorganize its operations to take advantage of the economies of scale provided by the concentration of reserves in a small number of fields. Consequently, the Company combined its six domestic regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas. Shortly after the announcement, the Company formally notified the

                        PIONEER NATURAL RESOURCES COMPANY


Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the six months ended June 30, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $20.5 million relating to this reorganization. The Company's additional reorganization costs incurred throughout the remainder of 1998 are expected to be minimal.

       During the second half of 1998, the Company will continue its emphasis on core development, exploration and production activities, with a primary focus on the exploitation of its current portfolio of drilling locations. This portfolio was significantly enhanced and expanded by the major acquisitions completed in 1997. In addition, the Company's 1996 and 1997 drilling programs have added a large number of new locations to which proved reserves have been assigned. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years. The Company's 1998 capital expenditure budget has been decreased to $440 million from its previous budget of $500 million. The Company budgets its capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows. The decrease in the Company's 1998 capital expenditure budget is a direct result of the decrease in operating cash flows due to declines in commodity prices. Of the total capital expenditure budget of $440 million, the Company has allocated $265 million to exploitation activities, $115 million to exploration activities and $60 million to oil and gas property acquisitions. The Company anticipates that the $440 million budget will be spent geographically as follows: $85 million in the Permian Basin, $145 million in the onshore and offshore Gulf Coast, $40 million in the MidContinent, $70 million in Canada, $75 million in Argentina and $25 million in Africa and other international areas.

       During most of 1996 and 1997, the Company benefitted from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued into August 1998. A continuation of the oil price environment experienced thus far in 1998 will have an adverse effect on the Company's revenues and operating cash flows, and may result in further downward adjustments to the Company's current 1998 capital budget of $440 million. Also, a continuing decline in oil prices could result in additional decreases in the carrying value of the Company's oil and gas properties.

       The forward looking statements in these projections, including statements relating to capital budget, production, cash flows and drilling activities, are based upon a number of assumptions, including among others, limited changes in oil and gas prices and the accuracy of reserve engineering studies. These assumptions may prove not to have been accurate.

       Information Systems for the Year 2000. The Company will be required to modify its information systems in order to accurately process data referencing the year 2000. Because of the importance of occurrence dates in the oil and gas industry, the consequences of not pursuing these modifications could be very significant to the Company's ability to manage and report operating activities. The Company has contracted with a third party to perform the software programming changes necessary to correct any existing deficiencies. The Company currently believes the total cost to make the necessary software program modifications will be approximately $3 million and has spent $317 thousand through June 30, 1998. Such programming changes are anticipated to be completed and tested by June 30, 1999.

       On a daily basis, the Company exchanges date-specific information with a multitude of suppliers and purchasers. If these other parties do not properly address the year 2000 in their data exchange processes, the adverse effect to the Company could be significant. At this time, the extent of the potential impact to the Company cannot be determined.

       Accounting for Derivatives. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge

                        PIONEER NATURAL RESOURCES COMPANY


of the foreign currency exposure of a net investment in a foreign operation,  an
unrecognized   firm   commitment,   an   available-for-sale   security,   or   a
foreign-currency-denominated forecasted transaction.

       SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined what effect, if any, SFAS 133 will have on its consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY


Results of Operations

Oil and Gas Production.

     The following tables reflect the activities for the Company's oil and gas properties for the six months ended June 30, 1998 and 1997:

                                                             Six Months Ended June 30, 1998
                                              ----------------------------------------------------------
                                               United                              Other
                                               States      Canada    Argentina   Foreign (b)    Total
                                              ---------   --------   ---------   ----------   ----------
Revenues:
  Oil and gas                                 $ 315,092   $ 33,401   $  32,523   $      -     $ 381,016
  Gain on disposition of oil and gas
    properties, net (a)                             274        -          -             -           274
                                               --------    -------    --------    ---------    --------
                                                315,366     33,401      32,523          -       381,290
                                               --------    -------    --------    ---------    --------
Costs and expenses:
  Oil and gas production                        (88,480)   (12,373)    (10,902)         -      (111,755)
  Depletion                                    (114,621)   (19,373)    (19,532)         -      (153,526)
  Exploration and abandonments                   (6,757)    (3,990)     (5,326)      (3,936)    (20,009)
  Geological and geophysical                    (17,604)    (7,953)     (2,905)      (2,051)    (30,513)
                                               --------    -------    --------    ---------    --------
                                               (227,462)    (43,689)   (38,665)      (5,987)   (315,803)
                                               --------    --------   --------    ---------    --------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                      $  87,904   $(10,288)  $  (6,142)  $   (5,987)  $  65,487
                                               ========    =======    ========    =========    ========
Production:
  Oil (MBbls)                                     7,822      1,757       1,634          -        11,213
  NGLs (MBbls)                                    5,027        131         112          -         5,270
  Gas (MMcf)                                     71,280     8,330       11,651          -        91,261
  Total (MBOE)                                   24,729      3,276       3,688          -        31,693
Average daily production:
  Oil (Bbls)                                     43,217      9,705       9,031          -        61,953
  NGLs (Bbls)                                    27,774        723         617          -        29,114
  Gas (Mcf)                                     393,811     46,025      64,370          -       504,206
Average oil price (per Bbl)                   $   14.44   $  11.64   $   11.14   $      -     $   13.52
Average NGL price (per Bbl)                   $    9.93   $  11.00   $   12.20   $      -     $   10.00
Average gas price (per Mcf)                   $    2.14   $   1.38   $    1.11   $      -     $    1.94
Costs (per BOE):
  Lease operating expense                     $    2.92   $   3.73   $    2.79   $      -     $    2.99
  Production taxes                            $     .52   $    -     $     .17   $      -     $     .42
  Workover costs                              $     .14   $    .05   $     -     $      -     $     .12
                                               --------    -------    --------    ---------    --------
    Total production costs                    $    3.58   $   3.78   $    2.96   $      -     $    3.53
                                               ========    =======    ========    =========    ========
  Depletion                                   $    4.64   $   5.91   $    5.30   $      -     $    4.84

                                                             Six Months Ended June 30, 1997
                                              ---------------------------------------------------------
                                               United                              Other
                                               States      Canada    Argentina   Foreign (b)    Total
                                              ---------   --------   ---------   -----------  ---------
Revenues:
  Oil and gas                                 $ 197,083   $    -     $   1,543   $      -     $ 198,626
  Gain on disposition of oil and gas
    properties, net (a)                           1,071        -           -            -         1,071
                                               --------    -------    --------    ---------    --------
                                                198,154        -         1,543          -       199,697
                                               --------    -------    --------    ---------    --------
Costs and expenses:
  Oil and gas production                        (49,211)       -          (460)         -       (49,671)
  Depletion                                     (55,459)       -          (713)         -       (56,172)
  Exploration and abandonments                  (11,029)       -          (220)         -       (11,249)
  Geological and geophysical                     (5,790)       -          (934)        (442)     (7,166)
                                               --------    -------    --------    ---------    --------
                                               (121,489)       -        (2,327)        (442)   (124,258)
                                               --------    -------    --------    ---------    --------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                      $  76,665   $    -     $    (784)  $     (442)  $  75,439
                                               ========    =======    ========    =========    ========
Production:
  Oil (MBbls)                                     5,679        -            74          -         5,753
  Gas (MMcf)                                     38,957        -           -            -        38,957
  Total (MBOE)                                   12,172        -            74          -        12,246
Average daily production:
  Oil (Bbls)                                     31,376        -           411          -        31,787
  Gas (Mcf)                                     215,230        -           -            -       215,230
Average oil price (per Bbl)                   $   19.18   $    -     $   20.76   $      -     $   19.20
Average gas price (per Mcf)                   $    2.26   $    -     $     -     $      -     $    2.26
Costs (per BOE):
  Lease operating expense                     $    2.77   $    -     $    5.96   $      -     $    2.79
  Production taxes                            $     .92   $    -     $     .23   $      -     $     .91
  Workover costs                              $     .35   $    -     $     -     $      -     $     .35
                                               --------    -------    --------    ---------    --------
    Total production costs                    $    4.04   $    -     $    6.19   $      -     $    4.05
                                               ========    =======    ========    =========    ========
  Depletion                                   $    4.56   $    -     $    9.59   $      -     $    4.59

                                       22

                        PIONEER NATURAL RESOURCES COMPANY

                                                           Three Months Ended June 30, 1998
                                              ---------------------------------------------------------
                                               United                              Other
                                               States      Canada    Argentina   Foreign (b)    Total
                                              ---------   --------   ---------   ----------   ---------
Revenues:
  Oil and gas                                 $ 150,389   $ 16,959   $  16,299   $      -     $ 183,647
  Gain on disposition of oil and gas
    properties, net (a)                             274        -          -             -           274
                                               --------    -------    --------    ---------    --------
                                                150,663     16,959      16,299          -       183,921
                                               --------    -------    --------    ---------    --------
Costs and expenses:
  Oil and gas production                        (44,135)    (6,698)     (5,780)         -       (56,613)
  Depletion                                     (59,847)   (10,432)    (10,092)         -       (80,371)
  Exploration and abandonments                   (2,781)      (735)     (3,118)      (2,249)     (8,883)
  Geological and geophysical                    (11,153)    (3,365)     (1,914)      (1,258)    (17,690)
                                               --------    -------    --------    ---------    --------
                                               (117,916)   (21,230)    (20,904)      (3,507)   (163,557)
                                               --------    --------   --------    ---------    --------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                      $  32,747   $ (4,271)  $  (4,605)  $   (3,507)  $  20,364
                                               ========    =======    ========    =========    ========

Production:
  Oil (MBbls)                                     3,956        872         792          -         5,620
  NGLs (MBbls)                                    2,614         69          58          -         2,741
  Gas (MMcf)                                     36,280      4,757       6,194          -        47,231
  Total (MBOE)                                   12,617      1,734       1,882          -        16,233
Average daily production:
  Oil (Bbls)                                     43,479      9,577       8,706          -        61,762
  NGLs (Bbls)                                    28,723        753         634          -        30,110
  Gas (Mcf)                                     398,677     52,278      68,067          -       519,022
Average oil price (per Bbl)                   $   13.81   $  11.45   $   11.11   $      -     $   13.06
Average NGL price (per Bbl)                   $    8.91   $  10.08   $   10.44   $      -     $    8.97
Average gas price (per Mcf)                   $    2.00   $   1.32   $    1.11   $      -     $    1.81
Costs (per BOE):
  Lease operating expense                     $    2.89   $   3.79   $    2.89   $      -     $    2.99
  Production taxes                            $     .48   $    -     $     .18   $      -     $     .40
  Workover costs                              $     .12   $    .07   $     -     $      -     $     .10
                                               --------    -------    --------    ---------    --------
    Total production costs                    $    3.49   $   3.86   $    3.07   $      -     $    3.49
                                               ========    =======    ========    =========    ========

  Depletion                                   $    4.74   $   6.02   $    5.36   $      -     $    4.95

                                                           Three Months Ended June 30, 1998
                                              ---------------------------------------------------------
                                               United                              Other
                                               States      Canada    Argentina   Foreign (b)    Total
                                              ---------   --------   ---------   ----------   ---------
Revenues:
  Oil and gas                                 $  94,113   $    -     $     734   $      -     $  94,847
  Gain on disposition of oil and gas
    properties, net (a)                           1,122        -           -            -         1,122
                                               --------     ------    --------    ---------    --------
                                                 95,235        -           734          -        95,969
                                               --------     ------    --------    ---------    --------
Costs and expenses:
  Oil and gas production                        (24,797)       -          (161)         -       (24,958)
  Depletion                                     (28,872)       -          (294)         -       (29,166)
  Exploration and abandonments                   (6,021)       -           174          -        (5,847)
  Geological and geophysical                     (3,999)       -          (512)        (442)     (4,953)
                                               --------     ------    --------    ---------    --------
                                                (63,689)       -          (793)        (442)    (64,924)
                                               --------     ------    --------    ---------    --------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes                       $  31,546   $    -     $     (59)  $     (442)  $  31,045
                                               ========    =======    ========    =========    ========

Production:
  Oil (MBbls)                                     2,841        -            40          -         2,881
  Gas (MMcf)                                     20,221        -           -            -        20,221
  Total (MBOE)                                    6,211        -            40          -         6,251
Average daily production:
  Oil (Bbls)                                     31,219        -           444          -        31,663
  Gas (Mcf)                                     222,210        -           -            -       222,210
Average oil price (per Bbl)                   $   18.41   $    -     $   18.17   $      -     $   18.41
Average gas price (per Mcf)                   $    2.07   $    -     $     -     $      -     $    2.07
Costs (per BOE):
  Lease operating expense                     $    2.89   $    -     $    3.56   $      -     $    2.89
  Production taxes                            $     .79   $    -     $     .42   $      -     $     .79
  Workover costs                              $     .31   $    -     $     -     $      -     $     .31
                                               --------    -------    --------    ---------    --------
    Total production costs                    $    3.99   $    -     $    3.98   $      -     $    3.99
                                               ========    =======    ========    =========    ========

  Depletion                                   $    4.65   $    -     $    7.28   $      -     $    4.67

---------------
(a) The 1997 amounts do not include the gain related to the disposition of the Company's subsidiary which owned an interest in oil and gas properties in Turkey.
(b) Other foreign amounts primarily relate to exploratory activities in Guatemala and South Africa.
                                       23

                        PIONEER NATURAL RESOURCES COMPANY


       Oil and Gas Revenues. Revenues from oil and gas operations totaled $183.6 million and $381.0 million for the three and six months ended June 30, 1998 compared to $94.8 million and $198.6 million for the same periods in 1997, representing an increase of 94% and 92%, respectively. The increase is primarily attributable to oil and gas production added from the oil and gas properties acquired from Mesa and Chauvco and the results of the Company's 1998 drilling program, offset by declines in commodity prices.

       Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by the Company and produced by Company-operated properties. Consequently, the Company now accounts for natural gas production as processed natural gas liquids and dry residue gas, and separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per Mcf for natural gas for the three and six months ended June 30, 1998 is the price received for dry residue gas and the price per Mcf for natural gas for the three and six months ended June 30, 1997 is a price for natural gas liquids combined with dry residue gas.

       On a BOE basis, production increased by 160% and 159% for the three and six months ended June 30, 1998, respectively, as compared to the same periods in 1997. The additional production volumes from the Mesa properties contributed approximately 92% of production growth and the Chauvco properties contributed approximately 57% for each of the three and six months ended June 30, 1998. The remainder of the increases are a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for 1997 related to properties included in the 1997 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1997 and the Mesa and Chauvco properties acquired in 1997, on a BOE basis, production increased 18% and 20% for the three and six months ended June 30, 1998 as compared to the same periods in 1997.

       The average oil price for the six months ended June 30, 1998 decreased 30% (from $19.20 to $13.52 for the six months ended June 30, 1997 and 1998, respectively) and the average gas price decreased 14% (from $2.26 to $1.94 for the six months ended June 30, 1997 and 1998, respectively). During the three months ended June 30, 1998, the average price of oil and gas received decreased 29% (from $18.41 during the second quarter of 1997 to $13.06 during the second quarter of 1998) and 13% (from $2.07 during the second quarter of 1997 to $1.81 during the second quarter of 1998), respectively. The average NGL price for the three and six months ended June 30, 1998 was $8.97 and $10.00, respectively.

       Hedging Activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company from time to time enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the first half of 1998, the Company's hedging activities increased the average price received for oil and gas sales 8% and 2%, respectively, as discussed below.

       Crude Oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three and six months ended June 30, 1998 was $11.97 per Bbl and $12.54 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $14.67 per Bbl and $15.28 per Bbl, respectively. The Company recorded net increases to oil revenues of $6.2 million and $11 million for the three and six months ended June 30, 1998, respectively, as a result of its commodity hedges.

                        PIONEER NATURAL RESOURCES COMPANY


     During the three and six months ended June 30, 1997, the Company realized an average price for physical oil sales (excluding hedge results) of $18.62 per Bbl and $20.24 per Bbl, respectively, while, as a point of reference, the comparable average NYMEX prompt month closing per Bbl for the same periods was $19.94 per Bbl and $21.36 per Bbl, respectively. The Company recorded net reductions to oil revenues of $606 thousand and $6 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

     Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three and six months ended June 30, 1998 was $1.88 per Mcf and $1.91 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing for the same periods was $2.26 and $2.24 per Mcf, respectively. The Company recorded a net reduction to gas revenues of $3.2 million during the three months ended June 30, 1998 and a net increase to gas revenues of $2.3 million for the six months ended June 30, 1998, as a result of its commodity hedges.

     During the three and six months ended June 30, 1997, the Company realized an average price for physical gas sales (excluding hedge results) of $2.05 per Mcf and $2.42 per Mcf, respectively, while as a point of reference, the comparable average NYMEX prompt month closing for the same periods was $2.14 and $2.25 per Mcf, respectively. The Company recorded net increase to gas revenues of $471 thousand and a net reduction to gas revenues of $6.1 million for the three and six months ended June 30, 1997, respectively, as a result of its commodity hedges.

     See Note E of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions at June 30, 1998 and the related prices to be realized.

     Production Costs. Total production costs per BOE decreased to $3.53 during the six months ended June 30, 1998 as compared to production costs per BOE of $4.05 during the same period in 1997. The decrease is due to decreases in domestic production taxes caused by lower commodity prices and decreases in workover expense, offset by increases in lease operating expenses. During the three months ended June 30, 1998 production costs per BOE decreased 13% to $3.49 from $3.99 during the same periods in 1997.

     Depletion Expense. Depletion expense per BOE increased to $4.95 and $4.84 during the three and six months ended June 30, 1998, respectively, as compared to $4.67 and $4.59 per BOE during the same periods in 1997. The increase in depletion expense per BOE during 1998 is primarily associated with the value allocated to Chauvco's reserves and decreases in oil and gas reserves due to declines in oil and gas prices from June 30, 1997 to June 30, 1998.

     Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $26.6 million and $50.5 million during the three and six months ended June 30, 1998, respectively, from $10.8 million and $18.4 million during the same periods in 1997. The increase is largely the result of increased geological and geophysical activity, both in domestic and international activity, resulting from the Company's increased focus on exploration activities.
                                          Three months          Six months
                                         ended June 30,        ended June 30,
                                      -------------------   -------------------
                                        1998       1997       1998       1997
                                      --------   --------   --------   --------
                                                   (in thousands)
   Exploratory dry holes:
     United States                    $  1,055   $  5,183   $  2,801   $  9,701
     Foreign                             3,965       (174)     7,547        219
   Geological and geophysical costs:
     United States                      11,153      3,999     17,604      5,790
     Foreign                             6,537        954     12,909      1,376
   Leasehold abandonments and other      3,863        838      9,661      1,329
                                       -------    -------    -------    -------

                                      $ 26,573   $ 10,800   $ 50,522   $ 18,415
                                       =======    =======    =======    =======

                        PIONEER NATURAL RESOURCES COMPANY



        Approximately 26% of the Company's 1998 capital budget will be spent on exploratory projects (compared to 25% in 1997 and 16.7% in 1996). The Company currently anticipates that its 1998 exploration efforts will be concentrated in the Gulf Coast region, Canada and Argentina. The Company continues to review opportunities involving exploration joint ventures in domestic or international areas outside the Company's existing core operating areas.

  General and Administrative Expense

        General and administrative expense was $17.4 million and $37.4 million for the three and six months ended June 30, 1998, respectively, as compared to $8.3 million and $15 million for the same periods ended June 30, 1997, representing an increase of $9.1 million and $22.4 million, respectively. The increase is primarily due to the acquisitions of Mesa and Chauvco.

        Reorganization costs for the six months ended June 30, 1998 totaled $20.5 million. As announced in February 1998, the Company has consolidated its six domestic operating divisions into three geographic regions and is relocating most of its administrative services to Dallas, Texas. During the six months ended June 30, 1998, the Company has recorded severance, relocation, lease termination and other costs of approximately $20.5 million relating to this reorganization. The Company's additional reorganization costs incurred throughout the remainder of 1998 are expected to be minimal.

  Interest Expense

        During the three months ended June 30, 1998, interest expense increased $30.7 million to $41.0 million from $10.3 million for the second quarter of 1997. Interest expense for the six months ended June 30, 1998 increased to $80.5 million as compared to $20.2 million for the same period in 1997. The increase is due to an increase of $1.7 billion in the weighted average outstanding balance of the Company's indebtedness for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. The increase in the weighted average outstanding balance of the Company's indebtedness was primarily the result of the additional debt assumed from Mesa, and to a lesser extent, from Chauvco. This increase is slightly offset by a decrease in the weighted average interest rate on the Company's indebtedness from 7.83% during the first half of 1997 to 7.45% during the first half of 1998.

        During the three and six months ended June 30, 1998, the Company was a party to various interest rate swap agreements that resulted in an increase in interest expense of $78 thousand and $73 thousand, respectively. During the same periods in 1997, such agreements resulted in a reduction in interest expense of $310 thousand and $700 thousand, respectively.

  Income Taxes

        The Company's income tax benefit of $17.7 million and $31.1 million for the three and six months ended June 30, 1998, respectively, and the provision of $4.4 million and $14.5 million for the three and six months ended June 30, 1997, respectively, reflect the net benefit and provision resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. At June 30, 1998, the Company has a current deferred tax asset of $18.5 million and a noncurrent deferred tax asset of $70.3 million. Management believes that it is more likely than not that the net deferred tax asset is realizable; however, realization is contingent upon future profitable operations and is not assured.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.
                                       26

                        PIONEER NATURAL RESOURCES COMPANY


        The Company's cash expenditures during the first half of 1998 for additions to oil and gas properties totaled $330.1 million. This amount includes $35.3 million for the acquisition of properties and $294.8 million for development and exploratory drilling. Significant drilling expenditures in the first half of 1998 included $86.9 million in the Permian Basin region, $97.9 million in the Gulf Coast region, $19.9 million in the MidContinent region, $53.1 million in Canada, $31.6 in Argentina and $5.4 million in other international areas.

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

        Net cash provided by operating activities was $91.4 million and $160.4 million during the three and six months ended June 30, 1998, as compared to net cash provided by operating activities of $51.1 million and $124.6 million for the same periods in 1997. These increases are primarily attributable to cash flows generated by the oil and gas properties acquired from Mesa and Chauvco in 1997, offset, to some extent, by decreased commodity prices and increases in interest expense, general and administrative expenses and reorganization costs.

        Financing Activities. The Company had an outstanding balance under its bank facilities at June 30, 1998 of $1.2 billion (including outstanding, undrawn letters of credit of $28.0 million), leaving approximately $217.7 million of unused borrowing base immediately available. At June 30, 1998, the Company had four other outstanding significant debt issuances. Such debt issuances consist of (i) $150 million of 8-7/8% senior notes due in 2005, (ii) $150 million of 8-1/4% senior notes due in 2007, (iii) $350 million of 6.5% senior notes due in 2008 and (iv) $250 million of 7.2% senior notes due in 2028. The weighted average interest rate for the six months ended June 30, 1998 on the Company's indebtedness was 7.45% as compared to 7.83% for the six months ended June 30, 1997 (taking into account the effect of interest rate swaps).

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

        As the Company pursues its strategy, it will continue to utilize various financing sources, including fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors.

        Sales of Nonstrategic Assets. During the six months ended June 30, 1998 and 1997, proceeds from the sale of domestic nonstrategic assets totaled $16.1 million and $12.3 million, respectively. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes. In February 1998, the Company announced its intentions

                        PIONEER NATURAL RESOURCES COMPANY


to sell domestic nonstrategic properties for proceeds ranging from $375 to $550 million. These properties represent an estimated 10% to 12% of the Company's reserves at December 31, 1997. The Company plans to complete this divestiture in the latter part of 1998. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve operating and administrative efficiencies and improved profitability.

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

        Liquidity. At June 30, 1998, the Company had $45.7 million of cash and cash equivalents on hand, compared to $71.7 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.20 at June 30, 1998 and 1.18 at December 31, 1997.

---------------

(1) The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 1997 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 21, 1998 in Dallas, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 13, 1998). The following is a brief description of the proposals and results of the stockholder votes.

Election of Directors. Prior to the meeting, the Company's Board of Directors designated four nominees as Class I directors with their terms to expire at the annual meeting in 2001 when their successors are elected and qualified. Messrs. Gardner, Houghton and Smith were, at the time of such nomination and at the time of the meeting, directors of the Company. Mr. Turcotte was a new candidate for director of the Company. Each nominee was reelected or elected as a director of the Company, with the results of the stockholder voting being as follows:

                                            Authority                Broker
                                 For        Withheld     Abstain    Non-Votes
                              ----------    ---------    -------    ---------
   R. Hartwell Gardner        88,327,027    1,702,497        -          -
   James L. Houghton          88,327,235    1,702,289        -          -
   Philip B. Smith            88,286,594    1,742,930        -          -
   Guy J. Turcotte            88,239,904    1,789,620        -          -

The term of office for the following directors continues as of June 30, 1998: I. Jon Brumley, Scott D. Sheffield, James R. Baroffio, R. Hartwell Gardner, Kenneth
A. Hersh, James L. Houghton, Jerry P. Jones, T. Boone Pickens, Richard E. Rainwater, Charles E. Ramsey, Jr., Philip B. Smith, Robert L. Stillwell and Guy
J. Turcotte.

Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 1998 was approved by the Company's Board of Directors on December 5, 1997. At the annual meeting of stockholders, the selection of Ernst & Young LLP was submitted to the stockholders for ratification. Such selection was ratified, with the results of the stockholder voting being as follows:

               For                               89,783,181
               Against                              111,026
               Abstain                              135,317
               Broker non-votes                         -

                        PIONEER NATURAL RESOURCES COMPANY


Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    27.1 Financial Data Schedule

Reports on Form 8-K

During the quarter ended June 30, 1998, the Company filed the following Current Reports on Form 8-K:

    (1) On June 2, 1998, the Company filed a Current Report on Form 8-K dated May 29, 1998, reporting under Item 5 (Other Events), the resignation of Arthur L. Smith as a member of the Board of Directors. Mr. Smith has resigned as a result of accepting the position of Chairman and CEO with Torch Energy Advisors Incorporated.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         PIONEER NATURAL RESOURCES COMPANY




Date:     August 7, 1998             By:     /s/ Scott D. Sheffield
                                         ---------------------------------
                                             Scott D. Sheffield
                                             President


Date:     August 7, 1998             By:     /s/ M. Garrett Smith
                                         ---------------------------------
                                             M. Garrett Smith
                                             Executive Vice President and
                                             Chief Financial Officer


Date:     August 7, 1998             By:     /s/ Rich Dealy
                                         ---------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index                                                            Page

    27.1   Financial Data Schedule