Form 10-Q
period 1998-09-30
PIONEER NATURAL RESOURCES CO
filed 1998-11-13
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



     / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
   October 31, 1998................................................ 100,217,893

                        PIONEER NATURAL RESOURCES COMPANY


                                TABLE OF CONTENTS



                                                                          Page
                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 and
           December 31, 1997   .............................................3

        Consolidated Statements of Operations and Comprehensive
          Income for the three and nine months ended September 30,
          1998 and 1997.....................................................5

        Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1998...................................6

        Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1998 and 1997..........................7

        Notes to Consolidated Financial Statements..........................8

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................18


                         PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................29

Item 5. Other Information..................................................29

Item 6. Exhibits and Reports on Form 8-K...................................29

        Signatures.........................................................30

        Exhibit Index......................................................31

                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                September 30,    December 31,
                                                    1998             1997
                                                ------------     -----------
                                                (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents                     $    70,285      $    71,713
  Restricted cash                                    25,020            1,695
  Accounts receivable:
    Trade, net                                       42,640           75,432
    Oil and gas sales                                56,751          116,500
  Inventories                                        17,460           13,576
  Deferred income taxes                              16,100           16,900
  Other current assets                               10,238           12,372
                                                 ----------       ----------
          Total current assets                      238,494          308,188
                                                 ----------       ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
       Proved properties                          3,899,703        3,575,971
       Unproved properties                          464,750          545,074
  Accumulated depletion, depreciation and
    amortization                                   (847,496)        (605,203)
                                                 ----------       ----------
                                                  3,516,957        3,515,842
                                                 ----------       ----------
Deferred income taxes                               102,200              -
Other property and equipment, net                    50,694           44,017
Other assets, net                                    84,281           78,543
                                                 ----------       ----------
                                                $ 3,992,626      $ 3,946,590
                                                 ==========       ==========

The financial information included as of September 30, 1998 has been prepared by management without audit by independent public accountants.

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                September 30,    December 31,
                                                    1998             1997
                                                ------------     -----------
                                                (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt         $     1,712      $     5,791
   Undistributed unit purchases                         -              1,695
   Accounts payable:
      Trade                                         108,088          176,697
      Affiliates                                      5,032            9,994
   Other current liabilities                        112,501           67,375
                                                 ----------       ----------
            Total current liabilities               227,333          261,552
                                                 ----------       ----------
Long-term debt, less current maturities           2,164,259        1,943,718
Other noncurrent liabilities                        176,595          180,275
Deferred income taxes                                   -             12,200

Stockholders' equity:
   Preferred stock, $.01 par value; 100,000,000
      shares authorized; one share issued and
      outstanding at September 30, 1998 and
      December 31, 1997, respectively                   -                -
   Common stock, $.01 par value; 500,000,000
      shares authorized; 100,755,293 and
      101,037,562 shares issued at September 30,
      1998 and December 31, 1997, respectively        1,007            1,010
   Additional paid-in capital                     2,350,996        2,359,992
   Treasury stock, at cost; 500,700 and 591
      shares at September 30, 1998 and December
      31, 1997, respectively                         (9,911)             (21)
   Unearned compensation                            (10,101)         (16,196)
   Retained deficit                                (909,574)        (795,940)
   Accumulated other comprehensive income:
      Cumulative translation adjustment               2,022              -
                                                 ----------       ----------
            Total stockholders' equity            1,424,439        1,548,845

Commitments and contingencies (Note E)
                                                 ----------       ----------
                                                $ 3,992,626      $ 3,946,590
                                                 ==========       ==========

The financial information included as of September 30, 1998 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended       Nine months ended
                                                     September 30,           September 30,
                                              -----------------------   -----------------------
                                                 1998         1997         1998         1997
                                              ----------   ----------   ----------   ----------
Revenues:
   Oil and gas                                $  173,462   $  150,354   $  554,478   $  348,980
   Interest and other                              5,868          816        8,191        3,649
   Gain (loss) on disposition of assets, net        (461)         108         (136)       2,745
                                               ---------    ---------    ---------    ---------
                                                 178,869      151,278      562,533      355,374
                                               ---------    ---------    ---------    ---------
Costs and expenses:
   Oil and gas production                         57,753       42,003      169,508       91,674
   Depletion, depreciation and amortization       87,150       67,388      247,208      126,897
   Exploration and abandonments                   35,627       15,513       86,149       34,310
   General and administrative                     19,236       16,779       56,648       31,769
   Reorganization                                    609          -         21,158          -
   Interest                                       41,822       24,110      122,317       44,264
   Other                                           4,874        2,533       18,500        2,982
                                               ---------    ---------    ---------    ---------
                                                 247,071      168,326      721,488      331,896
                                               ---------    ---------    ---------    ---------
Income (loss) before income taxes and
   extraordinary item                            (68,202)     (17,048)    (158,955)      23,478
Income tax benefit (provision)                    24,300        6,000       55,400       (8,500)
                                               ---------    ---------    ---------    ---------
Income (loss) before extraordinary item          (43,902)     (11,048)    (103,555)      14,978
Extraordinary item - loss on early
   extinguishment of debt, net of tax                -         (1,518)         -         (1,518)
                                               ---------    ---------    ---------    ---------
Net income (loss)                                (43,902)     (12,566)    (103,555)      13,460
                                               ---------    ---------    ---------    ---------
Other comprehensive income:
   Translation adjustment                          4,784          -          2,022          -
                                               ---------    ---------    ---------    ---------
Comprehensive income (loss)                   $  (39,118)  $  (12,566)  $ (101,533)  $   13,460
                                               =========    =========    =========    =========
Net income (loss) per share:
  Basic:
    Income (loss) before extraordinary item   $     (.44)  $     (.18)  $    (1.04)  $      .34
    Extraordinary item                               -           (.03)         -           (.03)
                                               ---------    ---------    ---------    ---------
        Net income (loss)                     $     (.44)  $     (.21)  $    (1.04)  $      .31
                                               =========    =========    =========    =========
  Diluted:
    Income (loss) before extraordinary item   $     (.44)  $     (.18)  $    (1.04)  $      .34
    Extraordinary item                               -           (.03)         -           (.03)
                                               ---------    ---------    ---------    ---------
        Net income (loss)                     $     (.44)  $     (.21)  $    (1.04)  $      .31
                                               =========    =========    =========    =========
Dividends declared per share                  $      .05   $      .05   $      .10   $      .10
                                               =========    =========    =========    =========
Weighted average shares outstanding               99,939       59,200       99,982       43,180
                                              ==========   ==========   ==========   ==========

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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)
                                   (Unaudited)

                               Common                                                              Accumulated
                               Stock               Additional                                         Other         Total
                               Shares     Common    Paid-in    Treasury    Unearned    Retained   Comprehensive  Stockholders'
                             Outstanding   Stock    Capital      Stock   Compensation   Deficit       Income        Equity
                             -----------  -------  ----------  --------  ------------  ---------  -------------  ------------
Balance at January 1, 1998   101,036,971  $ 1,010  $2,359,992  $    (21) $  (16,196)   $(795,940)   $     -      $  1,548,845
Common stock issued:
  Adjustment to acquisition
    of Chauvco Resources,
    Ltd.                        (401,755)      (4)    (11,095)      -           -            -            -           (11,099)
Tax provision related to
  restricted stock                   -        -          (600)      -           -            -            -              (600)
Purchase of treasury stock      (500,109)     -           -      (9,890)        -            -            -            (9,890)
Shares awarded                   119,486        1       2,699       -          (881)         -            -             1,819
Amortization of unearned
  compensation                       -        -           -         -         6,976          -            -             6,976
Dividends ($.10 per share)           -        -           -         -           -        (10,079)         -           (10,079)
Net loss                             -        -           -         -           -       (103,555)         -          (103,555)
Other comprehensive income:
  Translation adjustment             -        -           -         -           -            -          2,022           2,022
                             -----------   ------   ---------   -------   ---------     --------   ----------     -----------
Balance at September 30,
  1998                       100,254,593  $ 1,007  $2,350,996  $ (9,911) $  (10,101)   $(909,574) $     2,022    $  1,424,439
                             ===========   ======   =========   =======   =========     ========   ==========     ===========

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             Three months ended      Nine months ended
                                                                September 30,          September 30,
                                                           ---------------------   ---------------------
                                                              1998       1997        1998        1997
                                                           ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)                                        $ (43,902)  $ (12,566)  $(103,555)  $  13,460
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Depletion, depreciation and amortization               87,150      67,388     247,208     126,897
       Exploration expenses, including dry holes              29,832      11,390      65,477      25,581
       Deferred income taxes                                 (24,600)     (4,800)    (53,000)      6,600
       (Gain) loss on disposition of assets, net                 461        (108)        136      (2,745)
       Other noncash items                                    12,232      10,720      38,045      12,900
  Change in operating assets and liabilities, net of
     effects from acquisitions and dispositions:
       Accounts receivable                                    59,383      (3,032)     96,685       8,992
       Inventories                                               731         729         874      (1,122)
       Other current assets                                      236        (544)     (1,093)        136
       Accounts payable                                       (2,198)     (4,074)    (26,921)       (975)
       Accrued income taxes and other current liabilities    (13,237)    (10,628)      2,652     (10,656)
                                                            --------    --------    --------    --------
         Net cash provided by operating activities           106,088      54,475     266,508     179,068
                                                            --------    --------    --------    --------
Cash flows from investing activities:
  Payment for acquisition, net of cash acquired                  -          (519)       (424)       (519)
  Proceeds from disposition of assets                          3,560         560      19,682      12,838
  Additions to oil and gas properties                        (97,866)    (81,300)   (427,938)   (246,574)
  Other property additions, net                               (5,985)     (4,902)    (23,390)     (9,878)
                                                            --------    --------    --------    --------
         Net cash used in investing activities              (100,291)    (86,161)   (432,070)   (244,133)
                                                            --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt                             96,709      63,353     922,910     104,896
  Principal payments on long-term debt                       (63,277)     (5,477)   (694,502)    (18,279)
  Payments of other noncurrent liabilities                    (4,686)     (1,775)    (37,001)     (2,482)
  Deferred loan fees/issuance costs                           (1,765)        -        (7,199)        -
  Dividends                                                   (5,023)     (3,722)    (10,079)     (5,476)
  Purchase of treasury stock                                  (3,112)        -        (9,890)     (2,932)
  Exercise of long-term incentive plan stock options             -        10,095         -        11,258
                                                            --------    --------    --------    --------
         Net cash provided by financing activities            18,846      62,474     164,239      86,985
                                                            --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents          24,643      30,788      (1,323)     21,920
Effect of exchange rate changes on cash and
  cash equivalents                                               (51)        -          (105)        -
Cash and cash equivalents, beginning of period                45,693       9,843      71,713      18,711
                                                            --------    --------    --------    --------
Cash and cash equivalents, end of period                   $  70,285   $  40,631   $  70,285   $  40,631
                                                            ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



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

       In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley prior to August 1997; for the period from August 1997 through December 31, 1997, the historical financial statements for the Company reflect the above described merger of Parker & Parsley and Mesa; and, as of December 31, 1997, the financial statements for the Company have included the addition of the acquired assets and liabilities of Chauvco.

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income
(loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which includes, but is not limited to, unrealized gains for marketable securities and future contracts, foreign currency translation adjustments and minimum pension liability adjustments. The accompanying consolidated financial statements for the Company reflect other comprehensive income consisting of foreign currency translation adjustments.

NOTE C.     Pending Asset Divestiture

       In September 1998, the Company signed a purchase and sale agreement (the "Agreement") to sell certain non-strategic oil and gas properties for estimated proceeds of $410 million. The Agreement will be effective October 1, 1998 and is anticipated to close by December 31, 1998. The consummation of this Agreement is primarily dependent upon the buyer's successful ability to finance the purchase as well as certain other contingencies defined in the Agreement. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized in accordance with the Agreement. The buyer has paid a performance deposit of $25 million to the Company. Such funds have been classified as restricted cash in the accompanying Consolidated Balance Sheet as of September 30, 1998. When the Agreement is consummated, the proceeds will be utilized to reduce the Company's outstanding bank indebtedness.

NOTE D.     Senior Note Issuances

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

NOTE E.     Commitments and Contingencies

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

        The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10%) dating from July 1, 1967. In March 1995, the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiff's claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company would have been liable for between 50% and 60%, depending on the time period covered, of an adverse judgment against CIG for post-February 1988 underpayments of royalties.

        On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit Court of Appeals, where oral arguments have been scheduled for December 4, 1998. A decision by the Fifth Circuit Court could be announced as early as the first quarter of 1999.

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

        The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10,

1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of September 30, 1998, the Company has paid $1.4 million and has set aside $29.3 million, including accrued interest, in an escrow account with a similar provision for such litigation recorded in the accompanying Consolidated Balance Sheet as of September 30, 1998.

NOTE F.     Commodity Hedge Derivatives

        The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

        Crude oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts as of September 30, 1998.

                                                                                              Yearly
                                    First         Second          Third         Fourth      Outstanding
                                   Quarter        Quarter        Quarter        Quarter       Average
                                ------------   ------------   ------------   ------------   ------------
Daily oil production:
   1998 - Swap Contracts
     Volume (Bbl)                                                                   8,900          8,900
     Price per Bbl                                                           $      19.74   $      19.74

   1998 - Collar Options
     Volume (Bbl)                                                                   2,000          2,000
     Price per Bbl                                                           $18.70-20.65   $18.70-20.65

   1998 - Long Put Options
     Volume (Bbl)                                                                   2,000          2,000
     Price per Bbl                                                           $      18.40   $      18.40

   1999 - Swap Contracts*
     Volume (Bbl)                     12,500         12,500         12,500         12,500         12,500
     Price per Bbl              $      17.86   $      17.86   $      17.86   $      17.86   $      17.86

   1999 - Collar Options**
     Volume (Bbl)                      5,000          5,000          5,000          5,000          5,000
     Price per Bbl              $17.00-19.05   $17.00-19.05   $17.00-19.05   $17.00-19.05   $17.00-19.05

  * The counterparties to the 1999 Swap Contracts have the contractual right to extend 7,000 barrels per day through the year 2000 at a price per barrel of $17.79.
** Concurrent with the Company's purchase of the 1999 Collar Options, the Company sold 1999 put options to the counterparties for a volume of 5,000 Bbls per day at a price per barrel of $14.50. Consequently, there is no effective minimum price to be realized from the collar options if the NYMEX price falls below $14.50. The counterparties to the 1999 Collar Options have the contractual right to extend the collar options and the associated put options at the same prices through the year 2000.

      The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized (excluding hedge results) and reported, and net effects of settlements of oil price hedges to revenue:

                                      Three months ended    Nine months ended
                                          September 30,       September 30,
                                      ------------------   ------------------
                                        1998       1997      1998       1997
                                      -------    -------   -------    -------

  Average price reported per Bbl      $ 12.97    $ 17.93   $ 13.34    $ 18.70
  Average price realized per Bbl      $ 11.80    $ 18.03   $ 12.30    $ 19.37
  Addition/(reduction) to revenue
    (in millions)                     $   6.2    $   (.4)  $  17.2    $  (6.3)

      Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of September 30, 1998. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                                                                                      Yearly
                                   First       Second        Third       Fourth     Outstanding
                                  Quarter      Quarter      Quarter      Quarter      Average
                                ----------   ----------   ----------   ----------   ----------
Daily oil production:
   1998 - Swap Contracts
     Volume (Mcf)                                                          51,848       51,848
     Index price per MMBtu                                             $     2.00   $     2.00
     NYMEX price per MMBtu                                             $     2.32   $     2.32

   1998 - Collar Options*
     Volume (Mcf)                                                          11,489       11,489
     Index price per MMBtu                                             $1.64-1.87   $1.64-1.87

   1998 - Long Put Options
     Volume (Mcf)                                                         254,402      254,402
     Index price per MMBtu                                             $     1.91   $     1.91
     NYMEX price per MMBtu                                             $     2.32   $     2.32

   1999 - Swap Contracts**
     Volume (Mcf)                  127,500      149,945      145,000      123,451      136,486
     Index price per MMBtu      $     2.21   $     2.23   $     2.24   $     2.27   $     2.24
     NYMEX price per MMBtu      $     2.39   $     2.39   $     2.39   $     2.39   $     2.39

   1999 - Collar Contracts***
     Volume (Mcf)                  179,827      179,827      179,827      170,991      177,600
     Index price per MMBtu      $2.06-2.65   $2.06-2.60   $2.06-2.60   $2.08-2.65   $2.07-2.63
     NYMEX price per MMBtu      $     2.39   $     2.39   $     2.39   $     2.39   $     2.39

   2000 - Swap  Contracts**
     Volume (Mcf)                   35,000       35,000       35,000       35,000       35,000
     Index price per MMBtu      $     2.41   $     2.41   $     2.41   $     2.41   $     2.41

   2000 - Collar Options****
     Volume (Mcf)                   74,000       74,000       74,000       71,348       73,534
     Index price per MMBtu      $2.17-2.85   $2.17-2.85   $2.17-2.85   $2.19-2.88   $2.18-2.86

    * Concurrent with the Company's purchase of the 1998 Collar Options, the Company sold 1998 put options to the counterparties for a volume of 11,489 Mcf per day at an index price of $1.35 per MMBtu. Consequently, there is no effective minimum price to be realized from the collar options if the index price falls below $1.35.
  ** The counterparties to the 1999 and 2000 Swap Contracts have the contractual right to extend 35,000 Mcf per day for one additional year at prices of $2.40 and $2.41 per Mcf, respectively.
*** Concurrent with the Company's purchase of certain of the 1999 Collar Options, the Company sold 1999 put options to the counterparties for 125,100 Mcf per day at an average index price of $1.82 per MMBtu. Consequently, there is no effective minimum price to be realized from an equal volume of the 1999 Collar Options if the index price falls below $1.82. 65,000 Mcf per day of the 1999 Collar Options and associated put options sold are extendable at the option of the counterparties for a period of one year at average per Mcf prices of $2.18-$2.79 for the collar options and $1.88 for the put options.
**** 70,000 Mcf per day of the 2000 Collar Options are extendable for one year at prices of $2.19-$2.89. Concurrent with the Company's purchase of the 2000 Collar Options, the Company sold 2000 put options to the counterparties for an equal volume at an index price of $1.87 per MMBtu. Consequently, there is no minimum price to be realized from the collar options if the index price falls below $1.87. 70,000 Mcf per day of the put options are extendable for one year at a price of $1.89 per MMBtu.

      The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized (excluding hedge results) and reported, and net effects of settlements of gas price hedges to revenue:

                                      Three months ended    Nine months ended
                                          September 30,       September 30,
                                      ------------------   ------------------
                                        1998       1997      1998       1997
                                      -------    -------   -------    -------

   Average price reported per Mcf     $  1.73    $  2.16   $  1.87    $  2.21
   Average price realized per Mcf     $  1.68    $  2.22   $  1.83    $  2.32
   Addition/(reduction) to revenue
     (in millions)                    $   2.5    $  (1.8)  $   4.8    $  (7.9)

NOTE G.     Other Derivatives

        During 1996, Mesa entered into Btu swap agreements covering 13,036 MMBtu per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company will receive a premium of $.52 per MMBtu over market natural gas prices from January 1, 1997 through December 31, 1998. Following this two-year period, the Company will receive 10% of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, other expenses in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1998 include a $3.0 million noncash pre-tax mark-to-market adjustment to the carrying value of the Btu swap agreements. Other expenses in the accompanying Consolidated Statement of Operations for the nine months ended September 30, 1998 also include mark-to-market adjustments totaling $14.5 million relating to certain foreign currency derivative contracts acquired from Chauvco that do not qualify for hedge accounting treatment. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

NOTE H.     Reorganization

        In February 1998, the Company announced its plans to sell certain nonstrategic fields and its intentions to reorganize its operations by combining its six domestic operating regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas. Shortly after the announcement, the Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the nine months ended September 30, 1998, the Company has recognized severance, relocation, lease termination and other costs of approximately $21.2 million relating to this reorganization.

NOTE I.     Pioneer USA

      Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the U.S. Securities and Exchange Commission ("SEC"), the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Balance Sheet, Consolidating Statement of Operations and Consolidating Statement of Cash Flows present, on a stand-alone basis, financial information for Pioneer Natural Resources Company as the Parent, Pioneer USA and the non-guarantor subsidiaries of the Company. All investments in subsidiaries are presented using the equity method and are eliminated in consolidation. Pioneer USA is not restricted from making distributions to the Company.

      Pioneer USA's guarantees of the Company's debt securities were executed as a result of the merger with Mesa in August 1997. Consequently, the Consolidating Statements of Operations and Consolidating Statement of Cash Flows for the nine months ended September 30, 1997 have not been presented.

                           CONSOLIDATING BALANCE SHEET
                            As of September 30, 1998
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                           Pioneer
                                           Natural
                                          Resources                      Non-
                                           Company       Pioneer      Guarantor                       The
                                           (Parent)        USA       Subsidiaries   Eliminations    Company
                                          ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents               $       17   $    55,963   $     14,305   $       -      $   70,285
  Restricted cash                                -          25,020            -             -          25,020
  Accounts receivable:
    Trade, net                                    55        33,928          8,657           -          42,640
    Affiliates                                   -          10,382        (10,382)          -             -
    Oil and gas sales                            -          34,720         22,031           -          56,751
  Intercompany notes receivable            2,233,305    (1,808,105)      (425,200)          -             -
  Inventories                                    -          10,163          7,297           -          17,460
  Deferred income taxes                       14,900           -            1,200           -          16,100
  Other current assets                            83         8,203          1,952           -          10,238
                                           ---------    ----------    -----------                   ---------
      Total current assets                 2,248,360    (1,629,726)      (380,140)                    238,494
                                           ---------    ----------    -----------                   ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of accounting:
    Proved properties                            -       2,833,297      1,066,406           -       3,899,703
    Unproved properties                          -         121,585        343,165           -         464,750
  Accumulated depletion, depreciation and
    amortization                                 -        (699,528)      (147,968)          -        (847,496)
                                           ---------    ----------    -----------                   ---------
                                                 -       2,255,354      1,261,603                   3,516,957
                                           ---------     ---------    -----------                   ---------
Deferred income taxes                        242,815           -         (140,615)          -         102,200
Other property and equipment, net                -          33,326         17,368           -          50,694
Other assets, net                             10,748        35,288         38,245           -          84,281
Investment in subsidiaries                   625,269       139,421           (940)     (763,750)          -
                                           ---------    ----------    -----------                   ---------
                                          $3,127,192   $   833,663   $    795,521                  $3,992,626
                                           =========    ==========    ===========                   =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt    $      -     $       608   $      1,104   $       -      $    1,712
  Accounts payable:
    Trade                                        315        86,415         21,358           -         108,088
    Affiliates                                    84         5,193           (245)          -           5,032
  Other current liabilities                   15,053        84,928         12,520           -         112,501
                                           ---------    ----------    -----------                   ---------
      Total current liabilities               15,452       177,144         34,737                     227,333
                                           ---------    ----------    -----------                   ---------
Long-term debt, less current maturities    1,884,127            24        280,108           -       2,164,259
Other noncurrent liabilities                     -         145,051         31,544           -         176,595
Deferred income taxes                            (48)          -               48           -             -

Stockholders' equity:
  Partners' Capital                              -             -               22           (22)          -
  Common stock                                   933           -               75            (1)        1,007
  Additional paid-in capital               2,146,213     2,032,175        566,102    (2,393,494)    2,350,996
  Treasury stock, at cost                     (9,911)          -              -             -          (9,911)
  Unearned compensation                          -         (10,101)           -             -         (10,101)
  Retained deficit                          (909,574)   (1,510,630)      (119,137)    1,629,767      (909,574)
  Accumulated other comprehensive income:
    Cumulative translation adjustment            -             -            2,022           -           2,022
                                           ---------    ----------    -----------                   ---------

      Total stockholders' equity           1,227,661       511,444        449,084                   1,424,439

Commitments and contingencies

                                          $3,127,192   $   833,663   $    795,521                  $3,992,626
                                           =========    ==========    ===========                   =========

                                       14

                                            CONSOLIDATING BALANCE SHEET
                                              As of December 31, 1997
                                                  (in thousands)


                                                      ASSETS

                                           Pioneer
                                           Natural
                                          Resources                      Non-
                                           Company       Pioneer      Guarantor                       The
                                           (Parent)        USA       Subsidiaries   Eliminations    Company
                                          ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents               $       41   $    49,033    $    22,639   $              $   71,713
  Restricted cash                                -           1,695            -                         1,695
  Accounts receivable:
    Trade, net                                     5        56,424         19,003                      75,432
    Oil and gas sales                            -          82,145         34,355                     116,500
  Intercompany notes receivable            2,088,082    (1,673,443)      (414,639)                        -
  Inventories                                    -          11,677          1,899                      13,576
  Deferred income taxes                       16,700           -              200                      16,900
  Other current assets                           -           9,293          3,079                      12,372
                                           ---------    ----------     ----------                   ---------
      Total current assets                 2,104,828    (1,463,176)      (333,464)                    308,188
                                           ---------    ----------     ----------                   ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of accounting:
    Proved properties                            -       2,453,750      1,122,221                   3,575,971
    Unproved properties                          -          98,664        446,410                     545,074
  Accumulated depletion, depreciation and
    amortization                                 -        (504,628)      (100,575)                   (605,203)
                                           ---------    ----------     ----------                   ---------
                                                 -       2,047,786      1,468,056                   3,515,842
                                           ---------    ----------     ----------                   ---------
Other property and equipment, net                -          26,096         17,921                      44,017
Other assets, net                              4,705        68,715         28,098       (22,975)       78,543
Investment in subsidiaries                   645,113       284,046            -        (929,159)           -
                                           ---------    ----------     ----------                   ---------
                                          $2,754,646   $   963,467    $ 1,180,611                  $3,946,590
                                           =========    ==========     ==========                   =========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt    $      -     $       538    $    28,228   $   (22,975)   $    5,791
  Undistributed unit purchases                   -           1,695            -                         1,695
  Accounts payable:
    Trade                                        663       113,432         62,602                     176,697
    Affiliates                                    90         9,904            -                         9,994
  Other current liabilities                    5,771        59,953          1,651                      67,375
                                           ---------    ----------     ----------                   ---------

      Total current liabilities                6,524       185,522         92,481                     261,552
                                           ---------    ----------     ----------                   ---------

Long-term debt, less current maturities    1,700,500           565        242,653                   1,943,718
Other noncurrent liabilities                     -         140,668         39,607                     180,275
Deferred income taxes                       (216,253)          -          228,453                      12,200

Stockholders' equity:
  Partners' Capital                              -             -              401          (401)          -
  Common stock                                   901             1            110            (2)        1,010
  Additional paid-in capital               2,058,935     2,049,072        739,518    (2,487,533)    2,359,992
  Treasury stock, at cost                        (21)          -              -                           (21)
  Unearned compensation                          -         (16,196)           -                       (16,196)
  Retained deficit                          (795,940)   (1,396,165)      (162,612)    1,558,777      (795,940)
                                           ---------    -----------    ----------                  ----------

      Total stockholders' equity           1,263,875       636,712        577,417                   1,548,845

Commitments and contingencies

                                          $2,754,646   $   963,467    $ 1,180,611                  $3,946,590
                                           =========    ==========    ===========                   =========

                                       15

          CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                   For the Nine Months Ended September 30, 1998
                                   (in thousands)
                                     (Unaudited)

                                  Pioneer
                                  Natural
                                 Resources                     Non-       Consolidated
                                  Company       Pioneer     Guarantor        Income                        The
                                  (Parent)        USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                 ----------   ----------   ------------   ------------   ------------   ----------
Revenues:
  Oil and gas                    $      -     $  408,885    $   145,593     $      -       $            $  554,478
  Interest and other                     38        7,433             84            -             636         8,191
  Gain (loss) on disposition of
    assets, net                         -           (168)            32            -                          (136)
                                  ---------    ---------     ----------      ---------                   ---------
                                         38      416,150        145,709            -                       562,533
                                  ---------    ---------     ----------      ---------                   ---------
Costs and expenses:
  Oil and gas production                -        124,411         45,097            -                       169,508
  Depletion, depreciation and
    amortization                        -        163,743         83,465            -                       247,208
  Exploration and abandonments          -         52,335         33,814            -                        86,149
  General and administrative          1,424       45,161         10,063            -                        56,648
  Reorganization                        -         21,158            -              -                        21,158
  Interest                          (14,309)     121,196         15,430            -                       122,317
  Equity (income) loss from
    subsidiary                      143,197       (3,929)           -              -        (139,268)          -
  Other                                  14        3,857         13,993            -             636        18,500
                                  ---------    ---------     ----------      ---------                   ---------
                                    130,326      527,932        201,862            -                       721,488
                                  ---------    ---------     ----------      ---------                   ---------
Loss before income taxes           (130,288)    (111,782)       (56,153)           -                      (158,955)
Income tax benefit                      -            -           28,667         26,733                      55,400
                                  ---------    ---------     ----------      ---------                   ---------
Net loss                           (130,288)    (111,782)       (27,486)        26,733                    (103,555)

Other comprehensive income:
  Translation adjustment                -            -            2,022            -                         2,022
                                  ---------    ---------     ----------      ---------                   ---------
    Comprehensive loss           $ (130,288)  $ (111,782)   $   (25,464)    $   26,733                  $ (101,533)
                                  =========    =========     ==========      =========                   =========

                                       16

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months ended September 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                  Pioneer
                                  Natural
                                 Resources                     Non-       Consolidated
                                  Company       Pioneer     Guarantor        Income                        The
                                  (Parent)        USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                 ----------   ----------   ------------   ------------   ------------   ----------
Cash flows from operating
 activities:
  Net loss                       $ (130,288)  $ (111,782)   $  (27,486)    $   26,733     $ 139,268    $  (103,555)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
      Depletion, depreciation and
        amortization                    -        163,743        83,465            -                        247,208
      Exploration and abandonments      -         38,064        27,413            -                         65,477
      Deferred income taxes             -            -         (26,267)       (26,733)                     (53,000)
      Gain on disposition of
        assets, net                     -            175           (39)           -                            136
      Other noncash items           150,780        9,867        16,666            -        (139,268)        38,045
  Change in working capital        (170,501)     208,774        33,924            -                         72,197
                                  ---------    ---------     ---------      ---------                   ----------
       Net cash provided by (used
         in) operating activities  (150,009)     308,841       107,676            -                        266,508
                                  ---------    ---------     ---------      ---------                   ----------
Cash flows from investing
 activities:
  Payment for acquisitions, net
    of cash acquired                    -           (424)         -              -                            (424)
  Proceeds from disposition of
    assets                              -         16,900        2,782            -                          19,682
  Additions to oil and gas
    properties                          -       (268,132)    (159,806)           -                        (427,938)
  Other property additions, net         -        (16,903)      (6,487)           -                         (23,390)
                                  ---------    ---------     --------      ---------                    ----------
          Net cash used in
            investing activities        -       (268,559)    (163,511)           -                        (432,070)
                                  ---------    ---------     --------      ---------                    ----------
Cash flows from financing
 activities:
  Borrowings under long-term debt   805,785          -        117,125            -                         922,910
  Principal payments on long-term
    debt                           (628,635)        (476)     (65,391)           -                        (694,502)
  Payment of noncurrent liabilities     -        (32,873)      (4,128)           -                         (37,001)
  Dividends                         (10,079)         -            -              -                         (10,079)
  Purchase of treasury stock         (9,890)         -            -              -                          (9,890)
  Deferred loan fees/issuance
    costs                            (7,196)          (3)         -              -                          (7,199)
                                  ---------    ----------    --------      ---------                    ----------
          Net cash provided by
            (used in) financing
            activities              149,985      (33,352)      47,606            -                         164,239
                                  ---------    ----------    --------      ---------                    ----------
Net increase (decrease) in cash
  and cash equivalents                  (24)       6,930       (8,229)           -                          (1,323)
Effect of exchange rate changes
  on cash and cash equivalents          -            -           (105)           -                            (105)
Cash and cash equivalents,
  beginning of period                    41       49,033       22,639            -                          71,713
                                  ---------    ----------    --------      ---------                    ----------
Cash and cash equivalents, end
  of period                      $       17   $   55,963    $  14,305     $     -                      $    70,285
                                  =========    =========     ========      =========                    ==========

                                       17

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

Financial Performance

       The Company reported a net loss of $43.9 million ($.44 per share) and $103.6 million ($1.04 per share) for the three and nine months ended September 30, 1998, as compared to net loss of $12.6 million ($.21 per share) and a net income of $13.5 million ($.31 per share) for the same periods in 1997. The Company's results have been significantly impacted by declines in 1998 commodity prices as compared to 1997 price levels. For a discussion on commodity prices and other factors impacting the three and nine months ended September 30, 1998, see "Trends and Uncertainties" and "Results of Operations", below.

       Net cash provided by operating activities was $106.1 million and $266.5 million during the three and nine months ended September 30, 1998, as compared to net cash provided by operating activities of $54.5 million and $179.1 million for the same periods in 1997. These increases are primarily attributable to cash flows generated by the oil and gas properties acquired from Mesa and Chauvco in 1997, offset, to some extent, by decreased commodity prices and increases in interest expense, general and administrative expenses and reorganization costs.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 1998 was $3.6 billion, consisting of total long-term debt of $2.2 billion and stockholders' equity of $1.4 billion. Debt as a percentage of total book capitalization was 60% at September 30, 1998, as compared to 56% at December 31, 1997.

Drilling Highlights

       During the first three quarters of 1998, the Company participated in the drilling of 80 gross exploration and extension and 389 gross development wells, including 260 in the Permian Basin region, 30 in the Gulf Coast region, 64 in the MidContinent region, 61 in Argentina, 49 in Canada and five in South Africa. Of these wells, 129 were in progress at December 31, 1997. Of the 469 total wells drilled during the nine months ended September 30, 1998, 436 were completed successfully which resulted in a 93% success rate. In addition to the wells completed in the first three quarters of 1998, the Company had 102 wells in progress at September 30, 1998.

       Permian Basin. During 1998, the majority of the drilling has been development drilling in the Spraberry units of West Texas. In particular, the Company has focused its activities on the Spraberry Driver Unit where it has completed 57 wells during the first nine months of 1998. In addition, the Company has approved the acceleration of another 100-well drilling program in the Driver Unit starting in the fourth quarter of 1998. The acceleration of the drilling into 1998 is primarily attributable to the Company being able to negotiate lower drilling rates.

       Gulf Coast. During the first three quarters of 1998, the Company has completed seven wells in the Lopeno field with a resulting increase in production of more than 30 MMcf of gas per day, net to the Company's interest. In addition, two wells were drilled and placed on production in the Pawnee field at a combined rate of three MMcf of gas per day, net to the Company's interest.

       Mid-Continent. In the West Panhandle field, Pioneer drilled 57 wells during the first three quarters of 1998. Through September 30, 1998, 40 of these wells have been connected and are producing at a combined gross rate of nine MMcf per day. Pioneer holds a 77% interest and plans to drill an additional ten wells this year.

       Argentina. In the Neuquen Basin of Argentina, the Company has drilled 59 wells with initial production rates from 43 completed wells of approximately 3,300 BOE per day. In addition, the Company's Dorsal gas gathering expansion was completed in June, resulting in increased production of 27 MMcf of gas per day. An additional ten wells are planned for the remainder of 1998.

       Canada. In the Chinchaga gas field in Northeast British Columbia, the Company's net production is currently averaging 28 MMcf per day, an increase of 22 MMcf per day from 1997 year-end levels. Pioneer drilled 19 development wells

                        PIONEER NATURAL RESOURCES COMPANY


and six delineation wells and installed a 50 MMcf per day gas processing facility and gathering system during its winter-access program, more than tripling production from the field. Preparations are underway for the 1999 winter drilling program with access expected to the area in early December.

Pending Asset Divestiture

       In September 1998, the Company signed a purchase and sale agreement (the "Agreement") to sell certain non-strategic oil and gas properties for estimated proceeds of $410 million. The Agreement will be effective October 1, 1998 and is anticipated to close by December 31, 1998. The consummation of this Agreement is primarily dependent upon the buyer's successful ability to finance the purchase as well as certain other contingencies defined in the Agreement. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized in accordance with the Agreement. (See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements.")

       If the Agreement is consummated, the proceeds will be utilized to reduce the Company's outstanding bank indebtedness. Also, once the divestiture is completed, the Company will have significantly fewer domestic fields. These fields will represent the Company's core domestic assets that have production growth opportunities through additional development and exploration activities.

1998 Reorganization

       Coincidentally with the property divestiture program announced in February 1998, the Company announced its intentions to reorganize its operations to take advantage of the economies of scale provided by the concentration of reserves in a small number of fields. Consequently, the Company combined its six domestic regions into three geographic regions: the Permian Basin region, the MidContinent region and the onshore and offshore Gulf Coast region. In addition, most of the Company's administrative services are being relocated from Midland, Texas to Dallas, Texas. Shortly after the announcement, the Company formally notified the employees affected by the reorganization whether they were to be severed or relocated. During the nine months ended September 30, 1998, the Company has recognized severance, relocation, lease termination and other costs of approximately $21.2 million relating to this reorganization. (See Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".)

Trends and Uncertainties

       Commodity Prices. The oil and gas prices that the Company reports are based on the market price received for the commodity adjusted by the results of the Company's hedging activities. Historically, worldwide oil and gas prices have been extremely volatile and subject to significant changes in response to real and perceived conditions in world politics, weather patterns and other fundamental supply and demand variables.

       Since the third quarter of 1997, there has been a declining trend in world oil prices and, more recently, natural gas prices have declined in comparison to 1997 levels. The benchmark daily average NYMEX West Texas Intermediate closing price has declined 28% in each of the three and nine months ended September 30, 1998, in comparison with the same periods ended September 30, 1997; and, the benchmark daily average NYMEX Henry Hub closing natural gas price has declined 19% and 8% during the three and nine months ended September 30, 1998, respectively, in comparison with the same periods ended September 30, 1997.

       The declines in commodity prices have had, and continue to have, significant impact on the Company's results and cash flows from operations, capital spending programs and general financial conditions. Consequently, the Company is in the process of making organizational changes that are necessary to remain competitive in the current depressed price environment. The organizational changes include closing the Company's Oklahoma City, Oklahoma and Houston, Texas offices and reducing the Company's current staffing.

                        PIONEER NATURAL RESOURCES COMPANY


       To mitigate the impact of changing prices on the Company's results of operations, cash flows and financial condition, the Company from time to time enters into commodity derivative contracts as hedges against oil and gas price risk (see Note F of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements").

       Impairments. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of", ("SFAS 121"), the Company reviews its oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Company's assets.

       The Company is currently in the process of completing its oil and gas reserve study and assessing performance issues relative to certain properties in East Texas and the Gulf Coast. Both the declining oil and gas price trends and performance issues may be indicative of a decline in the recoverable value of the Company's assets. As a result, asset impairments may be required in the fourth quarter of 1998. The amount of impairments, if any, cannot be determined until the reserve study and performance assessments are complete.

       The conditions discussed above are also relevant to the Company's continuing review of its deferred tax asset. As the Company completes its oil and gas reserve study, it will also complete its review of the deferred tax asset for a potential valuation allowance. The amount, if any, of a potential valuation allowance cannot be determined until the reserve study and performance assessments are complete. (See "Income Taxes", below.)

       Year 2000 Project Readiness. Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the
"Year  2000"  problem.   Theoretically,   such  computer  programs  and  related
technology could fail outright, or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

       In proactive response to the Year 2000 problem, the Company established a "Year 2000" project to assess, to the extent possible, the Company's internal Year 2000 problem; to take remedial actions necessary to minimize the Year 2000 risk exposure to the Company and significant third parties with whom it has data interchange; and, to test its systems and processes once remedial actions have been taken. The Company has contracted with IBM Global Services to perform the assessment and remedial phases of its Year 2000 project.

       The assessment phase of the Company's Year 2000 project is 85% complete and has included, but is not limited to, the following procedures:

o the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

o      the  assessment  of   non-information   technology  exposures,   such  as
       telecommunications systems, security systems, elevators and process control equipment;

o the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on the Company and its Year 2000 problem;

o      the  implementation  of   processes  designed   to  reduce  the  risk  of
       reintroduction of Year 2000 problems into the Company's systems and business processes; and,

o the formulation of contingency plans for mission-critical information technology systems.

       The Company expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the

                        PIONEER NATURAL RESOURCES COMPANY


Company has distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 10% of those inquiries.

       The remedial phase of the Company's Year 2000 project is approximately 40% complete, subject to the results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The Company has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The
Company's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

       The testing phase of the Company's Year 2000 project is on schedule. The Company expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems by May 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of September 1999.

       The Company expects that its total costs related to the Year 2000 problem will approximate $3.5 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of September 30, 1998, the Company's total costs incurred on the Year 2000 problem were $1.5 million, of which $200 thousand were incurred to replace non-compliant systems. The Company intends to use its working capital to pay for the costs of the Year 2000 projects.

       The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Company's results of operations and financial condition. The problems which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time. In the assessment phase of the Company's Year 2000 project, contingency plans are being designed to mitigate the exposures noted above. However, given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

       Accounting for Derivatives. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

       SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined what effect, if any, SFAS 133 will have on its consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

Results of Operations

Oil and Gas Production.

     The following tables reflect the activities for the Company's oil and gas properties for the nine months ended September 30, 1998 and 1997:

                                                           Nine Months Ended September 30, 1998
                                           -----------------------------------------------------------
                                             United                              Other
                                             States      Canada    Argentina   Foreign(b)     Total
                                           ----------   --------   ---------   ----------   ----------
Revenues:
  Oil and gas                              $  454,339   $ 49,808   $  50,331   $      -     $  554,478
  Gain on disposition of oil and gas
    properties, net                              (117)       -           -            -           (117)
                                            ---------    -------    --------    ---------    ---------
                                              454,222     49,808      50,331          -        554,361
                                            ---------    -------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production                     (134,292)   (19,303)    (15,913)         -       (169,508)
  Depletion                                  (176,944)   (28,390)    (31,729)         -       (237,063)
  Exploration and abandonments                (16,774)    (4,526)     (7,437)      (9,050)     (37,787)
  Geological and geophysical                  (25,136)   (11,221)     (8,689)      (3,316)     (48,362)
                                            ---------    --------   --------    ---------    ---------
                                             (353,146)   (63,440)    (63,768)     (12,366)    (492,720)
                                            ---------    --------   --------    ---------    ---------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                   $  101,076   $(13,632)  $ (13,437)  $  (12,366)  $   61,641
                                            =========    =======    ========    =========    =========
Production:
  Oil (MBbls)                                  11,568      2,563       2,378          -         16,509
  NGLs (MBbls)                                  7,616        207         169          -          7,992
  Gas (MMcf)                                  105,481     13,739      19,432          -        138,652
  Total (MBOE)                                 36,765      5,059       5,785          -         47,609
Average daily production:
  Oil (Bbls)                                   42,374      9,387       8,710          -         60,471
  NGLs (Bbls)                                  27,900        756         618          -         29,274
  Gas (Mcf)                                   386,378     50,328      71,178          -        507,884
Average oil price (per Bbl)                $    14.20   $  11.30   $   11.37   $      -     $    13.34
Average NGL price (per Bbl)                $     9.38   $   9.84   $   10.86   $      -     $     9.42
Average gas price (per Mcf)                $     2.07   $   1.37   $    1.10   $      -     $     1.87
Costs (per BOE):
  Lease operating expense                  $     3.01   $   3.73   $    2.59   $      -     $     3.04
  Production taxes                         $      .51   $    -     $     .16   $      -     $      .41
  Workover costs                           $      .14   $    .09   $     -     $      -     $      .11
                                            ---------    -------    --------    ---------    ---------
    Total production costs                 $     3.66   $   3.82   $    2.75   $      -     $     3.56
                                            =========    =======    ========    =========    =========
  Depletion                                $     4.81   $   5.61   $    5.48   $      -     $     4.98

                                                           Nine Months Ended September 30, 1997
                                           -----------------------------------------------------------
                                             United                              Other
                                             States      Canada    Argentina   Foreign(b)     Total
                                           ----------   --------   ---------   ----------   ----------
Revenues:
  Oil and gas                              $  346,756   $    -     $   2,224   $      -     $  348,980
  Gain on disposition of oil and gas
    properties, net (a)                         1,068        -           -            -          1,068
                                            ---------    -------    --------    ---------    ---------
                                              347,824        -         2,224          -        350,048
                                            ---------    -------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production                      (90,998)       -          (676)         -        (91,674)
  Depletion                                  (120,322)       -          (980)         -       (121,302)
  Exploration and abandonments                (19,821)       -          (252)         -        (20,073)
  Geological and geophysical                  (11,691)       -        (1,261)      (1,285)     (14,237)
                                            ---------    -------    --------    ---------    ---------
                                             (242,832)       -        (3,169)      (1,285)    (247,286)
                                            ---------    -------    --------   ----------    ---------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                   $  104,992   $    -     $    (945)  $   (1,285)  $  102,762
                                            =========    =======    ========    =========    =========
Production:
  Oil (MBbls)                                   9,314        -           111          -          9,425
  NGLs (MBbls)                                  1,151        -           -            -          1,151
  Gas (MMcf)                                   71,284        -           -            -         71,284
  Total (MBOE)                                 22,346        -           111          -         22,457
Average daily production:
  Oil (Bbls)                                   34,117        -           408          -         34,525
  NGLs (Bbls)                                   4,214        -           -            -          4,214
  Gas (Mcf)                                   261,113        -           -            -        261,113
Average oil price (per Bbl)                $    18.69   $    -     $   19.96   $      -     $    18.70
Average NGL price (per (Bbl)               $    12.89   $    -     $     -     $      -     $    12.89
Average gas price (per Mcf)                $     2.21   $    -     $     -     $      -     $     2.21
Costs (per BOE):
  Lease operating expense                  $     2.92   $    -     $    5.86   $      -     $     2.94
  Production taxes                         $      .86   $    -     $     .21   $      -     $      .85
  Workover costs                           $      .29   $    -     $     -     $      -     $      .29
                                            ----------    -------   --------    ---------    ---------
    Total production costs                 $     4.07   $    -     $    6.07   $      -     $     4.08
                                            ==========    =======   ========    =========    =========

  Depletion                                $     5.38   $    -     $    8.83   $      -     $     5.40

                        PIONEER NATURAL RESOURCES COMPANY

                                                       Three Months Ended September 30, 1998
                                           -----------------------------------------------------------
                                             United                              Other
                                             States      Canada    Argentina   Foreign(b)     Total
                                           ----------   --------   ---------   ----------   ----------
Revenues:
  Oil and gas                              $  139,247   $ 16,407   $  17,808   $      -     $  173,462
  Loss on disposition of oil and gas
    properties, net                              (391)       -           -            -           (391)
                                            ---------    -------    --------    ---------    ---------
                                              138,856     16,407      17,808          -        173,071
                                            ---------    -------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production                      (45,812)    (6,930)     (5,011)         -        (57,753)
  Depletion                                   (62,323)    (9,017)    (12,197)         -        (83,537)
  Exploration and abandonments                (10,017)      (536)     (2,111)      (5,114)     (17,778)
  Geological and geophysical                   (7,532)    (3,268)     (5,784)      (1,265)     (17,849)
                                            ---------    -------    --------    ---------    ---------
                                             (125,684)   (19,751)    (25,103)      (6,379)    (176,917)
                                            ---------    --------   --------    ---------    ---------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                   $   13,172   $ (3,344)  $  (7,295)  $   (6,379)  $   (3,846)
                                            =========    =======    ========    =========    =========
Production:
  Oil (MBbls)                                   3,746        806         744          -          5,296
  NGLs (MBbls)                                  2,589         76          57          -          2,722
  Gas (MMcf)                                   34,202      5,409       7,780          -         47,391
  Total (MBOE)                                 12,036      1,783       2,097          -         15,916
Average daily production:
  Oil (Bbls)                                   40,717      8,761       8,078          -         57,556
  NGLs (Bbls)                                  28,146        821         621          -         29,588
  Gas (Mcf)                                   371,757     58,793      84,570          -        515,120
Average oil price (per Bbl)                $    13.71   $  10.56   $   11.88   $      -     $    12.97
Average NGL price (per Bbl)                $     8.31   $   7.84   $    8.24   $      -     $     8.30
Average gas price (per Mcf)                $     1.94   $   1.35   $    1.09   $      -     $     1.73
Costs (per BOE):
  Lease operating expense                  $     3.20   $   3.73   $    2.25   $      -     $     3.13
  Production taxes                         $      .49   $    -     $     .14   $      -     $      .39
  Workover costs                           $      .12   $    .15   $     -     $      -     $      .11
                                            ---------    -------    --------    ---------    ---------
    Total production costs                 $     3.81   $   3.88   $    2.39   $      -     $     3.63
                                            =========    =======    ========    =========    =========

  Depletion                                $     5.18   $   5.06   $    5.82   $      -     $     5.25

                                                       Three Months Ended September 30, 1997
                                           -----------------------------------------------------------
                                             United                              Other
                                             States      Canada    Argentina   Foreign(b)     Total
                                           ----------   --------   ---------   ----------   ----------
Revenues:
  Oil and gas                              $  149,673   $    -     $     681   $      -     $  150,354
  Gain on disposition of oil and gas
    properties, net (a)                            (3)       -           -            -             (3)
                                            ---------    -------    --------    ---------    ---------
                                              149,670        -           681          -        150,351
                                            ---------    -------    --------    ---------    ---------
Costs and expenses:
  Oil and gas production                      (41,787)       -          (216)         -        (42,003)
  Depletion                                   (64,865)       -          (267)         -        (65,132)
  Exploration and abandonments                 (8,410)       -           (32)         -         (8,442)
  Geological and geophysical                   (5,900)       -          (327)        (844)      (7,071)
                                            ---------    -------    --------    ---------    ---------
                                             (120,962)       -          (842)        (844)    (122,648)
                                            ---------    -------    --------    ---------    ---------
    Operating profit (loss) (excluding
       general and administrative expenses
       and income taxes)                   $   28,708   $    -     $    (161)  $     (844)  $   27,703
                                            =========    =======    ========    =========    =========
Production:
  Oil (MBbls)                                   3,635        -            37          -          3,672
  NGLs (MBbls)                                  1,151        -           -            -          1,151
  Gas (MMcf)                                   32,327        -           -            -         32,327
  Total (MBOE)                                 10,174        -            37          -         10,211
Average daily production:
  Oil (Bbls)                                   39,509        -           403          -         39,912
  NGLS (Bbls)                                  12,506        -           -            -         12,506
  Gas (Mcf)                                   351,384        -           -            -        351,384
Average oil price (per Bbl)                $    17.98   $    -     $   18.36   $      -     $    17.93
Average oil price (per Bbl)                $    12.89   $    -     $     -     $      -     $    12.89
Average gas price (per Mcf)                $     2.16   $    -     $     -     $      -     $     2.16
Costs (per BOE):
  Lease operating expense                  $     3.11   $    -     $    5.66   $      -     $     3.11
  Production taxes                         $      .78   $    -     $     .16   $      -     $      .78
  Workover costs                           $      .22   $    -     $     -     $      -     $      .22
                                            ---------    -------    --------    ---------    ---------
    Total production costs                 $     4.11   $    -     $    5.82   $      -     $     4.11
                                            =========    =======    ========    =========    =========

  Depletion                                $     6.38   $    -     $    7.22   $      -     $     6.38

---------------
(a) The 1997 amounts do not include the gain related to the disposition of the Company's subsidiary which owned an interest in oil and gas properties in Turkey.
(b) Other foreign amounts primarily relate to exploratory activities in Guatemala and South Africa.
                                       23

                        PIONEER NATURAL RESOURCES COMPANY


       Oil and Gas Revenues. Revenues from oil and gas operations totaled $173.5 million and $554.5 million for the three and nine months ended September 30, 1998 compared to $150.4 million and $349.0 million for the same periods in 1997, representing an increase of 15% and 59%, respectively. The increase is primarily attributable to oil and gas production added from the oil and gas properties acquired from Mesa and Chauvco and the results of the Company's 1998 drilling program, offset by substantial declines in commodity prices.

       Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by the Company and produced by Company-operated properties. Consequently, the Company now accounts for natural gas production as processed natural gas liquids and dry residue gas, and separate product volumes will not be comparable for periods prior to September 30, 1997. Also, prices for gas products will not be comparable as the price per Mcf for natural gas for the three and nine months ended September 30, 1998 is the price received for dry residue gas and the price per Mcf for natural gas prior to August 1997 is a price for natural gas liquids combined with dry residue gas.

       On a BOE basis, production increased by 56% and 112% for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. The additional production volumes from the Mesa properties contributed approximately 28% and 51% of production growth and the Chauvco properties contributed approximately 68% and 43% for the three and nine months ended September 30, 1998, respectively. The remainder of the increases are a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth becomes particularly evident in light of the fact that a portion of the average daily oil and gas production for 1997 related to properties included in the 1997 sale of certain nonstrategic domestic assets. Excluding production associated with assets sold during 1997 and the Mesa and Chauvco properties acquired in 1997, on a BOE basis, production increased 6% and 9% for the three and nine months ended September 30, 1998 as compared to the same periods in 1997.

       The average oil price for the nine months ended September 30, 1998 decreased 29% (from $18.70 per Bbl to $13.34 per Bbl for the nine months ended September 30, 1997 and 1998, respectively); the average NGL price decreased 27% (from $12.89 per Bbl to $9.42 per Bbl for the nine months ended September 30, 1997 and 1998, respectively); and, the average gas price decreased 15% (from $2.21 per Mcf to $1.87 per Mcf for the nine months ended September 30, 1997 and 1998, respectively). During the three months ended September 30, 1998, the average prices of oil, NGL and gas received decreased 28% (from $17.93 per Bbl during the third quarter of 1997 to $12.97 per Bbl during the third quarter of
1998), 36% (from $12.89 per Bbl during the third quarter of 1997 to $8.30 per Bbl during the third quarter of 1998), and 20% (from $2.16 per Mcf during the third quarter of 1997 to $1.73 per Mcf during the third quarter of 1998), respectively.

       Hedging Activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company from time to time enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the nine months ended September 30, 1998, the Company's hedging activities increased the average price received for oil and gas sales 8% and 2%, respectively, as discussed below.

       Crude Oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three and nine months ended September 30, 1998 was $11.80 per Bbl and $12.30 per Bbl, respectively, while, as a point of reference, the comparable daily average NYMEX closing per Bbl for the same periods was $14.18 per Bbl and $14.95 per Bbl, respectively. The Company recorded net increases to

                        PIONEER NATURAL RESOURCES COMPANY


oil revenues of $6.2 million and $17.2 million for the three and nine months ended September 30, 1998, respectively, as a result of its commodity hedges.

     During the three and nine months ended September 30, 1997, the Company realized an average price for physical oil sales (excluding hedge results) of $18.03 per Bbl and $19.37 per Bbl, respectively, while, as a point of reference, the comparable daily average NYMEX closing per Bbl for the same periods was $19.79 per Bbl and $20.83 per Bbl, respectively. The Company recorded net reductions to oil revenues of $351 thousand and $6.3 million for the three and nine months ended September 30, 1997, respectively, as a result of its commodity hedges.

     Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three and nine months ended September 30, 1998 was $1.68 per Mcf and $1.83 per Mcf, respectively, while as a point of reference, the comparable daily average NYMEX closing for the same periods was $2.02 and $2.14 per Mcf, respectively. The Company recorded a net increase to gas revenues of $2.5 million and $4.8 million, respectively, for the three and nine months ended September 30, 1998, as a result of its commodity hedges.

     During the three and nine months ended September 30, 1997, the Company realized an average price for physical gas sales (excluding hedge results) of $2.22 per Mcf and $2.32 per Mcf, respectively, while as a point of reference, the comparable daily average NYMEX closing for the same periods was $2.49 and $2.33 per Mcf, respectively. The Company recorded net reductions to gas revenues of $1.8 million and $7.9 million for the three and nine months ended September 30, 1997, respectively, as a result of its commodity hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions at September 30, 1998 and the related prices to be realized.

     Production Costs. During the three and nine month periods ended September 30, 1998, total production costs per BOE decreased to $3.63 and $3.56, respectively, as compared to production costs per BOE of $4.11 and $4.08, respectively, during the same periods in 1997. The decreases are due to decreases in domestic production taxes caused by lower commodity prices and decreases in workover expense, partially offset by increases in lease operating expenses.

     Depletion Expense. Depletion expense per BOE decreased to $5.25 and $4.98 during the three and nine months ended September 30, 1998, respectively, as compared to $6.38 and $5.40 per BOE during the same periods in 1997. The decline in depletion expense per BOE during 1998 is primarily associated with the reduction in net depletable basis that resulted from the 1997 impairment charge taken in accordance with SFAS 121.

     Exploration and Abandonments/Geological and Geophysical Costs. Exploration and abandonments/geological and geophysical costs increased to $35.6 million and $86.1 million during the three and nine months ended September 30, 1998, respectively, from $15.5 million and $34.3 million during the same periods in 1997. The increase is largely the result of increased geological and geophysical activity, both in domestic and international activity, resulting from the Company's increased focus on exploration activities.

                        PIONEER NATURAL RESOURCES COMPANY

                                        Three months            Nine months
                                    ended September 30,     ended September 30,
                                    -------------------    -------------------
                                      1998       1997        1998       1997
                                    --------   --------    --------   --------
                                                  (in thousands)
 Exploratory dry holes:
   United States                    $  8,639   $  7,184    $ 11,440   $ 16,885
   Foreign                             5,469         34      13,016        253
 Geological and geophysical costs:
   United States                       7,531      5,900      25,136     11,690
   Foreign                            10,318      1,171      23,226      2,547
 Leasehold abandonments and other      3,670      1,224      13,331      2,935
                                     -------    -------     -------    -------

                                    $ 35,627   $ 15,513    $ 86,149   $ 34,310
                                     =======    =======     =======    =======

        Approximately 25% of the Company's 1998 capital budget will be spent on exploratory projects (compared to 25% in 1997 and 16.7% in 1996). The Company's 1998 exploration efforts have been concentrated in the Gulf Coast region, Canada and Argentina. The Company continues to review opportunities involving exploration joint ventures in domestic or international areas outside the Company's existing core operating areas.

  General and Administrative Expense

        General and administrative expense was $19.2 million and $56.6 million for the three and nine months ended September 30, 1998, respectively, as compared to $16.8 million and $31.8 million for the same periods ended September 30, 1997, representing an increase of $2.4 million and $24.8 million, respectively. The increase is primarily attributable to the acquisitions of Mesa and Chauvco; however, general and administrative expense per BOE has declined $.43 and $.22 during the three and nine months ended September 30, 1998, respectively, as compared to the same periods of 1997.

        Reorganization costs for the nine months ended September 30, 1998 totaled $21.2 million. As announced in February 1998, the Company has consolidated its six domestic operating divisions into three geographic regions and is relocating most of its administrative services to Dallas, Texas. During the nine months ended September 30, 1998, the reorganization charge included severance, relocation, lease termination and other costs.

  Interest Expense

        During the three months ended September 30, 1998, interest expense increased $17.7 million to $41.8 million from $24.1 million for the third quarter of 1997. Interest expense for the nine months ended September 30, 1998 increased to $122.3 million as compared to $44.3 million for the same period in 1997. The increase is due to an increase of $1.5 billion in the weighted average outstanding balance of the Company's indebtedness for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase in the weighted average outstanding balance of the Company's indebtedness was primarily the result of the additional debt assumed from Mesa, and to a lesser extent, from Chauvco. This increase is slightly offset by a decrease in the weighted average interest rate on the Company's indebtedness from 8.05% during the first three quarters of 1997 to 7.2% during the first three quarters of 1998.

        During the three and nine months ended September 30, 1998, the Company was a party to various interest rate swap agreements that resulted in a decrease in interest expense of $58 thousand and an increase in interest expense of $15 thousand, respectively. During the same periods in 1997, such agreements resulted in reductions in interest expense of $5 thousand and $705 thousand, respectively.

                        PIONEER NATURAL RESOURCES COMPANY


  Income Taxes

        The Company's income tax benefit of $24.3 million and $55.4 million for the three and nine months ended September 30, 1998, respectively, and the benefit of $6 million and provision of $8.5 million for the three and nine months ended September 30, 1997, respectively, reflect the net benefits and provision resulting from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. At September 30, 1998, the Company has a current deferred tax asset of $16.1 million and a noncurrent deferred tax asset of $102.2 million. Management believes that it is more likely than not that the net deferred tax asset is realizable; however, during the fourth quarter of 1998, the Company will be reviewing its deferred tax asset position in light of evolving economic conditions in the oil and gas industry. Such analysis will include forecasting future operations to determine if it is more likely than not that the deferred tax asset is realizable.

  Capital Commitments, Capital Resources and Liquidity

        Capital Commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        The Company's cash expenditures during the first three quarters of 1998 for additions to oil and gas properties totaled $427.9 million. This amount includes $46.4 million for the acquisition of properties and $381.5 million for development and exploratory drilling. Significant drilling and seismic expenditures in the first three quarters of 1998 included $100.0 million in the Permian Basin region, $137.4 million in the Gulf Coast region, $24.1 million in the MidContinent region, $55.2 million in Canada, $47.7 million in Argentina and $17.1 million in other international areas.

        Funding for the Company's  working  capital  obligations  is provided by internally-generated cash flows. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital Resources" below.

        Capital Resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments.

        Net cash provided by operating activities was $106.1 million and $266.5 million during the three and nine months ended September 30, 1998, as compared to net cash provided by operating activities of $54.5 million and $179.1 million for the same periods in 1997. These increases are primarily attributable to cash flows generated by the oil and gas properties acquired from Mesa and Chauvco in 1997, offset, to some extent, by decreased commodity prices and increases in interest expense, general and administrative expenses and reorganization costs.

        Financing Activities. The Company had an outstanding balance under its bank facilities at September 30, 1998 of $993 million (including outstanding, undrawn letters of credit of $23 million), leaving approximately $167 million of unused borrowing base immediately available. At September 30, 1998, the Company had four other outstanding significant debt issuances. Such debt issuances consist of (i) $150 million of 8-7/8% senior notes due in 2005, (ii) $150 million of 8-1/4% senior notes due in 2007, (iii) $350 million of 6.5% senior notes due in 2008 and (iv) $250 million of 7.2% senior notes due in 2028. The weighted average interest rate for the nine months ended September 30, 1998 on the Company's indebtedness was 7.2% as compared to 8.05% for the nine months ended September 30, 1997 (taking into account the effect of interest rate swaps).

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

                        PIONEER NATURAL RESOURCES COMPANY


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

        Sales of Nonstrategic Assets. During the nine months ended September 30, 1998 and 1997, proceeds from the sale of domestic nonstrategic assets totaled $19.7 million and $12.8 million, respectively. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

        In February 1998, the Company announced its intentions to sell domestic nonstrategic properties and has since signed a purchase and sale agreement (the "Agreement") to sell certain non-strategic oil and gas properties for estimated proceeds of $410 million. The Agreement will be effective October 1, 1998 and is anticipated to close by December 31, 1998. The proceeds will be utilized to reduce the Company' s outstanding bank indebtedness. The consummation of this Agreement is primarily dependent upon the buyer's successful ability to finance the purchase and certain other contingencies defined in the Agreement. As a result, there can be no assurance that the divestiture of any or all of the properties will be completed or that the estimated proceeds will be realized in accordance with the Agreement. The properties to be divested represent an estimated 10% to 12% of the Company's reserves at December 31, 1997. The Company anticipates that it will continue to sell nonstrategic properties from time to time to increase capital resources available for other activities and to achieve operating and administrative efficiencies and improved profitability.

        Liquidity. At September 30, 1998, the Company had $70.3 million of unrestricted cash and cash equivalents on hand, compared to $71.7 million at December 31, 1997. The Company's ratio of current assets to current liabilities was 1.05 at September 30, 1998 and 1.18 at December 31, 1997.

---------------

(1) The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 1997 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.
                                       28

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

        Pioneer is party to various legal proceedings, which are described under "Legal Actions" in Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". Pioneer is also party to other litigation incidental to its business. The claims for damages from such other legal actions are not in excess of 10% of Pioneer's current assets and Pioneer believes none of these actions to be material.

Item 5.     Other Information

Stockholder Proposals

        Any stockholder of the Company who desires to submit a proposal for action at the Company's 1999 annual meeting of stockholders and wishes to have such proposal (a "Rule 14a-8 Proposal") included in the Company's proxy materials, must submit such Rule 14a-8 Proposal to the Company at its principal executive offices no later than December 14, 1998, unless the Company notifies the stockholders otherwise. Only those Rule 14a-8 proposals that are timely received by the Company and proper for stockholder action (and otherwise proper) will be included in the Company's proxy materials.

        Any stockholder of the Company who desires to submit a proposal for action at the 1999 annual meeting of stockholders but does not wish to have such proposal (a "Non-Rule 14a-8 Proposal") included in the Company's proxy materials, must submit such Non-Rule 14a-8 Proposal to the Company at its principal executive offices no later than February 27, 1999, unless the Company notifies the stockholders otherwise. If a Non-Rule 14a-8 Proposal is not received by the Company on or before February 27, 1999, then the Company intends to exercise its discretionary voting authority with respect to such Non-Rule 14a-8 Proposal. "Discretionary voting authority" is the ability to vote proxies that stockholders have executed and returned to the Company, on matters not specifically reflected in the Company's proxy materials, and on which stockholders have not had an opportunity to vote by proxy.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    27.*   Financial Data Schedule.

*  filed herewith

Reports on Form 8-K

None.

                        PIONEER NATURAL RESOURCES COMPANY



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         PIONEER NATURAL RESOURCES COMPANY





Date:     November 12, 1998        By:     /s/ Scott D. Sheffield
                                       ------------------------------------
                                           Scott D. Sheffield
                                           President



Date:     November 12, 1998        By:     /s/ M. Garrett Smith
                                       ------------------------------------
                                           M. Garrett Smith
                                           Executive Vice President and
                                           Chief Financial Officer


Date:     November 12, 1998        By:     /s/ Rich Dealy
                                       ------------------------------------
                                           Rich Dealy
                                           Vice President and Chief
                                           Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index                                                            Page

    27.*    Financial Data Schedule.

*  filed herewith