Form 10-K
period 1998-12-31
PIONEER NATURAL RESOURCES CO
filed 1999-03-23
CIK 1038357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

             Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                      ON WHICH REGISTERED
               -------------------                     ---------------------
Common Stock, par value $.01......................    New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY
  NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 26,
  1999......................................................  $  485,536,206
NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY
  26, 1999..................................................     100,300,023

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       PIONEER NATURAL RESOURCES COMPANY

                             CROSS REFERENCE SHEET
             Pursuant to National Policy Statement No. 47 (Canada)
                       (Annual Information Form ("AIF"))

ITEM NUMBER AND CAPTION OF AIF                         HEADING OR LOCATION IN FORM 10-K
------------------------------                         --------------------------------
1. Incorporation                                       Item 1.   Business
2. General Development of the Business                 Item 1.   Business
3. Narrative Description of the Business               Item 1.   Business
                                                       Item 2.   Properties
4. Selected Consolidated Financial Information         Item 6.   Selected Financial Data
                                                       Item 8.   Financial Statements and
                                                       Supplementary Data
5. Management's Discussion and Analysis                Item 7.   Management's Discussion and Analysis
                                                       of Financial Conditions and Results of
                                                                 Operations
                                                       Item 7A.  Quantitative and Qualitative
                                                       Disclosures About Market Risk
6. Market for Securities                               Item 5.   Market for Registrant's Common Stock
                                                                 and Related Stockholder Matters
7. Directors and Officers                              Item 10.  Directors and Executive Officers of
                                                       the Registrant
8. Additional Information                              Item 11.  Executive Compensation
                                                       Item 12.  Security Ownership of Certain
                                                       Beneficial Owners and Management
                                                       Item 13.  Certain Relationships and Related
                                                                 Transactions

     Parts I and II of this Report contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business -- Competition, Markets and Regulation" and "Item 1. Business -- Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of the Company to achieve the anticipated results described in the forward looking statements.

                                     PART I

     Unless otherwise specified, all dollar amounts are expressed in United States dollars. Certain oil and gas terms used in this Report are defined under "Item 1. Business -- Definition of Certain Oil and Gas Terms".

ITEM 1. BUSINESS

GENERAL

     Pioneer Natural Resources Company ("Pioneer," or the "Company") was formed in April 1997 as a Delaware corporation and, prior to August 7, 1997, had not conducted any significant activities. Effective as of August 7, 1997, Parker & Parsley Petroleum Company ("Parker & Parsley"), formerly a Delaware corporation, and MESA Inc. ("Mesa"), formerly a Texas corporation, completed their business combination pursuant to an Amended and Restated Agreement and Plan of Merger dated as of April 6, 1997 (the "Merger Agreement"). On December 18, 1997, the Company's asset base was significantly expanded by the acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada.

     Both the merger with Mesa and the acquisition of Chauvco were accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial, reserve and other statistical information for the Company are those of Parker & Parsley prior to August 1997. The Company's financial, reserve and other statistical information present the addition of Mesa's and Chauvco's assets and liabilities as acquisitions in August and December 1997, respectively.

     The Company's proved reserves at December 31, 1998 totaled 677 million BOE, representing $1.6 billion in PV 10 Value. Of the total, United States reserves represent 78 percent of the BOEs and 74 percent of the PV 10 Value.

     The Company's business activities are conducted through wholly-owned subsidiaries and are comprised of the business activities formerly conducted by Parker & Parsley, Mesa and Chauvco. Drilling and production operations are principally located domestically in Texas, Kansas, Oklahoma, Louisiana, New Mexico and offshore Gulf of Mexico and internationally in Argentina and Canada.

     The Company's executive offices are located at 1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas 75039; the Company's telephone number is
(972) 444-9001. The Company maintains other offices in Midland, Texas; Buenos Aires, Argentina; Calgary, Canada; and Capetown, South Africa. At December 31, 1998, the Company had 1,016 employees, 475 of which were employed in field and plant operations.

MISSION AND STRATEGIES

     The Company's mission is to provide shareholders with superior investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are anchored by the Company's long-lived Hugoton and West Panhandle gas fields and Spraberry oil field reserves and production. Underlying these fields are approximately sixty percent of the Company's proved oil and gas reserves which have a remaining production life of approximately forty years. The stable base of oil and gas production from these fields generate operating cash flows that allow Pioneer the financial flexibility to protect long-term net asset values during cycles of depressed oil or gas prices and, during favorable oil and gas price environments, more aggressively pursue capital investment strategies of: (a) developing and increasing production from existing properties through low-risk development drilling and other activities, (b) concentrating on defined geographic areas to achieve operating and technical efficiencies, (c) pursuing strategic acquisitions in the Company's core areas that will complement the Company's existing asset base and that will provide additional growth opportunities, (d) utilizing or acquiring technological and operating efficiencies to selectively expand into new geographic areas that feature producing properties and provide exploration/exploitation opportunities, (e) allocating the personnel and technology necessary to increase the Company's exploration opportunities and (f) maintaining financial flexibility to take advantage of additional exploration, development and acquisition opportunities. Additionally, to further align the interests of management and shareholders, Pioneer encourages high levels of equity ownership among senior managers and the Company's Board of Directors. The Company is committed to continuing to enhance shareholder investment returns through adherence to these strategies.

BUSINESS ACTIVITIES

BUSINESS ENVIRONMENT

     The Company is an independent oil and gas exploration and production company whose operating cash flows are primarily impacted by production volumes, realized oil and gas prices, production costs, interest expense and general and administrative expense.

     Approximately sixty percent of Pioneer's proved oil and gas reserves underlie the Hugoton and West Panhandle gas fields and the Spraberry oil field, which are characterized by long-lived, relatively stable oil and gas production. These fields serve to reduce volatility in the Company's short-term production volumes.

     The realized oil and gas prices that Pioneer reports are based on the market price received for the commodity adjusted by the results of the Company's hedging activities. See "Marketing of Production" below. Historically, worldwide oil and gas prices have been volatile and subject to significant changes in response to real and perceived conditions in world politics, weather patterns and other fundamental supply and demand variables. Since the third quarter of 1997, there has been a declining trend in world oil prices and, more recently but to a lesser extent, natural gas prices. During cycles of depressed commodity prices, such as the current cycle, the Company has the ability to reduce its capital investments, without a significant impact to production volumes, which allows the Company to control long-term debt levels and to protect its net asset values. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

     During 1998, the Company implemented cost containment measures intended to reduce future production and administrative costs. These measures included the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas, and Houston, Texas and the elimination of approximately 350 employee positions. Associated with these measures, the Company recognized reorganization charges of $33.2 million during 1998. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note N to Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     The Company's interest expense is essentially dependent upon debt levels and prevailing interest rates. Pioneer intends to reduce its capital expenditures during 1999 to approximately $100 million and to divest certain oil and gas assets in 1999 or 2000 for approximately $500 million to $600 million of divestment proceeds. See "Asset Divestitures" below. The liquidity provided by these actions is expected to allow the Company to reduce outstanding indebtedness during 1999. Although the Company anticipates that these divestments will occur in 1999 or in 2000, the finalization of the transactions are contingent upon the Company's ability to find one or more purchasers willing to purchase the non-strategic assets at prices acceptable to the Company and the purchasers' ability to complete the transaction. There can be no assurances that the Company will be successful in completing the divestitures in 1999 or in 2000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRODUCTION

     The Company focuses its efforts towards maximizing its average daily production of oil and gas through development and exploratory drilling, production enhancement activities and acquisitions of producing properties. Average daily oil and gas production have each increased every year since 1991 with the exception of 1996 when average daily production declined due to significant property dispositions. Comparing 1993 to 1998, average daily oil and NGL production has increased 327 percent and average daily gas production has increased 352 percent, while production costs per BOE have declined 35 percent. Production, price and cost information with respect to the Company's properties for each of 1998, 1997 and 1996 is set forth under "Item 2.
Properties -- Selected Oil and Gas Information -- Production, Price and Cost Data".

DRILLING ACTIVITIES

     The Company seeks to increase its oil and gas reserves, production and cash flow by concentrating on drilling low-risk development wells and by conducting additional development activities such as recompletions. From the beginning of 1994 through the end of 1998, the Company drilled 2,567 gross (1,777 net) wells, 93 percent of which were successfully completed as productive wells, at a total cost (net to the Company's interest) of $1.3 billion. During 1998, the Company drilled 568 gross (431 net) wells for a total cost (net to the Company's interest) of approximately $430 million, 70 percent of which was spent on development wells and related facilities. The Company's current 1999 capital expenditure budget is $100 million, which the Company has allocated as follows:
$75 million to exploitation activities, and $25 million to exploration activities.

     The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's reserves as of December 31, 1998 include proved undeveloped and proved developed non-producing reserves of 43.3 million Bbls of oil and NGLs and 369 Bcf of gas. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years.

EXPLORATORY ACTIVITIES

     Over the past three years, the Company has dedicated an increasing percentage of its annual exploration/exploitation capital budget to exploratory projects: 18 percent in 1996, 28 percent in 1997 and 30 percent in 1998. As a result of the downturn in commodity prices, the Company's 1999 capital budget has been limited to $100 million and the portion of the budget dedicated to exploration activities is targeted at approximately $25 million. The Company currently anticipates that its 1999 exploration efforts, although curtailed, will be concentrated domestically in the Gulf of Mexico and onshore Gulf Coast region. The Company will participate in one or two wells in the Gulf of Mexico deep-water Mississippi Canyon Block 305 and in two wells in either the onshore Gulf Coast area or in East Texas where several shallower exploration prospects have been defined from Pioneer's 3-D database. The Company's exploration programs in South Africa, Gabon, and the Gulf Coast transition zone are targeted for comprehensive studies that will focus on analysis, ranking and timing of prospects during 1999. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business -- Risks Associated with Business Activities -- Risks of Drilling Activities" below.

ASSET DIVESTITURES

     The Company regularly reviews its property base for the purpose of identifying non-strategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of financial flexibility through decreased debt levels.

     During 1998 and 1997, the Company's asset disposition activity primarily consisted of the sale of oil and gas properties for proceeds of $21.9 million and $115.7 million, respectively, which resulted in a 1998 pre-tax net loss of $445 thousand and a 1997 pre-tax net gain of $5.0 million. During the year ended December 31, 1996, the Company sold certain wholly-owned subsidiaries for proceeds of $183.2 million resulting in a pre-tax gain of $83.3 million and certain non-strategic domestic assets for proceeds of $58.4 million that resulted in the recognition of a pre-tax net gain of $13.8 million. The proceeds from the asset dispositions were used to reduce the Company's outstanding bank indebtedness and to provide funding for a portion of the Company's capital expenditures, including purchases of oil and gas properties in the Company's core areas.

     The Company has announced its intentions to sell non-strategic oil and gas assets for gross proceeds of $500 million to $600 million in 1999 and 2000. In February 1998, the Company announced its intentions to sell domestic non-strategic properties and subsequently signed a purchase and sale agreement (the "Agreement") to sell certain oil and gas properties representing approximately 10 percent of the Company's proved reserves. In December 1998, Pioneer announced the re-negotiation of the Agreement and the sale of an exclusive and irrevocable option to the counter-parties to purchase the same properties on or before March 31, 1999. The proceeds associated with the re-negotiated terms total $335 million, of which $41 million represents an irrevocable option fee that has been paid to the Company as of December 31, 1998. The Company's realization of the remaining $294 million of proceeds, which would be used to reduce outstanding indebtedness, is primarily dependent upon the buyer's ability to finance the purchase and certain other contingencies defined in the Agreement. As a result, there can be no assurance that the divestiture of any or all of the properties will be completed or that the remaining proceeds will be realized. The Company is continuing to review its portfolio of oil and gas properties to identify other non-strategic properties for divestiture. The realization of the Company's plans to divest of the other non-strategic oil and gas properties in 1999 or in 2000 is contingent upon, among other things, the Company's ability to find one or more purchasers' willing to purchase the non-strategic assets at prices acceptable to the Company and the purchasers' ability to complete the transaction. There can be no assurances that the Company will be successful in completing the divestitures in 1999 or in 2000.

     The Company anticipates that it will continue to sell non-strategic properties from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability.

ACQUISITION ACTIVITIES

     GENERAL. The Company regularly seeks to acquire properties that complement its operations and provide further development opportunities and cost-reduction potential. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide development or exploration opportunities. During 1998, the Company reduced its emphasis on major acquisitions and, instead, concentrated its efforts on maximizing the value of the properties acquired in 1997. During 1997, the Company completed three major transactions: the merger with Mesa for total consideration of $991.0 million, the acquisition of Chauvco for total consideration of $721.4 million and the acquisition of assets from America Cometra for total consideration of $130 million. These acquisitions added significantly to the Company's exploratory and development drilling opportunities, balanced the Company's reserve mix between oil and natural gas, increased the scale of its operations in the Mid Continent region, the offshore Gulf Coast region, Argentina and Canada and provided the Company with a significant base of operations and experienced personnel for its areas of geographic focus, including international areas. During 1996, the Company focused on smaller acquisitions of properties that exhibited one or more of the following characteristics: properties that were near or otherwise complemented the Company's existing properties, properties that represented additional working interests in Company-operated properties or properties that provided the Company with strategic exploitation or exploration opportunities. In 1996, aggregate expenditures to acquire such interests and properties amounted to approximately $21 million.

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

FINANCIAL MANAGEMENT

     The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future exploration, development and acquisition opportunities. While the Company may occasionally incur higher levels of debt to take advantage of opportunities, management's objective is to maintain a flexible capital structure and to strengthen the Company's financial position through debt management.

     As with any organization, the Company has experienced various debt levels in recent years as it has responded to strategic opportunities. During 1996 and 1995, the Company took deliberate actions to reduce its debt levels or extend its debt maturities in order to improve its financial flexibility and enable it to take advantage of future strategic opportunities. The Company was able to reduce its debt level significantly each year through the application of proceeds from the dispositions of assets that the Company had identified as non-strategic (see "Asset Divestitures" above). In 1997, the Company's debt level increased as a result of the assumption of the debt of Mesa and Chauvco. In 1998, severe commodity price declines reduced cash flows from operating activities, causing the Company to increase debt to finance committed capital investments. As a result of the increases in debt and reductions in shareholders' equity primarily resulting from 1998 and 1997 non-cash asset impairment provisions (see Note M and Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), the Company's debt as a percentage of total capitalization has increased to 73 percent and 56 percent at December 31, 1998 and 1997, respectively. In 1999, the Company intends, as it did in 1996 and 1995, to take deliberate actions to reduce debt through reductions in capital investments and the use of operating cash flows and net proceeds from the divestiture of non-strategic assets.

MARKETING OF PRODUCTION

     GENERAL. Production from the Company's properties is marketed consistent with industry practices. Sales prices for both oil and gas production are negotiated based on factors normally considered in the industry such as the spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions.

     SIGNIFICANT PURCHASERS. During 1998, the Company's primary purchaser of crude oil was Genesis Crude Oil L.P. ("Genesis") and the Company's primary purchaser of natural gas liquids was Williams Energy Services ("Williams"). Approximately 10 percent and 10 percent of the Company's 1998 oil and gas revenues were attributable to sales to Genesis and Williams, respectively. During 1998, the Company marketed its natural gas to a variety of purchasers, none of which accounted for 10 percent or more of the Company's oil and gas revenues. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil and gas production or natural gas products.

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

     See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's results of its hedging activities; "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for discussions regarding the hedging strategies used by the Company to mitigate commodity price risks associated with crude oil, natural gas liquids and natural gas sales; and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's open hedge positions at December 31, 1998 and the related prices to be realized.

OPERATIONS BY GEOGRAPHIC AREA

     The Company operates in one industry segment. During 1998, the Company principally had oil and gas producing activities in the United States, Canada and Argentina and had exploration activities primarily in the United States, Canada, Argentina and South Africa. During 1997 and 1996, prior to the acquisition of Chauvco, the Company did not have significant operations in geographic areas other than the United States. See Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for geographic operating segment information.

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

     MARKETS. The Company's ability to produce and market oil and gas profitably depends on numerous factors beyond the Company's control. The effect of these factors cannot be accurately predicted or anticipated. In recent years, worldwide oil and gas production capacities in certain areas of the United States have exceeded demand, with resulting declines in the price of oil and gas. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, it is possible that prices for any oil or gas the Company produces will be equivalent to or lower than those currently available. A continuation of the current commodity price environment or a further decline in the price of oil or gas will continue to adversely affect the Company's revenues, profitability and cash flow.

     During most of 1996 and 1997, the Company benefited from higher oil prices as compared to previous years. However, during the fourth quarter of 1997, oil prices began a downward trend that has continued through March 1999. A continuation of the present oil price environment will prolong the associated adverse effect on the Company's revenues and operating cash flow, and may result in further downward adjustments to the Company's current 1999 capital budget of $100 million. Additionally, declines in the outlook for future price levels have contributed to 1998 and 1997 non-cash impairment provisions to reduce the carrying values of oil and gas properties and in a non-cash valuation adjustment to the Company's deferred tax assets. See Note M and Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific disclosures relative to the impairments and valuation provisions. Continued declines in commodity prices could result in additional impairment or valuation provisions in the future.

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

     The Outer Continental Shelf Lands Act (the "OCSLA") requires that all pipelines operating on or across the Outer Continental Shelf (the "OCS") provide open-access, nondiscriminatory service. Although the Federal Energy Regulatory Commission ("FERC") has chosen not to impose the regulations of Order No. 509, which implements the OCSLA, on gatherers and other non-jurisdictional entities, FERC has retained the authority to exercise jurisdiction over those entities if necessary to permit nondiscriminatory access to service on the OCS. In addition, gathering lines are currently exempt from FERC's jurisdiction, regardless of whether they are on the OCS, but FERC could eliminate this exception. Commencing

May 1994, FERC issued a series of orders in individual cases that delineate its current gathering policy. FERC's gathering policy was retained and clarified with regard to deep water offshore facilities in a statement of policy issued in February 1996. FERC's new gathering policy does not address its jurisdiction over pipelines operating on or across the OCS pursuant to the OCSLA. If FERC were to apply Order No. 509 to gatherers on the OCS, eliminate the exemption of gathering lines and redefine its jurisdiction over gathering lines, these acts could result in a reduction in available pipeline space for existing shippers in the Gulf of Mexico and elsewhere, such as the Company.

     Additional proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, FERC, state regulatory bodies, the courts and foreign governments. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations.

     ENVIRONMENTAL AND HEALTH CONTROLS. The Company's operations are subject to numerous federal, state, local and foreign laws and regulations relating to environmental and health protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air or other discharges resulting from the operation of natural gas processing plants, pipeline systems and other facilities that the Company owns. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on its results of operations or financial condition, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including potential criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

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

     The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and natural gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

     The Company currently owns or leases, and has in the past owned or leased, properties that for many years have been used for the exploration and production of oil and gas. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial plugging operations to prevent future contamination.

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

     OPA requires responsible parties to establish and maintain evidence of financial responsibility to cover removal costs and damages resulting from an oil spill. OPA calls for a financial responsibility increase from $35 million to $150 million to cover pollution cleanup for offshore facilities. In August 1993, the United States Mineral Management Service (the "MMS"), which has been charged with implementing certain segments of OPA, issued its advanced notice of proposed rulemaking that would increase financial responsibility requirements for offshore lessees and permittees to $150 million as required by OPA. Due to the OPA's broad definition of "offshore facility," the Company could become subject to the financial responsibility rule if it is proposed and adopted; to date, however, the MMS has not formally proposed the financial responsibility regulations. On May 9, 1995, the U.S. House of Representatives passed a bill that would lower the financial responsibility requirements applicable to offshore facilities to $35 million (the current requirement under the federal OCSLA). The bill allows the limit to be increased to $150 million if a formal risk assessment indicates the increase to be warranted. It would also define "offshore facility" to include only coastal oil and gas properties. A U.S. Senate bill that would also lower the financial responsibility requirements for offshore facilities was passed in late 1995. The Senate bill would reduce the scope of "offshore facilities" subject to this financial assurance requirement to those facilities seaward of the U.S. coastline that are engaged in drilling for, producing or processing oil or that have the capacity to transport, store, transfer, or handle more than 1,000 barrels of oil at a time. Currently, the House and Senate bills are being reconciled in Conference Committee. The Clinton Administration has indicated support for these changes to the OPA financial responsibility requirements. The Company cannot predict the final form of the financial responsibility requirements that will be ultimately established, but any role that requires the Company to establish evidence of financial responsibility in the amount of $150 million has the potential to have a material adverse effect on the Company's results of operations and financial condition. The Company does not believe that the rule to be proposed by the MMS will be any more burdensome to it than it will be to other similarly situated oil and gas companies.

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

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not, in the future, result in a curtailment of production or processing or a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's results of operations and financial condition.

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

     OIL AND GAS PRICES AND GENERAL MARKET RISKS. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on prices of oil and gas, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A continuation of the significantly lower oil and gas prices experienced in 1998, as compared to prior years, or a further decline in the prices of oil or gas will have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties, a valuation adjustment to the Company's deferred tax assets and a reduction in the Company's commitments under its bank credit facilities.

     RISKS OF DRILLING ACTIVITIES. As noted under "Item 1. Business -- Business Activities," of the total 1999 capital budget of $100 million, the Company anticipates spending approximately $75 million on development activities and $25 million on exploration activities. Drilling involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because of the percentage of the Company's capital budget devoted to exploratory projects, it is likely that the Company will continue to experience exploration and abandonment expense.

     RISKS ASSOCIATED WITH UNPROVED PROPERTIES. At December 31, 1998 and 1997, the Company had unproved property costs of $342.6 million and $545.1 million, respectively. United States generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company may be required to recognize significant non-cash charges in the earnings of future periods. There can be no assurance that economic reserves will be determined to exist for such projects.

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

     DIVESTITURES. The Company regularly reviews its property base for the purpose of identifying non-strategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability of the

Company to dispose of non-strategic assets, including the availability of purchasers willing to purchase the non-strategic assets at prices acceptable to the Company.

     RISKS ASSOCIATED WITH OPERATION OF NATURAL GAS PROCESSING PLANTS. The Company owns interests in seven natural gas processing plants and operates three of those plants, although the net revenues derived from natural gas processing during 1998 and 1997 represented only one percent of the total net revenues from oil and gas activities. There are significant risks associated with the operation of natural gas processing plants. Natural gas and natural gas liquids are volatile and explosive and may include carcinogens. Damage to or misoperation of a natural gas processing plant could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

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

     ENVIRONMENTAL RISKS. The oil and gas business is also subject to environmental hazards, such as oil spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of federal, state and foreign laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to penalties, damages or other liabilities, and compliance may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business -- Competition, Markets and Regulation -- Environmental and Health Controls".

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

     COMPETITION. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business -- Competition, Markets and Regulation".

     RISKS ASSOCIATED WITH DEBT. At December 31, 1998 and 1997, the Company had total debt outstanding of $2.2 billion and $1.9 billion, respectively. As of December 31, 1998, approximately 55 percent of the Company's total debt was comprised of variable rate debt that is sensitive to changes in market interest rates. Such variable rate debt is primarily comprised of borrowings under credit facilities. During 1999, the Company must reduce its borrowings by $306.5 million to comply with commitment reduction provisions specified in the credit facilities and other current debt obligations. The Company is also subject to certain debt covenants that are defined in the credit facilities. See "Interest rate sensitivity" included in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's risks associated interest rate sensitivity. Also, see "1999 Outlook -- Credit facilities" included in "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for discussions relative to the Company's credit facilities.

     GOVERNMENT REGULATION. The Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1.
Business -- Competition, Markets and Regulation".

     RISKS OF INTERNATIONAL OPERATIONS. At December 31, 1998, approximately 22 percent of the Company's proved reserves of oil and gas were located outside the United States (14 percent in Argentina and 8 percent in Canada). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries) and changes in the value of the United States dollar versus the local currency in which oil and gas are sold. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's consolidated revenues and expenses (as expressed in United States dollars).

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

     "PV 10 value" means the present value of estimated future net revenues, before income taxes, of proved reserves, determined in all material respects in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") (generally using prices and costs in effect at the specified date and a 10 percent discount rate). The reserve estimates for 1998 utilize an oil price of $10.09 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs), an NGL price of $6.81 per Bbl and a gas price of $1.64 per Mcf (reflecting adjustments for Btu content, gathering and transportation costs and gas processing and shrinkage).

ITEM 2. PROPERTIES

     The information included in this Report about the Company's proved oil and gas reserves at December 31, 1998, including estimated quantities and PV 10 value, is based on reserve reports prepared by the Company's engineers.

     Numerous uncertainties exist in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. This Report contains estimates of the Company's proved oil and gas reserves and the related future net revenues, which are based on various assumptions, including those prescribed by the SEC. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and related PV 10 value of proved reserves set forth in this Report. In addition, the Company's reserves may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, estimates of the PV 10 value of proved reserves contained in this Report should not be construed as estimates of the current market value of the Company's proved reserves.

     PV 10 value is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. It requires the use of oil and gas prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas because of seasonal price fluctuations or other varying market conditions. PV 10 values as of any date are not necessarily indicative of future results of operations. Accordingly, estimates of future net revenues in this Report may be materially different from the net revenues that are ultimately received.

     The Company did not provide estimates of total proved oil and gas reserves during 1998 to any federal authority or agency, other than the SEC.

PROVED RESERVES

     The Company's proved reserves totaled 676.8 million BOE at December 31, 1998, 761.6 million BOE at December 31, 1997 and 302.2 million BOE at December 31, 1996, representing $1.6 billion, $3.1 billion and $2.3 billion, respectively, in PV 10 value. Downward revisions of reserve quantities as a result of the decline in commodity prices was the primary reason for the decrease in reserves and PV 10 value during 1998.

     On a BOE basis, 90 percent of the Company's total proved reserves at December 31, 1998 are proved developed reserves. Based on reserve information as of December 31, 1998 and using the Company's reserve report production information for 1999, the reserve-to-production ratio associated with the Company's proved reserves is 11 years on a BOE basis. The following table provides information regarding the Company's proved reserves by geographic area as of and for the year ended December 31, 1998.

                          PROVED OIL AND GAS RESERVES

                                                                             1998 AVERAGE
                          PROVED RESERVES AS OF DECEMBER 31, 1998        DAILY PRODUCTION(a)
                         ------------------------------------------   --------------------------
                           OIL      NATURAL                PV 10       OIL     NATURAL
                         & NGLS       GAS                  VALUE      & NGLS     GAS
                         (MBbls)    (MMcf)      MBOE       (000)      (BBls)    (Mcf)      BOE
                         -------   ---------   -------   ----------   ------   -------   -------
United States..........  269,638   1,545,644   527,246   $1,226,869   69,390   377,373   132,285
Argentina..............   24,219     428,334    95,608      232,799   9,041     73,427    21,279
Canada.................   12,447     249,230    53,985      189,140   9,852     53,072    18,697
                         -------   ---------   -------   ----------   ------   -------   -------
     Total.............  306,304   2,223,208   676,839   $1,648,808   88,283   503,872   172,261
                         =======   =========   =======   ==========   ======   =======   =======

---------------

(a) The 1998 average daily production is calculated using a 365-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

RESERVE REPLACEMENT

     For the first time in almost a decade, the Company was unable to replace its annual production volumes with proved reserves of crude oil, NGLs and natural gas, stated on an energy equivalent basis. During 1998, the Company's proved reserves declined 84.8 million BOE including 62.9 million BOE related to production, 31.2 million BOE related to downward reserve revisions and 2.5 million BOE related to asset sales. Discoveries and extensions of 11.8 million BOE partially offset these reductions. Reserve revisions result from several factors including changes in existing estimates of quantities available for production and changes in estimates of quantities which are economical to produce under current pricing conditions. The downward revisions in 1998 relate primarily to the decline in commodity prices during 1998. The Company's reserves as of December 31, 1998 were estimated using a price of $10.09 per Bbl of oil, $6.81 per Bbl of NGLs and $1.64 per Mcf of gas. Should prices increase or decline in future periods, reserves may be revised upward or downward for quantities which may be economical or uneconomical to produce at higher or lower prices, respectively.

     The Company's 1998 reserve replacement rate on a BOE basis was negative due to the severe decline in commodity prices during 1998. Previous reserve replacement performance rates were 1,450 percent in 1997 (1,375 percent for oil and 1,528 percent for gas) and 314 percent in 1996 (398 percent for oil and 239 percent for gas). For the three-year period ended December 31, 1998, the average reserve replacement rate was 465 percent, as compared to a three-year average replacement rate of 769 percent in 1997 and 377 percent in 1996. During 1998, the reserve replacement rate was primarily influenced by the decline in commodity prices which resulted in significant downward reserve revisions. During 1997, the Company's reserve replacement rate was primarily the product of its acquisition activities. In 1996, the reserve replacement rate was influenced primarily by exploration and development activities.

FINDING COST

     The Company's acquisition and finding cost per BOE for 1998 was negative as compared to the 1997 and 1996 acquisition and finding costs of $8.23 and $3.10 per BOE, respectively. The negative rate in 1998 was a result of downward reserve revisions related to the decline in commodity prices during 1998. The rate in 1997 was a result of the fair value associated with Mesa's and Chauvco's long-lived, low production cost reserves. The average acquisition and finding cost for the three-year period from 1996 to 1998 was $8.65 per BOE representing a 23 percent increase from the 1997 three-year average rate of $7.04.

OIL AND GAS MIX

     The Company seeks to maintain a strategic balance between oil and natural gas reserves and production. While the Company's reserve and production mix may vary somewhat on a short-term basis as the Company takes advantage of market conditions and specific acquisition and development opportunities, management believes that a relative mix of approximately 50 percent oil and NGLs and 50 percent natural gas is in the best long-term interests of the Company and its stockholders. The Company's reserve mix was 45 percent oil and NGLs and 55 percent gas at December 31, 1998, and its production mix was 51 percent oil and NGLs and 49 percent gas during 1998.

DESCRIPTION OF PROPERTIES

     As of December 31, 1998, the Company has operations in the United States, Argentina and Canada, and to a lesser extent, exploration opportunities in Africa.

     DOMESTIC. The Company's domestic operations are principally located in the Gulf Coast, Mid Continent and Permian Basin areas. In the Gulf Coast area, the Company is focused on reserve and production growth through a balanced portfolio of development and exploration activities. To accomplish this, the Company has devoted most of its domestic exploration efforts to this area, as well as its investment in and utilization of 3-D seismic technology. During 1998, the Company expended $167 million to drill 38 development and eight exploratory wells and more importantly, significantly enhanced its library of seismic data for future exploration activities.

     During 1999, the Company's exploration drilling will be concentrated in the Gulf of Mexico and the onshore Gulf Coast area. The Company will participate in the drilling of one or two wells in its deep-water Mississippi Canyon Block 305. The Company has a 25 percent working interest (21.875 percent net revenue interest) in the block; however, Pioneer is responsible for 50 percent of the before casing point drilling costs in the first exploratory well drilled. Drilling began on the first well in this block during January 1999. The well is scheduled for preliminary evaluations in March. Two additional wells are planned for 1999 onshore in the Gulf Coast area or in East Texas where several shallower exploration prospects have been defined by the Company's 3-D database.

     The Mid Continent area includes properties located in Kansas, the Texas Panhandle, Oklahoma and Arkansas. By far, the largest of these assets is the Company's Hugoton field followed by the West Panhandle field, both acquired from Mesa in August 1997. These two fields combined account for approximately $548 million of the Company's $1.6 billion of PV 10 reserve value at December 31, 1998. During 1998, the Company spent approximately $26 million on exploratory and development drilling in the Mid Continent area. This activity included the drilling of 89 development wells and two exploratory wells.

     Hugoton field. The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. The Company's Hugoton properties represent approximately 13 percent of the proved reserves in the field and are located on over 237,000 net acres, covering approximately 400 square miles. The Company has working interest in approximately 1,200 wells in the Hugoton field, almost 1,000 of which it operates, and royalty interest in approximately 750 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and associated NGLs.

     Production in the Hugoton field is subject to allowables set by state regulators, but the Company's Hugoton operated properties are capable of producing approximately 150 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties). The Company estimates that it and other major producers in the Hugoton field produced at or near capacity in 1998.

     The Company is considering plans to submit an application to the Kansas Corporation Commission (the "KCC") to allow infill drilling into the Council Grove Formation. The Company believes that such infill drilling could increase production from its Hugoton properties. There can be no assurance that the application will be approved or as to the timing of receipt of such approval if such approval is obtained.

     West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's natural gas in the West Panhandle field is produced from approximately 600 wells on more than 241,000 gross (185,000 net) acres covering over 375 square miles. The Company's wellhead gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from many other natural gas fields. The Company operates the wells and production equipment and Colorado Interstate Gas Company owns and operates the gathering system.

     The production from the West Panhandle field is processed through the Company-owned Fain natural gas processing plant. In February 1997, the Company initiated a project to add nitrogen rejection capabilities at the Fain Plant. This project, which was completed in mid-1998, allows the Company to recover a greater percentage of the helium in the processed gas; increase NGL recoveries; and upgrade residue quality improving marketing flexibility.

     As of December 31, 1998, the Company's West Panhandle properties represented approximately 13 percent of the Company's equivalent proved reserves and approximately nine percent of the present value of estimated future net cash flows, determined in accordance with SEC guidelines. The Company has identified over 70 locations that have additional production potential that the Company plans to redrill in the next few years.

     Since the early 1960's, the Company has been involved in acquisition and development activities in fields in the Permian Basin area which includes all of West Texas and Southeastern New Mexico. Of the $411 million of PV 10 value contained in the properties in the Permian Basin area, the Spraberry field accounts for $294 million. Along with the Spraberry field, the Iatan field in Mitchell County, Texas, the Dagger Draw field in Eddy County, New Mexico and the Ozona field in Crockett and Sutton Counties of Texas are significant to the Company's Permian Basin area's operations in terms of existing production, production and reserve growth, and identification of additional drilling locations.

     The Company will continue to focus on the development of the existing properties utilizing waterflood procedures and secondary recovery technologies as these efforts have consistently resulted in increased production, reserve additions due to development drilling, and new drilling locations. In addition, all of the fields in this operational group have been screened for feasibility for carbon dioxide (CO(2)) flood implementation. During 1998, the Company expended $113 million to drill 271 development and 13 exploratory wells. Wells being drilled at the end of 1998 are being shut-in temporarily in anticipation of future increases in oil prices. When this takes place, the Company will be in a position to increase its oil production rather quickly. In addition, the Company anticipates spending $9 million in 1999 in the Permian Basin area to drill approximately 50 wells which will also be shut-in temporarily pending future increases in oil prices. Development activities will account for the majority of these planned expenditures.

     Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average Btu content of 1,400 Btu per Mcf. The oil and gas is produced from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. The center of the Spraberry field was unitized in the late 1950's and early 1960's by the major oil companies; however, until the late 1980's there was very limited development activity in the field. Since 1989, the Company has focused acquisition and development drilling activities in the unitized portion of the Spraberry field due to the dormant condition of the properties and the high net revenue interests available. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the hundreds of undeveloped infill drilling locations and the ability to reduce operating expenses through economies of scale. The Company initiated an aggressive optimization and automation cost cutting program in 1998, which reduced operating expenses. This program will continue in 1999 and the Company believes that an additional 10 percent reduction can be achieved. In February 1997, the Texas Railroad Commission (which regulates oil and gas production) entered a favorable order on the

Company's application to allow administrative approval of uncontested applications to increase the density of drilling in the Spraberry field from one well per 80 acres to one well per 40 acres.

     INTERNATIONAL. The acquisition of Chauvco provided the Company with a significant presence in Argentina and Canada, representing 14 percent and 11 percent, respectively, of the Company's PV 10 value at December 31, 1998. The Company's Argentine properties are primarily located in the Tierra del Fuego and Neuquen basins. The Company's share of Argentine production during 1998 averaged
21.3 MBOE's per day. The Tierra del Fuego production concession is located in the extreme southern portion of Argentina, approximately 1,500 miles south of the country's capital, Buenos Aires. Crude oil, natural gas, condensate and NGLs are produced from six separate fields in which the Company has a 35 percent working interest. Recent expansion of gas processing facilities and completed pipeline connections at Tierra del Fuego will allow handling of increased production volumes committed for delivery under a gas contract to a petrochemical plant in Chile. Natural gas deliveries under the contract to the methanol plant in Chile averaged 50 MMcf per day during 1998.

     The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of the country's capital city and just to the east of the Andes Mountains. Crude oil and natural gas are produced from the Loma Negra/NI Block, the Dadin Block, the Al Norte de la Dorsal Block and the Neuquen del Medio Block in which the Company has a 100 percent working interest. A commercial discovery was made in the newly acquired Bajo Baguales Block in which the Company has a 65 percent interest.

     During 1998, the Company drilled 46 development wells and 22 exploratory wells in Argentina. The Company plans to spend $24 million on gas development opportunities in Argentina during 1999.

     The Company's Canadian producing properties are primarily located in Alberta and British Columbia, Canada in the following areas: Chinchaga, Martin Creek, Thompson Lake/Alliance, Rycroft, Lookout Butte and David. During 1998, these properties produced an average of 18.7 MBOE's per day, net to the Company's interest. In addition, during 1998 the Company drilled 60 development wells and 14 exploratory wells primarily in Chinchaga and Martin Creek areas. These properties currently include 29 new development well locations that are scheduled to be drilled in 1999.

     In addition to the proved producing assets of Chauvco and Mesa, the Company acquired a substantial inventory of unproved oil and gas properties during 1997 which will provide the Company with many exploration opportunities with the potential for significant reserve additions. Although the acquisition of a portfolio of unproved properties represents an exciting challenge to the Company's team of engineers, geologists and geophysicists, such opportunities are not without risk. United States generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. During 1998, the Company reduced the carrying value of its unproved oil and gas properties by $147.3 million. See Note M of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data". An unproved property may be impaired if the Company does not intend to drill the prospect as a result of downward revisions to potential proved reserves, if the results of exploration or the Company's outlook for future commodity prices indicate that the potential reserves are not sufficient to generate net cash flows to recover the investment required by the project, or if the Company intends to sell the property for less than its carrying value. There can be no assurance that economic reserves will be determined to exist for such projects in the future.

     On a smaller scale, the Company has entered into agreements to explore in the African nations of South Africa and Gabon. The South African agreements cover over 13 million acres along the southern coast of South Africa, generally in water depths less than 650 feet. During 1998, the Company participated in the drilling of five wells in South Africa. Of the five wells drilled, two discovered hydrocarbons; however, future activities associated with these discoveries is under evaluation given the current economic environment of the oil and gas industry. In 1998, the Company incurred $16.0 million of drilling and seismic costs in South Africa. During 1999, the Company has targeted both South Africa and Gabon for comprehensive studies that will focus on analysis, ranking and timing of prospects. No new wells are planned during 1999 in South Africa while the Company evaluates farmout and other risk sharing opportunities. Seismic studies are currently planned to commence in Gabon during late 1999 or early 2000.

SELECTED OIL AND GAS INFORMATION

     The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 1998, 1997 and 1996. Because of normal production declines, increased or decreased drilling activities and the effects of future acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

     PRODUCTION, PRICE AND COST DATA. The following table sets forth production, price and cost data with respect to the Company's properties for the years ended December 31, 1998, 1997 and 1996.

                       PRODUCTION, PRICE AND COST DATA(a)

                                                            YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                                    1998                                   1997
                                  -----------------------------------------   -------------------------------

                                   UNITED                                      UNITED
                                   STATES    ARGENTINA   CANADA     TOTAL      STATES    ARGENTINA    TOTAL
                                  --------   ---------   -------   --------   --------   ---------   --------
Production information:
 Annual production:
   Oil (MBbls)..................    15,167      3,072      3,315     21,554     13,470       148       13,618
   NGLs (MBbls).................    10,160        228        281     10,669      4,267        --        4,267
   Gas (MMcf)...................   137,741     26,801     19,371    183,913    104,868        --      104,868
   Total (MBOE).................    48,284      7,767      6,824     62,875     35,215       148       35,363
 Average daily production:
   Oil (Bbls)...................    41,555      8,415      9,082     59,052     36,903       406       37,309
   NGLs (Bbls)..................    27,835        626        770     29,231     11,691        --       11,691
   Gas (Mcf)....................   377,373     73,427     53,072    503,872    287,309        --      287,309
   Total (BOE)..................   132,285     21,279     18,697    172,261     96,479       406       96,885
 Average prices:
   Oil (per Bbl)................  $  13.96    $ 11.00    $ 10.96   $  13.08   $  18.50    $19.68     $  18.51
   NGLs (per Bbl)...............  $   8.86    $  9.83    $  9.54   $   8.90   $  12.59    $   --     $  12.59
   Gas (per Mcf)................  $   2.01    $  1.09    $  1.45   $   1.82   $   2.20    $   --     $   2.20
   Revenue (per BOE)............  $  11.99    $  8.40    $  9.83   $  11.32   $  15.16    $19.68     $  15.18
 Average costs:
   Production costs (per BOE):
     Lease operating expense....  $   3.04    $  2.57    $  3.56   $   3.04   $   3.01    $ 5.47     $   3.02
     Production taxes...........       .50        .15         --        .40        .81       .19          .81
     Workovers..................       .14         --        .10        .12        .25        --          .25
                                  --------    -------    -------   --------   --------    ------     --------
       Total....................  $   3.68    $  2.72    $  3.66   $   3.56   $   4.07    $ 5.66     $   4.08
   Depletion expense (per BOE)..  $   4.96    $  5.42    $  5.95   $   5.13   $   5.77    $ 8.70     $   5.78

                                       YEAR ENDED DECEMBER 31,
                                  ----------------------------------
                                                 1996
                                  ----------------------------------
                                             AUSTRALIA(b)
                                   UNITED        AND
                                   STATES     ARGENTINA      TOTAL
                                  --------   ------------   --------
Production information:
 Annual production:
   Oil (MBbls)..................    10,872         403        11,275
   NGLs (MBbls).................        --          --            --
   Gas (MMcf)...................    73,924       1,927        75,851
   Total (MBOE).................    23,193         723        23,916
 Average daily production:
   Oil (Bbls)...................    29,705       1,100        30,805
   NGLs (Bbls)..................        --          --            --
   Gas (Mcf)....................   201,979       5,265       207,244
   Total (BOE)..................    63,368       1,978        65,346
 Average prices:
   Oil (per Bbl)................  $  19.96     $ 19.81      $  19.96
   NGLs (per Bbl)...............  $     --     $    --      $     --
   Gas (per Mcf)................  $   2.27     $  1.95      $   2.27
   Revenue (per BOE)............  $  16.61     $ 16.21      $  16.60
 Average costs:
   Production costs (per BOE):
     Lease operating expense....  $   3.39     $  4.75      $   3.43
     Production taxes...........       .94          --           .91
     Workovers..................       .28          --           .27
                                  --------     -------      --------
       Total....................  $   4.61     $  4.75      $   4.61
   Depletion expense (per BOE)..  $   4.25     $  5.73      $   4.30

---------------

(a) These amounts are calculated without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.

(b) Represents production associated with the Company's Australian subsidiaries prior to their divestiture in 1996.

     PRODUCTIVE WELLS. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 1998, 1997 and 1996.

                              PRODUCTIVE WELLS(A)

                                                 GROSS PRODUCTIVE WELLS   NET PRODUCTIVE WELLS
                                                 ----------------------   ---------------------
                                                  OIL     GAS    TOTAL     OIL     GAS    TOTAL
                                                 -----   -----   ------   -----   -----   -----
Year ended December 31, 1998:
  United States................................  6,280   4,130   10,410   3,578   2,443   6,021
  Argentina....................................    443     158      601     298     103     401
  Canada.......................................  1,719     454    2,173     715     241     956
                                                 -----   -----   ------   -----   -----   -----
  Total........................................  8,442   4,742   13,184   4,591   2,787   7,378
                                                 =====   =====   ======   =====   =====   =====
Year ended December 31, 1997:
  United States................................  6,075   3,931   10,006   3,399   2,326   5,725
  Argentina....................................    342     122      464     228      84     312
  Canada.......................................  1,666     428    2,094     667     202     869
                                                 -----   -----   ------   -----   -----   -----
  Total........................................  8,083   4,481   12,564   4,294   2,612   6,906
                                                 =====   =====   ======   =====   =====   =====
Year ended December 31, 1996:
  United States................................  5,572   1,393    6,965   3,119     650   3,769
  Argentina....................................      5      --        5       1      --       1
                                                 -----   -----   ------   -----   -----   -----
  Total........................................  5,577   1,393    6,970   3,120     650   3,770
                                                 =====   =====   ======   =====   =====   =====

---------------

(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 1998, the Company owned interests in 181 wells containing multiple completions.

     LEASEHOLD ACREAGE. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 1998.

                               LEASEHOLD ACREAGE

                                          DEVELOPED ACREAGE        UNDEVELOPED ACREAGE
                                       -----------------------   ------------------------   ROYALTY
                                       GROSS ACRES   NET ACRES   GROSS ACRES   NET ACRES    ACREAGE
                                       -----------   ---------   -----------   ----------   -------
  United States......................   1,505,137      958,845    1,230,934       705,543   422,246
  Canada.............................     332,000      151,000      620,000       397,000        --
  Argentina..........................     655,000      256,000    1,152,000       737,000        --
  South Africa and Gabon.............          --           --   13,813,937    13,513,937        --
                                        ---------    ---------   ----------    ----------   -------
  Total..............................   2,492,137    1,365,845   16,816,871    15,353,480   422,246
                                        =========    =========   ==========    ==========   =======

     DRILLING ACTIVITIES. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled and completed during the years ended December 31, 1998, 1997 and 1996. This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry wells.

                              DRILLING ACTIVITIES

                                                       GROSS WELLS                 NET WELLS
                                                 ------------------------   ------------------------
                                                 YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                 ------------------------   ------------------------
                                                 1998    1997    1996(b)    1998     1997    1996(b)
                                                 -----   -----   --------   -----   ------   -------
United States:
  Productive wells:
     Development...............................   385     483      535      285.9    341.2    362.9
     Exploratory...............................    18      38       37       13.4     23.8     24.2
  Dry holes:
     Development...............................    13      18        7        8.8      8.8      4.4
     Exploratory...............................     5      46       10        3.0     30.3      6.0
                                                  ---     ---      ---      -----   ------    -----
                                                  421     585      589      311.1    404.1    397.5
                                                  ---     ---      ---      -----   ------    -----
Argentina:
  Productive wells:
     Development...............................    41       4        3       39.1       .6       .4
     Exploratory...............................    11       1       --       10.6       .1       --
  Dry holes:
     Development...............................     5      --       --        5.0       --       --
     Exploratory...............................    11       1        3        9.7       .1       .4
                                                  ---     ---      ---      -----   ------    -----
                                                   68       6        6       64.4       .8       .8
                                                  ---     ---      ---      -----   ------    -----
Canada:
  Productive wells:
     Development...............................    54      --       --       37.1       --       --
     Exploratory...............................    10      --       --        7.2       --       --
  Dry holes:
     Development...............................     6      --       --        5.4       --       --
     Exploratory...............................     4      --       --        3.0       --       --
                                                  ---     ---      ---      -----   ------    -----
                                                   74      --       --       52.7       --       --
                                                  ---     ---      ---      -----   ------    -----
Other foreign:
  Productive wells:
     Development...............................    --      --        2         --       --       .3
     Exploratory...............................     2      --       --         .7       --       --
  Dry holes:
     Development...............................    --      --        1         --       --       .2
     Exploratory...............................     3       1        1        1.7       .4       .2
                                                  ---     ---      ---      -----   ------    -----
                                                    5       1        4        2.4       .4       .7
                                                  ---     ---      ---      -----   ------    -----
          Total................................   568     592      599      430.6    405.3    399.0
                                                  ===     ===      ===      =====   ======    =====
Success ratio(a)...............................    92%     89%      96%        92%      90%      97%

---------------

(a) Represents those wells that were successfully completed as productive wells.

(b) The 1996 Australian amounts include only three months of activity related to the Company's Australian properties prior to their sale in March 1996.

     The following table sets forth information about the Company's wells that were in progress at December 31, 1998.

                                                              GROSS WELLS   NET WELLS
                                                              -----------   ---------
United States:
  Development...............................................      58          43.7
  Exploratory...............................................       8           3.8
                                                                  --          ----
                                                                  66          47.5
                                                                  --          ----
Argentina:
  Development...............................................       3           3.0
  Exploratory...............................................       4           3.4
                                                                  --          ----
                                                                   7           6.4
                                                                  --          ----
Canada:
  Development...............................................       2           1.7
  Exploratory...............................................       1            .3
                                                                  --          ----
                                                                   3           2.0
                                                                  --          ----
          Total.............................................      76          55.9
                                                                  ==          ====

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The Company is also party to other litigation incidental to its business. The claims for damages from such other legal actions are not in excess of 10 percent of the Company's current assets and the Company believes none of these actions to be material.

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

                                                                                 DIVIDENDS
                                                              HIGH     LOW     PAID PER SHARE
                                                              -----    ----    --------------
1998
  Fourth quarter............................................  $16      $ 7 3/4        --
  Third quarter.............................................  $24 11/16 $13 1/4      $.05
  Second quarter............................................  $25 15/16 $21 3/8        --
  First quarter.............................................  $30      $20 5/8      $.05
1997
  Fourth quarter............................................  $43 13/16 $25 5/8        --
  Third quarter.............................................  $44 3/8  $34 3/4      $.05
  Second quarter............................................  $36 3/16 $28 1/2        --
  First quarter.............................................  $37 5/8  $28 7/8      $.05

     On February 26, 1999, the last reported sales price of the Company's Common Stock, as reported in the New York Stock Exchange composite transactions, was $5 3/16 per share.

     As of February 26, 1999, the Company's Common Stock was held by approximately 35,000 holders of record, representing approximately 80,000 total owners.

     Since the third quarter of 1991, the Company has paid a cash dividend of $.05 per share of Common Stock in the first and third quarters of each calendar year; however, due to the current trend of declining commodity prices, the Company's Board of Directors has elected to discontinue the declaration of cash dividends in 1999 and future years.

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

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1998      1997(a)      1996       1995     1994(b)
                                            --------   ---------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues:
     Oil and gas..........................  $  711.5   $   536.8   $  396.9   $  375.7   $  337.6
     Natural gas processing...............        --          --       23.8       33.2       39.2
     Gas marketing........................        --          --         --       76.8      103.0
     Interest and other...................      10.4         4.3       17.5       11.4        6.9
     Gain (loss) on disposition of assets,
       net(c).............................       (.4)        4.9       97.1       16.6        9.5
                                            --------   ---------   --------   --------   --------
                                               721.5       546.0      535.3      513.7      496.2
                                            --------   ---------   --------   --------   --------
  Costs and expenses:
     Oil and gas production...............     223.5       144.2      110.3      130.9      127.1
     Natural gas processing...............        --          --       12.5       25.9       33.6
     Gas marketing........................        --          --         --       75.7      101.5
     Depletion, depreciation and
       amortization.......................     337.3       212.4      112.1      159.1      145.4
     Impairment of oil and gas properties
       and natural gas processing
       facilities.........................     459.5     1,356.4         --      130.5         --
     Exploration and abandonments.........     121.9        77.2       23.0       27.5       25.2
     General and administrative...........      73.0        48.8       28.4       37.4       29.0
     Reorganization.......................      33.2          --         --         --         --
     Interest.............................     164.3        77.5       46.2       65.4       50.6
     Other................................      39.6         7.1        2.5       11.3        4.3
                                            --------   ---------   --------   --------   --------
                                             1,452.3     1,923.6      335.0      663.7      516.7
                                            --------   ---------   --------   --------   --------
  Income (loss) before income taxes and
     extraordinary item...................    (730.8)   (1,377.6)     200.3     (150.0)     (20.5)
  Income tax benefit (provision)..........     (15.6)      500.3      (60.1)      45.9        6.5
                                            --------   ---------   --------   --------   --------
  Income (loss) before extraordinary
     item.................................    (746.4)     (877.3)     140.2     (104.1)     (14.0)
  Extraordinary item......................        --       (13.4)        --        4.3        (.6)
                                            --------   ---------   --------   --------   --------
Net income (loss).........................  $ (746.4)  $  (890.7)  $  140.2   $  (99.8)  $  (14.6)
                                            ========   =========   ========   ========   ========
  Income (loss) before extraordinary item
     per share:
     Basic................................  $  (7.46)  $  (16.88)  $   3.95   $  (2.96)  $   (.47)
                                            ========   =========   ========   ========   ========
     Diluted..............................  $  (7.46)  $  (16.88)  $   3.47   $  (2.96)  $   (.47)
                                            ========   =========   ========   ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                              1998      1997(A)      1996       1995     1994(B)
                                            --------   ---------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
  Net Income (loss) per share:
     Basic................................  $  (7.46)  $  (17.14)  $   3.95   $  (2.84)  $   (.49)
                                            ========   =========   ========   ========   ========
     Diluted..............................  $  (7.46)  $  (17.14)  $   3.47   $  (2.84)  $   (.49)
                                            ========   =========   ========   ========   ========
  Dividends per share.....................  $    .10   $     .10   $    .10   $    .10   $    .10
                                            ========   =========   ========   ========   ========
  Weighted average shares outstanding.....     100.1        52.0       35.5       35.1       29.9
OTHER FINANCIAL DATA:
  Cash flows from operating activities....  $  314.1   $   228.2   $  230.1   $  156.6   $  129.8
  Cash flows from investing activities....  $ (517.0)  $  (341.2)  $   13.7   $  (52.6)  $ (446.0)
  Cash flows from financing activities....  $  190.9   $   166.0   $ (245.4)  $ (107.9)  $  331.4
BALANCE SHEET DATA:
  Working capital (deficit)(d)............  $ (324.8)  $    46.6   $   26.1   $   31.5   $   43.7
  Property, plant and equipment, net......  $3,034.1   $ 3,515.8   $1,040.4   $1,121.7   $1,349.9
  Total assets............................  $3,481.3   $ 4,153.0   $1,199.9   $1,319.2   $1,604.9
  Long-term obligations...................  $2,101.2   $ 2,124.0   $  329.0   $  603.2   $  727.2
  Preferred stock of subsidiary...........  $     --   $      --   $  188.8   $  188.8   $  188.8
  Total stockholders' equity..............  $  789.1   $ 1,548.8   $  530.3   $  411.0   $  509.6

---------------

(a) Includes amounts relating to the acquisition of Mesa beginning in August 1997 and the acquisition of Chauvco as of December 18, 1997.

(b) Includes amounts relating to the acquisition of Bridge Oil Limited in July 1994 and the acquisition of properties from PG&E Resources Company in August 1994.

(c) Includes a gain of $83.3 million in 1996 related to the disposition of certain wholly-owned subsidiaries.

(d) The 1998 working capital deficit includes $306.5 million of current maturities of long-term debt, including required reductions in borrowings under the Company's credit facilities and other current debt obligations. See "1999 Outlook -- Credit facilities" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note E of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORMATION OF PIONEER

     Pioneer Natural Resources Company ("Pioneer", or the "Company"), a Delaware corporation, was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. On December 18, 1997, the Company was significantly expanded by the acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded, independent oil and gas company based in Calgary, Canada. Pioneer is an oil and gas exploration and production company with ownership interests in oil and gas properties located in the United States, Argentina, Canada and South Africa.

     The combined physical assets and management resources of Parker & Parsley, Mesa and Chauvco have created a company with a solid foundation of complementary assets and industry expertise. This foundation is anchored by the Hugoton gas field located in Southwest Kansas, the West Panhandle gas field located in the Texas Panhandle, and the Spraberry oil and gas field in West Texas. Each of these fields provides consistent and dependable production, cash flow and ongoing development opportunities. These three areas are complemented by the exploration and development opportunities and oil and gas production contributed by Pioneer's assets in the United States Gulf Coast area, Argentina and Canada. These assets create a portfolio of resources and opportunities that are well balanced between oil, natural gas liquids and gas; and, that are balanced between long-lived, dependable production and exploration and development opportunities. Along with these assets, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset values inherent in its physical assets.

     In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations", both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements of the Company are those of Parker & Parsley prior to August 1997, and present the addition of Mesa's and Chauvco's assets and liabilities as acquisitions by the Company in August and December 1997, respectively.

FINANCIAL PERFORMANCE

     The Company reported a net loss of $746.4 million ($7.46 per share) for the year ended December 31, 1998 as compared to a net loss of $890.7 million ($17.14 per share) and net income of $140.2 million ($3.95 per share) for the years ended December 31, 1997 and 1996, respectively. The 1998 results were significantly impacted by declining commodity prices, a full year of production volumes from the assets acquired from Mesa and Chauvco, provisions for the impairment of proved and unproved oil and gas properties, increased interest and general and administrative expenses, reorganization initiatives and a valuation allowance recognized to reduce the carrying value of the Company's deferred tax assets.

     Crude oil and natural gas prices have declined substantially since 1996. The average prices realized by the Company in 1998, including the effects of oil and gas hedges, were $13.08 per Bbl of oil, $8.90 per Bbl of NGL and $1.82 per Mcf of gas; as compared to average realized prices for oil, NGLs and gas of $18.51 per Bbl, $12.59 per Bbl and $2.20 per Mcf, respectively, in 1997; and, average realized prices for oil and gas of $19.96 per Bbl and $2.27 per Mcf, respectively, in 1996. The effects of the declining prices on the Company's results of operations and net cash generated by operating activities have been mitigated by strategic oil and gas price hedges and increased production volumes. Primarily as a result of the additions of the Mesa and Chauvco oil and gas properties, 1998 oil, NGL and gas production increased to 62,875 MBOE as compared to total production of 35,363 MBOE and 23,916 MBOE in 1997 and 1996, respectively. Oil and gas production costs and depletion, depreciation and amortization expense increased to $223.5 million and $337.3 million, respectively, in 1998, primarily as a result of increased production volumes. Oil and gas production costs and depletion, depreciation and amortization expense were $144.2 million and $212.4 million, respectively, in 1997 and $110.3 and $112.1 million, respectively, in 1996.

     The declining commodity price outlooks and performance issues prompted the Company to review its oil and gas properties for impairment in 1998 and 1997, resulting in non-cash, pre-tax impairment provisions of $459.5 million and $1.4 billion in 1998 and 1997, respectively. Exploration and abandonments expense for 1998 was $121.9 million as compared to $77.2 million and $23.0 million in 1997 and 1996, respectively, reflecting continued expansion of the Company's exploration program into 1998. Interest and general and administrative expenses were $164.3 million and $73.0 million in 1998, respectively, as compared to respective expenses of $77.5 million and $48.8 million in 1997 and $46.2 million and $28.4 million in 1996. The increase in interest expense is primarily reflective of a full year of interest expense incurred on the debt that was assumed in the Mesa and Chauvco acquisitions and increases in debt during 1998 to fund a portion of the Company's 1998 capital expenditures. The increase in general and administrative expenses similarly reflects a full year of corporate overhead and other costs incurred to manage a larger corporate entity.

     During 1998, the Company implemented cost containment initiatives intended to increase future operational and administrative efficiencies. Those initiatives included the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas, and Houston, Texas, the elimination of approximately 350 employee positions and other initiatives. The $33.2 million reorganization charge recognized during 1998 is a result of these initiatives. Other expenses increased to $39.6 million in 1998, as compared to $7.1 million and $2.5 million in 1997 and 1996, respectively. Other expense for 1998 included, and increased primarily as a result of, $20.5 million of mark-to-market adjustments of non-hedge foreign currency and Btu swap agreements previously owned by Chauvco and Mesa; a $9.6 million write-off of deferred compensation arising from change of control features in the Company's incentive plans; $4.4 million of other expenses associated with the Company's operations in Argentina and Canada; and, $3.3 million of bad debt expense.

     The net loss for 1998 was also impacted by a $271.1 million valuation allowance recognized to reduce the carrying value of the Company's deferred tax assets. This charge, which significantly impacted the Company's 1998 net loss, is a non-cash component of operating results and did not impact the Company's net cash provided by operating activities. Net cash provided by operating activities was $314.1 million for the year ended December 31, 1998, as compared to $228.2 million for the year ended December 31, 1997 and to $230.1 million for the year ended December 31, 1996. The additional cash flow generated by the increased production realized from the acquired Mesa and Chauvco properties was partially offset by the aforementioned declining commodity prices and increased costs and expenses.

     Total debt has increased to $2.2 billion at December 31, 1998 from $1.9 billion at December 31, 1997, due principally to capital expenditures in 1998 exceeding cash flow provided by operating activities. The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility for future opportunities. The Company's total book capitalization at December 31, 1998 was $3.0 billion, consisting of total debt of $2.2 billion and stockholders' equity of $.8 billion. As a result of increases in debt and reductions in shareholders' equity primarily resulting from 1998 and 1997 non-cash impairment provisions (see Note M and Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"), the Company's debt to total capitalization increased to 73 percent at December 31, 1998 from 56 percent at December 31, 1997.

     See "Results of Operations", below, for more in-depth discussions of the Company's oil and gas producing activities, including discussions pertaining to oil and gas production volumes, prices, hedging activities, costs and expenses, capital commitments, capital resources and liquidity.

1999 OUTLOOK

     The Company's results of operations and financial condition in 1999 are expected to be significantly affected by industry-wide conditions and Company specific attributes and plans. The declining trend in commodity prices has resulted from a combination of factors which have contributed to increased oil and gas supplies and decreased demand for those commodities. The most significant of those factors include increased crude oil exports by Iraq and other members of the Organization of Petroleum Exporting Countries ("OPEC"), mild weather patterns in heavy energy consuming areas during 1998 and 1997, and declining demand for energy in the Asian and other formerly-high-growth areas of the world due to regional recessions. During 1999, the Company anticipates a continuation of the unfavorable commodity price environment presently impacting the oil and gas industry. In response thereto, Pioneer plans to take deliberate actions to reduce its outstanding indebtedness and to protect its operating cash flows. The specific initiatives being taken include reductions in capital expenditures, the divestment of non-strategic assets, the continuation of cost containment measures and the maintenance of hedge positions designed to reduce the volatility of 1999 realized natural gas prices.

     Capital expenditures. During 1999, the Company plans to reduce capital expended for oil and gas property additions to approximately $100 million, of which $25 million has been budgeted for exploration expenditures and $75 million has been budgeted for exploitation projects. Geographically, during 1999 the Company expects capital expenditures of $60 million in the United States, $25 million in Argentina and $15 million in Canada. Pioneer's long-lived reserves and dependable production in the Hugoton and West Panhandle gas fields and Spraberry oil field allow it the flexibility necessary to make significant changes in its capital allocation plans without significantly impacting near term production volumes. During 1999, Pioneer's exploration and exploitation programs will focus on natural gas projects. The Company's 1999 exploitation program will focus on gas development in the Gulf Coast area and West Panhandle field in the United States, the Chinchaga field in Canada, and in the Neuquen Basin in Argentina. Exploration drilling will be concentrated in the Gulf of Mexico and the onshore Gulf Coast area. The Company will participate in one or two wells in the Gulf of Mexico deep-water Mississippi Canyon Block 305. The first well was spudded in January and is scheduled for preliminary evaluations in March. Two additional wells are planned for 1999 onshore in the Gulf Coast area or in East Texas where several shallower exploration prospects have been defined from Pioneer's 3-D database. The Company's exploration programs in South Africa, Gabon, and the Gulf Coast transition zone are targeted for comprehensive studies that will focus on analysis, ranking and timing of prospects during 1999. Seismic studies are currently planned to commence in Gabon during late 1999 or early 2000. No new wells are planned during 1999 in South Africa, where the Company is evaluating farmout and other risk sharing opportunities. In comparison, during 1999, the Company intends to use the excess of cash provided by operating activities over capital expenditures for oil and gas producing activities to reduce outstanding indebtedness.

     Asset divestitures. The Company has announced its intentions to sell non-strategic oil and gas assets for gross proceeds of $500 million to $600 million in 1999 and 2000. As is discussed more fully below in "Trends and Uncertainties -- Asset Dispositions", the Company has entered into a purchase and sale agreement (the "Agreement") to sell certain non-strategic oil and gas properties. The proceeds to be realized from the disposition, if the Agreement is consummated, are $335 million, of which $41 million represents an irrevocable option fee that has been paid to the Company as of December 31, 1998. If consummated, the Agreement requires a final payment to Pioneer of $294 million of proceeds on or before March 31, 1999. If the Agreement is not consummated, the $41 million of irrevocable option fees would be recognized as 1999 earnings. The Company is continuing to review its portfolio of oil and gas properties to identify other non-strategic properties for divestiture. The realization of the Company's plans to divest of the other non-strategic oil and gas properties in 1999 or in 2000 is contingent upon, among other things, the Company's ability to find one or more purchasers willing to purchase the non-strategic assets at prices acceptable to the Company and the purchasers' ability to complete the transaction. There can be no assurances that the Company will be successful in completing the divestitures in 1999 or in 2000. The Company intends to use divestiture proceeds, if such proceeds are realized, to reduce outstanding indebtedness during 1999 and 2000.

     Cost containment. In 1998, the Company initiated a number of cost containment measures. Such measures included centralizing its domestic operations which resulted in the closing of its regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas and Houston, Texas; the termination of 350 employees, including several officer positions; and the reduction of 1999 salaries among senior officers. These initiatives were designed to increase operational and administrative efficiencies, thereby reducing future production costs and general and administrative costs per BOE. Associated with these initiatives, the Company anticipates that additional reorganization charges of approximately $5 million will be recognized during the first quarter of 1999. See Note N of Notes to Consolidated Financial Statement included in "Item 8. Financial Statements and Supplementary Data" for specific discussion and disclosures regarding the Company's reorganization provisions.

     Hedging activities. The declines in commodity prices have had, and continue to have, a significant impact on the Company's financial condition and results of operations. To mitigate the impact of changing prices on the Company's financial condition and results of operations, Pioneer, from time to time, enters into commodity derivative contracts as hedges against oil and gas price risk. As of December 31, 1998, the Company had entered into 1999 hedge contracts for a combined notional volume of 284.7 MMcf of natural gas per day at a weighted average floor price of $2.14 per MMBtu (the Company has sold 1999 put options for a notional volume of 114.3 MMcf per day at an average index price of $1.82 per MMBtu, thereby releasing the average hedge floor on 114.3 MMcf per day of gas to the lesser of $2.12 per MMBtu or the index price plus $.30 per MMBtu). See Notes B, C and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     Income taxes. The Company's ability to realize its deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk, in light of the current economic conditions in the oil and gas industry, that certain of its net operating loss carryforwards and other credit carryforwards may expire unused. In accordance with generally accepted accounting principles, the Company must reduce the carrying value of its deferred tax assets if it cannot be determined that it is more likely than not that it will be able to realize the deferred tax assets in future operating periods. Accordingly, the Company has established a valuation allowance of $271.1 million in 1998 to reduce the carrying value of the assets. Although realization is not assured for the remaining deferred tax assets, the

Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax planning strategies. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable. As a result of this situation, it is likely that the Company's effective tax rate in 1999 will be minimal or nil if the Company recognizes a loss before income taxes. If the Company recognizes income before income taxes in 1999, its effective tax rate will be reduced to the extent that taxable earnings are recognized in those tax jurisdictions relative to which the Company established its 1998 valuation allowances.

     Credit facilities. As of December 31, 1998, the Company was a borrower under three separate credit facilities (the "Credit Facilities") that provided for combined loan commitments of $1.4 billion, comprised of a $1.075 billion primary credit facility (the "Primary Facility") that matures on August 7, 2002; a $290 million Canadian Credit Facility, (the "Canadian Facility"), which converted in the fourth quarter of 1998 to a $276 million term loan that matures on December 19, 2003; and an $85 million credit facility (the "364-day Facility") that matures on August 5, 1999. On December 31, 1998, the Company had $993.6 million of outstanding borrowings under the Primary Facility, $276.0 million of outstanding borrowings under the Canadian Facility and no borrowings under the 364-day Facility. As of December 31, 1998, advances on the Credit Facilities bear interest at the option of the Company, based on (a) the prime rate of NationsBank of Texas, N.A. ("Prime Rate") (7.75 percent at December 31,
1998), (b) a Eurodollar rate (substantially equal to the London Interbank Offered Rate ("LIBOR")) adjusted for the reserve requirement as determined by the Board of Governors of the Federal Reserve System with respect to transactions in Eurocurrency liabilities ("LIBOR Rate"), or (c) a competitive bid rate as quoted by the lending banks electing to participate pursuant to a request by the Borrower. The interest rates on the LIBOR Rate advances vary, with the interest rate margin ranging from 18 basis points to 55 basis points, including commitment utilization fees.

     On March 19, 1999, the Company and the syndicate of banks participating in the Credit Facilities executed amendments to the Credit Facilities that provide for a $495 million reduction in the combined loan commitments under the Credit Facilities by December 31, 1999; an increase in the maximum interest rate margin on LIBOR Rate advances to 350 basis points, including facility and leverage fees; provisions, under certain circumstances, for enhancing the participating banks' collateral rights; and, amendment of certain associated debt covenants, the most restrictive covenant requires the maintenance of a ratio of outstanding Company senior debt to earnings before interest, depletion, depreciation, amortization, income taxes, exploration and abandonment and other non-cash expenses ("EBITDAX") not to exceed 5.75 to one through September 30, 1999, 4.25 to one through March 31, 2000, and 3.5 to one thereafter. Additionally, the amendment provisions provide for the consolidation of the Primary Facility and the Canadian Facility. The 1999 amendments to the Credit Facilities will decrease the Company's liquidity and are expected to increase the Company's weighted average rate of interest on outstanding indebtedness. To satisfy the commitment reduction provisions of the amended Credit Facilities, the Company intends to reduce its outstanding borrowings through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures, borrowings under subordinated debt agreements or additional issuances of equity. The ultimate impact of the amendments on the Company's results of operations and financial condition as of and for the year ending December 31, 1999 is uncertain and will depend on the amount of debt reduction that the Company is able to achieve in 1999. See "Results of Operations -- Capital Commitments, Capital Resources and Liquidity", below, and Note E to Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for further discussions relative to the Company's Credit Facilities and outstanding borrowings.

TRENDS AND UNCERTAINTIES

COMMODITY PRICES

     The realized oil and gas prices that Pioneer reports are based on the market price received for the commodity adjusted by the results of the Company's hedging activities. Historically, worldwide oil and gas prices have been volatile and subject to significant changes in response to real and perceived conditions in world politics, weather patterns and other fundamental supply and demand variables.

     Since 1996, there has been a declining trend in world oil prices and, more recently but to a lesser extent, natural gas prices. The benchmark daily average NYMEX West Texas Intermediate crude oil closing price for the year ended December 31, 1998 has declined 30 percent and 35 percent, respectively, as compared with the same averages for 1997 and 1996; and, the benchmark daily average NYMEX Henry Hub closing natural gas price for the year ended December 31, 1998 has declined 14 percent and 15 percent, respectively, as compared with the same averages for 1997 and 1996.

ASSET DISPOSITIONS

     As is discussed in "1999 Outlook", above, the Company has announced its intentions to sell non-strategic oil and gas assets for gross proceeds of $500 million to $600 million in 1999 and 2000. In February 1998, the Company announced its intentions to sell domestic non-strategic properties and subsequently signed a purchase and sale agreement (the "Agreement") to sell certain oil and gas properties representing approximately 10 percent of the Company's proved reserves. In December 1998, Pioneer announced the re-negotiation of the Agreement and the sale of an exclusive and irrevocable option to the buyer to purchase the same properties on or before March 31, 1999. The proceeds associated with the re-negotiated terms total $335 million, of which $41 million represents an irrevocable option fee that has been paid to the Company as of December 31, 1998. The Company's realization of the remaining $294 million of proceeds, which would be used to reduce outstanding indebtedness, is primarily dependent upon the buyer's ability to finance the purchase and certain other contingencies defined in the Agreement. As a result, there can be no assurance that the divestiture of any or all of the properties will be completed or that the remaining proceeds will be realized. The Company is continuing to review its portfolio of oil and gas properties to identify other non-strategic properties for divestiture. The realization of the Company's plans to divest of the other non-strategic oil and gas properties in 1999 or in 2000 is contingent upon, among other things, the Company's ability to find one or more purchasers willing to purchase the non-strategic assets at prices acceptable to the Company and the purchasers' ability to complete the transaction. There can be no assurances that the Company will be successful in completing the divestitures in 1999 or in 2000.

ASSET IMPAIRMENTS AND VALUATION ALLOWANCES

     Neither the longevity nor the extent of the current trend of declining commodity prices can be assessed with any degree of certainty. A continuation of the trend, or other relevant factors, could result in further impairment provisions to the carrying value of the Company's proved and unproved properties or additional valuation allowances to the Company's deferred tax assets in the future, which could have a material adverse effect on the Company's financial condition and results of operations. See Notes B, M and O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information and disclosures regarding the Company's accounting policies and attributes pertaining to asset impairments and income tax valuation allowances.

FOREIGN CURRENCIES

     The Company has oil and gas business dealings in Canada, Argentina, South Africa and Gabon. Historically, crude oil sales contracts have been United States dollar denominated, which significantly reduces foreign currency risks associated with crude oil operations. Additionally, the Canadian dollar to United States dollar exchange rate remains relatively stable. The functional currency of the Company's Argentine operations is the Argentine peso. Presently, the Argentine peso is valued on a one-to-one relationship with the United States dollar. The functional currencies of the Company's South African and Gabon operations are the United States dollar. The Company's operations in South Africa and Gabon are not presently of a magnitude that would generate significant foreign currency risk. Although the above described currency relationships are not expected to change significantly in the near future, economic and other factors can cause significant and sudden changes in foreign currency exchange rates that could materially impact the Company's financial position and future results of operations.

YEAR 2000 PROJECT READINESS

     Historically, many computer programs have been developed that use only the last two digits in a date to refer to a year. As the year 2000 nears, the inability of such computer programs and embedded technologies to distinguish between "1900" and "2000" has given rise to the "Year 2000" problem. Theoretically, such computer programs and related technology could fail outright or communicate inaccurate data, if not remediated or replaced. With the proliferation of electronic data interchange, the Year 2000 problem represents a significant exposure to the entire global community, the full extent of which cannot be accurately assessed.

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

     The assessment phase of the Company's Year 2000 project is at varying stages of completion as it pertains to information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the Company estimates that the assessment phase is approximately 86 percent complete on a worldwide basis and has included, but is not limited to, the following procedures:

     - the identification of necessary remediation, upgrade and/or replacement of existing information technology applications and systems;

     - the assessment of non-information technology exposures, such as telecommunications systems, security systems, elevators and process control equipment;

     - the initiation of inquiry and dialogue with significant third party business partners, customers and suppliers in an effort to understand and assess their Year 2000 problems, readiness and potential impact on the Company and its Year 2000 problem;

     - the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into the Company's systems and business processes; and,

     - the formulation of contingency plans for mission-critical information technology systems.

     The Company expects to complete the assessment phase of its Year 2000 project by the end of the first quarter of 1999 but is being delayed by limited responses received on inquiries made of third party businesses. To date, the Company has distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 37 percent of those inquiries.

     The remedial phase of the Company's Year 2000 project is also at varying stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of December 31, 1998, the Company estimates that the remedial phase is approximately 54 percent complete, on a worldwide basis, subject to the continuing results of the third party inquiry assessments and the testing phase. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The Company has upgraded its Artesia general ledger accounting systems through remedial coding and is currently testing this system for Year 2000 compliance. The remediation of non-information technology is expected to be completed during July 1999. The Company's Year 2000 remedial actions have not significantly delayed other information technology projects or upgrades.

     The testing phase of the Company's Year 2000 project is on schedule. The Company expects to complete the testing of the Artesia system upgrades by March 1999 and all other information technology systems and non-information technology remediation by the end of the third quarter of 1999.

     The Company expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. The Company intends to use its working capital to pay for the costs of the Year 2000 projects. As of December 31, 1998, the Company's total costs incurred on the Year 2000 problem were $1.8 million, of which $200 thousand were incurred to replace non-compliant systems.

     The risks associated with the Year 2000 problem are significant. A failure to remedy a critical Year 2000 problem could have a materially adverse affect on the Company's results of operations and financial condition. The most likely worst case scenario which may be encountered as a result of a Year 2000 problem could include information and non-information system failures, the receipt or transmission of erroneous data, lost data or a combination of similar problems of a magnitude that cannot be accurately assessed at this time.

     In the assessment phase of the Company's Year 2000 project, contingency plans are being designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and, employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

ACCOUNTING FOR DERIVATIVES

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

RESULTS OF OPERATIONS

  OIL AND GAS PRODUCTION

     The following table describes the results of the Company's oil and gas production activities during 1998, 1997 and 1996.

                                                                YEAR ENDED DECEMBER 31,
                                                         -------------------------------------
                                                            1998          1997          1996
                                                         ----------    -----------    --------
                                                          (IN THOUSANDS, EXCEPT AVERAGE PRICE
                                                                    AND COST DATA)
Revenues:
  Oil and gas..........................................  $  711,492    $   536,782    $396,931
  Gain on disposition of oil and gas properties,
     net(a)............................................          53          3,304       7,786
                                                         ----------    -----------    --------
                                                            711,545        540,086     404,717
                                                         ----------    -----------    --------
Costs and expenses:
  Oil and gas production...............................     223,551        144,170     110,334
  Depletion............................................     322,294        204,450     102,803
  Impairment of oil and gas properties.................     459,519      1,356,390          --
  Exploration and abandonments.........................      51,008         37,603      12,653
  Geological and geophysical...........................      70,850         39,557       9,054
                                                         ----------    -----------    --------
                                                          1,127,222      1,782,170     234,844
                                                         ----------    -----------    --------
  Operating profit (loss) (excluding general and
     administrative expense and income taxes)..........  $ (415,677)   $(1,242,084)   $169,873
                                                         ==========    ===========    ========

---------------

(a) The 1997 amount does not include the gain related to the disposition of the Company's subsidiary that owned an interest in oil and gas properties in Turkey. The 1996 amount does not include the gain related to the disposition of the Company's Australasian assets. See Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1998           1997        1996
                                                           --------       --------    --------
                                                           (IN THOUSANDS, EXCEPT AVERAGE PRICE
                                                                     AND COST DATA)
Production:
  Oil (MBbls)............................................    21,554         13,618      11,275
  NGLs (MBbls)...........................................    10,669          4,267          --
  Gas (MMcf).............................................   183,913        104,868      75,851
  Total (MBOE)...........................................    62,875         35,363      23,916
Average daily production:
  Oil (Bbls).............................................    59,052         37,309      30,805
  NGLs (Bbls)............................................    29,231         11,691          --
  Gas (Mcf)..............................................   503,872        287,309     207,244
Average oil price (per Bbl)..............................  $  13.08       $  18.51    $  19.96
Average NGL price (per Bbl)..............................  $   8.90       $  12.59    $     --
Average gas price (per Mcf)..............................  $   1.82       $   2.20    $   2.27
Costs:
  Lease operating expense (per BOE)......................  $   3.04       $   3.02    $   3.43
  Production taxes (per BOE).............................       .40            .81         .91
  Workover costs (per BOE)...............................       .12            .25         .27
                                                           --------       --------    --------
     Total production costs (per BOE)....................  $   3.56       $   4.08    $   4.61
                                                           ========       ========    ========
  Depletion (per BOE)....................................  $   5.13       $   5.78    $   4.30

     OIL AND GAS REVENUES. Revenues from oil and gas operations totaled $711.5 million in 1998, $536.8 million in 1997 and $396.9 million in 1996, representing a 33 percent increase from 1997 to 1998 and a 35 percent increase from 1996 to 1997. The revenue increase from 1997 to 1998 is reflective of a 78 percent increase in BOE production, offset by a 29 percent, 29 percent and 17 percent decline in prices for oil, NGLs and gas, respectively, from 1997 to 1998. The increase in production during 1998 was primarily attributable to a full year of production realized from the Mesa and Chauvco properties acquired in 1997. The increase in revenue from 1996 to 1997 is primarily attributable to increases in oil and gas production, offset by declines in commodity prices. The majority of the increased production during 1997 was a direct result of the oil and gas properties acquired from Mesa.

     Parker & Parsley historically accounted for processed natural gas production as wellhead production on a wet gas basis, while Mesa accounted for processed natural gas production in two components: natural gas liquids and dry residue gas. The combined entities own three major gas processing facilities, and the majority of the gas processed by these facilities is owned by the Company and produced by Company-operated properties. Consequently, the Company now produces a higher proportion of processed gas relative to total natural gas production and accounts for any processed natural gas production as natural gas liquids and dry residue gas.

     Production volumes for 1998 increased by 78 percent from 35,363 MBOE to 62,875 MBOE. This increase is primarily reflective of a full year of production realized from the properties acquired from Mesa and Chauvco, but also was impacted favorably by the Company's exploration and development projects. The properties acquired from Mesa and Chauvco contributed 97 percent of the production growth from 1997 to 1998. Excluding the production associated with the Mesa and Chauvco properties and other properties sold during 1998 and 1997, production increased nine percent during 1998, as compared to 1997, on a BOE basis.

     On a BOE basis, production increased by 48 percent for the year ended December 31, 1997, as compared to the same period in 1996. The additional production volumes from the Mesa properties contributed 85 percent of production growth from 1996 to 1997. The remainder of the increase is a direct result of the successes of the Company's exploration and exploitation efforts. Such production growth was particularly evident in light of the fact that a portion of the average daily oil and gas production for 1996 related to properties included in the 1996 sale of the Company's Australasian subsidiaries and the 1996 sale of certain non-strategic domestic assets. Excluding production associated with assets sold during 1996 and the Mesa properties acquired in 1997, on a BOE basis, production increased 14 percent for the year ended December 31, 1997 as compared to the year ended 1996.

     The average oil price received for the year ended December 31, 1998 decreased 29 percent (from $18.51 per Bbl in 1997 to $13.08 per Bbl in 1998); the average NGL price received in 1998 decreased 29 percent (from $12.59 per Bbl in 1997 to $8.90 per Bbl in 1998); and the average gas price received in 1998 decreased 17 percent (from $2.20 per Mcf in 1997 to $1.82 per Mcf in 1998). The average oil price received for the year ended December 31, 1997 decreased seven percent (from $19.96 per Bbl in 1996 to $18.51 per Bbl in 1997), and the average gas price received decreased three percent (from $2.27 per Mcf in 1996 to $2.20 per Mcf in 1997). During 1997, the Company received an average of $12.59 per Bbl for NGLs.

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

     Crude Oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the years ended December 31, 1998, 1997 and 1996 was $11.93 per Bbl, $19.09 per Bbl and $21.33 per Bbl, respectively. During the year ended December 31, 1998, the Company recorded a $24.8 million net increase to oil revenues as a result of its oil price hedges. During the fourth quarter of 1998, the Company terminated its 1999 crude oil hedge positions and recognized a deferred gain of $14.0 million associated therewith. The deferred hedge gains will be recognized as oil revenue during the year ended December 31, 1999 in the amount of $3.5 million per calendar quarter. The Company recorded net reductions to oil revenues of $7.9 million and $15.4 million for the years ended December 31, 1997 and 1996, respectively, as a result of its oil price hedges.

     Natural Gas Liquids. During 1998, the Company did not enter into natural gas liquids price hedge contracts. During the year ended December 31, 1997, the Company realized an average natural gas liquids price for physical sales (excluding hedge results) of $12.61 per Bbl and recorded a net decrease to natural gas liquids revenue of $77,600 as a result of hedging.

     Natural Gas. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the years ended December 31, 1998, 1997 and 1996 was $1.80 per Mcf, $2.41 per Mcf and $2.39 per Mcf,
respectively. For the year ended December 31, 1998, the Company recorded a net increase to gas revenues of $3.6 million as a result of its gas price hedges. The Company recorded net reductions to gas revenues of $21.9 million and $9.0 million for the years ended December 31, 1997 and 1996, respectively, as a result of its gas price hedges.

     See Note J of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for information concerning the Company's open hedge positions at December 31, 1998 and the related prices to be realized.

     PRODUCTION COSTS. Total production costs per BOE decreased in 1998 and 1997 by approximately 13 percent and 11 percent, respectively (from $4.61 in 1996 to $4.08 in 1997 to $3.56 in 1998). The primary component of production costs, lease operating expense, remained constant in 1998 and decreased by 12 percent in 1997. Workover costs declined by 52 percent in 1998 and seven percent in 1997. These costs represent the majority of the oil and gas property operating expenses over which the Company has control and the costs on which the Company has focused its reduction efforts. Production taxes, which are correlated with volumes and prices, declined 51 percent in 1998 and 11 percent in 1997 reflecting the decline in commodity prices over the past two years. As discussed more fully in "Natural Gas Processing" below, the Company adopted a new method of reporting the financial results of its natural gas processing facilities in 1997, and is now presenting these results as oil and gas production activities. In 1998 and 1997, the operating margin from the Company's gas plants (i.e., third party processing revenues less processing costs and expenses) are included in oil and gas production costs, specifically lease operating expense. The additional reductions in lease operating expense during the three years ended December 31, 1998 are primarily due to the Company's concentrated efforts to evaluate and reduce all operating costs and the sale of certain high operating cost properties during 1996.

     DEPLETION EXPENSE. Depletion expense per BOE decreased 11 percent in 1998 (to $5.13 in 1998 from $5.78 in 1997) and increased 34 percent in 1997 (from $4.30 in 1996). The decrease in 1998 was primarily due to the 1997 provision for impairment that reduced the per BOE carrying values of the Company's oil and gas properties in accordance with SFAS 121 (see "Impairment of Oil and Gas Properties" below). The increase in depletion expense per BOE in 1997 was primarily associated with the fair value allocated to Mesa's long-lived, low production cost natural gas reserves.

     IMPAIRMENT OF OIL AND GAS PROPERTIES. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its oil and gas properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Company's assets may have occurred. Declining commodity prices in 1998 and 1997, the Company's outlook for future commodity prices and 1998 performance issues relative to certain oil and gas properties, prompted impairment reviews. As a result of these reviews, the Company recognized non-cash pre-tax charges of $312.2 million and $1.4 billion in 1998 and 1997, respectively, related to its proved oil and gas properties.

     In accordance with Statement of Financial Accounting Standards No. 19, "Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), the Company periodically assesses its unproved properties to determine whether they have been impaired. An unproved property may be impaired if the Company does not intend to drill the prospect as a result of downward revisions to potential proved reserves, if the results of exploration or the Company's outlook for future commodity prices indicate that the potential proved reserves are not sufficient to generate net cash flows to recover the investment required by the project, or if the Company intends to sell the property for less than its carrying value. The Company has assessed its unproved oil and gas properties for impairment and in 1998 recognized a non-cash pre-tax impairment charge of $147.3 million to reduce the carrying value of its unproved oil and gas properties.

     EXPLORATION AND ABANDONMENTS/GEOLOGICAL AND GEOPHYSICAL COSTS. Exploration and abandonments/ geological and geophysical costs totaled $121.9 million, $77.2 million and $21.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The following table sets forth the components of the Company's 1998, 1997 and 1996 exploration and abandonments/geological and geophysical costs:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Exploratory dry holes:
  United States.............................................  $ 15,737   $27,183   $ 6,256
  Argentina.................................................     4,426       252     3,416
  Canada....................................................     1,949        --        --
  Other foreign.............................................     9,486     5,442        15
Geological and geophysical costs:
  United States.............................................    42,755    37,987     7,042
  Argentina.................................................     9,999     1,570       592
  Canada....................................................    14,244        --        --
  Other foreign.............................................     3,851        --     1,420
Leasehold abandonments and other............................    19,411     4,726     2,966
                                                              --------   -------   -------
                                                              $121,858   $77,160   $21,707
                                                              ========   =======   =======

     Approximately 30 percent of the Company's 1998 exploration/exploitation capital budget was spent on exploratory projects as compared to 28 percent in 1997 and 18 percent in 1996. The increase in 1998 exploratory costs is primarily due to the initial expenditures made to explore the Argentine and Canadian properties acquired from Chauvco and the Company's exploration program in South Africa. The increase in 1997 was primarily the result of increased domestic exploratory drilling and geological and geophysical activity due to the expansion of the Company's exploration program. The Company currently anticipates that its 1999 exploration efforts, although curtailed to reduce debt, will be concentrated domestically in the Gulf of Mexico and onshore Gulf Coast region. The Company will participate in one or two wells in the Gulf of Mexico deep-water Mississippi Canyon Block 305 and two wells in either the onshore Gulf Coast area or in East Texas where several shallower exploration prospects have been defined from Pioneer's 3-D database. The Company's exploration programs in South Africa, Gabon, and the Gulf Coast transition zone are targeted for comprehensive studies that will focus on analysis, ranking and timing of prospects during 1999.

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

     In 1996, natural gas processing revenues were $23.8 million and natural gas processing costs were $12.5 million. The average price per Bbl of NGLs was $15.10 in 1996, while the average price per Mcf of residue gas was $2.15. During January 1996, the Company realized proceeds of $2.1 million from sales of gas plants and related assets which resulted in the Company recognizing a net pre-tax gain of $639 thousand. Additionally, the Company recognized non-cash pre-tax charges of $1.3 million related to abandonments of certain of the Company's gas processing facilities and the cancellation of certain gas processing contracts.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense was $73 million in 1998, $48.8 million in 1997 and $28.4 million in 1996, representing a 50 percent increase from 1997 to 1998 and a 72 percent increase from 1996 to 1997. The increases from 1996 to 1997, and 1997 to 1998, resulted from the increased size of the Company and relocation costs caused by the merger between Parker & Parsley and Mesa and the acquisition of Chauvco.

REORGANIZATION

     During 1998, the Company announced its plans to sell certain non-strategic oil and gas fields, its intentions to reorganize its operations by combining its six domestic operating regions and other cost reduction initiatives intended to allow Pioneer to better adapt to declining oil and gas commodity price trends. Specific cost reduction initiatives included the relocation of most of the Company's administrative services from Midland, Texas to Irving, Texas; the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas and Houston, Texas; the termination of 350 employees including several officer positions; and, further centralization of the Company's organizational structure. Associated with these initiatives, the Company recognized a pre-tax reorganization charge of $33.2 million in 1998. In addition, the Company anticipates that another $5 million of reorganization charges will be incurred during the first quarter of 1999. See Note N of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for specific information regarding reorganization costs paid in 1998 and costs unpaid as of December 31, 1998.

INTEREST EXPENSE

     Interest expense was $164.3 million in 1998, $77.6 million in 1997 and $46.2 million in 1996. The increase in interest expense from 1997 to 1998 primarily reflects the increase in the weighted average outstanding balance of Company indebtedness that resulted from a full year of debt assumed from Mesa and Chauvco in 1997 and approximately $190 million of debt incurred to fund 1998 additions to oil and gas properties. The increase from 1996 to 1997 is primarily the result of an increase in the weighted average outstanding balance of the Company's indebtedness during 1997 as compared to 1996 due to the additional debt assumed from Mesa. In addition, the 1997 and 1996 amounts included $6 million and $12 million of interest, respectively, associated with the preferred stock of the Company's subsidiary, Parker & Parsley Capital LLC, which was converted to common stock of the Company in July 1997 (see Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The 1998, 1997 and 1996 amounts also include $1.1 million, $1.2 million and $1.3 million, respectively, of amortization of capitalized loan fees.

     During each of the years 1998, 1997 and 1996, the Company was a party to various interest rate swap agreements. As a result, the Company recorded a reduction in interest expense of $356 thousand, $847 thousand and $787 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. For a description of the Company's interest rate swap agreements, see Note J of Notes to the Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

OTHER EXPENSE

     Other expense was $39.6 million, $7.1 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The $32.5 million increase in other expense from 1997 to 1998 was comprised of several factors, including a $14.7 million 1998 non-cash, pre-tax, mark-to-market adjustment of Canadian dollar to United States dollar currency swaps which were acquired with Chauvco in December 1997; a $9.6 million 1998 non-cash, pre-tax write-off of deferred compensation that resulted from certain incentive plan change of control provisions that were triggered by a 1998 increase in an investment fund's beneficial ownership in the Company; $4.4 million of other expense items related to the Company's operations in Argentina and Canada; and, a $2.3 million increase in bad debt expense. The $4.6 million increase in other expense during 1997 as compared to 1996 primarily resulted from the $5.2 million non-cash, pre-tax, mark-to-market adjustment of the December 31, 1997 carrying value of the Company's BTU swap agreement that was originally entered into by Mesa. During 1998, the Company recognized a $5.8 million non-cash, pre-tax, mark-to-market adjustment of the carrying value of the BTU swap agreement.

     Future mark-to-market adjustments of the Company's non-hedge derivatives cannot be quantified with any degree of certainty. Such adjustments could significantly impact the Company's future results of operations, financial position and cash flows. See Notes F and J to the accompanying Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussions pertaining to the incentive plan change of control provisions and the Company's BTU swap agreement and other mark-to-market derivatives.

INCOME TAXES

     For the years ended December 31, 1998, 1997 and 1996, the Company recognized, exclusive of the tax effect of the 1997 extraordinary loss, a consolidated tax provision of $15.6 million, a tax benefit of $500.3 million and a tax provision of $60.1 million, respectively. The tax provision for the year ended December 31, 1998 includes a $271.1 million deferred tax valuation charge to reduce the carrying value of the Company's deferred tax assets. During the fourth quarter of 1998, the Company reviewed its deferred tax assets, and in light of the current economic conditions in the oil and gas industry, and the Company's outlook for future commodity prices, and the Company's performance over the past two years; the Company believes that certain of its net operating losses may expire unused, and accordingly, has established a valuation allowance against them.

     The Company's annual income tax provisions or benefits were determined from the separate tax calculation prepared for each tax jurisdiction in which the Company is subject to income taxes. For 1998, 1997 and 1996, the Company had effective total tax rates of approximately two percent, 36 percent and 30 percent, respectively. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussion of the Company's income tax provision and benefits.

EXTRAORDINARY ITEMS

     On December 18, 1997, the Company completed a cash tender offer for a significant portion of the 11 5/8% senior subordinated discount notes due 2006 and the 10 5/8% senior subordinated notes due 2006 (the "10 5/8% Notes") (collectively, the "Subordinated Notes") assumed from Mesa for a redemption price of $829.90 and $1,171.40, respectively, per $1,000 tendered plus any interest accrued on the 10 5/8% Notes (the "Tender Offer"). As a result of the Tender Offer, the Company recognized an extraordinary loss on early extinguishment of debt of $11.9 million (net of a related tax benefit of $6.4 million) during the fourth quarter of 1997. The Company financed the purchase price of the Subordinated Notes tendered in the offer with borrowings under its bank credit facility.

     The accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 1997 also includes a $1.5 million (net of a related tax benefit of $800 thousand) non-cash charge for an extraordinary loss on early extinguishment of debt resulting from the mergers. This extraordinary loss relates to capitalized issuance fees associated with Parker & Parsley's previously existing bank credit facility, which was replaced by a new credit facility agreement for the Company.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL COMMITMENTS. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

     The Company's cash expenditures during 1998, 1997 and 1996 for additions to oil and gas properties (including individual property acquisitions, but not including company acquisitions) totaled $507.3 million, $428.6 million and $219.4 million, respectively. The 1998 amount includes $450.3 million of development and exploratory drilling and seismic costs, of which $332.0 million, or 74 percent, were development expenditures. During 1998, $308.2 million, or 68 percent, of the Company's drilling and seismic expenditures occurred in the United States, of which $167.4 million, or 54 percent, was expended in the Gulf Coast area and $112.6 million, or 37 percent, was expended in the Permian Basin area. Also, during 1998, the Company expended $142.1 million, or 32 percent, of its drilling and seismic capital in its international regions, located in Canada ($65.8 million, or 15 percent of worldwide drilling and seismic expenditures), Argentina ($57.5 million, or 13 percent of worldwide drilling and seismic expenditures) and other international areas ($18.8 million, or four percent of worldwide drilling and seismic expenditures), including South Africa and Gabon. The 1997 amount includes $292.6 million for development and exploratory drilling when, as in 1996, the Company's drilling activities were focused primarily in the Spraberry field of the Permian Basin. Significant drilling expenditures in 1997 included $99.0 million in the unitized portion of the Spraberry field of the Permian Basin (including $47.6 million in the Driver unit, $12.7 million in the Preston unit, $12.6 million in the Shackelford unit, $12.2 million in the North Pembrook unit and $10.5 million in the Merchant unit), $14.9 million in other portions of the Spraberry field, $46.5 million in other areas of the Permian Basin, $91.3 million in the onshore and offshore Gulf Coast area, $29.9 million in the Mid Continent area and $11.0 million in Argentina and Guatemala.

     The Company's 1999 capital expenditure budget has been set at $100 million, reflecting planned expenditure reductions in support of the Company's intention to reduce outstanding indebtedness and to increase financial flexibility. Capital expenditures for 1999 are expected to include $75 million for exploitation activities and $25 million for exploration activities. The Company budgets its capital expenditures based on projected internally-generated cash flows and routinely adjusts the level of its capital expenditures in response to anticipated changes in cash flows.

     Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt and the Company's capital expenditure program may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital Resources" below.

     CAPITAL RESOURCES. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1999.

  Operating Activities

     Net cash provided by operating activities during 1998, 1997 and 1996 were $314.1 million, $228.2 million and $230.1 million, respectively. Net cash provided by operating activities in 1998 increased 38 percent over that of 1997 as a result of the increased production realized from the properties acquired from Mesa and Chauvco, partially offset by declining commodity prices and increased general and administrative expenses, reorganization expenditures, and interest expense. Net cash provided by operating activities in 1997 was comparable to that of 1996. Increased production in 1997 was offset by increased general and administrative expenses and interest expenses and the payment of certain liabilities assumed from Mesa, including severance payments made to former Mesa employees.

  Financing Activities

     As described more fully in Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data", as of December 31, 1998 the Company was a borrower under three credit facility agreements with a syndicate of banks which provided for a total bank credit facility of $1.4 billion as of December 31, 1998. The Company had an outstanding balance under its Primary Facility at December 31, 1998 of $993.6 million (including outstanding, undrawn letters of credit of $19.6 million), leaving approximately $81 million of unused borrowing base available as of December 31, 1998. The Company had no outstanding borrowings under its 364-day Facility as of December 31, 1998, leaving $85 million of borrowing capacity unused on that date. At December 31, 1998, the Company also had $276.0 million of term loan borrowings outstanding under its Canadian Facility, representing the total borrowing capacity under the Canadian Facility. During the first quarter of 1999, the Company and the participating banks amended the Credit Facilities whereby the Primary Facility and the Canadian Facility were consolidated; the total loan commitments under the Credit Facilities were reduced by $495 million by December 31, 1999; the interest rate on LIBOR Rate advances increased to a maximum of 350 basis points; and, certain other Credit Facility amendments as described in "1999 Outlook," above.

     At December 31, 1998, the Company had four other outstanding significant debt issuances. Such debt issuances consist of (i) $150 million aggregate principal amount of 8 7/8% senior notes issued by Parker & Parsley in 1995 and due in 2005 (carrying value of $150.0 million); (ii) $150 million aggregate principal amount of 8 1/4% senior notes issued by Parker & Parsley in 1995 and due in 2007 (carrying value of $149.4 million); (iii) $350 million aggregate principal amount of 6 1/2% senior notes issued by Pioneer in 1998 and due in 2008 (carrying value of $348.4 million); and, (iv) $250 million aggregate principal amount of 7 1/5% senior notes issued by Pioneer in 1998 and due in 2028 (carrying value of $249.9 million).

     The weighted average interest rate for the year ended December 31, 1998 on the Company's indebtedness was 7.16 percent as compared to 7.04 percent for the year ended December 31, 1997 and 7.83 percent for the year ended December 31, 1996 (taking into account the effect of interest rate swaps).

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

  Sales of Non-strategic Assets

     During 1998, 1997 and 1996, proceeds from the sale of non-strategic assets totaled $21.9 million, $115.7 million and $58.4 million, respectively. In addition, during 1996, the Company sold certain subsidiaries resulting in cash proceeds of $183.2 million (see Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The proceeds from these sales were primarily utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

     As is more fully discussed in "1999 Outlook", above, the Company announced its intentions to sell certain domestic non-strategic properties for gross proceeds of $335 million. These properties represent approximately 10 percent of the Company's reserves at December 31, 1998. Although the Company plans to complete this sale during the first quarter of 1999, there can be no assurance that the buyer will be able to consummate the transaction. The Company anticipates that it will continue to sell non-strategic properties from time to time to reduce outstanding indebtedness, increase capital resources available for other activities and to achieve operating and administrative efficiencies and improved profitability.

     In January 1999, the Company announced its intentions to divest, during 1999 and 2000, non-strategic properties for gross divestment proceeds, including the currently pending divestiture, of $500 million to $600 million. There can be no assurances that the Company will be successful negotiating or completing such divestitures within the 1999 to 2000 time frame. The consummation of the Company's 1999 and 2000 divestiture plan is entirely dependent on finding one or more willing purchasers who have the financial wherewithal to complete such purchases. Until such purchasers are found, the Company may reevaluate its portfolio of properties and at any time may adjust its plans concerning divestitures. As a result, there can be no assurance that the divestiture of any or all of these properties will be completed or that the estimated proceeds will be realized.

     LIQUIDITY. At December 31, 1998, the Company had $59.2 million of cash and cash equivalents on hand, compared to $71.7 million at December 31, 1997. The Company's ratio of current assets to current liabilities was .38 at December 31, 1998 and 1.18 at December 31, 1997. The decline in the ratio is primarily reflective of $306.5 million of current maturities of long-term debt as of December 31, 1998, including required reductions in borrowings under the Company's Credit Facilities and other current debt obligations. See "1999 Outlook -- Credit facilities," above, and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussions regarding amendments to the Company's Credit Facilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company is a party as of December 31, 1998, and from which the Company may incur future earnings gains or losses from changes in market interest rates, foreign exchange rates, commodity prices or common stock prices. Although certain derivative contracts that the Company is a party to do not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

QUANTITATIVE DISCLOSURES

     INTEREST RATE SENSITIVITY. The following table provides information, in United States dollar equivalent amounts, about the Company's derivative financial instruments and other financial instruments that the Company is a party to as of December 31, 1998 which are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for United States treasury securities. For the Canadian dollar denominated financial instruments, the most recent average forward United States dollar to Canadian dollar exchange rate is presented for the readers' information. For interest rate derivatives that the Company is a party to and that are related to the Company's total debt, the notional contractual amounts are presented together with the average rates paid and received by the Company.

                       PIONEER NATURAL RESOURCES COMPANY
                           INTEREST RATE SENSITIVITY
       DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                 1999      2000      2001       2002       2003     THEREAFTER     TOTAL      FAIR VALUE
                               --------   -------   -------   --------   --------   ----------   ----------   ----------
                                               (IN THOUSANDS EXCEPT INTEREST AND FOREIGN EXCHANGE RATES)
Total Debt:
  U.S. dollar denominated
    maturities:
    Fixed rate debt..........  $    330   $    --   $    --   $  1,508   $  1,447    $932,948    $  936,233   $  743,701(1)
    Weighted average interest
      rate...................      7.50%     7.50%     7.50%      7.50%      7.50%       7.50%
    Variable rate debt.......  $306,191   $    --   $    --   $932,841                           $1,239,032   $1,239,032
    Average interest rate....      5.85%     5.87%     5.89%      5.92%
Interest Rate Derivatives
  Related to Total Debt:
  U.S. dollar denominated
    hedge derivatives:
    Notional amount of
      interest rate
      swaps(2)...............  $150,000                                                                       $    1,046
    Average variable rate
      paid...................      5.18%
    Average fixed rate
      received...............      6.62%
  Canadian dollar denominated
    non-hedge derivatives:
    Notional amount of
      interest rate cap(3)...  $122,436                                                                       $      (80)
    Rate paid when index is
      below 8%...............      0.28%
    Average forward U.S.
      dollar to Canadian
      dollar exchange rate...    0.6671

---------------

(1) Excludes $6.8 million of 10 5/8% notes due 2006 and $22.5 million of 11 5/8% notes due 2006 for which fair values were not practicable to derive.

(2) $75 million notional amount of the interest rate swaps mature May 7, 1999; $50 million notional amount of the interest rate swaps mature June 4, 1999; and, $25 million notional amount of the interest rate swaps mature June 11, 1999.

(3) The Canadian dollar denominated interest rate cap matures August, 1999.

     FOREIGN EXCHANGE RATE SENSITIVITY. The following table provides information, in United States dollar equivalent amounts, about the Company's derivative financial instruments and other financial instruments that the Company is a party to as of December 31, 1998 and that are sensitive to changes in foreign exchange rates. The table provides information regarding the notional amounts of the Company's Canadian dollar denominated interest rate cap and foreign currency swap derivative contracts, including rates paid and received by the Company and forward currency exchange rates.

                       PIONEER NATURAL RESOURCES COMPANY
                       FOREIGN EXCHANGE RATE SENSITIVITY
       DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                       1999      2000      2001      2002       2003     THEREAFTER    TOTAL     FAIR VALUE
                                     --------   -------   -------   -------   --------   ----------   --------   ----------
                                                   (IN THOUSANDS EXCEPT INTEREST AND FOREIGN EXCHANGE RATES)
Non-hedge Interest Rate Derivatives
  Related to Total Debt:
  Canadian dollar denominated
    derivatives:
    Notional amount of interest
      rate cap(1)..................  $122,436                                                         $122,436    $    (80)
    Rate paid when index is below
      8%...........................      0.28%
    Average forward U.S. dollar to
      Canadian dollar exchange
      rate.........................    0.6671
Non-hedge Foreign Exchange Rate
  Derivatives:
  Notional amount of foreign
    currency swaps(2)..............  $ 72,000   $72,000                                               $144,000    $(15,350)
  Fixed Canadian to U.S. dollar
    rate paid......................    1.3670    1.3606
  Average forward Canadian dollar
    to U.S. dollar exchange rate
    payable........................    1.4990    1.4963

---------------

(1) The Canadian dollar denominated interest rate cap matures August 1999.

(2) The foreign exchange rate swaps mature in October and December 2000.

     COMMODITY PRICE SENSITIVITY. The following table provides information, in United States dollar equivalent amounts, about the Company's derivative financial instruments that the Company is a party to as of December 31, 1998 and that are sensitive to changes in natural gas and crude oil commodity prices. The table segregates hedge derivative contracts from those that do not qualify as hedges. As shown in the table, the Company has entered into swap contracts whereby a fixed price is established for a notional amount of sales volumes. Additionally, the Company has entered into collar contracts that provide a floor price for the Company on a notional amount of sales volumes while allowing some additional price participation for the Company if the relevant index prices close above the floor price. The Company also has entered into collar contracts with short put options that differ from other collar contracts by virtue of the short put option price, below which the Company's realized price will exceed variable market prices by approximately $.30 per MMBtu. The Company's agreement to swap the NYMEX gas price for 10 percent of the NYMEX oil price (the "BTU Swap") was acquired through the merger with Mesa. Under the terms of the BTU Swap, the Company receives 10 percent of the NYMEX oil price and pays the NYMEX gas price on 13,036 notional MMBtu daily volume. See Notes B, C and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge and non-hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices.

                       PIONEER NATURAL RESOURCES COMPANY
                          COMMODITY PRICE SENSITIVITY
       DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                      1999      2000      2001      2002      2003     THEREAFTER    TOTAL    FAIR VALUE
                                    --------   -------   -------   -------   -------   ----------   -------   ----------
                                                          (IN THOUSANDS EXCEPT VOLUMES AND PRICES)
Natural Gas Hedge Derivatives(1):
  Average daily notional MMBtu
    volumes(2):
    Swap contracts(3).............   137,044    35,000                                              172,044    $ 17,827
    Weighted average MMBtu fixed
      price.......................  $   2.21   $  2.35
    Collar option contracts.......    33,400                                                         33,400    $    323
    Weighted average short call
      MMBtu ceiling price.........  $   2.56
    Weighted average long put
      MMBtu floor price...........  $   1.91
    Collar option contracts with
      short puts(4)...............   114,286    93,074                                              207,360    $  8,398
    Weighted average short call
      MMBtu ceiling price.........  $   2.64   $  2.75
    Weighted average long put
      MMBtu contingent floor
      price.......................  $   2.12   $  2.14
    Weighted average short put
      MMBtu price below which
      floor becomes variable......  $   1.82   $  1.84
Natural Gas non-hedge Derivatives:
  Daily notional MMBtu volumes
    under agreement to swap NYMEX
    gas price for 10 percent of
    NYMEX WTI price...............    13,036    13,036    13,036    13,036    13,036     13,036      78,216    $(15,172)
    Average forward NYMEX gas
      prices......................  $   1.97   $  2.17   $  2.25   $  2.34   $  2.39    $  2.45
    Average forward NYMEX oil
      prices......................  $  13.00   $ 14.75   $ 16.00   $ 16.75   $ 17.45    $ 17.88

---------------

(1) When necessary, to minimize basis risk the Company enters into basis swaps to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

(2) See Note J of Notes to Consolidated Financial Statements included in "Item
    8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter for 1999 and 2000.

(3) Certain counterparties to the 1999 and 2000 swap contracts have the contractual right to extend 35,000 MMBtu per day for one additional year at prices of $2.40 and $2.41 per MMBtu, respectively.

(4) 65,000 MMBtu per day of the 1999 collar option contracts with short puts are extendable at the option of the counterparties for a period of one year at average per MMBtu prices of $2.79, $2.18 and $1.88 for the short call, long put and short put, respectively. 75,000 MMBtu per day of the 2000 collar option contracts with short puts are extendable at the option of the counterparties at average per MMBtu prices of $2.90, $2.20 and $1.90 for the short call, long put and short put, respectively.

     OTHER PRICE SENSITIVITY. The following table provides information about the Company's investment in common stock of Costilla Energy Inc. ("Costilla"). The Company acquired three million shares of Costilla in partial payment of the option fees associated with the irrevocable option sold to Costilla in December 1998, the terms of which allow Costilla to acquire certain assets of the Company. Costilla has the option of repurchasing its common shares from the Company, prior to May 31, 1999, for an aggregate purchase price of $13 million. See Trends and Uncertainties -- Asset Dispositions included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion with specific information regarding the irrevocable option agreement sold to Costilla.

                       PIONEER NATURAL RESOURCES COMPANY
                            OTHER PRICE SENSITIVITY
       DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 1998

                                             1999     2000     2001     2002     2003    THEREAFTER   TOTAL   FAIR VALUE
                                            ------   ------   ------   ------   ------   ----------   -----   ----------
                                                              (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Total Marketable Securities:
  Common shares of Costilla Energy Inc....   3,000                                                    3,000    $12,000
  Market value per share of Costilla
    Energy Inc. common stock on December
    31, 1998..............................  $ 4.00
Option Sold:
  Option to purchase 3 million shares of
    Costilla Energy Inc. common stock from
    the Company for $13 million:
      Total option shares.................   3,000                                                    3,000           (1)
      Option price per share..............  $ 4.25
      Market value per share of Costilla
        Energy Inc. common stock on
        December 31, 1998.................  $ 4.00

---------------

(1) Determination of fair value not practicable.

QUALITATIVE DISCLOSURES

     NON-DERIVATIVE FINANCIAL INSTRUMENTS. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate and foreign exchange rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital, market conditions and hedge opportunities. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion relative to the Company's debt instruments.

     The Company received three million shares of Costilla common stock in partial payment of the fees associated with an irrevocable option sold to Costilla to purchase certain oil and gas properties of the Company prior to April 1, 1999. The Company purchased the Costilla common shares as an accommodation of the larger transaction with Costilla involving the contemplated sale of certain of the Company's oil and gas properties. The Company did not purchase the Costilla shares for trading purposes, although the Company has the option of selling the shares to a third party if Costilla does not repurchase them. Costilla has the contractual right to repurchase the shares prior to May 31, 1999, for an aggregate purchase price of $13 million, or $4.25 per share. The Company does not normally, nor does it contemplate, investing in marketable securities for trading purposes.

     DERIVATIVE FINANCIAL INSTRUMENTS. The Company has entered into interest rate, foreign exchange rate and commodity price derivative contracts to hedge interest rate, foreign exchange rate and commodity price risks. Although the Company has succeeded Mesa and Chauvco as a party to interest rate, foreign exchange rate and commodity price derivative contracts that do not qualify as hedges, the Company's policy is not to enter into derivative contracts for trading purposes.

  Crude oil hedge derivatives

     All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. As a result, from time to time the Company hedges its oil production using contracts tied to the NYMEX prices. The average oil prices per Bbl that the Company reports include the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. As of December 31, 1998, the Company was not a party to any crude oil hedge derivatives.

  Natural gas liquids hedge derivatives

     The Company from time to time hedges natural gas liquids based on actual production prices in order to mitigate some of the volatility associated with NYMEX pricing. As of December 31, 1998, the Company was not a party to natural gas liquids derivatives.

  Natural gas hedge derivatives

     The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. As of December 31, 1998, the Company has hedged a portion of its gas price risk with swap contracts that establish a fixed floor price for a notional amount of sales volume; collar contracts that provide a fixed floor price but allow the Company to participation, within a contractual range, in index prices if they close above the contractual floor price; and, collar contracts with short put options, the terms of which are similar to collar contracts except that the Company's floor price on a notional sales volume becomes variable, at an above market differential, if market prices fall below the short put index price. The average gas prices per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges.

  Non-hedge derivatives

     As of December 31, 1998, the Company, through its merger with Mesa and acquisition of Chauvco, is a party to the Canadian denominated interest rate cap agreement, foreign exchange rate swaps and the BTU Swap that are described more fully in Quantitative Disclosures, above, and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". These financial instruments do not qualify as hedges of interest rate, foreign exchange rate or commodity price risk.

     The Company has a policy and strategy, as of December 31, 1998, to only enter into interest rate, foreign exchange rate or commodity price derivative instruments that qualify as hedges of its existing interest rate, foreign exchange rate or commodity price risks. The Company's derivative instruments that were initiated by Mesa and Chauvco will be allowed to mature by their terms unless the Company encounters an opportunity, under terms more favorable than are presently available, to terminate the contracts prior to their contractual maturities. See Notes B, C and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further discussions relative to the Company's objectives and general strategies associated with its hedge instruments.

     As of December 31, 1998, the Company's primary risk exposures associated with financial instruments to which it is a party include natural gas and crude oil price volatility, interest rate volatility and Canadian dollar to United States dollar foreign exchange rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Consolidated Financial Statements of Pioneer Natural
  Resources Company:
  Independent Auditors' Reports.............................   47
  Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   49
  Consolidated Statements of Operations and Comprehensive
     Income (Loss) for the Years Ended December 31,1998,
     1997 and 1996..........................................   50
  Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996...........   51
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996.......................   52
  Notes to Consolidated Financial Statements................   53
  Unaudited Supplementary Information.......................   88

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Pioneer Natural Resources Company:

     We have audited the accompanying consolidated balance sheet of Pioneer Natural Resources Company and subsidiaries as of December 31, 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Natural Resources Company and subsidiaries at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                     Ernst & Young LLP

Dallas, Texas
February 2, 1999, except for Note E
as to which the date is March 19, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Pioneer Natural Resources Company:

     We have audited the consolidated balance sheet of Pioneer Natural Resources Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pioneer Natural Resources Company and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Midland, Texas
February 13, 1998

                       PIONEER NATURAL RESOURCES COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              -----------   ----------
Current assets:
  Cash and cash equivalents.................................  $    59,221   $   71,713
  Accounts receivable:
     Trade, net.............................................       33,384       75,432
     Affiliates.............................................        3,657           --
     Oil and gas sales......................................       73,479      116,500
  Inventories...............................................       15,221       13,576
  Deferred income taxes.....................................        7,100       16,900
  Other current assets......................................        9,926       14,067
                                                              -----------   ----------
          Total current assets..............................      201,988      308,188
                                                              -----------   ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
methods of accounting:
     Proved properties......................................    3,621,630    3,575,971
     Unproved properties....................................      342,589      545,074
  Accumulated depletion, depreciation and amortization......     (930,111)    (605,203)
                                                              -----------   ----------
                                                                3,034,108    3,515,842
                                                              -----------   ----------
Deferred income taxes.......................................       96,800      206,400
Other property and equipment, net...........................       55,010       44,017
Other assets, net...........................................       93,408       78,543
                                                              -----------   ----------
                                                              $ 3,481,314   $4,152,990
                                                              ===========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $   306,521   $    5,791
  Accounts payable:
     Trade..................................................       94,937      176,697
     Affiliates.............................................        4,492        9,994
  Accrued interest payable..................................       33,194       13,697
  Other current liabilities.................................       87,688       55,373
                                                              -----------   ----------
          Total current liabilities.........................      526,832      261,552
                                                              -----------   ----------
Long-term debt, less current maturities.....................    1,868,744    1,943,718
Other noncurrent liabilities................................      232,461      180,275
Deferred income taxes.......................................       64,200      218,600
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares
     authorized; one share issued and outstanding...........           --           --
  Common stock, $.01 par value; 500,000,000 shares
     authorized; 100,833,615 and 101,037,562 shares issued
     at December 31, 1998 and 1997, respectively............        1,008        1,010
  Additional paid-in capital................................    2,347,996    2,359,992
  Treasury stock, at cost; 537,392 and 591 shares at
     December 31, 1998 and 1997, respectively...............      (10,388)         (21)
  Unearned compensation.....................................           --      (16,196)
  Retained deficit..........................................   (1,552,442)    (795,940)
  Accumulated other comprehensive income (loss):
     Cumulative translation adjustment......................        2,903           --
                                                              -----------   ----------
          Total stockholders' equity........................      789,077    1,548,845
Commitments and contingencies
                                                              -----------   ----------
                                                              $ 3,481,314   $4,152,990
                                                              ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES COMPANY

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1998         1997         1996
                                                           ----------   -----------   --------
Revenues:
  Oil and gas............................................  $  711,492   $   536,782   $396,931
  Natural gas processing.................................          --            --     23,814
  Interest and other.....................................      10,452         4,278     17,458
  Gain (loss) on disposition of assets, net..............        (445)        4,969     97,140
                                                           ----------   -----------   --------
                                                              721,499       546,029    535,343
                                                           ----------   -----------   --------
Costs and expenses:
  Oil and gas production.................................     223,551       144,170    110,334
  Natural gas processing.................................          --            --     12,528
  Depletion, depreciation and amortization...............     337,308       212,435    112,134
  Impairment of oil and gas properties...................     459,519     1,356,390         --
  Exploration and abandonments...........................     121,858        77,160     23,030
  General and administrative.............................      73,000        48,763     28,363
  Reorganization.........................................      33,199            --         --
  Interest...............................................     164,285        77,550     46,155
  Other..................................................      39,605         7,124      2,451
                                                           ----------   -----------   --------
                                                            1,452,325     1,923,592    334,995
                                                           ----------   -----------   --------
Income (loss) before income taxes and extraordinary
  item...................................................    (730,826)   (1,377,563)   200,348
Income tax benefit (provision)...........................     (15,600)      500,300    (60,100)
                                                           ----------   -----------   --------
Income (loss) before extraordinary item..................    (746,426)     (877,263)   140,248
Extraordinary item -- loss on early extinguishment of
  debt, net of tax.......................................          --       (13,408)        --
                                                           ----------   -----------   --------
Net income (loss)........................................    (746,426)     (890,671)   140,248
Other comprehensive income (loss):
  Currency translation adjustment........................       2,903            --     (3,303)
                                                           ----------   -----------   --------
Comprehensive income (loss)..............................  $ (743,523)  $  (890,671)  $136,945
                                                           ==========   ===========   ========
Income (loss) per share:
  Basic:
     Income (loss) before extraordinary item.............  $    (7.46)  $    (16.88)  $   3.95
     Extraordinary item..................................          --          (.26)        --
                                                           ----------   -----------   --------
     Net income (loss)...................................  $    (7.46)  $    (17.14)  $   3.95
                                                           ==========   ===========   ========
  Diluted:
     Income (loss) before extraordinary item.............  $    (7.46)  $    (16.88)  $   3.47
     Extraordinary item..................................          --          (.26)        --
                                                           ----------   -----------   --------
     Net income (loss)...................................  $    (7.46)  $    (17.14)  $   3.47
                                                           ==========   ===========   ========
Dividends declared per share.............................  $      .10   $       .10   $    .10
                                                           ==========   ===========   ========
Weighted average shares outstanding......................     100,055        51,973     35,475
                                                           ==========   ===========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            ACCUM. OTHER
                                           ADDITIONAL              UNEARNED    RETAINED     COMPREHENSIVE       TOTAL
                                  COMMON    PAID-IN     TREASURY   COMPEN-     EARNINGS        INCOME       STOCKHOLDERS'
                                  STOCK     CAPITAL      STOCK      SATION     (DEFICIT)       (LOSS)          EQUITY
                                  ------   ----------   --------   --------   -----------   -------------   -------------
Balance at January 1, 1996......  $ 364    $  452,718   $ (6,844)  $ (2,055)  $   (36,491)     $ 3,303       $  410,995
Exercise of long-term incentive
  plan stock options............      5         6,899         --         --            --           --            6,904
Restricted shares awarded.......     --         1,091         --     (1,199)           --           --             (108)
Restricted shares forfeited.....     --           (35)       (13)        48            --           --               --
Tax benefits related to stock
  and option awards.............     --         2,200         --         --            --           --            2,200
Purchase of treasury stock......     --            --    (24,671)        --            --           --          (24,671)
Amortization of unearned
  compensation..................     --            --         --      1,581            --           --            1,581
Net income......................     --            --         --         --       140,248           --          140,248
Dividends ($.10 per share)......     --            --         --         --        (3,550)          --           (3,550)
Other comprehensive income
  (loss):
  Currency translation
    adjustment..................     --            --         --         --            --       (3,303)          (3,303)
                                  ------   ----------   --------   --------   -----------      -------       ----------
Balance at December 31, 1996....    369       462,873    (31,528)    (1,625)      100,207           --          530,296
                                  ------   ----------   --------   --------   -----------      -------       ----------
Common stock issued:
  Acquisition of MESA, Inc......    318       982,248         --         --            --           --          982,566
  Acquisition of Chauvco
    Resources, Ltd..............    249       688,081         --         --            --           --          688,330
  Acquisition of properties.....     16        44,857         --         --            --           --           44,873
Exercise of long-term incentive
  plan stock options............      5        11,591         --         --            --           --           11,596
Cancellation of treasury
  shares........................    (19)      (34,441)    34,460         --            --           --               --
Exchange of preferred shares for
  common shares.................     67       182,909         --         --            --           --          182,976
Restricted shares awarded.......      5        18,974         --    (18,079)           --           --              900
Tax benefits related to stock
  and option awards.............     --         2,900         --         --            --           --            2,900
Purchase of treasury stock......     --            --     (2,953)        --            --           --           (2,953)
Amortization of unearned
  compensation..................     --            --         --      3,508            --           --            3,508
Net loss........................     --            --         --         --      (890,671)          --         (890,671)
Dividends ($.10 per share)......     --            --         --         --        (5,476)          --           (5,476)
                                  ------   ----------   --------   --------   -----------      -------       ----------
Balance at December 31, 1997....  1,010     2,359,992        (21)   (16,196)     (795,940)          --        1,548,845
                                  ------   ----------   --------   --------   -----------      -------       ----------
Common stock issued in
  settlement of litigation......     --           342         --         --            --           --              342
Reduction in common stock issued
  for acquisition of Chauvco
  Resources Ltd.................     (4)      (11,094)        --         --            --           --          (11,098)
Exercise of long-term incentive
  plan stock options............     --             3         --         --            --           --                3
Restricted shares awarded.......      2         3,053         --       (493)           --           --            2,562
Tax provision related to stock
  and option awards.............     --        (4,300)        --         --            --           --           (4,300)
Purchase of treasury stock......     --            --    (10,367)        --            --           --          (10,367)
Amortization of unearned
  compensation..................     --            --         --     16,689            --           --           16,689
Net loss........................     --            --         --         --      (746,426)          --         (746,426)
Dividends ($.10 per share)......     --            --         --         --       (10,076)          --          (10,076)
Other comprehensive income
  (loss):
  Currency translation
    adjustment..................     --            --         --         --            --        2,903            2,903
                                  ------   ----------   --------   --------   -----------      -------       ----------
Balance at December 31, 1998....  $1,008   $2,347,996   $(10,388)  $     --   $(1,552,442)     $ 2,903       $  789,077
                                  ======   ==========   ========   ========   ===========      =======       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1997        1996
                                                            ---------   ----------   ---------
Cash flows from operating activities:
  Net income (loss).......................................  $(746,426)  $ (890,671)  $ 140,248
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depletion, depreciation and amortization.............    337,308      212,435     112,134
     Impairment of oil and gas properties.................    459,519    1,356,390          --
     Exploration expenses, including dry holes............     92,311       63,288      17,262
     Deferred income taxes................................     18,600     (501,300)     57,400
     Gain (loss) on disposition of assets, net............        445       (4,969)    (97,140)
     Loss on early extinguishment of debt, net of tax.....         --       13,408          --
     Other noncash items..................................     66,300       18,886      (1,360)
  Change in operating assets and liabilities, net of
     effects from acquisitions and dispositions:
     Accounts receivable..................................     85,413      (39,774)     (2,674)
     Inventories..........................................      2,714       (5,941)      1,842
     Other current assets.................................         30       (1,913)        (32)
     Accounts payable.....................................    (29,800)      27,138        (656)
     Other current liabilities............................     27,662      (18,768)      3,082
                                                            ---------   ----------   ---------
          Net cash provided by operating activities.......    314,076      228,209     230,106
                                                            ---------   ----------   ---------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired..........         --      (15,490)         --
  Proceeds from disposition of wholly-owned subsidiaries,
     net of cash disposed.................................         --           --     183,181
  Proceeds from disposition of assets.....................     21,876      115,735      58,370
  Additions to oil and gas properties.....................   (507,337)    (428,640)   (219,394)
  Other property additions, net...........................    (31,546)     (12,783)     (8,428)
                                                            ---------   ----------   ---------
          Net cash provided by (used in) investing
            activities....................................   (517,007)    (341,178)     13,729
                                                            ---------   ----------   ---------
Cash flows from financing activities:
  Borrowings under long-term debt.........................    947,180      821,148         782
  Principal payments on long-term debt....................   (711,524)    (648,208)   (222,157)
  Payments of other noncurrent liabilities................    (17,091)      (7,740)     (2,642)
  Deferred loan fees/issuance costs.......................     (7,189)      (2,396)        (20)
  Dividends...............................................    (10,076)      (5,476)     (3,550)
  Purchase of treasury stock..............................    (10,367)      (2,953)    (24,671)
  Exercise of long-term incentive plan stock options......         --       11,596       6,904
                                                            ---------   ----------   ---------
          Net cash provided by (used in) financing
            activities....................................    190,933      165,971    (245,354)
                                                            ---------   ----------   ---------
Net increase (decrease) in cash and cash equivalents......    (11,998)      53,002      (1,519)
Effect of exchange rate changes on cash and cash
  equivalents.............................................       (494)          --         290
Cash and cash equivalents, beginning of year..............     71,713       18,711      19,940
                                                            ---------   ----------   ---------
Cash and cash equivalents, end of year....................  $  59,221   $   71,713   $  18,711
                                                            =========   ==========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE A. ORGANIZATION AND NATURE OF OPERATIONS

     Pioneer Natural Resources Company (the "Company") is a Delaware Corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company ("Parker & Parsley") and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd. ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada, on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Mid Continent, Southwestern and onshore and offshore Gulf Coast regions of the United States and in Argentina, Canada and South Africa.

     In accordance with the provisions of Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), both the merger with Mesa and the acquisition of Chauvco have been accounted for as purchases by the Company (formerly Parker & Parsley). As a result, the historical financial statements for the Company are those of Parker & Parsley prior to August 1997; for the period from August 1997 through December 31, 1997, the historical financial statements for the Company reflect the above described merger of Parker & Parsley and Mesa; and, as of December 31, 1997, the financial statements for the Company include the addition of the acquired assets and liabilities of Chauvco.

NOTE B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries since their acquisition or formation and the Company's interest in the affiliated oil and gas partnerships for which it serves as general partner through certain of its wholly-owned subsidiaries. Investments in less than majority-owned subsidiaries where the Company has the ability to exercise significant influence over the investee's operations are accounted for by the equity method; otherwise, they are accounted for at cost. The Company proportionately consolidates less than 100 percent-owned oil and gas partnerships in accordance with industry practice. The Company owns less than a 20 percent interest in the oil and gas partnerships that it proportionately consolidates. All material intercompany balances and transactions have been eliminated.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS. Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     CASH EQUIVALENTS. For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand and depository accounts held by banks.

     INVENTORIES. Inventories consist of lease and well equipment which are carried at the lower of cost or market, on a first-in first-out basis.

     OIL AND GAS PROPERTIES. The Company utilizes the successful efforts method of accounting for its oil and gas properties as promulgated by Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"). Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs are expensed. The Company capitalizes interest on expenditures for significant development projects until such time as operations commence.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves as estimated by the Company's engineers. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is developed and proved reserves are established or impairment is determined.

     Capitalized costs of individual properties sold or abandoned are charged to accumulated depletion, depreciation and amortization. Proceeds from sales of individual properties are credited to property costs. No gain or loss is recognized until the entire amortization base is sold.

     If significant, the Company accrues the estimated future costs to plug and abandon wells under the unit-of-production method. The charge, if any, is reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as abandonment expense while the liability is reflected in the accompanying Consolidated Balance Sheets as other liabilities. Plugging and abandonment liabilities assumed in a business combination accounted for as a purchase are recorded at fair value. At December 31, 1998, and 1997, the Company has plugging and abandonment liabilities of $44.5 million and $35.9 million, respectively.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment by comparing their cost to their estimated value on a project-by-project basis. The estimated value is affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations are not sufficient to fully recover the cost invested in each project, the Company will recognize a loss at the time of impairment by providing an impairment allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on the Company's historical experience.

     IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     NATURAL GAS PROCESSING FACILITIES. Through December 31, 1996, the Company depreciated its gas processing, gathering and transmission facilities and equipment on a straight-line basis over the estimated useful lives of the assets, which ranged from 14 to 21 years. Capitalized costs relating to gas contracts, representing the right to extract liquids and gas, were amortized on a plant-by-plant basis using the unit-of-production method over the lives of gas reserves expected to be processed through the facility, as estimated by the Company's engineers. Upon disposition of a natural gas processing facility, the cost and related accumulated depreciation and amortization was eliminated from the accounts and any gain or loss was included in results of operations.

     In 1997, the Company began accounting for its natural gas processing facilities activities as part of its oil and gas properties for financial reporting purposes. During 1998 and 1997, all revenues and expenses derived from third party gas volumes processed through the Company's natural gas processing facilities are reported as components of oil and gas production costs, and the capitalized costs of natural gas processing facilities are included in proved oil and gas properties and depleted using the unit-of-production method.

     TREASURY STOCK. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     INCOME TAXES. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Additionally, in accordance with SFAS 109, the Company assesses the likelihood of whether some portion or all of its recognized deferred tax assets will not be realized in future operating periods. If such assessments determine that it is more likely than not that some portion of deferred tax assets will not ultimately be realized, the Company establishes a deferred tax asset valuation allowance to reduce the carrying value of its deferred tax assets. Such allowances are recognized in the Company's Consolidated Balance Sheets as reductions to deferred tax assets and, during the operating periods in which the allowances are established, in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as components of income tax benefit (provision).

     The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

     INCOME (LOSS) PER SHARE. In accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same. The computation of diluted net income per share for the year ended December 31, 1996 assumes conversion of the Company's 6 1/4% Cumulative Guaranteed Monthly Income Convertible Preferred Shares ("Preferred Shares") which increased the weighted average number of shares outstanding to 42.6 million.

     COMPREHENSIVE INCOME (LOSS). In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130"). SFAS 130 established standards for the reporting and display of comprehensive income or loss and its components in a full set of financial statements. Comprehensive income or loss is determined as net income or loss plus "other comprehensive income or loss" items that under generally accepted accounting principles are excluded from net income or loss. The Company's only item of other comprehensive income or loss are translation adjustments arising from the translation of the financial statements of non-United States subsidiary entities, whose functional currency is not United States dollars, to United States dollars. Accordingly, the accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss) report and display comprehensive income or loss for each period presented.

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

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

     REVENUE RECOGNITION. The Company uses the entitlements method of accounting for crude oil and natural gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets. As of December 31, 1998 and 1997, such entitlement assets totaled $38.2 million and $49.2 million, respectively. Entitlement liabilities totaled $20.6 million and $20.2 million at December 31, 1998 and 1997, respectively.

     STOCK-BASED COMPENSATION. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, the Company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). See Note G for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

     HEDGING. The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the hedging contract must be an asset, liability or forecasted transaction that exposes the Company to price, interest rate or foreign exchange rate risk that is not offset in another asset or liability, the hedging contract must reduce that price, interest rate or foreign exchange rate risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the hedge period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the hedged asset, liability or forecasted transaction, such that changes in the market value of the financial instrument will be offset by the effect of price, interest rate or foreign exchange rate changes on the exposed items.

     Gains or losses realized from financial instruments that qualify as hedges are deferred as assets or liabilities in the accompanying Consolidated Balance Sheets until the underlying hedged asset, liability or transaction monetizes, matures or is otherwise recognized under generally accepted accounting principles. Hedge gains or losses that are recognized in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) are classified as components of the commodity prices, interest or foreign exchange rates that the financial instruments hedge. Derivative financial instruments that do not qualify as hedges are marked-to-market and recorded as assets or liabilities in the accompanying Consolidated Balance Sheets. Changes in the fair values of such instruments are recognized as other income or other expense in the accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss) during the periods in which their fair values change. See Note J for a description of the specific types of derivative transactions in which the Company participates.

     FOREIGN CURRENCY TRANSLATION. The financial statements of non-United States entities, whose functional currency is not United States dollars, are translated to United States dollars as follows: all assets and liabilities at year-end exchange rates; revenues, costs and expenses at average exchange rates. Gains and losses from translating non-United States balances are recorded directly in stockholders' equity. Foreign currency transaction gains and losses are included in net income (loss).

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     A summary of the exchange rates used in the preparation of these consolidated financial statements appear below:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1998    1997    1996
                                                              -----   -----   -----
Canadian Dollar conversion to U.S. Dollar -- Balance
  sheet.....................................................  .6534.. .6997     N/A
Canadian Dollar conversion to U.S. Dollar -- Statement of
  operations................................................  .6740     N/A     N/A
Australian Dollar conversion to U.S. Dollar -- Statement of
  operations................................................    N/A   N/A..   .7562

     RECLASSIFICATIONS. Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentations.

NOTE C. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997:

                                                        1998                      1997
                                               -----------------------   -----------------------
                                                CARRYING       FAIR       CARRYING       FAIR
                                                 AMOUNT       VALUE        AMOUNT       VALUE
                                               ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents..................  $   59,221   $   59,221   $   71,713   $   71,713
  Investments in a non-affiliated entity.....      12,000       12,000           --           --
Financial liabilities:
  Long-term debt:
     Practicable to estimate fair value:
       Lines of credit and term note.........   1,239,032    1,239,032    1,608,980    1,608,980
       8 7/8% senior notes due 2005..........     150,000      144,108      150,000      170,025
       8 1/4% senior notes due 2007..........     149,414      137,826      149,345      166,950
       6 1/2% senior notes due 2008..........     348,418      284,442           --           --
       7 1/5% senior notes due 2028..........     249,908      177,325           --           --
     Not practicable to estimate fair value:
       Other long term debt..................      38,493           --       41,184           --
  Derivative financial instruments, including
     off balance sheet instruments (see Note
     J):
     Interest rate agreements................         (80)         966        2,100        2,704
     Foreign currency agreements.............     (15,350)     (15,350)      (7,438)      (7,438)
     Commodity price hedges..................         (41)      26,548         (689)      12,061
     BTU swap agreement......................     (15,172)     (15,172)      (6,893)      (6,893)

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, OTHER CURRENT ASSETS, ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES. The carrying amounts approximate fair value due to the short maturity of these instruments.

     INVESTMENT IN A NON-AFFILIATED ENTITY. At December 31, 1998, the Company had an equity investment in a closely-held non-affiliated entity. The fair value of this investment was estimated using quoted market prices.

     LONG-TERM DEBT. The carrying amount of borrowings outstanding under the Company's line of credit (see Note E for definitions and descriptions of each) approximates fair value because these instruments bear

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

interest at rates tied to current market rates. The fair values of each of the senior note issuances were based on quoted market prices for each of these issues.

     It was not practicable to estimate the fair value of certain of the long-term debt obligations because quoted market prices are not available and the Company does not have a current borrowing rate which could be used as a comparable rate for the stated maturities of the obligations.

     INTEREST RATE SWAP AGREEMENTS. At December 31, 1998 and 1997, the Company had outstanding five interest rate swap agreements with an aggregate notional amount of $150 million and one interest rate cap agreement denominated in Canadian dollars with a notional amount of $80 million Canadian dollars. In addition to the agreements above, at December 31, 1997, the Company had outstanding one interest rate swap agreement with a notional amount of $250 million and one cross-currency interest swap with a notional amount of $60 million. These are more fully described in Note J. The fair values of each of the open interest rate swap agreements were obtained from quotes by the respective counterparties and represent the estimated net amount the Company would receive or pay upon termination of the agreements as of December 31 of each of the respective years, taking into consideration interest rates at that time.

     FOREIGN CURRENCY AGREEMENTS. At December 31, 1998 and 1997, the Company had two foreign exchange swap agreements with an aggregate remaining notional amount of $144 million and $216 million as of December 31, 1998 and 1997, respectively. These are more fully described in Note J. The fair values of these agreements were obtained from quotes from the counterparty and represent the amounts that the Company would have paid upon termination of the agreements at December 31, of the respective years, based upon the spot and forward foreign currency exchange rates existing in the market at those times.

     COMMODITY PRICE HEDGES. The fair values of commodity price hedges outstanding at December 31, 1998 and 1997 were obtained from quotes provided by the individual counterparties for each agreement and represent the amount the Company would be able to receive or required to pay to liquidate the hedges as of December 31 of each of the respective years.

     BTU SWAP AGREEMENTS. The fair value of the Btu swap agreements outstanding at December 31, 1998 and 1997 were obtained from quotes provided by the counterparty to these agreements and represent the amount the Company would have been required to pay to liquidate the agreements as of December 31, for each of the respective years, based upon the market price for oil and gas as specified in the agreements.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE D. ACQUISITIONS

     During August 1997, Parker & Parsley completed a merger with Mesa that resulted in the creation of the Company. The transaction was accounted for as a purchase of Mesa by Parker & Parsley in accordance with APB 16. In December 1997, the Company acquired the Canadian and Argentine oil and gas business of Chauvco, which was also accounted for as a purchase by the Company. These transactions were accomplished through the issuance of common stock of the Company to Mesa and Chauvco shareholders (31,782,263 shares and 24,515,179 shares, respectively). The aggregate purchase consideration for assets acquired and liabilities assumed from Mesa and Chauvco was $991.0 million and $721.4 million, respectively. The following table represents the allocation of the total purchase price of Mesa and Chauvco to the acquired assets and liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed.

                                                              ALLOCATION OF AGGREGATE
                                                               PURCHASE CONSIDERATION
                                                              ------------------------
                                                                 MESA        CHAUVCO
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Net working capital.........................................  $     4,438   $  (20,191)
Property, plant and equipment...............................    2,530,114    1,125,256
Other assets................................................       40,821       65,922
Long-term debt..............................................   (1,191,038)    (234,709)
Other non-current liabilities, including deferred taxes.....     (393,365)    (214,919)
                                                              -----------   ----------
                                                              $   990,970   $  721,359
                                                              ===========   ==========
Common Stock consideration..................................  $   982,566   $  677,232
Transaction costs...........................................        8,404        7,890
Notes payable...............................................           --       36,237
                                                              -----------   ----------
Aggregate purchase consideration............................  $   990,970   $  721,359
                                                              ===========   ==========

     The liabilities assumed include amounts recorded for litigation and certain other pre-acquisition contingencies of Mesa and Chauvco.

     In December 1997, the Company completed an acquisition of assets in the East Texas Basin from American Cometra, Inc. ("ACI") and Rockland Pipeline Co. ("Rockland"), both subsidiaries of Electrafina S.A. of Belgium ("America Cometra Acquisition"). The total consideration paid was approximately $130 million, consisting of $85 million in cash and 1.6 million shares of the Company's common stock. The Company acquired ACI's producing wells, acreage, seismic data, royalties and mineral interests, and Rockland's gathering system pipeline and gas processing plant in the East Texas Basin.

     PRO FORMA RESULTS OF OPERATIONS. The following table reflects the pro forma results of operations as though the merger with Mesa, the acquisition of Chauvco, the 1996 sale of certain wholly-owned subsidiaries and the 1996 sale of certain non-strategic domestic assets occurred on January 1, 1996. The pro forma results of operations of the America Cometra Acquisition are not presented as they are not material to the consolidated financial statements of the Company.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              -----------   ----------
                                                               (IN THOUSANDS, EXCEPT
                                                                  PER SHARE DATA)
                                                                    (UNAUDITED)
Revenues....................................................   $ 909,564     $959,208
Income (loss) before extraordinary item.....................   $(931,784)    $ 48,717
Income (loss) per share before extraordinary item...........   $   (9.42)    $    .49

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE E. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Lines of credit and term note...............................  $1,249,984   $1,608,980
8 7/8% senior notes due 2005................................     150,000      150,000
8 1/4% senior notes due 2007 (net of discount)..............     149,414      149,345
6 1/2% senior notes due 2008 (net of discount)..............     348,418           --
7 1/5% senior notes due 2028 (net of discount)..............     249,908           --
Other.......................................................      27,541       41,184
                                                              ----------   ----------
                                                               2,175,265    1,949,509
Less current maturities.....................................     306,521        5,791
                                                              ----------   ----------
                                                              $1,868,744   $1,943,718
                                                              ==========   ==========

     Maturities of long-term debt at December 31, 1998 are as follows (in thousands):

1999........................................................  $306,521
2000........................................................  $     --
2001........................................................  $     --
2002........................................................  $934,349
2003........................................................  $  1,447
Thereafter..................................................  $932,948

     LINES OF CREDIT AND TERM NOTE. On August 7, 1997, the successor to Parker & Parsley and Mesa Operating Company, Pioneer Natural Resources USA, Inc. ("Pioneer USA") (the "Borrower"), entered into two credit facility agreements ("Credit Facility Agreements") with a syndicate of banks (the "Banks") that refinanced the credit facilities of Parker & Parsley and Mesa. On December 18, 1997, the Company amended and restated the Credit Facility Agreements to substitute the Company as the Borrower in place of Pioneer USA. One Credit Facility Agreement (the "Primary Facility") provides for a $1.075 billion credit facility. On December 31, 1998, the Company had $993.6 million of outstanding borrowings under the Primary Facility. The maturity date for the Primary Facility is August 7, 2002. The second Credit Facility Agreement (the "364-day Facility") provided for a $300 million credit facility with a current maturity date of August 5, 1999. On June 29, 1998, the Company and the Banks executed an amendment that reduced the commitment under the 364-day Facility to $85 million. At December 31, 1998, the Company did not have any borrowings outstanding on the 364-day Facility. Also, on December 18, 1997, the Company refinanced all of Chauvco's outstanding debt by establishing a $290 million Canadian credit facility ("Canadian Facility"). During the fourth quarter of 1998, the outstanding borrowings under the Canadian Facility converted to a $276.0 million term loan that matures on December 19, 2003, under which the borrower is Pioneer Natural Resources Canada Inc., and the Company and certain of its subsidiaries (not including Pioneer USA) provide guarantees. On December 31, 1998, the Company had $276.0 million of outstanding term loan borrowings under the Canadian Facility.

     Advances on both Credit Facility Agreements bear interest, at the Borrower's option, based on (a) the prime rate of NationsBank of Texas, N.A. ("Prime Rate") (7.75 percent at December 31, 1998), (b) a Eurodollar rate (substantially equal to the London Interbank Offered Rate ("LIBOR")), adjusted for the reserve requirement as determined by the Board of Governors of the Federal Reserve System with respect to transactions in Eurocurrency liabilities ("LIBOR Rate"), or (c) a competitive bid rate as quoted by the

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

lending banks electing to participate pursuant to a request by the Borrower. Advances that are LIBOR Rate have periodic maturities, at the Borrower's option, of one, two, three, six, nine or twelve months. Advances that are competitive bid rate have periodic maturities, at the Borrower's option, of not less than 15 days nor more than 360 days. The interest rates on the LIBOR Rate advances vary, with the interest rate margin ranging from 18 basis points to 55 basis points, including commitment utilization fees. The interest rate margin is determined by a grid based upon the Company's senior unsecured long-term public debt rating. The Company's obligations are guaranteed by Pioneer USA and certain other United States subsidiaries, and are secured by a pledge of a portion of the capital stock of certain non-United States subsidiaries.

     The Credit Facility Agreements contain various restrictive covenants and compliance requirements, which include (a) limits on the incurrence of additional indebtedness and certain types of liens and (b) restrictions as to merger, sale or transfer of assets and transactions without the Banks' consent.

     On March 19, 1999, the Company and the Banks executed amendments to the Credit Facilities that provide for a $495 million reduction in the combined loan commitments under the Credit Facilities by December 31, 1999; an increase in the maximum interest rate margin on LIBOR Rate advances to 350 basis points, including facility and leverage fees; provisions, under certain circumstances, for enhancing the Banks' collateral rights; and, amendment of certain associated debt covenants, the most restrictive of which being the maintenance of a ratio of outstanding Company senior debt to earnings before interest, depletion, depreciation, amortization, income taxes, exploration and abandonment and other non-cash expenses ("EBITDAX") not to exceed 5.75 to one through September 30, 1999, 4.25 to one through March 31, 2000, and 3.5 to one thereafter. Additionally, the amendment provisions provide for the consolidation of the Primary Facility and the Canadian Facility. To satisfy the commitment reduction provisions of the amended Credit Facilities, the Company intends to reduce its outstanding borrowings through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures, borrowings under subordinated debt agreements or additional issuances of equity.

     The Company also executed a $100 million note (the "Term Note"), dated as of December 22, 1997, payable to NationsBank of Texas, N.A. to fund short-term working capital needs. At the request of the Company, the Term Note was canceled on January 20, 1998.

     SENIOR NOTES. During 1998, the Company completed the issuance of $350 million of 6 1/2% senior notes due 2008 and $250 million of 7 1/5% senior notes due 2028 for combined net proceeds of $593 million. The proceeds were used primarily to repay the Company's bank indebtedness.

     At December 31, 1998, the Company has the following four issuances of senior indebtedness outstanding.

     8 7/8% senior notes due 2005. $150 million aggregate principal amount
8 7/8% senior notes dated April 12, 1995, due April 15, 2005. Interest on the
8 7/8% senior notes is payable semi-annually on April 15 and October 15 of each year.

     8 1/4% senior notes due 2007. $150 million aggregate principal amount
8 1/4% senior notes dated August 22, 1995, due August 15, 2007. Interest on the 8 1/4% senior notes is payable semi-annually on February 15 and August 15 of each year.

     6 1/2% senior notes due 2008. $350 million aggregate principal amount
6 1/2% senior notes dated January 13, 1998, due January 15, 2008. Interest on the 6 1/2% senior notes is payable semi-annually on January 15 and July 15 of each year.

     7 1/5% senior notes due 2028. $250 million aggregate principal amount
7 1/5% senior notes dated January 13, 1998, due July 15, 2028. Interest on the 7 1/5% senior notes is payable semi-annually on January 15 and July 15 of each year.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     The 8 7/8% senior notes due 2005 and the 8 1/4% senior notes due 2007 are governed by an Indenture between the Company and The Chase Manhattan Bank (National Association) dated April 12, 1995. The 6 1/2% senior notes due 2008 and the 7 1/5% senior notes due 2028 are governed by an Indenture between the Company and the Bank of New York dated January 15, 1998. The Company's senior notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all its operations through subsidiaries, and the senior notes issuances are structurally subordinated to all obligations of its subsidiaries. Pioneer USA has fully and unconditionally guaranteed the senior note issuances.

     TENDER OFFER FOR SENIOR SUBORDINATED NOTES. On December 18, 1997, the Company completed a cash tender offer for two senior subordinated note issuances (the "Subordinated Notes") assumed as part of the merger with Mesa. The Company redeemed approximately 91 percent of the 11 5/8% senior subordinated discount notes due 2006 and approximately 98 percent of the 10 5/8% senior subordinated notes due 2006 (the "10 5/8% Notes") for a purchase price of $829.90 and $1,171.40, respectively, per $1,000 tendered plus any interest accrued on the 10 5/8% Notes (the "Tender Offer"). As a result, the Company paid $574.5 million for the principal amount tendered on the Subordinated Notes, including related fees, and $15.7 million of accrued interest on the 10 5/8% Notes. As a result of the Tender Offer, the Company recognized an extraordinary loss on early extinguishment of debt of $11.9 million (net of a related tax benefit of $6.4 million) during the fourth quarter of 1997. The Company financed the purchase price of the Subordinated Notes tendered in the offer with borrowings under its Credit Facility Agreements.

     EXTRAORDINARY ITEM. In addition to the extraordinary loss resulting from the Tender Offer described above, the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 1997 includes a $1.5 million (net of a related tax benefit of $800 thousand) non-cash charge for an extraordinary loss on early extinguishment of debt resulting from the merger of Parker & Parsley and Mesa. This extraordinary loss relates to capitalized issuance fees associated with Parker & Parsley's previously existing bank credit facility which was replaced by the new Credit Facility Agreements for the Company.

     INTEREST EXPENSE. The following amounts have been charged to interest expense for the years ended December 31, 1998, 1997 and 1996:

                                                           1998      1997      1996
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Cash payments for interest.............................  $135,811   $64,667   $44,405
Cash payments for commitment and agency fees...........        --     1,073       804
Accretion of discounts on loans........................    11,787     7,348       261
Amortization of capitalized loan fees..................     1,142     1,177     1,286
Net change in accruals.................................    15,545     3,285      (601)
                                                         --------   -------   -------
                                                         $164,285   $77,550   $46,155
                                                         ========   =======   =======

     The above amounts include $6 million in 1997 and $12 million in 1996 associated with the Preferred Shares of the Company's wholly-owned finance subsidiary (see Note I).

NOTE F. RELATED PARTY TRANSACTIONS

     ACTIVITIES WITH AFFILIATED PARTNERSHIPS. The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including 35 public and nine private drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

completing wells or acquiring producing properties. In accordance with the terms of the partnership agreements and the related tax partnership agreements of the affiliated partnerships, the Company participated in the activities of the sponsored partnerships on a promoted basis. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling and income partnerships.

     During each of 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drills. The partners in the Direct Investment Partnerships formed in 1994, 1993 and 1992 pay and receive approximately .337 percent, 1.5375 percent and 1.865 percent, respectively, of the costs and revenues attributable to the Company's interest in the wells that such Direct Investment Partnership participates. The Company discontinued the formation of Direct Investment Partnerships in 1995.

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

     The activities with affiliated partnerships are summarized for the following related party transactions for the years ended December 31, 1998, 1997 and 1996:

                                                              1998     1997     1996
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Receipt of lease operating and supervision charges in
  accordance with standard industry operating agreements...  $9,021   $8,547   $8,484
Reimbursement of general and administrative expenses.......  $  739   $1,476   $1,246

     RETIREMENT PLANS. Effective August 8, 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary. The Company will then provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan.

     In December 1998, the Company received notification that an investment fund group had acquired beneficial ownership of greater than 20 percent of the Company's Common Stock. Pursuant to the provisions within the Company's deferred compensation retirement plan, if a third party acquires 20 percent or more of the Company's Common Stock certain change of control provisions contained within the plan are triggered. Accordingly, in December 1998, the Compensation Committee of the Board of Directors determined that a change of control had occurred, effective September 30, 1998, under the deferred compensation retirement plan. Consequently, all of the contributions to the deferred compensation retirement plan from August 1997 to December 15, 1998 were immediately distributed (December 15, 1998 was the earliest practicable date for the trust fund, once notified of a change of control, to determine contributions and investment earnings or losses related thereto for distribution).

     During 1996 and prior to August 1997, the officers of Parker & Parsley participated in a similar deferred compensation retirement plan as noted above. As part of the merger with Mesa, the plan's change of control provision was triggered and all funds contributed through August 1997 were immediately vested and distributed.

     CONSULTING FEE. Effective January 1, 1999, the Company entered into an amended and restated agreement with Rainwater, Inc. for a five year term, whereby the Company will pay Rainwater, Inc.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

$300,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration for consulting and financial analysis services provided to the Company by Rainwater, Inc. and its representatives. During 1998, the Company paid Rainwater, Inc. $400,000 plus expenses for consulting and financial analysis services under a similar agreement. Richard E. Rainwater, who serves on the Company's Board of Directors, is the sole shareholder of Rainwater, Inc.

NOTE G.  INCENTIVE PLANS

LONG-TERM INCENTIVE PLAN

     In August 1997, the Company's stockholders approved a new long-term incentive plan (the "Long-Term Incentive Plan"), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of a maximum number of shares of Common Stock equal to 10 percent of the total number of shares of Common Stock equivalents outstanding minus the total number of shares of Common Stock subject to outstanding awards on the date of calculation under any stock-based plan for the directors, officers or employees of the Company.

     As previously noted in Note F, in December 1998, the Company received notification that an investment fund group had acquired beneficial ownership of greater than 20 percent of the Company's Common Stock. Pursuant to the provisions within the Company's Long-Term Incentive Plan, if a third party acquires 20 percent or more of the Company's Common Stock, certain change of control provisions contained within the plan are triggered. In December 1998, the Compensation Committee of the Board of Directors determined that a change of control had occurred, effective September 30, 1998, under the Long-Term Incentive Plan. Consequently, all awards granted under the Long-Term Incentive Plan since its inception in August 1997 through September 30, 1998 were immediately vested and any restrictions were canceled. Accordingly, in 1998, the Company recognized $9.6 million in other expense related to restricted stock awards that were vested.

     The following table summarizes the cumulative stock and option awards granted, forfeited, exercised, in the case of options, and the lapse of restrictions, in the case of shares, under the Company's Long-Term Incentive Plan during 1998 and 1997:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------
                                               1998                              1997
                                 --------------------------------   -------------------------------
                                  SHARES     OPTIONS      TOTAL     SHARES     OPTIONS      TOTAL
                                 --------   ---------   ---------   -------   ---------   ---------
Outstanding, beginning of
  year.........................   476,914   1,716,625   2,193,539        --          --          --
Granted........................   137,086   2,146,553   2,283,639   476,914   1,716,625   2,193,539
Forfeited......................   (12,585)   (923,995)   (936,580)       --          --          --
Options exercised..............        --          --          --        --          --          --
Shares with lapse of
  restrictions.................  (601,415)         --    (601,415)       --          --          --
                                 --------   ---------   ---------   -------   ---------   ---------
Outstanding, end of year.......        --   2,939,183   2,939,183   476,914   1,716,625   2,193,539
                                 ========   =========   =========   =======   =========   =========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     The following table calculates the number of shares or options available for grant under the Company's Long-Term Incentive Plan as of December 31, 1998 and 1997:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Shares outstanding..........................................  100,296,223   101,036,971
Options outstanding.........................................    2,939,183     1,716,625
                                                              -----------   -----------
                                                              103,235,406   102,753,596
                                                              ===========   ===========
Maximum shares/options allowed under the Long-Term Incentive
  Plan......................................................   10,323,541    10,275,360
Less: Outstanding awards under Long-Term Incentive Plan.....   (2,939,183)   (2,193,539)
      Outstanding options under Mesa 1991 stock option
      plan..................................................     (407,284)     (418,478)
      Outstanding options under Mesa 1996 incentive plan....     (422,854)     (510,000)
      Outstanding options under Parker & Parsley long-term
        incentive plan......................................     (810,709)     (896,042)
                                                              -----------   -----------
Shares/options available for future grant...................    5,743,511     6,257,301
                                                              ===========   ===========

RESTRICTED STOCK AWARDS

     NON-EMPLOYEE DIRECTORS. Pursuant to the Long-Term Incentive Plan, on the last business day of the month in which the annual meeting of the stockholders of the Company is held, each non-employee director will automatically receive an award of Common Stock equal to 50 percent of the then current annual retainer fee. This award is made in lieu of an amount of cash equal to 50 percent of the annual retainer fee. In May 1998 and August 1997, the Company issued an aggregate 17,306 shares and 5,939 shares, respectively, to non-employee directors pursuant to this arrangement.

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

     OFFICERS AND KEY EMPLOYEES. The Company, at its sole discretion, may pay annual bonuses awarded to selected officers and key employees either 100 percent in cash or partially in cash and partially in the form of restricted stock awards under the Long-Term Incentive Plan. The Company has established target bonus levels for each officer and key employee. Based upon Company and individual performance during the year, each officer or key employee has the potential to earn more or less than their target bonus level. The bonus awards are determined in the quarter following the Company's December 31 year-end. Any restricted stock awarded pursuant to this program will be limited to one-half of each officer's or key employee's target bonus level, and the remainder of the officer's or key employee's annual bonus will be paid in cash. The number of shares of restricted stock that are awarded pursuant to the annual bonus program is based on the closing sales price of the Company's common stock on the day immediately preceding the date of the award. Ownership of the restricted stock awarded vests one year after the date it is issued but is subject to transfer restrictions that lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant. Each recipient of restricted stock also receives an amount of cash equal to the estimated federal income taxes payable as a result of the receipt of such award. On February 9, 1998, the Company awarded an aggregate of 81,300 shares of restricted stock at a price of $22.375 pursuant to the 1997 annual bonus program. The Company has elected not to award any restricted stock in conjunction with the 1998 annual bonus program.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     During 1998 and 1997, the Company made other Long-Term Incentive Plan awards of 38,480 and 470,975 shares, respectively, to certain officers and key employees. The shares awarded are subject to a vesting period and transfer restrictions.

STOCK OPTIONS AWARDS

     The Company has a program of awarding semi-annual stock options to its officers and employees as part of their annual compensation package. This program provides for semi-annual awards at an exercise price based upon the closing sales price of the Company's common stock on the day preceding the date of grant, a three year vesting schedule and a five year exercise period from each vesting date. The Company granted 2,146,553 and 1,716,625 options under the Long-Term Incentive Plan during 1998 and 1997, respectively.

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

     The information presented in the remainder of this footnote represents the awards granted under the Long-Term Incentive Plan since its approval in August 1997, the awards granted in 1997, and 1996 under the Parker & Parsley Long-Term Incentive Plan, and the assumption in August 1997 of the outstanding option awards granted under the 1991 Stock Option Plan of Mesa and the 1996 Incentive Plan of Mesa.

     RESTRICTED STOCK AWARDS. The following table reflects the outstanding restricted stock awards and activity related thereto for 1998, 1997 and 1996:

                                                     FOR THE YEAR ENDED     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                     DECEMBER 31, 1998      DECEMBER 31, 1997      DECEMBER 31, 1996
                                                    --------------------   --------------------   --------------------
                                                                WEIGHTED               WEIGHTED               WEIGHTED
                                                     NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                                    OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                                    ---------   --------   ---------   --------   ---------   --------
Restricted stock awards:
  Outstanding, beginning of year..................   476,914     $37.88      79,819     $23.35     225,244     $23.90
  Shares granted..................................   137,086     $21.13     506,786     $37.43      35,080     $26.54
  Shares forfeited................................   (12,585)    $35.67          --         --      (1,980)    $25.13
  Lapse of restrictions...........................  (601,415)    $34.11    (109,691)    $25.66    (178,525)    $24.65
                                                    --------               --------               --------
  Outstanding, end of year........................        --         --     476,914     $37.88      79,819     $23.35
                                                    ========               ========               ========

     STOCK OPTION AWARDS. The Company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1998         1997         1996
                                                   ---------    ---------    --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE
                                                                AMOUNTS)
Net income (loss)................................  $(775,349)   $(893,729)   $139,297
Basic net income (loss) per share................  $   (7.75)   $  (17.20)   $   3.90
Diluted net income (loss) per share..............  $   (7.75)   $  (17.20)   $   3.43

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                           1998       1997       1996
                                                          -------    -------    -------
Risk-free interest rate.................................    5.45%      5.72%      6.18%
Expected life...........................................  6 years    7 years    4 years
Expected volatility.....................................      36%        36%        32%
Expected dividend yield.................................     .56%       .30%       .34%

     A summary of the Company's stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates is presented below:

                                                 FOR THE YEAR ENDED      FOR THE YEAR ENDED      FOR THE YEAR ENDED
                                                  DECEMBER 31, 1998       DECEMBER 31, 1997       DECEMBER 31, 1996
                                                ---------------------   ---------------------   ---------------------
                                                             WEIGHTED                WEIGHTED                WEIGHTED
                                                  NUMBER     AVERAGE      NUMBER     AVERAGE      NUMBER     AVERAGE
                                                OF OPTIONS    PRICE     OF OPTIONS    PRICE     OF OPTIONS    PRICE
                                                ----------   --------   ----------   --------   ----------   --------
Non-statutory stock options:
  Outstanding, beginning of year..............  3,541,145     $31.63    1,362,629     $24.04    1,230,411     $17.51
    Options granted...........................  2,146,553     $19.22    1,744,704     $34.00      637,300     $29.52
    Options assumed...........................         --         --      928,478     $33.97           --         --
    Options forfeited.........................  (1,106,835)   $35.75       (1,500)    $21.33      (35,000)    $23.81
    Options exercised.........................       (833)    $14.25     (493,166)    $23.45     (470,082)    $14.55
                                                ----------              ---------               ---------
  Outstanding, end of year....................  4,580,030     $24.83    3,541,145     $31.63    1,362,629     $24.04
                                                ==========              =========               =========
  Exercisable at end of year..................  3,937,113     $26.60    1,824,520     $29.37      358,177     $18.79
                                                ==========              =========               =========
Weighted average fair value of options granted
  during the year.............................  $    8.21               $   16.10               $   10.03
                                                ==========              =========               =========

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                     -----------------------------------------------------   ----------------------------------
                          NUMBER         WEIGHTED AVERAGE      WEIGHTED           NUMBER            WEIGHTED
     RANGE OF         OUTSTANDING AT        REMAINING          AVERAGE        EXERCISABLE AT        AVERAGE
  EXERCISE PRICES    DECEMBER 31, 1998   CONTRACTUAL LIFE   EXERCISE PRICE   DECEMBER 31, 1998   EXERCISE PRICE
  ---------------    -----------------   ----------------   --------------   -----------------   --------------
     $ 6 - 18            1,569,319          5.4 years           $15.62             926,402           $16.75
     $19 - 28            1,209,377          5.4 years           $24.16           1,209,377           $24.16
     $29 - 38            1,485,482          4.3 years           $30.01           1,485,482           $30.01
     $39 - 52              298,638          1.8 years           $46.84             298,638           $46.84
     $80 - 82               17,214          3.1 years           $81.81              17,214           $81.81
                         ---------                                               ---------
                         4,580,030                                               3,937,113
                         =========                                               =========

     In addition to the expense associated with the accelerated vesting of awards under the Company's Long-Term Incentive Plan that occurred as a result of the change of control, the Company recognized $3.9 million, $3.3 million and $1.9 million in general and administrative compensation expense related to its Incentive Plans during 1998, 1997 and 1996, respectively. Additionally, $3.1 million of the Company's 1998 reorganization costs are compensation expenses related to its Incentive Plans.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE H. COMMITMENTS AND CONTINGENCIES

     SEVERANCE AGREEMENTS. The Company has entered into severance agreements with its parent company officers, subsidiary company officers and certain key employees. Salaries and bonuses for the Company's officers are set independent of this agreement by the Compensation Committee for the parent company officers and the Management Committee for subsidiary company officers and key employees. These committees can grant increases or reductions to base salary at their discretion. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total approximately $7.8 million.

     Either the Company or the officer/key employee may terminate the officer's or key employee's employment under the severance agreement at any time. The Company must pay the officer or key employee an amount equal to one year's base salary if employment is terminated because of death, disability, or normal retirement. The Company must pay the officer or key employee an amount equal to one year's base salary and continue health insurance for the officer or key employee and his or her immediate family for one year if the Company terminates employment without cause or if the officer or key employee terminates employment with good reason, which occurs when reductions in the officer's or key employee's base annual salary exceed specified limits or if, in the case of officers, the officer is demoted to an officer position junior to their current officer position or to a non-officer position. If within one year after a change in control of the Company, the Company terminates the officer or key employee without cause or if the officer or key employee terminates employment with good reason, the Company must pay parent company officers an amount equal to 2.99 times the sum of the officer's base salary plus target bonus for the year and subsidiary company officers and key employees an amount equal to two times the officer's or key employee's base salary and continue health insurance for the officer or key employee and his immediate family for one year. If the officer or key employee terminates employment with the Company without good reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer or key employee is required to move, then the Company must pay the officer or key employee one year's base salary and continue health insurance for the officer or key employee and his or her immediate family for one year. Officers and key employees are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change in control.

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

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

July 1, 1967, amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

     The plaintiffs alleged royalty underpayments of approximately $500 million (including interest at 10 percent) dating from July 1, 1967. In March 1995, the court made certain pretrial rulings that eliminated approximately $400 million of the plaintiff's claims (which related to periods prior to October 1, 1989), but which also reduced a number of the Company's defenses. The Company and CIG filed stipulations with the court whereby the Company would have been liable for between 50 percent and 60 percent, depending on the time period covered, of an adverse judgment against CIG or post-February 1988 underpayments of royalties.

     On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit Court of Appeals, where oral arguments were heard in December 1998 and a decision could be announced by the end of the first quarter of 1999.

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

Kansas ad valorem tax.

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

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of December 31, 1998, the Company has set aside $29.7 million, including accrued interest, in an escrow account and has a corresponding obligation for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheet. In addition, during 1998, the Company paid $1.4 million to a pipeline in settlement of the pipeline's share of the total initial obligation.

     LEASE AGREEMENTS. The Company leases equipment and office facilities under noncancellable operating leases on which rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $8.9 million, $3.7 million and $2.9 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 1998 are as follows (in thousands):

1999........................................................  $7,846
2000........................................................  $5,933
2001........................................................  $2,029
2002........................................................  $1,685
2003........................................................  $1,234
Thereafter..................................................  $4,206

NOTE I. PREFERRED STOCK OF SUBSIDIARY

     On July 28, 1997, the Company issued 6.7 million shares of common stock in exchange for the 3,776,400 Preferred Shares outstanding. These Preferred Shares were originally issued by Parker & Parsley Capital LLC, a wholly-owned finance subsidiary of the Company, in 1994. During 1997 and 1996, the Company recorded $6 million and $12 million, respectively, of interest expense associated with the Preferred Shares.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

     As part of the acquisitions of Mesa and Chauvco, the Company became the successor to certain derivative financial instruments entered into by Mesa or Chauvco that do not qualify for hedge accounting treatment. Such instruments will be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant. Those instruments not qualifying for hedge accounting are designated under the heading "Mark-to-Market Derivatives" below.

HEDGE DERIVATIVES

     INTEREST RATE SWAP AGREEMENTS. During the second quarter of 1996, the Company entered into a series of interest rate swap agreements for an aggregate amount of $150 million with four counterparties. These agreements, which have a term of three years, effectively convert a portion of the Company's fixed-rate borrowings into floating-rate obligations. The weighted average fixed rate being received by the Company over the term of these agreements is 6.62 percent while the weighted average variable rate paid by the Company for the years ended December 31, 1998, 1997 and 1996 was 5.75 percent, 5.78 percent and 5.56 percent, respectively. The variable rate will be redetermined approximately every six months based upon the London interbank offered rate at that point in time. The Company was also party to an interest rate swap agreement for an aggregate amount of $250 million with one counterparty. This agreement, which expired in August 1998, effectively converted a portion of the Company's floating-rate borrowings into fixed-rate obligations. The effect of this agreement was to provide the Company with an interest rate of 6.23 percent on $250 million in nominal principal amount for the term of the agreement. The accompanying Consolidated Statements of Operations and Comprehensive Income
(Loss) for the years ended December 31, 1998, 1997 and 1996 include a reduction in interest expense of $356 thousand, $847 thousand and $787 thousand, respectively, to account for the settlement of these rate swap agreements.

     During 1997, the Company entered into two agreements with a counterparty that obligated the Company to sell United States Treasury securities at a designated point in the future. The face amount of the United States Treasury securities was $300 million at interest rates ranging from 6.05 percent to 6.33 percent. These agreements effectively converted a portion of the Company's floating-rate borrowings into fixed-rate obligations. In January 1998, the Company terminated these agreements at a cost of $16.8 million. This amount is being amortized over the life of the Company's Primary Facility.

     COMMODITY HEDGES. The Company utilizes various swap and option contracts to
(i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

     Crude oil. All material purchase contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. During the fourth quarter of 1998, the Company terminated its 1999 crude oil hedge contracts. As a result, the Company has deferred in other current liabilities in the accompanying Consolidated Balance Sheet $14.0 million of hedge gains that will be recognized in 1999 as

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

additions to crude oil revenue. The recognition of these hedge gains will increase 1999 crude oil revenue by $3.5 million per calendar quarter.

     The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized (excluding hedge results) and reported, and the net effects of settlements of oil price hedges to revenue:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1997     1996
                                                             ------   ------   ------
Average price reported per Bbl.............................  $13.08   $18.51   $19.96
Average price realized per Bbl.............................  $11.93   $19.09   $21.33
Addition (reduction) to revenue (in millions)..............  $ 24.8   $ (7.9)  $(15.4)

     Natural Gas Liquids. The Company, from time to time, hedges natural gas liquids based on actual product prices in order to mitigate some of the volatility associated with NYMEX pricing. At December 31, 1998, the Company had no outstanding NGL hedge contracts.

     During the year ended December 31, 1998, the Company did not enter into any natural gas liquids hedge contracts. The Company reported and realized an average natural gas liquids price of $8.90 per Bbl during the year ended December 31, 1998. During the year ended December 31, 1997, the Company reported average natural gas liquids prices of $12.59 per Bbl while realizing an average price for physical sales (excluding hedging results) of $12.61 per Bbl and recorded a net decrease to natural gas liquids revenue of $77,600.

     Natural Gas. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     The Company was a party to contracts that hedged a portion of its January 1999 gas production. The January hedge contracts expired in December 1998. Related thereto, the Company has deferred $2.5 million of hedge gains that will be recognized in January 1999. The following table sets forth the Company's outstanding gas hedge contracts as of December 31, 1998. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                                  FIRST        SECOND         THIRD        FOURTH        YEARLY
                                 QUARTER       QUARTER       QUARTER       QUARTER       AVERAGE
                               -----------   -----------   -----------   -----------   -----------
Daily gas production:
  1999-Swap Contracts*
     Volume (Mcf)............       93,417       163,445       156,800       133,851       137,044
     Index price per MMBtu...        $2.17         $2.20         $2.21         $2.24         $2.21
     NYMEX price per MMBtu...        $2.39         $2.39         $2.39         $2.39         $2.39
  1999-Collar Options**
     Volume (Mcf)............      107,398       163,827       163,827       154,991       147,686
     Index price per MMBtu...  $2.06-$2.61   $2.06-$2.61   $2.06-$2.61   $2.09-$2.65   $2.07-$2.62
  2000-Swap Contracts*
     Volume (Mcf)............       35,000        35,000        35,000        35,000        35,000
     Index price per MMBtu...        $2.35         $2.35         $2.35         $2.35         $2.35
  2000-Collar Options***
     Volume (Mcf)............       93,741        93,741        93,741        91,089        93,074
     Index price per MMBtu...  $2.14-$2.75   $2.14-$2.75   $2.14-$2.75   $2.15-$2.77   $2.14-$2.75

---------------

  * Certain counterparties to the 1999 and 2000 Swap Contracts have the contractual right to extend 35,000 Mcf per day for one additional year at prices of $2.40 and $2.41 per MMBtu, respectively.

 ** Concurrent with the Company's purchase of certain of the 1999 Collar
    Options, the Company sold 1999 put options to the counterparties for an average volume of 114,286 Mcf per day at an average index price of $1.82 per MMBtu. Consequently, if the weighted average 1999 index price falls below $1.82 per MMBtu, the Company will receive a price for the notional contract volumes that exceeds the weighted average index price by approximately $.30 per MMBtu. 65,000 Mcf per day of the 1999 Collar Options and associated put options sold are extendable at the option of the counterparties for a period of one year at average per MMBtu prices of $2.18-$2.79 for the collar options and $1.88 for the put options.

*** Concurrent with the Company's purchase of the 2000 Collar Options, the Company sold 2000 put options to the counterparties for an equal volume at an average index price of $1.84 per MMBtu. Consequently, if the weighted average 2000 index price falls below $1.84 per MMBtu, the Company will receive a price for the notional contract volumes that exceeds the weighted average index price by approximately $.30 per MMBtu. 75,000 Mcf per day of the 2000 Collar Options and associated put options are extendable for one year at the option of the counterparties at average per MMBtu prices of $2.20-$2.90 for the collar options and $1.90 for the put options.

     The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

forth the Company's gas prices, both realized (excluding hedge results) and reported, and the net effects of settlements of gas price hedges to revenue:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998     1997      1996
                                                              ------   -------   ------
Average price reported per Mcf..............................  $1.82    $ 2.20    $2.27
Average price realized per Mcf..............................  $1.80    $ 2.41    $2.39
Addition (reduction) to revenue (in millions)...............  $ 3.6    $(21.9)   $(9.0)

MARK-TO-MARKET DERIVATIVES

     INTEREST RATE SWAP/CURRENCY SWAP. At December 31, 1997, the Company was party to a swap agreement with a counterparty in which the Company paid a fixed-rate of interest in Canadian dollars and received a fixed-rate of interest in United States dollars. In July 1998, the Company terminated this agreement and recognized a $3.5 million pre-tax gain associated therewith.

     INTEREST RATE CAP. At December 31, 1998 and 1997, the Company was party to an interest rate cap agreement with a counterparty which caps the Canadian dollar banker's acceptance rate at 8.00 percent on a notional amount of $80 million Canadian dollars. The agreement was entered into in 1997 and expires in September 1999. Under the agreement, the Company pays the counterparty a fixed amount in Canadian dollars on a quarterly basis. The counterparty has no payment obligation to the Company until such time as the Canadian banker's acceptance reference rate exceeds 8.00 percent. The effect of this agreement, in periods in which the reference rate is below 8.00 percent, is to increase the interest rate on $80 million Canadian dollars of floating-rate debt by 28 basis points.

     FOREIGN CURRENCY AGREEMENTS. The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As of December 31, 1998 and 1997, the United States dollar equivalent of foreign currency exchange swap agreements approximated $144 million and $216 million, respectively. These contracts originated with the Company's acquisition of Chauvco in December 1997. As these contracts do not qualify as hedges, the Company recorded a $14.7 million non-cash pre-tax mark-to-market increase to the recognized liabilities associated with these agreements in 1998. These contracts will continue to be marked-to-market until they mature at various dates in the fourth quarter of 2000 and the effects on the Company's results of operations in future periods could be significant.

     BTU SWAP AGREEMENTS. During 1996, Mesa entered into BTU swap agreements covering 13,036 MMBtu per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company received a premium of $.52 per MMBtu over market natural gas prices from January 1, 1997 through December 31, 1998. Additionally, the Company will receive 10 percent of the NYMEX oil price for the volumes covered for a six-year period beginning January 1, 1999 and ending December 31, 2004. As these derivative contracts do not qualify as hedges, the Company recorded non-cash pre-tax mark-to-market increases to the liabilities recognized for the BTU swap agreements of $5.8 million and $5.2 million in 1998 and 1997, respectively. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives and the effects on the Company's results of operations in future periods could be significant.

NOTE K. SALES TO MAJOR CUSTOMERS

     The Company's share of oil and gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     The following domestic customers individually accounted for 10 percent or more of the consolidated oil and gas revenues of the Company during the years ended December 31, 1998, 1997 or 1996:

                                                              PERCENTAGE OF CONSOLIDATED
                                                                 OIL AND GAS REVENUES
                                                              ---------------------------
                          CUSTOMER                            1998       1997       1996
                          --------                            -----      -----      -----
Williams Energy Services....................................   10         --         --
Genesis Crude Oil, L.P......................................   10         23         28
Mobil Oil Corporation.......................................    7         16         22
Western Gas Resources.......................................    5         10          9
Producers Energy Marketing, L.L.C.(a).......................    3         11          6

---------------

(a) Producers Energy Marketing, LLC ("ProEnergy") is a natural gas marketing company in which the Company owned a noncontrolling member interest of approximately 10 percent during 1997 and 1996. Effective January 1, 1998, the Company withdrew as a member of ProEnergy.

     At December 31, 1998, the amounts receivable from Williams Energy Services, Genesis Crude Oil, L.P., Mobil Oil Corporation and Western Gas Resources were $9.1 million, $3.8 million, $2.8 million and $1.5 million, respectively, which are included in the caption "Accounts receivable -- oil and gas sales" in the accompanying Consolidated Balance Sheet.

NOTE L. DISPOSITION OF AUSTRALASIAN ASSETS

     On March 28, 1996, the Company completed the sale of certain wholly-owned Australian subsidiaries to Santos Ltd., and on June 20, 1996, the Company completed the sale of another wholly-owned subsidiary, Bridge Oil Timor Sea, Inc., to Phillips Petroleum International Investment Company. During the year ended December 31, 1996, the Company received aggregate consideration of $237.5 million for these combined sales which consisted of $186.6 million of proceeds for the equity of such entities, $21.8 million for reimbursement of certain intercompany cash advances, and the assumption of such subsidiaries" net liabilities, exclusive of oil and gas properties, of $29.1 million. The accompanying Consolidated Statement of Operations and Comprehensive Income
(Loss) for the year ended December 31, 1996 includes a pre-tax gain of $83.3 million from the disposition of these subsidiaries (net of transaction expenses of $8.7 million) and an income tax provision of $16 million. The income tax provision for the year ended December 31, 1996, includes $6.4 million related to the write-off of certain net operating loss carryforwards which, with the sale of the income producing assets in the Australian tax jurisdiction, will not be utilized in the future.

NOTE M. IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with SFAS 121, the Company reviews its proved oil and gas properties for impairment whenever events and circumstances indicate a decline in the recoverability of the carrying value of the Company's oil and gas properties. The Company estimates the expected future net cash flows of its oil and gas properties and compares such estimated future net cash flows to the respective carrying amounts of the oil and gas properties to determine if the carrying amounts are likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeds the estimated future net cash flows, an impairment is determined to exist and the Company adjusts the carrying amount of those proved oil and gas properties to their fair value as determined by discounting their expected future net cash flows at a discount rate commensurate with the risks involved in the industry.

     Subsequent to the Mesa purchase in August 1997, crude oil prices began to decline. Based on the decline in the fourth quarter of 1997, the Company adjusted its outlook for future commodity prices downward and

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

recognized a $1.4 billion impairment provision in 1997, primarily related to Mesa properties which were acquired in August 1997.

     In 1998 crude oil prices continued to decline. The Company believed the continued decline would be short-lived, however, after stabilizing somewhat in the second and third quarters of 1998, crude oil prices fell sharply again in the fourth quarter of 1998. As a result, the Company now believes it may take several years for crude oil prices to recover and, accordingly, it again adjusted its outlook for future commodity prices downward in the fourth quarter of 1998. This coupled with the Company's assessment of performance issues related to certain oil and gas properties resulted in an impairment provision of $312.2 million in 1998.

     As discussed above, using the Company's revised outlook for commodity prices, the Company reassessed its unproved properties on a project-by-project basis in 1998, and the Company recognized non-cash, pre-tax unproved property impairment provisions of $147.3 million.

     See Note P for disclosure of these impairment charges by geographic operating segment.

NOTE N. REORGANIZATION

     During 1998, the Company announced its plans to sell certain non-strategic oil and gas fields, its intentions to reorganize its operations by combining its six domestic operating regions, and other cost reduction initiatives intended to allow Pioneer to better adapt to declining oil and gas commodity price trends. Specific cost reduction initiatives included the relocation of most of the Company's administrative services from Midland, Texas to Irving, Texas; the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas and Houston, Texas; the termination of 350 employees, including several officer positions; and, further centralization of the Company's organization structure. The consolidation of administrative services to Irving is complete and the Corpus Christi, Texas office is closed. The Company anticipates the Houston, Texas and Oklahoma City, Oklahoma offices to be closed in February 1999. The unpaid employee termination costs as of December 31, 1998 relates to employees who were notified of their pending termination prior to December 31, 1998, but were still employed with the Company as of December 31, 1998. The unpaid office closing amounts primarily relate to remaining lease commitments on the office buildings in Oklahoma City, Oklahoma, Corpus Christi, Texas, and Houston, Texas. As a result of the 1998 reorganization initiatives, the Company has recognized pre-tax reorganization charges of $33.2 million during 1998.

     The following table provides a description of the components of the 1998 reorganization charges and the remaining unpaid portions of the charges as of December 31, 1998:

                                                       TOTAL
                                                      CHARGES   PAYMENTS   UNPAID PORTION
                                                      -------   --------   --------------
                                                                (IN THOUSANDS)
Employee terminations...............................  $22,525   $17,845        $4,680
Relocation..........................................    6,677     6,677            --
Office closings.....................................    3,873       343         3,530
Other...............................................      124       124            --
                                                      -------   -------        ------
                                                      $33,199   $24,989        $8,210
                                                      =======   =======        ======

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE O. INCOME TAXES

     Income tax provision (benefit) and amounts separately allocated were as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------   ---------   -------
                                                               (IN THOUSANDS)
Income (loss) before extraordinary item...............  $15,600   $(500,300)  $60,100
Extraordinary gain (loss).............................     -- >      (7,200)       --
Stockholders' equity provision (benefit)..............    4,300      (2,900)   (2,200)
Change in cumulative translation adjustment...........   (6,000)         --        --
                                                        -------   ---------   -------
                                                        $13,900   $(510,400)  $57,900
                                                        =======   =========   =======

     Income tax provision (benefit) attributable to income (loss) before extraordinary item consists of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998        1997       1996
                                                      ---------   ---------   -------
                                                              (IN THOUSANDS)
Current:
  U.S. federal......................................  $  (3,300)  $     900   $   300
  State and local...................................        300         100        --
                                                      ---------   ---------   -------
                                                         (3,000)      1,000       300
                                                      ---------   ---------   -------
Deferred:
  U.S. Federal......................................  $ 123,500    (470,000)   51,700
  State and local...................................       (300)    (28,500)       --
  Foreign...........................................   (104,600)     (2,800)    8,100
                                                      ---------   ---------   -------
                                                         18,600    (501,300)   59,800
                                                      ---------   ---------   -------
Total...............................................  $  15,600   $(500,300)  $60,100
                                                      =========   =========   =======

     Income (loss) before income taxes and extraordinary item consists of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                    ----------------------------------
                                                      1998         1997         1996
                                                    ---------   -----------   --------
                                                              (IN THOUSANDS)
Income (loss) before income taxes and
  extraordinary item:
  U.S. federal....................................  $(393,602)  $(1,369,582)  $121,680
  Foreign.........................................   (337,224)       (7,981)    78,668
                                                    ---------   -----------   --------
                                                    $(730,826)  $(1,377,563)  $200,348
                                                    =========   ===========   ========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     Reconciliations of the U.S. federal statutory tax rate to the Company's effective tax rate for income (loss) before extraordinary items are as follows:

                                                              1998     1997     1996
                                                              -----    -----    ----
                                                                 (IN PERCENTAGES)
U.S. federal statutory tax rate.............................  (35.0)   (35.0)   35.0
Disposition of foreign subsidiaries.........................     --       --    (6.9)
Valuation allowance.........................................   37.1       --      --
Other.......................................................     --     (1.3)    1.9
                                                              -----    -----    ----
Consolidated effective tax rate.............................    2.1    (36.3)   30.0
                                                              =====    =====    ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 291,678   $184,438
  Alternative minimum tax credit carryforwards..............      1,565      4,903
  Other.....................................................     73,260     57,248
                                                              ---------   --------
          Total deferred tax assets.........................    366,503    246,589
  Valuation allowance.......................................   (271,100)        --
                                                              ---------   --------
          Net deferred tax assets...........................     95,403    246,589
                                                              ---------   --------
Deferred tax liabilities:
  Oil and gas properties, principally due to differences in
     basis and depletion and the deduction of intangible
     drilling costs for tax purposes........................     44,058    206,721
  Other.....................................................     11,645     35,168
                                                              ---------   --------
          Total deferred tax liabilities....................     55,703    241,889
                                                              ---------   --------
          Net deferred tax asset............................  $  39,700   $  4,700
                                                              =========   ========

     Realization of deferred tax assets associated with net operating loss carryforwards ("NOLs") and other credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk, in light of the Company's revised outlook for future commodity prices as discussed in Note M, that certain of these NOLs and other credit carryforwards may expire unused and, accordingly, has established a valuation allowance of $271.1 million in 1998 against them. Although realization is not assured for the remaining deferred tax asset, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax planning strategies. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable.

     As discussed in Note B, certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the Company's consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. At December 31, 1998, the Company had NOLs for U.S. federal, Argentine, Canadian, and South African income tax purposes of $712.6 million, $47.3 million, $52.8 million and $7.7 million, respectively, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, at December 31, 1998, the

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") in the U.S. of $617.7 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                                                 U.S.
                                          -------------------   ARGENTINA   CANADA    SOUTH AFRICA
            EXPIRATION DATE                 NOL      AMT NOL       NOL        NOL         NOL
            ---------------               --------   --------   ---------   -------   ------------
                                                               (IN THOUSANDS)
December 31, 1999.......................  $     --   $    --     $ 2,161    $    --      $   --
December 31, 2000.......................        --        --       8,788         --          --
December 31, 2001.......................       689       593      10,385         --          --
December 31, 2002.......................     6,066     6,034       6,216         --          --
December 31, 2003.......................       838        --      19,703         --          --
December 31, 2005.......................    11,049    10,762          --     52,767          --
December 31, 2006.......................    30,834    12,254          --         --          --
December 31, 2007.......................   104,107   101,151          --         --          --
December 31, 2008.......................   112,508   106,558          --         --          --
December 31, 2009.......................   129,484   102,727          --         --          --
December 31, 2010.......................   125,111   110,961          --         --          --
December 31, 2011.......................     6,521     4,045          --         --          --
December 31, 2012.......................    68,609    58,890          --         --          --
December 31, 2018.......................   116,823   103,755          --         --          --
Indefinite..............................        --        --          --         --       7,706
                                          --------   --------    -------    -------      ------
     Total..............................  $712,639   $617,730    $47,253    $52,767      $7,706
                                          ========   ========    =======    =======      ======

     The NOLs and AMT NOLs from certain of the U.S. subsidiaries are subject to various utilization limitations. In total, approximately $36.7 million of the NOLs and $16.3 million of the AMT NOLs are limited in use to specific U.S. subsidiaries. Section 382 of the Internal Revenue Code provides another limitation to $592.1 million of the Company's U.S. NOLs and $503.8 million of its AMT NOLS. The Company believes the utilization of $352.1 million of the NOLs and $263.8 million of the AMT NOLs subject to the Section 382 limitation are limited in each taxable year to approximately $104.2 million and the remaining $240.0 million of the NOLs and AMT NOLs subject to the Section 382 limitation are limited in each taxable year to approximately $20.0 million.

     The tax returns and the amount of taxable income or loss are subject to examination by U.S. federal, state and foreign taxing authorities. Current and estimated tax payments of $300,000, $2.7 million and $970,000 were made in 1998, 1997 and 1996, respectively. In addition, the Company received a refund of $3.3 million in 1998.

NOTE P. GEOGRAPHIC OPERATING SEGMENT INFORMATION

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes guidelines for reporting selected information about operating segments. The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. Since the merger with Mesa and the acquisition of Chauvco, the Company has had reportable operations in the U.S., Argentina and Canada. During 1997 and 1996, the Company had only minor operations outside the U.S.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

     The following table provides the geographic operating segment data required by SFAS 131, as well as results of operations of oil and gas producing activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" ("SFAS 69"). Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and other" table column includes revenues, expenses, additions to properties, plants and equipment, and assets that are not related to oil and gas producing activities, and that are not routinely included in the earnings measures or attributes internally reported to management on a geographic operating segment basis.

                                                                                   OTHER     HEADQUARTERS   CONSOLIDATED
                                               U.S.       ARGENTINA    CANADA     FOREIGN     AND OTHER        TOTAL
                                            -----------   ---------   ---------   --------   ------------   ------------
                                                                           (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998:
  Oil and gas revenue.....................  $   579,156   $  65,256   $  67,080   $     --    $      --     $   711,492
  Interest and other......................           --          --          --         --       10,452          10,452
  Loss on disposition of assets...........          (52)         --          --         --         (393)           (445)
                                            -----------   ---------   ---------   --------    ---------     -----------
                                                579,104      65,256      67,080         --       10,059         721,499
                                            -----------   ---------   ---------   --------    ---------     -----------
  Production costs........................      177,371      21,158      25,022         --           --         223,551
  Depletion, depreciation and
    amortization..........................      239,561      42,115      40,617         --       15,015         337,308
  Impairment of oil and gas properties....      237,528     136,751      85,240         --           --         459,519
  Exploration and abandonments............       69,263      18,245      20,613     13,737           --         121,858
  General and administrative..............           --          --          --         --       73,000          73,000
  Reorganization..........................           --          --          --         --       33,199          33,199
  Interest................................           --          --          --         --      164,285         164,285
  Other...................................           --          --          --         --       39,605          39,605
                                            -----------   ---------   ---------   --------    ---------     -----------
                                                723,723     218,269     171,492     13,737      325,104       1,452,325
                                            -----------   ---------   ---------   --------    ---------     -----------
  Loss before income taxes................     (144,619)   (153,013)   (104,412)   (13,737)    (315,045)       (730,826)
  Income tax benefit (provision)..........       53,075      50,494      45,628      4,808     (169,605)        (15,600)
                                            -----------   ---------   ---------   --------    ---------     -----------
  Net loss................................  $   (91,544)  $(102,519)  $ (58,784)  $ (8,929)   $(484,650)    $  (746,426)
                                            ===========   =========   =========   ========    =========     ===========
  Additions to properties, plant and
    equipment.............................  $   346,368   $  69,082   $  73,096   $ 18,791    $  31,546     $   538,883
                                            ===========   =========   =========   ========    =========     ===========
  Segment assets..........................  $ 2,259,746   $ 692,271   $ 308,025   $103,702    $ 117,570     $ 3,481,314
                                            ===========   =========   =========   ========    =========     ===========
YEAR ENDED DECEMBER 31, 1997:
  Oil and gas revenue.....................  $   533,865   $   2,917   $      --   $     --    $      --     $   536,782
  Interest and other......................           --          --          --         --        4,278           4,278
  Gain on disposition of assets...........        3,305          --          --         --        1,664           4,969
                                            -----------   ---------   ---------   --------    ---------     -----------
                                                537,170       2,917          --         --        5,942         546,029
                                            -----------   ---------   ---------   --------    ---------     -----------
  Production costs........................      143,332         838          --         --           --         144,170
  Depletion, depreciation and
    amortization..........................      203,160       1,290          --         --        7,985         212,435
  Impairment of oil and gas properties....    1,356,390          --          --         --           --       1,356,390
  Exploration and abandonments............       69,896       1,822          --      5,442           --          77,160
  General and administrative..............           --          --          --         --       48,763          48,763
  Interest................................           --          --          --         --       77,550          77,550
  Other...................................           --          --          --         --        7,124           7,124
                                            -----------   ---------   ---------   --------    ---------     -----------
                                              1,772,778       3,950          --      5,442      141,422       1,923,592
                                            -----------   ---------   ---------   --------    ---------     -----------
  Loss before income taxes and
    extraordinary item....................   (1,235,608)     (1,033)         --     (5,442)    (135,480)     (1,377,563)
  Income tax benefit......................      453,468         341          --      1,905       44,586         500,300
                                            -----------   ---------   ---------   --------    ---------     -----------
  Loss before extraordinary items.........  $  (782,140)  $    (692)  $      --   $ (3,537)   $ (90,894)    $  (877,263)
                                            ===========   =========   =========   ========    =========     ===========
  Additions to properties, plant and
    equipment.............................  $   417,269   $   4,446   $      --   $  6,925    $  12,783     $   441,423
                                            ===========   =========   =========   ========    =========     ===========
  Segment assets..........................  $ 2,684,091   $ 734,569   $ 505,483   $  1,085    $ 227,762     $ 4,152,990
                                            ===========   =========   =========   ========    =========     ===========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                                                                                   OTHER     HEADQUARTERS   CONSOLIDATED
                                               U.S.       ARGENTINA    CANADA     FOREIGN     AND OTHER        TOTAL
                                            -----------   ---------   ---------   --------   ------------   ------------
                                                                           (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996:
  Oil and gas revenue.....................  $   385,198   $   1,142   $      --   $ 10,591    $      --     $   396,931
  Natural gas processing..................           --          --          --         --       23,814          23,814
  Interest and other......................           --          --          --         --       17,458          17,458
  Gain on disposition of assets...........        7,784          --          --     83,262        6,094          97,140
                                            -----------   ---------   ---------   --------    ---------     -----------
                                                392,982       1,142          --     93,853       47,366         535,343
                                            -----------   ---------   ---------   --------    ---------     -----------
  Production costs........................      106,898         136          --      3,300           --         110,334
  Natural gas processing..................           --          --          --         --       12,528          12,528
  Depletion, depreciation and
    amortization..........................       98,655         231          --      3,917        9,331         112,134
  Exploration and abandonments............       16,264       4,008          --      1,435        1,323          23,030
  General and administrative..............           --          --          --         --       28,363          28,363
  Interest................................           --          --          --         --       46,155          46,155
  Other...................................           --          --          --         --        2,451           2,451
                                            -----------   ---------   ---------   --------    ---------     -----------
                                                221,817       4,375          --      8,652      100,151         334,995
                                            -----------   ---------   ---------   --------    ---------     -----------
  Income (loss) before income taxes.......      171,165      (3,233)         --     85,201      (52,785)        200,348
  Income tax benefit (provision)..........      (62,818)      1,067          --    (29,820)      31,471         (60,100)
                                            -----------   ---------   ---------   --------    ---------     -----------
  Net income (loss).......................  $   108,347   $  (2,166)  $      --   $ 55,381    $ (21,314)    $   140,248
                                            ===========   =========   =========   ========    =========     ===========
  Additions to properties, plant and
    equipment.............................  $   207,495   $   4,541   $      --   $  7,358    $   8,428     $   227,822
                                            ===========   =========   =========   ========    =========     ===========
  Segment assets..........................  $ 1,143,282   $   3,543   $       2   $  2,321    $  50,717     $ 1,199,865
                                            ===========   =========   =========   ========    =========     ===========

NOTE Q. EARNINGS PER SHARE

     In accordance with the requirements of SFAS 128, the following table provides a reconciliation between basic and diluted earnings per share for the year ended December 31, 1996. For 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted net loss per share were the same.

                                                                              PER SHARE
                                                         INCOME     SHARES     AMOUNT
                                                        --------    ------    ---------
                                                                (IN THOUSANDS)
Basic EPS
  Income available to common stockholders.............  $140,248    35,475      $3.95
                                                                                =====
Effect of Dilutive Securities
  Options/restricted stock............................        --       394
  Preferred shares....................................     7,683     6,714
                                                        --------    ------
Diluted EPS:
  Income available to common stockholders plus assumed
     conversions......................................  $147,931    42,583      $3.47
                                                        ========    ======      =====

NOTE R. PIONEER USA

     Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note E above). The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the U.S. Securities and Exchange Commission ("SEC"), the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

following Consolidating Balance Sheets as of December 31, 1998 and 1997 and Consolidating Statements of Operations for the Years Ended December 31, 1998 and 1997 present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

     Pioneer USA's guarantees of the Company's debt securities were executed as a result of the merger with Mesa in August 1997. Consequently, a Consolidating Statement of Operations for the year ended December 31, 1996 has not been presented.

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     ASSETS

                                           PIONEER
                                           NATURAL
                                          RESOURCES                      NON-
                                           COMPANY       PIONEER      GUARANTOR                        THE
                                          (PARENT)         USA       SUBSIDIARIES   ELIMINATIONS     COMPANY
                                         -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents............  $     3,161   $    37,932    $   18,128    $              $    59,221
  Accounts receivable, trade...........          636        75,236        30,991                       106,863
  Affiliate receivables................    2,240,421    (1,828,672)     (408,092)                        3,657
  Inventories..........................           --         8,930         6,291                        15,221
  Deferred income taxes................        7,100            --            --                         7,100
  Other current assets.................           87         8,868           971                         9,926
                                         -----------   -----------    ----------                   -----------
         Total current assets..........    2,251,405    (1,697,706)     (351,711)                      201,988
                                         -----------   -----------    ----------                   -----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
    Proved properties..................           --     2,678,637       942,993                     3,621,630
    Unproved properties................           --        58,989       283,600                       342,589
  Accumulated depletion, depreciation
    and amortization...................           --      (753,570)     (176,541)                     (930,111)
                                         -----------   -----------    ----------                   -----------
                                                  --     1,984,056     1,050,052                     3,034,108
                                         -----------   -----------    ----------                   -----------
Deferred income taxes..................       96,800            --            --                        96,800
Other property and equipment, net......           --        38,229        16,781                        55,010
Other assets, net......................        9,787        43,557        40,064                        93,408
Investment in subsidiaries.............      135,204       148,257            --       (283,461)            --
                                         -----------   -----------    ----------                   -----------
                                         $ 2,493,196   $   516,393    $  755,186                   $ 3,481,314
                                         ===========   ===========    ==========                   ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term
    debt...............................  $   212,302   $     1,189    $   93,030    $              $   306,521
  Accounts payable:
    Trade..............................          697        56,723        37,517                        94,937
    Affiliates.........................           29         4,463            --                         4,492
  Other current liabilities............       21,001        84,759        15,122                       120,882
                                         -----------   -----------    ----------                   -----------
         Total current liabilities.....      234,029       147,134       145,669                       526,832
                                         -----------   -----------    ----------                   -----------
Long-term debt, less current
  maturities...........................    1,676,933           830       190,981                     1,868,744
Other noncurrent liabilities...........           --       189,325        43,136                       232,461
Deferred income taxes..................           --            --        64,200                        64,200
Stockholders' equity:
  Partners' capital....................           --            --            22            (22)            --
  Common stock.........................          934             1            76             (3)         1,008
  Additional paid-in capital...........    2,143,214     2,022,076       589,511     (2,406,805)     2,347,996
  Treasury stock, at cost..............      (10,388)           --            --                       (10,388)
  Retained deficit.....................   (1,551,526)   (1,842,973)     (281,312)     2,123,369     (1,552,442)
  Cumulative translation adjustment....           --            --         2,903                         2,903
                                         -----------   -----------    ----------                   -----------
         Total stockholders' equity....      582,234       179,104       311,200                       789,077
                                         -----------   -----------    ----------                   -----------
Commitments and contingencies..........  $ 2,493,196   $   516,393    $  755,186                   $ 3,481,314
                                         ===========   ===========    ==========                   ===========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                          CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                     ASSETS

                                            PIONEER
                                            NATURAL
                                           RESOURCES                      NON-
                                            COMPANY       PIONEER      GUARANTOR                       THE
                                            (PARENT)        USA       SUBSIDIARIES   ELIMINATIONS    COMPANY
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents..............  $       41   $    49,033    $   22,639     $             $   71,713
  Accounts receivable, trade.............           5       138,569        53,358                      191,932
  Affiliate receivables..................   2,088,082    (1,673,443)     (414,639)                          --
  Inventories............................          --        11,677         1,899                       13,576
  Deferred income taxes..................      16,700            --           200                       16,900
  Other current assets...................          --        10,988         3,079                       14,067
                                           ----------   -----------    ----------                   ----------
         Total current assets............   2,104,828    (1,463,176)     (333,464)                     308,188
                                           ----------   -----------    ----------                   ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
    Proved properties....................          --     2,453,750     1,122,221                    3,575,971
    Unproved properties..................          --        98,664       446,410                      545,074
  Accumulated depletion, depreciation and
    amortization.........................          --      (504,628)     (100,575)                    (605,203)
                                           ----------   -----------    ----------                   ----------
                                                   --     2,047,786     1,468,056                    3,515,842
                                           ----------   -----------    ----------                   ----------
Deferred income taxes....................     206,400            --            --                      206,400
Other property and equipment, net........          --        26,096        17,921                       44,017
Other assets, net........................       4,705        68,715        28,098        (22,975)       78,543
Investment in subsidiaries...............     645,113       284,046            --       (929,159)           --
                                           ----------   -----------    ----------                   ----------
                                           $2,961,046   $   963,467    $1,180,611                   $4,152,990
                                           ==========   ===========    ==========                   ==========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt...  $       --   $       538    $   28,228     $  (22,975)   $    5,791
  Accounts payable:
    Trade................................         663       113,432        62,602                      176,697
    Affiliates...........................          90         9,904            --                        9,994
  Other current liabilities..............       5,771        61,648         1,651                       69,070
                                           ----------   -----------    ----------                   ----------
         Total current liabilities.......       6,524       185,522        92,481                      261,552
                                           ----------   -----------    ----------                   ----------
Long-term debt, less current
  maturities.............................   1,700,500           565       242,653                    1,943,718
Other noncurrent liabilities.............          --       140,668        39,607                      180,275
Deferred income taxes....................      (9,853)           --       228,453                      218,600
Stockholders' equity:
  Partners' capital......................          --            --           401           (401)           --
  Common stock...........................         901             1           110             (2)        1,010
  Additional paid-in capital.............   2,058,935     2,049,072       739,518     (2,487,533)    2,359,992
  Treasury stock, at cost................         (21)           --            --                          (21)
  Unearned compensation..................          --       (16,196)           --                      (16,196)
  Retained deficit.......................    (795,940)   (1,396,165)     (162,612)     1,558,777      (795,940)
                                           ----------   -----------    ----------                   ----------
         Total stockholders' equity......   1,263,875       636,712       577,417                    1,548,845
                                           ----------   -----------    ----------                   ----------
Commitments and contingencies............  $2,961,046   $   963,467    $1,180,611                   $4,152,990
                                           ==========   ===========    ==========                   ==========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                          PIONEER
                                          NATURAL
                                         RESOURCES                   NON-       CONSOLIDATED
                                          COMPANY     PIONEER     GUARANTOR        INCOME                        THE
                                         (PARENT)       USA      SUBSIDIARIES   TAX BENEFIT    ELIMINATIONS    COMPANY
                                         ---------   ---------   ------------   ------------   ------------   ----------
Revenue
  Oil and gas..........................  $     --    $ 523,736    $ 187,756      $              $             $  711,492
  Interest and other...................        38        7,937        2,477                                       10,452
  Loss on disposition of assets, net...        --         (477)          32                                         (445)
                                         ---------   ---------    ---------                                   ----------
                                               38      531,196      190,265                                      721,499
                                         ---------   ---------    ---------                                   ----------
Costs and expenses:
  Oil and gas production...............        --      164,964       58,587                                      223,551
  Depletion, depreciation and
    amortization.......................        --      225,127      112,181                                      337,308
  Impairment of oil and gas
    properties.........................        --      237,529      221,990                                      459,519
  Exploration and abandonments.........        --       71,851       50,007                                      121,858
  General and administrative...........     2,042       57,158       13,800                                       73,000
  Reorganization.......................        --       31,756        1,443                                       33,199
  Interest.............................   (54,237)     159,863       58,659                                      164,285
  Equity loss from subsidiary..........   675,142        4,358           --                      (679,500)            --
  Other................................       722       22,732       16,151                                       39,605
                                         ---------   ---------    ---------                                   ----------
                                          623,669      975,338      532,818                                    1,452,325
                                         ---------   ---------    ---------                                   ----------
Loss before income taxes...............  (623,631)    (444,142)    (342,553)                                    (730,826)
Income tax provision...................        --         (174)     107,369       (122,795)                      (15,600)
                                         ---------   ---------    ---------                                   ----------
    Net loss...........................  $(623,631)  $(444,316)   $(235,184)                                  $ (746,426)
                                         =========   =========    =========                                   ==========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                     CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                       PIONEER
                                       NATURAL
                                      RESOURCES                      NON-       CONSOLIDATED
                                       COMPANY       PIONEER      GUARANTOR        INCOME                         THE
                                      (PARENT)         USA       SUBSIDIARIES   TAX BENEFIT    ELIMINATIONS     COMPANY
                                     -----------   -----------   ------------   ------------   ------------   -----------
Revenue
  Oil and gas......................  $        --   $   453,771    $  83,011       $            $              $   536,782
  Interest and other...............           --         5,357          873                         (1,952)         4,278
  Gain on disposition of assets,
    net............................           --         6,062         (402)                          (691)         4,969
                                     -----------   -----------    ---------                                   -----------
                                              --       465,190       83,482                                       546,029
                                     -----------   -----------    ---------                                   -----------
Costs and expenses:
  Oil and gas production...........           --       128,644       15,526                                       144,170
  Depletion, depreciation and
    amortization...................           --       166,495       45,940                                       212,435
  Impairment of oil and gas
    properties.....................           --     1,220,920      135,470                                     1,356,390
  Exploration and abandonments.....           --        67,679        9,481                                        77,160
  General and administrative.......          613        44,766        3,384                                        48,763
  Interest.........................        5,910        67,969        5,623                         (1,952)        77,550
  Equity loss from subsidiary......    1,407,844       124,874           --                     (1,532,718)            --
  Other............................           --         7,065           59                                         7,124
                                     -----------   -----------    ---------                                   -----------
                                       1,414,367     1,828,412      215,483                                     1,923,592
                                     -----------   -----------    ---------                                   -----------
Loss before income taxes and
  extraordinary item...............   (1,414,367)   (1,363,222)    (132,001)                                   (1,377,563)
Income tax benefit.................           --            --           --        500,300                        500,300
                                     -----------   -----------    ---------                                   -----------
Loss before extraordinary item.....   (1,414,367)   (1,363,222)    (132,001)                                     (877,263)
Extraordinary item -- loss on early
  extinguishment of debt net of
  tax..............................           --       (13,408)          --                                       (13,408)
                                     -----------   -----------    ---------                                   -----------
    Net loss.......................  $(1,414,367)  $(1,376,630)   $(132,001)                                  $  (890,671)
                                     ===========   ===========    =========                                   ===========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                            PIONEER
                                            NATURAL
                                           RESOURCES                   NON-       CONSOLIDATED
                                            COMPANY     PIONEER     GUARANTOR      INCOME TAX                      THE
                                           (PARENT)       USA      SUBSIDIARIES    PROVISION     ELIMINATIONS    COMPANY
                                           ---------   ---------   ------------   ------------   ------------   ---------
Cash flows from operating activities:
  Net loss...............................  $(623,631)  $(444,316)   $(235,184)     $(122,795)     $ 679,500     $(746,426)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
    Depletion, depreciation and
      amortization.......................        --      225,127      112,181             --                      337,308
    Impairment of oil and gas
      properties.........................        --      237,529      221,990             --                      459,519
    Exploration expenses, including dry
      holes..............................        --       53,903       38,408             --             --        92,311
    Deferred income taxes................        --          174     (107,369)       125,795                       18,600
    (Gain) loss on disposition of assets,
      net................................        --          477          (32)            --                          445
    Other noncash items..................   685,032       44,181       16,587             --       (679,500)       66,300
Changes in working capital...............  (212,716)     196,284      105,451         (3,000)                      86,019
                                           ---------   ---------    ---------      ---------                    ---------
        Net cash provided by (used in)
          operating activities...........  (151,315)     313,359      152,032             --                      314,076
                                           ---------   ---------    ---------      ---------                    ---------
Cash flows from investing activities:
  Proceeds from disposition of assets....        --       13,791        8,085             --                       21,876
  Additions to oil and gas properties....        --     (309,639)    (197,698)            --                     (507,337)
  Other property additions, net..........        --      (15,862)     (15,684)            --                      (31,546)
                                           ---------   ---------    ---------      ---------                    ---------
        Net cash used in investing
          activities.....................        --     (311,710)    (205,297)            --                     (517,007)
                                           ---------   ---------    ---------      ---------                    ---------
Cash flows from financing activities:
  Borrowings under long-term debt........   886,008           --       61,172             --                      947,180
  Principal payments on long-term debt...  (704,857)      (1,326)      (5,341)            --                     (711,524)
  Payment of noncurrent liabilities......        --      (11,424)      (5,667)            --                      (17,091)
  Dividends..............................    (9,160)          --         (916)            --                      (10,076)
  Purchase of treasury stock.............   (10,367)          --           --             --                      (10,367)
  Deferred loan fees/issuance costs......    (7,189)          --           --             --                       (7,189)
                                           ---------   ---------    ---------      ---------                    ---------
        Net cash provided by (used in)
          financing activities...........   154,435      (12,750)      49,248             --                      190,933
                                           ---------   ---------    ---------      ---------                    ---------
Net increase (decrease) in cash and cash
  equivalents............................     3,120      (11,101)      (4,017)            --                      (11,998)
Effect of exchange rate changes on cash
  and cash equivalents...................        --           --         (494)            --                         (494)
Cash and cash equivalents, beginning of
  period.................................        41       49,033       22,639             --                       71,713
                                           ---------   ---------    ---------      ---------                    ---------
Cash and cash equivalents, end of
  period.................................  $  3,161    $  37,932    $  18,128      $      --                    $  59,221
                                           =========   =========    =========      =========                    =========

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

CAPITALIZED COSTS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Oil and Gas Properties:
  Proved....................................................  $3,621,630    $3,575,971
  Unproved..................................................     342,589       545,074
                                                              ----------    ----------
                                                               3,964,219     4,121,045
  Less accumulated depletion................................    (930,111)     (605,203)
                                                              ----------    ----------
  Net capitalized costs for oil and gas properties..........  $3,034,108    $3,515,842
                                                              ==========    ==========

COSTS INCURRED FOR OIL AND GAS PRODUCING ACTIVITIES

                                            PROPERTY
                                        ACQUISITION COST                                     TOTAL
                                    ------------------------   EXPLORATION   DEVELOPMENT     COSTS
                                      PROVED     UNPROVED(a)      COSTS         COSTS       INCURRED
                                    ----------   -----------   -----------   -----------   ----------
                                                             (IN THOUSANDS)
Year ended December 31, 1998:
  United States...................  $   19,658    $ 34,092      $ 62,747      $213,943     $  330,440
  Argentina.......................       4,504      67,010        22,521        39,049        133,084
  Canada..........................       1,185     (93,349)       21,871        47,550        (22,743)
  Other foreign(b)................        (136)         --        21,706           412         21,982
                                    ----------    --------      --------      --------     ----------
          Total costs incurred....  $   25,211    $  7,753      $128,845      $300,954     $  462,763
                                    ==========    ========      ========      ========     ==========
Year ended December 31, 1997:
  United States...................  $2,623,993    $ 91,373      $ 88,710      $243,119     $3,047,195
  Argentina.......................     430,607     252,343         1,822         3,927        688,699
  Canada..........................     287,787     194,067            --            --        481,854
  Other foreign(c)................          --         332         5,442            --          5,774
                                    ----------    --------      --------      --------     ----------
          Total costs incurred....  $3,342,387    $538,115      $ 95,974      $247,046     $4,223,522
                                    ==========    ========      ========      ========     ==========
Year ended December 31, 1996:
  United States...................  $   15,699    $  5,255      $ 31,568      $168,553     $  221,075
  Foreign(d)......................          18          --         7,240         4,659         11,917
                                    ----------    --------      --------      --------     ----------
          Total costs incurred....  $   15,717    $  5,255      $ 38,808      $173,212     $  232,992
                                    ==========    ========      ========      ========     ==========

---------------

(a) Includes 1998 Chauvco purchase price adjustments of $59.9 million for Argentina and $(99.4) million for Canada.

(b)  Primarily relates to the drilling of five wells in South Africa.

(c)  Primarily relates to an unsuccessful well in Guatemala.

(d) Includes $7.4 million of expenditures related to the Company's Australian properties prior to their sale in 1996. The remainder relates to the Company's interests in Argentine properties.

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS

     Information about the Company's results of operations for oil and gas producing operations is presented in accordance with SFAS 69 and SFAS 131 in Note P to the accompanying Notes to Consolidated Financial Statements.

RESERVE QUANTITY INFORMATION

     The estimates of the Company's proved oil and gas reserves, which are located principally in the United States, Argentina and Canada are prepared by the Company's engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates for 1998, 1997 and 1996 utilize respective oil prices of $10.09, $16.89 and $24.55 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs), and gas prices of $1.64, $2.06 and $3.97 per Mcf (reflecting adjustments for BTU content, gathering and transportation costs and gas processing and shrinkage). The reserve estimates for 1998 and 1997 utilize respective NGL prices of $6.81 and $12.79 per Bbl.

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

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OIL AND GAS PRODUCING ACTIVITIES

                                                1998                            1997                            1996
                                   ------------------------------   -----------------------------   ----------------------------
                                     OIL                              OIL                             OIL
                                   & NGLS       GAS                 & NGLS       GAS                & NGLS      GAS
                                   (MBbls)    (MMcf)       MBOE     (MBBls)    (MMcf)      MBOE     (MBbls)    (MMCF)     MBOE
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
TOTAL PROVED RESERVES:
UNITED STATES
Balance, January 1...............  329,316   1,719,130    615,838   162,836     828,268   300,881   134,891   778,609    264,659
Revisions of previous
  estimates......................  (34,211)    (32,113)   (39,563)   70,063    (100,755)   53,271    42,614   151,095     67,797
Purchases of minerals in place...       --          --         --   121,286   1,147,921   312,606       300    11,494      2,216
New discoveries and extensions...      183       3,438        756     1,109       7,659     2,385       760    17,607      3,694
Production.......................  (25,327)   (137,741)   (48,284)  (17,737)   (104,868)  (35,215)  (10,872)  (73,924)   (23,193)
Sales of minerals-in-place.......     (323)     (7,070)    (1,501)   (8,241)    (59,095)  (18,090)   (4,857)  (56,613)   (14,292)
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
Balance, December 31.............  269,638   1,545,644    527,246   329,316   1,719,130   615,838   162,836   828,268    300,881
CANADA
Balance, January 1...............   22,796     207,868     57,441        --          --        --        --        --         --
Revisions of previous
  estimates......................   (6,905)     60,247      3,135        --          --        --        --        --         --
Purchases of minerals-in-place...        2          --          2    22,796     207,868    57,441        --        --         --
New discoveries and extensions...      261       5,951      1,253        --          --        --        --        --         --
Production.......................   (3,596)    (19,371)    (6,824)       --          --        --        --        --         --
Sales of minerals-in-place.......     (111)     (5,465)    (1,022)       --          --        --        --        --         --
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
Balance, December 31.............   12,447     249,230     53,985    22,796     207,868    57,441        --        --         --
AUSTRALIA
Balance, January 1...............       --          --         --        --          --        --    12,443   118,297     32,159
Revisions of previous
  estimates......................       --          --         --        --          --        --        --        --         --
Purchases of minerals-in-place...       --          --         --        --          --        --        --        --         --
New discoveries and extensions...       --          --         --        --          --        --        --        --         --
Production.......................       --          --         --        --          --        --      (349)   (1,927)      (669)
Sales of minerals-in-place.......       --          --         --        --          --        --   (12,094)  (116,370)  (31,490)
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
Balance, December 31.............       --          --         --        --          --        --        --        --         --
ARGENTINA
Balance, January 1...............   31,612     340,392     88,344     1,105       1,108     1,290        --        --         --
Revisions of previous
  estimates......................   (7,615)     76,843      5,192      (259)     (1,108)     (444)       --        --         --
Purchases of minerals-in-place...       --          --         --    30,914     340,392    87,646        --        --         --
New discoveries and extensions...    3,522      37,900      9,839        --          --        --     1,159     1,108      1,344
Production.......................   (3,300)    (26,801)    (7,767)     (148)         --      (148)      (54)       --        (54)
Sales of minerals-in-place.......       --          --         --        --          --        --        --        --         --
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
Balance, December 31.............   24,219     428,334     95,608    31,612     340,392    88,344     1,105     1,108      1,290
TOTAL
Balance, January 1...............  383,724   2,267,390    761,623   163,941     829,376   302,171   147,334   896,906    296,818
Revisions of previous
  estimates......................  (48,731)    104,977    (31,236)   69,804    (101,863)   52,827    42,614   151,095     67,797
Purchases of minerals-in-place...        2          --          2   174,996   1,696,181   457,693       300    11,494      2,216
New discoveries and extensions...    3,966      47,289     11,848     1,109       7,659     2,385     1,919    18,715      5,038
Production.......................  (32,223)   (183,913)   (62,875)  (17,885)   (104,868)  (35,363)  (11,275)  (75,851)   (23,916)
Sales of minerals-in-place.......     (434)    (12,535)    (2,523)   (8,241)    (59,095)  (18,090)  (16,951)  (172,983)  (45,782)
                                   -------   ---------   --------   -------   ---------   -------   -------   --------   -------
Balance, December 31.............  306,304   2,223,208    676,839   383,724   2,267,390   761,623   163,941   829,376    302,171
                                   =======   =========   ========   =======   =========   =======   =======   ========   =======
PROVED DEVELOPED RESERVES:
  January 1......................  329,920   1,956,658    656,030   126,370     660,174   236,399   108,920   646,066    216,598
                                   =======   =========   ========   =======   =========   =======   =======   ========   =======
  December 31....................  274,953   2,001,775    608,582   329,920   1,956,658   656,030   126,370   660,174    236,399
                                   =======   =========   ========   =======   =========   =======   =======   ========   =======

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1997          1996
                                                        -----------   -----------   -----------
                                                                    (IN THOUSANDS)
UNITED STATES
Oil and gas producing activities:
  Future cash inflows.................................  $ 5,050,473   $ 8,936,044   $ 7,280,710
  Future production costs.............................   (2,281,406)   (3,185,357)   (2,325,274)
  Future development costs............................     (227,727)     (325,659)     (196,410)
  Future income tax expense...........................           --      (860,632)   (1,385,399)
                                                        -----------   -----------   -----------
                                                          2,541,340     4,564,396     3,373,627
  10% annual discount factor..........................   (1,314,471)   (2,067,371)   (1,574,103)
                                                        -----------   -----------   -----------
  Standardized measure of discounted future net cash
     flows............................................  $ 1,226,869   $ 2,497,025   $ 1,799,524
                                                        ===========   ===========   ===========
ARGENTINA
Oil and gas producing activities:
  Future cash inflows.................................  $   686,911   $   912,688   $    28,211
  Future production costs.............................     (196,446)     (168,105)       (8,099)
  Future development costs............................      (45,710)     (137,060)       (4,456)
  Future income tax expense...........................           --       (60,069)           --
                                                        -----------   -----------   -----------
                                                            444,755       547,454        15,656
  10% annual discount factor..........................     (211,956)     (201,732)       (7,615)
                                                        -----------   -----------   -----------
  Standardized measure of discounted future net cash
     flows............................................  $   232,799   $   345,722   $     8,041
                                                        ===========   ===========   ===========
CANADA
Oil and gas producing activities:
  Future cash inflows.................................  $   526,844   $   662,104   $        --
  Future production costs.............................     (163,414)     (223,325)           --
  Future development costs............................      (49,380)      (48,323)           --
  Future income tax expense...........................      (30,797)      (79,044)           --
                                                        -----------   -----------   -----------
                                                            283,253       311,412            --
  10% annual discount factor..........................      (94,113)     (102,395)           --
                                                        -----------   -----------   -----------
  Standardized measure of discounted future net cash
     flows............................................  $   189,140   $   209,017   $        --
                                                        ===========   ===========   ===========
TOTAL
Oil and gas producing activities:
  Future cash inflows.................................  $ 6,264,228   $10,510,836   $ 7,308,921
  Future production costs.............................   (2,641,266)   (3,576,787)   (2,333,373)
  Future development costs............................     (322,817)     (511,042)     (200,866)
  Future income tax expense...........................      (30,797)     (999,745)   (1,385,399)
                                                        -----------   -----------   -----------
                                                          3,269,348     5,423,262     3,389,283
  10% annual discount factor..........................   (1,620,540)   (2,371,498)   (1,581,718)
                                                        -----------   -----------   -----------
  Standardized measure of discounted future net cash
     flows............................................  $ 1,648,808   $ 3,051,764   $ 1,807,565
                                                        ===========   ===========   ===========

                       PIONEER NATURAL RESOURCES COMPANY

                      UNAUDITED SUPPLEMENTARY INFORMATION
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OIL AND GAS PRODUCING ACTIVITIES

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         -----------   -----------   ----------
                                                                     (IN THOUSANDS)
Oil and gas sales, net of production costs............   $  (487,942)  $  (392,612)  $ (286,597)
Net changes in prices and production costs............    (1,281,944)   (1,034,678)     866,196
Extensions and discoveries............................        44,018        19,993       53,314
Sales of minerals-in-place............................       (12,748)     (126,879)    (185,859)
Purchases of minerals-in-place........................             3     1,880,570       20,606
Revisions of estimated future development costs.......        (2,777)      (15,158)     (73,587)
Revisions of previous quantity estimates..............       (68,086)      240,375      569,529
Accretion of discount.................................       307,567       234,537      123,174
Changes in production rates, timing and other.........        75,045       (99,753)    (106,896)
                                                         -----------   -----------   ----------
Change in present value of future net reserves........    (1,426,864)      706,395      979,880
Net change in present value of future income taxes....        23,908       537,804     (376,104)
                                                         -----------   -----------   ----------
                                                          (1,402,956)    1,244,199      603,776
Balance, beginning of year............................     3,051,764     1,807,565    1,203,789
                                                         -----------   -----------   ----------
Balance, end of year..................................   $ 1,648,808   $ 3,051,764   $1,807,565
                                                         ===========   ===========   ==========

SELECTED QUARTERLY FINANCIAL RESULTS

                                                                     QUARTER
                                                   -------------------------------------------
                                                    FIRST      SECOND     THIRD       FOURTH
                                                   --------   --------   --------   ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
1998
  Operating revenues.............................  $197,369   $183,647   $173,462   $  157,014
  Total revenues.................................  $198,557   $185,107   $178,869   $  158,966
  Costs and expenses.............................  $238,801   $235,616   $247,071   $  730,837
  Net loss.......................................  $(26,844)  $(32,809)  $(43,902)  $ (642,871)
  Net loss per share.............................  $   (.27)  $   (.33)  $   (.44)  $    (6.41)
1997
  Operating revenues.............................  $103,779   $ 94,847   $150,354   $  187,802
  Total revenues.................................  $106,707   $ 97,389   $151,278   $  190,655
  Costs and expenses.............................  $ 77,994   $ 85,576   $168,326   $1,591,696
  Income (loss) before extraordinary item........  $ 18,613   $  7,413   $(11,048)  $ (892,241)
  Net income (loss)..............................  $ 18,613   $  7,413   $(12,566)  $ (904,131)
  Income (loss) before extraordinary item per
     share.......................................  $    .53   $    .21   $   (.18)  $   (11.43)
  Net income (loss) per share....................  $    .53   $    .21   $   (.21)  $   (11.58)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     At a meeting held on December 5, 1997, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1998 to replace the firm of KPMG LLP, who were dismissed as auditors of the Company after completing the audit of the Company for the fiscal year ending December 31, 1997. The audit committee of the Board of Directors approved the change in auditors on December 5, 1997, subject to ratification by the Company's stockholders.

     The reports of KPMG LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1997 and 1996, there were no disagreements with KPMG LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of KPMG LLP would have caused KPMG LLP to make reference to the matter in their report.

     The Company received from KPMG LLP a letter addressed to the Securities and Exchange Commission stating that KPMG LLP agrees with the above statements. A copy of the letter was included as Exhibit 16.1 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, and positions of the Company's directors and executive officers as of February 26, 1999.

NAME                                      AGE                         POSITION
----                                      ---                         --------
I. Jon Brumley..........................  60          Chairman of the Board of Directors and
                                                        Director
Scott D. Sheffield......................  46          President, Chief Executive Officer and
                                                        Director
Timothy L. Dove.........................  42          Executive Vice President -- Business
                                                        Development
Dennis E. Fagerstone....................  50          Executive Vice President
Lon C. Kile.............................  43          Executive Vice President
M. Garrett Smith........................  37          Executive Vice President and Chief
                                                      Financial Officer
Mark L. Withrow.........................  51          Executive Vice President, General
                                                      Counsel and Secretary
James R. Baroffio.......................  67          Director
R. Hartwell Gardner.....................  64          Director
Kenneth A. Hersh........................  36          Director
James L. Houghton.......................  68          Director
Jerry P. Jones..........................  67          Director
Richard E. Rainwater....................  54          Director
Charles E. Ramsey, Jr...................  62          Director

NAME                                      AGE                         POSITION
----                                      ---                         --------
Philip B. Smith.........................  47          Director
Robert L. Stillwell.....................  62          Director

     The Company has classified its Board of Directors into three classes. Directors in each class are elected to serve for three-year terms and until their successors are elected and qualified. Each year, the directors of one class stand for re-election as their terms of office expire. Messrs. Baroffio, Hersh, Sheffield and Stillwell are designated as Class II directors, and their terms of office expire at the Annual Meeting. Messrs. Gardner, Houghton and Philip Smith are designated as Class I directors, and their terms of office expire at the annual meeting of stockholders in 2001. Messrs. Brumley, Jones, Rainwater and Ramsey are designated as Class III directors, and their terms of office expire at the annual meeting of stockholders in 2000. Effective March 18, 1999, Mr. Jones resigned as a Class II director and was re-appointed as a Class III director. Since the last annual meeting of stockholders, three directors of the Company, T. Boone Pickens, Arthur L. Smith and Guy J. Turcotte, voluntarily resigned as directors of the Company. None of such resignations was the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices.

     Members of the current Board of Directors (other than Mr. Baroffio) were appointed under the terms of the merger agreement between Parker & Parsley and Mesa. Mr. Baroffio became a director in December 1997 under the terms of the combination agreement between the Company and Chauvco.

     Executive officers serve at the discretion of the Board of Directors.

     Set forth below is biographical information about each of the Company's directors and executive officers.

     I. Jon Brumley. Mr. Brumley, a graduate of the University of Texas with a B.A. and of the Wharton School of Finance and Commerce with an M.B.A., has served as Chairman of the Board of Directors of the Company since August 1997. Mr. Brumley was also an employee of the Company from August 1997 until May 1998. Mr. Brumley currently serves as Chairman of the Board of Directors of Encore Acquisition Partners Inc., an independent oil and gas company that he founded in April 1998. Mr. Brumley served as Chairman of the Board of Directors and Chief Executive Officer of Mesa from August 1996 until August 1997. He also co-founded Cross Timbers Oil Company and served as its Chairman of the Board from 1986 to mid-1996. Mr. Brumley served as President and Chief Executive Officer of Southland Royalty Company from 1974 until 1985.

     Scott D. Sheffield. Mr. Sheffield, a graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and Chief Executive Officer of the Company since August 1997. He was the President and a director of Parker & Parsley since May 1990 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley since October 1990. Mr. Sheffield was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President -- Engineering of PPDC from September 1981 until April 1985, when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

     Timothy L. Dove. Mr. Dove became Executive Vice President -- Business Development of the Company in August 1997. Mr. Dove joined Parker & Parsley in May 1994 as Vice President -- International and was promoted to Senior Vice President -- Business Development in October 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining, and planning and development. Mr. Dove earned a Bachelor of Science degree in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

     Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of the Company in August 1997. Mr. Fagerstone served as Executive Vice President and Chief Operating Officer of Mesa from March 1997, until August 1997. Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa from October 1996 to February 1997, and served as Vice President -- Exploration and Production of Mesa from May 1991 to October 1996. Mr. Fagerstone served as Vice President -- Operations of Mesa from June 1988 until May 1991.

     Lon C. Kile. Mr. Kile, a graduate of Oklahoma State University with a Bachelor of Business Administration degree in Accounting, became Executive Vice President of the Company in August 1997. Mr. Kile joined Parker & Parsley in 1985 and was promoted to Senior Vice President -- Investor Relations in October 1996. Previously, he was Vice President and Manager of the Mid-Continent Division. Prior to that he held the positions of Vice President -- Equity Finance & Analysis and Vice President -- Marketing and Program Administration. Before joining Parker & Parsley, he was employed as Supervisor -- Senior, Audit, in charge of Parker & Parsley's audit, with Arthur & Young.

     M. Garrett Smith. Mr. Smith, a graduate of the University of Texas with a Bachelor of Science degree in Electrical Engineering and Southern Methodist University with an M.B.A., became Executive Vice President and Chief Financial Officer of the Company in December 1997. Prior to that he was Senior Vice President -- Finance of the Company since August 1997. Mr. Smith served as Vice President -- Corporate Acquisitions of Mesa from January 1997 until August 1997. From October 1996 to December 1996, Mr. Smith served as Vice President
 -- Finance of Mesa and from 1994 to 1996, he served as Director of Financial Planning of Mesa. Mr. Smith was employed by BTC Partners, Inc. (a former financial advisor to Mesa) from 1989 to 1994.

     Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, has been the Executive Vice President, General Counsel and Secretary of the Company since August 1997. He served as Vice President -- General Counsel of Parker & Parsley from February 1991 until January 1995, and served as Senior Vice President, General Counsel of Parker & Parsley from January 1995 until August 1997. He was Parker & Parsley's Secretary from August 1992 until August 1997. Mr. Withrow joined PPDC in January 1991. Before joining PPDC, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

     James R. Baroffio. Dr. Baroffio received a B.A. in Geology at the College of Wooster, Ohio, an M.S. in Geology at Ohio State University, and a Ph.D. in Geology at the University of Illinois. Before becoming a director of the Company in December 1997, Dr. Baroffio enjoyed a long career with Standard Oil Company of California, the predecessor of Chevron Corporation, eventually retiring as President of Chevron Canada Resources in 1994. Dr. Baroffio was President-elect of the Colorado Petroleum Association, a member of the Board of Directors of the Rocky Mountain Oil & Gas Association, and Chairman of the U.S. National Committee of the World Petroleum Congress. His community leadership positions included membership on the Board of Directors of Glenbow Museum and the Nature Conservancy of Canada, as well as serving as President of the Alberta Nature Conservancy.

     R. Hartwell Gardner. Mr. Gardner became a director of the Company in August 1997. He served as a director of Parker & Parsley from November 1995 until August 1997. Mr. Gardner graduated from Colgate University with a Bachelor of Arts degree in Economics and then earned an M.B.A. from Harvard University. Until October 1, 1995, Mr. Gardner was the Treasurer of Mobil Oil Corporation and Mobil Corporation from 1974 and 1976, respectively. Mr. Gardner is a member of the Financial Executives Institute of which he served as Chairman in 1986/1987 and is a Director of Oil Investment Corporation Ltd. and Oil Casualty Investment Corporation Ltd., Pembroke, Bermuda.

     Kenneth A. Hersh. Mr. Hersh, who became a director of the Company in August 1997, has been a Managing Director of Natural Gas Partners ("NGP") since 1989. NGP is a family of investment funds organized to make equity investments in oil and gas companies. Previously, he was employed by the investment banking division of Morgan Stanley & Co. Incorporated where he was a member of the firm's energy group specializing in oil and gas financing and acquisition transactions. Mr. Hersh is a director of HS Resources, Inc., Petroglyph Energy, Inc., Titan Exploration, Inc. and Vista Energy Resources, Inc.

Mr. Hersh earned his M.B.A. from the Stanford University Graduate School of Business, and his undergraduate degree from Princeton University.

     James L. Houghton. Mr. Houghton is a certified public accountant and a graduate of Kansas University with a Bachelor of Science degree in Accounting, as well as a Bachelor of Laws degree. Mr. Houghton has served as a director of the Company since August 1997, and as a director of Parker & Parsley from October 1991 until August 1997. Until October 1, 1991, Mr. Houghton was the lead oil and gas tax specialist for the accounting firm of Ernst & Young, was a member of Ernst & Young's National Energy Group, and had served as its Southwest Regional Director of Tax. Mr. Houghton is a member of the American Institute of Certified Public Accountants, a member of the Oklahoma Society of Certified Public Accountants and a former Chairman of its Federal and Oklahoma Taxation Committee and past President of the Oklahoma Institute on Taxation. He has also served as a Director for the Independent Petroleum Association of America and as a member of its Tax Committee.

     Jerry P. Jones. Mr. Jones earned a Bachelor of Science degree from West Texas State College in 1953 and a Bachelor of Law degree from the University of Texas School of Law in 1959. Mr. Jones has served as a director of the Company since August 1997, and as a director of Parker & Parsley from May 1991 until August 1997. Mr. Jones has been an attorney with the law firm of Thompson & Knight, P.C., Dallas, Texas, since September 1959 and was a shareholder in that firm until January 1998, when he retired and became of counsel to the firm. Mr. Jones specialized in civil litigation, especially in the area of energy disputes.

     Richard E. Rainwater. Mr. Rainwater, a graduate of the University of Texas with a B.A. and the Stanford University Graduate School of Business with an M.B.A., became a director of the Company in August 1997. He served as a director of Mesa from July 1996 until August 1997. Since 1986, Mr. Rainwater has been an independent investor and the sole shareholder and Chairman of Rainwater, Inc. Mr. Rainwater was the founder of Crescent Real Estate Equities, Inc. in 1994, and since that time has served as its Chairman of the Board. He was the co-founder of Mid Ocean Limited in 1991, the founder of Columbia Hospital Corporation (predecessor to Columbia/HCA Healthcare Corporation) in 1987, and the founder of ENSCO International, Inc. in 1986. From 1970 until 1986, Mr. Rainwater served as the Chief Investment Advisor to the Bass Family of Texas.

     Charles E. Ramsey, Jr. Mr. Ramsey is a graduate of the Colorado School of Mines with a Petroleum Engineering degree and a graduate of the Smaller Company Management program at the Harvard Graduate School of Business Administration. Mr. Ramsey has served as a director of the Company since August 1997. Mr. Ramsey served as a director of Parker & Parsley from October 1991 until August 1997. Since October 1991, he has operated an independent management and financial consulting firm. From June 1958 until June 1986, Mr. Ramsey held various engineering and management positions in the oil and gas industry and, for six years before October 1991, was a Senior Vice President in the Corporate Finance Department of Dean Witter Reynolds Inc. (Dallas, Texas office). His industry experience includes 12 years of senior management experience in the positions of President, Chief Executive Officer and Executive Vice President of May Petroleum Inc. Mr. Ramsey is also a former director of MBank Dallas, the Dallas Petroleum Club and Lear Petroleum Corporation.

     Philip B. Smith. Mr. Smith, a graduate of Oklahoma State University with a B.S. in mechanical engineering and the University of Tulsa with an M.B.A., has served as a director of the Company since August 1997. He served as a director of Mesa from July 1996 until August 1997. In 1996, Mr. Smith founded PRIZE Petroleum, L.L.C., an owner of Sunterra Petroleum, L.L.C. From 1991 until 1996, Mr. Smith served as President, Chief Executive Officer and a director of Tide West Oil Company. From 1986 until 1991, he served as Senior Vice President of Mega Natural Gas Company, and from 1980 until 1986 he held executive positions with two small exploration and production companies. From 1976 until 1980, Mr. Smith held various positions with Samson Resources Company, and from 1974 until 1976 he was a production engineer with Texaco Inc. Mr. Smith is a director of HS Resources, Inc.

     Robert L. Stillwell. Mr. Stillwell, a graduate of the University of Texas with a B.B.A. and the University of Texas School of Law with a J.D., has served as a director of the Company since August 1997. He served as a director of Mesa from January 1992 until August 1997, as a member of the Advisory Committee of Mesa,

L.P., a predecessor of Mesa, from December 1985 until December 1991, and as a director of Mesa in its original corporate form from 1968 until January 1987. Mr. Stillwell has been a partner in the law firm of Baker & Botts, L.L.P., for more than five years.

     In addition to the directors of the Company, Edward O. Vetter and John S. Herrington will serve as Senior Advisors to the Board of Directors until May 31, 1999. Each of Messrs. Vetter and Herrington receives an annual fee of $20,000 cash for his services as Senior Advisor.

     Mr. Vetter, a graduate of the Massachusetts Institute of Technology, served as a director of Parker & Parsley from February 1992 until August 1997, and has in the past served as director of AMR Corporation, American Airlines, Inc., Cabot Corporation, The Western Company of North America and Champion International Corporation. Since 1977, Mr. Vetter has been President of Edward
O. Vetter & Associates, a management consulting firm in Dallas, Texas. Mr. Vetter was the Energy Advisor to the Governor of Texas from 1979 to 1983, was chairman of the Texas Department of Commerce from 1987 to 1991, and was a Presidential appointee to the U.S. Competitiveness Policy Council. He is a life trustee of the Massachusetts Institute of Technology and a former member of the National Petroleum Council.

     Mr. Herrington, a graduate of Stanford University with a B.A. in Economics, and the University of California Hastings College of Law with a J.D. and L.L.B., was a director of the Company from August 1997 until May 1998. He served as a director of Mesa from January 1992 until August 1997. Since December 1991, Mr. Herrington has been involved in personal investments and real estate activities. He was Chairman of the Board of Harcourt Brace Jovanovich, Inc. (publishing) from May 1990 until November 1991, and served as a director from May 1989 until May 1990. Mr. Herrington served as the Secretary of the Department of Energy of the United States from February 1985 until May 1990.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The executive officers and directors of the Company are required to file reports with the Securities and Exchange Commission, and with the various Canadian provincial securities commissions (the "Canadian Commissions"), disclosing the amount and nature of their beneficial ownership in common stock, as well as changes in that ownership. Pursuant to applicable Canadian policies, the executive officers and directors of the Company are exempted from filing reports with the Canadian Commissions, provided that they timely file all reports required to be filed with the Securities and Exchange Commission.

     Based solely on its review of reports and written representations that the Company has received, the Company is aware that Scott D. Sheffield, the President and Chief Executive Officer of the Company, did not timely file three reports on Form 4 covering six transactions effected in 1998. Other than as discussed above, the Company believes that all required reports were filed on time for 1998.

ITEM 11. EXECUTIVE COMPENSATION

     The Company began operations upon completion of the merger of Parker & Parsley and Mesa on August 7, 1997. Information about management compensation for periods before that date refers to compensation that either of the predecessor companies paid.

COMPENSATION OF DIRECTORS

     Currently, each non-employee director receives an annual retainer fee of $50,000 if the director serves on a committee and $40,000 if he does not. In addition, each non-employee director is reimbursed for travel expenses to attend meetings of the Board of Directors or its committees and an additional $2,500 for services as chairman of a committee. No additional fees are paid for attendance at board or committee meetings. Executive officers of the Company do not receive additional compensation for serving on the Board of Directors.

     Under the Plan, each non-employee director automatically receives 50 percent (and may elect to receive 100 percent) of the director's annual retainer fee in the form of common stock instead of cash on the last business day of the month in which the annual meeting of stockholders is held. The number of shares included in each award is determined by dividing the applicable percentage of the annual retainer fee by the closing sale price of common stock on the business day immediately preceding the date of the award. When issued, the shares of common stock awarded are subject to transfer restrictions that lapse on the earlier of the next annual meeting of stockholders or the first anniversary date of the award if the person has continued as a director through that date. If a non-employee director's services as a director are terminated for any reason before the earlier of the next annual meeting of stockholders or the first anniversary of the date of the grant, transfer restrictions on some of the shares will lapse (and the rest of the shares will be forfeited) based on the number of regularly scheduled meetings of the Board of Directors that were held since the last annual meeting and the number of regularly scheduled meetings remaining to be held before the next annual meeting of stockholders. The vesting of ownership and the lapse of transfer restrictions may be accelerated upon the death, disability or retirement of the director or a change in control of the Company.

     On May 29, 1998, each non-employee director received the following awards of common stock in lieu of cash retainer fees (which were based on a closing sale price of $22.8125 for the common stock): Messrs. Brumley, Gardner and Hersh received awards of 2,191 shares; Messrs. Baroffio and Rainwater received awards of 1,753 shares; Messrs. Houghton, Jones, Ramsey and Smith received awards of 1,095 shares; and Mr. Stillwell received an award of 876 shares. Messrs. Brumley, Gardner and Hersh were the only directors who elected to receive 100 percent of their retainers in common stock.

COMPENSATION OF EXECUTIVE OFFICERS

     The compensation paid to the Company's executive officers generally consists of base salaries, annual bonuses, awards under the Plan, contributions to the Company's 401(k) retirement plan, and miscellaneous perquisites. The following table summarizes the total compensation for 1998, 1997, and 1996 awarded to, earned by or paid to the following persons:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                   COMPENSATION AWARDS
                                                  ANNUAL COMPENSATION            -----------------------
                                         -------------------------------------    VALUE OF      SHARES
                                                                OTHER ANNUAL     RESTRICTED   UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION       YEAR    SALARY    BONUS(a)   COMPENSATION(b)    STOCK(c)    OPTIONS(d)   COMPENSATION(e)
---------------------------       ----   --------   --------   ---------------   ----------   ----------   ---------------
I. Jon Brumley(f)...............  1998   $225,000   $    --       $ 60,285       $       --         --        $ 36,445
Chairman of the Board             1997    537,525   360,000        121,198        2,234,625     90,000          36,037
                                  1996    180,142        --             --               --    228,571          18,014
Scott D. Sheffield(g)...........  1998    600,000   216,000         16,734               --     90,000         123,252
President and                     1997    518,875   360,000        838,075        2,234,625     90,000         105,996
Chief Executive Officer           1996    390,000   375,375         47,770               --     70,000          87,990
Dennis E. Fagerstone............  1998    275,000    92,812          8,076               --     35,000          37,757
Executive Vice President          1997    259,387   123,750         61,985          871,125     35,000          27,149
                                  1996    212,490    90,000             --               --     71,428          30,249
Mel Fischer(h)..................  1998    285,000    76,950         18,897               --         --          44,500
Executive Vice President          1997    255,833   128,250        346,438          871,125     56,000          33,787
-- World Wide Exploration         1996         --        --             --               --         --              --
Mark L. Withrow(g)..............  1998    250,000    84,376         60,882               --     35,000          61,178
Executive Vice President          1997    228,000   112,500        382,020          871,125     35,000          51,835
and General Counsel               1996    175,000   201,737         33,021           59,500     21,000          43,103
M. Garrett Smith................  1998    250,000    84,376          7,457               --     35,000          36,559
Executive Vice President          1997    214,000   105,750         44,386          871,125     35,000          15,812
and Chief Financial Officer       1996    137,490   200,000             --               --     50,000          33,749

---------------

(a) Represents the amount awarded under the Company's annual bonus program and bonus awards related to specific events. The 1998 annual bonus was approved on February 24, 1999, and paid fully in cash. The 1997 annual bonus was paid one-half in cash and one-half in restricted common stock. Subject to accelerated lapse in certain circumstances, the ownership of the stock vests after one year, and transfer restrictions lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant. In 1996, Mr. Withrow received one-half of a previously established target level bonus in restricted stock and the other one-half of target plus any excess above target in cash. The number of shares of restricted stock awarded as annual bonuses was calculated using the last closing sale price of the common stock before the date of the award $(22.375 for 1997 and $30.125 for 1996). Ownership of the restricted stock awarded in 1996 vested on August 13, 1997 and ownership of the restricted stock awarded for 1997 vested on September 30, 1998 due to the triggering of a vesting acceleration clause contained in the Plan.

                                                                           RESTRICTED STOCK AWARD
                                                                           -----------------------
                                                                             NUMBER       VALUE
                                                       YEAR   CASH AWARD   OF SHARES    OF SHARES
                                                       ----   ----------   ----------   ----------
   Mr. Brumley.......................................  1998    $     --         --       $     --
                                                       1997     179,993      8,045        180,007
                                                       1996          --         --             --
   Mr. Sheffield.....................................  1998     216,000         --             --
                                                       1997     179,993      8,045        180,007
                                                       1996     375,375         --             --
   Mr. Fagerstone....................................  1998      92,812         --             --
                                                       1997      61,883      2,765         61,867
                                                       1996      90,000         --             --
   Mr. Fischer.......................................  1998      76,950         --             --
                                                       1997      64,123      2,866         64,127
                                                       1996          --         --             --
   Mr. Withrow.......................................  1998      84,376         --             --
                                                       1997      56,249      2,514         56,251
                                                       1996     102,377      1,307         39,373
   Mr. Smith.........................................  1998      84,376         --             --
                                                       1997      52,878      2,363         52,872
                                                       1996     200,000         --             --

     In 1996 Mr. Withrow also received a restricted stock bonus award of 2,436 shares valued at $59,987 on the date of grant for his role in the divestiture of the Company's Australia and Asia subsidiaries. These shares vested on April 17, 1997, and the transfer restrictions lapsed one-third on April 17, 1997, and the remaining two-thirds lapsed on August 7, 1997.

(b) This column includes (i) gross-up payments in 1997 for taxes in connection with the receipt of restricted stock awarded pursuant to the annual bonus plan as follows: Mr. Brumley $118,805; Mr. Sheffield $118,805; Mr. Fagerstone $40,832; Mr. Fischer $42,328; and Mr. Withrow $37,125; (ii) relocation and housing cost of living adjustment related to moving corporate headquarters from Midland, Texas to Irving, Texas as follows: payment for 1998 -- Mr. Withrow $42,290; payments for 1997 -- Mr. Sheffield $432,856; Mr. Fischer $151,777; and Mr. Withrow $204,000; (iii) tax
     gross-up payments for relocation and cost of living adjustment: payment for 1998 -- Mr. Withrow $12,044; payments for 1997 -- Mr. Sheffield $283,781; Mr. Fischer $94,889; and Mr. Withrow $133,742; (iv) temporary housing payment to Mr. Fisher of $15,000 in 1998, and $55,000 in 1997, for housing in Texas during Mr. Fischer's two year initial employment commitment; (v) a 1998 payment of $44,998 to Mr. Brumley for unused vacation; and 1997 payments to Mr. Fagerstone of $21,153 and Mr. Smith for $9,490 for unused vacation; (vi) a cash payment to Mr. Sheffield in 1996 of $47,770, which was equal to 50 percent of the federal income tax liability associated with the cash bonus received in lieu of restricted stock under the annual bonus program; and (vii) a 1996 gross-up payment to Mr. Withrow of $33,021 related to a restricted stock award he received as part of the annual bonus plan. Amounts not shown represent miscellaneous perquisites.

(c) The restricted stock awarded in 1997 represents grants on August 8, 1997 of 59,000 shares of common stock to each of Messrs. Brumley and Sheffield and 23,000 shares of common stock to each of Messrs. Fagerstone, Fischer, Withrow and Smith with vesting restrictions that were to lapse one-half on

     August 8, 2000, and one-half on August 8, 2001. Mr. Brumley's restricted stock fully vested effective as of May 15, 1998, in connection with his retirement as an employee of the Company. Messrs. Sheffield, Fischer, Fagerstone, Withrow and Smith's restricted stock fully vested on September 30, 1998 due to the triggering of a vesting acceleration clause contained in the Plan. In 1996 Mr. Withrow received a restricted stock award of 2,000 shares of common stock with vesting restrictions that were to lapse November 19, 1999. The merger of Parker & Parsley and Mesa to form the Company accelerated the lapse of these restrictions to August 7, 1997. The values of the awards were calculated using the closing sale price of the common stock of $37.875 on August 7, 1997, and of $29.75 on November 18, 1996. Because all vesting restrictions on all restricted stock heretofore awarded to each executive officer have lapsed (either by their terms or through acceleration upon the happening of certain events) no executive officer held any shares of restricted stock on December 31, 1998.

(d) Stock options that Mesa awarded to Messrs. Brumley, Fagerstone and Smith before the merger were converted to options to purchase common stock on a 1-for-7 basis.

(e) For 1998 this column includes (i) contributions to qualified retirement plans for Messrs. Brumley, Sheffield, Fagerstone, Fischer, Withrow and Smith of $7,916, $16,000, $9,728, $16,000, $16,000 and $11,222,
     respectively; (ii) contributions to the Company's non-qualified deferred compensation retirement plan for Messrs. Brumley, Sheffield, Fagerstone, Fischer, Withrow and Smith of $28,529, $61,154, $28,029, $28,500, $25,481
     and $25,337, respectively; (iii) deemed payment for one-third of the principal and all accrued interest to Mr. Sheffield for $44,768 and Mr. Withrow for $19,697 related to a 1995 stock acquisition loan program; and
     (iv) a $1,330 premium with respect to a term life insurance policy for the benefit of Mr. Sheffield.

(f) Mr. Brumley became an officer of Mesa in August 1996. He ceased to be an employee of the Company effective May 15, 1998, but continues to serve as Chairman of the Board of Directors.

(g) See "Compensation of Executive Officers -- Employee Investment Partnerships" below for information about Parker & Parsley-sponsored employee investment partnerships in which Mr. Sheffield and Mr. Withrow invested their own funds.

(h) Mr. Fischer became an officer of Parker & Parsley in February 1997. Mr. Fischer retired from the Company effective February 15, 1999.

     Long-Term Incentive Plan. The Plan provides for employee awards in the form of stock options, stock appreciation rights, restricted stock, and performance units payable in stock or cash. The maximum number of shares of common stock that may be issued under the Plan is equal to 10 percent of the total number of shares of common stock outstanding from time to time minus the total number of shares of stock subject to outstanding awards on the date of calculation under any other stock-based plan for employees or directors of the Company and its subsidiaries. The Plan had 5,743,511 shares available for additional awards at December 31, 1998.

     Information about restricted stock awards made under the Plan is set forth in the Summary Compensation Table. No performance units or stock appreciation rights have been awarded under the Plan.

     The following table sets forth information about stock option grants made during 1998 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS
                           ------------------------------------------------
                              NUMBER OF        % OF TOTAL
                             SECURITIES      OPTIONS GRANTED   EXERCISE OR
                             UNDERLYING       TO EMPLOYEES      BASE PRICE      EXPIRATION     GRANT DATE
NAME                       OPTIONS GRANTED   IN FISCAL YEAR    PER SHARE(c)        DATE         VALUE(d)
----                       ---------------   ---------------   ------------     ----------     ----------
Mr. Brumley..............          --               --               --             --               --
Mr. Sheffield............      45,000(a)          2.10            17.25          9/30/03        298,800
                               45,000(b)          2.10            14.00       11/23/04-05-06    279,000
Mr. Fagerstone...........      17,500(a)          0.81            17.25          9/30/03        116,200
                               17,500(b)          0.81            14.00       11/23/04-05-06    108,500
Mr. Fischer..............      17,500(a)          0.81            17.25          9/30/03        116,200
                               17,500(b)          0.81            14.00       11/23/04-05-06    108,500
Mr. Withrow..............      17,500(a)          0.81            17.25          9/30/03        116,200
                               17,500(b)          0.81            14.00       11/23/04-05-06    108,500
Mr. Smith................      17,500(a)          0.81            17.25          9/30/03        116,200
                               17,500(b)          0.81            14.00       11/23/04-05-06    108,500

---------------

(a) These options were granted on August 19, 1998, fully vested on September 30, 1998 due to the triggering of a vesting acceleration clause contained in the Plan, and expire September 30, 2003.

(b) These options were granted on November 23, 1998, vest at the rate of one-third each year commencing on the first anniversary of the grant date, and have a term of five years from the date of vesting. The Compensation Committee retains discretion, subject to plan limits, to modify the terms of the options. In the event of a change in control of the Company as defined in the Plan, the options will immediately become fully vested and exercisable in full.

(c) The exercise price per share is equal to the closing price of the common stock on the New York Stock Exchange composite tape on the day before the date of grant.

(d) The estimated grant date value of shares in footnotes (a) and (b) is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options include the following:

     - An interest rate of 5.43 percent for footnote (a) and 5.5 percent for footnote (b), which represents the interest rate on a U.S. Treasury security with a maturity date corresponding to the option term.

     - Volatility of .309 percent for footnote (a) and .398 percent for footnote
       (b) calculated using daily stock prices for the 120-day period prior to the grant date.

     - Dividends at the rate of $.10 per share representing the annualized dividends paid with respect to a share of common stock at the date of grant.

     No other adjustments were made to the model for non-transferability or risk of forfeiture. The ultimate values of the options will depend on the future market price of the common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

     The following table sets forth, for each named executive officer, information concerning the exercise of stock options during 1998 and the value of unexercised stock options as of December 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             NUMBER OF                 UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                 OPTIONS AT FISCAL YEAR END    OPTIONS AT FISCAL YEAR END
                            ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                            -----------   --------   -----------   -------------   -----------   -------------
Mr. Brumley...............        --          --       318,571            --              --            --
Mr. Sheffield.............        --          --       305,350        45,000              --            --
Mr. Fagerstone............        --          --       132,498        17,500              --            --
Mr. Fischer...............        --          --        73,500        17,500              --            --
Mr. Withrow...............        --          --        94,500        17,500              --            --
Mr. Smith.................        --          --       106,071        17,500              --            --

     Retirement Plan. The Company provides a non-qualified deferred compensation retirement plan for officers and key employees of the Company. Each participant is allowed to contribute up to 25 percent of base salary. The Company provides a matching contribution of 100 percent of the participant's contribution limited to the first 10 percent of the officer's base salary (or 8 percent of the key employee's base salary). The Company matching contribution vests immediately.

     In December 1998, the Company received information that an investment fund group had acquired beneficial ownership of more than 20 percent of the common stock. Pursuant to the provisions of the Company's deferred compensation retirement plan, if a third party acquires 20 percent or more of the common stock certain change in control provisions contained in the Plan are triggered. Accordingly, in December 1998, the Compensation Committee determined that a change in control had occurred, effective September 30, 1998, under the deferred compensation retirement plan. Consequently, all of the contributions made to the deferred compensation retirement plan from August 1997 to December 15, 1998 were distributed to the respective officers and key employees.

     Employee Investment Partnerships. From 1987 through 1991, Parker & Parsley formed employee partnership programs in which Mr. Sheffield participated. In 1992 and 1993 Mr. Sheffield and Mr. Withrow participated in a Direct Investment Partnership formed to invest in all wells drilled by Parker & Parsley during those years (except in certain circumstances where its participation would impose additional costs to Parker & Parsley). As of December 31, 1998, the aggregate contributions that have been made to the employee partnerships and the Direct Investment Partnerships by Mr. Sheffield and Mr. Withrow and the aggregate distributions that have been received by them from those partnerships were as follows: Mr. Sheffield contributed $734,955 and received $1,066,125 ($111,542 of which was received during 1998); and Mr. Withrow contributed $142,625 and received $138,231 ($18,416 of which was received during 1998).

     Severance Agreements. On August 8, 1997, the Company entered into severance agreements with its officers. Salaries and bonuses are set by the Compensation Committee independent of these agreements, and the Compensation Committee can increase or reduce base salaries at its discretion.

     Either the Company or the officer may terminate the officer's employment under the severance agreement at any time. The Company must pay the officer an amount equal to one year's base salary if the officer's employment is terminated because of death, disability, or normal retirement. The Company must pay the officer an amount equal to one year's base salary and continue health insurance for the officer's family for one year if the Company terminates the officer's employment without cause or if the officer terminates employment for good reason, which is when reductions in the officer's base annual salary exceed specified limits or when the officer's responsibilities have been significantly reduced. If within one year after a change in control of the Company, the Company terminates the officer without cause or if the officer terminates employment for good reason, the Company must pay the officer an amount equal to
2.99 times the sum of the
officer's base salary plus target bonus for the year and continue health insurance for the officer's family for one year. If the officer terminates employment with the Company without reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer is required to move, then the Company must pay the officer one year's base salary and continue health insurance for the officer's family for one year. Officers are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change in control.

     Indemnification Agreements. The Company has entered into indemnification agreements with each of its directors and officers, including the named executive officers. Those agreements require the Company to indemnify the directors and officers to the fullest extent permitted by the Delaware General Corporation Law and to advance expenses in connection with certain claims against directors and officers. The Company expects to enter into similar agreements with persons selected to be directors and officers in the future. Each indemnification agreement also provides that, upon a potential change in control of the Company and if the indemnified director or officer so requests, the Company will create a trust for the benefit of the indemnified director or officer in an amount sufficient to satisfy payment of all liabilities and suits against which the Company has indemnified the director or officer.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Kenneth A. Hersh is a member of the Compensation Committee and is a vice-president of Rainwater, Inc. Effective January 1, 1999, the Company entered into an agreement with Rainwater, Inc., the former general partner of DNR-MESA Holdings, L.P. ("DNR"), modifying certain terms of a prior agreement between DNR and Mesa, which was assumed by the Company upon consummation of the merger between Parker & Parsley and Mesa. Pursuant to the terms of this agreement, as modified, the Company will pay Rainwater, Inc. $300,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration for consulting and financial analysis services provided to the Company by Rainwater, Inc. and its representatives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of common stock as of February 26, 1999, by (a) each person who is known by the Company to own beneficially more than 5 percent of the outstanding shares of common stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company, and (d) all directors and executive officers as a group.

                                                              NUMBER OF    PERCENTAGE
NAME OF PERSON OR IDENTITY OF GROUP                             SHARES     OF CLASS(1)
-----------------------------------                           ----------   -----------
Beneficial Owners:
  Southeastern Asset Management, Inc.(2)....................  26,434,632      26.4
  Longleaf Partners Fund
  O. Mason Hawkins
     6410 Poplar Avenue, Suite 900
     Memphis, Tennessee 38119
  The Prudential Insurance Company of America(3)............  10,210,987      10.2
     751 Broad Street
     Newark, New Jersey 07102-3777
Management:
  Richard E. Rainwater(4)...................................   5,518,267       5.9
     777 Main Street, Suite 2700
     Fort Worth, Texas 76102
  I. Jon Brumley(5).........................................     687,283         *
  Scott D. Sheffield(5),(6).................................     640,770         *
  Timothy L. Dove(5),(7)....................................     141,795         *
  Dennis E. Fagerstone(5)...................................     163,405         *
  Lon C. Kile(5),(8)........................................     172,965         *
  M. Garrett Smith(5).......................................     129,149         *
  Mark L. Withrow(5),(9)....................................     155,719         *
  James R. Baroffio.........................................       4,753         *
  R. Hartwell Gardner.......................................      12,489         *
  Kenneth A. Hersh..........................................      10,671         *
  James L. Houghton(10).....................................      13,040         *
  Jerry P. Jones............................................      15,552         *
  Charles E. Ramsey, Jr.....................................      17,086         *
  Philip B. Smith...........................................      42,674         *
  Robert L. Stillwell(11)...................................       6,649         *
  All directors and executive officers as a group (16
     persons)(12)...........................................   7,732,267       8.3

---------------

  *  Does not exceed 1 percent.

 (1) Based on 100,300,023 shares of common stock consisting of 94,099,256 outstanding shares of common stock and 6,200,767 outstanding exchangeable shares that are exchangeable for the same number of shares of common stock.

 (2) The Schedule 13G/A filed with the SEC on February 10, 1999, which is a joint statement on Schedule 13G/A filed by Southeastern Asset Management, Inc. ("Southeastern"), Longleaf Partners Fund ("Longleaf") and O. Mason Hawkins ("Hawkins"), states that the statement is being filed by Southeastern as a registered investment adviser, and that all of the securities covered by the statement are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. The Schedule 13G/A further states that the statement is also being filed by Hawkins, Chairman of the Board and C.E.O. of Southeastern, in the event he could be deemed to be a controlling person of that firm as the result of his official positions with or ownership of its voting securities. The existence of such control is expressly disclaimed. Hawkins does not own directly or indirectly any securities covered by the Schedule 13G/A for his own account.

 (3) The Schedule 13G/A filed with the SEC on January 27, 1999 states that The Prudential Insurance Company of America may have direct or indirect voting and/or investment discretion over 10,210,987 shares or 10.2 percent of the outstanding common stock which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates.

 (4) Includes 109,324 shares owned directly by Rainwater, Inc., of which Mr. Rainwater is the sole shareholder, and 247,710 shares (of which Mr. Rainwater disclaims beneficial ownership) owned by Mr. Rainwater's spouse.

 (5) Includes the following number of shares subject to stock options that were exercisable at or within 60 days after March 31, 1999: Mr. Brumley, 318,571; Mr. Sheffield, 305,350; Mr. Dove, 100,500; Mr. Fagerstone,
     132,498; Mr. Kile, 101,500; Mr. Smith, 106,071; and Mr. Withrow, 94,500;

 (6) Includes 1,270 shares held by a minor child of Mr. Sheffield and 766 shares held in Mr. Sheffield's 401(k) account.

 (7) Includes 370 shares held in Mr. Dove's 401(k) account.

 (8) Includes 586 shares held in Mr. Kile's 401(k) account.

 (9) Includes 4,328 shares held in Mr. Withrow's 401(k) account.

(10) Includes 10,945 shares held by two trusts of which Mr. Houghton is a trustee and over which shares he has sole voting and investment power, and 1,000 shares held in Mr. Houghton's investment retirement account.

(11) Includes 758 shares held by Mr. Stillwell's wife.

(12) Includes 1,158,990 shares of common stock subject to stock options that were exercisable at or within 60 days after February 26, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including 35 public and nine private drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. In accordance with the terms of the partnership agreements and the related tax partnership agreements of the affiliated partnerships, the Company participated in the activities of the sponsored partnerships on a promoted basis. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling and income partnerships.

     During each of 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drills. The partners in the Direct Investment Partnerships formed in 1994, 1993 and 1992 pay and receive approximately .337 percent, 1.5375 percent and 1.865 percent, respectively, of the costs and revenues attributable to the Company's interest in the wells in which each such Direct Investment Partnership participates. The Company discontinued the formation of Direct Investment Partnerships in 1995.

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

     Effective January 1, 1999, the Company entered into an agreement with Rainwater, Inc., the former general partner of DNR that Mr. Rainwater wholly owns, modifying certain terms of a prior agreement between DNR and Mesa, which was assumed by the Company upon consummation of the merger between Parker & Parsley and Mesa. Pursuant to the terms of this agreement, as modified, the Company will pay Rainwater, Inc. $300,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration for consulting and financial analysis services provided to the Company by Rainwater, Inc. and its representatives.

     Brumley Partners, a Texas general partnership consisting of I. Jon Brumley, the Company's Chairman of the Board, and a family member, was admitted as a limited partner with a profits interest in DNR pursuant to the Amended and Restated Agreement of Limited Partnership of DNR dated November 8, 1996. Until March 23, 1998, DNR was a major holder of shares of common stock. On March 23, 1998, DNR distributed to its partners most of its common stock holdings, which resulted in a distribution to Brumley Partners of 310,344 shares of common stock having a net value of $8,243,513 at the distribution date.

     Robert L. Stillwell, a director of the Company, is a partner of Baker & Botts, L.L.P., which provided various legal services to the Company during 1997. Baker & Botts, L.L.P. was Mesa's primary outside corporate counsel. The dollar amount of fees that the Company paid to Baker & Botts, L.L.P. during the most recent fiscal year of that law firm did not exceed 5 percent of that firm's gross revenues for that year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  LISTING OF FINANCIAL STATEMENTS AND EXHIBITS

FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

    Independent Auditors' Reports
     Consolidated Balance Sheets as of December 31, 1998 and 1997
     Consolidated Statements of Operations and Comprehensive Income
       (Loss) for the years ended December 31, 1998, 1997 and 1996 Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1998, 1997 and 1996
     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements
     Unaudited Supplementary Information

     All other statements and schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they are not required under related instructions or are inapplicable, or the information is shown in the financial statements and related notes.

EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1997, by and among MESA Inc. ("Mesa"),
                            Mesa Operating Co. ("MOC"), MXP Reincorporation Corp. and
                            Parker & Parsley Petroleum Company ("Parker & Parsley")
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4, dated June
                            27, 1997, Registration No. 333-26951).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-4, dated June
                            27, 1997, Registration No. 333-26951).
          3.2            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
          3.3            -- Certificate of Designations of Special Preferred Voting
                            Stock (incorporated by reference to Exhibit 3.3 of the
                            Company's Registration Statement on Form S-3,
                            Registration No. 333-42315, filed with the SEC on
                            December 17, 1997).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.4            -- Terms and Conditions of Exchangeable Shares (incorporated by reference to Annex F to the Definitive Joint
                            Management Information Circular and Proxy Statement of
                            the Company and Chauvco Resources Ltd. ("Chauvco"), File
                            No. 001-13245, filed with the SEC on November 17, 1997).
          4.1            -- Form of Certificate of Common Stock, par value $.01 per share, of the Company (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
          4.2            -- Form of Certificate of Special Preferred Voting Stock
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
          4.3            -- Form of Certificate of Exchangeable Shares (incorporated by reference to Exhibit 4.2 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
          9.1            -- Voting and Exchange Trust Agreement, dated as of December
                            18, 1997, among the Company, Pioneer Natural Resources
                            (Canada) Ltd. ("Pioneer Canada") and Montreal Trust
                            Company of Canada, as Trustee (incorporated by reference
                            to Exhibit 2.4 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).
          9.2            -- Amended and Restated Shareholders Agreement, dated as of
                            September 3, 1997, by and between the Company and Guy J.
                            Turcotte (incorporated by reference to Exhibit 2.6 to the
                            Company's Registration Statement on Form S-3,
                            Registration No. 333-42315, filed with the SEC on
                            December 15, 1997).
          9.3            -- Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Trimac Corporation and Gendis Inc.
                            (incorporated by reference to Exhibit 2.4 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on October 2, 1997).
         10.1            -- Indenture, dated July 2, 1996, among Pioneer USA
                            (formerly MOC), as Issuer, the Company, as Guarantor, and
                            Harris Trust and Savings Bank, as Trustee, relating to
                            the 11 5/8% Senior Subordinated Discount Notes Due 2006
                            (incorporated by reference to Exhibit 4.17 to Mesa's
                            Quarterly Report on Form 10-Q for the period ended June
                            30, 1996).
         10.2            -- First Supplemental Indenture, dated as of April 15, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the
                            subsidiary guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.3            -- Second Supplemental Indenture, dated as of August 7,
                            1997, among Pioneer USA (formerly MOC), as Issuer, Mesa,
                            the subsidiary guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.4            -- Third Supplemental Indenture, dated as of December 18,
                            1997, among Pioneer USA, the Subsidiary Guarantors named
                            therein, the Company, and Harris Trust and Savings Bank,
                            as Trustee, with respect to the indenture identified
                            above as Exhibit 10.1 (incorporated by reference to
                            Exhibit 10.12 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.5            -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA (formerly MOC), a Delaware
                            corporation, the Company, a Delaware corporation, Pioneer
                            NewSub1, Inc., a Texas corporation, and Harris Trust and
                            Savings Bank, an Illinois corporation, as Trustee, with
                            respect to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.6            -- Fifth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer NewSub1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, the Company, a
                            Delaware corporation, Pioneer DebtCo., Inc., a Texas
                            corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.1 (incorporated
                            by reference to Exhibit 10.14 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.7            -- Sixth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo. Inc. (as successor to Pioneer
                            NewSub1, Inc.), a Texas corporation, the Company, a
                            Delaware corporation, and Harris Trust and Savings Bank,
                            an Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.1 (incorporated
                            by reference to Exhibit 10.15 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.8            -- Indenture, dated July 2, 1996, among Pioneer USA
                            (formerly MOC), as Issuer, the Company (Mesa's
                            successor), as Guarantor, and Harris Trust and Savings
                            Bank, as Trustee, relating to the 10 5/8% Senior
                            Subordinated Notes Due 2006 (incorporated by reference to
                            Exhibit 4.18 to Mesa's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.9            -- First Supplemental Indenture, dated as of April 15, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the
                            Subsidiary Guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.8
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.10           -- Second Supplemental Indenture, dated as of August 7,
                            1997, among Pioneer USA (formerly MOC), as Issuer, Mesa,
                            the Subsidiary Guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.8
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.11           -- Third Supplemental Indenture, dated as of December 18,
                            1997, among Pioneer USA, the Subsidiary Guarantors named
                            therein, the Company, and Harris Trust and Savings Bank,
                            as Trustee, with respect to the indenture identified
                            above as Exhibit 10.8 (incorporated by reference to
                            Exhibit 10.6 to the Company's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 2,
                            1998).
         10.12           -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA, a Delaware corporation, the
                            Company, a Delaware corporation, Pioneer NewSub1, Inc., a
                            Texas corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.7 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.13           -- Fifth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer NewSub 1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, the Company, a
                            Delaware corporation, Pioneer DebtCo., Inc., a Texas
                            corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.8 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.14           -- Sixth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo, Inc. (as successor to Pioneer
                            NewSub1, Inc.), a Texas corporation, the Company, a
                            Delaware corporation, and Harris Trust and Savings Bank,
                            an Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.9 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.15           -- Indenture, dated April 12, 1995, between Pioneer USA
                            (successor to Parker & Parsley), and The Chase Manhattan
                            Bank (National Association), as Trustee (incorporated by
                            reference to Exhibit 4.1 to Parker & Parsley's Current
                            Report on Form 8-K, dated April 12, 1995, File No.
                            001-10695).
         10.16           -- First Supplemental Indenture, dated as of August 7, 1997, among Parker & Parsley, The Chase Manhattan Bank, as
                            Trustee, and Pioneer USA, with respect to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 10.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1997, File No. 001-13245).
         10.17           -- Second Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA, a Delaware corporation, Pioneer
                            NewSub1, Inc., a Texas corporation, and The Chase
                            Manhattan Bank, a New York banking association, as
                            Trustee, with respect to the indenture identified above
                            as Exhibit 10.15 (incorporated by reference to Exhibit
                            10.17 to the Company's Current Report on Form 8-K, File
                            No. 001-13245, filed with the SEC on January 2, 1998).
         10.18           -- Third Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer New Sub1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc.,
                            a Texas corporation, and The Chase Manhattan Bank, a New
                            York banking association, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.15 (incorporated
                            by reference to Exhibit 10.18 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.19           -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo, Inc. (as successor to Pioneer
                            NewSub1, Inc., as successor to Pioneer USA), a Texas
                            corporation, the Company, a Delaware corporation, Pioneer
                            USA, a Delaware corporation, and The Chase Manhattan
                            Bank, a New York banking association, as trustee, with
                            respect to the indenture identified above as Exhibit
                            10.15 (incorporated by reference to Exhibit 10.19 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.20           -- Guarantee, dated as of December 30, 1997, by Pioneer USA relating to the $150,000,000 in aggregate principal
                            amount of 8 7/8% Senior Notes due 2005 and $150,000,000
                            in aggregate principal amount of 8 1/4% Senior Notes due
                            2007 issued under the indenture identified above as
                            Exhibit 10.15 (incorporated by reference to Exhibit 10.20
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.21           -- Form of 8 7/8% Senior Notes due 2005, dated as of April
                            12, 1995, in the aggregate principal amount of
                            $150,000,000, together with Officers' Certificate dated
                            April 12, 1995, establishing the terms of the 8 7/8%
                            Senior Notes due 2005 pursuant to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 4.2 to Parker & Parsley's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995,
                            File No. 001-10695).
         10.22           -- Form of 8 1/4% Senior Notes due 2007, dated as of August
                            22, 1995, in the aggregate principal amount of
                            $150,000,000, together with Officers' Certificate dated
                            August 22, 1995, establishing the terms of the 8 1/4%
                            Senior Notes due 2007 pursuant to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 1.2 to Parker & Parsley's Current
                            Report on Form 8-K, dated August 17, 1995, File No.
                            001-10695).
         10.23           -- Indenture, dated January 13, 1998, between the Company
                            and The Bank of New York, as Trustee (incorporated by
                            reference to Exhibit 99.1 to the Company's and Pioneer
                            USA's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 14, 1998).
         10.24           -- First Supplemental Indenture, dated as of January 13,
                            1998, among the Company, Pioneer USA, as the Subsidiary
                            Guarantor, and The Bank of New York, as Trustee, with
                            respect to the indenture identified above as Exhibit
                            10.23 (incorporated by reference to Exhibit 99.2 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).
         10.25           -- Form of 6.50% Senior Notes due 2008 of the Company
                            (incorporated by reference to Exhibit 99.3 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).
         10.26           -- Form of 7.20% Senior Notes due 2028 of the Company
                            (incorporated by reference to Exhibit 99.4 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).
         10.27           -- Guarantee (2008 Notes), dated as of January 13, 1998,
                            entered into by Pioneer USA (incorporated by reference to
                            Exhibit 99.5 to the Company's and Pioneer USA's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 14, 1998).
         10.28           -- Guarantee (2028 Notes), dated as of January 13, 1998,
                            entered into by Pioneer USA (incorporated by reference to
                            Exhibit 99.6 to the Company's and Pioneer USA's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 14, 1998).
         10.29           -- Amended and Restated Credit Facility Agreement (Primary
                            Facility), dated as of December 18, 1997, between the
                            Company, as Borrower, and NationsBank of Texas, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, and The Chase Manhattan Bank, as
                            Syndication Agent; and the other Co-Agents and lenders
                            named therein (incorporated by reference to Exhibit 10.1
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.30*          -- First Amendment to Amended and Restated Credit Facility
                            Agreement (Primary Facility), dated as of June 29, 1998,
                            by and among the Company, as Borrower, NationsBank, N.A.,
                            as Administrative Agent, CIBC Inc., as Documentation
                            Agent, Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, The Chase Manhattan Bank, as
                            Syndication Agent, and the Co-Agents and other lenders
                            signatory thereto.
         10.31           -- Amended and Restated Credit Facility Agreement (364 Day
                            Facility), dated as of December 18, 1997, between the
                            Company, as Borrower, and NationsBank of Texas, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, and The Chase Manhattan Bank, as
                            Syndication Agent; and the other Co-Agents and lenders
                            named therein (incorporated by reference to Exhibit 10.2
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).
         10.32*          -- First Amendment to Amended and Restated Credit Facility
                            Agreement (364 Day Facility), dated as of June 29, 1998,
                            by and among the Company, as Borrower, NationsBank, N.A.,
                            as Administrative Agent, CIBC Inc., as Documentation
                            Agent, Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, The Chase Manhattan Bank, as
                            Syndication Agent, and the Co-Agents and other lenders
                            signatory thereto.
         10.33           -- Credit Agreement, dated as of December 18, 1997, among
                            Chauvco, Canadian Imperial Bank of Commerce, as Agent,
                            and the other lenders named therein (incorporated by
                            reference to Exhibit 10.3 to the Company's Current Report
                            on Form 8-K, File No. 001-13245, filed with the SEC on
                            January 2, 1998).
         10.34*          -- First Amending Agreement, dated June 29, 1998, among
                            Pioneer Natural Resources Canada Inc. (formerly Chauvco),
                            Canadian Imperial Bank of Commerce, and the lenders
                            thereto, with respect to the Credit Agreement identified
                            above as Exhibit 10.33.
         10.35           -- Note, dated December 22, 1997, between the Company, as
                            Borrower, and NationsBank of Texas, N.A., as lender
                            (incorporated by reference to Exhibit 10.21 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.36+          -- 1991 Stock Option Plan of Mesa (incorporated by reference to Exhibit 10(v) to Mesa's Annual Report on Form 10-K for
                            the period ended December 31, 1991).
         10.37+          -- 1996 Incentive Plan of Mesa (incorporated by reference to
                            Exhibit 10.28 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
         10.38+          -- Parker & Parsley Long-Term Incentive Plan, dated February
                            19, 1991 (incorporated by reference to Exhibit 4.1 to
                            Parker & Parsley's Registration Statement on Form S-8,
                            Registration No. 33-38971).
         10.39+          -- First Amendment to the Parker & Parsley Long-Term
                            Incentive Plan, dated August 23, 1991 (incorporated by
                            reference to Exhibit 10.2 to Parker & Parsley's
                            Registration Statement on Form S-1, dated February 28,
                            1992, Registration No. 33-46082).
         10.40+          -- The Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8, Registration No. 333-35087).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.41+          -- The Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8, Registration No. 333-35165).
         10.42*          -- Amendment No. 1 to the Company's Employee Stock Purchase
                            Plan, dated December 9, 1998.
         10.43+          -- The Company's Deferred Compensation Retirement Plan
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form S-8,
                            Registration No. 333-39153).
         10.44+          -- Pioneer USA 401(k) Plan (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-8, Registration No. 333-39249).
         10.45+          -- Pioneer USA Matching Plan (incorporated by reference to
                            Exhibit 10.42 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1997, File No.
                            001-13245).
         10.46+          -- Omnibus Amendment to Nonstatutory Stock Option
                            Agreements, included as part of the Parker & Parsley
                            Long-Term Incentive Plan, dated as of November 16, 1995,
                            between Parker & Parsley and Named Executive Officers
                            identified on Schedule 1 setting forth additional details
                            relating to the Parker & Parsley Long-Term Incentive Plan
                            (incorporated by reference to Parker & Parsley's Annual
                            Report on Form 10-K for the year ended December 31, 1995,
                            File No. 001-10695).
         10.47+          -- Mesa Management Severance Plan, dated April 4, 1997,
                            including a Schedule of Participants on Schedule A for
                            the purpose of defining the payment of certain benefits
                            upon the termination of the officer's employment under
                            certain circumstances (incorporated by reference to
                            Exhibit 10.29 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
         10.48+          -- Severance Agreement, dated as of August 8, 1997, between the Company and Scott D. Sheffield, together with a
                            schedule identifying substantially identical agreements
                            between the Company and each of the other named executive
                            officers identified on Schedule I for the purpose of
                            defining the payment of certain benefits upon the
                            termination of the officer's employment under certain
                            circumstances (incorporated by reference to Exhibit 10.7
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1997, File No. 001-13245).
         10.49+          -- Indemnification Agreement, dated as of August 8, 1997,
                            between the Company and Scott D. Sheffield, together with
                            a schedule identifying substantially identical agreements
                            between the Company and each of the Company's other
                            directors and named executive officers identified on
                            Schedule I (incorporated by reference to Exhibit 10.8 to
                            the Company's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1997, File No. 001-13245).
         10.50           -- Purchase and Sale Agreement, dated as of October 22,
                            1997, between Cometra Energy, L.P., and Pioneer USA
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.51           -- Combination Agreement, dated September 3, 1997, between the Company and Chauvco (incorporated by reference to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on October 2,
                            1997).
         10.52           -- Plan of Arrangement, as amended, under Section 186 of the
                            Business Corporations Act (Alberta) (incorporated by
                            reference to Exhibit 2.2 to the Company's Current Report
                            on Form 8-K, File No. 001-13245, filed with the SEC on
                            January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.53           -- Support Agreement, dated as of December 18, 1997, between the Company and Pioneer Canada (incorporated by reference
                            to Exhibit 2.3 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).
         10.54           -- Stock Purchase Agreement, dated April 26, 1996, between
                            Mesa and DNR (incorporated by reference to Exhibit No. 10
                            to Mesa's Current Report on Form 8-K filed with the SEC
                            on April 29, 1996).
         10.55           -- "B" Contract Production Allocation Agreement, dated July
                            29, 1991, and effective as of January 1, 1991, between
                            Colorado Interstate Gas Company and Mesa Operating
                            Limited Partnership (incorporated by reference to Exhibit
                            10(r) to Mesa's Annual Report on Form 10-K for the period
                            ended December 31, 1991).
         10.56           -- Amendment to "B" Contract Production Allocation Agreement
                            effective as of January 1, 1993, between Colorado
                            Interstate Gas Company and Mesa Operating Limited
                            Partnership (incorporated by reference to Exhibit 10.24
                            to Mesa's Registration Statement on Form S-1,
                            Registration No. 33-51909).
         10.57           -- Amarillo Supply Agreement between Mesa Operating Limited
                            Partnership, Seller, and Energas Company, a division of
                            Atmos Energy Corporation, Buyer, dated effective January
                            2, 1993 (incorporated by reference to Exhibit 10.14 to
                            Mesa's Annual Report on Form 10-K for the period ended
                            December 31, 1995).
         10.58+          -- Agreement of Partnership of P&P Employees 89-B Conv.,
                            L.P. (formerly P&P Employees 89-B GP), dated October 31,
                            1989, among Parker & Parsley, Ltd. and the Investor
                            Partners (as defined therein, which includes individuals
                            who are directors and executive officers of Parker &
                            Parsley), together with a schedule identifying
                            substantially identical documents and setting forth the
                            material details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.50 to Parker & Parsley's Registration Statement on
                            Form S-4, dated December 31, 1990, Registration No.
                            33-38436).
         10.59+          -- Amendment to Agreement of Partnership of P&P Employees
                            89-B GP, dated May 31, 1990, among Parker & Parsley, Ltd.
                            and the Investor Partners (as defined therein, which
                            includes individuals who are directors and executives
                            officers of Parker & Parsley), together with a schedule
                            identifying substantially identical documents and setting
                            forth the material details in which those documents
                            differ form the foregoing document (incorporated by
                            reference to Exhibit 10.51 to Parker & Parsley's
                            Registration Statement on Form S-4, dated December 31,
                            1990, Registration No. 33-38436).
         10.60+          -- Schedule identifying additional documents substantially identical to the Amendment to Agreement of Partnership of
                            P&P Employees 89-B GP included as Exhibit 10.59 and
                            setting forth the material details in which those
                            documents differ from that document (incorporated by
                            reference to Exhibit 10.52 to Parker & Parsley's
                            Registration Statement on Form S-1, dated February 28,
                            1992, Registration No. 33-46082).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.61+          -- Agreement of Partnership of P&P Employees 90 Spraberry
                            Private Development GP, dated October 16, 1990, among
                            Parker & Parsley, Ltd., James D. Moring, and the General
                            Partners (as defined therein, which includes individuals
                            who are directors and executive officers of Parker &
                            Parsley), and form of Amendment to Agreement of
                            Partnership of P&P Employees 90 Spraberry Private
                            Development GP, together with a schedule identifying
                            substantially identical documents and setting forth the
                            material details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.52 to Parker & Parsley's Registration Statement on
                            Form S-4, dated December 31, 1990, Registration No.
                            33-38436).
         10.62+          -- Amendment to Agreement of Partnership of Parker & Parsley
                            90-A GP, dated February 19, 1991, among Parker & Parsley
                            Development Company and the Investor Partners (as defined
                            therein, which includes individuals who are directors and
                            executive officers of Parker & Parsley), together with a
                            schedule identifying substantially identical documents
                            and setting forth the material details in which those
                            documents differ from the foregoing document
                            (incorporated by reference to Exhibit 10.58 to Parker &
                            Parsley's Registration Statement on Form S-1, dated
                            February 28, 1992, Registration No. 33-46082).
         10.63+          -- Agreement of Partnership of P&P Employees 91-A, GP, dated
                            September 30, 1991, among Parker & Parsley Development
                            Company, James D. Moring, and the General Partners (as
                            defined therein, which includes individuals who are
                            directors and executive officers of Parker & Parsley),
                            together with a schedule identifying substantially
                            identical documents and setting forth the material
                            details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.61 to Parker & Parsley's Registration Statement on
                            Form S-1, dated February 28, 1992, Registration No.
                            33-46082).
         10.64+          -- Amendment to Agreement of Partnership of P&P Employees 90
                            Spraberry Private Development GP, dated April 22, 1991,
                            among the Partners (as defined therein, which includes
                            individuals who are directors and executive officers of
                            Parker & Parsley) (incorporated by reference to Exhibit
                            10.67 to Parker & Parsley's Registration Statement on
                            Form S-1, dated February 28, 1992, Registration No.
                            33-46082).
         10.65           -- Share Purchase Agreement, dated February 13, 1998, among the Company, Trimac Corporation and 761795 Alberta Ltd.
                            (incorporated by reference to Exhibit 99.1 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on February 23, 1998).
         10.66           -- Share Purchase Agreement, dated February 13, 1998, among the Company, 398215 Alberta Ltd. and Guy J. Turcotte
                            (incorporated by reference to Exhibit 99.2 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on February 23, 1998).
         10.67           -- Option to Purchase Agreement, dated December 16, 1998, by and among Costilla Energy, Inc. ("Costilla"), Pioneer
                            USA, and Pioneer Resources Producing, L.P. (incorporated
                            by reference to Exhibit 1 to the Company's statement on
                            Schedule 13D relating to the common stock of Costilla,
                            filed with the SEC on December 22, 1998, File No.
                            0-21411).
         10.68           -- Purchase and Sale Agreement, dated December 16, 1998, by and among Costilla, Pioneer USA, and Pioneer Resources
                            Producing, L.P. (incorporated by reference to Exhibit 2
                            to the Company's statement on Schedule 13D relating to
                            the common stock of Costilla, filed with the SEC on
                            December 22, 1998, File No. 0-21411).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.69*          -- Second Amended and Restated Credit Facility Agreement
                            (Primary Facility) by and among Pioneer Natural Resources
                            Company, as Borrower, NationsBank, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guarantee Trust Company of New York, as
                            Documentation Agent, Chase Bank of Texas, National
                            Association, as Syndication Agent, The Co-Agents and
                            certain other lenders dated as of March 19, 1999.
         10.70*          -- Second Amended and Restated Credit Facility Agreement
                            (364 Day Facility) by and among Pioneer Natural Resources
                            Company, as Borrower, NationsBank, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guarantee Trust Company of New York, as
                            Documentation Agent, Chase Bank of Texas, National
                            Association, as Syndication Agent, The Co-Agents and
                            certain other lenders dated as of March 19, 1999.
         11.1*           -- Statement of Computation of Earnings per Share.
         21.1*           -- Subsidiaries of the registrant.
         23.1*           -- Consent of Ernst & Young LLP.
         23.2*           -- Consent of KPMG LLP.
         27.1*           -- Financial Data Schedule.

---------------

* Filed herewith.

+ Executive Compensation Plan or Arrangement previously filed pursuant to Item
  14(c).

REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

EXHIBITS

     The exhibits to this Report required to be filed pursuant to Item 14(c) are listed under "Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K -- Listing of Financial Statements and Exhibits -- Exhibits" above and in the "Index to Exhibits" attached hereto.

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

                                          PIONEER NATURAL RESOURCES COMPANY

Date: March 23, 1999                      By:    /s/ SCOTT D. SHEFFIELD
                                            ------------------------------------
                                               Scott D. Sheffield, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

               /s/ SCOTT D. SHEFFIELD                  President, Chief Executive        March 23, 1999
-----------------------------------------------------    Officer and Director
                 Scott D. Sheffield                      (principal executive
                                                         officer)

                /s/ M. GARRETT SMITH                   Executive Vice President and      March 23, 1999
-----------------------------------------------------    Chief Financial Officer
                  M. Garrett Smith

                   /s/ RICH DEALY                      Vice President and Chief          March 23, 1999
-----------------------------------------------------    Accounting Officer
                     Rich Dealy

                 /s/ I. JON BRUMLEY                    Chairman of the Board             March 23, 1999
-----------------------------------------------------
                   I. Jon Brumley

                /s/ JAMES R. BAROFFIO                  Director                          March 23, 1999
-----------------------------------------------------
                  James R. Baroffio

               /s/ R. HARTWELL GARDNER                 Director                          March 23, 1999
-----------------------------------------------------
                 R. Hartwell Gardner

                /s/ KENNETH A. HERSH                   Director                          March 23, 1999
-----------------------------------------------------
                  Kenneth A. Hersh

                /s/ JAMES L. HOUGHTON                  Director                          March 23, 1999
-----------------------------------------------------
                  James L. Houghton

                 /s/ JERRY P. JONES                    Director                          March 23, 1999
-----------------------------------------------------
                   Jerry P. Jones

              /s/ RICHARD E. RAINWATER                 Director                          March 23, 1999
-----------------------------------------------------
                Richard E. Rainwater

             /s/ CHARLES E. RAMSEY, JR.                Director                          March 23, 1999
-----------------------------------------------------
               Charles E. Ramsey, Jr.

                 /s/ PHILIP B. SMITH                   Director                          March 23, 1999
-----------------------------------------------------
                   Philip B. Smith

               /s/ ROBERT L. STILLWELL                 Director                          March 23, 1999
-----------------------------------------------------
                 Robert L. Stillwell

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1            -- Amended and Restated Agreement and Plan of Merger, dated as of April 6, 1997, by and among MESA Inc. ("Mesa"),
                            Mesa Operating Co. ("MOC"), MXP Reincorporation Corp. and
                            Parker & Parsley Petroleum Company ("Parker & Parsley")
                            (incorporated by reference to Exhibit 2.1 to the
                            Company's Registration Statement on Form S-4, dated June
                            27, 1997, Registration No. 333-26951).
          3.1            -- Amended and Restated Certificate of Incorporation of the
                            Company (incorporated by reference to Exhibit 3.1 to the
                            Company's Registration Statement on Form S-4, dated June
                            27, 1997, Registration No. 333-26951).
          3.2            -- Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
          3.3            -- Certificate of Designations of Special Preferred Voting
                            Stock (incorporated by reference to Exhibit 3.3 of the
                            Company's Registration Statement on Form S-3,
                            Registration No. 333-42315, filed with the SEC on
                            December 17, 1997).
          3.4            -- Terms and Conditions of Exchangeable Shares (incorporated by reference to Annex F to the Definitive Joint
                            Management Information Circular and Proxy Statement of
                            the Company and Chauvco Resources Ltd. ("Chauvco"), File
                            No. 001-13245, filed with the SEC on November 17, 1997).
          4.1            -- Form of Certificate of Common Stock, par value $.01 per share, of the Company (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
          4.2            -- Form of Certificate of Special Preferred Voting Stock
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
          4.3            -- Form of Certificate of Exchangeable Shares (incorporated by reference to Exhibit 4.2 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
          9.1            -- Voting and Exchange Trust Agreement, dated as of December
                            18, 1997, among the Company, Pioneer Natural Resources
                            (Canada) Ltd. ("Pioneer Canada") and Montreal Trust
                            Company of Canada, as Trustee (incorporated by reference
                            to Exhibit 2.4 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).
          9.2            -- Amended and Restated Shareholders Agreement, dated as of
                            September 3, 1997, by and between the Company and Guy J.
                            Turcotte (incorporated by reference to Exhibit 2.6 to the
                            Company's Registration Statement on Form S-3,
                            Registration No. 333-42315, filed with the SEC on
                            December 15, 1997).
          9.3            -- Shareholders Agreement, dated as of September 3, 1997, by and among the Company, Trimac Corporation and Gendis Inc.
                            (incorporated by reference to Exhibit 2.4 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on October 2, 1997).
         10.1            -- Indenture, dated July 2, 1996, among Pioneer USA
                            (formerly MOC), as Issuer, the Company, as Guarantor, and
                            Harris Trust and Savings Bank, as Trustee, relating to
                            the 11 5/8% Senior Subordinated Discount Notes due 2006
                            (incorporated by reference to Exhibit 4.17 to Mesa's
                            Quarterly Report on Form 10-Q for the period ended June
                            30, 1996).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.2            -- First Supplemental Indenture, dated as of April 15, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the
                            subsidiary guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.3            -- Second Supplemental Indenture, dated as of August 7,
                            1997, among Pioneer USA (formerly MOC), as Issuer, Mesa,
                            the subsidiary guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.4            -- Third Supplemental Indenture, dated as of December 18,
                            1997, among Pioneer USA, the Subsidiary Guarantors named
                            therein, the Company, and Harris Trust and Savings Bank,
                            as Trustee, with respect to the indenture identified
                            above as Exhibit 10.1 (incorporated by reference to
                            Exhibit 10.12 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).
         10.5            -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA (formerly MOC), a Delaware
                            corporation, the Company, a Delaware corporation, Pioneer
                            NewSub1, Inc., a Texas corporation, and Harris Trust and
                            Savings Bank, an Illinois corporation, as Trustee, with
                            respect to the indenture identified above as Exhibit 10.1
                            (incorporated by reference to Exhibit 10.13 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.6            -- Fifth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer NewSub1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, the Company, a
                            Delaware corporation, Pioneer DebtCo., Inc., a Texas
                            corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.1 (incorporated
                            by reference to Exhibit 10.14 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.7            -- Sixth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo. Inc. (as successor to Pioneer
                            NewSub1, Inc.), a Texas corporation, the Company, a
                            Delaware corporation, and Harris Trust and Savings Bank,
                            an Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.1 (incorporated
                            by reference to Exhibit 10.15 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.8            -- Indenture, dated July 2, 1996, among Pioneer USA
                            (formerly MOC), as Issuer, the Company (Mesa's
                            successor), as Guarantor, and Harris Trust and Savings
                            Bank, as Trustee, relating to the 10 5/8% Senior
                            Subordinated Notes due 2006 (incorporated by reference to
                            Exhibit 4.18 to Mesa's Quarterly Report on Form 10-Q for
                            the period ended June 30, 1996).
         10.9            -- First Supplemental Indenture, dated as of April 15, 1997, among Pioneer USA (formerly MOC), as Issuer, Mesa, the
                            Subsidiary Guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.8
                            (incorporated by reference to Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.10           -- Second Supplemental Indenture, dated as of August 7,
                            1997, among Pioneer USA (formerly MOC), as Issuer, Mesa,
                            the Subsidiary Guarantors named therein, the Company, and
                            Harris Trust and Savings Bank, as Trustee, with respect
                            to the indenture identified above as Exhibit 10.8
                            (incorporated by reference to Exhibit 10.4 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.11           -- Third Supplemental Indenture, dated as of December 18,
                            1997, among Pioneer USA, the Subsidiary Guarantors named
                            therein, the Company, and Harris Trust and Savings Bank,
                            as Trustee, with respect to the indenture identified
                            above as Exhibit 10.8 (incorporated by reference to
                            Exhibit 10.6 to the Company's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 2,
                            1998).
         10.12           -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA, a Delaware corporation, the
                            Company, a Delaware corporation, Pioneer NewSub1, Inc., a
                            Texas corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.7 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.13           -- Fifth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer NewSub1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, the Company, a
                            Delaware corporation, Pioneer DebtCo., Inc., a Texas
                            corporation, and Harris Trust and Savings Bank, an
                            Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.8 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.14           -- Sixth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo, Inc. (as successor to Pioneer
                            NewSub1, Inc.), a Texas corporation, the Company, a
                            Delaware corporation, and Harris Trust and Savings Bank,
                            an Illinois corporation, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.8 (incorporated
                            by reference to Exhibit 10.9 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.15           -- Indenture, dated April 12, 1995, between Pioneer USA
                            (successor to Parker & Parsley), and The Chase Manhattan
                            Bank (National Association), as Trustee (incorporated by
                            reference to Exhibit 4.1 to Parker & Parsley's Current
                            Report on Form 8-K, dated April 12, 1995, File No.
                            001-10695).
         10.16           -- First Supplemental Indenture, dated as of August 7, 1997, among Parker & Parsley, The Chase Manhattan Bank, as
                            Trustee, and Pioneer USA, with respect to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 10.5 to the Company's Quarterly
                            Report on Form 10-Q for the period ended September 30,
                            1997, File No. 001-13245).
         10.17           -- Second Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer USA, a Delaware corporation, Pioneer
                            NewSub1, Inc., a Texas corporation, and The Chase
                            Manhattan Bank, a New York banking association, as
                            Trustee, with respect to the indenture identified above
                            as Exhibit 10.15 (incorporated by reference to Exhibit
                            10.17 to the Company's Current Report on Form 8-K, File
                            No. 001-13245, filed with the SEC on January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.18           -- Third Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer NewSub1, Inc. (as successor to
                            Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc.,
                            a Texas corporation, and The Chase Manhattan Bank, a New
                            York banking association, as Trustee, with respect to the
                            indenture identified above as Exhibit 10.15 (incorporated
                            by reference to Exhibit 10.18 to the Company's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 2, 1998).
         10.19           -- Fourth Supplemental Indenture, dated as of December 30,
                            1997, among Pioneer DebtCo, Inc. (as successor to Pioneer
                            NewSub1, Inc., as successor to Pioneer USA), a Texas
                            corporation, the Company, a Delaware corporation, Pioneer
                            USA, a Delaware corporation, and The Chase Manhattan
                            Bank, a New York banking association, as Trustee, with
                            respect to the indenture identified above as Exhibit
                            10.15 (incorporated by reference to Exhibit 10.19 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.20           -- Guarantee, dated as of December 30, 1997, by Pioneer USA relating to the $150,000,000 in aggregate principal
                            amount of 8 7/8% Senior Notes due 2005 and $150,000,000
                            in aggregate principal amount of 8 1/4% Senior Notes due
                            2007 issued under the indenture identified above as
                            Exhibit 10.15 (incorporated by reference to Exhibit 10.20
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).
         10.21           -- Form of 8 7/8% Senior Notes due 2005, dated as of April
                            12, 1995, in the aggregate principal amount of
                            $150,000,000, together with Officers' Certificate dated
                            April 12, 1995, establishing the terms of the 8 7/8%
                            Senior Notes due 2005 pursuant to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 4.2 to Parker & Parsley's Quarterly
                            Report on Form 10-Q for the period ended June 30, 1995,
                            File No. 001-10695).
         10.22           -- Form of 8 1/4% Senior Notes due 2007, dated as of August
                            22, 1995, in the aggregate principal amount of
                            $150,000,000, together with Officers' Certificate dated
                            August 22, 1995, establishing the terms of the 8 1/4%
                            Senior Notes due 2007 pursuant to the indenture
                            identified above as Exhibit 10.15 (incorporated by
                            reference to Exhibit 1.2 to Parker & Parsley's Current
                            Report on Form 8-K, dated August 17, 1995, File No.
                            001-10695).
         10.23           -- Indenture, dated January 13, 1998, between the Company
                            and The Bank of New York, as Trustee (incorporated by
                            reference to Exhibit 99.1 to the Company's and Pioneer
                            USA's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 14, 1998).
         10.24           -- First Supplemental Indenture, dated as of January 13,
                            1998, among the Company, Pioneer USA, as the Subsidiary
                            Guarantor, and The Bank of New York, as Trustee, with
                            respect to the indenture identified above as Exhibit
                            10.23 (incorporated by reference to Exhibit 99.2 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).
         10.25           -- Form of 6.50% Senior Notes due 2008 of the Company
                            (incorporated by reference to Exhibit 99.3 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).
         10.26           -- Form of 7.20% Senior Notes due 2028 of the Company
                            (incorporated by reference to Exhibit 99.4 to the
                            Company's and Pioneer USA's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on January 14,
                            1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.27           -- Guarantee (2008 Notes), dated as of January 13, 1998,
                            entered into by Pioneer USA (incorporated by reference to
                            Exhibit 99.5 to the Company's and Pioneer USA's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 14, 1998).
         10.28           -- Guarantee (2028 Notes), dated as of January 13, 1998,
                            entered into by Pioneer USA (incorporated by reference to
                            Exhibit 99.6 to the Company's and Pioneer USA's Current
                            Report on Form 8-K, File No. 001-13245, filed with the
                            SEC on January 14, 1998).
         10.29           -- Amended and Restated Credit Facility Agreement (Primary
                            Facility), dated as of December 18, 1997, between the
                            Company, as Borrower, and NationsBank of Texas, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, and The Chase Manhattan Bank, as
                            Syndication Agent; and the other Co-Agents and lenders
                            named therein (incorporated by reference to Exhibit 10.1
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).
         10.30*          -- First Amendment to Amended and Restated Credit Facility
                            Agreement (Primary Facility), dated as of June 29, 1998,
                            by and among the Company, as Borrower, NationsBank, N.A.,
                            as Administrative Agent, CIBC Inc., as Documentation
                            Agent, Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, The Chase Manhattan Bank, as
                            Syndication Agent, and the Co-Agents and other Lenders
                            signatory thereto.
         10.31           -- Amended and Restated Credit Facility Agreement (364 Day
                            Facility), dated as of December 18, 1997, between the
                            Company, as Borrower, and NationsBank of Texas, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, and The Chase Manhattan Bank, as
                            Syndication Agent; and the other Co-Agents and lenders
                            named therein (incorporated by reference to Exhibit 10.2
                            to the Company's Current Report on Form 8-K, File No.
                            001-13245, filed with the SEC on January 2, 1998).
         10.32*          -- First Amendment to Amended and Restated Credit Facility
                            Agreement (364 Day Facility), dated as of June 29, 1998,
                            by and among the Company, as Borrower, NationsBank, N.A.,
                            as Administrative Agent, CIBC Inc., as Documentation
                            Agent, Morgan Guaranty Trust Company of New York, as
                            Documentation Agent, The Chase Manhattan Bank, as
                            Syndication Agent, and the Co-Agents and other lenders
                            signatory thereto.
         10.33           -- Credit Agreement, dated as of December 18, 1997, among
                            Chauvco, Canadian Imperial Bank of Commerce, as Agent,
                            and the other lenders named therein (incorporated by
                            reference to Exhibit 10.3 to the Company's Current Report
                            on Form 8-K, File No. 001-13245, filed with the SEC on
                            January 2, 1998).
         10.34*          -- First Amending Agreement, dated June 29, 1998, among
                            Pioneer Natural Resources Canada Inc. (formerly Chauvco),
                            Canadian Imperial Bank of Commerce, and the lenders
                            thereto, with respect to the Credit Agreement identified
                            above as Exhibit 10.33.
         10.35           -- Note, dated December 22, 1997, between the Company, as
                            Borrower, and NationsBank of Texas, N.A., as lender
                            (incorporated by reference to Exhibit 10.21 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.36+          -- 1991 Stock Option Plan of Mesa (incorporated by reference to Exhibit 10(v) to Mesa's Annual Report on Form 10-K for
                            the period ended December 31, 1991).
         10.37+          -- 1996 Incentive Plan of Mesa (incorporated by reference to
                            Exhibit 10.28 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
         10.38+          -- Parker & Parsley Long-Term Incentive Plan, dated February
                            19, 1991 (incorporated by reference to Exhibit 4.1 to
                            Parker & Parsley's Registration Statement on Form S-8,
                            Registration No. 33-38971).
         10.39+          -- First Amendment to the Parker & Parsley Long-Term
                            Incentive Plan, dated August 23, 1991 (incorporated by
                            reference to Exhibit 10.2 to Parker & Parsley's
                            Registration Statement on Form S-1, dated February 28,
                            1992, Registration No. 33-46082).
         10.40+          -- The Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8, Registration No. 333-35087).
         10.41+          -- The Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration
                            Statement on Form S-8, Registration No. 333-35165).
         10.42*          -- Amendment No. 1 to the Company's Employee Stock Purchase
                            Plan, dated December 9, 1998.
         10.43+          -- The Company's Deferred Compensation Retirement Plan
                            (incorporated by reference to Exhibit 4.1 to the
                            Company's Registration Statement on Form S-8,
                            Registration No. 333-39153).
         10.44+          -- Pioneer USA 401(k) Plan (incorporated by reference to
                            Exhibit 4.1 to the Company's Registration Statement on
                            Form S-8, Registration No. 333-39249).
         10.45+          -- Pioneer USA Matching Plan (incorporated by reference to
                            Exhibit 10.42 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1997, File No.
                            001-13245).
         10.46+          -- Omnibus Amendment to Nonstatutory Stock Option
                            Agreements, included as part of the Parker & Parsley
                            Long-Term Incentive Plan, dated as of November 16, 1995,
                            between Parker & Parsley and Named Executive Officers
                            identified on Schedule 1 setting forth additional details
                            relating to the Parker & Parsley Long-Term Incentive Plan
                            (incorporated by reference to Parker & Parsley's Annual
                            Report on Form 10-K for the year ended December 31, 1995,
                            File No. 001-10695).
         10.47+          -- Mesa Management Severance Plan, dated April 4, 1997,
                            including a Schedule of Participants on Schedule A for
                            the purpose of defining the payment of certain benefits
                            upon the termination of the officer's employment under
                            certain circumstances (incorporated by reference to
                            Exhibit 10.29 to the Company's Registration Statement on
                            Form S-4, dated June 27, 1997, Registration No.
                            333-26951).
         10.48+          -- Severance Agreement, dated as of August 8, 1997, between the Company and Scott D. Sheffield, together with a
                            schedule identifying substantially identical agreements
                            between the Company and each of the other named executive
                            officers identified on Schedule I for the purpose of
                            defining the payment of certain benefits upon the
                            termination of the officer's employment under certain
                            circumstances (incorporated by reference to Exhibit 10.7
                            to the Company's Quarterly Report on Form 10-Q for the
                            period ended September 30, 1997, File No. 001-13245).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.49+          -- Indemnification Agreement, dated as of August 8, 1997,
                            between the Company and Scott D. Sheffield, together with
                            a schedule identifying substantially identical agreements
                            the Company and each of the Company's other directors and
                            named executive officers identified on Schedule I
                            (incorporated by reference to Exhibit 10.8 to the
                            Company's Quarterly Report on Form 10-Q for the period
                            ended September 30, 1997, File No. 001-13245).
         10.50           -- Purchase and Sale Agreement, dated as of October 22,
                            1997, between Cometra Energy, L.P., and Pioneer USA
                            (incorporated by reference to Exhibit 10.22 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on January 2, 1998).
         10.51           -- Combination Agreement, dated September 3, 1997, between the Company and Chauvco (incorporated by reference to
                            Exhibit 2.1 to the Company's Current Report on Form 8-K,
                            File No. 001-13245, filed with the SEC on October 2,
                            1997).
         10.52           -- Plan of Arrangement, as amended, under Section 186 of the
                            Business Corporations Act (Alberta) (incorporated by
                            reference to Exhibit 2.2 to the Company's Current Report
                            on Form 8-K, File No. 001-13245, filed with the SEC on
                            January 2, 1998).
         10.53           -- Support Agreement, dated as of December 18, 1997, between the Company and Pioneer Canada (incorporated by reference
                            to Exhibit 2.3 to the Company's Current Report on Form
                            8-K, File No. 001-13245, filed with the SEC on January 2,
                            1998).
         10.54           -- Stock Purchase Agreement, dated April 26, 1996, between
                            Mesa and DNR (incorporated by reference to Exhibit No. 10
                            to Mesa's Current Report on Form 8-K filed with the SEC
                            on April 29, 1996).
         10.55           -- "B" Contract Production Allocation Agreement, dated July
                            29, 1991, and effective as of January 1, 1991, between
                            Colorado Interstate Gas Company and Mesa Operating
                            Limited Partnership (incorporated by reference to Exhibit
                            10(r) to Mesa's Annual Report on Form 10-K for the period
                            ended December 31, 1991).
         10.56           -- Amendment to "B" Contract Production Allocation Agreement
                            effective as of January 1, 1993, between Colorado
                            Interstate Gas Company and Mesa Operating Limited
                            Partnership (incorporated by reference to Exhibit 10.24
                            to Mesa's Registration Statement on Form S-1,
                            Registration No. 33-51909).
         10.57           -- Amarillo Supply Agreement between Mesa Operating Limited
                            Partnership, Seller, and Energas Company, a division of
                            Atmos Energy Corporation, Buyer, dated effective January
                            2, 1993 (incorporated by reference to Exhibit 10.14 to
                            Mesa's Annual Report on Form 10-K for the period ended
                            December 31, 1995).
         10.58+          -- Agreement of Partnership of P&P Employees 89-B Conv.,
                            L.P. (formerly P&P Employees 89-B GP), dated October 31,
                            1989, among Parker & Parsley, Ltd. and the Investor
                            Partners (as defined therein, which includes individuals
                            who are directors and executive officers of Parker &
                            Parsley), together with a schedule identifying
                            substantially identical documents and setting forth the
                            material details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.50 to Parker & Parsley's Registration Statement on
                            Form S-4, dated December 31, 1990, Registration No.
                            33-38436).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.59+          -- Amendment to Agreement of Partnership of P&P Employees
                            89-B GP, dated May 31, 1990, among Parker & Parsley, Ltd.
                            and the Investor Partners (as defined therein, which
                            includes individuals who are directors and executive
                            officers of Parker & Parsley), together with a schedule
                            identifying substantially identical documents and setting
                            forth the material details in which those documents
                            differ from the foregoing document (incorporated by
                            reference to Exhibit 10.51 to Parker & Parsley's
                            Registration Statement on Form S-4, dated December 31,
                            1990, Registration No. 33-38436).
         10.60+          -- Schedule identifying additional documents substantially identical to the Amendment to Agreement of Partnership of
                            P&P Employees 89-B GP included as Exhibit 10.59 and
                            setting forth the material details in which those
                            documents differ from that document (incorporated by
                            reference to Exhibit 10.52 to Parker & Parsley's
                            Registration Statement on Form S-1, dated February 28,
                            1992, Registration No. 33-46082).
         10.61+          -- Agreement of Partnership of P&P Employees 90 Spraberry
                            Private Development GP, dated October 16, 1990, among
                            Parker & Parsley, Ltd., James D. Moring, and the General
                            Partners (as defined therein, which includes individuals
                            who are directors and executive officers of Parker &
                            Parsley), and form of Amendment to Agreement of
                            Partnership of P&P Employees 90 Spraberry Private
                            Development GP, together with a schedule identifying
                            substantially identical documents and setting forth the
                            material details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.52 to Parker & Parsley's Registration Statement on
                            Form S-4, dated December 31, 1990, Registration No.
                            33-38436).
         10.62+          -- Amendment to Agreement of Partnership of Parker & Parsley
                            90-A GP, dated February 19, 1991, among Parker & Parsley
                            Development Company and the Investor Partners (as defined
                            therein, which includes individuals who are directors and
                            executive officers of Parker & Parsley), together with a
                            schedule identifying substantially identical documents
                            and setting forth the material details in which those
                            documents differ from the foregoing document
                            (incorporated by reference to Exhibit 10.58 to Parker &
                            Parsley's Registration Statement on Form S-1, dated
                            February 28, 1992, Registration No. 33-46082).
         10.63+          -- Agreement of Partnership of P&P Employees 91-A, GP, dated
                            September 30, 1991, among Parker & Parsley Development
                            Company, James D. Moring, and the General Partners (as
                            defined therein, which includes individuals who are
                            directors and executive officers of Parker & Parsley),
                            together with a schedule identifying substantially
                            identical documents and setting forth the material
                            details in which those documents differ from the
                            foregoing document (incorporated by reference to Exhibit
                            10.61 to Parker & Parsley's Registration Statement on
                            Form S-1, dated February 28, 1992, Registration No.
                            33-46082).
         10.64+          -- Amendment to Agreement of Partnership of P&P Employees 90
                            Spraberry Private Development GP, dated April 22, 1991,
                            among the Partners (as defined therein, which includes
                            individuals who are directors and executive officers of
                            Parker & Parsley) (incorporated by reference to Exhibit
                            10.67 to Parker & Parsley's Registration Statement on
                            Form S-1, dated February 28, 1992, Registration No.
                            33-46082).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.65           -- Share Purchase Agreement, dated February 13, 1998, among the Company, Trimac Corporation and 761795 Alberta Ltd.
                            (incorporated by reference to Exhibit 99.1 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on February 23, 1998).
         10.66           -- Share Purchase Agreement, dated February 13, 1998, among the Company, 398215 Alberta Ltd. and Guy J. Turcotte
                            (incorporated by reference to Exhibit 99.2 to the
                            Company's Current Report on Form 8-K, File No. 001-13245,
                            filed with the SEC on February 23, 1998).
         10.67           -- Option to Purchase Agreement, dated December 16, 1998, by and among Costilla Energy, Inc. ("Costilla"), Pioneer
                            USA, and Pioneer Resources Producing, L.P. (incorporated
                            by reference to Exhibit 1 to the Company's statement on
                            Schedule 13D relating to the common stock of Costilla,
                            filed with the SEC on December 22, 1998, File No.
                            0-21411).
         10.68           -- Purchase and Sale Agreement, dated December 16, 1998, by and among Costilla, Pioneer USA, and Pioneer Resources
                            Producing, L.P. (incorporated by reference to Exhibit 2
                            to the Company's statement on Schedule 13D relating to
                            the common stock of Costilla, filed with the SEC on
                            December 22, 1998, File No. 0-21411).
         10.69*          -- Second Amended and Restated Credit Facility Agreement
                            (Primary Facility) by and among Pioneer Natural Resources
                            Company, as Borrower, NationsBank, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guarantee Trust Company of New York, as
                            Documentation Agent, Chase Bank of Texas, National
                            Association, as Syndication Agent, The Co-Agents and
                            certain other lenders dated as of March 19, 1999.
         10.70*          -- Second Amended and Restated Credit Facility Agreement
                            (364 Day Facility) by and among Pioneer Natural Resources
                            Company, as Borrower, NationsBank, N.A., as
                            Administrative Agent, CIBC Inc., as Documentation Agent,
                            Morgan Guarantee Trust Company of New York, as
                            Documentation Agent, Chase Bank of Texas, National
                            Association, as Syndication Agent, The Co-Agents and
                            certain other lenders dated as of March 19, 1999.
         11.1*           -- Statement of Computation of Earnings per Share.
         21.1*           -- Subsidiaries of the registrant.
         23.1*           -- Consent of Ernst & Young LLP.
         23.2*           -- Consent of KPMG LLP.
         27.1*           -- Financial Data Schedule.

---------------

* Filed herewith.

+ Executive Compensation Plan or Arrangement previously filed pursuant to Item
  14(c).