Form 10-Q
period 1999-03-31
PIONEER NATURAL RESOURCES CO
filed 1999-05-10
CIK 1038357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           COMMISSION FILE NO. 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)



                              DELAWARE                                                         75-2702753
                  -------------------------------                                        ---------------------
                  (State or other jurisdiction of                                           (I.R.S. Employer
                  incorporation or organization)                                         Identification Number)

1400 WILLIAMS SQUARE WEST, 5205 N. O'CONNOR BLVD., IRVING, TEXAS                                    75039
----------------------------------------------------------------                                 ----------
                     (Address of principal executive offices)                                    (Zip code)

       Registrant's Telephone Number, including area code : (972) 444-9001

                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES   [X]   NO   [ ]

NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
     AS OF APRIL 30, 1999................................100,300,023

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                                                         Page
                                                                                                         ----

                                           PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 ............        3

                Consolidated Statements of Operations and Comprehensive Income (Loss)
                   for the three months ended March 31, 1999 and 1998..............................        5

                Consolidated Statement of Stockholders' Equity for the three months ended
                   March 31, 1999..................................................................        6

                Consolidated Statements of Cash Flows for the three months ended March 31,
                   1999 and 1998...................................................................        7

                Notes to Consolidated Financial Statements.........................................        8

Item 2.         Management's Discussion and Analysis of Financial Condition and Results
                   of Operations...................................................................       22

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.........................       33


                                            PART II. OTHER INFORMATION

Item 1.         Legal Proceedings..................................................................       38

Item 6.         Exhibits and Reports on Form 8-K...................................................       38

                Signatures.........................................................................       39

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)




                                                                                 MARCH 31,    DECEMBER 31,
                                                                                   1999          1998
                                                                               -------------  -----------
                                                                                (Unaudited)

                                   ASSETS
Current assets:
  Cash and cash equivalents ................................................   $    33,563    $    59,221
  Accounts receivable:
    Trade, net .............................................................        29,456         33,384
    Affiliates .............................................................         1,899          3,657
    Oil and gas sales ......................................................        77,666         73,479
  Inventories ..............................................................        13,450         15,221
  Deferred income taxes ....................................................         5,700          7,100
  Other current assets .....................................................         9,546          9,926
                                                                               -----------    -----------
      Total current assets .................................................       171,280        201,988
                                                                               -----------    -----------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
         Proved properties .................................................     3,662,266      3,621,630
         Unproved properties ...............................................       340,578        342,589
  Accumulated depletion, depreciation and amortization .....................      (998,541)      (930,111)
                                                                               -----------    -----------
                                                                                 3,004,303      3,034,108
                                                                               -----------    -----------
Deferred income taxes ......................................................        98,200         96,800
Other property and equipment, net ..........................................        51,612         55,010
Other assets, net ..........................................................        91,734         93,408
                                                                               -----------    -----------
                                                                               $ 3,417,129    $ 3,481,314
                                                                               ===========    ===========





The financial information included as of March 31, 1999 has been prepared by management without audit by independent public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)




                                                                                    MARCH 31,      DECEMBER 31,
                                                                                       1999            1998
                                                                                   -----------     -----------
                                                                                   (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current maturities of long-term debt .......................................    $   339,282     $   306,521
   Accounts payable:
      Trade ...................................................................         68,227          94,937
      Affiliates ..............................................................            531           4,492
   Accrued interest payable ...................................................         22,104          33,194
   Other current liabilities ..................................................         76,467          87,688
                                                                                   -----------     -----------
            Total current liabilities .........................................        506,611         526,832
                                                                                   -----------     -----------

Long-term debt, less current maturities .......................................      1,869,134       1,868,744
Other noncurrent liabilities ..................................................        189,838         232,461
Deferred income taxes .........................................................         64,800          64,200
Stockholders' equity:
   Preferred stock, $.01 par value; 100,000,000 shares authorized;
      one share issued and outstanding ........................................           --              --
   Common stock, $.01 par value; 500,000,000 shares authorized; 100,837,415 and
      100,833,615 shares issued as of March 31,
      1999 and December 31, 1998, respectively ................................          1,008           1,008
   Additional paid-in-capital .................................................      2,348,071       2,347,996
   Treasury stock, at cost; 537,392 shares as of March 31, 1999
      and December 31, 1998 ...................................................        (10,388)        (10,388)
   Retained deficit ...........................................................     (1,554,943)     (1,552,442)
   Accumulated other comprehensive income:
         Cumulative translation adjustment ....................................          2,998           2,903
                                                                                   -----------     -----------
            Total stockholders' equity ........................................        786,746         789,077
                                                                                   -----------     -----------
Commitments and contingencies
                                                                                   $ 3,417,129     $ 3,481,314
                                                                                   ===========     ===========



The financial information included as of March 31, 1999 has been prepared by management without audit by independent public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                     ----------------------------
                                                                                        1999               1998
                                                                                     ---------          ---------
Revenues:
   Oil and gas .................................................................     $ 147,151          $ 197,369
   Interest and other ..........................................................        45,973              1,178
   Gain on disposition of assets, net ..........................................            67                 10
                                                                                     ---------          ---------
                                                                                       193,191            198,557
                                                                                     ---------          ---------
Costs and expenses:
   Oil and gas production ......................................................        47,194             55,142
   Depletion, depreciation and amortization ....................................        69,372             76,250
   Exploration and abandonments ................................................        11,776             23,949
   General and administrative ..................................................        10,249             20,025
   Reorganization ..............................................................         5,529             17,177
   Interest ....................................................................        42,521             39,478
   Other .......................................................................         8,651              6,780
                                                                                     ---------          ---------
                                                                                       195,292            238,801
                                                                                     ---------          ---------
Loss before income taxes .......................................................        (2,101)           (40,244)
Income tax (provision) benefit .................................................          (400)            13,400
                                                                                     ---------          ---------
Net loss .......................................................................        (2,501)           (26,844)

Other comprehensive income:
   Translation adjustment ......................................................            95                940
                                                                                     ---------          ---------

Comprehensive loss .............................................................     $  (2,406)         $ (25,904)
                                                                                     =========          =========

Net loss per share:
   Basic .......................................................................     $    (.02)         $    (.27)
                                                                                     =========          =========
   Diluted .....................................................................     $    (.02)         $    (.27)
                                                                                     =========          =========

Dividends declared per share ...................................................     $    --            $     .05
                                                                                     =========          =========

Weighted average shares outstanding ............................................       100,300            100,545
                                                                                     =========          =========




The financial information included herein has been prepared by management without audit by independent public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                    COMMON                                                            ACCUMULATED
                                     STOCK                   ADDITIONAL                                  OTHER          TOTAL
                                     SHARES       COMMON      PAID-IN       TREASURY     RETAINED     COMPREHENSIVE  STOCKHOLDERS'
                                   OUTSTANDING     STOCK      CAPITAL        STOCK        DEFICIT       INCOME         EQUITY
                                   -----------  -----------  -----------  -----------   -----------   -------------  -------------
Balance as of January 1, 1999 ...      100,296  $     1,008  $ 2,347,996  $   (10,388)  $(1,552,442)  $       2,903  $     789,077

   Restricted stock awards ......            3         --             69         --            --              --               69
   Stock options exercised ......            1         --              6         --            --              --                6
   Net loss .....................         --           --           --           --          (2,501)           --           (2,501)
   Other comprehensive income:
      Translation adjustment ....         --           --           --           --            --                95             95
                                   -----------  -----------  -----------  -----------   -----------   -------------  -------------
Balance as of March 31, 1999 ....      100,300  $     1,008  $ 2,348,071  $   (10,388)  $(1,554,943)  $       2,998  $     786,746
                                   ===========  ===========  ===========  ===========   ===========   =============  =============

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                     ------------------------
                                                                                       1999            1998
                                                                                     ---------      ---------
Cash flows from operating activities:
   Net loss ....................................................................     $  (2,501)     $ (26,844)
   Adjustments to reconcile net loss to net cash provided by operating activities:
         Depletion, depreciation and amortization ..............................        69,372         76,250
         Exploration expenses, including dry holes .............................        10,310         15,834
         Deferred income taxes .................................................          (100)       (12,700)
         Gain on disposition of assets, net ....................................           (67)           (10)
         Other noncash items ...................................................       (30,286)        13,137
   Change in operating assets and liabilities, net of effects from acquisitions:
         Accounts receivable ...................................................         2,295          5,429
         Inventory .............................................................         1,815            825
         Other current assets ..................................................          (173)        (8,791)
         Accounts payable ......................................................       (26,514)        (7,832)
         Other current liabilities .............................................       (15,860)        13,753
                                                                                     ---------      ---------
               Net cash provided by operating activities .......................         8,291         69,051
                                                                                     ---------      ---------
Cash flows from investing activities:
   Payment for acquisitions, net of cash acquired ..............................          --             (429)
   Proceeds from disposition of assets .........................................         5,150         12,884
   Additions to oil and gas properties .........................................       (47,173)      (195,309)
   Other property additions, net ...............................................           101         (3,870)
                                                                                     ---------      ---------
               Net cash used in investing activities ...........................       (41,922)      (186,724)
                                                                                     ---------      ---------

Cash flows from financing activities:
   Borrowings under long-term debt .............................................       307,217        773,183
   Principal payments on long-term debt ........................................      (279,741)      (615,719)
   Payment of noncurrent liabilities ...........................................       (12,927)       (21,434)
   Dividends ...................................................................          --           (5,056)
   Purchase of treasury stock ..................................................          --           (5,572)
   Deferred loan fees/issuance costs ...........................................        (6,891)        (5,290)
                                                                                     ---------      ---------
               Net cash provided by financing activities .......................         7,658        120,112
                                                                                     ---------      ---------

Net increase (decrease) in cash and cash equivalents ...........................       (25,973)         2,439
Effect of exchange rate changes on cash and cash equivalents ...................           315           --
Cash and cash equivalents, beginning of period .................................        59,221         71,713
                                                                                     ---------      ---------
Cash and cash equivalents, end of period .......................................     $  33,563      $  74,152
                                                                                     =========      =========


The financial information included herein has been prepared by management without audit by independent public accountants.


The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE A.         ORGANIZATION AND NATURE OF OPERATIONS

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company was formed by the merger of Parker & Parsley Petroleum Company and MESA Inc. ("Mesa") on August 7, 1997. The Company was significantly expanded by the subsequent acquisition of the Canadian and Argentine oil and gas business of Chauvco Resources Ltd ("Chauvco"), a publicly traded independent oil and gas company based in Calgary, Canada on December 18, 1997. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Mid Continent, Southwestern and onshore and offshore Gulf Coast regions of the United States and in Argentina, Canada and South Africa.

NOTE B.         BASIS OF PRESENTATION

       In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE C.         AMENDED CREDIT FACILITIES

         As of March 31, 1999 and December 31, 1998, the Company had $1.28 billion and $1.25 billion of respective borrowings under credit facility agreements financed by a syndicate of banks (the "Banks"). As of December 31, 1998, the Company's credit facility borrowings included $974 million of borrowings (excluding $19.6 million of undrawn letters of credit) outstanding under a $1.075 billion credit facility (the "Primary Facility"), $276 million of borrowings under a $290 million Canadian credit facility (the "Canadian Facility") and no borrowings outstanding under the Company's $85 million 364-day credit facility (the "364-day Facility). Total loan commitments under these facilities were $1.44 billion on December 31, 1998.

         On March 19, 1999, the Company and the Banks executed amendments to the credit facility agreements that combined the Primary Facility and the Canadian Facility into one facility (the "Credit Facility"). The 364-day Facility will expire by its terms in August, 1999. The terms of the Credit Facility provide for a $495 million combined reduction in loan commitments (to $941 million), prior to December 31, 1999. Additionally, the amendments provide for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees; and, the amendments provide for the maintenance of certain associated debt covenants, the most restrictive of which being the maintenance of an annualized ratio of outstanding Company senior debt to earnings before interest, depletion, depreciation, amortization, income taxes, exploration and abandonment and other non-cash expenses not to exceed 5.75 to one through September 30, 1999, 4.25 to one for the period of October 1, 1999 through March 31, 2000, and 3.5 to one, thereafter. To satisfy the commitment reduction provisions of the Credit Facility, the Company intends to reduce its outstanding borrowings through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures, borrowings under subordinated debt agreements or additional issuances of equity.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


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

Masterson

        In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et. al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, the Company, as successor to Mesa, has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against the Company for any such royalty underpayment which may be allocable to the Company. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

        On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit Court of Appeals, where oral arguments were heard in December 1998 and a decision could be announced by the end of the second quarter of 1999.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

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

        The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of March 31, 1999, the Company has set aside approximately $30 million, including accrued interest, in an escrow account and has a corresponding amount recorded as other current liabilities in the accompanying Consolidated Balance Sheet as of March 31, 1999.

NOTE E. COMMODITY HEDGE DERIVATIVES

        The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

        Crude oil. All material purchase contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts as of March 31, 1999.

                                                                                                          YEARLY
                                                          SECOND           THIRD         FOURTH         OUTSTANDING
                                                          QUARTER         QUARTER        QUARTER          AVERAGE
                                                       -------------   -------------  -------------   -------------
Daily oil production:
  1999 - Swap Contracts*
      Volume (Bbl)                                         16,000         16,000         16,000           16,000
      Price per Bbl                                        $15.32         $15.32         $15.32           $15.32

  1999 - Collar Contracts
      Volume (Bbl)                                          2,000          2,000          2,000            2,000
      Price per Bbl                                    $15.00-$17.60   $15.00-$17.60  $15.00-$17.60   $15.00-$17.60

  1999 - Purchased Put
   Contracts**
      Volume (Bbl)                                         10,000         10,000         10,000           10,000
      Price per Bbl                                        $15.00         $15.00         $15.00           $15.00

----------------
    * Certain counterparties to the Swap Contracts have the contractual right to extend 10,000 Bbl's per day for an additional year at a price of $15.00 per Bbl.

  ** Concurrent with the Company's purchase of the Put Contracts, the Company sold 1999 put contracts to the counterparties for an equal volume at an average strike price of $11.00 per Bbl. Consequently, if the weighted average 1999 index price falls below $11.00 per Bbl, the Company will receive the weighted average index price for the notional contract volumes plus approximately $4.00 per Bbl.


      The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and net effects of settlements of oil price hedges to revenue:


                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                      1999         1998
                                                                  -----------  -----------
     Average price reported per Bbl                               $     11.80  $     13.97
     Average price realized per Bbl                               $     11.02  $     13.16
     Addition to revenue (in millions)                            $      3.5   $      4.6

      Natural gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of March 31, 1999. Prices included herein represent the Company's weighted average index price per MMBtu and, as an additional point of reference, the weighted average price for the portion of the Company's gas which is hedged based on NYMEX.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

                                                                                                         YEARLY
                                          FIRST          SECOND          THIRD           FOURTH       OUTSTANDING
                                          QUARTER        QUARTER         QUARTER         QUARTER        AVERAGE
Daily gas production:                 -----------     -----------     -----------     -----------     -----------
  1999 - Swap Contracts*
      Volume (Mcf)                                        106,247         156,800         133,851         132,394
      Index price per MMBtu                                 $2.21           $2.21           $2.24           $2.22
      NYMEX price per MMBtu                                 $2.39           $2.39           $2.39           $2.39

  1999 - Collar Contracts**
      Volume (Mcf)                                        109,818         163,827         154,991         142,999
      Index price per MMBtu                           $2.06-$2.61     $2.06-$2.61     $2.09-$2.65     $2.07-$2.63

  2000 - Swap Contracts*
      Volume (Mcf)                         49,223          49,223          49,223          49,223          49,223
      Index price per MMBtu                 $2.17           $2.17           $2.17           $2.17           $2.17

  2000 - Collar Contracts***
      Volume (Mcf)                        103,223         103,223         103,223         100,571         102,557
      Index price per MMBtu           $2.09-$2.67     $2.09-$2.67     $2.09-$2.67     $2.10-$2.69     $2.09-$2.68


----------------
* Certain counterparties to the 1999 and 2000 Swap Contracts have the contractural right to extend 35,000 and 48,861 Mcf per day, respectively, for an additional year at weighted average strike prices of $2.40 and $2.21 per MMBtu, respectively.

** Concurrent with the Company's purchase of certain of the 1999 Collar Contracts, the Company has sold 1999 put contracts to the counterparties for an average volume of 110,481 Mcf per day at an average index price of $1.82 per MMBtu. Consequently, if the weighted average 1999 index price falls below $1.82 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.30 per MMBtu. 65,000 Mcf per day of the 1999 Collar Contracts and associated put contracts sold are extendable at the option of the counterparties for a period of one year at average per MMBtu strike prices of $2.18-$2.79 for the collar contracts and $1.88 for the put contracts.

*** Concurrent with the Company's purchase of the 2000 Collar Contracts, the Company sold 2000 put contracts to the counterparties for an equal volume at an average index price of $1.80 per MMBtu. Consequently, if the weighted average 2000 index price falls below $1.80 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.29 per MMBtu. 84,482 Mcf per day of the 2000 Collar Contracts and associated put contracts are extendable for one year at the option of the counterparties at average per MMBtu prices of $2.13-$2.79 for the collar contracts and $1.84 for the put contracts.


      The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and net effects of settlements of gas price hedges to revenue:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                 1999         1998
                                                             -----------  -----------
     Average price reported per Mcf                          $      1.71  $      2.07
     Average price realized per Mcf                          $      1.50  $      1.94
     Addition to revenue (in millions)                       $      9.3   $      5.5

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

NOTE F. OTHER INCOME

        In December 1998, the Company announced the sale of an exclusive and irrevocable option to a third party to purchase, on or before March 31, 1999, certain oil and gas properties of the Company. In consideration for the option, the third party paid an option fee of $41.3 million to the Company. The third party was unable to complete the purchase of the Company's oil and gas properties. Accordingly, interest and other revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 1999 includes other income of $41.3 million. Other noncash items in the accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 1999 includes a $41.3 million reduction for this noncash component of earnings.

NOTE G. MARK-TO-MARKET FINANCIAL INSTRUMENTS

        The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 1999 and 1998 include non-cash, pre-tax mark-to-market increases to the liabilities recognized for the BTU swap agreements of $2.0 million and $6.2 million, respectively. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The effects on the Company's results of operations in future periods could be significant.

        During the fourth quarter of 1998, the Company received three million shares of common stock of a closely held, non-affiliated, publicly traded entity in partial payment of option fees referred to in Note F, above. During the three months ended March 31, 1999, the market quoted value of the three million shares of common stock declined by $4.9 million to $7.1 million. Accordingly, other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 1999 includes a non-cash, pre-tax mark-to-market decrease to the carrying value of the investment of $4.9 million. The investment in the common stock of the non-affiliated entity will continue to be marked-to-market at the end of each reporting period.

        The company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the company recorded a $2.6 million non-cash pre-tax mark-to-market decrease to the recognized liabilities associated with these agreements during the three months ended March 31, 1999. These contracts will continue to be marked-to-market until they mature at various dates in the fourth quarter of 2000 and the effects on the Company's results of operations in future periods could be significant.

        During the first quarter of 1999, the Company sold NYMEX crude oil calls for 8,000 barrels per day of oil, at a weighted average strike price of $17.15 per barrel, for a nine month period ending on December 31, 1999. Additionally, the Company sold calls that provide the counter party an option to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, for a twenty-one month period beginning April 1, 1999 and ending on December 31, 2000, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.70 per MMBtu. These contracts do not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 1999 includes a $2.6 million non-cash, pre-tax mark-to-market increase to the liability recognized on these contracts.

NOTE H. REORGANIZATION

        During 1998, the Company announced its intentions to reorganize its operations to realize additional operational and administrative efficiencies. During the three months ended March 31, 1999 and 1998, the Company recorded severance, relocation, lease termination and other costs of $5.5 million and $17.2 million, respectively, relating to the reorganization. The $5.5 million of reorganization costs recognized during the first quarter of 1999 primarily consisted of relocation costs that were related to the Company's 1998 initiatives, but were not incurred until 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


NOTE I. GEOGRAPHIC OPERATING SEGMENT INFORMATION

        The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. Since the merger with Mesa and the acquisition of Chauvco, the Company has had reportable operations in the United States, Argentina and Canada.

        The following table provides the interim geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information." Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.


                                         UNITED                                 OTHER      HEADQUARTERS   CONSOLIDATED
                                         STATES     ARGENTINA     CANADA       FOREIGN      AND OTHER       TOTAL
                                       ---------    ---------    ---------    ---------    ------------   ------------
                                                                         (in thousands)
THREE MONTHS ENDED MARCH 31, 1999:
  Oil and gas revenue ..............   $ 117,473    $  14,547    $  15,131    $    --      $       --     $    147,151
  Interest and other ...............        --           --           --           --            45,973         45,973
  Gain on disposition of assets ....        --           --           --           --                67             67
                                       ---------    ---------    ---------    ---------    ------------   ------------
                                         117,473       14,547       15,131         --            46,040        193,191
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Production costs .................      37,519        4,393        5,282         --              --           47,194
  Depletion, depreciation and
  amortization .....................      48,987        8,201        7,581         --             4,603         69,372
  Exploration and abandonments .....       7,857          819        1,811        1,289            --           11,776
  General and administrative .......        --           --           --           --            10,249         10,249
  Reorganization ...................        --           --           --           --             5,529          5,529
  Interest .........................        --           --           --           --            42,521         42,521
  Other ............................        --           --           --           --             8,651          8,651
                                       ---------    ---------    ---------    ---------    ------------   ------------
                                          94,363       13,413       14,674        1,289          71,553        195,292
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Income (loss) before income taxes       23,110        1,134          457       (1,289)        (25,513)        (2,101)
  Income tax benefit (provision) ...      (8,551)        (374)        (200)         451           8,274           (400)
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Net income (loss) ................   $  14,559    $     760    $     257    $    (838)   $    (17,239)  $     (2,501)
                                       =========    =========    =========    =========    ============   ============

THREE MONTHS ENDED MARCH 31, 1998:
  Oil and gas revenue ..............   $ 164,703    $  16,224    $  16,442    $    --      $       --     $    197,369
  Interest and other ...............        --           --           --           --             1,178          1,178
  Gain on disposition of assets ....        --           --           --           --                10             10
                                       ---------    ---------    ---------    ---------    ------------   ------------
                                         164,703       16,224       16,442         --             1,188        198,557
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Production costs .................      44,345        5,122        5,675         --              --           55,142
  Depletion, depreciation and
  amortization .....................      54,774        9,440        8,941         --             3,095         76,250
  Exploration and abandonments .....      10,427        3,199        7,843        2,480            --           23,949
  General and administrative .......        --           --           --           --            20,025         20,025
  Reorganization ...................        --           --           --           --            17,177         17,177
  Interest .........................        --           --           --           --            39,478         39,478
  Other ............................        --           --           --           --             6,780          6,780
                                       ---------    ---------    ---------    ---------    ------------   ------------
                                         109,546       17,761       22,459        2,480          86,555        238,801
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Income (loss) before income taxes       55,157       (1,537)      (6,017)      (2,480)        (85,367)       (40,244)
  Income tax benefit (provision) ...     (20,408)         508        2,629          868          29,803         13,400
                                       ---------    ---------    ---------    ---------    ------------   ------------
  Net income (loss) ................   $  34,749    $  (1,029)   $  (3,388)   $  (1,612)   $    (55,564)  $    (26,844)
                                       =========    =========    =========    =========    ============   ============

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)


NOTE J.       PIONEER USA

      Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Balance Sheets, Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis.
Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS


                                                           PIONEER
                                                           NATURAL
                                                          RESOURCES                         NON-
                                                           COMPANY         PIONEER       GUARANTOR                      THE
                                                           (PARENT)          USA        SUBSIDIARIES   ELIMINATIONS    COMPANY
                                                          -----------    -----------    ------------   ------------  -----------
Current assets:
  Cash and cash equivalents ...........................   $        53    $    30,370    $     3,140    $             $    33,563
  Accounts receivable:
     Trade ............................................            20         72,867         34,235                      107,122
     Affiliate ........................................     2,545,570     (1,855,025)      (688,646)                       1,899
  Inventories .........................................          --            8,001          5,449                       13,450
  Deferred income taxes ...............................         5,700           --             --                          5,700
  Other current assets ................................            78          7,655          1,813                        9,546
                                                          -----------    -----------    -----------                  -----------
            Total current assets ......................     2,551,421     (1,736,132)      (644,009)                     171,280
                                                          -----------    -----------    -----------                  -----------

Property, plant and equipment, at cost:
  Oil and gas properties, using the
  successful efforts method of accounting:
      Proved properties ...............................          --        2,700,693        961,573                    3,662,266
      Unproved properties .............................          --           58,507        282,071                      340,578
  Accumulated depletion, depreciation
  and amortization ....................................          --         (800,810)      (197,731)                    (998,541)
                                                          -----------    -----------    -----------                  -----------
                                                                 --        1,958,390      1,045,913                    3,004,303
                                                          -----------    -----------    -----------                  -----------
Deferred income taxes .................................        98,200           --             --                         98,200
Other property and equipment, net .....................          --           35,341         16,271                       51,612
Other assets, net .....................................        15,651         37,361         38,722                       91,734
Investment in subsidiaries ............................       157,817        148,784           --          (306,601)        --
                                                          -----------    -----------    -----------                  -----------
                                                          $ 2,823,089    $   443,744    $   456,897                  $ 3,417,129
                                                          ===========    ===========    ===========                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Current maturities of long-term debt ................   $   336,716    $     1,122    $     1,444                  $   339,282
  Accounts payable:
    Trade .............................................           871         38,965         28,391    $                  68,227
    Affiliates ........................................            26            505           --                            531
  Other current liabilities ...........................        14,416         75,533          8,622                       98,571
                                                          -----------    -----------    -----------                  -----------
            Total current liabilities .................       352,029        116,125         38,457                      506,611
                                                          -----------    -----------    -----------                  -----------

Long-term debt, less current maturities ...............     1,857,385            608         11,141                    1,869,134
Other noncurrent liabilities ..........................          --          150,654         39,184                      189,838
Deferred income taxes .................................          --             --           64,800                       64,800

Stockholders' equity:
  Partners' capital ...................................          --             --               22             (22)        --
  Common stock ........................................           946              1             64              (3)       1,008
  Additional paid-in-capital ..........................     2,177,145      2,022,076        589,778      (2,440,928)   2,348,071
  Treasury stock, at cost .............................       (10,388)          --             --                        (10,388)
  Retained deficit ....................................    (1,554,028)    (1,845,720)      (289,547)      2,134,352   (1,554,943)
  Cumulative translation adjustment ...................          --             --            2,998                        2,998
                                                          -----------    -----------    -----------                  -----------
            Total stockholders' equity ................       613,675        176,357        303,315                      786,746
                                                          -----------    -----------    -----------                  -----------
Commitments and contingencies
                                                          $ 2,823,089    $   443,744    $   456,897                  $ 3,417,129
                                                          ===========    ===========    ===========                  ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                 (in thousands)

                                     ASSETS

                                                           PIONEER
                                                            NATURAL
                                                           RESOURCES                        NON-
                                                            COMPANY        PIONEER       GUARANTOR                      THE
                                                            (PARENT)         USA        SUBSIDIARIES   ELIMINATIONS    COMPANY
                                                          -----------    -----------    ------------   ------------  -----------
Current assets:
  Cash and cash equivalents ...........................   $     3,161    $    37,932    $    18,128    $             $    59,221
  Accounts receivable:
     Trade ............................................           636         75,236         30,991                      106,863
     Affiliate ........................................     2,240,421     (1,828,672)      (408,092)                       3,657
  Inventories .........................................          --            8,930          6,291                       15,221
  Deferred income taxes ...............................         7,100           --             --                          7,100
  Other current assets ................................            87          8,868            971                        9,926
                                                          -----------    -----------    -----------                  -----------
            Total current assets ......................     2,251,405     (1,697,706)      (351,711)                     201,988
                                                          -----------    -----------    -----------                  -----------

Property, plant and equipment, at cost:
  Oil and gas properties, using the
  successful efforts method of accounting:
      Proved properties ...............................          --        2,678,637        942,993                    3,621,630
      Unproved properties .............................          --           58,989        283,600                      342,589
  Accumulated depletion, depreciation
  and amortization ....................................          --         (753,570)      (176,541)                    (930,111)
                                                          -----------    -----------    -----------                  -----------

                                                                 --        1,984,056      1,050,052                    3,034,108
                                                          -----------    -----------    -----------                  -----------
Deferred income taxes .................................        96,800           --             --                         96,800
Other property and equipment, net .....................          --           38,229         16,781                       55,010
Other assets, net .....................................         9,787         43,557         40,064                       93,408
Investment in subsidiaries ............................       135,204        148,257           --          (283,461)        --
                                                          -----------    -----------    -----------                  -----------
                                                          $ 2,493,196    $   516,393    $   755,186                  $ 3,481,314
                                                          ===========    ===========    ===========                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt ................   $   212,302    $     1,189    $    93,030                  $   306,521
  Accounts payable:
    Trade .............................................           697         56,723         37,517                       94,937
    Affiliates ........................................            29          4,463           --                          4,492
  Other current liabilities ...........................        21,001         84,759         15,122                      120,882
                                                          -----------    -----------    -----------                  -----------
            Total current liabilities .................       234,029        147,134        145,669                      526,832
                                                          -----------    -----------    -----------                  -----------

Long-term debt, less current maturities ...............     1,676,933            830        190,981                    1,868,744
Other noncurrent liabilities ..........................          --          189,325         43,136                      232,461
Deferred income taxes .................................          --             --           64,200                       64,200
Stockholders' equity:
  Partners capital ....................................          --             --               22             (22)        --
  Common stock ........................................           934              1             76              (3)       1,008
  Additional paid-in-capital ..........................     2,143,214      2,022,076        589,511      (2,406,805)   2,347,996
  Treasury stock, at cost .............................       (10,388)          --             --                        (10,388)
  Retained deficit ....................................    (1,551,526)    (1,842,973)      (281,312)      2,123,369   (1,552,442)
  Cumulative translation adjustment ...................          --             --            2,903                        2,903
                                                          -----------    -----------    -----------                  -----------
            Total stockholders' equity ................       582,234        179,104        311,200                      789,077
                                                          -----------    -----------    -----------                  -----------
Commitments and contingencies
                                                          $ 2,493,196    $   516,393    $   755,186                  $ 3,481,314
                                                          ===========    ===========    ===========                  ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                     PIONEER
                                      NATURAL
                                     RESOURCES                   NON-         CONSOLIDATED
                                      COMPANY     PIONEER     GUARANTOR         INCOME                             THE
                                     (PARENT)       USA      SUBSIDIARIES     TAX BENEFIT    ELIMINATIONS        COMPANY
                                     --------    ---------   ------------     ------------   ------------      ---------
Revenues:
  Oil and gas ...................   $            $ 110,082   $     37,069     $              $                 $ 147,151
  Interest and other ............          11       42,634          3,328                                         45,973
  Gain on disposition of assets,
  net ...........................        --             67           --                                               67
                                    ---------    ---------   ------------                                      ---------
                                           11      152,783         40,397                                        193,191
                                    ---------    ---------   ------------                                      ---------
Costs and expenses:
  Oil and gas production ........        --         36,046         11,148                                         47,194
  Depletion, depreciation and
      amortization ..............        --         48,099         21,273                                         69,372
  Exploration and abandonments ..        --          8,889          2,887                                         11,776
  General and administrative ....         320        7,460          2,469                                         10,249
  Reorganization ................        --          5,529           --                                            5,529
  Interest ......................      (9,619)      39,338         12,802                                         42,521
  Equity (income) loss from
      subsidiary ................      11,255         (273)          --                       (10,982)              --
  Other .........................         544        9,959         (1,852)                                         8,651
                                    ---------    ---------   ------------                                      ---------
                                        2,500      155,047         48,727                                        195,292
                                    ---------    ---------   ------------                                      ---------
Income (loss) before income taxes      (2,489)      (2,264)        (8,330)                                        (2,101)
Income tax (provision) benefit ..        --           (483)            95             (12)                          (400)
                                    ---------    ---------   ------------                                      ---------
Net income (loss) ...............      (2,489)      (2,747)        (8,235)                                        (2,501)

Other comprehensive income:
      Translation adjustment ....        --           --               95                                             95
                                    ---------    ---------   ------------                                      ---------
              Comprehensive loss    $  (2,489)   $  (2,747)  $     (8,140)                                     $  (2,406)
                                    =========    =========   ============                                      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                    PIONEER
                                     NATURAL
                                    RESOURCES                    NON-         CONSOLIDATED
                                     COMPANY     PIONEER      GUARANTOR         INCOME                         THE
                                    (PARENT)       USA       SUBSIDIARIES     TAX BENEFIT    ELIMINATIONS    COMPANY
                                   ---------    ---------    ------------     -----------    ------------   ---------
Revenues:
  Oil and gas ..................   $    --      $ 140,412    $     56,957     $              $              $ 197,369
  Interest and other ...........          38          863             765                            (488)      1,178
  Gain on disposition of assets,
      net ......................        --             10            --                                            10
                                   ---------    ---------    ------------                                   ---------
                                          38      141,285          57,722                                     198,557
                                   ---------    ---------    ------------                                   ---------
Costs and expenses:
  Oil and gas production .......        --         38,036          17,106                                      55,142
  Depletion, depreciation and
      amortization .............        --         46,378          29,872                                      76,250
  Exploration and abandonments .        --         11,597          12,352                                      23,949
  General and administrative ...         495       16,064           3,466                                      20,025
  Reorganization ...............        --         17,177            --                                        17,177
  Interest .....................      (4,041)      38,907           5,100                            (488)     39,478
  Equity (income) loss from
      subsidiary ...............      39,791       (2,774)           --                           (37,017)       --
  Other ........................        --          5,879             901                                       6,780
                                   ---------    ---------    ------------                                   ---------
                                      36,245      171,264          68,797                                     238,801
                                   ---------    ---------    ------------                                   ---------
Loss before income taxes .......     (36,207)     (29,979)        (11,075)                                    (40,244)
Income tax benefit .............        --           --             4,700         8,700                        13,400
                                   ---------    ---------    ------------                                   ---------
Net loss .......................     (36,207)     (29,979)         (6,375)                                    (26,844)

Other comprehensive income:
  Translation adjustment .......        --           --               940                                         940
                                   ---------    ---------    ------------                                   ---------
          Comprehensive loss ...   $ (36,207)   $ (29,979)   $     (5,435)                                  $ (25,904)
                                   =========    =========    ============                                   =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                          PIONEER
                                          NATURAL
                                         RESOURCES                     NON-          CONSOLIDATED
                                          COMPANY      PIONEER      GUARANTOR           INCOME                          THE
                                          (PARENT)       USA       SUBSIDIARIES      TAX BENEFIT     ELIMINATIONS     COMPANY
                                         ---------    ---------    ------------      ------------    ------------    ---------
Cash flows from operating activities:
  Net (income) loss ..................   $  (2,489)   $  (2,747)   $     (8,235)     $        (12)   $     10,982    $  (2,501)
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities:
        Depletion, depreciation
         and amortization ............        --         48,099          21,273                                         69,372
        Exploration and
         abandonments ................        --          8,233           2,077                                         10,310
        Deferred income taxes ........        --           --              (100)                                          (100)
        Gain on disposition of
         assets, net .................        --            (67)           --                                              (67)
        Other noncash items ..........      13,516      (30,835)         (1,985)                          (10,982)     (30,286)
  Change in working capital ..........    (310,943)       4,294         268,200                12                      (38,437)
                                         ---------    ---------    ------------                                      ---------
               Net cash provided
                by (used in) operating
                activities ...........    (299,916)      26,977         281,230                                          8,291
                                         ---------    ---------    ------------                                      ---------

Cash flows from investing activities:
  Proceeds from disposition of
   assets ............................        --          3,286           1,864                                          5,150
  Additions to oil and gas
   properties ........................        --        (24,798)        (22,375)                                       (47,173)
  Other property additions, net ......        --         (1,890)          1,991                                            101
                                         ---------    ---------    ------------                                      ---------
               Net cash used in
                 investing
                 activities ..........        --        (23,402)        (18,520)                                       (41,922)
                                         ---------    ---------    ------------                                      ---------

Cash flows from financing activities:
  Borrowings under long-term debt ....     306,925         --               292                                        307,217
  Principal payments on long-term
   debt ..............................      (3,226)        (290)       (276,225)                                      (279,741)
  Payment of noncurrent
   liabilities .......................        --        (10,847)         (2,080)                                       (12,927)
  Deferred loan fees/issuance
   costs .............................      (6,891)        --              --                                           (6,891)
                                         ---------    ---------    ------------                                      ---------
               Net cash provided by
                (used in) financing
                activities ...........     296,808      (11,137)       (278,013)                                         7,658
                                         ---------    ---------    ------------                                      ---------

Net decrease in cash and cash
  equivalents ........................      (3,108)      (7,562)        (15,303)                                       (25,973)
Effect of exchange rate changes on
  cash and cash equivalents ..........        --           --               315                                            315
Cash and cash equivalents,
  beginning of period ................       3,161       37,932          18,128                                         59,221
                                         ---------    ---------    ------------                                      ---------
Cash and cash equivalents, end
  of period ..........................   $      53    $  30,370    $      3,140                                      $  33,563
                                         =========    =========    ============                                      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (in thousands)
                                   (Unaudited)

                                        PIONEER
                                         NATURAL
                                        RESOURCES                   NON-         CONSOLIDATED
                                         COMPANY      PIONEER     GUARANTOR        INCOME                          THE
                                         (PARENT)       USA      SUBSIDIARIES    TAX BENEFIT    ELIMINATIONS     COMPANY
                                        ---------    ---------   ------------    ------------   ------------   ----------
Cash flows from operating activities:
  Net loss ..........................   $ (36,207)   $ (29,979)  $     (6,375)   $      8,700   $     37,017   $  (26,844)
  Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
        Depletion, depreciation
          and amortization ..........        --         46,378         29,872                                      76,250
        Exploration and
          abandonments ..............        --          5,075         10,759                                      15,834
        Deferred income taxes .......        --           --           (4,700)         (8,000)                    (12,700)
        Gain on disposition of
          assets, net ...............        --            (10)          --                                           (10)
        Other noncash items .........      49,729          400             25                        (37,017)      13,137
  Change in working capital .........    (114,761)     119,487           (642)           (700)                      3,384
                                        ---------    ---------      ---------                                   ---------
            Net cash provided
             by (used in) operating
             activities .............    (101,239)     141,351         28,939                                      69,051
                                        ---------    ---------      ---------                                   ---------

Cash flows from investing activities:
  Payment for acquisitions, net of
    cash acquired ...................        --           (429)          --                                          (429)
  Proceeds from disposition of
    assets ..........................        --         12,426            458                                      12,884
  Additions to oil and gas
    properties ......................        --       (113,746)       (81,563)                                   (195,309)
  Other property additions, net .....        --         (5,532)         1,662                                      (3,870)
                                        ---------    ---------      ---------                                   ---------
            Net cash used in
             investing activities ...        --       (107,281)       (79,443)                                   (186,724)
                                        ---------    ---------      ---------                                   ---------

Cash flows from financing activities:
  Borrowings under long-term debt ...     732,142         --           41,041                                     773,183
  Principal payments on long-term
    debt ............................    (614,991)        (250)          (478)                                   (615,719)
  Borrowings (payment) of
    noncurrent liabilities ..........        --        (22,419)           985                                     (21,434)
  Dividends .........................      (5,056)        --             --                                        (5,056)
  Purchase of treasury stock ........      (5,572)        --             --                                        (5,572)
  Deferred loan fees/issuance
    costs ...........................      (5,290)        --             --                                        (5,290)
                                        ---------    ---------      ---------                                   ---------
            Net cash provided
             by (used in)
             financing activities ...     101,233      (22,669)        41,548                                     120,112
                                        ---------    ---------      ---------                                   ---------

Net increase (decrease) in cash
 and cash equivalents ...............          (6)      11,401         (8,956)                                      2,439
Cash and cash equivalents,
  beginning of period ...............          41       49,033         22,639                                      71,713
                                        ---------    ---------      ---------                                   ---------
Cash and cash equivalents, and
  of period .........................   $      35    $  60,434      $  13,683                                   $  74,152
                                        =========    =========      =========                                   =========

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

FINANCIAL PERFORMANCE

       The Company reported a net loss of $2.5 million ($.02 per share) for the three months ended March 31, 1999, as compared to a net loss of $26.8 million ($.27 per share) for the same period in 1998. The Company's results for the three months ended March 31, 1999 and 1998 have been significantly impacted by declines in commodity prices (see "Trends and Uncertainties" and "Results of Operations", below). The net loss for the three months ended March 31, 1999 includes $41.3 million of pre-tax other income recognized on March 31, 1999, related to option fees received for a terminated property sales agreement. See Note F to the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

       Net cash provided by operating activities was $8.3 million during the three months ended March 31, 1999, as compared to net cash provided by operating activities of $69.1 million for the same period in 1998. The decrease in net cash provided by operating activities during the three months ended March 31, 1999, as compared to the first quarter of 1998, is primarily attributable to continued declines in commodity prices, an eight percent decline in total production volumes and a $41.8 million increase in working capital excluding cash and cash equivalents (see "Results of Operations", below).

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 1999 was $3.0 billion, consisting of total debt of $2.2 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 74 percent at March 31, 1999 as compared to 73 percent at December 31, 1998. The Company intends to reduce its outstanding indebtedness to more moderate levels in 1999 and 2000 through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures or additional issuances of equity.

DRILLING HIGHLIGHTS

         During the first quarter of 1999, the Company spent $47.2 million on capital projects including $29.0 million for development activities, $17.5 million for exploration activities and $.7 million on acquisitions. The Company participated in spudding 48 development wells and three exploratory wells, placed 41 development wells and seven exploratory wells on production and plugged and abandoned one development well and six exploratory wells. As of March 31, 1999, the Company had 62 development wells and six exploratory wells in progress.

         DOMESTIC. The Company expended $30.0 million during the first quarter of 1999 on drilling activities primarily in the Gulf Coast and Permian Basin regions of the United States.

         The Company's first deepwater Gulf of Mexico venture at Mississippi Canyon Block 305 was spud in late December 1998. This well was drilled to a total depth of 14,000 feet, at a cost of $10.7 million net to the Company. In March 1999, the Company announced the results of the Mississippi Canyon Block 305 exploration as being a significant discovery, as it encountered a hydrocarbon-bearing section of over 200 gross feet. The Company holds a 25 percent interest in the block. The Company plans to drill a second appraisal well on the block during the fourth quarter of 1999 or in early 2000. Additionally, the Company plans to spud its second deepwater well during the second quarter of 1999 at Garden Banks 515. Other drilling in the Gulf Coast region included spudding two exploratory wells in East Texas which were plugged and abandoned as non-commercial. During the first quarter of 1999, the Company also completed four development wells and one exploratory well and plugged and abandoned three exploratory wells that were in progress at December 31, 1998.

         Drilling in the Permian Basin region included spudding 19 development wells in the Spraberry Driver Unit, all of which were still in progress at March 31, 1999. Of the 41 development wells and three exploratory wells in progress at December 31, 1998, two development wells and one exploratory well were completed during the first quarter of 1999 with the remainder still in progress at March 31, 1999. The Company began a drilling program during the fourth quarter of 1998 to drill 100 wells at minimal cost in the Spraberry units of West Texas, primarily the Spraberry Driver Unit. However, the wells were being shut-in until oil prices rebounded. In April 1999, with the increase in oil prices, the Company began completing these wells and placing them on production.

                        PIONEER NATURAL RESOURCES COMPANY


         ARGENTINA. The Company spent $4.6 million during the first quarter of 1999 on drilling activities primarily in the Neuquen Basin of Argentina. Of the seven wells in progress at December 31, 1998, one exploratory well was completed and two development wells were completed during the first quarter of 1999 with three exploratory wells and one development well still in progress at March 31, 1999. The Company also spud four development wells and one exploratory well during the first quarter of 1999 with one development well and the one exploratory well being completed as producers. One development well was plugged and abandoned as non-commercial leaving two development wells still in progress at March 31, 1999. As such, the Company had three development wells and three exploratory wells in progress at March 31, 1999.

         CANADA. The Company spent $11.3 million during the first quarter of 1999 to complete winter access drilling activities that began during the fourth quarter of 1998. The drilling operations were focused primarily in the Chinchaga and Martin Creek areas in northeast British Columbia. Of the three Canadian wells in progress at December 31, 1998, two development wells were completed as producers and one exploratory well was plugged and abandoned. The Company also spud 23 development wells during the first quarter of 1999 with all being completed as producers. New well production from the recently completed winter access drilling operations began during the first quarter of 1999. Combined initial test rates on the Chinchaga wells totaled 17.6 MMCF per day, net to the Company. The Company estimates that the full impact of new well completions in the Chinchaga, Martin Creek and Rycroft areas will be 15 to 18 MMCF per day, net to the Company, by mid-May, 1999. The Company had no wells in progress in Canada as of March 31, 1999.

         1999 EXPENDITURES. In February 1999, the Company announced a 1999 capital budget of approximately $100 million, of which approximately 25 percent would be expended on exploration. The Company also announced its intention to reduce its outstanding indebtedness through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures or additional issuances of equity. Since that time, commodity price outlooks have improved significantly. If the Company is successful in reducing its outstanding indebtedness during 1999 and commodity price outlooks remain favorable, the Company may increase its 1999 capital budget to approximately $150 million.

AMENDED CREDIT FACILITIES

         On March 19, 1999, the Company and a syndicate of banks executed amendments to the credit facility agreements that combined the Company's existing primary credit facility and Canadian credit facility agreements into a new primary credit facility (the "Credit Facility"). The Company's 364-day credit facility will expire by its terms in August 1999. The amended terms of the Credit Facility provide for a $495 million combined reduction in loan commitments, to $941 million prior to December 31, 1999. Additionally, the amendments provide for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees; and, maintenance of certain associated debt covenants (see Note C to Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the Credit Facility terms, including restrictive debt covenants).

         To satisfy the commitment reduction provisions of the Credit Facility, the Company intends to reduce outstanding borrowings through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures, borrowings under subordinated debt agreements or additional issuances of equity.

ASSET DIVESTITURES

       The Company has previously announced its intentions to sell non-strategic oil and gas assets for gross proceeds of $500 million to $600 million in 1999 and 2000. The realization of the Company's plans to divest oil and gas properties in 1999 or in 2000 is contingent upon, among other things, the Company's ability to find one or more purchasers willing to purchase the nonstrategic assets at prices acceptable to the Company and the purchasers' ability to complete the transaction.

                       PIONEER NATURAL RESOURCES COMPANY



       In December 1998, the Company announced the renegotiation of an agreement to sell certain oil and gas properties to a third party. Associated with this contemplated transaction, the Company sold to the third party an exclusive and irrevocable option to purchase the properties, on or before March 31, 1999, for gross proceeds of $335 million, including a $41.3 million option fee paid to the Company prior to December 31, 1998. The third party was unable to complete the purchase of the oil and gas producing properties. Accordingly, the Company has recognized the $41.3 million of other income during the three months ended March 31, 1999. See Note F to the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

       In April 1999, the Company announced the signing of a letter of intent with an undisclosed third party providing for the sale of certain natural gas properties in South Texas, together with existing production and exploration potential, for consideration of $65 million to $70 million. Additionally, the Company solicited bids on several divestiture packages of Canadian non-core natural gas and oil properties. Bids to purchase the Canadian properties were received in April and May, 1999, and are being evaluated by the Company. The Company expects to generate gross proceeds of $60 million to $80 million from the sale of the Canadian assets. Although the Company's plans provide for the closings of the above described divestitures during the second quarter of 1999, the actual closings are subject to the uncertainties of timing and purchaser ability.

       There can be no assurances that the Company will be successful in completing its targeted divestitures during 1999 or 2000. The Company intends to use divestiture proceeds, if such proceeds are realized, to reduce outstanding indebtedness during 1999 and 2000.

1998 REORGANIZATION

       In 1998, the Company announced its intentions to combine its six domestic regions to realize operational and administrative efficiencies. During 1998, the Company relocated the majority of its administrative services from Midland, Texas to Dallas, Texas; closed its regional offices in Corpus Christi, Texas, Houston, Texas and Oklahoma City, Oklahoma; and, eliminated approximately 350 employee positions. During the three months ended March 31, 1999 and 1998, the Company recorded severance, relocation, lease termination and other costs of $5.5 million and $17.2 million, respectively, relating to this reorganization. The Company does not expect any significant additional reorganization charges during the remainder of 1999. (See Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".)

TRENDS AND UNCERTAINTIES

       COMMODITY PRICES. The oil and gas prices that the Company reports are based on the market prices received for the commodities adjusted by the results of the Company's hedging activities. Historically, worldwide oil and gas prices have been extremely volatile and subject to significant changes in response to real and perceived conditions in world politics, weather patterns and other fundamental supply and demand variables.

       Since the third quarter of 1997, there has been a declining trend in oil and gas price levels. The benchmark daily average NYMEX West Texas Intermediate closing price declined 18 percent during the three months ended March 31, 1999, in comparison with the three months ended March 31, 1998. The benchmark daily average NYMEX Henry Hub closing price declined 20 percent during the three months ended March 31, 1999, as compared to the three months ended March 31, 1998.

       During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with early indications that the nations have initiated their planned reductions, have had some stabilizing effect on commodity prices during the latter part of the first quarter of 1999 and into May 1999. However, no assurances can be given that the stabilizing effect of these actions, or the planned reductions in export volumes, will be sustained for an extended period of time.

       The declines in commodity prices have had, and continue to have, a significant impact on the Company's results of and cash flows from operations, capital spending programs and general financial condition.

                       PIONEER NATURAL RESOURCES COMPANY




       To mitigate the impact of changing prices on the Company's results of operations, cash flows and financial condition, the Company from time to time enters into commodity derivative contracts as hedges against oil and gas price risk (see Note E of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements").

       MARKET SENSITIVE FINANCIAL INSTRUMENTS. The Company is a party to various financial instruments that, by their terms, cause the Company to be at risk from future changes in commodity prices, interest and foreign exchange rates, and other market sensitivities. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for specific information concerning market risk associated with financial instruments that the Company is a party to.

       ASSET IMPAIRMENTS AND VALUATION ALLOWANCES. The recent improvement in commodity prices may be sustained by market fundamentals. However, if the improvement proves to be short-lived, continuation of the declining price trend, or other relevant factors, could result in future impairment provisions to the carrying value of the Company's proved or unproved properties or the recognition of additional valuation allowances to the Company's deferred tax assets. If additional asset impairments or valuation allowances were to become necessary in the future, they could have a material adverse effect on the Company's financial condition and results of operations.

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

       As of March 31, 1999, the Company estimates that the assessment phase is approximately 99 percent complete and has included, but is not limited to, the following procedures:

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

       The Company expects to complete the assessment phase of its Year 2000 project by the end of the second quarter of 1999. Through March 31, 1999, the Company had distributed Year 2000 problem inquiries to over 500 entities and has received responses to approximately 48 percent of the inquiries.

                       PIONEER NATURAL RESOURCES COMPANY



       The remedial phase of the Company's Year 2000 project is in varying stages of completion as pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of March 31, 1999, the Company estimates that the remedial phase is approximately 79 percent complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The Company has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology is expected to be completed by mid-1999. The Company's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

       The testing phase of the Company's Year 2000 project is on schedule. The Company expects to complete the testing of information technology systems by October 1999. The testing of the non-information technology remediation is scheduled to be completed by the end of June 1999.

       The Company expects that its total costs related to the Year 2000 problem will approximate $3.6 million, of which approximately $500 thousand will have been incurred to replace non-compliant information technology systems. As of March 31, 1999, the Company's total costs incurred on the Year 2000 problem were $2.4 million, of which approximately $200 thousand were incurred to replace non-compliant systems.

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

       In the assessment phase of the Company's Year 2000 project, contingency plans were designed to mitigate the exposures to mission critical information technology systems, such as oil and gas sales receipts; vendor and royalty cash distributions; debt compliance; accounting; and employee compensation. Such contingency plans anticipate the extensive utilization of third-party data processing services, personal computer applications and the substitution of courier and mail services in place of electronic data interchange. Given the uncertainties regarding the scope of the Year 2000 problem and the compliance of significant third parties, there can be no assurance that contingency plans will have anticipated all Year 2000 scenarios.

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

                       PIONEER NATURAL RESOURCES COMPANY


RESULTS OF OPERATIONS

OIL AND GAS PRODUCTION.

     The following table provides the Company's production volume data, average prices and per BOE average production and depletion costs for the three months ended March 31, 1999 and 1998. See Note I to the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for the Company's unaudited results of operations, by geographic operating segment:

                                                     THREE   MONTHS   ENDED MARCH 31, 1999
                                               ----------------------------------------------------
                                                 UNITED
                                                 STATES       CANADA       ARGENTINA       TOTAL
                                               ---------     ---------     ---------      ---------
Production:
  Oil (MBbls)...........................           3,311           689           537          4,537
  NGLs (MBbls)..........................           2,352            71            55          2,478
  Gas (MMcf)............................          31,556         4,601         7,557         43,714
  Total (MBOE)..........................          10,922         1,527         1,852         14,301
Average daily production:
  Oil (Bbls)............................          36,783         7,655         5,969         50,407
  NGLs (Bbls)...........................          26,143           787           609         27,539
  Gas (Mcf).............................         350,620        51,124        83,963        485,707
  Total (BOE)...........................         121,362        16,963        20,572        158,897
Average oil price (per Bbl) ............       $   12.19     $   10.46     $   11.08      $   11.80
Average NGL price (per Bbl) ............       $    7.68     $    6.78     $    6.58      $    7.63
Average Gas price (per Mcf) ............       $    1.88     $    1.62     $    1.09      $    1.71
Costs (per BOE):
  Lease operating expense ..............       $    3.08     $    3.23     $    2.23      $    2.99

  Production taxes .....................             .33           --            .14            .27

  Workover costs .......................             .03           .23           --             .05
                                               ---------     ---------     ---------      ---------
        Total production costs                 $    3.44     $    3.46     $    2.37      $    3.31
                                               =========     =========     =========      =========
  Depletion ............................       $    4.48     $    4.97     $    4.43      $    4.53





                                                       THREE MONTHS ENDED MARCH 31, 1998
                                               ----------------------------------------------------
                                                 UNITED
                                                 STATES       CANADA        ARGENTINA       TOTAL
                                               ---------     ---------      --------      ---------
Production:
  Oil (MBbls)...........................           3,866           885           842          5,593
  NGLs (MBbls)..........................           2,413            62            54          2,529
  Gas (MMcf)............................          35,000         3,573         5,457         44,030
  Total (MBOE)..........................          12,112         1,543         1,806         15,461
Average daily production:
  Oil (Bbls)............................          42,952         9,835         9,359         62,146
  NGLs (Bbls)...........................          26,814           693           599         28,106
  Gas (Mcf).............................         388,890        39,703        60,632        489,225
  Total (BOE)...........................         134,581        17,145         20,064       171,790
Average oil price (per Bbl).............       $   15.08     $   11.82      $   11.16     $   13.97
Average NGL price (per Bbl).............       $   11.03     $   12.01      $   14.09     $   11.12
Average gas price (per Mcf).............       $    2.28     $    1.46      $    1.11     $    2.07
Costs (per BOE):
  Lease operating expense ..............       $    2.94     $    3.65      $    2.68     $    2.98
  Production taxes .....................             .55           --             .15           .45
  Workover costs .......................             .17           .03            --            .13
                                               ---------     ---------      ---------     ---------
    Total production costs..............       $    3.66     $    3.68      $    2.83     $    3.56
                                               =========     =========      =========     =========
  Depletion ............................       $    4.52     $    5.79      $    5.23     $    4.73


       OIL AND GAS REVENUES. Revenues from oil and gas operations totaled $147.2 million for the three months ended March 31, 1999 compared to $197.4 million for the same period in 1998. The decrease in revenues is reflective of continuing declines in commodity prices and decreased production volumes.

                       PIONEER NATURAL RESOURCES COMPANY


       On a BOE basis, production decreased by eight percent for the three months ended March 31, 1999, as compared to the same period in 1998. Production, on a BOE basis, declined 10 percent in the United States and one percent in Canada, while production in Argentina increased by three percent. On a worldwide basis, 91 percent of the relative decline in production was attributable to declines in crude oil production, which was primarily due to the Company having suspended oil development drilling in 1998 following the decline in oil prices.

       The average oil price for the three months ended March 31, 1999 decreased 16 percent (from $13.97 per Bbl to $11.80 per Bbl for the three months ended March 31, 1998 and 1999, respectively); the average NGL price decreased 31 percent (from $11.12 per Bbl to $7.63 per Bbl for the three months ended March 31, 1998 and 1999, respectively); and, the average gas price decreased 17 percent (from $2.07 per Mcf to $1.71 per Mcf for the three months ended March 31, 1998 and 1999, respectively).

       Hedging Activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company from time to time enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three months ended March 31, 1999, the Company's hedging activities increased the average price received for oil and gas sales seven percent and 14 percent, respectively, as discussed below.

       Crude Oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three months ended March 31, 1999 was $11.02 per Bbl, while, as a point of reference, the comparable daily average NYMEX closing per Bbl was $13.05 per Bbl. The Company recorded a net increase to oil revenues of $3.5 million during the three months ended March 31, 1999, as a result of its commodity hedges.

     During the three months ended March 31, 1998, the Company realized an average price for physical oil sales (excluding hedge results) of $13.16 per Bbl, while, as a point of reference, the comparable daily average NYMEX closing per Bbl for the same period was $15.92 per Bbl. The Company recorded a net increase to oil revenues of $4.6 million for the three months ended March 31, 1998, as a result of its commodity hedges.

     Natural Gas. The Company hedges gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three months ended March 31, 1999 was $1.50 per Mcf, while, as a point of reference, the comparable daily average NYMEX closing for the same period was $1.75 per Mcf. The Company recorded a net increase to gas revenues of $9.3 million for the three months ended March 31, 1999, as a result of its commodity hedges.

     During the three months ended March 31, 1998, the Company realized an average price for physical gas sales (excluding hedge results) of $1.94 per Mcf, while, as a point of reference, the comparable daily average NYMEX closing was $2.21 per Mcf. The Company recorded a net increase to gas revenues of $5.5 million for the three months ended March 31, 1998, as a result of its commodity hedges.

     See Note E of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions and related contract prices as of March 31, 1999.

     PRODUCTION COSTS. During the three month period ended March 31, 1999, total production costs per BOE decreased to $3.31, as compared to production costs per BOE of $3.56 during the same period in 1998. The decrease was primarily due to decreases in production taxes caused by the decline in oil and gas sales, and decreases in workover expense. As compared to the first quarter of 1998, first quarter 1999 per BOE lease operating expenses remained constant.

                       PIONEER NATURAL RESOURCES COMPANY



     DEPLETION EXPENSE. Depletion expense per BOE decreased to $4.53 per BOE during the three months ended March 31, 1999, as compared to $4.73 per BOE during the same period in 1998. The decline in depletion expense per BOE during 1999 is primarily associated with the reduction in net depletable basis that resulted from the fourth quarter, 1998 impairment charge taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     EXPLORATION AND ABANDONMENTS/GEOLOGICAL AND GEOPHYSICAL COSTS. Exploration and abandonments and geological and geophysical costs decreased to $11.8 million during the three months ended March 31, 1999, from $23.9 million during the same period in 1998. The decrease is largely the result of reductions in geological and geophysical activity and leasehold abandonments.

                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                    ------------------
                                                     1999       1998
                                                    -------    -------

               Exploratory dry holes:
                 United States .................    $ 2,747    $ 1,746
                 Argentina .....................         67      1,416
                 Canada ........................        734        479
                 Other foreign .................        269      1,687
               Geological and geophysical costs:
                 United States .................      4,176      6,451
                 Argentina .....................        752        990
                 Canada ........................        165      4,588
                 Other foreign .................        966        794
               Leasehold abandonments and other
                                                      1,900      5,798
                                                    -------    -------
                                                    $11,776    $23,949
                                                    =======    =======

        Approximately 25 percent of the 1999 capital budget will be spent on exploratory projects (compared to 30 percent in 1998 and 25 percent in 1997). The Company's 1999 exploration efforts will be concentrated in the Gulf of Mexico and onshore Gulf Coast regions of the United States. The Company's exploration programs in South Africa, Gabon and the Gulf Coast transition zone are undergoing comprehensive studies focusing on analysis, ranking and timing of prospects during 1999. The Company may increase its 1999 capital budget if it is successful in reducing outstanding indebtedness and if commodity price outlooks remain favorable (see "Drilling Highlights," above).

  INTEREST AND OTHER REVENUE

        During the three months ended March 31, 1999, the Company recorded interest and other revenue of $46.0 million as compared to $1.2 million during the same period of 1998. The increase in revenue was primarily attributable to the $41.3 million of option income referred to in "Financial Performance," above.

  GENERAL AND ADMINISTRATIVE EXPENSE

        General and administrative expense was $10.2 million for the three months ended March 31, 1999, as compared to $20.0 million for the period ended March 31, 1998, representing a decrease of 49 percent. On a per BOE basis, general and administrative expense declined from $1.30 per BOE during the first quarter of 1998 to $.72 per BOE during the first quarter of 1999. The decrease is primarily attributable to the efficiency measures initiated through the 1998 reorganization.

        Reorganization costs for the three months ended March 31, 1999 and 1998 totaled $5.5 million and $17.2 million, respectively. As announced in 1998, the Company has consolidated its six domestic operating divisions, relocated most of its administrative services to Dallas, Texas, closed its regional offices in Corpus Christi, Texas, Houston, Texas and Oklahoma City, Oklahoma, and eliminated approximately 350 employee positions. The Company does not expect any significant additional reorganization charges during the remainder of 1999.

                       PIONEER NATURAL RESOURCES COMPANY



  INTEREST EXPENSE

         Interest expense for the quarter ended March 31, 1999 was $42.5 million as compared to $39.5 million for the same period in 1998. The $3.0 million increase in interest expense during the first quarter of 1999 as compared to the first quarter of 1998 is reflective of a $152 million increase in the Company's average debt outstanding and a six basis point increase in the Company's weighted average interest rate on debt.

        During the three months ended March 31, 1999, the Company was a party to interest rate swap agreements that resulted in a decrease in interest expense of $543 thousand. During the same period in 1998, such agreements resulted in a reduction to interest expense of $5 thousand.

  OTHER COSTS AND EXPENSES

        Other costs and expenses for the three months ended March 31, 1999 and 1998 were $8.7 million and $6.8 million, respectively. The increase in others costs and expenses is primarily attributable to fluctuations in mark-to-market provisions on financial instruments.

        The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses for the three months ended March 31, 1999 and 1998, include non-cash, pre-tax mark-to-market increases to the liabilities recognized for the BTU swap agreements of $2.0 million and $6.2 million, respectively. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The effects on the Company's results of operations in future periods could be significant.

        During the fourth quarter of 1998, the Company received three million shares of common stock of a closely held, non-affiliated, publicly traded entity in partial payment of option fees referred to in "Financial Performance," above. During the three months ended March 31, 1999, the market quoted value of the three million shares of common stock declined by $4.9 million to $7.1 million ($2.375 per share). Accordingly, other expenses for the three months ended March 31, 1999, includes a non-cash, pre-tax mark-to-market decrease to the carrying value of the investment of $4.9 million. During April 1999, the Company was paid liquidated damages of an additional one million shares of common stock of the entity. The investment in the common stock of the non-affiliated entity will continue to be marked-to-market at the end of each reporting period. At market close on April 30, 1999, the per share value of this common stock was $.469.

        The company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the company recorded a $2.6 million non-cash pre-tax mark-to-market decrease to other expense for the three months ended March 31, 1999. These contracts will continue to be marked-to-market until they mature at various dates in the fourth quarter of 2000. The effects on the Company's results of operations in future periods could be significant.

        During the first quarter of 1999, the Company sold certain NYMEX crude oil calls that do not qualify for hedge accounting treatment. Other expenses for the three months ended March 31, 1999, includes a $2.6 million non-cash, pre-tax mark-to-market increase to the liability recognized on these contracts.

                       PIONEER NATURAL RESOURCES COMPANY



  INCOME TAXES

         During 1998, the Company determined that it was more likely than not that certain of its net operating loss carryforwards and other credit carryforwards may expire unused. Accordingly, the Company has established a valuation reserve to reduce the carrying value of its deferred tax assets. As a result of this situation, it is likely that the Company's effective tax rate during the remainder of 1999 will be minimal or nil if the Company recognizes a loss before income taxes. If the Company recognizes income before income taxes during the remainder of 1999, its effective tax rate will be reduced to the extent that taxable earnings are recognized in those tax jurisdictions where the Company has established deferred tax valuation allowances.

         During the first quarter of 1999, the Company recognized an income tax provision of $400 thousand, as compared to a tax benefit of $13.4 million for the three months ended March 31, 1998. The income tax provision recognized during the first quarter of 1999 is primarily due to state taxes associated with a 1998 property divestiture and to the continuing uncertainties regarding the Company's ability to utilize net operating loss carryforwards and other credit carryforwards prior to their expiration.

  CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

        CAPITAL COMMITMENTS. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

        The Company's cash expenditures during the first quarter of 1999 for additions to oil and gas properties totaled $47.2 million. This amount includes $.7 million for the acquisition of prospects and properties and $46.5 million for development and exploratory drilling. Significant drilling expenditures during the first quarter of 1999 included $30.0 million in the United States, $11.3 million in Canada, $4.6 million in Argentina and $.6 million in other international areas. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first quarter of 1999.

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

        Operating Activities. Net cash provided by operating activities was $8.3 million during the three months ended March 31, 1999, as compared to net cash provided by operating activities of $69.1 million for the same period in 1998. The decrease in net cash provided by operating activities was primarily attributable to declines in revenue from oil and gas operations due to declines in commodity prices and production volumes, and to a $41.8 million increase in working capital excluding cash and cash equivalents (see "Oil and Gas Revenues," above.)

        Financing Activities. The Company had an outstanding balance under its credit facility agreements at March 31, 1999 of $1.3 billion (including outstanding, undrawn letters of credit of $19.4 million), leaving approximately $138 million of unused borrowing capacity immediately available. However, under commitment reduction provisions of the Credit Facility, the Company must reduce its borrowings under the Credit Facility to $941 million prior to December 31, 1999. To satisfy the commitment reduction provisions of the Credit Facility, the Company intends to reduce outstanding borrowings through the use of funds generated by the individual or combined sources of operating activities, oil and gas property divestitures, borrowings under subordinated debt agreements or additional issuances of equity. See Note C to Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Amended Credit Facilities", above, for specific discussions of the Credit Facility terms.

                       PIONEER NATURAL RESOURCES COMPANY



        As the Company pursues its strategy, it may utilize various financing sources, including fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors.

        SALES OF NONSTRATEGIC ASSETS. During the three months ended March 31, 1999 and 1998, proceeds from the sale of domestic nonstrategic assets totaled $5.2 million and $12.9 million, respectively. The proceeds from these sales were utilized to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

        See "Asset Divestitures" above, for a discussion of the Company's plans to sell nonstrategic oil and gas assets for gross proceeds of $500 million to $600 million in 1999 and 2000.

        LIQUIDITY. As of March 31, 1999, the Company had $33.6 million of cash and cash equivalents on hand, compared to $59.2 million as of December 31, 1998. The Company's ratio of current assets to current liabilities was .34 at March 31, 1999 and .38 at December 31, 1998.

                       PIONEER NATURAL RESOURCES COMPANY



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(1)

        The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        The following disclosures provide specific information about material changes during the three months ended March 31, 1999 in the Company's portfolio of financial instruments. The Company may incur future earnings gains or losses on these instruments from changes in market interest rates, foreign exchange rates, commodity prices or common stock prices.

        INTEREST RATE SENSITIVITY. On March 19, 1999, the Company and a syndicate of banks executed amendments to the Company's variable rate credit facility agreements. The amendments combined the Company's existing primary credit facility and Canadian credit facility agreements into a new primary credit facility (the "Credit Facility"). The terms of the Credit Facility provide for a $495 million combined reduction in loan commitments, to $941 million prior to December 31, 1999. Additionally, the amendments provide for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees; and, maintenance of certain associated debt covenants (see Note C to Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the Credit Facility). The quantitative information provided in the Company's Annual Report on Form 10-K was reflective of the terms of the March 19, 1999 amendments described above. During the three months ended March 31, 1999, the Company increased its combined borrowings under its credit facility agreements to $1.3 billion, representing a $33 million increase in variable rate borrowings and 1999 debt maturities.

        During the three months ended March 31, 1999, there were no material changes to the Company's interest rate derivatives related to total debt.

        FOREIGN EXCHANGE RATE SENSITIVITY. As of March 31, 1999, the recognized liability for the fair value of the Company's foreign currency swaps has declined to $12.8 million. The terms of the foreign currency swaps provide for the Company to pay a fixed Canadian to United States dollar rate on notional United States dollar amounts of $72 million in 1999 and 2000.

        During the three months ended March 31, 1999, there were no other material changes to the Company's foreign exchange rate sensitive derivatives.

        COMMODITY PRICE SENSITIVITY. During the first quarter of 1999, the Company entered into certain hedge and non-hedge crude oil derivatives and changed its portfolio of natural gas hedge derivatives.

        The following tables provide information about the Company's crude oil and natural gas derivative financial instruments that the Company was a party to as of March 31, 1999. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

        Commodity hedge instruments. The Company hedges commodity price risk with swap contracts, collar contracts, collar contracts with short put options, and put spread contracts. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide a floor price for the Company on a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Company's realized price will exceed variable market prices by the long put-to-short put price differential. With put spread contracts, the Company purchases a put contract and concurrently sells a put contract at a lower index price. The put spread contracts are similar to the collar contracts with short put options, except that the Company participates in all prices above the tentative floor price.

                       PIONEER NATURAL RESOURCES COMPANY



         Commodity non-hedge instruments. The Company has also entered into Btu swap contracts that do not qualify for hedge accounting. Under the terms of the BTU swap, the Company receives 10 percent of the NYMEX oil price and pays the NYMEX gas price on 13,036 notional MMBtu daily volume.

         The Company has also sold crude oil calls and optional calls that do not qualify for hedge accounting treatment. The terms of the optional calls provide the counter-parties with the option to elect to call either notional crude oil volumes or natural gas volumes at specific index prices.

         See Notes E and G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices.

                       PIONEER NATURAL RESOURCES COMPANY



                        PIONEER NATURAL RESOURCES COMPANY
                           CRUDE OIL PRICE SENSITIVITY
              DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 1999


                                              1999          2000          2001         2002         2003     Thereafter  Fair value
                                         -----------    -----------   -----------  -----------  -----------  ----------  ----------
                                                                 (in thousands except volumes and prices)
Crude Oil Hedge Derivatives:
 Average daily notional Bbl Volumes (1):
    Swap contracts (2): .................     16,000                                                                     $  (5,746)
        Weighted average per Bbl
          fixed price ...................$     15.32
    Collar contracts: ...................      2,000                                                                     $     (36)
        Weighted average short call
           per Bbl ceiling price ........$     17.60
        Weighted average long put
           per Bbl floor price ..........$     15.00
    Put spread contracts: ...............     10,000                                                                     $   1,436
        Weighted average long put
           per Bbl contingent floor
           price.........................$     15.00
        Weighted average short put
           per Bbl price below which
           floor becomes variable........$     11.00
Crude Oil Non-hedge Derivatives:
    Call option contracts sold ...........     8,000                                                                     $  (1,892)
        Weighted average short put
           per Bbl price below which the
           floor becomes variable........$     17.15
    Daily notional crude oil Bbl volumes
      under optional calls sold(3) .......    10,000         10,000                                                      $  (4,783)
        Weighted average short call
           per Bbl ceiling price.........$     20.00    $     20.00
           Average forward NYMEX crude
           oil price per Bbl.............$     17.40    $     16.43
    Daily notional MMBtu volumes under
    swap of NYMEX gas price for 10%
    10 percent of NYMEX WTI price ........    13,036         13,036        13,036       13,036       13,036      13,036  $ (16,698)
           Average forward NYMEX gas
           prices(4) ....................$      2.34    $      2.38   $      2.42  $      2.46  $      2.51  $     2.58
         Ave. forward NYMEX oil
         prices(4).......................$     17.40    $     16.43   $     16.48  $     16.71  $     16.87  $    16.75


----------
(1)  See Note E of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter for 1999 and 2000.

(2) Certain counterparties to the 1999 swap contracts have the contractual right to extend 10,000 Bbl per day for one additional year at a strike price of $15.00 per Bbl.

(3) The counterparties to the 1999 and 2000 optional call contracts have the contractual right to elect to call crude volumes or gas volumes at the indicated prices. See the "Natural Gas Price Sensitivity" table for the optional natural gas volumes and call prices available to the counterparties.

(4)  Average forward NYMEX oil and gas prices are as of April 30, 1999.

                       PIONEER NATURAL RESOURCES COMPANY




                        PIONEER NATURAL RESOURCES COMPANY
                          NATURAL GAS PRICE SENSITIVITY
              DERIVATIVE FINANCIAL INSTRUMENTS AS OF MARCH 31, 1999

                                         1999         2000         2001        2002        2003      THEREAFTER    FAIR VALUE
                                     ----------   -----------   ----------  ----------  -----------  ----------    ----------
                                                           (in thousands except volumes and prices)
Natural Gas Hedge Derivatives(1):
  Average daily notional MMBtu
    volumes(2):
    Swap contracts(3) ............      132,394        49,223                                                     $    6,004
       Weighted average MMBtu
        fixed price ..............   $     2.22   $      2.17
    Collar contracts .............       32,518                                                                   $       562
       Weighted average short call
       MMBtu ceiling price .......   $     2.56
       Weighted average long put
        MMBtu floor price ........   $     1.91
    Collar contracts with
      short puts(4) ..............      110,481       102,557                                                     $    2,577
       Weighted average short call
        MMBtu ceiling price ......   $     2.65   $      2.68
       Weighted average long put
        MMBtu contingent floor
        price ....................   $     2.12   $      2.09
       Weighted average short put
        MMBtu price below which
        floor becomes variable ...   $     1.82   $      1.80
Natural Gas Non-hedge Derivatives:
  Daily nominal gas MMBtu volumes
  under optional calls sold(5) ...      100,000       100,000                                                     $   (4,783)
       Weighted average short call
       per MMBtu ceiling price ...   $     2.64   $      2.76
        Average forward NYMEX gas
        price per MMBtu ..........   $     2.34   $      2.38
  Daily notional MMBtu volumes
    under agreement to swap NYMEX
    gas price for 10 percent of
    NYMEX WTI price ..............       13,036        13,036       13,036      13,036       13,036      13,036   $  (16,698)
    Average forward NYMEX gas
      prices(6) ..................   $     2.34   $      2.38   $     2.42  $     2.46  $      2.51  $     2.58
    Average forward NYMEX oil
      prices(6) ..................   $    17.40   $     16.43   $    16.48  $    16.71  $     16.87  $    16.75

----------

(1) When necessary, to minimize basis risk the Company enters into natural gas basis swaps to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

(2)  See Note E of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter for 1999 and 2000.

(3) Certain counterparties to the 1999 and 2000 swap contracts have the contractual right to extend 35,000 and 48,868 MMBtu per day, respectively, for one additional year at average strike prices of $2.40 and $2.21 per MMBtu, respectively.

(4) 65,000 MMBtu per day of the 1999 collar option contracts with short puts are extendable at the option of the counterparties for a period of one year at average per MMBtu prices of $2.79, $2.18 and $1.88 for the short call, long put and short put, respectively. 84,482 MMBtu per day of the 2000 collar option contracts with short puts are extendable at the option of the counterparties at average per MMBtu prices of $2.79, $2.13 and $1.84 for the short call, long put and short put, respectively.

(5) The counterparties to the 1999 and 2000 optional call contracts have the contractual right to elect to call crude volumes or gas volumes at the indicated prices. See the "Crude Oil Price Sensitivity" table for the optional crude oil volumes and call prices available to the counterparties.

(6)  Average forward NYMEX oil and gas prices are as of April 30, 1999.

                       PIONEER NATURAL RESOURCES COMPANY




     OTHER PRICE SENSITIVITY. During the three months ended March 31, 1999, the fair value of the Company's investment in Costilla Energy Inc. ("Costilla") common stock declined by $4.9 million to $7.1 million, based on a market quoted closing price of $2.375 per share on March 31, 1999. On April 30, 1999, the market quoted closing price of Costilla common stock was $.469 per share.

--------------

(1) The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 1998 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                       PIONEER NATURAL RESOURCES COMPANY

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

As discussed in Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. The claims for damages from such legal actions are not in excess of 10 percent of the Company's current assets and the Company believes none of these actions to be material.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    27. Financial Data Schedule

REPORTS ON FORM 8-K

During the quarter ended March 31, 1999, the Company did not file any Current Reports on Form 8-K.

                       PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                   PIONEER NATURAL RESOURCES COMPANY




Date:       May 10, 1999           By:  /s/ M. Garrett Smith
                                      -----------------------------------------
                                        M. Garrett Smith
                                        Executive Vice President and Chief
                                        Financial Officer




Date:       May 10, 1999           By:  /s/ Rich Dealy
                                      -----------------------------------------
                                        Rich Dealy
                                        Vice President and Chief
                                        Accounting Officer

                                    INDEX TO EXHIBIT



EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                              Financial Data Schedule