Form 10-Q
period 1999-09-30
PIONEER NATURAL RESOURCES CO
filed 1999-11-10
CIK 1038357

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



     /X/        Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

     / /         Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           COMMISSION FILE NO. 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                        75-2702753
----------------------------------------            ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

1400 WILLIAMS SQUARE WEST,
5205 N. O'CONNOR BLVD., IRVING, TEXAS                        75039
----------------------------------------            ----------------------
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

                                YES /X/  NO / /


NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF OCTOBER 31, 1999.................100,306,273

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                                                      Page
                                                                                                      ----

                                         PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of September 30, 1999 and
                   December 31, 1998.....................................................................3

                Consolidated Statements of Operations and Comprehensive Income (Loss)
                 for the three and nine months ended September 30, 1999 and 1998.........................5

                Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 1999........................................................6

                Consolidated Statements of Cash Flows for the three and nine months ended September 30, 1999 and 1998...............................................7

                Notes to Consolidated Financial Statements...............................................8

Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................24

Item 3.         Quantitative and Qualitative Disclosures About Market Risk..............................38

                                          PART II. OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................................43

Item 6.         Exhibits and Reports on Form 8-K........................................................43

                Signatures..............................................................................44

                Exhibit Index...........................................................................45

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1999                1998
                                                                                 -------------      -------------
                                                                                  (Unaudited)

                                   ASSETS
Current assets:
  Cash and cash equivalents ................................................     $      33,246      $      59,221
  Accounts receivable:
    Trade, net .............................................................            30,154             33,384
    Affiliates .............................................................             1,808              3,657
    Oil and gas sales ......................................................            72,699             73,479
  Inventories ..............................................................            12,902             15,221
  Deferred income taxes ....................................................             6,400              7,100
  Other current assets .....................................................             8,462              9,926
                                                                                 -------------      -------------

      Total current assets .................................................           165,671            201,988
                                                                                 -------------      -------------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
         Proved properties .................................................         2,892,364          3,621,630
         Unproved properties ...............................................           292,505            342,589
  Accumulated depletion, depreciation and amortization .....................          (704,504)          (930,111)
                                                                                 -------------      -------------

                                                                                     2,480,365          3,034,108
                                                                                 -------------      -------------

Deferred income taxes ......................................................            97,500             96,800
Other property and equipment, net ..........................................            43,851             55,010
Other assets, net ..........................................................           109,719             93,408
                                                                                 -------------      -------------

                                                                                 $   2,897,106      $   3,481,314
                                                                                 =============      =============






     The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)


                                                                        SEPTEMBER 30,    DECEMBER 31,
                                                                            1999             1998
                                                                        -------------    -------------
                                                                        (Unaudited)
                   LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Current maturities of long-term debt ...........................     $         856    $     306,521
   Accounts payable:
      Trade .......................................................            69,947           94,937
      Affiliates ..................................................               425            4,492
   Accrued interest payable .......................................            23,835           33,194
   Other current liabilities ......................................            91,974           87,688
                                                                        -------------    -------------

            Total current liabilities .............................           187,037          526,832
                                                                        -------------    -------------

Long-term debt, less current maturities ...........................         1,714,314        1,868,744
Other noncurrent liabilities ......................................           173,233          232,461
Deferred income taxes .............................................            59,000           64,200
Stockholders' equity:
   Preferred stock, $.01 par value; 100,000,000 shares authorized;
      one share issued and outstanding ............................                --               --
   Common stock, $.01 par value; 500,000,000 shares authorized;
      100,843,665 and 100,833,615 shares issued as of September 30,
      1999 and December 31, 1998, respectively ....................             1,008            1,008
   Additional paid-in-capital .....................................         2,348,228        2,347,996
   Treasury stock, at cost; 537,392 shares as of September 30, 1999
      and December 31, 1998 .......................................           (10,388)         (10,388)
   Accumulated deficit ............................................        (1,583,131)      (1,552,442)
   Accumulated other comprehensive income:
      Cumulative translation adjustment ...........................             7,805            2,903
                                                                        -------------    -------------

            Total stockholders' equity ............................           763,522          789,077
                                                                        -------------    -------------

Commitments and contingencies
                                                                        $   2,897,106    $   3,481,314
                                                                        =============    =============



      The financial information included as of September 30, 1999 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                -------------------------     ----------------------------
                                                    1999          1998            1999           1998
                                                ------------   ----------     -------------  -------------
Revenues:
  Oil and gas ...............................   $     159,855  $     173,462  $     481,237  $     554,478
  Interest and other ........................          32,362          5,868         81,139          8,191
  Gain (loss) on disposition of assets, net..          20,948           (461)       (21,276)          (136)
                                                -------------  -------------  -------------  -------------
                                                      213,165        178,869        541,100        562,533
                                                -------------  -------------  -------------  -------------

Costs and expenses:
  Oil and gas production ....................          34,643         57,753        123,461        169,508
  Depletion, depreciation and amortization             50,981         87,150        184,588        247,208
  Impairment of oil and gas properties ......              --             --         17,894             --
  Exploration and abandonments ..............          11,891         35,627         41,592         86,149
  General and administrative ................           8,795         19,236         29,232         56,648
  Reorganization ............................             786            609          7,805         21,158
  Interest ..................................          41,002         41,822        130,426        122,317
  Other......................................          18,039          4,874         36,291         18,500
                                                -------------  -------------  -------------  -------------
                                                      166,137        247,071        571,289        721,488
                                                -------------  -------------  -------------  -------------


Income (loss) before income taxes ...........          47,028        (68,202)       (30,189)      (158,955)
Income tax benefit (provision)...............            (600)        24,300           (500)        55,400
                                                -------------  -------------  -------------  -------------

Net income (loss) ...........................          46,428        (43,902)       (30,689)      (103,555)

Other comprehensive income (loss):
  Unrealized translation adjustments.........             (91)         4,784          5,738          2,022
                                                -------------  -------------  -------------  -------------

Comprehensive income (loss) .................   $      46,337  $     (39,118) $     (24,951) $    (101,533)
                                                =============  =============  =============  =============


Net income (loss) per share:

    Basic ...................................   $         .46  $        (.44) $        (.31) $       (1.04)
                                                =============  =============  =============  =============

    Diluted .................................   $         .46  $        (.44) $        (.31) $       (1.04)
                                                =============  =============  =============  =============

Dividends declared per share ................   $          --  $         .05  $          --  $         .10
                                                =============  =============  =============  =============

Weighted average shares outstanding .........         100,305         99,939        100,304         99,982
                                                =============  =============  =============  =============




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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                      COMMON
                                                      STOCK                      ADDITIONAL
                                                      SHARES        COMMON        PAID-IN-        TREASURY
                                                   OUTSTANDING       STOCK        CAPITAL           STOCK
                                                  -------------  -------------  -------------  -------------

Balance as of January 1, 1999 ...............           100,296  $       1,008  $   2,347,996  $     (10,388)


   Restricted stock awards ..................                 6             --            182             --
   Stock option awards ......................                --             --             25             --
   Exercise of long-term incentive plan
      stock options .........................                 4             --             25             --
   Net loss .................................                --             --             --             --
   Realized translation adjustments .........                --             --             --             --
   Other comprehensive income:
      Unrealized translation adjustments ....                --             --             --             --
                                                  -------------  -------------  -------------  -------------

Balance as of September 30, 1999 ............           100,306  $       1,008  $   2,348,228  $     (10,388)
                                                  =============  =============  =============  =============



                                                                    ACCUMULATED
                                                                       OTHER             TOTAL
                                                 ACCUMULATED       COMPREHENSIVE      STOCKHOLDERS'
                                                   DEFICIT             INCOME            EQUITY
                                                -------------      -------------      -------------

Balance as of January 1, 1999 ...............   $  (1,552,442)     $       2,903      $     789,077

   Restricted stock awards ..................              --                 --                182
   Stock option awards ......................              --                 --                 25
   Exercise of long-term incentive plan
      stock options .........................              --                 --                 25
   Net loss .................................         (30,689)                --            (30,689)
   Realized translation adjustments .........              --               (836)              (836)
   Other comprehensive income:
      Unrealized translation adjustments ....              --              5,738              5,738
                                                -------------      -------------      -------------

Balance as of September 30, 1999 ............   $  (1,583,131)     $       7,805      $     763,522
                                                =============      =============      =============








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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ------------------------      ------------------------
                                                              1999           1998           1999            1998
                                                            ---------      ---------      ---------      ---------
Cash flows from operating activities:
  Net income (loss) .....................................   $  46,428      $ (43,902)     $ (30,689)     $(103,555)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
         Depletion, depreciation and amortization .......      50,981         87,150        184,588        247,208
         Impairment of oil and gas properties ...........          --             --         17,894             --
         Exploration expenses, including dry holes ......       3,630         29,832         28,661         65,477
         Deferred income taxes ..........................         600        (24,600)            --        (53,000)
         (Gain) loss on disposition of assets, net ......     (20,948)           461         21,276            136
         Other noncash items ............................      20,365         12,232          1,690         38,045
  Changes in operating assets and liabilities, net of
    effects from acquisitions and dispositions:
         Accounts receivable ............................       6,576         59,383          6,875         96,685
         Inventory ......................................       1,043            731          2,313            874
         Other current assets ...........................        (357)           236            762         (1,093)
         Accounts payable ...............................      (5,586)        (2,198)       (28,113)       (26,921)
         Other current liabilities ......................     (13,404)       (13,237)       (18,550)         2,652
                                                            ---------      ---------      ---------      ---------

            Net cash provided by operating activities ...      89,328        106,088        186,707        266,508
                                                            ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Proceeds from disposition of assets ...................     117,238          3,560        386,670         19,682
  Additions to oil and gas properties ...................     (29,875)       (97,866)       (95,322)      (427,938)
  Other property additions, net .........................      (2,294)        (5,985)        (1,222)       (23,814)
                                                            ---------      ---------      ---------      ---------

            Net cash provided by (used in) investing
              activities ................................      85,069       (100,291)       290,126       (432,070)
                                                            ---------      ---------      ---------      ---------

Cash flows from financing activities:
  Borrowings under long-term debt .......................          --         96,709        319,340        922,910
  Principal payments on long-term debt ..................    (215,016)       (63,277)      (787,287)      (694,502)
  Payment of other noncurrent liabilities ...............      (5,494)        (4,686)       (28,231)       (37,001)
  Dividends .............................................          --         (5,023)            --        (10,079)
  Purchase of treasury stock ............................          --         (3,112)            --         (9,890)
  Deferred loan fees and issuance costs .................          --         (1,765)        (6,891)        (7,199)
  Exercise of long-term incentive plan stock
    options .............................................          25             --             25             --
                                                            ---------      ---------      ---------      ---------

            Net cash provided by (used in) financing
              activities ................................    (220,485)        18,846       (503,044)       164,239
                                                            ---------      ---------      ---------      ---------

  Net increase (decrease) in cash and cash equivalents...     (46,088)        24,643        (26,211)        (1,323)
  Effect of exchange rate changes on cash and cash
    equivalents..........................................          65            (51)           236           (105)
  Cash and cash equivalents, beginning of period ........      79,269         45,693         59,221         71,713
                                                            ---------      ---------      ---------      ---------

  Cash and cash equivalents, end of period ..............   $  33,246      $  70,285      $  33,246      $  70,285
                                                            =========      =========      =========      =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

NOTE B. BASIS OF PRESENTATION

     In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

NOTE C. ASSET DIVESTITURES

     During 1998, the Company announced measures to increase its financial flexibility and to safeguard net asset values. Those measures included the enactment of an operating strategy focused on the enhancement of core assets and the divestiture of non-core assets, continuation of cost containment measures and the reduction of outstanding indebtedness. During the nine months ended September 30, 1999, the Company completed the asset divestiture phase of the measures referred to above. As a result, the Company realized net divestment proceeds of $117.2 million and $416.7 million, respectively, during the three and nine month periods ended September 30, 1999, and has recorded an associated net gain on disposition of assets of $20.9 million during the three months ended September 30, 1999 and a net loss on disposition of assets of $21.3 million during the nine months ended September 30, 1999. The net cash proceeds from the 1999 asset divestitures were used to reduce outstanding indebtedness (see Note
D. Amended Credit Facilities, below).

     Prize Divestitures. On June 29, 1999, the Company completed a sale of certain United States oil and gas producing properties, gas plants and other assets to Prize Energy Corp. ("Prize"). The oil and gas producing assets sold to Prize include properties located in the Gulf Coast, Mid Continent and Permian Basin areas of the Company's United States region.

     In accordance with the terms of the purchase and sale agreement (the "Prize Divestitures"), the Company received net sales proceeds of $245.0 million, comprised of $215.0 million of cash and 2,307.693 shares of six percent convertible preferred stock having a liquidation preference and fair value of $30.0 million. The convertible preferred stock provides for a six percent annual dividend payment, payable quarterly in additional equity shares of Prize through 2001. Subsequent to 2001, Prize has the option of paying the quarterly dividends on the convertible preferred stock in equity shares or cash. Each share of the convertible preferred stock may, at the option of the Company, be converted into one share of Prize common stock, subject to certain anti-dilution adjustments. The Company recognized a loss of $46.4 million from the Prize Divestitures during the nine months ended September 30, 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


     The board of directors of Prize is comprised of six directors, which include Mr. Philip P. Smith, the Chief Executive Officer; Mr. Kenneth A. Hersh; two directors to be elected by the Company under the terms of the convertible preferred stock received in this transaction; and, two other directors unrelated to the Company. Messrs. Smith and Hersh were members of the board of directors of the Company and resigned their positions with the Company during the second quarter of 1999. Additionally, Mr. Lon C. Kile resigned his position as Executive Vice President of the Company to accept the position of President and Chief Operating Officer of Prize. The sale of the assets to Prize was initiated through an auction process which, upon receipt of Prize's initial offer, was placed under the supervision of a special independent committee (comprised of outside directors unrelated to Prize) of the Company's board of directors. Upon the independent committee's review and consideration of all offers presented to the Company, the Prize offer was approved.

     Other United States Divestitures. In addition to the Prize Divestiture, the Company completed the divestitures of non-strategic United States oil and gas properties located in the South Texas Gulf Coast, West Texas Permian Basin and North Dakota areas, an East Texas gas facility and certain other assets for net cash proceeds of $91.1 million and $113.7 million, respectively, during the three and nine month periods ended September 30, 1999. Associated with these divestitures, the Company recorded net gains on divestitures of assets of $27.5 million and $33.6 million, respectively, during the three and nine month periods ended September 30, 1999.

     Canadian Divestitures. During 1999, the Company completed the divestitures of certain non-strategic Canadian oil and gas properties, gas plants and other related assets. In accordance with the terms of the Canadian divestitures, the Company received net cash proceeds of US $26.1 million and US $58.0 million, respectively, during the three and nine month periods ended September 30, 1999. Associated with these divestitures, the Company recognized net losses of US $6.6 million and US $8.5 million, respectively, during the three and nine month periods ended September 30, 1999.

NOTE D. AMENDED CREDIT FACILITIES

     As of September 30, 1999 and December 31, 1998, the Company had $795.3 million and $1.25 billion of respective borrowings under credit facility agreements financed by a syndicate of banks (the "Banks"). As of December 31, 1998, the Company's credit facility borrowings included $974 million of borrowings (excluding $19.6 million of undrawn letters of credit) outstanding under a $1.075 billion credit facility (the "Primary Facility"), $276 million of borrowings under a $290 million Canadian credit facility (the "Canadian Facility") and no borrowings outstanding under the Company's $85 million 364-day credit facility (the "364-day Facility"). Total loan commitments under these facilities were $1.44 billion on December 31, 1998.

     On March 19, 1999, the Company and the Banks executed amendments to the credit facility agreements that combined the Primary Facility and the Canadian Facility into one facility (the "Credit Facility"). The 364-day Facility expired by its terms in August 1999. The terms of the Credit Facility provide for a combined reduction in loan commitments to $941 million, prior to December 31, 1999. Additionally, the amendments provided for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees; and, the amendments provide for the maintenance of certain associated debt covenants, the most restrictive of which being the maintenance of an annualized ratio of outstanding Company senior debt to earnings before interest, depletion, depreciation, amortization, income taxes, exploration and abandonment and other non-cash expenses not to exceed
5.75 to one through September 30, 1999, 4.25 to one for the period of October 1, 1999 through March 31, 2000, and 3.5 to one, thereafter. In satisfaction of the commitment reduction provisions of the Credit Facility, the Company reduced its outstanding borrowings through the use of funds generated by the combined sources of operating activities and asset divestitures. During the nine months ended September 30, 1999, the Company reduced its outstanding borrowings under the Credit Facility by $454.7 million (see Note C. Asset Divestitures, above).

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

     During October 1999, the Company reduced its loan commitments under the Credit Facility to $939.6 million. As a result of the loan commitment reduction and debt covenant compliance, the future interest rate margin on LIBOR rate advances under the Credit Facility will be reduced to 187.5 basis points.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


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

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of September 30, 1999, the Company has set aside approximately $31.0 million, including accrued interest, in an escrow account and has a corresponding amount recorded as other current liabilities in the accompanying Consolidated Balance Sheet as of September 30, 1999.

NOTE F. COMMODITY HEDGE DERIVATIVES

     The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

     Crude oil. The majority of sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. Correspondingly, the Company, from time to time, enters into NYMEX based hedge contracts to mitigate the impact of price volatility. The following table sets forth the Company's outstanding oil hedge contracts as of September 30, 1999. In addition to the outstanding hedge contracts identified in the following table, the Company has deferred oil hedge gains of $.9 million that will be recognized during the fourth quarter of 1999 and deferred oil hedge losses of $1.6 million and $.3 million that will be recognized during 2000 and 2001, respectively.


                                                                                              YEARLY
                                         FIRST             SECOND            THIRD            FOURTH          OUTSTANDING
                                        QUARTER           QUARTER           QUARTER           QUARTER           AVERAGE
                                     -------------     -------------     -------------     -------------     -------------
Daily oil production:
  1999 - Swap Contracts*
      Volume (Bbl) .............                                                                   8,728             8,728
      Price per Bbl ............                                                           $       15.67     $       15.67

  1999 - Collar Contracts**
      Volume (Bbl) .............                                                                  14,000            14,000
      Price per Bbl ............                                                           $ 15.86-18.58     $ 15.86-18.58

  1999 - Purchased Put Contracts
      Volume (Bbl) .............                                                                   2,000             2,000
      Price per Bbl ............                                                           $       15.00     $       15.00

  2000 - Swap Contracts
      Volume (Bbl) .............               626               538               478               435               519
      Price per Bbl ............     $       15.76     $       15.76     $       15.76     $       15.76     $       15.76

  2000 - Collar Contracts***
      Volume (Bbl) .............             7,000             7,000             7,000             7,000             7,000
      Price per Bbl ............     $17.29-$20.42     $17.29-$20.42     $17.29-$20.42     $17.29-$20.42     $17.29-$20.42

  2001 - Collar Contracts****
      Volume (Bbl) .............             3,000             3,000             3,000             3,000             3,000
      Price per Bbl ............     $17.50-$20.58     $17.50-$20.58     $17.50-$20.58     $17.50-$20.58     $17.50-$20.58

----------------------------
   * Certain counterparties to the 1999 swap contracts have the contractual right to buy year 2000 swap contracts from the Company for 9,000 Bbl's per day for a fixed price of $16.56 per Bbl.

  ** Associated with the Company's purchase of the fourth quarter 1999 collar contracts, the Company sold fourth quarter 1999 put contracts to the counterparties for equal notional contract volumes at a weighted average index price of $12.14 per Bbl. Consequently, if the weighted average fourth quarter 1999 index price falls below $12.14 per Bbl, the Company will receive the weighted average index price for the notional contract volumes plus approximately $3.72 per Bbl.

 *** Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for equal notional contract volumes at a weighted average index price of $14.29 per Bbl. Consequently, if the weighted average year 2000 index price falls below $14.29 per Bbl, the Company will receive the weighted average index price for the notional contract volumes, plus $3.00 per Bbl. The counterparties have the contractual right to extend contracts for notional volumes of 5,000 Bbl's per day through year 2001 at weighted average per Bbl strike prices of $17.00 - $20.09 for the collar contracts and $14.00 for the put contracts.

**** Concurrent with the Company's purchase of the year 2001 collar contracts, the Company sold year 2001 put contracts to the counterparties for equal notional contract volumes at a weighted average index price of $14.50 per Bbl. Consequently, if the weighted average year 2001 index price falls below $14.50 per Bbl, the Company will receive the weighted average index price for the notional contract volumes, plus $3.00 per Bbl.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)



     The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and the net effects of settlements of oil price hedges to revenue:


                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER  30,           SEPTEMBER 30,
                                        ---------------------    --------------------
                                            1999         1998        1999         1998
                                        --------    ---------    --------    --------
   Average price reported per Bbl ......   $17.20      $12.97     $14.38      $13.34
   Average price realized per Bbl ......   $18.84      $11.80     $14.59      $12.30
   Addition (reduction) to revenue (in
    millions) ..........................   $ (5.5)     $  6.2     $ (2.5)     $ 17.2

     Natural gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of September 30, 1999. Prices included herein represent the Company's weighted average index price per MMBtu. In addition to the outstanding hedge contracts identified in the following table, the Company has deferred gas hedge gains of $3.2 million that will be recognized during the fourth quarter of 1999, and deferred hedge losses of $1.4 million and $.2 million that will be recognized in 2000 and 2001, respectively.


                                                                                                         YEARLY
                                          FIRST          SECOND          THIRD           FOURTH       OUTSTANDING
                                          QUARTER        QUARTER         QUARTER         QUARTER        AVERAGE
                                       -----------     -----------     -----------     -----------    -----------
Daily gas production:
  1999 - Swap Contracts*
      Volume (Mcf)..............                                                             6,896           6,896
      Index price per MMBtu.....                                                             $2.16           $2.16

  1999 - Collar Contracts**
      Volume (Mcf)..............                                                            73,266          73,266
      Index price per MMBtu.....                                                       $2.06-$2.62     $2.06-$2.62

  2000 - Collar Contracts***
      Volume (Mcf)..............           73,223          73,223           73,223          70,571          72,557
      Index price per MMBtu.....      $2.04-$2.57     $2.04-$2.57      $2.04-$2.57     $2.05-$2.58     $2.04-$2.57

  2001 Collar Contracts****
      Volume (Mcf)..............           60,000           60,000          60,000          60,000          60,000
      Index price per MMBtu.....      $2.25-$2.74      $2.24-$2.58     $2.24-$2.58     $2.25-$2.68     $2.25-$2.64

  2002 Swap Contracts*
      Volume (Mcf)..............           10,000           10,000          10,000          10,000          10,000
      Index price Per MMBtu.....            $2.42            $2.42           $2.42           $2.42           $2.42

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

----------------
* Certain counterparties have the contractual right to sell year 2000, 2001, 2002, and 2003 swap contracts to the Company for notional contract volumes of 20,000; 49,223; 12,500; and 10,000 Mcf per day, respectively, at weighted average strike prices of $2.32; $2.21; $2.52; and $2.58 per MMBtu, respectively.

** Concurrent with the Company's purchase of certain of the fourth quarter 1999 collar contracts, the Company sold fourth quarter 1999 put contracts to the counterparties for a weighted average volume of 49,065 Mcf per day at an average index price of $1.84 per MMBtu. Consequently, if the weighted average 1999 index price falls below $1.84 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.30 per MMBtu. 30,000 Mcf per day of the fourth quarter 1999 collar contracts and associated put contracts sold are extendable at the option of the counterparties for a period of one year at average per MMBtu strike prices of $2.13-$2.73 for the collar contracts and $1.83 for the put contracts.

*** Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for an equal volume at a weighted average index price of $1.76 per MMBtu. Consequently, if the weighted average year 2000 index price falls below $1.76 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.28 per MMBtu. 54,482 Mcf per day of the year 2000 collar contracts and associated put contracts are extendable for one year at the option of the counterparties at weighted average per MMBtu prices of $2.09-$2.71 for the collar contracts and $1.80 for the put contracts.

**** Concurrent with the Company's purchase of the year 2001 collar contracts, the Company sold year 2001 put contracts to the counterparties for an equal volume at a weighted average index price of $1.95 per MMBtu. Consequently, if the weighted average year 2001 index price falls below $1.95 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.30 per MMBtu. The year 2001 collar contracts and associated put contracts are extendable for one year at the option of the counterparties for notional contract volumes of 60,000 Mcf per day at weighted average per MMBtu prices of $2.25-$2.64 for the collar contracts and $1.95 for the put contracts.

     The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and the net effects of settlements of gas price hedges to revenue:


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                          SEPTEMBER 30,          SEPTEMBER 30,
                                        ------------------     ------------------
                                          1999       1998       1999       1998
                                        -------     ------     ------     ------
Average price reported per Mcf .......  $ 2.00      $ 1.73     $ 1.86     $ 1.87
Average price realized per Mcf .......  $ 2.06      $ 1.68     $ 1.77     $ 1.83
Addition (reduction) to revenue (in
 millions)............................  $ (2.2)     $  2.5     $ 10.8     $  4.8

NOTE G. OTHER INCOME

     In December 1998, the Company announced the sale of an exclusive and irrevocable option to a third party to purchase, on or before March 31, 1999, certain oil and gas properties of the Company. In consideration for the option, the third party paid an option fee of $41.3 million to the Company, consisting of $29.3 million of cash and the third party's common stock valued at $12.0 million. The third party was unable to complete the purchase of the Company's oil and gas properties on March 31, 1999. A new purchase and sale agreement was entered into between the parties that was not completed in April 1999 as specified in the purchase and sale agreement; resulting in the Company receiving $.5 million of liquidated damages (in the form of common stock of the third party) during the second quarter of 1999. Accordingly, interest and other revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine month period ended September 30, 1999 includes other income of $41.8 million associated with these transactions. (See Note H. Mark-to-Market Financial Instruments for a discussion of 1999 mark-to-market charges associated with the Company's investment in the third party's common stock). Other non-cash items in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 includes a $41.8 million reduction for these non-cash components of earnings.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

     During July 1999, the Company received a $30.2 million refund of excise taxes. Due to the uncertainty surrounding the collectability of this refund, the Company was not carrying it as an asset. Accordingly, the Company recognized the tax refund as other income during the third quarter of 1999. The proceeds from the tax refund were used by the Company to reduce its outstanding indebtedness under its Credit Facility (see Note D. Amended Credit Facilities).

NOTE H. MARK-TO-MARKET FINANCIAL INSTRUMENTS

     The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 1999 include non-cash mark-to-market increases of $1.5 million and $2.4 million, respectively, to the liabilities recognized for the BTU swap agreements; and, for the three and nine month periods ended September 30, 1998, a decrease of $2.8 million and an increase of $3.0 million, respectively. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The related effects on the Company's results of operations in future periods could be significant.

     During the fourth quarter of 1998, the Company received three million shares of common stock of a closely held, non-affiliated, publicly traded entity in partial payment of option fees referred to in Note G, above. During April 1999, the Company was paid liquidated damages of an additional one million shares of common stock of the entity. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine month period ended September 30, 1999 includes a non-cash mark-to-market charge of $11.9 million to recognize declines in the market quoted value of the four million shares of common stock prior to the Company's sale of the investment. In June 1999, the Company sold its investments in the common stock of the non-affiliated entity for cash proceeds of $.6 million.

     The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates and fixed exchange rates. As these contracts do not qualify as hedges, the Company recorded a non-cash mark-to-market increase to the recognized liabilities associated with these agreements during the three month period ended September 30, 1999 of $.5 million and, during the nine month period ended September 30, 1999, the Company recorded a decrease to the recognized liabilities of $5.4 million. During the three and nine month periods ended September 30, 1998, the Company recognized non-cash mark-to-market increases to the recognized liabilities for these agreements of $8.6 million and $14.5 million, respectively. These contracts will continue to be marked-to-market until they mature at various dates in the fourth quarter of 2000. The associated effects on the Company's future results of operations could be significant.

     During the first quarter of 1999, the Company sold call options that provide the counterparties an option to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, for a twenty-one month period that began on April 1, 1999 and ends on December 31, 2000, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.70 per MMBtu. These contracts do not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 1999 include $14.3 million and $22.5 million of respective non-cash mark-to-market increases to the liabilities recognized on these contracts.

NOTE I. IMPAIRMENT OF OIL AND GAS PROPERTIES

     In accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), the Company periodically assesses its unproved properties for impairment by comparing their cost to their estimated value on a project-by-project basis. During the second quarter of 1999, the Company completed the analysis of seismic data pertaining to certain unproved properties owned by the Company in the East Texas area. The results of the analysis of the seismic data indicated a decline in the recoverability of the carrying value of the properties. Accordingly, the Company recognized a $17.9 million provision for impairment of unproved properties during the second quarter of 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

NOTE J. REORGANIZATION

     During 1998, the Company announced its intentions to reorganize its operations to realize additional operational and administrative efficiencies. During the three and nine month periods ended September 30, 1999, the Company recorded reorganization costs of $.8 million and $7.8 million, respectively, primarily consisting of relocation costs that were related to the 1998 reorganization initiatives, but that were not incurred until 1999, and certain costs associated with the second quarter 1999 centralization, in Irving, Texas, of certain operational functions that were previously located in Midland, Texas. During the three and nine month periods ended September 30, 1998, the Company recorded severance, relocation, lease termination and other costs of $.6 million and $21.2 million, respectively, relating to the reorganization.

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


                                                        UNITED                                  OTHER    HEADQUARTERS  CONSOLIDATED
                                                        STATES      ARGENTINA     CANADA       FOREIGN     AND OTHER      TOTAL
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                                                      (in thousands)
THREE MONTHS ENDED SEPTEMBER 30, 1999:
  Oil and gas revenue ..........................       $ 124,309    $  23,011    $  12,535    $      --    $      --    $ 159,855
  Interest and other ...........................              --           --           --           --       32,362       32,362
  Gain (loss) on disposition of assets .........          35,259           --       (6,605)          --       (7,706)      20,948
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                         159,568       23,011        5,930           --       24,656      213,165
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Production costs .............................          27,431        4,056        3,156           --           --       34,643
  Depletion, depreciation and amortization .....          31,817       10,150        4,675           --        4,339       50,981
  Impairment of oil and gas properties..........              --           --           --           --           --           --
  Exploration and abandonments .................           7,784        2,422        1,056          629           --       11,891
  General and administrative ...................              --           --           --           --        8,795        8,795
  Reorganization ...............................              --           --           --           --          786          786
  Interest .....................................              --           --           --           --       41,002       41,002
  Other ........................................              --           --           --           --       18,039       18,039
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                          67,032       16,628        8,887          629       72,961      166,137
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Income (loss) before income taxes ............          92,536        6,383       (2,957)        (629)     (48,305)      47,028
  Income tax benefit (provision)................         (34,246)      (2,233)       1,291          220       34,368         (600)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income (loss) ............................       $  58,290    $   4,150    $  (1,666)   $    (409)   $ (13,937)   $  46,428
                                                       =========    =========    =========    =========    =========    =========

THREE MONTHS ENDED SEPTEMBER 30, 1998:
  Oil and gas revenue ..........................       $ 139,247    $  17,808    $  16,407    $      --    $      --    $ 173,462
  Interest and other ...........................              --           --           --           --        5,868        5,868
  Loss on disposition of assets ................            (391)          --           --           --          (70)        (461)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                         138,856       17,808       16,407           --        5,798      178,869
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Production costs .............................          45,812        5,011        6,930           --           --       57,753
  Depletion, depreciation and amortization .....          62,323       12,197        9,017           --        3,613       87,150
  Exploration and abandonments .................          17,549        7,895        3,804        6,379           --       35,627
  General and administrative ...................              --           --           --           --       19,236       19,236
  Reorganization ...............................              --           --           --           --          609          609
  Interest .....................................              --           --           --           --       41,822       41,822
  Other.........................................              --           --           --           --        4,874        4,874
                                                       ---------    ---------    ---------    ---------    ---------    ---------
                                                         125,684       25,103       19,751        6,379       70,154      247,071
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Income (loss) before income taxes ............          13,172       (7,295)      (3,344)      (6,379)     (64,356)     (68,202)
  Income tax benefit (provision) ...............          (4,874)       2,407        1,461        2,233       23,073       24,300
                                                       ---------    ---------    ---------    ---------    ---------    ---------
  Net income (loss) ............................       $   8,298    $  (4,888)   $  (1,883)   $  (4,146)   $ (41,283)   $ (43,902)
                                                       =========    =========    =========    =========    =========    =========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)


                                               UNITED                                      OTHER     HEADQUARTERS   CONSOLIDATED
                                               STATES      ARGENTINA        CANADA        FOREIGN     AND OTHER         TOTAL
                                              ---------    ---------       ---------     ---------   ------------   ------------
                                                                             (in thousands)
NINE MONTHS ENDED SEPTEMBER 30, 1999:
  Oil and gas revenue ......................  $   375,785    $    57,360    $    48,092    $      --    $        --    $   481,237
  Interest and other .......................           --             --             --           --         81,139         81,139
  Loss on disposition of assets ............       (5,081)            --         (8,502)          --         (7,693)       (21,276)
                                              -----------    -----------    -----------    ---------    -----------    -----------
                                                  370,704         57,360         39,590           --         73,446        541,100
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Production costs .........................       96,226         12,372         14,863           --             --        123,461
  Depletion, depreciation and amortization..      122,320         27,859         20,875           --         13,534        184,588
  Impairment of oil and gas properties .....       17,894             --             --           --             --         17,894
  Exploration and abandonments .............       27,063          7,308          4,300        2,921             --         41,592
  General and administrative ...............           --             --             --           --         29,232         29,232
  Reorganization ...........................           --             --             --           --          7,805          7,805
  Interest .................................           --             --             --           --        130,426        130,426
  Other ....................................           --             --             --           --         36,291         36,291
                                              -----------    -----------    -----------    ---------    -----------    -----------
                                                  263,503         47,539         40,038        2,921        217,288        571,289
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Income (loss) before income taxes ........      107,201          9,821           (448)      (2,921)      (143,842)       (30,189)
  Income tax benefit (provision) ...........      (39,662)        (3,436)           196        1,022         41,380           (500)
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Net income (loss) ........................  $    67,539    $     6,385    $      (252)   $  (1,899)   $  (102,462)   $   (30,689)
                                              ===========    ===========    ===========    =========    ===========    ===========

Segment assets (as of September 30) ........  $ 1,884,936    $   676,957    $   208,726    $   8,318    $   118,169    $ 2,897,106
                                              ===========    ===========    ===========    =========    ===========    ===========

NINE MONTHS ENDED SEPTEMBER 30, 1998:
  Oil and gas revenue ......................  $   454,339    $    50,331    $    49,808    $      --    $        --    $   554,478
  Interest and other .......................           --             --             --           --          8,191          8,191
  Loss on disposition of assets ............         (117)            --             --           --            (19)          (136)
                                              -----------    -----------    -----------    ---------    -----------    -----------
                                                  454,222         50,331         49,808           --          8,172        562,533
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Production costs .........................      134,292         15,913         19,303           --             --        169,508
  Depletion,depreciation and  amortization..      176,944         31,729         28,390           --         10,145        247,208
  Exploration and abandonments .............       41,910         16,126         15,747       12,366             --         86,149
  General and administrative ...............           --             --             --           --         56,648         56,648
  Reorganization ...........................           --             --             --           --         21,158         21,158
  Interest .................................           --             --             --           --        122,317        122,317
  Other ....................................           --             --             --           --         18,500         18,500
                                              -----------    -----------    -----------    ---------    -----------    -----------
                                                  353,146         63,768         63,440       12,366        228,768        721,488
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Income (loss) before income taxes ........      101,076        (13,437)       (13,632)     (12,366)      (220,596)      (158,955)
  Income tax benefit (provision) ...........      (37,398)         4,434          5,957        4,328         78,079         55,400
                                              -----------    -----------    -----------    ---------    -----------    -----------
  Net income (loss) ........................  $    63,678    $    (9,003)   $    (7,675)   $  (8,038)   $  (142,517)   $  (103,555)
                                              ===========    ===========    ===========    =========    ===========    ===========

  Segment assets (as of September 30) ......  $ 2,594,282    $   816,970    $   392,732    $   1,936    $   186,706    $ 3,992,626
                                              ===========    ===========    ===========    =========    ===========    ===========

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                                               ASSETS

                                                  PIONEER
                                                  NATURAL
                                                 RESOURCES                       NON-
                                                  COMPANY         PIONEER      GUARANTOR                         THE
                                                  (PARENT)          USA       SUBSIDIARIES     ELIMINATIONS    COMPANY
                                                -----------     -----------   ------------     ------------  -----------
Current assets:
  Cash and cash equivalents ..................   $         3    $    28,434    $     4,809     $             $    33,246
  Accounts receivable:
     Trade ...................................            84         65,906         36,863                       102,853
     Affiliate ...............................     2,090,625     (1,549,695)      (539,122)                        1,808
  Inventories ................................            --          7,238          5,664                        12,902
  Deferred income taxes ......................         6,400             --             --                         6,400
  Other current assets .......................            99          7,517            846                         8,462
                                                 -----------    -----------    -----------                   -----------
        Total current assets .................     2,097,211     (1,440,600)      (490,940)                      165,671
                                                 -----------    -----------    -----------                   -----------

Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
    efforts method of accounting:
      Proved properties ......................             9      2,176,765        715,590                     2,892,364
      Unproved properties ....................            --         35,059        257,446                       292,505
  Accumulated depletion, depreciation
    and amortization .........................            --       (583,728)      (120,776)                     (704,504)
                                                 -----------    -----------    -----------                   -----------
                                                           9      1,628,096        852,260                     2,480,365
                                                 -----------    -----------    -----------                   -----------
Deferred income taxes ........................        97,500             --             --                        97,500
Other property and equipment, net ............            --         28,721         15,130                        43,851
Other assets, net ............................        14,073         57,239         38,407                       109,719
Investment in subsidiaries ...................       175,915        152,964             --       (328,879)            --
                                                 -----------    -----------    -----------                   -----------
                                                 $ 2,384,708    $   426,420    $   414,857                   $ 2,897,106
                                                 ===========    ===========    ===========                   ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt........   $        --    $       856    $        --                   $       856
  Accounts payable:
    Trade ....................................           628         47,582         21,737                        69,947
    Affiliates ...............................            --            425             --                           425
  Other current liabilities ..................        23,436         83,723          8,650                       115,809
                                                  -----------    -----------    -----------                  -----------
            Total current liabilities ........        24,064        132,586         30,387                       187,037
                                                  -----------    -----------    -----------                  -----------

Long-term debt, less current maturities ......     1,714,117            197             --                     1,714,314
Other noncurrent liabilities .................            --        142,023         31,210                       173,233
Deferred income taxes ........................            --             --         59,000                        59,000

Stockholders' equity:
  Partners' capital ..........................            --             --             22            (22)            --
  Common stock ...............................           969              1             41             (3)         1,008
  Additional paid-in-capital .................     2,238,162      2,022,076        590,388     (2,502,398)     2,348,228
  Treasury stock, at cost ....................       (10,388)            --             --                       (10,388)
  Accumulated deficit ........................    (1,582,216)    (1,870,463)      (303,996)     2,173,544     (1,583,131)
  Cumulative translation adjustment ..........            --             --          7,805                         7,805
                                                 -----------    -----------    -----------                   -----------
            Total stockholders' equity .......       646,527        151,614        294,260                       763,522
                                                 -----------    -----------    -----------                   -----------
Commitments and contingencies
                                                 $ 2,384,708    $   426,420    $   414,857                   $ 2,897,106
                                                 ===========    ===========    ===========                   ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 1998
                                 (in thousands)


                                                           ASSETS

                                             PIONEER
                                             NATURAL
                                            RESOURCES                       NON-
                                             COMPANY         PIONEER      GUARANTOR                         THE
                                            (PARENT)          USA       SUBSIDIARIES     ELIMINATIONS    COMPANY
                                          -----------    -----------   ------------     ------------  -----------
Current assets:
  Cash and cash equivalents ............. $     3,161    $    37,932    $    18,128     $             $    59,221
  Accounts receivable:
     Trade ..............................         636         75,236         30,991                       106,863
     Affiliate ..........................   2,240,421     (1,828,672)      (408,092)                        3,657
  Inventories ...........................          --          8,930          6,291                        15,221
  Deferred income taxes .................       7,100             --             --                         7,100
  Other current assets ..................          87          8,868            971                         9,926
                                          -----------    -----------    -----------                   -----------
            Total current assets ........   2,251,405     (1,697,706)      (351,711)                      201,988
                                          -----------    -----------    -----------                   -----------

Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
      Proved properties .................          --      2,678,637        942,993                     3,621,630
      Unproved properties ...............          --         58,989        283,600                       342,589
  Accumulated depletion, depreciation
      and amortization ..................          --       (753,570)      (176,541)                     (930,111)
                                          -----------    -----------    -----------                   -----------
                                                   --      1,984,056      1,050,052                     3,034,108
                                          -----------    -----------    -----------                   -----------
Deferred income taxes ...................      96,800             --             --                        96,800
Other property and equipment, net .......          --         38,229         16,781                        55,010
Other assets, net .......................       9,787         43,557         40,064                        93,408
Investment in subsidiaries ..............     135,204        148,257             --       (283,461)            --
                                          -----------    -----------    -----------                   -----------
                                          $ 2,493,196    $   516,393    $   755,186                   $ 3,481,314
                                          ===========    ===========    ===========                   ===========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt... $   212,302    $     1,189    $    93,030                   $   306,521
  Accounts payable:
    Trade ...............................         697         56,723         37,517                        94,937
    Affiliates ..........................          29          4,463             --                         4,492
  Other current liabilities .............      21,001         84,759         15,122                       120,882
                                          -----------    -----------    -----------                   -----------
            Total current liabilities ...     234,029        147,134        145,669                       526,832
                                          -----------    -----------    -----------                   -----------

Long-term debt, less current maturities..   1,676,933            830        190,981                     1,868,744
Other noncurrent liabilities ............          --        189,325         43,136                       232,461
Deferred income taxes ...................          --             --         64,200                        64,200
Stockholders' equity:
  Partners capital ......................          --             --             22            (22)            --
  Common stock ..........................         934              1             76             (3)         1,008
  Additional paid-in-capital ............   2,143,214      2,022,076        589,511     (2,406,805)     2,347,996
  Treasury stock, at cost ...............     (10,388)            --             --                       (10,388)
  Accumulated deficit ...................  (1,551,526)    (1,842,973)      (281,312)     2,123,369     (1,552,442)
  Cumulative translation adjustment .....          --             --          2,903                         2,903
                                          -----------    -----------    -----------                   -----------
            Total stockholders' equity...     582,234        179,104        311,200                       789,077
                                          -----------    -----------    -----------                   -----------

Commitments and contingencies
                                          $ 2,493,196    $   516,393    $   755,186                   $ 3,481,314
                                          ===========    ===========    ===========                   ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                      PIONEER
                                      NATURAL
                                     RESOURCES                            NON-       CONSOLIDATED
                                      COMPANY          PIONEER         GUARANTOR       INCOME                           THE
                                      (PARENT)           USA          SUBSIDIARIES   TAX BENEFIT     ELIMINATIONS      COMPANY
                                    -----------      -----------      ------------   -----------     ------------    -----------
Revenues:
  Oil and gas .....................   $      --       $ 350,591        $ 130,646       $      --     $                $ 481,237
  Interest and other ..............         264          45,056           35,819              --                         81,139
  Gain (loss) on disposition of
      assets, net .................          --          22,538          (43,814)             --                        (21,276)
                                      ---------       ---------        ---------       ---------                      ---------
                                            264         418,185          122,651              --                        541,100
                                      ---------       ---------        ---------       ---------                      ---------
Costs and expenses:
  Oil and gas production ..........          --          92,873           30,588              --                        123,461
  Depletion, depreciation and
      amortization ................          --         122,854           61,734              --                        184,588
  Impairment of oil and gas
      properties ..................          --          17,894               --              --                         17,894
  Exploration and abandonments ....          --          28,478           13,114              --                         41,592
  General and administrative ......         852          20,793            7,587              --                         29,232
  Reorganization ..................          --           7,805               --              --                          7,805
  Interest ........................     (24,572)        114,602           40,396              --                        130,426
  Equity (income) loss from
      subsidiary ..................      54,039          (3,864)              --              --       (50,175)              --
  Other ...........................         657          40,127           (4,493)             --                         36,291
                                      ---------       ---------        ---------       ---------                      ---------
                                         30,976         441,562          148,926              --                        571,289
                                      ---------       ---------        ---------       ---------                      ---------
Loss before income taxes ..........     (30,712)        (23,377)         (26,275)             --                        (30,189)
Income tax provision ..............          --            (443)             (80)             23                           (500)
                                      ---------       ---------        ---------       ---------                      ---------
Net loss ..........................     (30,712)        (23,820)         (26,355)             23                        (30,689)

Other comprehensive income:
      Translation adjustment ......          --              --            5,738              --                          5,738
                                      ---------       ---------        ---------       ---------                      ---------
Comprehensive loss ................   $ (30,712)      $ (23,820)       $ (20,617)      $      23                      $ (24,951)
                                      =========       =========        =========       =========                      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                   (Unaudited)


                                            PIONEER
                                            NATURAL
                                           RESOURCES                     NON-       CONSOLIDATED
                                            COMPANY       PIONEER      GUARANTOR      INCOME                        THE
                                            (PARENT)       USA        SUBSIDIARIES   TAX BENEFIT  ELIMINATIONS    COMPANY
                                           -----------  -----------   ------------  -----------   ------------  -----------
Revenues:
  Oil and gas ....................         $     --     $ 408,885     $ 145,593     $      --     $             $ 554,478
  Interest and other .............               38         7,433            84            --           636         8,191
  Gain (loss) on disposition of
      assets, net.................               --          (168)           32            --                        (136)
                                           ---------     ---------     ---------    ---------                   ---------
                                                 38       416,150       145,709            --                     562,533
                                           ---------     ---------     ---------    ---------                   ---------
Costs and expenses:
  Oil and gas production .........               --       124,411        45,097            --                     169,508
  Depletion, depreciation and
      amortization ...............               --       163,743        83,465            --                     247,208
  Exploration and abandonments....               --        52,335        33,814            --                      86,149
  General and administrative .....            1,424        45,161        10,063            --                      56,648
  Reorganization .................               --        21,158            --            --                      21,158
  Interest .......................          (14,309)      121,196        15,430            --                     122,317
  Equity (income) loss from
      subsidiary .................          143,197        (3,929)           --            --      (139,268)           --
  Other ..........................               14         3,857        13,993            --           636        18,500
                                          ---------     ---------     ---------     ---------                   ---------
                                            130,326       527,932       201,862            --                     721,488
                                          ---------     ---------     ---------     ---------                   ---------
Loss before income taxes .........         (130,288)     (111,782)      (56,153)           --                    (158,955)
Income tax benefit ...............               --            --        28,667        26,733                      55,400
                                          ---------     ---------     ---------     ---------                   ---------
Net loss .........................         (130,288)     (111,782)      (27,486)       26,733                    (103,555)

Other comprehensive income:
  Translation adjustment .........               --            --         2,022            --                       2,022
                                          ---------     ---------     ---------     ---------                   ---------
Comprehensive loss ...............        $(130,288)    $(111,782)    $ (25,464)    $  26,733                   $(101,533)
                                          =========     =========     =========     =========                   =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (in thousands)
                                   (Unaudited)


                                           PIONEER
                                           NATURAL
                                          RESOURCES                      NON-     CONSOLIDATED
                                           COMPANY       PIONEER      GUARANTOR      INCOME                        THE
                                           (PARENT)        USA       SUBSIDIARIES  TAX BENEFIT   ELIMINATIONS    COMPANY
                                         -----------   -----------   ------------  -----------   ------------  -----------

Cash flows from operating activities:
  Net income (loss) .................... $ (30,712)    $ (23,820)    $ (26,355)    $      23     $  50,175     $ (30,689)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
        Depletion, depreciation and
          amortization .................        --       122,854        61,734            --                     184,588
        Impairment of oil and gas
          properties ...................        --        17,894            --            --                      17,894
        Exploration and abandonments....        --        21,594         7,067            --                      28,661
        Deferred income taxes ..........        --            --            --            --                          --
        (Gain) loss on disposition of
          assets, net ..................        --       (22,538)       43,814            --                      21,276
        Other noncash items ............    60,458        (4,140)       (4,453)           --       (50,175)        1,690
    Change in working capital ..........   152,708      (303,355)      113,957           (23)                    (36,713)
                                         ---------     ---------     ---------     ---------                   ---------
           Net cash provided by (used
            in) operating activities ...   182,454      (191,511)      195,764            --                     186,707
                                         ---------     ---------     ---------     ---------                   ---------

Cash flows from investing activities:
  Proceeds from disposition of assets ..        --       268,746       117,924            --                     386,670
  Additions to oil and gas properties ..        --       (58,435)      (36,887)           --                     (95,322)
  Other property additions
      (retirements), net ...............        --        (3,227)        2,005            --                      (1,222)
                                         ---------     ---------     ---------     ---------                   ---------
        Net cash provided
        by investing activities ........        --       207,084        83,042            --                     290,126
                                         ---------     ---------     ---------     ---------                   ---------

Cash flows from financing activities:
  Borrowings under long-term debt ......   319,048            --           292            --                     319,340
  Principal payments on long-term
      debt .............................  (497,794)         (967)     (288,526)           --                    (787,287)
  Payment of other noncurrent
      liabilities ......................        --       (24,104)       (4,127)           --                     (28,231)
  Deferred loan fees/issuance costs ....    (6,891)           --            --            --                      (6,891)
  Exercise of long-term incentive
      plan stock options ...............        25            --            --            --                          25
                                         ---------     ---------     ---------     ---------                   ---------
         Net cash used in
          financing activities .........  (185,612)      (25,071)     (292,361)           --                    (503,044)
                                         ---------     ---------     ---------     ---------                   ---------

Net decrease in cash and cash
  equivalents ..........................    (3,158)       (9,498)      (13,555)           --                     (26,211)
Effect of exchange rate changes on
  cash and cash equivalents ............        --            --           236            --                         236
Cash and cash equivalents, beginning
  of period ............................     3,161        37,932        18,128            --                      59,221
                                         ---------     ---------     ---------     ---------                   ---------
Cash and cash equivalents, end of
  period ............................... $       3     $  28,434     $   4,809     $      --                   $  33,246
                                         =========     =========     =========     =========                   =========

                       PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (Unaudited)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (in thousands)
                                  (Unaudited)


                                                     PIONEER
                                                     NATURAL
                                                    RESOURCES                      NON-      CONSOLIDATED
                                                     COMPANY       PIONEER       GUARANTOR      INCOME                       THE
                                                    (PARENT)         USA       SUBSIDIARIES  TAX BENEFIT   ELIMINATIONS    COMPANY
                                                   -----------   -----------   ------------  ------------  ------------  -----------
Cash flows from operating activities:
  Net loss ....................................... $(130,288)    $(111,782)    $ (27,486)     $  26,733     $ 139,268     $(103,555)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depletion, depreciation and amortization ....        --       163,743        83,465             --                     247,208
     Exploration and abandonments.................        --        38,064        27,413             --                      65,477
     Deferred income taxes .......................        --            --       (26,267)       (26,733)                    (53,000)
     (Gain) loss on disposition of assets, net ...        --           175           (39)            --                         136
     Other noncash items .........................   150,780         9,867        16,666             --      (139,268)       38,045
  Change in working capital ......................  (170,501)      208,774        33,924             --                      72,197
                                                   ---------     ---------     ---------      ---------                   ---------
          Net cash provided by (used in) operating
             activities ..........................  (150,009)      308,841       107,676             --                     266,508
                                                   ---------     ---------     ---------      ---------                   ---------

Cash flows from investing activities:
  Proceeds from disposition of assets.............        --        16,900         2,782             --                      19,682
  Additions to oil and gas properties.............        --      (268,132)     (159,806)            --                    (427,938)
  Other property additions, net ..................        --       (17,327)       (6,487)            --                     (23,814)
                                                   ---------     ---------     ---------      ---------                   ---------
          Net cash used in investing activities...        --      (268,559)     (163,511)            --                    (432,070)
                                                   ---------     ---------     ---------      ---------                   ---------
Cash flows from financing activities:
 Borrowings under long-term debt .................   805,785            --       117,125             --                     922,910
 Principal payments on long-term debt.............  (628,635)         (476)      (65,391)            --                    (694,502)
 Payment of other noncurrent liabilities .........        --       (32,873)       (4,128)            --                     (37,001)
 Dividends .......................................   (10,079)           --            --             --                     (10,079)
 Purchase of treasury stock ......................    (9,890)           --            --             --                      (9,890)
 Deferred loan fees/issuance costs ...............    (7,196)           (3)           --             --                      (7,199)
                                                   ---------     ---------     ---------      ---------                   ---------
         Net cash provided by (used in) financing
             activities ..........................   149,985       (33,352)       47,606             --                     164,239
                                                   ---------     ---------     ---------      ---------                   ---------
Net increase (decrease) in cash and cash
  equivalents ....................................       (24)        6,930        (8,229)            --                      (1,323)
Effect of exchange rate changes on each and
  cash equivalents................................        --            --          (105)            --                        (105)
Cash and cash equivalents, beginning of period ...        41        49,033        22,639             --                      71,713
                                                   ---------     ---------     ---------      ---------                   ---------
Cash and cash equivalents, end of period ......... $      17     $  55,963     $  14,305      $      --                   $  70,285
                                                   =========     =========     =========      =========                   =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)

FINANCIAL PERFORMANCE

     The Company reported net income of $46.4 million ($.46 per share) for the three months ended September 30, 1999 and a net loss of $30.7 million ($.31 per share) for the nine months ended September 30, 1999, as compared to respective net losses of $43.9 million ($.44 per share) and $103.6 million ($1.04 per share) for the same periods in 1998. The Company's results for the three and nine months ended September 30, 1999 were significantly impacted by divestment gains and losses; while the Company's results for the three and nine months ended September 30, 1998 were significantly impacted by declines in commodity prices (see "Trends and Uncertainties" and "Results of Operations", below). The results for the three and nine months ended September 30, 1999 include a net gain of $20.9 million and a net loss of $21.3 million, respectively, from the divestment of certain United States and Canadian oil and gas properties, gas plants and other assets. See Note C. of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Asset Divestitures", below, for specific discussions of the 1999 asset divestitures. Additionally, the Company's results of operations for the nine month period ended September 30, 1999 includes other income of $30.2 million associated with a third quarter refund of excise taxes and $41.8 million of option fees principally received for a terminated property sales agreement in the first quarter. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific discussions of the excise tax refund and option fees recognized during 1999.

     Net cash provided by operating activities were $89.3 million and $186.7 million, respectively, during the three and nine months ended September 30, 1999, as compared to net cash provided by operating activities of $106.1 million and $266.5 million, respectively, for the same periods in 1998. Net cash provided by operating activities during the three and nine month periods ended September 30, 1999, as compared to the same periods of 1998, were positively impacted by improving commodity prices and cost structures, but were negatively impacted by production declines in the Company's United States and Canadian areas, primarily as a result of asset divestitures (see "Results of Operations", below). Additionally, net cash provided by operating activities during the three and nine month periods ended September 30, 1999, as compared to the same periods of 1998, were negatively impacted by working capital changes. During the three and nine month periods ended September 30, 1999, working capital changes associated with operating activities used $11.7 million and $36.7 million of operating cashflows, respectively, primarily associated with reductions in accounts payable due to declines in capital expenditures; as compared to working capital changes having provided $44.9 million and $72.2 million of operating cashflows, respectively, during the three and nine month periods ended September 30, 1998, primarily associated with reductions in accounts receivable due to commodity price declines.

     The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 1999 was $2.5 billion, consisting of total debt of $1.7 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 68 percent at September 30, 1999, as compared to 73 percent at December 31, 1998. The Company has reduced its outstanding indebtedness by $460.1 million during 1999 through the use of funds generated by the combined sources of operating activities and asset divestitures.

DRILLING HIGHLIGHTS

     During the first nine months of 1999, the Company spent $95.3 million on capital projects, including $64.5 million for development activities, $27.1 million for exploration activities and $3.7 million on acquisitions. The Company, which had 57 development wells and 15 exploratory wells in progress at December 1998, participated in spudding 168 development wells and seven exploratory wells, completed 121 development wells and eight exploratory wells for production and plugged and abandoned four development wells and ten exploratory wells. As of September 30, 1999, the Company had 100 development wells and four exploratory wells in progress.

     DOMESTIC. The Company expended $58.2 million during the first nine months of 1999 on drilling activities primarily in the Gulf Coast, Permian Basin and Mid Continent areas of the United States.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1)(continued)

     In the Gulf Coast area, the Company drilled its first deepwater Gulf of Mexico well to a depth of 14,000 feet, at a cost of $10.7 million net to the Company. As a result, in March 1999, the Company announced a significant discovery at Mississippi Canyon Block 305 encountering a hydrocarbon-bearing section of over 200 gross feet. The Company plans to spud a second appraisal well on the block during the fourth quarter of 1999, where it owns a 25 percent working interest. The Company spudded its second deepwater well during the second quarter of 1999 at Garden Banks 515, which was unsuccessful. In East Texas, the Company plugged and abandoned one exploratory well that was in progress at December 31, 1998 and two exploratory wells that were spud in the first quarter of 1999. During the third quarter of 1999, the Company completed a non-cash transaction whereby it traded its interest in several prospects in East Texas for the remaining interest in the Overton prospect, also in East Texas. The Company spud its first exploratory well in the Overton prospect during the third quarter of 1999, which remains in progress at September 30, 1999. Other projects initiated in the Gulf Coast area during the third quarter of 1999 were the spuding of one development well at Pawnee in South Texas and one development well at Spider Logansport in Northwest Louisiana, both of which were in progress at September 30, 1999.

     In the Permian Basin area, the Company completed 52 new development wells and one exploratory well during the first nine months of 1999. Of the new development wells completed, 49 were Spraberry Driver Unit development wells. The Company began a drilling program during the fourth quarter of 1998 to drill 100 wells at minimal cost in the Spraberry units of West Texas, primarily the Spraberry Driver Unit. However, the wells were being shut-in until oil prices rebounded. In the second quarter of 1999, with the increase in oil prices, the Company initiated a program to begin completing these wells and placing them on production. As of September 30, 1999, the Company has 64 Spraberry Driver Unit wells in progress. During 1999, the Company plans to complete 150 Spraberry Field oil development wells.

     The Company's Mid Continent drilling program has been focused primarily in the West Panhandle Field in the Texas Panhandle. During the first nine months of 1999, the Company spudded 24 development wells in the West Panhandle field; five were successfully completed and 19 remain in progress as of September 30, 1999 waiting on pipeline connections. During the third quarter of 1999, the Company also spud four development wells in the Panoma Field in Southwest Kansas that remain in progress at September 30, 1999.

     ARGENTINA. The Company spent $20.5 million during the first nine months of 1999 on drilling activities primarily in the Neuquen Basin of Argentina. Of the seven wells in progress at December 31, 1998, two exploratory wells and two development wells were completed during the first nine months of 1999, two exploratory wells were plugged and abandoned and one development well remains in progress at September 30, 1999. The Company also spud 28 development wells and two exploratory wells during the first nine months of 1999 with 18 development wells and one exploratory well being completed as producers. Three development wells and one exploratory well were plugged and abandoned as non-commercial. As a result, the Company had eight development wells in progress at September 30, 1999.

     CANADA. The Company spent $12.6 million during the first nine months of 1999 on drilling activities, principally to complete winter access drilling that began during the fourth quarter of 1998. The drilling operations were focused primarily in the Chinchaga and Martin Creek areas in northeast British Columbia. Of the three Canadian wells in progress at December 31, 1998, two development wells were completed as producers and one exploratory well was plugged and abandoned. The Company also spud 32 development wells during the first nine months of 1999 with all being completed as producers. New well production from the recently completed winter access drilling operations began during the first quarter of 1999. Combined initial test rates on the Chinchaga wells totaled 17.6 MMCF per day, net to the Company. The new well completions in the Chinchaga, Martin Creek and Rycroft areas contributed 15 to 18 MMCF per day of new production, net to the Company. The Company had no wells in progress in Canada as of September 30, 1999.

     1999 EXPENDITURES. In February 1999, the Company announced a 1999 capital budget of approximately $100 million, of which approximately 25 percent would be expended on exploration. The Company also announced its intention to reduce its outstanding indebtedness through the use of funds generated by the individual or combined sources of operating activities, asset divestitures or additional issuances of equity. Since that time, the Company has

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

reduced its outstanding indebtedness by $460.1 million through the use of the net cash provided by operating activities and the net cash proceeds from asset divestitures (see "Asset Divestitures", below). As a result of the successful completion of the Company's 1999 asset divestitures and the use of the associated net cash proceeds to reduce its outstanding indebtedness, the Company has increased its 1999 capital budget to $180 million.

ASSET DIVESTITURES

     During 1998, the Company announced measures to increase its financial flexibility and to safeguard net asset values. Those measures included the enactment of an operating strategy focused on the enhancement of core assets and the divestiture of non-core assets, continuation of cost containment measures and the reduction of outstanding indebtedness. During the nine months ended September 30, 1999, the Company completed the asset divestiture phase of the measures referred to above. As a result, the Company realized net divestment proceeds of $117.2 million and $416.7 million, respectively, during the three and nine month periods ended September 30, 1999, and has recorded an associated net gain on disposition of assets of $20.9 million during the three months ended September 30, 1999 and a net loss on disposition of assets of $21.3 million during the nine months ended September 30, 1999. The net cash proceeds from the 1999 asset divestitures were used to reduce outstanding indebtedness (see "Amended Credit Facilities", below, for a discussion of the Company's credit facility agreements).

     Prize Divestiture. On June 29, 1999, the Company completed the divestiture (the "Prize Divestiture") of certain United States oil and gas producing properties, gas plants and other assets to Prize Energy Corp. ("Prize"). The oil and gas producing assets sold to Prize include properties located in the Gulf Coast, Mid Continent and Permian Basin areas of the Company's United States region.

     At December 31, 1998, the Company's interest in these properties contained 63 million BOE of proved reserves (consisting of 26 million Bbls of oil and NGL's, and 224 Bcf of gas), representing $199 million of SEC 10 value. During 1998, daily production from these properties averaged 7,390 Bbls of oil, 1,904 Bbls of NGL's and 68,884 Mcf of gas.

     In accordance with the terms of the Prize Divestiture, the Company received net sales proceeds of $245.0 million, comprised of $215.0 million of cash and 2,307.693 shares of six percent convertible preferred stock having a liquidation preference and fair value of $30.0 million. The convertible preferred stock provides for a six percent annual dividend payment (see Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the conversion features of the Prize convertible preferred stock, as well as information concerning the Prize Divestiture). The Company recognized a loss of $46.4 million from the disposition during the quarter ended June 30, 1999. The cash sales proceeds realized from the Prize Divestiture were used to reduce the Company's outstanding indebtedness under its Credit Facility.

     Other United States Divestitures. In addition to the Prize Divestiture, the Company completed the divestitures of non-strategic United States oil and gas properties located in the South Texas Gulf Coast, the West Texas Permian Basin and North Dakota areas, an East Texas gas facility and certain other assets for net cash proceeds of $91.1 million and $113.7 million, respectively, during the three and nine month periods ended September 30, 1999. Associated with these divestitures, the Company recorded net gains on disposition of assets of $27.5 million and $33.6 million, respectively, during the three and nine month periods ended September 30, 1999.

     At December 31, 1998, the Company's interest in these properties contained
12.5 million BOE of proved reserves (consisting of 6 million Bbls of oil and NGL's, and 37 Bcf of gas), representing $38 million of SEC 10 value. During 1998, daily production from these properties averaged 2,514 Bbls of oil, 120 Bbls of NGL's and 12,864 Mcf of gas.

                        PIONEER NATURAL RESOURCES COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)


     Canadian Divestitures. During 1999, the Company completed the divestiture of certain non-strategic Canadian oil and gas properties, gas plants and other related assets. In accordance with the terms of the Canadian purchase and sale agreements, the Company received net cash proceeds of US $26.1 million and US $58.0 million, respectively, during the three and nine month periods ended September 30, 1999. Associated with these divestitures, the Company recognized net losses of US $6.6 million and US $58.5 million, respectively, during the three and nine month periods ended September 30, 1999.

     At December 31, 1998, the Company's interest in the divested Canadian properties contained 13.8 million BOE of proved reserves (consisting of 9 million Bbls of oil and NGL's, and 29 Bcf of gas), representing $47 million of SEC 10 value. During 1998, daily production from these properties averaged 7,805 Bbls of oil, 211 Bbls of NGL's and 15,970 Mcf of gas.

AMENDED CREDIT FACILITIES

     On March 19, 1999, the Company and a syndicate of banks executed amendments to the credit facility agreements that combined the Company's existing primary credit facility and Canadian credit facility agreements into a new primary credit facility (the "Credit Facility"). The Company's 364-day credit facility expired by its terms in August 1999. The terms of the Credit Facility provide for a combined reduction in loan commitments to $941 million prior to December 31, 1999. Additionally, the amendments provided for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees; and, maintenance of certain associated debt covenants (see Note D to Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the Credit Facility terms, including restrictive debt covenants).

     To satisfy the commitment reduction provisions of the Credit Facility, the Company reduced its outstanding borrowings through the use of funds generated by operating activities and asset divestitures. During the nine months ended September 30, 1999, the Company reduced its outstanding borrowings under the Credit Facility by $454.7 million.

     During October 1999, the Company reduced its loan commitments under the Credit Facility to $939.6 million. As a result of the loan commitment reduction and debt covenant compliance, the future interest rate margin on LIBOR rate advances under the Credit Facility will be reduced to 187.5 basis points.

EVENTS, TRENDS AND UNCERTAINTIES


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

     From the third quarter of 1997 through the first quarter of 1999, there was a declining trend in oil and gas price levels. During the first quarter of 1999, the Organization of Petroleum Exporting Countries and certain other crude oil exporting nations announced reductions in their planned export volumes. These announcements, together with the enactment of announced reductions in export volumes, have had a positive impact on world crude oil prices since the first quarter of 1999. No assurances can be given that the reductions in export volumes or the positive trend in oil and gas commodity prices can be sustained for an extended period of time.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)


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

     ASSET IMPAIRMENTS AND VALUATION ALLOWANCES. The recent improvement in commodity prices may be sustained by market fundamentals. However, if the improvement proves to be short-lived, re-emergence of the declining price trend, or other relevant factors, could result in future impairment provisions to the carrying value of the Company's proved or unproved properties or the recognition of additional valuation allowances to the Company's deferred tax assets. If additional asset impairments or valuation allowances were to become necessary in the future, they could have a material adverse effect on the Company's financial condition and results of operations. See "Results of Operations", below, for information concerning the Company's $17.9 million provision for impairment of oil and gas properties that was recognized during the second quarter of 1999.

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

     As of September 30, 1999, the assessment phase of the Company's Year 2000 project is complete and has included, but was not limited to, the following procedures:

o the identification of necessary remediation, upgrades and/or replacement of existing information technology applications and systems;

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

o the implementation of processes designed to reduce the risk of reintroduction of Year 2000 problems into the Company's systems and business processes; and,

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)


o the formulation of contingency plans for mission-critical information technology systems.

     The Company distributed Year 2000 problem inquiries to over 500 entities and received responses to approximately 52 percent of the inquiries.

     The remedial phase of the Company's Year 2000 project is in the final stages of completion as it pertains to the remediation of information technology and non-information technology applications and systems in the United States, Canada and Argentina. As of September 30, 1999, the remedial phase of the Company's Year 2000 project was approximately 98 percent complete, on a worldwide basis, subject to continuing evaluations of the responses to third party inquiries and to the testing phase results. The remedial phase has included the upgrade and/or replacement of certain application and hardware systems. The Company has upgraded its Artesia general ledger accounting systems through remedial coding and has completed the testing of the system for Year 2000 compliance. The remediation of non-information technology was 97 percent complete as of September 30, 1999, and was completed in October 1999. The Company's Year 2000 remedial actions have not delayed other information technology projects or upgrades.

     The testing phase of the Company's Year 2000 project is on schedule. The Company completed the testing of non-information technology remediation in October 1999. The testing of information technology remediation is scheduled to be completed by the end of November 1999.

     The Company now expects that its total costs related to the Year 2000 problem will approximate $2.9 million. As of September 30, 1999, the Company's total costs incurred on the Year 2000 problem were $2.5 million.

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

     PROPOSAL TO ACQUIRE PARTNERSHIPS. On September 8, 1999, Pioneer USA filed a preliminary proxy statement with the SEC proposing an agreement and plan of merger to the limited partners of 25 publicly-held Parker & Parsley limited partnerships. Pioneer USA is the managing partner of the Parker & Parsley limited partnerships. The preliminary proxy statement is non-building and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets, the majority approval of the limited partners in each partnership and SEC review and comments. If the agreement and plan of merger is consummated, the amount of cash that Pioneer USA would pay for the partnership interests would be based on the partnerships' reserve values plus net working capital. Pioneer USA estimates that the cash offer for the partnership interests would be approximately $60 million in the aggregate.

                        PIONEER NATURAL RESOURCES COMPANY



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)


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



RESULTS OF OPERATIONS

OIL AND GAS PRODUCTION.

     The following table provides the Company's production volume data, average prices and per BOE average production and depletion costs for the three and nine months ended September 30, 1999 and 1998. See Note K to the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for the Company's unaudited results of operations by geographic operating segment.

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)



                                               THREE MONTHS ENDED SEPTEMBER 30, 1999
                                  ------------------------------------------------------------
                                     UNITED
                                     STATES        ARGENTINA         CANADA           TOTAL
                                  ------------    -----------     ------------    ------------
Production:
  Oil (MBbls) ................           2,584            558              223           3,365
  NGLs (MBbls) ...............           2,080             57               74           2,211
  Gas (MMcf) .................          22,065          9,516            4,063          35,644
  Total (MBOE) ...............           8,343          2,201              973          11,517
Average daily production:
  Oil (Bbls) .................          28,092          6,064            2,420          36,576
  NGLs (Bbls) ................          22,615            616              800          24,031
  Gas (Mcf) ..................         239,837        103,438           44,162         387,437
  Total (BOE) ................          90,681         23,919           10,580         125,180
Average oil price (per Bbl) ..    $      16.37    $     21.05     $      17.10    $      17.20
Average NGL price (per Bbl) ..    $      14.12    $     11.64     $      12.77    $      14.02
Average gas price (per Mcf) ..    $       2.39    $      1.11     $       1.92    $       2.00
Costs (per BOE):
  Lease operating expense ....    $       2.67           1.67             2.64            2.48
  Production taxes ...........             .47            .17               --             .37
  Workover costs .............             .15             --              .60             .16
                                  ------------    -----------     ------------    ------------
    Total production costs ...    $       3.29    $      1.84     $       3.24    $       3.01
                                  ============    ===========     ============    ============

Depletion ....................    $       3.81    $      4.61     $       4.80    $       4.05
                                  ============    ===========     ============    ============




                                               THREE MONTHS ENDED SEPTEMBER 30, 1998
                                  ------------------------------------------------------------
                                     UNITED
                                     STATES        ARGENTINA         CANADA           TOTAL
                                  ------------    -----------     ------------    ------------
Production:
  Oil (MBbls) ................           3,746            806              744           5,296
  NGLs (MBbls) ...............           2,589             76               57           2,722
  Gas (MMcf) .................          34,202          5,409            7,780          47,391
  Total (MBOE) ...............          12,036          1,783            2,097          15,916
Average daily production:
  Oil (Bbls) .................          40,717          8,761            8,078          57,556
  NGLs (Bbls) ................          28,146            821              621          29,588
  Gas (Mcf) ..................         371,757         58,793           84,570         515,120
  Total (BOE) ................         130,822         19,381           22,794         172,997
Average oil price (per Bbl) ..    $      13.71    $     10.56     $      11.88    $      12.97
Average NGL price (per Bbl) ..    $       8.31    $      7.84     $       8.24    $       8.30
Average gas price (per Mcf) ..    $       1.94    $      1.35     $       1.09    $       1.73
Costs (per BOE):
  Lease operating expense ....    $       3.20    $      3.73     $       2.25    $       3.13
  Production taxes ...........             .49             --              .14             .39
  Workover costs .............             .12            .15               --             .11
                                  ------------    -----------     ------------    ------------
    Total production costs ...    $       3.81    $      3.88     $       2.39    $       3.63
                                  ============    ===========     ============    ============

Depletion ....................    $       5.18    $      5.06     $       5.82    $       5.25
                                  ============    ===========     ============    ============

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)


                                               NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  ------------------------------------------------------------
                                    UNITED
                                    STATES         ARGENTINA         CANADA         TOTAL
                                  ------------    ------------    ------------    ------------
Production:
  Oil (MBbls) ................           9,050           1,621           1,577          12,248
  NGLs (MBbls) ...............           6,665             167             240           7,072
  Gas (MMcf) .................          84,043          26,505          14,522         125,070
  Total (MBOE) ...............          29,722           6,205           4,238          40,165
Average daily production:
  Oil (Bbls) .................          33,150           5,936           5,777          44,863
  NGLs (Bbls) ................          24,412             612             881          25,905
  Gas (Mcf) ..................         307,849          97,087          53,196         458,132
  Total (BOE) ................         108,872          22,729          15,523         147,124
Average oil price (per Bbl) ..    $      14.28    $      16.42    $      12.90    $      14.38
Average NGL price (per Bbl) ..    $      10.42    $       8.70    $      10.18    $      10.38
Average gas price (per Mcf) ..    $       2.11    $       1.11    $       1.74    $       1.86
Costs (per BOE):
  Lease operating expense ....    $       2.74    $       1.84    $       3.15    $       2.63
  Production taxes ...........             .42             .15              --             .34
  Workover costs .............             .08              --             .36             .10
                                  ------------    ------------    ------------    ------------
    Total production costs ...    $       3.24    $       1.99    $       3.51    $       3.07
                                  ============    ============    ============    ============

  Depletion ..................    $       4.12    $       4.49    $       4.93    $       4.26
                                  ============    ============    ============    ============


                                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                                  ------------------------------------------------------------
                                     UNITED
                                     STATES        ARGENTINA         CANADA          TOTAL
                                  ------------    ------------    ------------    ------------
Production:
  Oil (MBbls) ................          11,568           2,563           2,378          16,509
  NGLs (MBbls) ...............           7,616             207             169           7,992
  Gas (MMcf) .................         105,481          13,739          19,432         138,652
  Total (MBOE) ...............          36,765           5,059           5,785          47,609
Average daily production:
  Oil (Bbls) .................          42,374           9,387           8,710          60,471
  NGLs (Bbls) ................          27,900             756             618          29,274
  Gas (Mcf) ..................         386,378          50,328          71,178         507,884
  Total (BOE) ................         134,670          18,531          21,191         174,392
Average oil price (per Bbl) ..    $      14.20    $      11.30    $      11.37    $      13.34
Average NGL price (per Bbl) ..    $       9.38    $       9.84    $      10.86    $       9.42
Average gas price (per Mcf) ..    $       2.07    $       1.37    $       1.10    $       1.87
Costs (per BOE):
  Lease operating expense ....    $       3.01    $       3.73    $       2.59    $       3.04
  Production taxes ...........             .51              --             .16             .41
  Workover costs .............             .14             .09              --             .11
                                  ------------    ------------    ------------    ------------
    Total production costs ...    $       3.66    $       3.82    $       2.75    $       3.56
                                  ============    ============    ============    ============
Depletion ....................    $       4.81    $       5.61    $       5.48    $       4.98
                                  ============    ============    ============    ============


     OIL AND GAS REVENUES. Revenues from oil and gas operations totaled $159.9 million and $481.2 million for the three and nine months ended September 30, 1999, respectively, compared to $173.5 million and $554.5 million, respectively, for the same periods in 1998. The decrease in revenues during the three and nine month periods ended September 30, 1999, as compared to the three and nine month periods ended September 30, 1998, is reflective of declines in production volumes, principally due to the 1999 asset divestitures, partially offset by increased commodity prices. See "Asset Divestitures", above, and Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific discussions of the Company's 1999 asset divestitures.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

     On a BOE basis, production decreased by 28 percent and 16 percent for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. For the three months ended September 30, 1999, production, on a BOE basis, declined 31 percent in the United States, Argentine production increased by 23 percent and Canadian production declined by 54 percent. On a worldwide basis, 44 percent of the decline in production was attributable to declines in crude oil production, which was primarily due to asset divestitures and to the Company having suspended oil development drilling in 1998 following the decline in oil prices.

     For the nine months ended September 30, 1999, production, on a BOE basis, declined 19 percent in the United States, Argentine production increased by 23 percent and Canadian production declined by 27 percent. On a worldwide basis, 57 percent of the decline in production was attributable to declines in crude oil production, primarily resulting from asset divestitures and suspended oil development drilling in 1998.

     Comparing the three months ended September 30, 1999 to the same period in 1998, the average oil price increased 33 percent (from $12.97 per Bbl to $17.20 per Bbl, respectively); the average NGL price increased 69 percent (from $8.30 per Bbl to $14.02 per Bbl, respectively); and, the average gas price increased 16 percent (from $1.73 per Mcf to $2.00 per Mcf, respectively). Comparing the first nine months of 1999 to the same period in 1998, the average oil price increased eight percent (from $13.34 per Bbl to $14.38 per Bbl, respectively); the average NGL price increased ten percent (from $9.42 per Bbl to $10.38 per Bbl, respectively); and, the average gas price decreased one percent (from $1.87 per Mcf to $1.86 per Mcf, respectively).

     Hedging Activities

     The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company from time to time enters into commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three and nine months ended September 30, 1999, the Company's hedging activities decreased the average price received for oil sales by nine percent and one percent, respectively. The average price received for gas sales were decreased by three percent and increased by five percent, as a result of the Company's hedging activities during the respective three and nine month periods ended September 30, 1999.

     Crude Oil. The majority of sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. Correspondingly, the Company, from time to time, enters into NYMEX based hedge contracts to mitigate the impact of price volatility. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three and nine months ended September 30, 1999 was $18.84 per Bbl, and $14.59 per Bbl, respectively, while, as a point of reference, the comparable daily average NYMEX closing for the same periods were $21.72 per Bbl and $17.48 per Bbl, respectively. The Company recorded a net decrease to oil revenues of $5.5 million and $2.5 million, respectively, for the three and nine month periods ended September 30, 1999, as a result of its commodity hedges.

     During the three and nine months ended September 30, 1998, the Company realized an average price for physical oil sales (excluding hedge results) of $11.80 per Bbl and $12.30 per Bbl, respectively, while, as a point of reference, the comparable daily average NYMEX closing per Bbl for the same periods were $14.18 per Bbl and $14.95 per Bbl, respectively. The Company recorded net increases to oil revenues of $6.2 million and $17.2 million for the three and nine months ended September 30, 1998, respectively, as a result of its commodity hedges.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

     Natural Gas. The Company hedges gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three and nine months ended September 30, 1999 were $2.06 per Mcf and $1.77 per Mcf, respectively, while, as a point of reference, the comparable daily average NYMEX closing for the same periods were $2.60 per Mcf and $2.16 per Mcf, respectively. The Company recorded a net decrease to gas revenues of $2.2 million during the three months ended September 30, 1999, and, during the nine months ended September 30, 1999, a net increase to gas revenues of $10.8 million as a result of its commodity hedges.

     During the three and nine months ended September 30, 1998, the Company realized an average price for physical gas sales (excluding hedge results) of $1.68 per Mcf and $1.83 per Mcf, respectively, while, as a point of reference, the comparable daily average NYMEX closing for the same periods were $2.02 and $2.14 per Mcf, respectively. The Company recorded net increases to gas revenues of $2.5 million and $4.8 million for the three and nine months ended September 30, 1998, respectively, as a result of its commodity hedges.

     See Note F of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for information concerning the Company's open hedge positions and related contract prices as of September 30, 1999.

     PRODUCTION COSTS. During the three and nine months ended September 30, 1999, total production costs per BOE decreased to $3.01 and $3.07, respectively, as compared to production costs per BOE of $3.63 and $3.56, respectively, during the same periods in 1998. The quarter-to-quarter decline in production costs per BOE is reflective of a 21 percent decline in lease operating expenses, primarily realized as a result of the Company's cost containment initiatives and the sale of certain high cost properties, and a five percent decline in production taxes. Quarter-to-quarter workover costs increased by $.05 per BOE. The relative decline in year-to-date production costs per BOE is reflective of a 13 percent decline in lease operating expenses, a 17 percent decline in production taxes and a nine percent decline in workover costs per BOE.

     DEPLETION EXPENSE. Depletion expense per BOE decreased to $4.05 per BOE and $4.26 per BOE during the three and nine months ended September 30, 1999, respectively, as compared to $5.25 per BOE and $4.98 per BOE during the same periods in 1998. The decline in depletion expense per BOE during 1999 is primarily associated with the reduction in net depletable basis that resulted from the fourth quarter 1998 impairment charge taken in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". A secondary factor to the decline in per BOE depletion expense is the relative increase in estimated recoverable proved reserves resulting from improved commodity price outlooks.

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

     EXPLORATION AND ABANDONMENTS/GEOLOGICAL AND GEOPHYSICAL COSTS. Exploration and abandonments and geological and geophysical costs decreased to $11.9 million and $41.6 million during the three and nine month periods ended September 30, 1999, respectively, from $35.6 million and $86.1 million during the same periods in 1998. The decrease is primarily the result of the Company's curtailed capital program as evidenced by declines in all categories of exploration, abandonments, geological and geophysical costs.

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

                                                        THREE MONTHS         NINE MONTHS
                                                     ENDED SEPTEMBER 30,  ENDED SEPTEMBER 30,
                                                -----------------------  ---------------------
                                                  1999         1998       1999          1998
                                                --------     --------    --------     --------
   Exploratory dry holes:
     United States .......................      $    665     $  8,639    $  8,910     $ 11,440
     Argentina ...........................         2,063          348       2,523        3,156
     Canada ..............................            57            6         982          809
     Other foreign .......................          (609)       5,115        (275)       9,050
   Geological and geophysical costs:
     United States .......................         6,100        7,531      14,250       25,136
     Argentina ...........................           301        5,784       1,406        8,689
     Canada ..............................           185        3,268         224       11,221
     Other foreign .......................         1,237        1,266       3,187        3,317
   Leasehold abandonments and other.......         1,892        3,670      10,385       13,331
                                                --------     --------    --------     --------
                                                $ 11,891     $ 35,627    $ 41,592     $ 86,149
                                                ========     ========    ========     ========



INTEREST AND OTHER INCOME

     During the three and nine months ended September 30, 1999, the Company recorded interest and other income of $32.4 million and $81.1 million, respectively, as compared to $5.9 million and $8.2 million, respectively, during the same periods of 1998. The increase in interest and other income for the quarter ended September 30, 1999, as compared to the quarter ended September 30, 1998, is primarily comprised of a $30.2 million refund of excise taxes. The increase in revenue during the nine months ended September 30, 1999, as compared to the same period in 1998, was primarily attributable to the $41.8 million of option income and liquidated damages, and the refund of excise taxes (see Note
G. of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for disclosure regarding interest and other income).

GAIN (LOSS) ON DISPOSITION OF ASSETS

     The Company recognized a net gain of $20.9 million and a net loss of $21.3 million on the divestiture of assets during the three and nine month periods ended September 30, 1999, respectively, as compared to net losses of $.5 million and $.1 million during the respective prior year periods ended September 30, 1998. The 1999 gains and losses are associated with the divestitures of oil and gas properties, gas plants and other assets in the United States and Canada. See Note C. of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Asset Divestitures", above, for discussions pertaining to the divestitures completed during the first nine months of 1999.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense was $8.8 million and $29.2 million during the respective three and nine month periods ended September 30, 1999, as compared to $19.2 million and $56.6 million for the same periods ended September 30, 1998, representing respective period-to-period decreases of 54 percent and 48 percent. On a per BOE basis, general and administrative expense declined from $1.21 and $1.19, respectively, during the three and nine months ended September 30, 1998, to $.76 and $.73 during each of the same respective periods in 1999. The decreases are primarily attributable to the efficiency measures initiated through the 1998 reorganization.

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

REORGANIZATION EXPENSE

     Reorganization expense for the three and nine month periods ended September 30, 1999 totaled $.8 million and $7.8 million, respectively, compared to $.6 million and $21.2 million during the same periods in 1998. As announced in 1998, the Company has consolidated its six domestic operating divisions, relocated most of its administrative services to Irving, Texas, closed its regional offices in Corpus Christi, Texas, Houston, Texas and Oklahoma City, Oklahoma, and eliminated approximately 350 employee positions. Additionally, during the second quarter of 1999, the Company centralized, in Irving, Texas, certain operational functions that were previously located in Midland, Texas. The Company does not expect any significant additional reorganization charges during the remainder of 1999. See Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the reorganization provisions recognized by the Company.

INTEREST EXPENSE

     Interest expense for the three and nine months ended September 30, 1999 was $41.0 million and $130.4 million, respectively, as compared to $41.8 million and $122.3 million for the same periods in 1998. The $.8 million decrease in interest expense during the third quarter of 1999 as compared to the third quarter of 1998 is reflective of a $343.1 million decrease in the Company's average debt outstanding, partially offset by a 122 basis point increase in the Company's weighted average interest rate on debt. The $8.1 million increase in interest expense during the first nine months of 1999 as compared to the first nine months of 1998 is primarily reflective of a $103.7 million increase in the Company's average debt outstanding.

     Prior to their maturity in May and June 1999, the Company was a party to interest rate swap agreements that resulted in a decrease in interest expense of $849 thousand during the nine months ended September 30, 1999. The swap agreements had no impact on interest expense during the three months ended September 30, 1999. Such agreements resulted in a decrease in interest expense of $58 thousand and an increase in interest expense of $15 thousand during the respective three and nine month periods ended September 30, 1998.

OTHER COSTS AND EXPENSES

     Other costs and expenses for the three and nine months ended September 30, 1999 were $18.0 million and $36.3 million, respectively, compared to $4.9 million and $18.5 million for the same periods in 1998. The increase in other costs and expenses are primarily attributable to fluctuations in mark-to-market provisions on financial instruments.

     The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses for the three and nine month periods ended September 30, 1999 include non-cash mark-to-market increases of $1.5 million and $2.4 million, respectively, to the liabilities recognized for the BTU swap agreements; and, for the three and nine month periods ended September 30, 1998, a decrease of $2.8 million and an increase of $3.0 million, respectively. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The effects on the Company's results of operations in future periods could be significant.

     During the fourth quarter of 1998, the Company received three million shares of common stock of a closely held, non-affiliated, publicly traded entity in partial payment of option fees referred to in "Financial Performance," above. During April 1999, the Company was paid liquidated damages of an additional one million shares of common stock of the entity. Other expenses for the nine months ended September 30, 1999, includes a non-cash mark-to-market charge of $11.9 million to recognize declines in the market quoted value of the four million shares of common stock prior to the Company's sale of the investment. In June 1999, the Company sold its interest in this investment.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

     The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the Company recorded a non-cash mark-to-market increase in the recognized liabilities associated with these agreements during the three months ended September 30, 1999 of $.5 million and, during the nine months ended September 30, 1999, the Company recorded a decrease in the recognized liabilities of $5.4 million. These contracts will continue to be marked-to-market until they mature at various dates in the fourth quarter of 2000. The related effects on the Company's results of operations in future periods could be significant.

     During the first quarter of 1999, the Company sold certain NYMEX crude oil calls and other crude oil and natural gas call options that do not qualify for hedge accounting treatment. Other expenses for the three and nine months ended September 30, 1999, include $14.3 million and $22.5 million, respectively, of non-cash mark-to-market increases to the liabilities recognized on these contracts.

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

     During the three and nine month periods ended September 30, 1999, the Company recognized income tax provisions of $600 thousand and $500 thousand, respectively, as compared to tax benefits of $24.3 million and $55.4 million for the three and nine month periods ended September 30, 1998, respectively. The minimal income tax provision recognized during the nine months ended September 30, 1999 is primarily comprised of state and provincial income taxes incurred by the Company.

CAPITAL COMMITMENTS, CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL COMMITMENTS. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

     The Company's cash expenditures during the first nine months of 1999 for additions to oil and gas properties totaled $95.3 million. This amount includes $3.7 million for the acquisition of prospects and properties and $91.6 million for development and exploratory drilling. Drilling expenditures during the first nine months of 1999 included $58.2 million of expenditures in the United States, $20.5 million of expenditures in Argentina, $12.6 million of expenditures in Canada and $.3 million of expenditures in other international areas. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first nine months of 1999.

     Funding for the Company's working capital obligations is provided by internally-generated cash flows. Funding for the repayment of principal and interest on outstanding debt has been principally funded by operating cash flow and proceeds from the divestitures of non-strategic assets during 1999, as discussed in "Capital Resources" below.

     CAPITAL RESOURCES. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 1999.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS(1) (continued)

     Operating Activities. Net cash provided by operating activities was $89.3 million and $186.7 million during the three and nine month periods ended September 30, 1999, respectively, as compared to net cash provided by operating activities of $106.1 million and $266.5 million for the same respective periods in 1998. The decrease in net cash provided by operating activities during the three and nine month periods ended September 30, 1999 as compared to the same periods of 1998 are primarily attributable to declines in revenue from oil and gas operations due to declines in production volumes and to changes in working capital associated with operating activities, partially offset by increases in commodity prices (see "Financial Performance" and "Oil and Gas Revenues", above).

     Financing Activities. The Company had an outstanding balance under its Credit Facility at September 30, 1999 of $795.3 million ($823.8 million including outstanding, undrawn letters of credit of $28.5 million). In accordance with the commitment reduction provisions of the Credit Facility, the Company reduced its debt commitments under the Credit Facility to $939.6 million during October 1999, leaving approximately 99 million of unused borrowing capacity available after the reduction in debt commitments. The Company reduced its outstanding borrowings by $460.1 million, of which $454.7 million was used to reduce outstanding borrowings under the Credit Facility, during the first nine months of 1999 through the use of funds generated by the combined sources of operating activities and asset divestitures. See Note D to Notes to the Consolidated Financial Statements included in "Item 1. Financial Statements" and "Amended Credit Facilities", above, for specific discussions of the Credit Facility terms.

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

     DIVESTITURE OF NON-STRATEGIC ASSETS. During the three and nine month periods ended September 30, 1999, net cash proceeds from the divestiture of non-strategic assets totaled $117.2 million and $386.7 million, respectively. The proceeds from these divestitures were used to reduce the Company's outstanding borrowings.

     LIQUIDITY. As of September 30, 1999, the Company had $33.2 million of cash and cash equivalents on hand, compared to $59.2 million as of December 31, 1998. The Company's ratio of current assets to current liabilities was .89 to one at September 30, 1999 and .38 to one at December 31, 1998.

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

     The disclosures provided below provide specific information about material changes during the nine months ended September 30, 1999 in the Company's portfolio of financial instruments. The Company may incur future earnings gains or losses on these instruments from changes in market interest rates, foreign exchange rates, commodity prices or common stock prices.

     INTEREST RATE SENSITIVITY. On March 19, 1999, the Company and a syndicate of banks executed amendments to the Company's variable rate credit facility agreements. The amendments combined the Company's existing primary credit facility and Canadian credit facility agreements into a new primary credit facility (the "Credit Facility"). The terms of the Credit Facility provide for a $495 million combined reduction in loan commitments, to $941 million, which the Company completed in October 1999. Additionally, the amendments provide for an increase in the maximum interest rate margin on LIBOR rate advances under the Credit Facility to 300 basis points, including leverage fees, that was reduced to 187.5 basis points in October 1999 as a result of the loan commitment reduction and the debt covenant compliance and, the maintenance of certain associated debt covenants

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(1)
        (continued)


(see Note D to Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a specific discussion of the Credit Facility). The quantitative information provided in the Company's Annual Report on Form 10-K was reflective of the terms of the March 19, 1999 amendments described above, except for the change in the interest rate margin on LIBOR rate advances under the Credit Facility to 187.5 basis points. As of October 28, 1999, the market rate for 60-day LIBOR was 6.35 percent per annum. During the nine months ended September 30, 1999, the Company reduced its combined borrowings under its Credit Facility to $795.3 million, representing a $454.7 million decrease in variable rate borrowings and a $306.2 million decrease in 1999 variable rate debt maturities.

     During May and June 1999, the Company's $150 million notional amount interest rate swaps matured. During the nine months ended September 30, 1999, there were no other material changes to the Company's interest rate derivatives related to total debt.

     FOREIGN EXCHANGE RATE SENSITIVITY. As of September 30, 1999, the recognized liability for the fair value of the Company's foreign currency swaps declined to $9.9 million. The terms of the foreign currency swaps provide for the Company to pay a fixed Canadian to United States dollar rate on notional United States dollar amounts of $72 million in 1999 and 2000.

     During the nine months ended September 30, 1999, there were no other material changes to the Company's foreign exchange rate sensitive derivatives.

     COMMODITY PRICE SENSITIVITY. During the nine months ended September 30, 1999, the Company entered into certain hedge and non-hedge crude oil derivatives and changed its portfolio of natural gas hedge derivatives.

     The following tables provide information about the crude oil and natural gas derivative financial instruments that the Company was a party to as of September 30, 1999. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

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

     The Company also entered into optional calls that do not qualify for hedge accounting treatment. The terms of the optional calls provide the counter-parties with the option to elect to call either notional crude oil volumes or natural gas volumes at specific index prices.

     See Notes F and H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(1)
        (continued)

                        PIONEER NATURAL RESOURCES COMPANY
                           CRUDE OIL PRICE SENSITIVITY
            DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 1999


                                                     1999          2000       2001         2002        2003   THEREAFTER  FAIR VALUE
                                                   ---------    ---------- ----------   ----------  --------- ----------  ----------
                                                                                    (in thousands except volumes and prices)
      Crude Oil Hedge Derivatives:
       Average daily notional Bbl volumes (1):
        Swap contracts (2): ....................       8,728         519                                                   $(21,827)
          Weighted average per Bbl fixed
            price ..............................   $   15.67    $  15.76
        Put contracts: .........................       2,000                                                               $      1
          Weighted average long put per Bbl
            floor price ........................   $   15.00
        Collar contracts with short put (3): ...      14,000       7,000       3,000                                       $(12,250)
          Weighted average short call per Bbl
            ceiling price ......................   $   18.58    $  20.42    $  20.58
          Weighted average long put per Bbl
            floor price.........................   $   15.86    $  17.29    $  17.50
          Weighted average short put per Bbl
            price below which floor becomes
            variable ...........................   $   12.14    $  14.29    $  14.50
      Crude Oil Non-hedge Derivatives:
       Daily notional crude oil Bbl volumes
            under optional calls sold (4) ......      10,000      10,000                                                   $(18,738)
          Weighted average short call per Bbl
            ceiling price ......................   $   20.00    $  20.00
          Average forward NYMEX crude oil
            price per Bbl ......................   $   22.90    $  20.43
       Daily notional MMBtu volumes under swap
            of NYMEX gas price for 10 percent of
            NYMEX WTI price ....................      13,036      13,036      13,036      13,036      13,036      13,036   $(16,241)

            Average forward NYMEX gas
              prices(5) ........................   $    2.83    $   2.62    $   2.60    $   2.63    $   2.67    $   2.73

            Average forward NYMEX oil
              prices (5) .......................   $   22.90    $  20.43    $  18.21    $  17.73    $  17.50    $  17.20


----------
(1)  See Note F of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter for 1999, 2000 and 2001.
(2) Certain counterparties to the fourth quarter 1999 swap contracts have the contractual right to extend 9,000 Bbl's per day for one additional year at a weighted average strike price of $16.56 per Bbl.
(3) The counterparties to the year 2000 collar contracts with short puts have the contractual right to extend the contracts for notional volumes of 5,000 Bbl's per day through year 2001 at weighted average per Bbl strike prices of $20.09, $17.00 and $14.00 for the short call, long put and short put, respectively.
(4) The counterparties to the fourth quarter 1999 and year 2000 optional call contracts have the contractual right to elect to call crude volumes or gas volumes at the indicated prices. See the "Natural Gas Price Sensitivity" table for the optional natural gas volumes and call prices available to the counterparties.
(5)  Average forward NYMEX oil and gas prices are as of November 8, 1999.

                        PIONEER NATURAL RESOURCES COMPANY


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(1)
        (continued)

                        PIONEER NATURAL RESOURCES COMPANY
                          NATURAL GAS PRICE SENSITIVITY
            DERIVATIVE FINANCIAL INSTRUMENTS AS OF SEPTEMBER 30, 1999


                                          1999      2000       2001        2002        2003       THEREAFTER    FAIR VALUE
                                       ---------  --------   ----------  ----------  ----------   ----------    ----------
                                                          (in thousands except volumes and prices)
  Natural Gas Hedge Derivatives(1):
    Average daily notional MMBtu
      volumes(2):
      Swap contracts(3) .............     6,896          --          --      10,000                            $(11,313)
         Weighted average MMBtu fixed
          price .....................  $   2.16                            $   2.42
      Collar contracts ..............    24,201                                                                $   (469)
         Weighted average short call
         MMBtu ceiling price ........  $   2.56
         Weighted average long put
          MMBtu floor price .........  $   1.91
      Collar contracts with
        short puts(4) ...............    49,065      72,557      60,000                                        $(19,147)
         Weighted average short call
          MMBtu ceiling price .......  $   2.65    $   2.57    $   2.64
         Weighted average long put
          MMBtu contingent floor
          price .....................  $   2.14    $   2.04    $   2.25
         Weighted average short put
          MMBtu price below which
          floor becomes variable ....  $   1.84    $   1.76    $   1.95
  Natural Gas Non-hedge Derivatives:
    Daily nominal gas MMBtu volumes
    under optional calls sold(5).....   100,000     100,000                                                    $(18,738)
         Weighted average short call
           per MMBtu ceiling price...  $   2.64    $   2.76
          Average forward NYMEX gas
          price per MMBtu ...........  $   2.83    $   2.62
    Daily notional MMBtu volumes
      under agreement to swap NYMEX
      gas price for 10 percent of
      NYMEX WTI price ...............    13,036      13,036      13,036      13,036      13,036      13,036    $(16,241)
      Average forward NYMEX gas
        prices(6) ...................  $   2.83    $   2.62    $   2.60    $   2.63    $   2.67    $   2.73
      Average forward NYMEX oil
        prices(6) ...................  $  22.90    $  20.43    $  18.21    $  17.73    $  17.50    $  17.20


--------
(1) When necessary, to minimize basis risk the Company enters into natural gas basis swaps to connect the index price of the hedging instrument from a NYMEX index to an index that reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note F of Notes to Consolidated Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter for 1999, 2000, 2001 and 2002.
(3) Certain counterparties have the contractual right to sell year 2000, 2001, 2002 and 2003 swap contacts to the Company for notional contract volumes of 20,000; 49,223; 12,500; and 10,000 MMBtu per day, respectively, at weighted average strike prices of $2.32; $2.21; $2.52; and $2.58 per MMBtu, respectively.
(4) 30,000; 54,482; and 60,000 MMBtu per day of the fourth quarter 1999, and year 2000 and 2001 collar option contracts with short puts are extendable at the option of the counterparties for a period of one year at respective weighted average per MMBtu prices of $2.73, $2.71 and $2.64 for the short call, $2.13, $2.09 and $2.25 for the long put and $1.83, $1.80 and $1.95 for the short put.
(5) The counterparties to the fourth quarter 1999 and 2000 optional call contracts have the contractual right to elect to call crude volumes or gas volumes at the indicated prices. See the "Crude Oil Price Sensitivity" table for the optional crude oil volumes and call prices available to the counterparties.
(6)  Average forward NYMEX oil and gas prices are as of November 8, 1999.

                        PIONEER NATURAL RESOURCES COMPANY

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK(1)
        (continued)

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

                                        PIONEER NATURAL RESOURCES COMPANY




Date:       November 9, 1999            By:  /s/ M. Garrett Smith
                                             ----------------------------------
                                             M. Garrett Smith
                                             Executive Vice President and Chief
                                             Financial Officer




Date:       November 9, 1999            By:  /s/ Rich Dealy
                                             ----------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                             Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27                       Financial Data Schedule