Form 10-K405/A
period 1999-12-31
PIONEER NATURAL RESOURCES CO
filed 2000-03-23
CIK 1038357

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
   Title of each class                                on which registered
   -------------------                               ----------------------
   Common Stock...................................   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2000....................... $721,125,899

Number of shares of Common Stock outstanding as of
  February 28, 2000...............................................  100,016,779

                      Documents Incorporated by Reference:
                                      None

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO REPORT FILED PURSUANT

                                       TO

                    SECTION 13 OF THE SECURITIES ACT OF 1934

                        PIONEER NATURAL RESOURCES COMPANY

               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

         The registrant hereby amends the cover page of its Annual Report on Form 10-K for the year ended December 31, 1999 and Part III, Items 10 through 13 to delete references to the incorporation by reference in Part III of this report of required information set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 18, 2000 and to provide the information required in response to Items 10 through 13, as set forth below; and, amends Part IV, Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, (a) Listing of Financial Statements and Exhibits, to add Exhibit 12.1 (Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends) and to amend Exhibits 23.1
(Consent of Ernst & Young LLP) and 23.2 (Consent of KPMG LLP) to expand the scope of Ernst & Young LLP and KPMG LLP consents to include inclusion in and incorporation by reference of their reports dated January 24, 2000 and February 13, 1998, respectively, in the Registration Statements (No. 333-42315, No. 333-44439 and No. 333-39381) on Form S-3 and the Registration Statements (No. 333-35087, No. 333-35165, No. 333-39153, No. 333-39249, No. 33-44851, No.
333-35085 and No. 333-35175) on Form S-8 and to being named as an "expert" within Registration Statement No. 333-42315, as documented within the attached exhibits 23.1 and 23.2.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Set forth below are the names, ages, and positions of the Company's directors and executive officers as of February 28, 2000.

       Name                 Age                    Position
       ----                 ---                    --------
Scott D. Sheffield.......    47    Chairman of the Board, President and Chief
                                   Executive Officer
Timothy L. Dove..........    43    Executive Vice President and Chief Financial
                                   Officer
Dennis E. Fagerstone.....    51    Executive Vice President
Mark L. Withrow..........    52    Executive Vice President, General Counsel and
                                   Secretary
Danny L. Kellum..........    45    Vice President - Domestic Operations
James R. Baroffio........    68    Director
R. Hartwell Gardner......    65    Director
James L. Houghton........    69    Director
Jerry P. Jones...........    68    Director
Richard E. Rainwater.....    55    Director
Charles E. Ramsey, Jr....    63    Director
Robert L. Stillwell......    63    Director

       The Company has classified its board of directors (the "Board of Directors") into three classes. Directors in each class are elected to serve for three-year terms and until their successors are elected and qualified. Each year, the directors of one class stand for re-election as their terms of office expire. Messrs. Jones, Ramsey and Rainwater (who is not standing for re-election) are designated as Class III directors, and their terms of office expire on the annual meeting of the Company's stockholders to be held on May 18,

2000. Messrs. Gardner and Houghton are designated as Class I directors, and their terms of office expire at the annual meeting of stockholders in 2001. Messrs. Baroffio, Sheffield and Stillwell are designated as Class II directors, and their terms of office expire at the annual meeting of stockholders in 2002. Since the last annual meeting of stockholders, three directors of the Company,
I. Jon Brumley, Kenneth A. Hersh and Philip B. Smith, voluntarily resigned as directors of the Company. None of these resignations was the result of a disagreement with the Company on any matter relating to the Company's operations, policies or practices. Mr. Rainwater has notified the Board of Directors of his intention not to stand for re-election to the Board of Directors due to his decision to retire effective May 17, 2000. Mr. Brumley resigned to devote his full time and attention to his position as President and CEO of Encore Acquisition Partners, a new independent exploration and production company founded in 1998. Mr. Hersh and Mr. Smith resigned following the Prize transaction (see Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Item 13. Certain Relationships and Related Transactions", below).

       Members of the current Board of Directors (other than Mr. Baroffio) were appointed under the terms of the merger agreement between Parker & Parsley Petroleum Company and MESA Inc. Mr. Baroffio became a director in December 1997 under the terms of the combination agreement between the Company and Chauvco Resources Ltd.

       Executive officers serve at the discretion of the Board of Directors.

       Set forth below is biographical information about each of the Company's directors and executive officers.

       Scott D. Sheffield. Mr. Sheffield, a distinguished graduate of the University of Texas with a Bachelor of Science degree in Petroleum Engineering, has been the President and Chief Executive Officer of the Company since August 1997, and assumed the position of Chairman of the Board in August 1999. He was the President and a director of Parker & Parsley since May 1990 and was the Chairman of the Board and Chief Executive Officer of Parker & Parsley since October 1990. Mr. Sheffield was the sole director of Parker & Parsley from May 1990 until October 1990. Mr. Sheffield joined Parker & Parsley Development Company ("PPDC"), a predecessor of Parker & Parsley, as a petroleum engineer in 1979. Mr. Sheffield served as Vice President - Engineering of PPDC from September 1981 until April 1985, when he was elected President and a director. In March 1989, Mr. Sheffield was elected Chairman of the Board and Chief Executive Officer of PPDC. Before joining PPDC's predecessor, Mr. Sheffield was employed as a production and reservoir engineer for Amoco Production Company.

       Timothy L. Dove. Mr. Dove became Executive Vice President - Business Development of the Company in August 1997, and was elected Executive Vice President and Chief Financial Officer in February 2000. Mr. Dove joined Parker & Parsley in May 1994 as Vice President - International and was promoted to Senior Vice President - Business Development in October 1996, in which position he served until August 1997. Before joining Parker & Parsley, Mr. Dove was employed with Diamond Shamrock Corp., and its successor, Maxus Energy Corp, in various capacities in international exploration and production, marketing, refining, and planning and development. Mr. Dove earned a Bachelor of Science degree in Mechanical Engineering from Massachusetts Institute of Technology in 1979 and received his M.B.A. in 1981 from the University of Chicago.

       Dennis E. Fagerstone. Mr. Fagerstone, a graduate of the Colorado School of Mines with a B.S. in Petroleum Engineering, became an Executive Vice President of the Company in August 1997. Mr. Fagerstone served as Executive Vice President and Chief Operating Officer of Mesa from March 1997, until August 1997. Mr. Fagerstone served as Senior Vice President and Chief Operating Officer of Mesa from October 1996 to February 1997, as Vice President - Exploration and Production of Mesa from May 1991 to October 1996 and as Vice President - Operations of Mesa from June 1988 until May 1991.

       Mark L. Withrow. Mr. Withrow, a graduate of Abilene Christian University with a Bachelor of Science degree in Accounting and Texas Tech University with a Juris Doctorate degree, has been the Executive Vice President, General Counsel and Secretary of the Company since August 1997. He served as Vice President - General Counsel of Parker & Parsley from February 1991 until January 1995, and served as Senior Vice President, General Counsel of Parker & Parsley from January 1995 until August 1997. He was Parker & Parsley's Secretary from August 1992 until August 1997. Mr. Withrow joined PPDC in January 1991. Before joining PPDC, Mr. Withrow was the managing partner of the law firm of Turpin, Smith, Dyer, Saxe & MacDonald, Midland, Texas.

       Danny L. Kellum. Mr. Kellum, who received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University in 1979, has served the Company as Vice President - Domestic Operations since August 1999. From November 1998 until August 1999, Mr. Kellum served as Vice President - Domestic Operations of Pioneer's subsidiary, Pioneer Natural Resources USA, Inc., and from August 1997 until November 1998, he served as Vice President of that company's Permian Division. He served as Spraberry District Manager from 1989 until 1994 and as Vice President of the Spraberry and Permian Divisions for Parker & Parsley until August of 1997. He joined Parker & Parsley in 1981 in the capacity of Operations Engineer after a brief career with Mobil Oil Corporation.

       James R. Baroffio. Dr. Baroffio received a B.A. in Geology at the College of Wooster, Ohio, an M.S. in Geology at Ohio State University, and a Ph.D. in Geology at the University of Illinois. Before becoming a director of the Company in December 1997, Dr. Baroffio enjoyed a long career with Standard Oil Company of California, the predecessor of Chevron Corporation, where he served as President, Chevron Research and Technology Center from 1980 to 1985, eventually retiring as President of Chevron Canada Resources in 1994. Dr. Baroffio was a member of the Board of Directors of the Rocky Mountain Oil & Gas Association, and Chairman of the U.S. National Committee of the World Petroleum Congress. His community leadership positions included membership on the Board of Directors of Glenbow Museum and the Nature Conservancy of Canada, as well as serving as President of the Alberta Nature Conservancy.

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

       Jerry P. Jones. Mr. Jones earned a Bachelor of Science degree from West Texas State College in 1953 and a Bachelor of Law degree from the University of Texas School of Law in 1959. Mr. Jones has served as a director of the Company since August 1997, and as a director of Parker & Parsley from May 1991 until August 1997. Mr. Jones has been an attorney with the law firm of Thompson & Knight, L.L.P., Dallas, Texas, since September 1959 and was a shareholder in that firm until January 1998, when he retired and became of counsel to the firm. Mr. Jones specialized in civil litigation, especially in the area of energy disputes.

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

       Robert L. Stillwell. Mr. Stillwell, a graduate of the University of Texas with a B.B.A. and the University of Texas School of Law with a J.D., has served as a director of the Company since August 1997. He served as a director of Mesa from January 1992 until August 1997, as a member of the Advisory Committee of Mesa, L.P., a predecessor of Mesa, from December 1985 until December 1991, and as a director of Mesa in its original corporate form from 1968 until January 1987. Mr. Stillwell has been a partner in the law firm of Baker & Botts, L.L.P., Houston, Texas.

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

       Based solely on its review of reports and written representations that the Company has received, the Company believes that all required reports were filed on time for 1999.

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

       Under the Company's Long-Term Incentive Plan (the "Plan"), non-employee directors are eligible to receive awards in the form of non-qualified stock options, stock appreciation rights, restricted stock, or performance units. The Company uses these awards instead of cash to pay its non-employee directors their annual retainer fees. The Board of Directors determines the form (or combination of forms) of consideration each year, based on the economic and other circumstances at the time and based on its view of which awards will best align the interests of the stockholders and the directors.

       In order for the directors to participate in the Company's cost reduction program and to tie 100% of their compensation to the Company's stock performance, the Board of Directors determined to use non-qualified stock options to pay all of the non-employee directors' annual fees for the year following the Company's 1999 annual stockholders' meeting. The number of shares subject to stock options granted to each non-employee director was determined by dividing the director's annual retainer fee by the value of an option for one share on May 28, 1999 (the last business day of the month in which the Company's 1999 annual stockholders' meeting was held). The options have a fair-market value exercise price, and the value of each option was calculated using the Black-Scholes method based on assumptions provided by the Company's executive compensation consulting firm. These options vest 25% each quarter. The first vesting date was on August 31, 1999.

       On May 28, 1999, each non-employee director received the following awards of stock options to compensate him for his annual retainer fee (each stock option awarded has an exercise price of $10.875): Messrs. Baroffio, Gardner, Jones and Stillwell each received options for 10,184 shares; Messrs. Brumley, Houghton and Ramsey each received options for 10,693 shares; and Mr. Rainwater received an option for 8,147 shares. Mr. Brumley subsequently retired as a director of the Company effective August 31, 1999, and forfeited stock options to purchase 8,019 shares.

       Effective November 18, 1999 each non-employee director received an award of 30,000 non-qualified stock options at an exercise price of $10.25. One third of these options vest on the day prior to the next annual meeting, May 17, 2000, one third vest on May 17, 2001 and the remaining one third vest May 17, 2002. The foregoing stock option awards are not regular, annual awards but were granted to bring the directors' compensation package to a level competitive with the director compensation of the Company's peer group used for establishing executive compensation.

Compensation of Executive Officers

       The compensation paid to the Company's executive officers generally consists of base salaries, annual bonuses, awards under the Plan, contributions to the Company's 401(k) retirement plan, and miscellaneous perquisites. The following table summarizes the total compensation for 1999, 1998, and 1997 awarded to, earned by or paid to the following persons:

                           SUMMARY COMPENSATION TABLE


                                                                                        Long-Term Compensation
                                                                                                 Awards
                                          Annual Compensation                 ----------------------------------------
                              ---------------------------------------------    Value of     Shares
     Name and                                               Other Annual      Restricted  Underlying     All Other
Principal Position            Year  Salary (a)  Bonus (b)  Compensation (c)    Stock (d)    Options   Compensation (e)
------------------            ----  ----------  ---------  ----------------   ----------  ----------  ----------------
Scott D. Sheffield (f)        1999   $480,000   $ 270,000     $  14,427             -        90,000      $  69,378
President and                 1998    600,000     216,000        16,734             -        90,000        123,252
Chief Executive Officer       1997    518,875     360,000       838,075       2,234,625      90,000        105,996

Dennis E. Fagerstone          1999    247,500      92,812         8,478             -        35,000         40,564
Executive Vice President      1998    275,000      92,812         8,076             -        35,000         37,757
                              1997    259,387     123,750        61,985         871,125      35,000         27,149

Mark L. Withrow (f)           1999    225,000      84,376         4,327             -        35,000         38,855
Executive Vice President      1998    250,000      84,376        60,882             -        35,000         61,178
and General Counsel           1997    228,000     112,500       382,020         871,125      35,000         51,835

Timothy L. Dove               1999    225,000     197,580         4,611             -        35,000         38,394
Executive Vice President      1998    250,000      84,375         4,618             -        35,000        57,713
Business Development          1997    221,750     112,500       484,227         871,125      35,000         39,258

M. Garrett Smith (g)          1999    225,000      84,376         8,418             -        35,000         39,362
Executive Vice President      1998    250,000      84,376         7,457             -        35,000         36,559
and Chief Financial Officer   1997    214,000     105,750        44,386         871,125      35,000         15,812

(a) Mr. Sheffield voluntarily reduced his 1999 salary 20%, and the other named executive officers' salaries were voluntarily reduced 10% during 1999.

(b) Represents the amount awarded under the Company's annual bonus program and the forgiveness of a Company loan to Mr. Dove for $113,204 in 1999 (see "Item 13. Certain Relationships and Related Transactions"). The 1999 and 1998 annual bonus awards were paid fully in cash. The 1997 annual bonus was paid one-half in cash and one-half in restricted common stock as follows:

                                                         Restricted Stock Award
                                                         ----------------------
                                                           Number       Value
                                      Year   Cash Award   of Shares   of Shares
                                      ----   ----------   ---------   ---------
       Mr. Sheffield...............   1997     179,993      8,045      180,007

       Mr. Fagerstone..............   1997      61,883      2,765       61,867

       Mr. Withrow.................   1997      56,249      2,514       56,251

       Mr. Dove....................   1997      56,249      2,514       56,251

       Mr. Smith...................   1997      52,878      2,363       52,872

       Subject to accelerated lapse in certain circumstances, the ownership of the stock vests after one year and transfer restrictions lapse on one-third of the shares on each of the first, second and third anniversaries of the date of grant. The number of shares of restricted stock awarded as annual bonuses was calculated using the last closing sale price of the common stock before the date of the award ($22.375). Ownership of the restricted stock awarded for 1997 vested on September 30, 1998, due to the triggering of a vesting acceleration clause contained in the Plan. See Note F. of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(c) This column includes (i) gross-up payments for taxes in connection with the receipt of restricted stock awarded pursuant to the annual bonus plan as follows: Mr. Sheffield $118,805; Mr. Fagerstone $40,832; Mr. Withrow $37,125; Mr. Dove $37,125; and Mr. Smith $34,896; (ii) relocation and housing cost of living adjustment related to moving corporate headquarters from Midland, Texas to Irving, Texas as follows: payment for 1998 - Mr. Withrow $42,290; payments for 1997 - Mr. Sheffield $432,856; Mr. Withrow $204,000; and Mr. Dove $290,737; (iii) tax gross-up payments for relocation and cost of living adjustment: payment for 1998 - Mr. Withrow $12,044; payments for 1997 - Mr. Sheffield $283,781; Mr. Withrow $133,742; and Mr. Dove $190,458; (iv) and a 1997 payment to Mr.
       Fagerstone of $21,153. Amounts not shown represent miscellaneous perquisites.

(d) The restricted stock awarded in 1997 represents grants on August 8, 1997 of 59,000 shares of common stock to Mr. Sheffield and 23,000 shares of common stock to each of Messrs. Fagerstone, Withrow, Dove and Smith with vesting restrictions that were to lapse one-half on August 8, 2000, and one-half on August 8, 2001. Messrs. Sheffield, Fagerstone, Withrow, Dove and Smith's restricted stock fully vested on September 30, 1998 due to the triggering of a vesting acceleration clause contained in the Plan. See Note F. of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The values of the awards were calculated using the closing sale price of the common stock of $37.875 on August 7, 1997. Because all vesting restrictions on all restricted stock heretofore awarded to each executive officer have lapsed (either by their terms or through acceleration upon the happening of certain events) no executive officer held any shares of restricted stock on December 31, 1999.

(e) For 1999 this column includes (i) contributions to qualified retirement plans for Messrs. Sheffield, Fagerstone, Withrow, Dove and Smith of $16,000, $15,814, $15,922, $15,894, $15,922, respectively; (ii)
       contributions to the Company's non-qualified deferred compensation retirement plan form Messrs. Sheffield, Fagerstone, Withrow, Dove and Smith of $48,923, $24,750, $22,933, $22,500, $22,933, respectively; (iii)
       a $1,330 premium with respect to a term life insurance policy for the benefit of Mr. Sheffield; (iv) reimbursement for financial counseling services for Messrs. Sheffield and Smith for $3,125 and $507, respectively.

(f)    See "Employee Investment Partnerships" below for information about Parker
       &  Parsley-sponsored   employee  investment  partnerships  in  which  Mr.
       Sheffield and Mr. Withrow invested their own funds.

(g)    Mr. Smith resigned from the Company effective February 1, 2000.

       Long-Term Incentive Plan. The Plan provides for employee and non-employee director awards in the form of stock options, stock appreciation rights, restricted stock, and performance units payable in stock or cash. The maximum number of shares of common stock that may be issued under the Plan is equal to 10% of the total number of shares of common stock outstanding from time to time minus the total number of shares of stock subject to outstanding awards on the date of calculation under any other stock-based plan for employees or directors of the Company and its subsidiaries. The Plan had 4,275,311 shares available for additional awards at December 31, 1999.

       Information about restricted stock awards made under the Plan is set forth in the Summary Compensation Table. No performance units or stock appreciation rights have been awarded under the Plan.

       The following table sets forth information about stock option grants made during 1999 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                        --------------------------------------------------
                          Number of         % of Total
                          Securities      Options Granted   Exercise or
                          Underlying        to Employees     Base Price      Expiration      Grant Date
       Name             Options Granted    in Fiscal Year   Per Share (c)        Date        Value (d)
       ----             ---------------   ---------------   -------------   --------------   ----------

Mr. Sheffield.........    45,000 (a)           2.27%          $  5.81        2/24/05-06-07    $ 147,150
                          45,000 (b)           2.27%            12.44        8/23/05-06-07      314,100
Mr. Fagerstone........    17,500 (a)           0.88%             5.81        2/24/05-06-07       57,225
                          17,500 (b)           0.88%            12.44        8/23/05-06-07      122,150
Mr. Withrow...........    17,500 (a)           0.88%             5.81        2/24/05-06-07       57,225
                          17,500 (b)           0.88%            12.44        8/23/05-06-07      122,150
Mr. Dove..............    17,500 (a)           0.88%             5.81        2/24/05-06-07       57,225
                          17,500 (b)           0.88%            12.44        8/23/05-06-07      122,150
Mr. Smith.............    17,500 (a)           0.88%             5.81        2/24/05-06-07       57,225
                          17,500 (b)           0.88%            12.44        8/23/05-06-07      122,150

(a) These options were granted on February 24, 1999, vest at the rate of one-third each year commencing on the first anniversary of the grant date, and have a term of five years from the date of vesting. The compensation committee of the Board of Directors (the "Compensation Committee") retains discretion, subject to plan limits, to modify the terms of the options. In the event of a change in control of the Company as defined in the Plan, the options will immediately become fully vested and exercisable in full.

(b) These options were granted on August 23, 1999, vest at the rate of one-third each year commencing on the first anniversary of the grant date, and have a term of five years from the date of vesting. The Compensation Committee retains discretion, subject to plan limits, to modify the terms of the options. In the event of a change in control of the Company as defined in the Plan, the options will immediately become fully vested and exercisable in full.

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

(d) The estimated grant date value of shares in footnotes (a) and (b) is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options include the following:

       o   An interest  rate of 6.59% for  footnote  (a) and 6.51% for  footnote
           (b), which represents the interest rate on a U. S. Treasury security with a maturity date corresponding to the option term.

       o Volatility of 50% for footnote (a) and 50% for footnote (b) calculated using daily stock prices for the 120-day period prior to the grant date.

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

       The following table sets forth, for each named executive officer, information concerning the exercise of stock options during 1999 and the value of unexercised stock options as of December 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                         Number of Securities           Value of Unexercised
                              Number of                 Underlying Unexercised              In-the-Money
                               Shares                 Options at Fiscal Year End     Options at Fiscal Year End
                             Acquired on    Value     ---------------------------   ------------------------------
                              Exercise     Realized   Exercisable   Unexercisable   Exercisable  Unexercisable (a)
                             -----------   --------   -----------   -------------   -----------  -----------------
Mr. Sheffield.............        -         $  -        320,000        120,000         $ -           $140,625
Mr. Fagerstone............        -            -        138,332         46,666           -             54,688
Mr. Withrow...............        -            -        106,334         46,666           -             54,688
Mr. Dove..................        -            -        100,334         46,666           -             54,688
Mr. Smith.................        -            -        111,905         46,666           -             54,688

(a) Amounts were calculated by multiplying the number of unexercised options by $8.9375, which was the closing sale price of the common stock on December 31, 1999 and subtracting the aggregate exercise price.

       Retirement Plan. The Company provides a non-qualified deferred compensation retirement plan for officers and key employees of the Company. Each participant is allowed to contribute up to 25% of base salary. The Company provides a matching contribution of 100% of the participant's contribution limited to the first 10% of the officer's base salary. The Company matching contribution vests immediately.

       Employee  Investment  Partnerships.  From  1987  through  1991,  Parker &
Parsley formed employee partnership programs in which Mr. Sheffield participated. In 1992 and 1993 Mr. Sheffield and Mr. Withrow participated in a Direct Investment Partnership formed to invest in all wells drilled by Parker & Parsley during those years (except in certain circumstances where its participation would impose additional costs to Parker & Parsley). As of December 31, 1999, the aggregate contributions that have been made to the employee partnerships and the Direct Investment Partnerships by Mr. Sheffield and Mr. Withrow and the aggregate distributions that have been received by them from those partnerships were as follows: Mr. Sheffield contributed $734,955 and received $1,145,680 ($79,555 of which was received during 1999); and Mr. Withrow contributed $142,625 and received $151,437 ($13,206 of which was received during 1999).

       Severance Agreements. On August 8, 1997, the Company entered into severance agreements with its officers. Salaries and bonuses are set by the Compensation Committee independent of these agreements, and the Compensation Committee can increase or reduce base salaries at its discretion.

       Either the Company or the officer may terminate the officer's employment under the severance agreement at any time. The Company must pay the officer an amount equal to one year's base salary if the officer's employment is terminated because of death, disability, or normal retirement. The Company must pay the officer an amount equal to one year's base salary and continue health insurance for the officer's family for one year if the Company terminates the officer's employment without cause or if the officer terminates employment for good reason, which is when reductions in the officer's base annual salary exceed specified limits or when the officer's responsibilities have been significantly reduced. If within one year after a change in control of the Company, the Company terminates the officer without cause, or if the officer terminates employment for good reason, the Company must pay the officer an amount equal to
2.99 times the sum of the officer's base salary plus target bonus for the year and continue health insurance for the officer's family for one year. If the officer terminates employment with the Company without reason between six months and one year after a change in control, or at any time within one year after a change in control if the officer is required to move, then the Company must pay the officer one year's base salary and continue health insurance for the officer's family for one year. Officers are also entitled to additional payments for certain tax liabilities that may apply to severance payments following a change in control.

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

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       Mr. Robert L. Stillwell is a member of the Compensation Committee and is a partner of Baker & Botts, L.L.P., which provided limited legal services to the Company during 1999. The dollar amount of fees that the Company paid to Baker & Botts, L.L.P., during the most recent fiscal year of that law firm did not exceed 5% of that firm's gross revenues. Mr. Stillwell does not serve on the sub-committee of the Compensation Committee which administers the Company's Long-Term Incentive Plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding the beneficial ownership of common stock as of February 28, 2000, by (a) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of common stock, (b) each director and nominee for director of the Company, (c) each executive officer of the Company, and (d) all directors and executive officers as a group.

                                                       Number of    Percentage
       Name of Person or Identity of Group               Shares     Of Class (1)
       -----------------------------------             ----------   ------------

Southeastern Asset Management, Inc. (2).............   26,593,532       26.6%
Longleaf Partners Fund
O. Mason Hawkins
   6410 Poplar Avenue, Suite 900
   Memphis, Tennessee  38119

The Prudential Insurance Company of America (3).....    9,775,877        9.8%
   751 Broad Street
   Newark, New Jersey  07102-3777
   R3C 3C3

Richard E. Rainwater (4) (5)........................    5,553,654        5.6%
   777 Main Street, Suite 2700
   Fort Worth, Texas  76102

Scott D. Sheffield (5), (6).........................      854,679        *

Timothy L. Dove (5), (7)............................      207,295        *

Dennis E. Fagerstone (5)............................      238,895        *

Danny L. Kellum (5), (8)............................      110,536        *

Mark L. Withrow (5), (9)............................      231,643        *

James R. Baroffio (5)...............................       50,937        *

R. Hartwell Gardner (5).............................       46,075        *

James L. Houghton (5), (10).........................       53,933        *

Jerry P. Jones (5)..................................       55,736        *

Charles E. Ramsey, Jr. (5)..........................       57,779        *

Robert L. Stillwell (5), (11).......................       46,833        *

All directors and executive officers as a group
 (12 persons) (12)..................................    8,391,537        8.4%

---------------
* Does not exceed 1%.

(1) Based on 100,016,779 shares of common stock consisting of 96,435,493 outstanding shares of common stock and 3,581,286 outstanding exchangeable shares that are exchangeable for the same number of shares of common stock.

(2) The Schedule 13G/A filed with the SEC on February 9, 2000, which is a joint statement on Schedule 13G/A filed by Southeastern Asset Management, Inc. ("Southeastern"), Longleaf Partners Fund ("Longleaf") and O. Mason Hawkins ("Hawkins"), states that the statement is being filed by Southeastern as a registered investment adviser, and that all of the securities covered by the statement are owned legally by Southeastern's investment advisory clients and none are owned directly or indirectly by Southeastern. The
     Schedule 13G/A further states that the statement is also being filed by Hawkins, Chairman of the Board and C.E.O. of Southeastern, in the event he could be deemed to be a controlling person of that firm as the result of his official positions with or ownership of its voting securities. The existence of such control is expressly disclaimed. Hawkins does not own directly or indirectly any securities covered by the Schedule 13G/A for his own account.

(3) The Schedule 13G/A filed with the SEC on January 31, 2000 states that The Prudential Insurance Company of America may have direct or indirect voting and/or investment discretion over 9,775,877 shares or 9.8% of the outstanding common stock which are held for the benefit of its clients by its separate accounts, externally managed accounts, registered investment companies, subsidiaries and/or other affiliates.

(4) Includes 109,324 shares owned directly by Rainwater, Inc., of which Mr. Rainwater is the sole shareholder, and 244,950 shares (of which Mr. Rainwater disclaims beneficial ownership) owned by Mr. Rainwater's spouse.

(5) Includes the following number of shares subject to stock options that were exercisable at or within 60 days after February 28, 2000: Mr. Rainwater, 38,147; Mr. Sheffield, 500,350; Mr. Dove, 176,000; Mr. Fagerstone, 207,988;
     Mr. Kellum, 98,000; Mr. Withrow, 170,000; Mr. Baroffio, 40,184; Mr. Gardner, 40,184; Mr. Houghton, 40,693; Mr. Jones, 40,184; Mr. Ramsey, 40,693; and Mr. Stillwell, 40,184.

(6) Includes 100 shares held by a minor child of Mr. Sheffield and 24,845 shares held in Mr. Sheffield's 401(k) account.

(7)  Includes 370 shares held in Mr. Dove's 401(k) account.

(8)  Includes 516 shares held in Mr. Kellum's 401(k) account.

(9)  Includes 17,266 shares held in Mr. Withrow's 401(k) account.

(10) Includes 9,666 shares held by two trusts of which Mr. Houghton is a trustee and over which shares he has sole voting and investment power, 2,000 shares held in Mr. Houghton's investment retirement account, and 479 shares held by a corporation that is in Mr. Houghton's control..

(11) Includes 758 shares held by Mr. Stillwell's wife.

(12) Includes 1,685,107 shares of common stock subject to stock options that were exercisable at or within 60 days after February 28, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including 22 public and 22 private drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. In accordance with the terms of the partnership agreements and the related tax partnership agreements of the affiliated partnerships, the

Company participated in the activities of the sponsored partnerships on a promoted basis. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling and income partnerships.

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

       Effective January 1, 1999, the Company entered into an agreement with Rainwater, Inc., the former general partner of DNR that Mr. Rainwater wholly owns, modifying certain terms of a prior agreement between DNR and Mesa, which was assumed by the Company upon consummation of the merger between Parker & Parsley and Mesa. Pursuant to the terms of this agreement, as modified, the Company will pay Rainwater, Inc. $300,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration of the provision of certain consulting and financial analysis services to the Company by Rainwater, Inc. and its representatives.

       On June 29, 1999, the Company completed the sale of certain United States oil and gas producing properties, gas plants and other assets primarily located in the Gulf Coast, Mid Continent and Permian Basin to Prize Energy Corp. ("Prize"). The sale of these assets was initiated through an auction process.

       The Board of Directors of Prize includes Mr. Philip P. Smith, its Chief Executive Officer, Mr. Kenneth A. Hersh, and Mr. Lon C. Kile, its President and Chief Operating Officer. Mr. Hersh, through his association with Natural Gas Partners V, L.P., owned or controlled approximately 88% of Prize. Messrs. Smith and Kile owned or controlled approximately 10.5% and .5% of Prize respectively. Because Mr. Smith and Mr. Hersh were members of the Board of Directors of the Company and Mr. Kile was an Executive Vice President of the Company prior to initiating the auction process, supervision of the sale process was placed under the direction of a special independent committee (comprised of outside directors unrelated to Prize) of the Company's Board of Directors. The independent committee reviewed and considered all offers presented to the Company for the purchase of the assets acquired by Prize. The Prize offer was approved by the special independent committee as being the best offer presented. Following approval of the Prize offer by the special independent committee, Messrs. Smith, Hersh and Kile resigned their positions with the Company.

       In accordance with the terms of the Prize purchase and sale agreement, the Company received net sales proceeds of $245.0 million, comprised of $215.0 million of cash and 2,307.693 shares of six percent convertible preferred stock having a liquidation preference and fair value of $30.0 million. As a result of Prize merging with Vista Energy Resources, Inc., the Company's investment in
Prize's six percent convertible preferred stock was exchanged for 4,018,161 shares of Prize Series A convertible preferred stock ("Prize Series A Preferred"). The Prize Series A Preferred provides for six percent annual dividend payments, payable quarterly in additional equity shares of Prize through 2001. Subsequent to 2001, Prize has the option of paying the quarterly dividends on the Prize Series A Preferred in equity shares or cash. Each share of the Prize Series A Preferred may, at the option of the Company, be converted into one share of Prize common stock, subject to certain anti-dilution adjustments.

       The Company has entered into an agreement with Prize, subject to certain contingencies, to sell effective March 31, 2000, 1,380,446 shares of the Prize Series A Preferred back to Prize for $18,636,021. Pioneer and Prize have also agreed to convert the remaining shares of the Prize Series A Preferred to 2,637,715 shares of Prize common stock. If these transactions are completed as planned, the Company's ownership of outstanding Prize common and preferred voting shares would decline from 27.4% to 19.9% and Mr. Sheffield and Mr. Withrow will resign from the Prize Board of Directors.

       In February 1999, the Company, after approval from the Compensation Committee, forgave an August, 1997 loan to Mr. Dove in the amount of $113,204, which funded the tax liability resulting from vesting of his restricted stock in August 1997 in the merger of Parker & Parsley and MESA.

                                    PART IV.

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Listing of Financial Statements and Exhibits

   Exhibits

Exhibit
Number                       Description
------                       -----------
 12.1*    -    Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges
               and Preferred Stock Dividends

 23.1*    -    Consent of Ernst & Young LLP.

 23.2*    -    Consent of KPMG LLP.

--------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized.

                                     PIONEER NATURAL RESOURCES COMPANY



Date:  March 23, 2000                By:  /s/ Rich Dealy
                                         -------------------------------------
                                          Rich Dealy, Vice President and Chief
                                          Accounting Officer