Form 10-Q
period 2000-03-31
PIONEER NATURAL RESOURCES CO
filed 2000-05-11
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

     / x /       Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

     /   /     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the transition period from _______ to ________


                           Commission File No. 1-13245

                        PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)



                             Delaware                         75-2702753
             -----------------------------------------  ---------------------
                  (State or other jurisdiction of          (I.R.S. Employer
                   incorporation or organization)       Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas     75039
----------------------------------------------------------------    --------
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

                                Yes / x / No / /

Number of shares of Common Stock outstanding
  as of April 30, 2000.............................................   99,617,796

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS

                                                                         Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999 ......................................    3

           Consolidated Statements of Operations and Comprehensive
              Income (Loss) for the three months ended March 31,
              2000 and 1999............................................    4

           Consolidated Statement of Stockholders' Equity for the
              three months ended March 31, 2000........................    5

           Consolidated Statements of Cash Flows for the three
              months ended March 31, 2000 and 1999.....................    6

           Notes to Consolidated Financial Statements..................    7

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   18

Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk..............................................   25


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...........................................   30

Item 6.    Exhibits and Reports on Form 8-K............................   30

           Signatures..................................................   31

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                    March 31,      December 31,
                                                                      2000             1999
                                                                   -----------     -----------
                                                                   (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents......................................  $    33,136     $    34,788
  Accounts receivable:
     Trade, net..................................................      135,483         116,456
     Affiliates..................................................        2,413           2,119
  Inventories....................................................       12,905          13,721
  Deferred income taxes..........................................        5,800           5,800
  Other current assets...........................................       11,228          10,252
                                                                    ----------      ----------
       Total current assets......................................      200,965         183,136
                                                                    ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties...........................................    3,062,829       2,997,335
     Unproved properties.........................................      248,026         257,583
  Accumulated depletion, depreciation and amortization...........     (799,602)       (751,956)
                                                                    ----------      ----------
                                                                     2,511,253       2,502,962
                                                                    ----------      ----------
Deferred income taxes............................................       83,400          83,400
Other property and equipment, net................................       40,633          43,006
Other assets, net................................................      133,640         116,969
                                                                    ----------      ----------
                                                                   $ 2,969,891     $ 2,929,473
                                                                    ==========      ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt.........................  $       505     $       828
    Accounts payable:
       Trade.....................................................       72,175          86,442
       Affiliates................................................          498             426
    Interest payable.............................................       27,533          36,045
    Other current liabilities....................................       97,165          73,072
                                                                    ----------      ----------
          Total current liabilities..............................      197,876         196,813
                                                                    ----------      ----------
Long-term debt, less current maturities..........................    1,745,818       1,745,108
Other noncurrent liabilities.....................................      167,997         169,438
Deferred income taxes............................................       41,600          43,500
Stockholders' equity:
    Preferred stock, $.01 par value; 100,000,000 shares
       authorized; one share issued and outstanding..............          -               -
    Common stock, $.01 par value; 500,000,000 shares authorized;
       100,885,078 and 100,876,789 shares issued as of March 31,
       2000 and December 31, 1999, respectively..................        1,009           1,009
    Additional paid-in-capital...................................    2,348,496       2,348,448
    Treasury stock, at cost; 1,046,625 and 537,206 shares as of
       March 31, 2000 and December 31, 1999, respectively........      (14,496)        (10,384)
    Accumulated deficit..........................................   (1,560,114)     (1,574,884)
    Accumulated other comprehensive income:
       Unrealized gain on available for sale securities..........       31,742             -
       Cumulative translation adjustment.........................        9,963          10,425
                                                                    ----------      ----------
          Total stockholders' equity.............................      816,600         774,614
Commitments and contingencies....................................   ----------      ----------
                                                                   $ 2,969,891     $ 2,929,473
                                                                    ==========      ==========

  The financial information included as of March 31, 2000 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended March 31,
                                                                2000           1999
                                                             ----------     ----------
Revenues:
    Oil and gas...........................................   $  174,375     $  147,151
    Interest and other....................................        3,755         45,973
    Gain on disposition of assets, net....................        8,372             67
                                                              ---------      ---------
                                                                186,502        193,191
                                                              ---------      ---------
Costs and expenses:
    Oil and gas production................................       43,122         47,194
    Depletion, depreciation and amortization..............       51,908         69,372
    Exploration and abandonments..........................       13,075         11,776
    General and administrative............................        9,759         10,249
    Reorganization........................................          -            5,529
    Interest..............................................       39,755         42,521
    Other.................................................       14,413          8,651
                                                              ---------      ---------
                                                                172,032        195,292
                                                              ---------      ---------
Income (loss) before income taxes.........................       14,470         (2,101)
Income tax (provision) benefit............................          300           (400)
                                                              ---------      ---------
Net income (loss).........................................       14,770         (2,501)

Other comprehensive income (loss):
    Unrealized gain on available for sale securities......       31,742            -
    Translation adjustment................................         (462)            95
                                                              ---------      ---------
Comprehensive income (loss)...............................   $   46,050     $   (2,406)
                                                              =========      =========
Net income (loss) per share:
    Basic ................................................   $      .15     $     (.02)
                                                              =========      =========
    Diluted...............................................   $      .15     $     (.02)
                                                              =========      =========
Weighted average basic shares outstanding.................      100,163        100,300
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                 Common                                                       Comprehensive Income
                                 Stock                Additional                            ------------------------      Total
                                 Shares     Common     Paid-in     Treasury   Accumulated   Investment   Translation   Stockholders'
                              Outstanding    Stock     Capital      Stock       Deficit        Gains     Adjustment       Equity
                              -----------   -------   ----------   --------   -----------   ----------   -----------   ------------
Balance as of January 1,
 2000.......................    100,340    $ 1,009   $2,348,448   $(10,384)  $(1,574,884)   $     -      $  10,425     $  774,614

 Stock options exercised....          8        -             48        -             -            -            -               48
 Treasury stock purchases...       (510)       -            -       (4,112)          -            -            -           (4,112)
 Net income.................        -          -            -          -          14,770          -            -           14,770
 Other comprehensive
  income (loss):
    Unrealized gain on
      available for sale
      securitis.............        -          -            -          -             -         31,742          -           31,742
    Translation adjustment..        -          -            -          -             -            -           (462)          (462)
                               --------     ------    ---------    --------   ----------      -------     --------      ---------
Balance as of March 31,
 2000.......................     99,838    $ 1,009   $2,348,496   $(14,496)  $(1,560,114)   $  31,742    $   9,963     $  816,600
                               ========     ======    =========    =======    ==========     ========     ========      =========




         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                        consolidatedfinancial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ---------     ---------
Cash flows from operating activities:
    Net income (loss)...........................................   $  14,770     $  (2,501)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depletion, depreciation and amortization..................      51,908        69,372
      Exploration expenses, including dry holes.................       9,732        10,310
      Deferred income taxes.....................................      (1,500)         (100)
      Gain on disposition of assets, net........................      (8,372)          (67)
      Other noncash items.......................................      17,664       (30,286)
    Changes in operating assets and liabilities:
      Accounts receivable.......................................     (18,950)        2,295
      Inventory.................................................        (190)        1,815
      Other current assets......................................        (649)         (173)
      Accounts payable..........................................     (13,763)      (26,514)
      Interest payable..........................................      (8,512)      (11,090)
      Other current liabilities.................................       5,063        (4,770)
                                                                    --------      --------
         Net cash provided by operating activities..............      47,201         8,291
                                                                    --------      --------
Cash flows from investing activities:
    Proceeds from disposition of assets.........................      19,547         5,150
    Additions to oil and gas properties.........................     (60,034)      (47,173)
    Other property dispositions, net............................         553           101
                                                                    --------      --------
         Net cash used in investing activities..................     (39,934)      (41,922)
                                                                    --------      --------
Cash flows from financing activities:
    Borrowings under long-term debt.............................      30,839       307,217
    Principal payments on long-term debt........................     (31,707)     (279,741)
    Payment of noncurrent liabilities...........................      (3,909)      (12,927)
    Exercise of long-term incentive plan stock options..........          48           -
    Purchase of treasury stock..................................      (4,112)          -
    Deferred loan fees/issuance costs...........................         (71)       (6,891)
                                                                    --------      --------
         Net cash provided by (used in) financing activities....      (8,912)        7,658
                                                                    --------      --------
Net decrease in cash and cash equivalents.......................      (1,645)      (25,973)
Effect of exchange rate changes on cash and cash equivalents....          (7)          315
Cash and cash equivalents, beginning of period..................      34,788        59,221
                                                                    --------      --------
Cash and cash equivalents, end of period........................   $  33,136     $  33,563
                                                                    ========      ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

NOTE B.      Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

NOTE C.      Commitments and Contingencies

       Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by- quarter basis and will adjust its litigation reserves as appropriate to reflect the then current status of litigation.

       Masterson. In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, the Company, as successor to MESA Inc. ("Mesa"), has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against the Company for any such royalty underpayment which may be allocable to the Company. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967, amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

       On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing- scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for a new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs have appealed to the Fifth Circuit Court of Appeals, where oral arguments were heard in December 1998. The Court's decision regarding this litigation could be announced at any time.

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

       The D.C. Circuit issued its decision on August 2, 1996, which holds that producers must make refunds of all Kansas ad valorem tax collected with respect to production since October 4, 1983, as opposed to June 28, 1988. Petitions for rehearing were denied on November 6, 1996. Various natural gas producers subsequently filed a petition for writ of certiori with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

rendered on or after June 28, 1988 (the effective date originally selected by the FERC). Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non- recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of March 31, 2000 and December 31, 1999, the  Company  had set  aside  $31.7  million  and $31.3  million,  respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE D.      Commodity Hedge Derivatives

       The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

       Crude oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. In addition to the oil hedge contracts set forth below, the Company has deferred oil hedge losses of $17.6 million that will be recognized during the following periods: $2.2 million during the second quarter of 2000, $5.9 million during the third quarter of 2000, $5.9 million during the fourth quarter of 2000 and $3.6 million during 2001. The following table sets forth the Company's outstanding oil hedge contracts as of March 31, 2000:

                                                                                          Yearly
                                          Second           Third          Fourth        Outstanding
                                          Quarter         Quarter         Quarter         Average
                                       -------------   -------------   -------------   -------------
Daily oil production:
  2000 - Swap Contracts

    Volume (Bbl)....................           6,571             478             435           2,480
    Price per Bbl...................   $       16.49   $       15.76   $       15.76   $       16.00

  2000 - Collar Contracts*
    Volume (Bbl)....................           7,714           7,898           7,977           7,864
    Price per Bbl...................   $17.44-$20.66   $17.48-$20.71   $17.50-$20.74   $17.47-$20.70

----------
* Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for average notional contract volumes of 7,000 Bbls per day at a weighted average index price of $14.29 per Bbl. Consequently, if the weighted average year 2000 index price falls below $14.29 per Bbl, the Company will receive the weighted average index price for the notional contract volumes, plus $3.18 per Bbl. The counterparties have the contractual right to extend contracts for notional volumes of 5,000 Bbls per day through year 2001 at weighted average per Bbl strike prices of $17.00-$20.09 for the collar contracts and $14.00 for the put contracts.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and the net effects of settlements of oil price hedges to revenue:

                                                         Three months ended
                                                              March 31,
                                                       ---------------------
                                                         2000         1999
                                                       --------     --------

     Average price reported per Bbl..................  $  22.44     $  11.80
     Average price realized per Bbl..................  $  27.74     $  11.02
     Addition (reduction) to revenue (in millions)...  $  (16.8)    $    3.5

       Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The Company has deferred gas hedge losses of $5.9 million that will be recognized during the following periods: $1.1 million during the second quarter of 2000, $1.1 million during the third quarter of 2000, $1.2 million during the fourth quarter of 2000 and $2.5 million during 2001. The following table sets forth the Company's outstanding gas hedge contracts as of March 31, 2000 (prices included herein represent the Company's weighted average index price per MMBtu):

                                                                                           Yearly
                                     First       Second         Third        Fourth      Outstanding
                                    Quarter      Quarter       Quarter       Quarter       Average
                                    --------   -----------   -----------   -----------   -----------
Daily gas production:
   2000 - Collar Contracts*
     Volume (Mcf)................                   39,029        58,223        55,571        57,227
     Index price per MMBtu.......   $          $2.01-$2.58   $2.01-$2.58   $2.02-$2.61   $2.01-$2.59

   2002 - Swap Contracts

     Volume (Mcf)................     10,000        10,000        10,000        10,000        10,000
     Index price per MMBtu.......   $   2.42   $      2.42   $      2.42   $      2.42   $      2.42

----------
 * Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for an equal volume at an average index price of $1.73 per MMBtu. Consequently, if the weighted average year 2000 index price falls below $1.73 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.28 per MMBtu.

       In addition to the hedge contracts shown above, certain counterparties have the contractual right to sell 2001, 2002 and 2003 swap contracts to the Company for notional contract volumes of 49,233; 12,500; and 10,000 Mcf per day, respectively, at weighted average index prices of $2.21, $2.52, and $2.58 per MMBtu, respectively. Certain counterparties also have the contractual right to sell 2001 and 2002 collar contracts with associated put contracts to the Company for notional contract volumes of 54,482 and 60,000 Mcf per day, respectively, at weighted average index prices of $2.09-$2.71 and $2.25-$2.64 per MMBtu, respectively, for the collar contracts, and $1.80 and $1.95 per MMBtu, respectively, for the associated put contracts.

       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and the net effects of settlements of gas price hedges to revenue:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                          ------------------
                                                            2000      1999
                                                          -------    -------

       Average price reported per Mcf...................  $  1.97    $  1.71
       Average price realized per Mcf...................  $  1.99    $  1.50
       Addition (reduction) to revenue (in millions)....  $   (.9)   $   9.3

NOTE E.     Other Revenue

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

NOTE F.     Mark-to-Market Financial Instruments

       Available for sale securities. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair value of the Prize Preferred was not readily determinable. On February 9, 2000, Prize merged with Vista Energy Resources Inc. and the common stock of the merged Prize entity began to publicly trade on the American Stock Exchange. Additionally, on February 9, 2000, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior A Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in- kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize common stock ("Prize Common") and sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. Associated with these transactions, the Company recognized an $8.3 million gain on the Prize Common disposition that is included in the accompanying Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2000. The fair value of the Company's remaining investment in 2,637,715 shares of Prize Common was $51.4 million as of March 31, 2000, representing a $31.7 million unrealized gain on the Company's original investment in the underlying shares. The Company has classified its investment in Prize Common as available for sale securities and, accordingly, recognized a $31.7 million unrealized gain on the securities in the stockholders' equity section of the accompanying Consolidated Balance Sheet as of March 31, 2000, and in other comprehensive income in the accompanying Consolidated Statement of Operations and Comprehensive Income
(Loss) for the three months ended March 31, 2000. These securities will continue to be marked-to-market at the end of each reporting period. The related effects on the Company's future comprehensive income (loss) could be significant.

       Non-hedge commodity derivatives. During the first quarter of 1999, the Company sold NYMEX crude oil call contracts for 8,000 barrels per day of oil, at a weighted average strike price of $17.15 per barrel, for a nine month period ending on December 31, 1999. Additionally, the Company sold calls that provide the counter party an option to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, for a twenty-one month period that began on April 1, 1999 and ends on December 31, 2000, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.75 per MMBtu. These contracts do not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2000 and 1999, include noncash mark-to-market increases to the liabilities recognized on these contracts of $14.1

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

                                   (Unaudited)

million and $2.6 million, respectively. The Company's non-hedge commodity derivatives will continue to be marked-to-market until they mature. The related effects on the Company's future results of operations could be significant.

       The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2000 include a noncash mark-to-market decrease of $.7 million to the liabilities recognized for the BTU swap agreements; during the three months ended March 31, 1999, the Company recorded a $2.0 million noncash mark-to- market increase to other expenses and the BTU swap agreements liabilities. These contracts will continue to be marked- to-market at the end of each reporting period during their respective lives. The related effects on the Company's future results of operations could be significant.

       Foreign currency agreements. The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the Company recorded a $.1 million noncash mark-to-market increase to the recognized liabilities associated with these agreements during the three months ended March 31, 2000. During the three months ended March 31, 1999, the Company recorded a $2.6 million noncash market-to-market decrease to the recognized liabilities associated with these agreements. These contracts will continue to be marked-to-market until they mature at various dates during the fourth quarter of 2000. The related effects on the Company's future results of operations could be significant.

       Trading securities. During the fourth quarter of 1998, the Company received three million shares of common stock of a non-affiliated, publicly traded entity in partial payment of option fees. During the three months ended March 31, 1999, the market quoted value of the three million shares of common stock declined by $4.9 million to $7.1 million. Accordingly, other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income
(Loss) for the three months ended March 31, 1999 includes a $4.9 million noncash, mark-to-market decrease to the carrying value of the investment. The investment in the common stock of the non-affiliated entity was sold by the Company for $.7 million during the three months ended June 30, 1999.

NOTE G.     Reorganization

       During 1998, the Company announced its intentions to reorganize its operations to realize additional operational and administrative efficiencies. During the three months ended March 31, 1999, the Company recorded severance, relocation, lease termination and other costs of $5.5 million relating to the reorganization. The $5.5 million of reorganization costs recognized during the first quarter of 1999 primarily consisted of relocation costs that were related to the Company's 1998 initiatives, but were not incurred until 1999.

NOTE H.     Geographic Operating Segment Information

       The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada.

       The following table provides the Company's interim geographic operating segment data. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

                                      United                            Other    Headquarters   Consolidated
                                      States    Argentina    Canada    Foreign     and other        Total
                                     --------   ---------   --------   -------   ------------   ------------
                                                                  (in thousands)

Three months ended March 31, 2000:
  Oil and gas revenue.............   $132,442    $ 31,118   $ 10,815   $   -       $    -        $ 174,375
  Interest and other..............        -           -          -         -          3,755          3,755
  Gain (loss) on disposition of
     assets.......................        (10)        -            6       -          8,376          8,372
                                      -------     -------    -------    ------      -------       --------
                                      132,432      31,118     10,821       -         12,131        186,502
                                      -------     -------    -------    ------      -------       --------
  Production costs................     34,413       5,400      3,309       -            -           43,122
  Depletion, depreciation and
     amortization.................     30,989      11,180      5,729       -          4,010         51,908
  Exploration and abandonments....      4,949       6,171        447     1,508          -           13,075
  General and administrative......        -           -          -         -          9,759          9,759
  Interest........................        -           -          -         -         39,755         39,755
  Other ..........................        -           -          -         -         14,413         14,413
                                      -------     -------    -------    ------      -------       --------
                                       70,351      22,751      9,485     1,508       67,937        172,032
                                      -------     -------    -------    ------      -------       --------
  Income (loss) before income taxes    62,081       8,367      1,336    (1,508)     (55,806)        14,470
  Income tax benefit (provision)..    (21,728)     (2,928)      (596)      528       25,024            300
                                      -------     -------    -------    ------      -------       --------
  Net income (loss)...............   $ 40,353    $  5,439   $    740   $  (980)    $(30,782)     $  14,770
                                      =======     =======    =======    ======      =======       ========
Three months ended March 31, 1999:
  Oil and gas revenue.............   $117,473    $ 14,547   $ 15,131   $   -       $    -        $ 147,151
  Interest and other..............        -           -          -         -         45,973         45,973
  Gain on disposition of assets...        -           -          -         -             67             67
                                      -------     -------    -------    ------      -------       --------
                                      117,473      14,547     15,131       -         46,040        193,191
                                      -------     -------    -------    ------      -------       --------
  Production costs................     37,519       4,393      5,282       -            -           47,194
  Depletion, depreciation and
     amortization.................     48,987       8,201      7,581       -          4,603         69,372
  Exploration and abandonments....      7,857         819      1,811     1,289          -           11,776
  General and administrative......        -           -          -         -         10,249         10,249
  Reorganization..................        -           -          -         -          5,529          5,529
  Interest........................        -           -          -         -         42,521         42,521
  Other ..........................        -           -          -         -          8,651          8,651
                                      -------     -------    -------    ------      -------       --------
                                       94,363      13,413     14,674     1,289       71,553        195,292
                                      -------     -------    -------    ------      -------       --------
  Income (loss) before income taxes    23,110       1,134        457    (1,289)     (25,513)        (2,101)
  Income tax benefit (provision)..     (8,551)       (397)      (204)      451        8,301           (400)
                                      -------     -------    -------    ------      -------       --------
  Net income (loss)...............   $ 14,559    $    737   $    253   $  (838)    $(17,212)     $  (2,501)
                                      =======     =======    =======    ======      =======       ========

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                              As of March 31, 2000
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                           Non-
                                                          Pioneer       Guarantor                         The
                                            Parent          USA        Subsidiaries    Eliminations     Company
                                          ----------    -----------    ------------    ------------    ----------
Current assets:
  Cash and cash equivalents.............  $      641    $    17,354     $  15,141       $              $   33,136
  Other current assets..................   2,159,934     (1,372,385)     (619,720)                        167,829
                                           ---------     ----------      --------                       ---------
       Total current assets.............   2,160,575     (1,355,031)     (604,579)                        200,965
                                           ---------     ----------      --------                       ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
     Proved properties..................         -        2,231,649       831,180                       3,062,829
     Unproved properties................         -           19,952       228,074                         248,026
  Accumulated depletion, depreciation
    and amortization....................         -         (643,507)     (156,095)                       (799,602)
                                           ---------     ----------      --------                       ---------
                                                 -        1,608,094       903,159                       2,511,253
                                           ---------     ----------      --------                       ---------
Deferred income taxes...................      83,400            -             -                            83,400
Other property and equipment, net.......          -          25,787        14,846                          40,633
Other assets, net.......................      12,581         78,312        42,747                         133,640
Investment in subsidiaries..............     194,316        114,831           -          (309,147)            -
                                           ---------     ----------      --------                       ---------
                                          $2,450,872    $   471,993     $ 356,173                      $2,969,891
                                           =========     ==========      ========                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt    $      -      $       505     $     -                        $      505
  Other current liabilities............       27,349        130,969        39,053                         197,371
                                           ---------     ----------      --------                       ---------
       Total current liabilities.......       27,349        131,474        39,053                         197,876
                                           ---------     ----------      --------                       ---------
Long-term debt, less current maturities    1,745,818            -             -                         1,745,818
Other noncurrent liabilities...........          -          135,327        32,670                         167,997
Deferred income taxes..................          -              -          41,600                          41,600
Stockholders' equity...................      677,705        205,192       242,850        (309,147)        816,600

Commitments and contingencies..........   ----------     ----------      --------                       ---------
                                          $2,450,872    $   471,993     $ 356,173                      $2,969,891
                                           =========     ==========      ========                       =========

                           CONSOLIDATING BALANCE SHEET
                             As of December 31, 1999
                                 (in thousands)

                                     ASSETS

                                                                           Non-
                                                          Pioneer       Guarantor                         The
                                            Parent          USA        Subsidiaries    Eliminations     Company
                                          ----------    -----------    ------------    ------------    ----------
Current assets:
  Cash and cash equivalents............   $        5    $    22,699     $  12,084       $              $   34,788
  Other current assets.................    2,160,134     (1,455,442)     (556,344)                        148,348
                                           ---------     ----------      --------                       ---------
       Total current assets............    2,160,139     (1,432,743)     (544,260)                        183,136
                                           ---------     ----------      --------                       ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of
    accounting:
     Proved properties.................          -        2,200,173       797,162                       2,997,335
     Unproved properties...............          -           24,267       233,316                         257,583
  Accumulated depletion, depreciation
    and amortization...................          -         (614,402)     (137,554)                       (751,956)
                                           ---------     ----------      --------                       ---------
                                                 -        1,610,038       892,924                       2,502,962
                                           ---------     ----------      --------                       ---------
Deferred income taxes..................       83,400            -             -                            83,400
Other property and equipment, net......          -           28,144        14,862                          43,006
Other assets, net......................       13,293         58,117        45,559                         116,969
Investment in subsidiaries.............      190,293        161,061           -          (351,354)            -
                                           ---------     ----------      --------                       ---------
                                          $2,447,125    $   424,617     $ 409,085                      $2,929,473
                                           =========     ==========      ========                       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt $       -        $       828     $     -                        $      828
  Other current liabilities.........        36,115          120,857        39,013                         195,985
                                         ---------       ----------      --------                       ---------
       Total current liabilities....        36,115          121,685        39,013                         196,813
                                         ---------       ----------      --------                       ---------
Long-term debt, less current maturities  1,745,108              -             -                         1,745,108
Other noncurrent liabilities........           -            137,848        31,590                         169,438
Deferred income taxes...............           -                -          43,500                          43,500
Stockholders' equity................       665,902          165,084       294,982        (351,354)        774,614

Commitments and contingencies.......    ----------       ----------     ---------                       ---------
                                       $ 2,447,125      $   424,617     $ 409,085                      $2,929,473
                                        ==========       ==========      ========                       =========

                                       14

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    For the Three Months Ended March 31, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                Non-        Consolidated
                                                 Pioneer      Guarantor         Income                         The
                                      Parent       USA       Subsidiaries    Tax Benefit     Eliminations    Company
                                     --------    --------    ------------    ------------    ------------    --------
Revenues:
   Oil and gas.....................  $    -      $125,477      $  48,898        $   -         $              $174,375
   Interest and other..............        18       2,060          1,677            -                           3,755
   Gain on disposition of assets,
     net...........................       -         8,337             35            -                           8,372
                                      -------     -------       --------         ------                       -------
                                           18     135,874         50,610            -                         186,502
                                      -------     -------       --------         ------                       -------
Costs and expenses:
   Oil and gas production..........       -        33,745          9,377            -                          43,122
   Depletion, depreciation and
     amortization..................       -        32,771         19,137            -                          51,908
   Exploration and abandonments....       -         5,664          7,411            -                          13,075
   General and administrative......      (196)      7,814          2,141            -                           9,759
   Interest........................   (11,621)     36,151         15,225            -                          39,755
   Equity income from subsidiaries.    (2,927)     (2,709)           -              -            5,636            -
   Other...........................       -        14,071            342            -                          14,413
                                      -------     -------       --------         ------                       -------
                                      (14,744)    127,507         53,633            -                         172,032
                                      -------     -------       --------         ------                       -------
Income (loss) before income taxes      14,762       8,367         (3,023)           -                          14,470
Income tax benefit.................       -           -              292              8                           300
                                      -------     -------       --------         ------                       -------
Net income (loss)..................    14,762       8,367         (2,731)             8                        14,770

Other comprehensive income (loss):
   Unrealized gain on available
     for sale securities...........       -        31,742            -              -                          31,742
   Translation adjustment..........       -           -             (462)           -                            (462)
                                      -------     -------       --------         ------                       -------
Comprehensive income (loss)........  $ 14,762    $ 40,109      $  (3,193)       $     8                      $ 46,050
                                      =======     =======       ========         ======                       =======

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                    For the Three Months Ended March 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                 Non-        Consolidated
                                                 Pioneer      Guarantor         Income                         The
                                      Parent       USA       Subsidiaries    Tax Provision   Eliminations    Company
                                     --------    --------    ------------    -------------   ------------    -------
Revenues:
   Oil and gas.....................  $    -      $110,082      $  37,069        $   -         $              $147,151
   Interest and other..............        11      42,634          3,328            -                          45,973
   Gain on disposition of assets,
     net...........................       -            67            -              -                             67
                                      -------     -------       --------         ------                       -------
                                           11     152,783         40,397            -                         193,191
                                      -------     -------       --------         ------                       -------
Costs and expenses:
   Oil and gas production..........       -        36,046         11,148            -                          47,194
   Depletion, depreciation and
     amortization..................       -        48,099         21,273            -                          69,372
   Exploration and abandonments....       -         8,889          2,887            -                          11,776
   General and administrative......       320       7,460          2,469            -                          10,249
   Reorganization..................       -         5,529            -              -                           5,529
   Interest........................    (9,619)     39,338         12,802            -                          42,521
   Equity (income) loss from
     subsidiaries..................    11,255        (273)           -              -          (10,982)            -
   Other...........................       544       9,959         (1,852)           -                           8,651
                                      -------     -------       --------         ------                       -------
                                        2,500     155,047         48,727            -                         195,292
                                      -------     -------       --------         ------                       -------
Loss before income taxes...........    (2,489)     (2,264)        (8,330)                                      (2,101)
Income tax (provision) benefit.....       -          (483)            95            (12)                         (400)
                                      -------     -------       --------         ------                       -------
Net loss...........................    (2,489)     (2,747)        (8,235)           (12)                       (2,501)

Other comprehensive income:
   Translation adjustment..........       -           -               95            -                              95
                                      -------     -------       --------         ------                       -------
Comprehensive loss.................  $ (2,489)   $ (2,747)     $  (8,140)       $   (12)                     $ (2,406)
                                      =======     =======       ========         ======                       =======

                                       15

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                             Non-
                                                              Pioneer      Guarantor         The
                                                   Parent       USA       Subsidiaries     Company
                                                 ---------    --------    ------------    ---------
Cash flows from operating activities:
 Net cash provided by operating activities....   $   5,316    $  4,450     $  37,435      $  47,201
                                                  --------     -------      --------       --------
Cash flows from investing activities:
 Proceeds from disposition of assets..........         -        18,885           662         19,547
 Additions to oil and gas properties..........         -       (22,925)      (37,109)       (60,034)
 Other property (additions) dispositions, net.         -        (1,767)        2,320            553
                                                  --------     -------      --------       --------
    Net cash used in investing activities.....         -        (5,807)      (34,127)       (39,934)
                                                  --------     -------      --------       --------
Cash flows from financing activities:
 Borrowings under long-term debt..............      30,839         -             -           30,839
 Principal payments on long-term debt.........     (31,384)       (323)          -          (31,707)
 Payment of noncurrent liabilities............         -        (3,665)         (244)        (3,909)
 Exercise of long-term incentive plan
    stock options.............................          48         -             -               48
 Purchase of treasury stock...................      (4,112)        -             -           (4,112)
 Deferred loan fees/issuance costs............         (71)        -             -              (71)
                                                  --------     -------      --------       --------
    Net cash used in financing activities.....      (4,680)     (3,988)         (244)        (8,912)
                                                  --------     -------      --------       --------
Net increase (decrease) in cash and cash
  equivalents.................................         636      (5,345)        3,064         (1,645)
Effect of exchange rate changes on
  cash and cash equivalents...................         -           -              (7)            (7)
Cash and cash equivalents,
  beginning of period.........................           5      22,699        12,084         34,788
                                                  --------     -------      --------       --------
Cash and cash equivalents, end
  of period...................................   $     641    $ 17,354     $  15,141      $  33,136
                                                  ========     =======      ========       ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                              Non-
                                                              Pioneer       Guarantor        The
                                                   Parent       USA       Subsidiaries     Company
                                                 ---------    --------    ------------    ---------
Cash flows from operating activities:
 Net cash provided by (used
    in) operating activities..................   $(299,916)   $ 26,977     $ 281,230      $   8,291
                                                  --------     -------      --------       --------
Cash flows from investing activities:
 Proceeds from disposition of assets..........         -         3,286         1,864          5,150
 Additions to oil and gas properties..........         -       (24,798)      (22,375)       (47,173)
 Other property (additions) dispositions, net.         -        (1,890)        1,991            101
                                                  --------     -------      --------       --------
    Net cash used in
      investing activities....................         -       (23,402)      (18,520)       (41,922)
                                                  --------     -------      --------       --------
Cash flows from financing activities:
 Borrowings under long-term debt..............     306,925         -             292        307,217
 Principal payments on long-term debt.........      (3,226)       (290)     (276,225)      (279,741)
 Payment of noncurrent liabilities............         -       (10,847)       (2,080)       (12,927)
 Deferred loan fees/issuance costs............      (6,891)        -             -           (6,891)
                                                  --------     -------      --------       --------
    Net cash provided by
      (used in) financing
      activities..............................     296,808     (11,137)     (278,013)         7,658
                                                  --------     -------      --------       --------
Net decrease in cash and cash
  equivalents.................................      (3,108)     (7,562)      (15,303)       (25,973)
Effect of exchange rate changes on
  cash and cash equivalents...................         -           -             315            315
Cash and cash equivalents,
  beginning of period.........................       3,161      37,932        18,128         59,221
                                                  --------     -------      --------       --------
Cash and cash equivalents, end
  of period...................................   $      53    $ 30,370     $   3,140      $  33,563
                                                  ========     =======      ========       ========

                                       16

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

NOTE J.     Subsequent Events

       Senior notes. During April 2000, the Company issued $425 million of 9-5/8% Senior Notes Due April 1, 2010 (the "9-5/8% Senior Notes"). The 9-5/8% Senior Notes were issued at a discount of .353 percent and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of approximately $413.5 million. The proceeds were used to reduce outstanding borrowings under the Company's existing revolving credit facility. The 9-5/8% Senior Notes are unsecured senior obligations of the Company, bear interest that is due semi- annually on April 1 and October 1, and impose certain restrictive covenants on the Company, including restrictions on the incurrence of additional indebtedness and restricted payments. The principal and interest payments on the 9-5/8% Senior Notes are unconditionally guaranteed by Pioneer USA.

       Asset sale. During April 2000, the Company sold an office building in Midland, Texas that served as its headquarters prior to the Company's relocation to Irving, Texas during 1998. The Company sold the building for gross proceeds of $4.5 million and will recognize a loss on the sale of the office building of approximately $5.3 million during the second quarter of 2000.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

Financial Performance

       The Company reported net income of $14.8 million ($.15 per share) for the three months ended March 31, 2000, as compared to a net loss of $2.5 million ($.02 per share) for the same period in 1999. The Company's results for the three months ended March 31, 2000 were significantly impacted by increases in commodity prices (see "Trends and Uncertainties" and "Results of Operations", below), an $8.3 million gain on the sale of a portion of the Company's investment in the common stock of a non-affiliated entity (see Note F. of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements") and $14.4 million of derivative mark-to-market charges to other costs and expenses (see "Results of Operations - Other Costs and Expenses", below). The net income for the three months ended March 31, 1999 includes $41.3 million of other income related to option fees received for a terminated property sales agreement. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

       Net cash provided by operating activities was $47.2 million during the three ended March 31, 2000, as compared to net cash provided by operating activities of $8.3 million for the same period in 1999. The increase in net cash provided by operating activities during the three months ended March 31, 2000, as compared to the first quarter of 1999, is primarily attributable to increases in commodity prices and declines in cash expenses, partially offset by production declines due primarily to 1999 property dispositions (see "Results of Operations", below).

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 2000 was $2.5 billion, consisting of total debt of $1.7 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 68 percent at March 31, 2000 as compared to 69 percent at December 31, 1999. The Company intends to continue reducing its outstanding indebtedness during 2000 and 2001 through the use of funds generated by the individual or combined sources of operating activities and asset dispositions.

Drilling Highlights

       During the first quarter of 2000, the Company spent $60.0 million on capital projects including $44.6 million for development activities, $10.8 million for exploration activities and $4.6 million on acquisitions. The Company completed 92 development wells and 10 exploratory wells, plugged and abandoned six development wells and two exploratory wells and temporarily abandoned six development wells. As of March 31, 2000, the Company had 27 development wells and two exploratory wells in progress.

       Domestic. The Company expended $23.2 million during the first quarter of 2000 on drilling activities in the Gulf Coast, Permian Basin and Mid Continent areas of the United States.

       Gulf Coast area. In the Gulf Coast area, the Company expended $12.9 million of drilling capital during the first quarter of 2000, successfully completed two exploratory wells and plugged and abandoned one development well. The Company's successful completions were the Devil's Tower prospect on Mississippi Canyon 773 and the Aconcagua appraisal well on Mississippi Canyon
305. The Mississippi Canyon 773 well was drilled to a total depth of 15,625 feet and encountered a significant number of hydrocarbon-bearing sands. The Company has a 15.8 percent working interest in the discovery. The first appraisal well on the Devil's Tower prospect is scheduled to spud during May 2000. The Aconcagua appraisal well was drilled to a total depth of 14,113 feet and encountered over 250 net feet of gas pay. The Company has a 25 percent working interest in the discovery. In the East Texas Bossier field, the Company currently has two drilling rigs contracted and operating and plans to add two additional rigs during the second quarter of 2000. As of March 31, 2000, the Company has four Gulf Coast area wells in progress.

       Permian Basin area. In the Permian Basin area, the Company expended $8.9 million of drilling capital during the first quarter of 2000 and successfully completed 34 development wells, of which 21 were in progress at December 31, 1999. During the first quarter of 2000, the wells drilled in the Permian Basin area were primarily located in the Company's core Spraberry field, where the Company currently has three drilling rigs contracted and operating. As of March 31, 2000, the Company has 15 development wells in progress in the Spraberry field.

       Mid Continent area. In the Mid Continent area, the Company expended $1.4 million of drilling capital during the first quarter of 2000, successfully completed 20 development wells, 12 of which were in progress at December 31, 1999, and temporarily abandoned six development wells. The Company's development drilling in the Mid Continent area is focused on West Panhandle gas prospects, where the Company currently has three drilling rigs contracted and operating. As of March 31, 2000, the Company has six development wells in progress in the Mid Continent area.

       Argentina. In Argentina, the Company expended $11.3 million of drilling capital during the first quarter of 2000, successfully completed 17 wells, eight of which were exploratory wells and nine of which were development wells, and plugged and abandoned two exploratory wells and one development well. Included in the first quarter well completions were four exploratory wells and one development well that were in progress at December 31, 1999. During February 2000, the Company announced its first discovery on new Neuquen Basin acreage acquired during 1999. The Borde Colorado 1006 well was drilled in the Al Sur de la Dorsal block, where the Company has a 100 percent working interest, on a structure defined by 3-D seismic. The well was drilled to a depth of approximately 1,500 meters and initially flowed at a rate of 450 barrels of oil per day. The Company currently has four drilling rigs contracted and operating in Argentina. As of March 31, 2000, the Company has one exploratory well and three development wells in progress in Argentina.

       Canada. In Canada, the Company expended $19.8 million of drilling capital during the first quarter of 2000, successfully completed 29 development wells, of which three were in progress at December 31, 1999, and plugged and abandoned four development wells. During the first quarter of 2000, the Company completed its annual winter drilling program in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible to drilling operations during the winter. Additionally, the Company installed new pipeline infrastructure in field extension areas that have follow-up drilling scheduled for next winter and increased compressor capacity to accommodate production from new wells.

       Africa. In South Africa, the Company expended $1.0 million during the first quarter of 2000 to participate in the third appraisal well on the Sable oil field project. The appraisal well encountered a thin oil column in an accumulation separate from the main Sable field formation. A 3-D seismic survey is planned to further establish the areal extent of the Western extension of this reservoir.

Events, Trends and Uncertainties

       Second quarter 2000 financing activities. During April 2000, the Company executed plans to increase its liquidity, extend its debt maturities and improve the terms of its debt obligations. The Company issued $425 million of 9-5/8% Senior Notes Due April 1, 2010 (the "9-5/8% Senior Notes"). The 9-5/8% Senior Notes were issued at a discount of .353 percent and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of approximately $413.5 million. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to reduce outstanding borrowings under the Company's existing revolving credit facility.

       The Company also obtained commitments for a new five-year $600 million senior credit facility to replace its existing revolving credit facility. If consummated, the proposed credit facility would extend the maturity of the Company's debt, enhance liquidity and provide flexibility in support of the Company's business strategies. The Company intends to finalize the proposed senior credit facility during the second quarter of 2000; however, no assurances can be given that the proposed senior credit facility will be consummated as planned. If the Company replaces its existing credit facility, approximately $12 million of associated unamortized debt costs would be charged to earnings as an extraordinary loss from early extinguishment of debt during the second quarter.

       During April 2000, the Company entered into certain interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and mature on April 15, 2005;
require  the  counterparties  to pay the  Company a fixed  annual  rate of 8.875
percent  on  the   notional   amount;   and  require  the  Company  to  pay  the
counterparties a variable annual rate on the notional amount equal to the periodic three-month London Interbank Offered Rate plus a weighted average margin rate of 178.2 basis points.

       Second quarter asset disposition. During April 2000, the Company sold an office building in Midland, Texas that served as its headquarters prior to the Company's relocation to Irving, Texas during 1998. The Company sold the building for gross proceeds of $4.5 million. The Company will continue to maintain certain administrative and operating functions in the office building under an operating lease negotiated with the purchasers. A loss on the sale of the office building of approximately $5.3 million will be recognized during the second quarter of 2000.

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

       During the first quarter of 1999, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations reduced their oil export volumes. The export volume reductions initiated by OPEC and other crude oil exporting nations, and strong North American natural gas market fundamentals have sustained a favorable oil and gas commodity price environment through 1999 and into the second quarter of 2000. No assurances can be given as to the duration of the current commodity price environment.

       The benchmark daily average NYMEX West Texas Intermediate closing price increased 120 percent during the three months ended March 31, 2000, in comparison with the three months ended March 31, 1999. The benchmark daily average NYMEX Henry Hub closing price increased 42 percent during the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

       To mitigate the impact of changing prices on the Company's results of operations, cash flows and financial condition, the Company from time to time enters into commodity derivative contracts as hedges against oil and gas price risk (see Note D of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements").

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

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $174.4 million for the three months ended March 31, 2000 compared to $147.2 million for the same period in 1999. The increase in revenues is reflective of commodity price increases which more than offset decreased production volumes due to 1999 asset dispositions.

                                          Three Months Ended March 31,
                                         -----------------------------
                                            2000                1999
                                         ---------            --------
    Production:
       Oil (MBbls)....................       3,163               4,537
       NGLs (MBbls)...................       2,063               2,478
       Gas (MMcf).....................      32,688              43,714
       Total (MBOE)...................      10,674              14,301
    Average daily production:
       Oil (Bbls).....................      34,759              50,407
       NGLs (Bbls)....................      22,667              27,539
       Gas (Mcf)......................     359,208             485,707
       Total (BOE)....................     117,294             158,897
    Average prices:
       Oil (per Bbl) (1)..............   $   22.44           $   11.80
       NGL (per Bbl) (2)..............   $   19.00           $    7.63
       Gas (per Mcf) (3)..............   $    1.97           $    1.71

----------
    (1) The Company's average per Bbl reported oil prices by geographic area were $20.02, $29.44 and $29.12 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 2000; and $12.19, $11.08 and $10.46 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 1999.
    (2) The Company's average per Bbl reported NGL prices by geographic area were $18.86, $19.41 and $22.52 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 2000; and $7.68, $6.58 and $6.78 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 1999.
    (3) The Company's average per Mcf reported gas prices by geographic area were $2.29, $1.11 and $1.92 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 2000; and $1.88, $1.09 and $1.62 for the United States, Argentina and Canada, respectively, during the three months ended March 31, 1999.

       As is discussed above, oil and gas revenues for the quarter ended March 31, 2000 were significantly impacted by commodity price increases. As compared to the first quarter of 1999, the average oil price for the three months ended March 31, 2000 increased 90 percent; the average NGL price increased 149 percent; and the average gas price increased 15 percent.

       On a BOE basis, production decreased by 25 percent for the three months ended March 31, 2000, as compared to the same period in 1999. Production, on a BOE basis, declined 28 percent in the United States and 50 percent in Canada, where the Company completed asset dispositions during 1999, while production in Argentina increased by 12 percent.

       Hedging activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three months ended March 31, 2000, the Company's hedging activities decreased the average price received for oil and gas sales 19 percent and one percent, respectively. During the three months ended March 31, 1999, the Company's hedging activities increased the average prices received for oil and gas sales by seven percent and 14 percent, respectively.

       Crude oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to NYMEX prices. The average oil price per Bbl that the Company reports includes the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The Company's average realized price for physical oil sales (excluding hedge results) for the three months ended March 31, 2000 was $27.74 per Bbl, while, as a point of reference, the comparable daily average NYMEX closing per Bbl was $28.73 per Bbl. The Company recorded a net decrease to oil revenues of $16.8 million during the three months ended March 31, 2000, as a result of its commodity hedges.

       During the three months ended March 31, 1999, the Company realized an average price for physical oil sales (excluding hedge results) of $11.02 per Bbl, while, as a point of reference, the comparable daily average NYMEX closing per Bbl for the same periods was $13.05 per Bbl. The Company recorded a net increase to oil revenues of $3.5 million for the three months ended March 31, 1999, as a result of its commodity hedges.

       Natural gas. The Company hedges gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The average gas price per Mcf that the Company reports includes the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The Company's average realized price for physical gas sales (excluding hedge results) for the three months ended March 31, 2000, was $1.99 per Mcf, while, as a point of reference, the comparable daily average NYMEX closing for the same period was $2.49 per Mcf. The Company recorded a net decrease to gas revenues of $.9 million for the three months ended March 31, 2000, as a result of its commodity hedges.

       During the three months ended March 31, 1999, the Company realized an average price for physical gas sales (excluding hedge results) of $1.50 per Mcf, while, as a point of reference, the comparable daily average NYMEX closing was $1.75 per Mcf. The Company recorded a net increase to gas revenues of $9.3 million for the three months ended March 31, 1999, as a result of its commodity hedges.

       See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information concerning the Company's deferred hedge losses and open hedge positions and related contract prices as of March 31, 2000.

       Interest and other revenue. During the three months ended March 31, 2000 and 1999, the Company's interest and other revenue totaled $3.8 million and $46.0 million, respectively. Other revenue during the first quarter of 1999 includes $41.3 million of option fees received by the Company from a third party. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a discussion of transactions that gave rise to the 1999 option fee revenue.

       Gain on disposition of assets. During the three months ended March 31, 2000 and 1999, the Company recorded gains on the disposition of assets of $8.4 million and $.1 million, respectively. The gain recognized during the first quarter of 2000 is primarily comprised of an $8.3 million gain from the sale of 1,380,446 shares of Prize Energy Corp. common stock (see Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"). The fair value of the Company's remaining investment in 2,637,715 shares of Prize Energy Corp. common stock was $51.4 million as of March 31, 2000.

       Production costs. During the three month period ended March 31, 2000, total production costs per BOE averaged $4.03, representing an increase of $.72 per BOE, as compared to production costs per BOE of $3.31 during the same period in 1999. The increase in production costs per BOE is comprised of a $.40 per BOE increase in production taxes, a $.23 per BOE increase in workover costs and a $.09 per BOE increase in lease operating expenses. The increase in production taxes was caused by the quarter-to-quarter increase in oil and gas commodity prices.

                                             Three Months Ended March 31,
                                             ---------------------------
                                               2000               1999
                                             --------           --------
                                                      (per BOE)

    Lease operating expense...............   $   3.08           $   2.99
    Production taxes......................        .67                .27
    Workover costs........................        .28                .05
                                              -------            -------

       Total production costs.............   $   4.03           $   3.31
                                              =======            =======

       Depletion expense. Depletion expense per BOE was $4.49 per BOE during the three months ended March 31, 2000, as compared to $4.53 per BOE during the same period in 1999. The decline in depletion expense per BOE during 2000 is primarily associated with the disposition in 1999 of higher cost basis, non-core properties and upward reserve revisions as of December 31, 1999, on retained properties.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs increased to $13.1 million during the three months ended March 31, 2000, from $11.8 million during the same period in 1999. The increase is largely the result of $3.8 million of unproved leasehold abandonments in the Rio Grande Sur area of Argentina, where the Company completed an unsuccessful exploratory well during the first quarter of 2000.

                                                  United                           Other
                                                  States    Argentina   Canada    Foreign     Total
                                                  -------   ---------   -------   -------   --------
                                                                     (in thousands)

       Three months ended March 31, 2000:
         Geological and geophysical costs.....    $ 3,659    $   784    $   265   $ 1,501   $  6,209
         Exploratory dry holes................        291      1,510        (13)      -        1,788
         Leasehold abandonments and other.....        999      3,877        195         7      5,078
                                                   ------     ------     ------    ------    -------

                                                  $ 4,949    $ 6,171    $   447   $ 1,508   $ 13,075
                                                   ======     ======     ======    ======    =======
       Three months ended March 31, 1999:
         Geological and geophysical costs.....    $ 4,176    $   752    $   165   $   966   $  6,059
         Exploratory dry holes................      2,747         67        734       269      3,817
         Leasehold abandonments and other.....        934        -          912        54      1,900
                                                   ------     ------     ------    ------    -------

                                                  $ 7,857    $   819    $ 1,811   $ 1,289   $ 11,776
                                                   ======     ======     ======    ======    =======

       General and administrative expense. General and administrative expense was $9.8 million for the three months ended March 31, 2000, as compared to $10.2 million for the same period ended March 31, 1999, representing a decrease of five percent. On a per BOE basis, general and administrative expense increased from $.72 per BOE during the first quarter of 1999 to $.91 per BOE during the first quarter of 2000, primarily due to a $2.1 million increase in employee bonuses.

       Reorganization costs for the three months ended March 31, 1999, totaled $5.5 million. During 1998 and 1999, the Company consolidated its six domestic operating divisions; relocated most of its administrative services to Dallas, Texas; closed its regional offices in Corpus Christi, Texas; Houston, Texas and Oklahoma City, Oklahoma; and, eliminated approximately 350 employee positions. The Company does not expect to recognize any additional reorganization charges during 2000.

       Interest expense. Interest expense for the quarter ended March 31, 2000 was $39.8 million as compared to $42.5 million for the same period in 1999. The $2.7 million decrease in interest expense during the first quarter of 2000, as compared to the first quarter of 1999, is reflective of a $426.1 million decrease in the Company's average debt outstanding due to the 1999 asset dispositions, partially offset by a 96 basis point increase in the Company's weighted average interest rate on debt.

       During the three months ended March 31, 1999, the Company was a party to interest rate swap agreements that resulted in a decrease in interest expense of $543 thousand. The interest rate swap agreements matured during the second quarter of 1999.

       Other costs and expenses. Other costs and expenses for the three months ended March 31, 2000 and 1999 were $14.4 million and $8.7 million, respectively. The increase in other costs and expenses is primarily attributable to fluctuations in mark-to-market provisions on financial instruments. Mark-to-market provisions during the first quarter of 2000 included a $14.1 million increase in the liabilities associated with non-hedge commodity call contracts and a $.1 million increase in the liabilities associated with forward foreign currency swap agreements, partially offset by a $.7 million decrease in the liabilities associated with the Company's BTU swap agreements. During the quarter ended March 31, 1999, mark-to-market provisions included a $4.9 million decrease in the fair value of the Company's investment in three million shares of a non-affiliated entity, a $2.6 million increase in the liabilities associated with non- hedge commodity call contracts and a $2.0 million increase in the liabilities associated with the Company's BTU swap agreements, partially offset by a $2. 6 million decrease in the liabilities associated with forward foreign currency swap agreements. See Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information pertaining to the Company's investment and liabilities that are recorded at fair value. Investments and non-hedge derivative contracts that are recorded at fair value are marked-to-market at the end of each reporting period in which the Company maintains ownership of the investment or the non-hedge derivative contract has not been liquidated or matured. The related effects on the Company's future results of operations and comprehensive income (loss) could be significant.

       Income tax provisions (benefits). During the three month periods ended March 31, 2000 and 1999, the Company recognized an income tax benefit of $.3 million and an income tax provision of $.4 million, respectively. The Company's first quarter 2000 income tax benefit is associated with the tax attributes of the Company's operations in Argentina. Due to continuing uncertainties regarding the likelihood that certain of the Company's net operating loss carryforwards and other credit carryforwards may expire unused, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that deferred tax assets previously reserved will be used prior to their expiration. During the three months ended March 31, 2000, the Company reduced its deferred tax asset valuation reserves by $2.5 million. The income tax provision recognized during the first quarter 1999 was primarily due to state taxes associated with a 1998 property divestiture.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

       The Company's cash expenditures for additions to oil and gas properties totaled $60.0 million during the first quarter of 2000. This amount includes $4.6 million for the acquisition of prospects and properties and $55.4 million for development and exploratory drilling. Drilling expenditures during the first quarter of 2000 included $23.2 million in the United States, $19.8 million in Canada, $11.4 in Argentina and $1.0 million in other international areas. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first quarter of 2000.

       Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of non-core assets or alternative financing sources as discussed in "Capital Resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from asset dispositions. The Company expects that its capital resources will be sufficient to fund its remaining capital commitments in 2000 and allow for reductions in debt during 2000.

       Operating activities. Net cash provided by operating activities was $47.2 million during the three months ended March 31, 2000, as compared to net cash provided by operating activities of $8.3 million for the same period in 1999. The increase in net cash provided by operating activities was primarily attributable to increases in commodity prices and cost reductions, partially offset by declines in production volumes (see "Oil and gas revenues," above).

       Financing activities. The Company had an outstanding balance under its credit facility agreements at March 31, 2000 of $850.5 million (including outstanding, undrawn letters of credit of $26.1 million), leaving approximately $89.1 million of unused borrowing capacity immediately available.

       During the second quarter of 2000, the Company issued $425 million of 9-5/8% Senior Notes and obtained commitments for a proposed $600 million senior credit facility to replace its existing revolving credit facility. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to repay outstanding borrowings under the Company's existing revolving credit facility. See "Events, Trends and Uncertainties", above, for information regarding these financing activities.

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

       Asset dispositions. During the three months ended March 31, 2000 and 1999, proceeds from asset dispositions totaled $19.5 million and $5.2 million, respectively. During the three months ended March 31, 2000, the sale of 1,380,446 shares of Prize Common for $18.6 million was the primary source of the Company's proceeds from asset dispositions. The proceeds from these dispositions were used to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

       Liquidity. At March 31, 2000, the Company had $33.1 million of cash and cash equivalents on hand, compared to $34.8 million at December 31, 1999. The Company's ratio of current assets to current liabilities was 1.02 to 1 at March 31, 2000 and .93 to 1 at December 31, 1999.

Other Items

       Year 2000 project. During 1998, the Company established a "Year 2000" project that assessed the Company's internal Year 2000 problem; took remedial actions necessary to minimize the Year 2000 risk exposure to the Company and third parties; and, tested the Company's systems and processes once remedial actions were taken.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)

       The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

       The following disclosures provide specific information about material changes that have occurred since December 31, 1999 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in market interest rates, foreign exchange rates, commodity prices or common stock prices.

       Interest rate sensitivity. On April 7, 2000, the Company announced the sale of $425 million of 9-5/8% Senior Notes Due April 1, 2010 ("9-5/8% Senior Notes"). Net proceeds of approximately $413.5 million from the sale of the 9-5/8% Senior Notes were used by the Company to reduce borrowings under its variable interest rate revolving credit facility that matures in 2002 (see Note
J. of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements"). Also in April 2000, the Company entered into certain interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commence on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875
percent  on  the  notional   amount;   and,  require  the  Company  to  pay  the
counterparties a variable annual rate on the notional amount equal to the periodic three-month London Interbank Offered Rate plus a weighted average margin rate of 178.2 basis points.

       Foreign exchange rate sensitivity. During the three months ended March 31, 2000, there were no material changes to the Company's foreign exchange exposures.

       Commodity price sensitivity. During the first quarter of 2000, the Company terminated certain crude oil and natural gas hedge derivatives. The following tables provide information about the Company's crude oil and natural gas derivative financial instruments that the Company was a party to as of March 31, 2000. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       See Notes D and F of Notes to Consolidated Financial Statements included in"Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices.

                        Pioneer Natural Resources Company
                           Crude Oil Price Sensitivity
              Derivative Financial Instruments as of March 31, 2000

                                                    2000       2001       2002       2003       2004     Fair Value
                                                  --------   --------   --------   --------   --------   -----------
                                                             (in thousands, except volumes and prices)
Crude Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
     Swap contracts...........................       2,480                                               $  (18,952)
      Weighted average per Bbl fixed
        price.................................    $  16.00
   Collar contracts...........................         864                                               $     (686)
      Weighted average short call per Bbl
        ceiling price.........................    $  23.00
      Weighted average long put per Bbl
        floor price...........................    $  19.00
   Collar contracts with short put (2)........       7,000                                               $  (15,420)
      Weighted average short call per Bbl
        ceiling price.........................    $  20.42
      Weighted average long put per Bbl
        floor price...........................    $  17.29
      Weighted average short put per Bbl
        price below which floor becomes
        variable..............................    $  14.29
Crude Oil Non-Hedge Derivatives (3):
   Daily notional crude oil Bbl volumes
     under optional calls sold (4)............      10,000                                               $  (19,386)
      Weighted average short call per Bbl
        ceiling price.........................    $  20.00
      Average forward NYMEX crude
        oil price per Bbl (5).................    $  24.51
   Daily notional MMBtu volumes under
     swap of NYMEX gas price for 10
     percent of NYMEX WTI price...............      13,036     13,036     13,036     13,036     13,036   $  (11,936)
      Average forward NYMEX gas
        prices (5)............................    $   3.12   $   2.92   $   2.77   $   2.77   $   2.79
      Average forward NYMEX oil
        prices (5)............................    $  24.51   $  22.29   $  20.44   $  19.60   $  19.28
---------------

(1)   See Note D of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(2) Certain counterparties to the 2000 collar contracts with short put have the contractual right to extend 5,000 Bbls per day through year 2001 at strike prices of $20.09 per Bbl for the short call ceiling price, $17.00 per Bbl for the long put floor price and $14.00 per Bbl for the short put price below which the floor becomes variable.

(3) Since the crude oil non-hedge derivatives are sensitive to changes in both crude oil and natural gas market prices, they are presented in both the Crude Oil Price Sensitivity table and the accompanying Natural Gas Price Sensitivity table.

(4) The counterparties to the 2000 and 2001 optional call contracts have the contractual right to elect to call either crude volumes or gas volumes at the indicated prices. See the "Natural Gas Price Sensitivity" table for the optional natural gas volumes and call prices available to the counterparties.

(5)   Average forward NYMEX oil and gas prices are as of April 28, 2000.

                        Pioneer Natural Resources Company
                          Natural Gas Price Sensitivity
              Derivative Financial Instruments as of March 31, 2000

                                                    2000       2001       2002       2003       2004     Fair Value
                                                  --------   --------   --------   --------   --------   ----------
                                                                    (in thousands, except volumes and prices)

Natural Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts (3).........................                            10,000                          $ (9,829)
      Weighted average MMBtu fixed
        price.................................                          $   2.42
   Collar contracts with short puts (4).......      57,227                                                $(15,374)
      Weighted average short call MMBtu
        ceiling price.........................    $   2.59
      Weighted average long put MMBtu
         contingent floor price...............    $   2.01
      Weighted average short put MMBtu
        price below which floor becomes
        variable..............................    $   1.73
Natural Gas Non-hedge Derivatives (5):
   Daily nominal gas MMBtu volumes
     under optional calls sold (6)............     100,000                                                $(19,386)
      Weighted average short call per
        MMBtu ceiling price...................    $   2.75
      Average forward NYMEX gas
        price per MMBtu (7)...................    $   3.12
   Daily notional MMBtu volumes under
     agreement to swap NYMEX gas
     price for 10 percent of NYMEX
     WTI price................................      13,036     13,036     13,036     13,036     13,036    $(11,936)
      Average forward NYMEX gas
        prices (7)............................    $   3.12   $   2.92   $   2.77   $   2.77   $   2.79
      Average forward NYMEX oil
        prices (7)............................    $  24.51   $  22.29   $  20.44   $  19.60   $  19.28

---------------

(1) When necessary, to minimize basis risk, the Company enters into natural gas basis swaps to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

(2)   See Note D of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(3) Certain counterparties have the contractual right to sell year 2001, 2002 and 2003 swap contracts to the Company for notional daily volumes of 49,233; 12,500; and 10,000 MMBtu per day, respectively, at average strike prices of $2.21; $2.52 and $2.58 per MMBtu, respectively.

(4) Certain counterparties have the contractual right to sell year 2001 and 2002 collar contracts with short puts to the Company for notional daily contract volumes of 54,482 and 60,000 MMBtu, respectively, at weighted average index prices of $2.71 and $2.64 per MMBtu for the short call ceiling prices, respectively; $2.09 and $2.25 per MMBtu for the long put floor prices, respectively; and $1.80 and $1.95 per MMBtu for the short put prices below which the floors become variable.

(5) Since the natural gas non-hedge derivatives are sensitive to changes in both natural gas and crude oil market prices, they are presented in both the Natural Gas Sensitivity table and the accompanying Crude Oil Price Sensitivity table.

(6) The counterparties to the 2000 and 2001 optional call contracts have the contractual right to elect to call either crude volumes or gas volumes at the indicated prices See the "Crude Oil Price Sensitivity" table for the optional crude oil volume and call prices available to the counterparties.

(7)   Average forward NYMEX oil and gas prices are as of April 28, 2000.

       Other price sensitivity. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair value of the Prize Preferred was not readily determinable. On February 9, 2000, Prize merged with Vista Energy Resources Inc. and the common stock of the merged Prize entity began to publicly trade on the American Stock Exchange. At that time, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in-kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize common stock ("Prize Common") and sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. The fair value of the Company's remaining investment in 2,637,715 shares of Prize Common was $51.4 million as of March 31, 2000, representing a $31.7 million unrealized gain on the Company's original investment in the underlying shares.

---------------

(1) The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 1999 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As discussed in Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. The probable damages from such legal actions are not expected to be in excess of 10 percent of the Company's current assets and the Company believes none of these actions to be material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

        10.1 - Second Supplemental Indenture, dated as of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as trustee.

        10.2 - Form of 9-5/8% Senior Notes Due April 1, 2010, dated as of April 11, 2000, in the aggregate principal amount of $425,000,000, together with Trustee's Certificate of Authentication dated April 11, 2000, establishing the terms of the 9-5/8% Senior Notes Due April 1, 2010 pursuant to the Second Supplemental Indenture identified above as Exhibit 10.1.

        10.3 - Guarantee, dated as of April 11, 2000, by Pioneer USA as the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as
                Exhibit 10.1

        27.1  - Financial Data Schedule

Reports on Form 8-K

        On March 14, 2000, the Company filed with the Securities and Exchange Commission (the "SEC") a Current Report on Form 8-K to report, under Items 5. and 7., information to supplement its Current Report on Form 8-K filed with the SEC on December 13, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          PIONEER NATURAL RESOURCES COMPANY



Date:   May  11, 2000              By:       /s/ Timothy L. Dove
                                          ----------------------------------
                                          Timothy L. Dove
                                          Executive Vice President and Chief
                                          Financial Officer

Date:   May 11, 2000               By:       /s/ Rich Dealy
                                          ----------------------------------
                                          Rich Dealy
                                          Vice President and Chief
                                          Accounting Officer