Form 10-Q
period 2000-06-30
PIONEER NATURAL RESOURCES CO
filed 2000-08-10
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarterly period ended June 30, 2000

                                         or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of July 31, 2000..... 99,256,386

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS

                                                                         Page

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2000 and
             December 31, 1999..........................................    3

          Consolidated Statements of Operations and Comprehensive
             Income (Loss) for the three and six months ended
             June 30, 2000 and 1999.....................................    4

          Consolidated Statement of Stockholders' Equity for the
             six months ended June 30, 2000.............................    5

          Consolidated Statements of Cash Flows for the three and
             six months ended June 30, 2000 and 1999....................    6

          Notes to Consolidated Financial Statements....................    7

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   27


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................   31

Item 4.   Submission of Matters to a Vote of Security Holders...........   31

Item 6.   Exhibits and Reports on Form 8-K..............................   31

          Signatures....................................................   33

          Exhibit Index.................................................   34

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 June 30,      December 31,
                                                                   2000           1999
                                                                -----------    -----------
                                                                (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents................................     $    38,269    $    34,788
  Accounts receivable:
     Trade, net............................................         115,884        116,456
     Affiliates............................................           1,644          2,119
  Inventories..............................................          14,702         13,721
  Deferred income taxes....................................           6,900          5,800
  Other current assets.....................................           9,029         10,252
                                                                 ----------     ----------
       Total current assets................................         186,428        183,136
                                                                 ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
   efforts method of accounting:
     Proved properties.....................................       3,112,696      2,997,335
     Unproved properties...................................         224,761        257,583
  Accumulated depletion, depreciation and amortization.....        (851,515)      (751,956)
                                                                 ----------     ----------
                                                                  2,485,942      2,502,962
                                                                 ----------     ----------
Deferred income taxes......................................          82,300         83,400
Other property and equipment, net..........................          28,239         43,006
Other assets, net..........................................         150,296        116,969
                                                                 ----------     ----------
                                                                $ 2,933,205    $ 2,929,473
                                                                 ==========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt.....................     $       327    $       828
  Accounts payable:
     Trade.................................................          69,060         86,442
     Affiliates............................................             341            426
  Interest payable.........................................          38,257         36,045
  Other current liabilities................................         108,130         73,072
                                                                 ----------     ----------
       Total current liabilities...........................         216,115        196,813
                                                                 ----------     ----------
Long-term debt, less current maturities....................       1,702,662      1,745,108
Other noncurrent liabilities...............................         169,403        169,438
Deferred income taxes......................................          39,200         43,500
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares
     authorized; one share issued and outstanding..........             -              -
  Common stock, $.01 par value; 500,000,000 shares
     authorized; 100,920,391 and 100,876,789 shares
     issued as of June 30, 2000 and December 31, 1999,
     respectively..........................................           1,009          1,009
  Additional paid-in-capital...............................       2,348,701      2,348,448
  Treasury stock, at cost; 1,268,183 and 537,206 shares
     as of June 30, 2000 and December 31, 1999,
     respectively..........................................         (16,691)       (10,384)
  Accumulated deficit......................................      (1,576,175)    (1,574,884)
  Accumulated other comprehensive income:
     Unrealized gain on available for sale securities......          43,207            -
     Cumulative translation adjustment.....................           5,774         10,425
                                                                 ----------     ----------
       Total stockholders' equity..........................         805,825        774,614
Commitments and contingencies..............................
                                                                $ 2,933,205    $ 2,929,473
                                                                 ==========     ==========

   The financial information included as of June 30, 2000 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                   Three months ended       Six months ended
                                                        June 30,                June 30,
                                                  ---------------------   ---------------------
                                                     2000       1999        2000        1999
                                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas.................................    $ 197,947   $ 174,231   $ 372,322   $ 321,382
  Interest and other..........................        5,186       2,804       8,941      48,777
  Gain (loss) on disposition of assets, net...       (4,779)    (42,291)      3,593     (42,224)
                                                   --------    --------    --------    --------
                                                    198,354     134,744     384,856     327,935
                                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production......................       43,140      41,624      86,262      88,818
  Depletion, depreciation and amortization....       53,549      64,235     105,457     133,607
  Impairment of oil and gas properties........          -        17,894         -        17,894
  Exploration and abandonments................       27,696      17,925      40,771      29,701
  General and administrative..................        6,963      10,188      16,722      20,437
  Reorganization..............................          -         1,490         -         7,019
  Interest....................................       41,863      46,903      81,618      89,424
  Other.......................................       30,486       9,601      44,899      18,252
                                                   --------    --------    --------    --------
                                                    203,697     209,860     375,729     405,152
                                                   --------    --------    --------    --------
Income (loss) before income taxes and
  extraordinary item..........................       (5,343)    (75,116)      9,127     (77,217)
Income tax benefit............................        1,600         500       1,900         100
                                                   --------    --------    --------    --------
Income (loss) before extraordinary item.......       (3,743)    (74,616)     11,027     (77,117)
Extraordinary item - loss on early
  extinguishment of debt, net of tax..........      (12,318)        -       (12,318)        -
                                                   --------    --------    --------    --------
Net loss......................................      (16,061)    (74,616)     (1,291)    (77,117)

Other comprehensive income (loss):
  Unrealized gain on available for sale
     securities...............................       11,465         -        43,207         -
  Translation adjustment......................       (4,189)      5,734      (4,651)      5,829
                                                   --------    --------    --------    --------
Comprehensive income (loss)...................    $  (8,785)  $ (68,882)  $  37,265   $ (71,288)
                                                   ========    ========    ========    ========
Net loss per share:
  Basic:
     Income (loss) before extraordinary item..    $    (.04)  $    (.74)  $     .11   $    (.77)
     Extraordinary item.......................         (.12)        -          (.12)        -
                                                   --------    --------    --------    --------
       Net loss...............................    $    (.16)  $    (.74)  $    (.01)  $    (.77)
                                                   ========    ========    ========    ========
  Diluted:
     Income (loss) before extraordinary item..    $    (.04)  $    (.74)  $     .11   $    (.77)
     Extraordinary item.......................         (.12)        -          (.12)        -
                                                   --------    --------    --------    --------
       Net loss...............................    $    (.16)  $    (.74)  $    (.01)  $    (.77)
                                                   ========    ========    ========    ========
Weighted average basic shares outstanding.....       99,683     100,300      99,923     100,300
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                                 Accumulated Other
                                      Common                                                    Comprehensive Income
                                      Stock               Additional                          -----------------------     Total
                                      Shares     Common    Paid-in    Treasury   Accumulated  Investment  Translation  Stockholders'
                                    Outstanding  Stock     Capital      Stock      Deficit       Gains    Adjustment      Equity
                                    -----------  -------  ----------  --------   -----------  ----------  -----------  -------------

Balance as of January 1, 2000......   100,340    $ 1,009  $2,348,448  $(10,384)  $(1,574,884)  $     -     $ 10,425     $ 774,614

  Stock options exercised..........        43        -           253       -             -           -          -             253
  Treasury stock purchases.........      (731)       -           -      (6,307)          -           -          -          (6,307)
  Net loss.........................       -          -           -         -          (1,291)        -          -          (1,291)
  Other comprehensive income (loss):
     Unrealized gain on available
       for sale securities.........       -          -           -         -             -        43,207        -          43,207
     Translation adjustment........       -          -           -         -             -           -       (4,651)       (4,651)
                                      -------     ------    --------   -------     ---------    --------    -------      --------

Balance as of June 30, 2000........    99,652    $ 1,009  $2,348,701  $(16,691)  $(1,576,175)  $  43,207   $  5,774     $ 805,825
                                      =======     ======   =========   =======    ==========    ========    =======      ========






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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                        Three months ended      Six months ended
                                                             June 30,                June 30,
                                                      ---------------------   ---------------------
                                                         2000        1999        2000       1999
                                                      ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net loss........................................    $ (16,061)  $ (74,616)  $  (1,291)  $ (77,117)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.....       53,549      64,235     105,457     133,607
     Impairment of oil and gas properties.........          -        17,894         -        17,894
     Exploration expenses, including dry holes....       20,320      14,721      30,052      25,031
     Deferred income taxes........................       (2,400)       (500)     (3,900)       (600)
     (Gain) loss on disposition of assets, net....        4,779      42,291      (3,593)     42,224
     Extraordinary item, net of tax...............       12,318         -        12,318         -
     Other non-cash items.........................       32,612      11,611      50,276     (18,675)
  Changes in operating assets and liabilities:
     Accounts receivable..........................       19,857      (1,996)        907         299
     Inventories..................................       (2,130)       (545)     (2,320)      1,270
     Other current assets.........................        2,644       1,292       1,995       1,119
     Accounts payable.............................         (697)      3,987     (14,460)    (22,527)
     Interest payable.............................       10,724      14,936       2,212       3,846
     Other current liabilities....................      (13,350)     (4,222)     (8,287)     (8,992)
                                                       --------    --------    --------    --------
       Net cash provided by operating activities..      122,165      89,088     169,366      97,379
                                                       --------    --------    --------    --------
Cash flows from investing activities:
  Proceeds from disposition of assets.............        8,975     264,282      28,522     269,432
  Additions to oil and gas properties.............      (52,221)    (18,274)   (112,255)    (65,447)
  Other property dispositions, net................          325         971         878       1,072
                                                       --------    --------    --------    --------
       Net cash provided by (used in)
         investing activities.....................      (42,921)    246,979     (82,855)    205,057
                                                       --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt.................      845,836      12,123     876,675     319,340
  Principal payments on long-term debt............     (896,970)   (292,530)   (928,677)   (572,271)
  Payment of noncurrent liabilities...............       (7,093)     (9,810)    (11,002)    (22,737)
  Exercise of long-term incentive plan
    stock options.................................          205         -           253         -
  Purchase of treasury stock......................       (2,195)        -        (6,307)        -
  Deferred loan fees/issuance costs...............      (13,807)        -       (13,878)     (6,891)
                                                       --------    --------    --------    --------
       Net cash used in financing activities......      (74,024)   (290,217)    (82,936)   (282,559)
                                                       --------    --------    --------    --------
Net increase in cash and cash equivalents.........        5,220      45,850       3,575      19,877
Effect of exchange rate changes on cash and
  cash equivalents................................          (87)       (144)        (94)        171
Cash and cash equivalents, beginning of period....       33,136      33,563      34,788      59,221
                                                       --------    --------    --------    --------
Cash and cash equivalents, end of period..........    $  38,269   $  79,269   $  38,269   $  79,269
                                                       ========    ========    ========    ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2000 and for the three and six month periods ended June 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

NOTE C.     Long-term Debt

       Senior notes. During April 2000, the Company issued $425.0 million of 9-5/8% Senior Notes Due April 1, 2010 (the "9-5/8% Senior Notes"). The 9-5/8% Senior Notes were issued at a discount of .353 percent and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $415.4 million. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to reduce outstanding borrowings under the Company's revolving credit facility. The 9-5/8% Senior Notes are unsecured senior obligations of the Company, bear interest that is due semi-annually on April 1 and October 1, and contain various restrictive covenants, including restrictions on the incurrance of additional indebtedness and certain payments defined within the associated indenture. The principal and interest payments on the 9-5/8% Senior Notes are unconditionally guaranteed by Pioneer Natural Resources USA, Inc. ("Pioneer USA"). See Note K for a discussion of Pioneer USA debt guarantees and Consolidating Financial Statements.

       Credit facilities. On May 31, 2000, the Company entered into a $575.0 million credit agreement (the "Credit Agreement") with a syndication of banks (the "Banks"). The Credit Agreement replaced the Company's prior revolving credit facility that had a maturity date of August 7, 2002 (the "Prior Credit Facility"). Advances under the Credit Agreement bear interest, at the option of the Company, based on (a) a base rate equal to a base rate margin (the "Base Rate Margin") of 37.5 basis points plus the higher of the Bank of America, N.A. prime rate or a rate per annum based on the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System, plus 50 basis points, (b) a Eurodollar rate, substantially equal to the London Interbank Offered Rate ("LIBOR"), plus a Eurodollar margin (the "Eurodollar Margin") equal to 162.5 basis points, or (c) a fixed rate (for aggregate advances not exceeding $50 million) as quoted by the Banks pursuant to a request by the Company. Effective December 1, 2000, the Base Rate Margin will equal the Eurodollar Margin less 125 basis points and the Eurodollar Margin will be based on a grid of the Company's debt ratings and ratio of total debt to earnings before gain or loss on the disposition of assets; interest expense; income taxes; depreciation, depletion and amortization and amortization expense; exploration expense and other non-cash expenses (the "Total Leverage Ratio"). As

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

a result of the early extinguishment of the Prior Credit Facility, the Company recognized an extraordinary loss of $12.3 million, net of taxes, during the quarter ended June 30, 2000.

       The Credit Agreement contains certain restrictive covenants on the Company, including the maintenance of a Total Leverage Ratio not to exceed 4.00 to 1.00 through September 30, 2002 and 3.75 to 1.00, thereafter; maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00; a limitation on the Company's total debt; and, restrictions on certain payments.

       Interest rate swap agreements. During the quarter ended June 30, 2000, the Company entered into interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the three-month LIBOR plus a weighted average margin of 178.2 basis points.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company is seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of June 30, 2000 and December 31, 1999, the Company had set aside $32.2 million and $31.3 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE E.     Commodity Hedge Derivatives

       The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

       Crude oil. All material sales contracts governing the Company's oil production are tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts as of June 30, 2000:

                                                                          Yearly
                                        Third           Fourth          Outstanding
                                       Quarter          Quarter           Average
                                    -------------    -------------     -------------
Daily oil production:
   2000 - Swap Contracts
     Volume (Bbl)...............              478              435               457
     Price per Bbl..............    $       15.76    $       15.76     $       15.76

   2000 - Collar Contracts*
     Volume (Bbl)...............            7,898            7,977             7,938
     Price per Bbl..............    $17.48-$20.71    $17.50-$20.74     $17.47-$20.70

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

       In addition to the oil hedge contracts set forth above, the Company has deferred oil hedge losses of $15.4 million that will be recognized during the following periods: $5.9 million during the third quarter of 2000, $5.9 million during the fourth quarter of 2000 and $3.6 million during 2001.

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and the net effects of settlements of oil price hedges to revenue:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

                                                       Three months ended      Six months ended
                                                            June 30,               June 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------

       Average price reported per Bbl...............   $  22.59   $  14.90   $  22.51   $  13.32
       Average price realized per Bbl...............   $  27.28   $  15.02   $  27.52   $  12.97
       Addition (reduction) to revenue (in millions)   $  (14.3)  $    (.5)  $  (31.0)  $    3.0

       Natural Gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of June 30, 2000 (prices included herein represent the Company's weighted average index price per MMBtu):

                                                                                               Yearly
                                       First        Second         Third         Fourth      Outstanding
                                      Quarter       Quarter        Quarter       Quarter       Average
                                    -----------   ------------   -----------   -----------   -----------
Daily gas production:
   2000 - Collar Contracts*
     Volume (Mcf)................                                     58,223        55,571        57,227
     Index price per MMBtu.......                                $2.01-$2.58   $2.02-$2.61   $2.01-$2.59

   2002 - Swap Contracts

     Volume (Mcf)................       10,000          10,000        10,000        10,000        10,000
     Index price per MMBtu.......  $      2.42    $       2.42   $      2.42   $      2.42   $      2.42

---------------
 * Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for an equal volume at an average index price of $1.73 per MMBtu. Consequently, if the weighted average year 2000 index price falls below $1.73 per MMBtu, the Company will receive the weighted average index price for the notional contract volumes, plus approximately $.28 per MMBtu.

       In addition to the hedge contracts shown above, the Company has deferred gas hedge losses of $4.8 million that will be recognized during the following periods: $1.1 million during the third quarter of 2000, $1.2 million during the fourth quarter of 2000 and $2.5 million during 2001. Certain counterparties have the contractual right to sell 2001, 2002 and 2003 swap contracts to the Company for notional contract volumes of 49,233; 12,500; and 10,000 Mcf per day, respectively, at weighted average index prices of $2.21, $2.52, and $2.58 per MMBtu, respectively. Certain counterparties also have the contractual right to sell 2001 and 2002 collar contracts with associated put contracts to the Company for notional contract volumes of 54,482 and 60,000 Mcf per day, respectively, at weighted average index prices of $2.09-$2.71 and $2.25-$2.64 per MMBtu, respectively, for the collar contracts, and $1.80 and $1.95 per MMBtu, respectively, for the associated put contracts.

       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and the net effects of settlements of gas price hedges to revenue:

                                                     Three months ended   Six months ended
                                                           June 30,           June 30,
                                                     -----------------   -----------------
                                                       2000      1999      2000      1999
                                                     -------   -------   -------   -------

     Average price reported per Mcf...............   $  2.60   $  1.88   $  2.29   $  1.80
     Average price realized per Mcf...............   $  2.73   $  1.80   $  2.37   $  1.65
     Addition (reduction) to revenue (in millions)   $  (4.7)  $   3.6   $  (5.5)  $  12.9

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


NOTE F.     Other Revenue

       In December 1998, the Company announced the sale of an exclusive and irrevocable option to a third party to purchase, on or before March 31, 1999, certain oil and gas properties of the Company. The third party was unable to complete the purchase of the Company's oil and gas properties. In payment for the option and related liquidation damages, the third party paid $41.8 million of aggregate fees and damages to the Company during 1998 and 1999. Interest and other revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 1999 include other revenue of $.5 million and $41.8 million, respectively, associated with these transactions. Other non-cash items in the accompanying Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 1999 include $.5 million and $41.8 million reductions, respectively, for these non-cash components of earnings.

NOTE G.     Asset Divestitures

       During the quarter ended June 30, 2000, the Company sold an office building in Midland, Texas that previously served as its headquarters. The Company sold the building for gross proceeds of $4.5 million and recognized a loss of $5.3 million on the sale of the building during the quarter ended June 30, 2000. Additionally, during the three and six month periods ended June 30, 2000, the Company realized gains on the sale of a portion of its investment in common stock of a third party entity of $.4 million and $8.7 million, respectively. See Note H for a discussion of the sales of the investment in common stock.

       During the three and six month periods ended June 30, 1999, the Company completed the divestiture of certain United States and Canadian oil and gas producing properties, gas plants and other assets for net cash proceeds of $264.3 million and $269.4 million, respectively, and recognized net losses from the dispositions of $42.3 million and $42.2 million during the respective three and six month periods ended June 30, 1999. The net cash proceeds from the 1999 asset divestitures were used to reduce the Company's outstanding indebtedness.

NOTE H.     Mark-to-Market Financial Instruments

       Available for sale securities. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair value of the Prize Preferred was not readily determinable. On February 9, 2000, Prize merged with Vista Energy Resources Inc. and the common stock of the merged Prize entity began to publicly trade on the American Stock Exchange. Additionally, on February 9, 2000, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior A Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in- kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize common stock ("Prize Common") and sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. During the three months ended June 30, 2000, the Company sold an additional 24,500 shares of Prize Common for $.5 million. Associated with these transactions, the Company recognized an $8.7 million gain on the Prize Common disposition that is included in the accompanying Statement of Operations and Comprehensive Income (Loss) for the six months ended June 30, 2000. The fair value of the Company's remaining investment in 2,613,215 shares of Prize Common was $62.7 million as of June 30, 2000, representing a $43.2 million unrealized gain on the Company's remaining investment in the Prize Common. The Company has classified its investment in Prize Common as available for sale securities and, accordingly, recognized unrealized gains on the securities in other comprehensive income in the accompanying Consolidated Statement of Operations and Comprehensive Income

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

(Loss) of $11.5 million and $43.2 million during the three and six month periods ended June 30, 2000. These securities will continue to be marked-to-market at the end of each reporting period. The related effects on the Company's future comprehensive income (loss) could be significant.

       Non-hedge commodity derivatives. During the first quarter of 1999, the Company sold NYMEX crude oil call contracts for 8,000 barrels per day of oil, at a weighted average strike price of $17.15 per barrel, for a nine month period ending on December 31, 1999. Additionally, the Company sold calls that provide the counter party an option to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, for a twenty-one month period that began on April 1, 1999 and ends on December 31, 2000, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.75 per MMBtu. These contracts do not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2000, include noncash mark-to- market increases to the liabilities recognized on these contracts of $23.9 million and $38.0 million, respectively. For the three and six month periods ended June 30, 1999, other expenses include mark-to-market increases to the liabilities recognized on these contracts of $5.6 million and $8.2 million, respectively. The Company's non-hedge commodity derivatives will continue to be marked-to-market until they mature. The related effects on the Company's results of operations for the remainder of 2000 could be significant.

       The Company is a party to certain BTU swap agreements that do not qualify as hedges. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2000 include mark-to-market increases to the liabilities recognized for the BTU swap agreements of $3.4 million and $2.7 million, respectively. During the three and six month periods ended June 30, 1999, the Company recorded a $1.2 million mark-to-market decrease and a $.9 million increase, respectively, to other expenses and the BTU swap agreement liabilities. These contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The related effects on the Company's future results of operations could be significant.

       Foreign currency agreements. The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the Company recorded mark-to-market increases to the recognized liabilities associated with these agreements during the three and six month periods ended June 30, 2000 of $1.1 million and $1.3 million, respectively; and for the three and six month periods ended June 30, 1999, decreases of $3.4 million and $5.9 million, respectively. These contracts will continue to be marked-to-market until they mature at various dates during the fourth quarter of 2000. The related effects on the Company's future results of operations could be significant.

       Trading securities. During the fourth quarter of 1998, the Company received three million shares of common stock of a non-affiliated, publicly traded entity in partial payment of option fees. During the three and six month periods ended June 30, 1999, the market quoted value of the three million shares of common stock declined by $7.0 million and $11.9 million, respectively. Accordingly, other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 1999 include these mark-to- market decreases to the carrying value of the investment. The investment in the common stock of the non-affiliated entity was sold by the Company for $.7 million during the three months ended June 30, 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE I.     Reorganization

       During 1998, the Company announced its intentions to reorganize its operations to realize additional operational and administrative efficiencies. During the three and six month periods ended June 30, 1999, the Company recorded relocation and certain other costs of $1.5 million and $7.0 million, respectively, relating to the reorganization.

NOTE J.     Geographic Operating Segment Information

       The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada.

       The following tables provide the Company's interim geographic operating segment data. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                            United                             Other     Headquarters   Consolidated
                                            States    Argentina    Canada     Foreign      and other        Total
                                           --------   ---------   --------   ---------   ------------   ------------
                                                                       (in thousands)
Three months ended June 30, 2000:
  Oil and gas revenue...................   $149,894    $ 33,357   $ 14,696   $     -       $    -        $ 197,947
  Interest and other....................        -           -          -           -          5,186          5,186
  Gain (loss) on disposition of asset...         33         -          245         -         (5,057)        (4,779)
                                            -------     -------    -------    --------      -------       --------
                                            149,927      33,357     14,941         -            129        198,354
                                            -------     -------    -------    --------      -------       --------
  Production costs......................     36,222       5,596      1,322         -            -           43,140
  Depletion, depreciation and
     amortization.......................     29,811      13,112      6,790         -          3,836         53,549
  Exploration and abandonments..........     11,346      11,847      2,306       2,197          -           27,696
  General and administrative............        -           -          -           -          6,963          6,963
  Interest..............................        -           -          -           -         41,863         41,863
  Other ................................        -           -          -           -         30,486         30,486
                                            -------     -------    -------    --------      -------       --------
                                             77,379      30,555     10,418       2,197       83,148        203,697
                                            -------     -------    -------    --------      -------       --------
  Income (loss) before income taxes
     and extraordinary item.............     72,548       2,802      4,523      (2,197)     (83,019)        (5,343)
  Income tax benefit (provision)........    (25,392)       (981)    (2,017)        769       29,221          1,600
                                            -------     -------    -------    --------      -------       --------
  Net income (loss) before
     extraordinary item.................   $ 47,156    $  1,821   $  2,506   $  (1,428)    $(53,798)     $  (3,743)
                                            =======     =======    =======    ========      =======       ========
Three months ended June 30, 1999:
  Oil and gas revenue...................   $134,002    $ 19,803   $ 20,426   $     -       $    -        $ 174,231
  Interest and other....................        -           -          -           -          2,804          2,804
  Loss on disposition of assets.........    (40,339)        -       (1,897)        -            (55)       (42,291)
                                            -------     -------    -------    --------      -------       --------
                                             93,663      19,803     18,529         -          2,749        134,744
                                            -------     -------    -------    --------      -------       --------
  Production costs......................     31,275       3,924      6,425         -            -           41,624
  Depletion, depreciation and
     amortization.......................     41,516       9,508      8,619         -          4,592         64,235
  Impairment of oil and gas properties..     17,894         -          -           -            -           17,894
  Exploration and abandonments..........     11,422       4,067      1,433       1,003          -           17,925
  General and administrative............        -           -          -           -         10,188         10,188
  Reorganization........................        -           -          -           -          1,490          1,490
  Interest..............................        -           -          -           -         46,903         46,903
  Other ................................        -           -          -           -          9,601          9,601
                                            -------     -------    -------    --------      -------       --------
                                            102,107      17,499     16,477       1,003       72,774        209,860
                                            -------     -------    -------    --------      -------       --------
  Income (loss) before income taxes.....     (8,444)      2,304      2,052      (1,003)     (70,025)       (75,116)
  Income tax benefit (provision)........      2,955        (806)      (915)        351       (1,085)           500
                                            -------     -------    -------    --------      -------       --------
  Net income (loss).....................   $ (5,489)   $  1,498   $  1,137   $    (652)    $(71,110)     $ (74,616)
                                            =======     =======    =======    ========      =======       ========

                                       14

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)


                                            United                             Other     Headquarters   Consolidated
                                            States    Argentina    Canada     Foreign      and other        Total
                                           --------   ---------   --------   ---------   ------------   ------------
                                                                       (in thousands)
Six months ended June 30, 2000:
  Oil and gas revenue...................   $282,336   $ 64,475    $ 25,511   $    -        $     -        $ 372,322
  Interest and other....................        -          -           -          -            8,941          8,941
  Gain (loss) on disposition of asset...         23        -           252        -            3,318          3,593
                                            -------    -------     -------    -------       --------       --------
                                            282,359     64,475      25,763        -           12,259        384,856
                                            -------    -------     -------    -------       --------       --------
  Production costs......................     70,634     10,996       4,632        -              -           86,262
  Depletion, depreciation and
     amortization.......................     60,800     24,292      12,519        -            7,846        105,457
  Exploration and abandonments..........     16,296     18,017       2,753      3,705            -           40,771
  General and administrative............        -          -           -          -           16,722         16,722
  Interest..............................        -          -           -          -           81,618         81,618
  Other ................................        -          -           -          -           44,899         44,899
                                            -------    -------     -------    -------       --------       --------
                                            147,730     53,305      19,904      3,705        151,085        375,729
                                            -------    -------     -------    -------       --------       --------
  Income (loss) before income taxes
     and extraordinary item.............    134,629     11,170       5,859     (3,705)      (138,826)         9,127
  Income tax benefit (provision)........    (47,120)    (3,910)     (2,613)     1,297         54,246          1,900
                                            -------    -------     -------    -------       --------       --------
  Net income (loss) before
     extraordinary item.................   $ 87,509   $  7,260    $  3,246   $ (2,408)     $ (84,580)     $  11,027
                                            =======    =======     =======    =======       ========       ========
Six months ended June 30, 1999:
  Oil and gas revenue...................   $251,475   $ 34,350    $ 35,557   $    -        $     -        $ 321,382
  Interest and other....................        -          -           -          -           48,777         48,777
  Loss on disposition of assets.........    (40,339)       -        (1,897)       -               12        (42,224)
                                            -------    -------     -------    -------       --------       --------
                                            211,136     34,350      33,660        -           48,789        327,935
                                            -------    -------     -------    -------       --------       --------
  Production costs......................     68,794      8,317      11,707        -              -           88,818
  Depletion, depreciation and
     amortization.......................     90,503     17,709      16,200        -            9,195        133,607
  Impairment of oil and gas properties..     17,894        -           -          -              -           17,894
  Exploration and abandonments..........     19,279      4,886       3,244      2,292            -           29,701
  General and administrative............        -          -           -          -           20,437         20,437
  Reorganization........................        -          -           -          -            7,019          7,019
  Interest..............................        -          -           -          -           89,424         89,424
  Other ................................        -          -           -          -           18,252         18,252
                                            -------    -------     -------    -------       --------       --------
                                            196,470     30,912      31,151      2,292        144,327        405,152
                                            -------    -------     -------    -------       --------       --------
  Income (loss) before income taxes.....     14,666      3,438       2,509     (2,292)       (95,538)       (77,217)
  Income tax benefit (provision)........     (5,133)    (1,203)     (1,119)       802          6,753            100
                                            -------    -------     -------    -------       --------       --------
  Net income (loss).....................   $  9,533   $  2,235    $  1,390   $ (1,490)     $ (88,785)     $ (77,117)
                                            =======    =======     =======    =======       ========       ========

NOTE K.     Pioneer USA

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                       The
                                             Parent         USA       Subsidiaries   Eliminations    Company
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents..............  $      -     $    33,612    $    4,657      $            $   38,269
  Other current assets...................   2,119,983    (1,362,127)     (609,697)                     148,159
                                            ---------    -----------    ---------                    ---------
       Total current assets..............   2,119,983    (1,328,515)     (605,040)                     186,428
                                            ---------    ----------     ---------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
  successful efforts method of
  accounting:
     Proved properties...................         -       2,261,061       851,635                    3,112,696
     Unproved properties.................         -          18,983       205,778                      224,761
  Accumulated depletion, depreciation
    and amortization.....................         -        (674,769)     (176,546)                    (851,515)
                                            ---------    ----------     ---------                    ---------
                                                  -       1,605,075       880,867                    2,485,942
                                            ---------    ----------     ---------                    ---------
Deferred income taxes....................      82,300           -             -                         82,300
Other property and equipment, net........         -          22,004         6,235                       28,239
Other assets, net........................      19,761        88,997        41,538                      150,296
Investment in subsidiaries...............     200,835       107,141           611       (308,587)          -
                                            ---------    ----------     ---------                    ---------
                                           $2,422,879   $   494,702    $  324,211                   $2,933,205
                                            =========    ==========     =========                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...  $      -     $       327    $      -        $            $      327
  Other current liabilities..............      38,097       149,608        28,083                      215,788
                                            ---------    ---------      ---------                    ---------
       Total current liabilities.........      38,097       149,935        28,083                      216,115
                                            ---------    ---------      ---------                    ---------
Long-term debt, less current maturities..   1,702,662           -             -                      1,702,662
Other noncurrent liabilities.............         -         136,891        32,512                      169,403
Deferred income taxes....................         -             -          39,200                       39,200
Stockholders' equity.....................     682,120       207,876       224,416       (308,587)      805,825

Commitments and contingencies............   ---------    ----------     ---------                    ---------
                                           $2,422,879   $   494,702    $  324,211                   $2,933,205
                                            =========    ==========     =========                    =========

                           CONSOLIDATING BALANCE SHEET
                             As of December 31, 1999
                                 (in thousands)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                       The
                                             Parent         USA       Subsidiaries   Eliminations    Company
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents..............  $        5   $    22,699    $   12,084      $            $   34,788
  Other current assets...................   2,160,134    (1,455,442)     (556,344)                     148,348
                                            ---------    ----------     ---------                    ---------
       Total current assets..............   2,160,139    (1,432,743)     (544,260)                     183,136
                                            ---------    ----------     ---------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
  successful efforts method of
  accounting:
     Proved properties...................         -       2,200,173       797,162                    2,997,335
     Unproved properties.................         -          24,267       233,316                      257,583
  Accumulated depletion, depreciation
    and amortization.....................         -        (614,402)     (137,554)                    (751,956)
                                            ---------    ----------     ---------                    ---------
                                                  -       1,610,038       892,924                     2,502,962
                                            ---------    ----------     ---------                    ----------
Deferred income taxes....................      83,400           -             -                         83,400
Other property and equipment, net........         -          28,144        14,862                       43,006
Other assets, net........................      13,293        58,117        45,559                      116,969
Investment in subsidiaries...............     190,293       161,061           -         (351,354)          -
                                            ---------    ----------     ---------                    ---------
                                           $2,447,125   $   424,617    $  409,085                   $2,929,473
                                            =========    ==========     =========                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt...  $      -     $       828    $      -       $             $      828
  Other current liabilities..............      36,115       120,857        39,013                      195,985
                                            ---------    ----------     ---------                    ---------
       Total current liabilities.........      36,115       121,685        39,013                      196,813
                                            ---------    ----------     ---------                    ---------
Long-term debt, less current maturities..   1,745,108           -             -                      1,745,108
Other noncurrent liabilities.............         -         137,848        31,590                      169,438
Deferred income taxes....................         -             -          43,500                       43,500
Stockholders' equity.....................     665,902       165,084       294,982       (351,354)      774,614

Commitments and contingencies............   ---------    ----------     ---------                    ---------
                                           $2,447,125   $   424,617    $  409,085                   $2,929,473
                                            =========    ==========     =========                    =========

                                       16

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

      CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     For the Six Months Ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor        Income                        The
                                          Parent       USA      Subsidiaries    Tax Benefit   Eliminations    Company
                                         --------   ---------   ------------   ------------   ------------   ----------
Revenues:
   Oil and gas.........................  $    -     $ 269,500    $  102,822      $     -        $            $  372,322
   Interest and other..................        18       4,882         4,041            -                          8,941
   Gain on disposition of assets, net..       -         7,341        (3,748)           -                          3,593
                                          -------    --------     ---------       --------                    ---------
                                               18     281,723       103,115            -                        384,856
                                          -------    --------     ---------       --------                    ---------
Costs and expenses:
   Oil and gas production..............       -        69,275        16,987            -                         86,262
   Depletion, depreciation and
     amortization......................       -        64,751        40,706            -                        105,457
   Exploration and abandonments........       -        18,360        22,411            -                         40,771
   General and administrative..........        22      11,936         4,764            -                         16,722
   Interest............................   (24,002)     74,288        31,332            -                         81,618
   Equity income from subsidiaries.....    13,016        (433)          -              -         (12,583)           -
   Other...............................       -        43,174         1,725            -                         44,899
                                          -------    --------     ---------       --------                    ---------
                                          (10,964)    281,351       117,925            -                        375,729
                                          -------    --------     ---------       --------                    ---------
Income (loss) before income taxes
  and extraordinary item...............    10,982         372       (14,810)                                      9,127
Income tax benefit.....................       -           -           1,855             45                        1,900
                                          -------    --------     ---------       --------                    ---------
Net income (loss) before
  extraordinary item...................    10,982         372       (12,955)            45                       11,027

Extraordinary item - loss on early
  extinguishment of debt, net of tax...   (12,318)        -             -              -                        (12,318)
                                          -------    --------     ---------       --------                    ---------
Net income (loss)......................    (1,336)        372       (12,955)            45                       (1,291)
Other comprehensive income (loss):
   Unrealized gain on available for
     sale securities...................       -        43,207           -              -                         43,207
   Translation adjustment..............       -           -          (4,651)           -                         (4,651)
                                          -------    --------     ---------       --------                    ---------
Comprehensive income (loss)............  $ (1,336)  $  43,579    $  (17,606)     $      45                   $   37,265
                                          =======    ========     =========       ========                    =========

           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                     For the Six Months Ended June 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor        Income                        The
                                          Parent       USA      Subsidiaries    Tax Benefit   Eliminations    Company
                                         --------   ---------   ------------   ------------   ------------   ----------
 Revenues:
   Oil and gas.........................  $    -     $ 232,882    $   88,500      $     -        $            $  321,382
   Interest and other..................        11      44,123         4,643            -                         48,777
   Gain on disposition of assets, net..       -        (9,322)      (32,902)           -                        (42,224)
                                          -------    --------     ---------       --------                    ---------
                                               11     267,683        60,241            -                        327,935
                                          -------    --------     ---------       --------                    ---------
Costs and expenses:
   Oil and gas production..............       -        65,607        23,211            -                         88,818
   Depletion, depreciation and
     amortization......................       -        88,986        44,621            -                        133,607
   Impairment of oil and gas
     properties........................       -        17,894           -              -                         17,894
   Exploration and abandonments........       -        19,793         9,908            -                         29,701
   General and administrative..........       536      14,293         5,608            -                         20,437
   Reorganization......................       -         7,019           -              -                          7,019
   Interest............................   (16,675)     78,161        27,938            -                         89,424
   Equity (income) loss from
     subsidiaries......................    92,699        (758)          -              -         (91,941)           -
   Other...............................       568      22,628        (4,944)           -                         18,252
                                          -------    --------     ---------       --------                    ---------
                                           77,128     313,623       106,342            -                        405,152
                                          -------    --------     ---------       --------                    ---------
Loss before income taxes...............   (77,117)    (45,940)      (46,101)                                   (77,217)
Income tax (provision) benefit.........       -           -             594           (494)                         100
                                          -------    --------     ---------       --------                    ---------
Net loss...............................   (77,117)    (45,940)      (45,507)          (494)                     (77,117)

Other comprehensive income:
   Translation adjustment..............        -          -           5,829            -                          5,829
                                          -------    --------      --------       --------                    ---------
Comprehensive loss.....................  $(77,117)  $ (45,940)   $  (39,678)     $    (494)                  $  (71,288)
                                          =======    ========     =========       ========                    =========

                                       17

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                             Non-
                                                              Pioneer     Guarantor        The
                                                  Parent        USA      Subsidiaries    Company
                                                 ---------   ---------   ------------   ----------
Cash flows from operating activities:
 Net cash provided by operating activities.....  $  71,428   $  59,414     $  38,524    $  169,366
                                                  --------    --------      --------     ---------
Cash flows from investing activities:
 Proceeds from disposition of assets...........        -        22,622         5,900        28,522
 Additions to oil and gas properties...........        -       (58,391)      (53,864)     (112,255)
 Other property (additions) dispositions, net..        -        (2,451)        3,329           878
                                                  --------    --------      --------     ---------
    Net cash used in investing activities......        -       (38,220)      (44,635)      (82,855)
                                                  --------    --------      --------     ---------
Cash flows from financing activities:
 Borrowings under long-term debt...............    876,675         -             -         876,675
 Principal payments on long-term debt..........   (928,176)       (501)          -        (928,677)
 Payment of noncurrent liabilities.............        -        (9,780)       (1,222)      (11,002)
 Exercise of long-term incentive plan
    stock options..............................        253         -             -             253
 Purchase of treasury stock....................     (6,307)        -             -          (6,307)
 Deferred loan fees/issuance costs.............    (13,878)        -             -         (13,878)
                                                  --------    --------      --------     ---------
    Net cash used in financing activities......    (71,433)    (10,281)       (1,222)      (82,936)
                                                  --------    --------      --------     ---------
Net increase (decrease) in cash and cash
  equivalents..................................         (5)     10,913        (7,333)        3,575
Effect of exchange rate changes on
  cash and cash equivalents....................        -           -             (94)          (94)
Cash and cash equivalents,
  beginning of period..........................          5      22,699        12,084        34,788
                                                  --------    --------      --------     ---------
Cash and cash equivalents, end
  of period....................................  $     -     $  33,612     $   4,657    $   38,269
                                                  ========    ========      ========     =========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                             Non-
                                                              Pioneer     Guarantor        The
                                                  Parent        USA      Subsidiaries    Company
                                                 ---------   ---------   ------------   ----------
Cash flows from operating activities:
 Net cash provided by (used
    in) operating activities...................  $ (32,267)  $(156,606)    $ 286,252    $   97,379
                                                  --------    --------      --------     ---------
Cash flows from investing activities:
 Proceeds from disposition of assets...........        -       234,428        35,004       269,432
 Additions to oil and gas properties...........        -       (42,093)      (23,354)      (65,447)
 Other property (additions) dispositions, net..        -        (2,316)        3,388         1,072
                                                  --------    --------      --------     ---------
    Net cash provided by
      investing activities.....................        -       190,019        15,038       205,057
                                                  --------    --------      --------     ---------
Cash flows from financing activities:
 Borrowings under long-term debt...............    319,048         -             292       319,340
 Principal payments on long-term debt..........   (283,049)       (696)     (288,526)     (572,271)
 Payment of noncurrent liabilities.............        -       (19,332)       (3,405)      (22,737)
 Deferred loan fees/issuance costs.............     (6,891)        -             -          (6,891)
                                                  --------    --------      --------     ---------
    Net cash provided by
      (used in) financing
      activities...............................     29,108     (20,028)     (291,639)     (282,559)
                                                  --------    --------      --------     ---------
Net decrease in cash and cash
  equivalents..................................     (3,159)     13,385         9,651        19,877
Effect of exchange rate changes on
  cash and cash equivalents....................        -           -             171           171
Cash and cash equivalents,
  beginning of period..........................      3,161      37,932        18,128        59,221
                                                  --------    --------      --------     ---------
Cash and cash equivalents, end
  of period....................................  $       2   $  51,317     $  27,950    $   79,269
                                                  ========    ========      ========     =========

                                       18

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations(1)

Financial Performance

       The Company's financial performance during the three and six month periods ended June 30, 2000 was highlighted by significant increases in operating cash flows; further reductions in outstanding borrowings; and, a substantial enhancement of the Company's financial flexibility and liquidity through the issuance of $425 million of 9- 5/8% Senior Notes (the "9-5/8% Senior Notes") due April 1, 2010 and the replacement of the Company's prior credit facility (the "Prior Credit Facility") due August 7, 2002 with a new $575 million credit agreement (the "Credit Agreement") due March 1, 2005 (see "Capital Commitments, Capital Resources and Liquidity", below). These results have allowed the Company to increase its capital expenditures budget for 2000 to $290 million from the $250 million budget originally established (see "Drilling Highlights - Budgeted capital expenditures", below).

       Primarily as a result of favorable commodity prices, continuation of the Company's cost containment strategy and increases in Argentine production volumes (see "Results of Operations", below), the Company's net cash provided by operating activities grew to $122.2 million and $169.4 million during the three and six month periods ended June 30, 2000, respectively, representing increases of 37 percent and 74 percent, as compared to net cash provided by operating activities of $89.1 million and $97.4 million for the same respective periods in 1999. During the three and six month periods ended June 30, 2000, the Company used its net cash provided by operating activities to fund additions to oil and gas properties, to reduce outstanding indebtedness by $51.1 million and $52.0 million, respectively, and for other general corporate needs.

       The Company's reported results for the three and six month periods ended June 30, 2000 include net losses of $16.1 million ($.16 per share) and $1.3 million ($.01 per share) for the three and six month periods ended June 30, 2000, respectively, as compared to net losses of $74.6 million ($.74 per share) and $77.1 million ($.77 per share) for the same respective periods in 1999. During the three months ended June 30, 2000, the positive impacts of favorable commodity prices and cost reductions (see "Trends and Uncertainties" and "Results of Operations", below) were offset by $28.5 million of derivative mark-to-market charges to other costs and expenses (see "Results of Operations - Other costs and expenses", below), a $4.8 million loss on the disposition of assets primarily associated with the sale of an office building (see "Results of Operations - Gain (loss) on disposition of assets", below) and a $12.3 million extraordinary item - loss on early extinguishment of debt (see "Capital Commitments, Capital Resources and Liquidity - Capital resources", below). The Company's results for the six months ended June 30, 2000 were significantly impacted by $42.0 million of derivative mark-to-market charges to other costs and expenses; a $3.6 million gain on the disposition of assets, including an $8.7 million gain on the sale of a portion of the Company's investment in the common stock of a non- affiliated entity; and, the $12.3 million extraordinary item - loss on early extinguishment of debt. The net losses for the three and six months ended June 30, 1999 include $42.3 million and $42.2 million, respectively, of net losses from the divestment of certain United States and Canadian oil and gas properties, gas plants and other assets.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at June 30, 2000 was $2.5 billion, consisting of total debt of $1.7 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 68 percent at June 30, 2000, as compared to 69 percent at December 31, 1999. The Company intends to continue reducing its outstanding indebtedness during 2000 and 2001 through the use of funds generated by the individual or combined sources of operating activities and asset dispositions.

Drilling Highlights

       During the first six months of 2000, the Company spent $112.3 million on capital projects, including $71.9 million for development activities, $32.5 million for exploration activities and $7.9 million on acquisitions. The Company completed 122 development wells and 28 exploratory wells, plugged and abandoned five development wells and eight exploratory wells, and temporarily abandoned six development wells. As of June 30, 2000, the Company had 26 development wells and seven exploratory wells in progress.

       Domestic. The Company expended $49.9 million during the first six months of 2000 on drilling activities in the Gulf Coast, Permian Basin and Mid Continent areas of the United States.

       Gulf Coast area. In the Gulf Coast area, the Company expended $32.0 million of drilling capital during the first six months of 2000, successfully completed three exploratory wells and three development wells, plugged and abandoned one exploratory well and one development well, and began drilling nine wells that remain in progress on June 30, 2000. The Company's successful completions included the Devil's Tower prospect on Mississippi Canyon 773 and the Aconcagua appraisal well on Mississippi Canyon 305. The Mississippi Canyon 773 well was drilled to a total depth of 15,625 feet and encountered a significant number of hydrocarbon-bearing sands. The Company has a 15.8 percent working interest in the discovery. The Company has drilled one successful appraisal well on the Devil's Tower prospect that extended the field into an adjacent fault block and confirmed commercial quantities of proved reserves. A sidetrack well was also successful and further delineated the accumulation. The Aconcagua appraisal well was drilled to a total depth of 14,113 feet and encountered over 250 net feet of gas pay. The Company has a 25 percent working interest in the discovery. During July 2000, the Company also announced a new pool gas discovery on its Fiji prospect on Brazos A-7 in the Big Hum trend offshore the Texas Coast. The Fiji prospect well is flowing at a rate of 8 MMcf per day from a secondary objective at 12,300 feet. The deeper, primary objective sands were present but non- productive. The Company's unsuccessful Gulf Coast area exploratory wells include the South Louisiana Amoco Fee, that was an onshore prospect that was abandoned during the second quarter of 2000, and an offshore Miocene prospect well that was determined to be unsuccessful during the third quarter of 2000. Associated with the offshore Miocene prospect well, approximately $5.8 million of third quarter 2000 dry hole costs will be recognized by the Company. The Company has a 50 percent working interest in the Fiji prospect. In the East Texas Bossier field, the Company currently has four drilling rigs contracted and operating, with a fifth to be added in August.

       Permian Basin area. In the Permian Basin area, the Company expended $15.0 million of drilling capital during the first six months of 2000 and successfully completed 54 development wells, of which 23 were in progress at December 31, 1999. During the first six months of 2000, the wells drilled in the Permian Basin area were primarily located in the Company's core Spraberry field, where the Company currently has seven drilling rigs contracted and operating. As of June 30, 2000, the Company has nine development wells in progress in the Spraberry field.

       Mid Continent area. In the Mid Continent area, the Company expended $2.9 million of drilling capital during the first six months of 2000, successfully completed 33 development wells, 14 of which were in progress at December 31, 1999, and temporarily abandoned six development wells. The Company's development drilling in the Mid Continent area is focused on West Panhandle gas prospects, where the Company currently has two drilling rigs contracted and operating. As of June 30, 2000, the Company has four development wells in progress in the Mid Continent area.

       Argentina. In Argentina, the Company expended $23.0 million of drilling capital during the first six months of 2000, successfully completed 31 wells, 14 of which were exploratory wells and 17 of which were development wells, and plugged and abandoned four exploratory wells and two development wells. Included in the first six months well completions were four exploratory wells and one development well that were in progress at December 31, 1999. During February 2000, the Company announced its first discovery on new Neuquen Basin acreage acquired during 1999. The Borde Colorado 1006 well was drilled in the Al Sur de la Dorsal block, where the Company has a 100 percent working interest, on a structure defined by 3-D seismic. The well was drilled to a depth of approximately 1,500 meters and initially flowed at a rate of 450 barrels of oil per day. The Company currently has four drilling rigs contracted and operating in Argentina. As of June 30, 2000, the Company has two exploratory wells and five development wells in progress in Argentina.

       Canada. In Canada, the Company expended $26.3 million of drilling capital during the first six months of 2000, successfully completed 17 development wells and 12 exploratory wells, of which three exploratory wells were in progress at December 31, 1999, and plugged and abandoned two development wells and two exploratory wells. During the first quarter of 2000, the Company completed its annual winter drilling program in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible to drilling operations during the winter. Additionally, the Company installed new pipeline infrastructure in field extension areas that have follow-up drilling scheduled for next winter and increased compressor capacity to accommodate production from new wells.

       Africa. In South Africa and Gabon, the Company expended $5.2 million during the first six months of 2000, which was primarily incurred to participate in the third appraisal well on the Sable oil field project. The appraisal well encountered a thin oil column in an accumulation separate from the main Sable field formation. A 3-D seismic survey is planned to further establish the areal extent of the Western extension of this reservoir. The Company has scheduled one additional exploratory well to be spud in South Africa during the third quarter of 2000.

       Budgeted capital expenditures. The Company is experiencing stronger than anticipated operating cash flows during 2000 as a result of the favorable commodity price environment. In response thereto, the Company has revised its 2000 capital expenditures budget to $290 million from the $250 million budget originally established. Approximately 25 percent of the budget will be expended on exploration activities and 75 percent on exploitation and development activities.

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

       During the first quarter of 1999, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations reduced their oil export volumes. The export volume reductions initiated by OPEC and other crude oil exporting nations, and strong North American natural gas market fundamentals have sustained a favorable oil and gas commodity price environment through 1999 and into the third quarter of 2000. No assurances can be given as to the duration of the current commodity price environment.

       The benchmark daily average NYMEX West Texas Intermediate closing price increased 62 percent during the three months ended June 30, 2000, in comparison with the three months ended June 30, 1999. The benchmark daily average NYMEX Henry Hub closing price increased 61 percent during the three months ended June 30, 2000, as compared to the three months ended June 30, 1999.

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

       Accounting for derivatives. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain qualifications are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction.

       In June 1999, the FASB issued Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - and amendment of FASB Statement 133" ("SFAS 137"). SFAS 137 defers the effective date for SFAS 133 to fiscal years beginning after June 15, 2000.

       The Company intends to adopt the provisions of SFAS 133 effective on January 1, 2001. The Company currently records its derivative instruments that do not qualify for hedge accounting treatment at fair market value. Upon the adoption of SFAS 133, the Company will record all of its derivative instruments at fair market value, as assets or liabilities in the Company's Consolidated Balance Sheet, based on market quoted values and the Company's portfolio of derivative instruments as of January 1, 2001. Subsequent to the adoption of the provisions of SFAS 133, the Company will adjust the carrying values of all of its derivative instruments to fair market value on an ongoing basis. The initial adoption of the provisions of SFAS 133 and the ongoing valuation of the Company's portfolio of derivative instruments are expected to add an element of volatility to the Company's financial position and results of operations, measured under generally accepted accounting principles. The Company is unable at this time to predict the market quoted values that will exist for its derivative instruments on January 1, 2001.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $197.9 million and $372.3 million for the three and six month periods ended June 30, 2000, respectively, compared to $174.2 million and $321.4 million for the same respective periods in 1999. The increase in revenues is reflective of commodity price increases which more than offset decreased production volumes resulting from the 1999 asset dispositions.

       The following table provides volume and average price statistics for the Company during the three and six month periods ended June 30, 2000 and 1999:

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          ---------------------------   -------------------------
                                              2000          1999             2000        1999
                                            --------      --------         --------    --------
    Production:
       Oil (MBbls)...................          3,040         4,346            6,203       8,883
       NGLs (MBbls)..................          2,140         2,383            4,203       4,861
       Gas (MMcf)....................         34,716        45,712           67,403      89,426
       Total (MBOE)..................         10,966        14,348           21,640      28,648
    Average daily production:
       Oil (Bbls)....................         33,404        47,759           34,082      49,076
       NGLs (Bbls)...................         23,520        26,184           23,093      26,858
       Gas (Mcf).....................        381,490       502,331          370,349     494,065
       Total (BOE)...................        120,505       157,665          118,900     158,278
    Average prices:
       Oil (per Bbl):
         United States...............       $  20.86      $  14.75         $  20.43    $  13.44
         Argentina...................       $  27.38      $  16.95         $  28.40    $  13.99
         Canada......................       $  25.35      $  14.02         $  27.28    $  12.21
         Worldwide...................       $  22.59      $  14.90         $  22.51    $  13.32
       NGLs (per Bbl):
         United States...............       $  18.12      $   9.87         $  18.48    $   8.75
         Argentina...................       $  23.58      $   7.80         $  21.72    $   7.19
         Canada......................       $  20.99      $  10.70         $  21.67    $   9.03
         Worldwide...................       $  18.37      $   9.86         $  18.68    $   8.72
       Gas (per Mcf):
         United States...............       $   3.24      $   2.16         $   2.76    $   2.01
         Argentina...................       $   1.20      $   1.11         $   1.16    $   1.10
         Canada......................       $   2.55      $   1.72         $   2.26    $   1.67
         Worldwide...................       $   2.60      $   1.88         $   2.29    $   1.80

       As is discussed above, oil and gas revenues for the three and six months ended June 30, 2000 were significantly impacted by commodity price increases. As compared to the three months ended June 30, 1999, the average oil price for the three months ended June 30, 2000 increased 52 percent; the average NGL price increased 86 percent; and the average gas price increased 28 percent. As compared to the six months ended June 30, 1999, the average oil price for the six months ended June 30, 2000 increased 69 percent; the average NGL price increased 114 percent; and the average gas price increased 27 percent.

       On a BOE basis, production decreased by 24 percent for each of the three and six month periods ended June 30, 2000, as compared to the same periods in 1999. During the three and six month periods ended June 30, 2000, as compared to the same periods in 1999, production declined on a BOE basis by 26 percent and 27 percent in the United States and by 49 percent and 20 percent in Canada, where the Company completed asset dispositions during 1999; while production in Argentina increased by 11 percent in each respective period.

       Hedging activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the Company's hedging activities.

       Interest and other revenue. During the three and six months ended June 30, 2000, the Company recorded interest and other revenue of $5.2 million and $8.9 million, respectively, as compared to $2.8 million and $48.8 million, respectively, during the same periods in 1999. Other revenue during the first six months of 1999 includes $41.3 million of option fees received by the Company from a third party. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a discussion of transactions that gave rise to the 1999 option fee revenue.

       Gain (loss) on disposition of assets. During the three and six months ended June 30, 2000, the Company recorded a loss on the disposition of assets of $4.8 million and a gain on the disposition of assets of $3.6 million, respectively, as compared to net losses of $42.3 million and $42.2 million during the same periods in 1999. The loss recognized during the three months ended June 30, 2000, is primarily associated with the sale of an office building in Midland, Texas that previously served as the Company's headquarters. During the first quarter of 2000, the Company recorded an $8.3 million gain from the sale of a portion of the Company's investment in common stock of a publicly traded entity.

       During the three and six month periods ended June 30, 1999, the Company completed the divestiture of certain United States and Canadian oil and gas producing properties, gas plants and other assets for net cash proceeds of $264.3 million and $269.4 million, respectively, and recognized net losses from the dispositions of $42.3 million and $42.2 million, respectively. The net cash proceeds from the 1999 asset divestitures were used to reduce outstanding indebtedness.

       See Notes G and H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's 1999 and 2000 asset divestitures and the investment in the common stock of the public traded entity.

       Production costs. During the three and six month periods ended June 30, 2000, total production costs per BOE averaged $3.93 and $3.99, respectively, representing increases of $1.03 and $.89 per BOE, respectively, as compared to production costs per BOE during the same periods in 1999. The increase in production costs per BOE during the three months ended June 30, 2000, as compared to the same period in 1999, is comprised of a $.78 per BOE increase in lease operating expense; a $.29 per BOE increase in production taxes; and a $.04 per BOE decrease in workover costs. As compared to the six months ended June 30, 1999, the increase in total production costs during the six months ended June 30, 2000 is comprised of a $.44 per BOE increase in lease operating expenses; a $.35 per BOE increase in production taxes; and a $.10 per BOE increase in workover costs. Per BOE lease operating expenses increased during 2000 primarily as a result of increases in field fuel costs related to higher natural gas prices. The increase in per BOE production taxes during 2000 was caused by increases in oil and gas commodity prices.

                                          Three months ended    Six months ended
                                                June 30,             June 30,
                                          ------------------   -----------------
                                            2000     1999        2000      1999
                                           ------   ------      ------    ------
                                                         (per BOE)

     Lease operating expense...........    $ 3.20   $ 2.42      $ 3.15   $ 2.71
     Production taxes..................       .67      .38         .67      .32
     Workover costs....................       .06      .10         .17      .07
                                            -----    -----       -----    -----

           Total production costs......    $ 3.93   $ 2.90      $ 3.99   $ 3.10
                                            =====    =====       =====    =====

       Depletion expense. Depletion expense per BOE was $4.53 and $4.51 during the three and six month periods ended June 30, 2000, respectively, as compared to $4.16 and $4.34 during the same respective periods in 1999. The increase in depletion expense per BOE during 2000 is primarily associated with decreases in lower cost basis United States production relative to combined Argentine and Canadian production.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs increased to $27.7 million and $40.8 million during the three and six month periods ended June 30, 2000, respectively, from $17.9 million and $29.7 million during the same respective periods in 1999. The increases are largely the result of United States Gulf Coast area geological and geophysical costs that are supportive of future exploratory drilling; dry hole costs in the United States Gulf Coast area and the Argentine Rio Grande Sur, Aquada Villanueva and Al Norte de la Dorsal areas; and Argentine unproved leasehold abandonments associated with the exploratory dry holes.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three and six month periods ended June 30, 2000 and 1999:

                                                  United                                  Other
                                                  States    Argentina   Canada   Foreign    Total
                                                  -------   ---------   ------   -------   --------
                                                                    (in thousands)
       Three months ended June 30, 2000:
         Geological and geophysical costs.....    $ 6,831    $ 1,086    $  274   $ 2,197   $ 10,388
         Exploratory dry holes................      3,366      2,669       873       -        6,908
         Leasehold abandonments and other.....      1,149      8,092     1,159       -       10,400
                                                   ------     ------     -----    ------    -------
                                                  $11,346    $11,847    $2,306   $ 2,197   $ 27,696
                                                   ======     ======     =====    ======    =======
       Three months ended June 30, 1999:
         Geological and geophysical costs.....    $ 3,975    $   352    $ (126)  $   984   $  5,185
         Exploratory dry holes................      5,871      3,608       191        65      9,735
         Leasehold abandonments and other.....      1,576        107     1,368       (46)     3,005
                                                   ------     ------     -----    ------    -------
                                                  $11,422    $ 4,067    $1,433   $ 1,003   $ 17,925
                                                   ======     ======     =====    ======    =======
       Six months ended June 30, 2000:
         Geological and geophysical costs.....    $10,490    $ 1,870    $  539   $ 3,698   $ 16,597
         Exploratory dry holes................      3,657      4,180       860       -        8,697
         Leasehold abandonments and other.....      2,149     11,967     1,354         7     15,477
                                                   ------     ------     -----    ------    -------
                                                  $16,296    $18,017    $2,753   $ 3,705   $ 40,771
                                                   ======     ======     =====    ======    =======
       Six months ended June 30, 1999:
         Geological and geophysical costs.....    $ 8,151    $ 1,104    $   39   $ 1,950   $ 11,244
         Exploratory dry holes................      8,245      3,656       925       334     13,160
         Leasehold abandonments and other.....      2,883        126     2,280         8      5,297
                                                   ------     ------     -----    ------    -------
                                                  $19,279    $ 4,886    $3,244   $ 2,292   $ 29,701
                                                   ======     ======     =====    ======    =======

                                       24

       General and administrative expense. General and administrative expense was $7.0 million and $16.7 million for the three and six months ended June 30, 2000, respectively, as compared to $10.2 million and $20.4 million for the same periods in 1999, representing decreases of 31 percent and 18 percent, respectively. On a per BOE basis, general and administrative expense was $.71 during each of the three and six month periods ended June 30, 1999, as compared to $.63 and $.77 during the three and six months ended June 30, 2000.

       Reorganization costs for the three and six month periods ended June 30, 1999, totaled $1.5 million and $7.0 million, respectively. During 1998 and 1999, the Company consolidated its six domestic operating divisions; relocated most of its administrative services to Dallas, Texas; closed its regional offices in Corpus Christi, Texas; Houston, Texas and Oklahoma City, Oklahoma; and, eliminated approximately 350 employee positions. The Company does not expect to recognize any additional reorganization charges during 2000.

       Interest expense. Interest expense for the three and six months ended June 30, 2000 was $41.9 million and $81.6 million, respectively, as compared to $46.9 million and $89.4 million, respectively, for the same periods in 1999. The $5.0 million and $7.8 million decreases in interest expense during the three and six month periods ended June 30, 2000, as compared to the same periods in 1999, are reflective of decreases of $421.9 million and $424.4 million, respectively, in the Company's average debt outstanding due to the application of net cash provided by 2000 operating activities and to 1999 net proceeds from asset dispositions, partially offset by basis point increases of 83 and 127, respectively, in the Company's weighted average interest rate on debt.

       During the three and six month periods ended June 30, 2000 and 1999, the Company was a party to interest rate swap agreements that hedge a portion of the Company's fixed rate debt. During the three month periods ended June 30, 2000 and 1999, the interest rate swap agreements decreased the Company's interest expense by $.2 million and $.3 million, respectively. The interest rate swap agreements decreased the Company's interest expense by $.2 million and $.8 million during the six month periods ended June 30, 2000 and 1999, respectively.

       Other costs and expenses. Other costs and expenses for the three and six month periods ended June 30, 2000 were $30.5 million and $44.9 million, respectively, compared to $9.6 million and $18.3 million for the same respective periods in 1999. The increase in other costs and expenses is primarily attributable to fluctuations in mark-to-market provisions on financial instruments. Mark-to-market provisions during the three and six month periods ended June 30, 2000 included increases in the liabilities associated with non-hedge commodity call contracts of $23.9 million and $38.0 million, respectively; increases in the liabilities associated with the Company's BTU swap agreements of $3.4 million and $2.7 million, respectively; and, increases in the liabilities associated with forward foreign currency swap agreements of $1.1 million and $1.3 million, respectively. During the three and six month periods ended June 30, 1999, mark-to- market provisions included decreases of $7.0 million and $11.9 million, respectively, in the fair value of the Company's investment in three million shares of a non-affiliated entity; increases in the liabilities associated with non-hedge commodity call contracts of $5.6 million and $8.2 million, respectively; a decrease in the liabilities associated with the Company's BTU swap agreements of $1.2 million during the three months ended June 30, 1999, and an increase of $.9 million during the six months ended June 30, 1999; and, decreases of $3.4 million and $5.9 million, respectively, in the liabilities associated with forward foreign currency swap agreements. See Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information pertaining to the Company's financial instruments that are recorded at fair value. Investments and non-hedge derivative contracts are marked-to-market at the end of each reporting period as long as the Company maintains an ownership in the investment or the non-hedge derivative contract has not been liquidated or matured. The related effects on the Company's future results of operations and comprehensive income (loss) could be significant.

       Income tax provisions (benefits). During the three month periods ended June 30, 2000 and 1999, the Company recognized income tax benefits of $1.6 million and $1.9 million, respectively, as compared to tax benefits of $.5 million and $.1 million for the three and six month periods ended June 30, 1999, respectively. The Company's income tax benefits for the three and six month periods ended June 30, 2000 are associated with the tax attributes of the Company's operations in Argentina. Due to continuing uncertainties regarding the likelihood that certain of the Company's net operating loss carryforwards and other credit carryforwards may expire unused, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that deferred tax assets previously reserved will be used prior to their expiration.

       Extraordinary item - loss on early extinguishment of debt. During the second quarter of 2000, the Company replaced its Prior Credit Facility with the Credit Agreement. Associated therewith, the Company recognized a $12.3 million extraordinary loss, comprised of deferred costs associated with the Prior Credit Facility. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this transaction.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

       The Company's cash expenditures for additions to oil and gas properties totaled $112.3 million during the first half of 2000. This amount includes $7.9 million for the acquisition of prospects and properties and $104.4 million for development and exploratory drilling. Drilling expenditures during the first half of 2000 included $50.0 million in the United States, $26.3 million in Canada, $23.0 in Argentina and $5.2 million in other international areas. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first half of 2000.

       Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of non-core assets or alternative financing sources as discussed in "Capital resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from asset dispositions. The Company expects that its capital resources will be sufficient to fund its remaining capital commitments in 2000 and allow for further reductions in debt during the remainder of 2000.

       Operating activities. Net cash provided by operating activities was $122.2 million and $169.4 million during the three and six months ended June 30, 2000, respectively, as compared to net cash provided by operating activities of $89.1 million and $97.4 million for the same periods in 1999. The increase in net cash provided by operating activities is primarily attributable to increases in commodity prices and reductions in cash costs (see "Oil and gas revenues," above).

       Financing activities. The Company had an outstanding balance under its Credit Agreement at June 30, 2000 of $377.0 million (including outstanding, undrawn letters of credit of $27.0 million), leaving approximately $198.0 million of unused borrowing capacity immediately available.

       During the second quarter of 2000, the Company issued the 9-5/8% Senior Notes and replaced its Prior Credit Facility that was to mature on August 7, 2002, with the Credit Agreement that has a March 1, 2005 maturity. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the 9-5/8% Senior Notes and the Credit Agreement.

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

       Asset dispositions. During the three and six months ended June 30, 2000, proceeds from asset dispositions totaled $9.0 million and $28.5 million, respectively, as compared to $264.3 million and $269.4 million for the same periods in 1999. The primary source of proceeds from asset dispositions during the three months ended June 30, 2000 was the sale of an office building in Midland, Texas. During the six months ended June 30, 2000, the sale of the Midland office building and the sale of 1,404,946 shares of Prize Common for

$19.1 million were the primary sources of the Company's proceeds from asset dispositions. The proceeds from these dispositions were used to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

       Liquidity. At June 30, 2000, the Company had $38.3 million of cash and cash equivalents on hand, compared to $34.8 million at December 31, 1999. The Company's ratio of current assets to current liabilities was .86 to 1 at June 30, 2000 and .93 to 1 at December 31, 1999.

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

       Interest rate sensitivity. On April 7, 2000, the Company announced the sale of $425 million of 9-5/8% Senior Notes Due April 1, 2010 ("9-5/8% Senior Notes"). Net proceeds of approximately $415.4 million from the sale of the 9-5/8% Senior Notes were used by the Company to reduce borrowings under the Prior Credit Facility that was to mature on August 7, 2002. Also in April 2000, the Company entered into certain interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commence on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the three-month London Interbank Offered Rate plus a weighted average margin of 178.2 basis points. As of June 30, 2000, the fair market value of the Company's interest rate swap agreements was a liability of $.7 million. Effective May 31, 2000, the Company replaced its Prior Credit Facility with the Credit Agreement that matures on March 1, 2005. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for interest rate terms available to the Company under the Credit Agreement.

       Foreign exchange rate sensitivity. During the six months ended June 30, 2000, there were no material changes to the Company's foreign exchange exposures.

       Commodity price sensitivity. During the first six months of 2000, the Company terminated certain crude oil and natural gas hedge derivatives. The following tables provide information about the Company's crude oil and natural gas derivative financial instruments that the Company was a party to as of June 30, 2000. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       See Notes E and H of Notes to Consolidated Financial Statements included in"Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in natural gas and crude oil commodity prices.

                        Pioneer Natural Resources Company
                           Crude Oil Price Sensitivity
              Derivative Financial Instruments as of June 30, 2000

                                                    2000     2001      2002      2003      2004     Fair Value
                                                  -------   -------   -------   -------   -------   ----------
                                                             (in thousands, except volumes and prices)
Crude Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
     Swap contracts...........................        457                                            $ (1,212)
      Weighted average per Bbl fixed
        price.................................    $ 15.76
   Collar contracts...........................        938                                            $ (1,180)
      Weighted average short call per Bbl
        ceiling price.........................    $ 23.00
      Weighted average long put per Bbl
        floor price...........................    $ 19.00
   Collar contracts with short put (2)........      7,000                                            $(22,534)
      Weighted average short call per Bbl
        ceiling price.........................    $ 20.42
      Weighted average long put per Bbl
        floor price...........................    $ 17.29
      Weighted average short put per Bbl
        price below which floor becomes
        variable..............................    $ 14.29
Crude Oil Non-Hedge Derivatives (3):
   Daily notional crude oil Bbl volumes
     under optional calls sold (4)............     10,000                                            $(33,731)
      Weighted average short call per Bbl
        ceiling price.........................    $ 20.00
      Average forward NYMEX crude
        oil price per Bbl (5).................    $ 27.67
   Daily notional MMBtu volumes under
     swap of NYMEX gas price for 10
     percent of NYMEX WTI price...............     13,036    13,036    13,036    13,036    13,036    $(14,814)
      Average forward NYMEX gas
        prices (5)............................    $  3.93   $  3.68   $  3.46   $  3.32   $  3.29
      Average forward NYMEX oil
        prices (5)............................    $ 27.67   $ 25.69   $ 23.49   $ 21.88   $ 20.91

---------------
(1)   See Note E of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

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

(5)   Average forward NYMEX oil and gas prices are as of July 28, 2000.

                        Pioneer Natural Resources Company
                          Natural Gas Price Sensitivity
              Derivative Financial Instruments as of June 30, 2000

                                                    2000      2001      2002      2003      2004     Fair Value
                                                  --------   -------   -------   -------   -------   ----------
                                                             (in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts (3).........................                          10,000                       $ (23,485)
      Weighted average MMBtu fixed
        price.................................                         $  2.42
   Collar contracts with short puts (4).......      57,227                                           $ (43,576)
      Weighted average short call MMBtu
        ceiling price.........................    $   2.59
      Weighted average long put MMBtu

         contingent floor price...............    $   2.01
      Weighted average short put MMBtu
        price below which floor becomes
        variable..............................    $   1.73
Natural Gas Non-hedge Derivatives (5):

   Daily nominal gas MMBtu volumes

     under optional calls sold (6)............     100,000                                           $ (33,731)
      Weighted average short call per
        MMBtu ceiling price...................    $   2.75
      Average forward NYMEX gas
        price per MMBtu (7)...................    $   3.93
   Daily notional MMBtu volumes under
     agreement to swap NYMEX gas
     price for 10 percent of NYMEX
     WTI price................................      13,036    13,036    13,036    13,036    13,036   $ (14,814)
      Average forward NYMEX gas
        prices (7)............................    $   3.93   $  3.68   $  3.46   $  3.32   $  3.29
      Average forward NYMEX oil
        prices (7)............................    $  27.67   $ 25.69   $ 23.49   $ 21.88   $ 20.91

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

(7)   Average forward NYMEX oil and gas prices are as of July 28, 2000.

       Other price sensitivity. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair value of the Prize Preferred was not readily determinable. On February 9, 2000, Prize merged with Vista Energy Resources Inc. and the common stock of the merged Prize entity began to publicly trade on the American Stock Exchange. At that time, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in-kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize common stock ("Prize Common") and sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. During the three months ended June 30, 2000, the Company sold an additional 24,500 shares of Prize Common for $.5 million. The fair value of the Company's remaining investment in 2,613,215 shares of Prize Common was $62.7 million as of June 30, 2000, representing a $43.2 million unrealized gain on the Company's remaining investment in the Prize Common.

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

Item 4.     Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 18, 2000 in Dallas, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 10,
2000). The following is a brief description of the proposal and results of the stockholders' votes.

        Election of Directors. Prior to the meeting, the Company's Board of Directors designated two nominees as Class III directors with their terms to expire at the annual meeting in 2003 when their successors are elected and qualified. Messrs. Jones and Ramsey were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was re-elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                Authority                Broker
                                      For       Withheld     Abstain    Non-Votes
                                  ----------    ---------    -------    ---------
         Jerry P. Jones           86,077,317    1,377,620       -           -
         Charles E. Ramsey, Jr.   86,090,725    1,364,212       -           -

        Messrs. I. Jon Brumley, Kenneth A. Hersh and Philip B. Smith resigned their positions as directors of the Company in 1999 and Mr. Richard E. Rainwater resigned his position as a director of the Company in 2000. The term of office for the following directors continues as of June 30, 2000: Scott D. Sheffield, James R. Baroffio, R. Hartwell Gardner, James L. Houghton, Jerry P. Jones, Charles E. Ramsey, Jr., and Robert L. Stillwell.

        Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2000 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

              For                          87,177,801
              Against                         226,170
              Abstain                          50,966
              Broker non-votes                    -

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

      10.1  -   Second  Supplemental  Indenture,  dated  as of  April 11,  2000, among the Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New
                York, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

      10.2  -   Form  of 9-5/8%  Senior  Notes Due  April 1,  2010,  dated as of
                April  11,  2000,   in  the   aggregate   principal   amount  of
                $425,000,000,    together   with   Trustee's    Certificate   of
                Authentication  dated April 11, 2000,  establishing the terms of the 9-5/8% Senior Notes Due April 1, 2010 pursuant to the Second
                Supplemental   Indenture   identified   above  as  Exhibit  10.1
                (incorporated  by  reference  to Exhibit  10.2 to the  Company's
                Quarterly  Report on Form  10-Q,  filed  with the SEC on May 11,
                2000).

Exhibits

      10.3  -   Guarantee,  dated as of April 11, 2000,  by  Pioneer USA  as the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as
                Exhibit 10.1 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on
                May 11, 2000).

      10.4  -   $575,000,000  Credit Agreement dated as of  May 31,  2000, among the Company,  as the  borrower,  Bank of America,  N.A.,  as the
                Administrative   Agent,  Credit  Suisse  First  Boston,  as  the
                Documentation Agent, the Chase Manhattan Bank, as the Syndicated
                Agent and certain Lenders.

      27.1  -   Financial Data Schedule

Reports on Form 8-K

        During the quarter ended June 30, 2000, the Company did not file any Current Reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:   August 9, 2000                 By:      /s/ Timothy L. Dove
                                             ---------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and Chief
                                             Financial Officer

Date:   August 9, 2000                 By:      /s/ Rich Dealy
                                             ---------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index                                                             Page

10.1 - Second Supplemental Indenture, dated as of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.2 - Form of 9-5/8% Senior Notes Due April 1, 2010, dated as of April 11, 2000, in the aggregate principal amount of $425,000,000, together with Trustee's Certificate of Authentication dated April 11, 2000, establishing the terms of the 9-5/8% Senior Notes Due April 1, 2010 pursuant to the Second Supplemental Indenture identified above as
         Exhibit 10.1 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.3 - Guarantee, dated as of April 11, 2000, by Pioneer USA as the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit 10.1 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.4* - $575,000,000 Credit Agreement dated as of May 31, 2000, among the Company, as the borrower, Bank of America, N.A., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent, the Chase Manhattan Bank, as the Syndicated Agent and certain Lenders.

27.1* -  Financial Data Schedule

---------------

*    Filed herewith