Form 10-Q
period 2000-09-30
PIONEER NATURAL RESOURCES CO
filed 2000-11-14
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                           Delaware                            75-2702753
             -----------------------------------------   ---------------------
                 (State or other jurisdiction of            (I.R.S. Employer
                 incorporation or organization)          Identification Number)

1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
  October 31, 2000................................................. 101,532,729

                        PIONEER NATURAL RESOURCES COMPANY


                                TABLE OF CONTENTS




                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 and
               December 31, 1999   ........................................   3

            Consolidated  Statements of Operations and Comprehensive
              Income (Loss) for the three and nine months ended
              September 30, 2000 and 1999..................................   4

            Consolidated Statement of Stockholders' Equity for the nine
              months ended September 30, 2000..............................   5

            Consolidated Statements of Cash Flows for the three and nine
              months ended September 30, 2000 and 1999.....................   6

            Notes to Consolidated Financial Statements.....................   7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  21

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.....  30


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................  35

Item 6.     Exhibits and Reports on Form 8-K...............................  35

            Signatures.....................................................  36

            Exhibit Index..................................................  37

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                       September 30,   December 31,
                                                                           2000           1999
                                                                       ------------    -----------
                                                                        (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents.........................................   $     37,898    $    34,788
  Accounts receivable:
     Trade, net.....................................................        127,722        116,456
     Affiliates.....................................................          1,993          2,119
  Inventories.......................................................         11,983         13,721
  Deferred income taxes.............................................          6,500          5,800
  Other current assets..............................................          8,573         10,252
                                                                        -----------     ----------
       Total current assets.........................................        194,669        183,136
                                                                        -----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
   method of accounting:
     Proved properties..............................................      3,123,834      2,997,335
     Unproved properties............................................        218,372        257,583
  Accumulated depletion, depreciation and amortization..............       (884,518)      (751,956)
                                                                        -----------     ----------
                                                                          2,457,688      2,502,962
                                                                        -----------     ----------
Deferred income taxes...............................................         83,700         83,400
Other property and equipment, net...................................         25,934         43,006
Other assets, net...................................................        139,595        116,969
                                                                        -----------     ----------
                                                                       $  2,901,586    $ 2,929,473
                                                                        ===========     ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt..............................   $        163    $       828
  Accounts payable:
     Trade..........................................................         79,380         86,442
     Affiliates.....................................................            342            426
  Interest payable..................................................         37,827         36,045
  Other current liabilities:
     Derivative obligations.........................................         33,396         17,852
     Other..........................................................         59,699         55,220
                                                                        -----------     ----------
       Total current liabilities....................................        210,807        196,813
                                                                        -----------     ----------
Long-term debt, less current maturities.............................      1,603,213      1,745,108
Other noncurrent liabilities........................................        226,704        169,438
Deferred income taxes...............................................         30,600         43,500
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
     one share issued and outstanding...............................            -              -
  Common stock, $.01 par value; 500,000,000 shares authorized;
     100,983,609 and 100,876,789 shares issued as of September 30,
     2000 and December 31, 1999, respectively.......................          1,010          1,009
  Additional paid-in-capital........................................      2,349,173      2,348,448
  Treasury stock, at cost; 1,762,881 and 537,206 shares as of
     September 30, 2000 and December 31, 1999, respectively.........        (23,031)       (10,384)
  Accumulated deficit...............................................     (1,506,887)    (1,574,884)
  Accumulated other comprehensive income:
     Unrealized gain on available for sale securities...............          7,004            -
     Cumulative translation adjustment..............................          2,993         10,425
                                                                        -----------     ----------
       Total stockholders' equity...................................        830,262        774,614
Commitments and contingencies.......................................
                                                                        -----------     ----------
                                                                       $  2,901,586    $ 2,929,473
                                                                        ===========     ==========

The financial information included as of September 30, 2000 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)
                                   (Unaudited)

                                                       Three months ended        Nine months ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                        2000         1999         2000        1999
                                                     ---------    ---------    ---------    ---------
Revenues:
  Oil and gas.....................................   $ 228,587    $ 159,855    $ 600,909    $ 481,237
  Interest and other..............................       5,200       32,362       14,141       81,139
  Gain (loss) on disposition of assets, net.......      24,158       20,948       27,751      (21,276)
                                                      --------     --------     --------     --------
                                                       257,945      213,165      642,801      541,100
                                                      --------     --------     --------     --------
Costs and expenses:
  Oil and gas production..........................      49,728       34,643      135,990      123,461
  Depletion, depreciation and amortization........      56,572       50,981      162,029      184,588
  Impairment of oil and gas properties............         -            -            -         17,894
  Exploration and abandonments....................      23,431       11,891       64,202       41,592
  General and administrative......................       6,537        8,795       23,259       29,232
  Reorganization..................................         -            786          -          7,805
  Interest........................................      40,794       41,002      122,412      130,426
  Other...........................................      15,495       18,039       60,394       36,291
                                                      --------     --------     --------     --------
                                                       192,557      166,137      568,286      571,289
                                                      --------     --------     --------     --------
Income (loss) before income taxes and
  extraordinary item..............................      65,388       47,028       74,515      (30,189)
Income tax (provision) benefit....................       3,900         (600)       5,800         (500)
                                                      --------     --------     --------     --------
Income (loss) before extraordinary item...........      69,288       46,428       80,315      (30,689)
Extraordinary item - loss on early extinguishment
  of debt, net of tax.............................         -            -        (12,318)         -
                                                      --------     --------     --------     --------
Net income (loss).................................      69,288       46,428       67,997      (30,689)

Other  comprehensive  income  (loss):
  Unrealized  gains on  available  for sale
   securities:
     Unrealized holding gains (losses)............     (10,529)         -         32,678          -
     Less gains included in net income (loss).....     (25,674)         -        (25,674)         -
  Translation adjustment..........................      (2,781)         (91)      (7,432)       5,738
                                                      --------     --------     --------     --------
Comprehensive income (loss).......................   $  30,304    $  46,337    $  67,569    $ (24,951)
                                                      ========     ========     ========     ========
Net income (loss) per share:
  Basic:
     Income (loss) before extraordinary item......   $     .70    $     .46    $     .80    $    (.31)
     Extraordinary item...........................         -            -           (.12)         -
                                                      --------     --------     --------     --------
       Net income (loss)..........................   $     .70    $     .46    $     .68    $    (.31)
                                                      ========     ========     ========     ========
  Diluted:
     Income (loss) before extraordinary item......   $     .69    $     .46    $     .80    $    (.31)
     Extraordinary item...........................         -            -           (.12)         -
                                                      --------     --------     --------     --------
       Net income (loss)..........................   $     .69    $     .46    $     .68    $    (.31)
                                                      ========     ========     ========     ========
Weighted average basic shares outstanding.........      99,312      100,305       99,718      100,304
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                                                                                                  Accumulated Other
                                   Common                                                      Comprehensive Income
                                   Stock                Additional                            -----------------------     Total
                                   Shares     Common     Paid-in     Treasury   Accumulated   Investment  Translation  Stockholders'
                                 Outstanding  Stock      Capital      Stock       Deficit       Gains     Adjustment      Equity
                                 -----------  -------   ----------   --------   -----------   ----------  -----------  ------------

Balance as of January 1, 2000...   100,340    $ 1,009   $2,348,448   $(10,384)  $(1,574,884)  $     -      $  10,425     $ 774,614

 Stock options exercised........       107          1          725        -             -           -            -             726
 Treasury stock purchases.......    (1,226)       -            -      (12,647)          -           -            -         (12,647)
 Net income.....................       -          -            -          -          67,997         -            -          67,997
 Other comprehensive income
  (loss):
    Unrealized gains on
     available for sale
     securities:
      Unrealized holding gains..       -          -            -          -             -        32,678          -          32,678
      Gains included in net
       income...................       -          -            -          -             -       (25,674)         -         (25,674)
    Translation adjustment......       -          -            -          -             -           -         (7,432)       (7,432)
                                   -------     ------    ---------    -------    ----------    --------     --------      --------


Balance as of September 30,
  2000..........................    99,221    $ 1,010   $2,349,173   $(23,031)  $(1,506,887)  $   7,004    $   2,993     $ 830,262
                                   =======     ======    =========    =======    ==========    ========     ========      ========





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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                      Three months ended          Nine months ended
                                                         September 30,               September 30,
                                                    ----------------------    ------------------------
                                                       2000         1999          2000          1999
                                                    ---------    ---------    -----------    ---------
Cash flows from operating activities:
  Net income (loss)...............................  $  69,288    $  46,428    $    67,997    $ (30,689)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depletion, depreciation and amortization.....     56,572       50,981        162,029      184,588
     Impairment of oil and gas properties.........        -            -              -         17,894
     Exploration expenses, including dry holes....     16,221        3,630         46,273       28,661
     Deferred income taxes........................     (5,700)         600         (9,600)         -
     (Gain) loss on disposition of assets, net....    (24,158)     (20,948)       (27,751)      21,276
     Extraordinary item, net of tax...............        -            -           12,318          -
     Interest related amortization................      2,791        3,370          9,179        9,072
     Other noncash items..........................     15,123       16,995         59,011       (7,382)
  Changes in operating assets and liabilities:
     Accounts receivable..........................    (12,620)       6,576        (11,713)       6,875
     Inventories..................................      2,145        1,043           (175)       2,313
     Other current assets.........................         (2)        (357)         1,993          762
     Accounts payable.............................     16,964       (5,586)         2,504      (28,113)
     Interest payable.............................       (430)         -            1,782          -
     Other current liabilities....................    (20,466)     (13,404)       (28,753)     (18,550)
                                                     --------     --------     ----------     --------
       Net cash provided by operating activities..    115,728       89,328        285,094      186,707
                                                     --------     --------     ----------     --------
Cash flows from investing activities:
  Proceeds from disposition of assets.............     65,204      117,238         93,726      386,670
  Additions to oil and gas properties.............    (71,296)     (29,875)      (183,551)     (95,322)
  Other property (additions) dispositions, net....      3,021       (2,294)         3,899       (1,222)
                                                     --------     --------     ----------     --------
       Net cash provided by (used in)
         investing activities.....................     (3,071)      85,069        (85,926)     290,126
                                                     --------     --------     ----------     --------
Cash flows from financing activities:
  Borrowings under long-term debt.................     17,409          -          894,084      319,340
  Principal payments on long-term debt............   (117,573)    (215,016)    (1,046,250)    (787,287)
  Payment of noncurrent liabilities...............     (7,052)      (5,494)       (18,054)     (28,231)
  Exercise of long-term incentive plan
    stock options.................................        473           25            726           25
  Purchase of treasury stock......................     (6,340)         -          (12,647)         -
  Deferred loan fees/issuance costs...............        106          -          (13,772)      (6,891)
                                                     --------     --------     ----------     --------
       Net cash used in financing activities......   (112,977)    (220,485)      (195,913)    (503,044)
                                                     --------     --------     ----------     --------
Net increase (decrease) in cash and cash
  equivalents.....................................       (320)     (46,088)         3,255      (26,211)
Effect of exchange rate changes on cash and
  cash equivalents................................        (51)          65           (145)         236
Cash and cash equivalents, beginning of period....     38,269       79,269         34,788       59,221
                                                     --------     --------     ----------     --------
Cash and cash equivalents, end of period..........  $  37,898    $  33,246    $    37,898    $  33,246
                                                     ========     ========     ==========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

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

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and 1999 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

NOTE C.     Long-term Debt

       Senior notes. During April 2000, the Company issued $425.0 million of 9-5/8% Senior Notes Due April 1, 2010 (the "9-5/8% Senior Notes"). The 9-5/8% Senior Notes were issued at a discount of .353 percent and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $415.4 million. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to reduce outstanding borrowings under the Company's revolving credit facility. The 9-5/8% Senior Notes are unsecured senior obligations of the Company, bear interest that is due semi-annually on April 1 and October 1, and contain various restrictive covenants, including restrictions on the incurrence of additional indebtedness and certain payments defined within the associated indenture. The principal and interest payments on the 9-5/8% Senior Notes are unconditionally guaranteed by Pioneer Natural Resources USA, Inc. ("Pioneer USA"). See Note M for a discussion of Pioneer USA debt guarantees and Consolidating Financial Statements.

       Credit facilities. On May 31, 2000, the Company entered into a $575.0 million credit agreement (the "Credit Agreement") with a syndication of banks (the "Banks") that matures on March 1, 2005. The Credit Agreement replaced the Company's prior revolving credit facility that had a maturity date of August 7, 2002 (the "Prior Credit Facility"). Advances under the Credit Agreement bear interest, at the option of the Company, based on (a) a base rate equal to a base rate margin (the "Base Rate Margin") of 37.5 basis points plus the higher of the Bank of America, N.A. prime rate or a rate per annum based on the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System, plus 50 basis points, (b) a Eurodollar rate, substantially equal to the London Interbank Offered Rate ("LIBOR"), plus a Eurodollar margin (the "Eurodollar Margin") equal to 162.5 basis points, or (c) a fixed rate (for aggregate advances not exceeding $50 million) as quoted by the Banks pursuant to a request by the Company. Effective December 1, 2000, the Base Rate Margin will, for the remaining term of the Credit Agreement, equal the Eurodollar Margin less 125 basis points. The Eurodollar Margin is based on a grid of the Company's debt ratings and ratio of total debt to earnings before gain or loss on the disposition of assets; interest expense; income taxes; depreciation, depletion and amortization and amortization expense; exploration expense and other noncash expenses the ("Total Leverage Ratio"). As a result of the early extinguishment of the Prior Credit Facility, the Company recognized an extraordinary loss of $12.3 million, net of taxes, during the quarter ended June 30, 2000.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


       The Credit Agreement imposes certain restrictive covenants on the Company, including the maintenance of a Total Leverage Ratio not to exceed 4.00 to 1.00 through September 30, 2002 and 3.75 to 1.00, thereafter; maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00; a limitation on the Company's total debt; and, restrictions on certain payments.

NOTE D.     Investment Securities

       Available for sale securities. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair market value of the Prize Preferred was not readily determinable. On February 9, 2000, Prize merged with Vista Energy Resources Inc. and the common stock of the merged Prize entity began to publicly trade on the American Stock Exchange. Additionally, on February 9, 2000, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior A Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in-kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize common stock ("Prize Common") and the Company sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. During the three months ended June 30, 2000, the Company sold an additional 24,500 shares of Prize Common for $.5 million. During the three months ended September 30, 2000, the Company sold an additional 2,000,000 shares of Prize Common for $40.6 million. Associated with these transactions, the Company recognized gains of $25.7 million and $34.4 million on the Prize Common disposition that is included in the accompanying Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2000, respectively. The fair market value of the Company's remaining investment in 613,215 shares of Prize Common was $11.6 million as of September 30, 2000, representing a $7.0 million unrealized gain on the Company's remaining investment in the Prize Common. The Company has classified its investment in Prize Common as available for sale securities and, accordingly, recognized an unrealized holding loss of $10.5 million and an unrealized holding gain of $32.7 million during the three and nine month periods ended September 30, 2000, respectively, and reclassified to net income $25.7 million of gain during the three and nine month periods ended September 30, 2000, in other comprehensive income in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss). These securities will continue to be marked-to-market at the end of each reporting period.

       Trading securities. During the fourth quarter of 1998, the Company received three million shares of common stock of a non-affiliated, publicly traded entity in partial payment of option fees. Other expenses in the accompanying  Consolidated  Statement of  Operations  and  Comprehensive  Income
(Loss) for the nine month period ended September 30, 1999 include a noncash, mark-to-market charge of $11.9 million to recognize declines in the fair market value of this investment. The investment in the common stock of the non-affiliated entity was sold by the Company for $.7 million in June 1999.

NOTE E.     Commitments and Contingencies

       Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust its litigation reserves as appropriate to reflect the then current status of litigation.

       Masterson. In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

       On March 22, 1995, a jury trial began and on May 4, 1995, the jury returned its verdict. Among its findings, the jury determined that CIG had underpaid royalties for the period after September 30, 1989, in the amount of approximately $140,000. Although the plaintiffs argued that the "favored-nations" clause entitled them to be paid for all of their gas at the highest price voluntarily paid by CIG to any other lessor, the jury determined that the plaintiffs were estopped from claiming that the "favored-nations" clause provides for other than a pricing-scheme to pricing-scheme comparison. In light of this determination, and the plaintiff's stipulation that a pricing-scheme to pricing-scheme comparison would not result in any "trigger prices" or damages, defendants asked the court for a judgment that plaintiffs take nothing. The court, on June 7, 1995, entered final judgment that plaintiffs recover no monetary damages. The plaintiffs filed a motion for a new trial on June 22, 1995. The court, on July 18, 1997, denied plaintiffs' motion. The plaintiffs appealed to the Fifth Circuit Court of Appeals and on September 8, 2000, the Fifth Circuit Court affirmed the take nothing judgment of the trial court.

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

       Based on the final judgment which has been affirmed by the Fifth Circuit Court of Appeals, the Company does not currently expect the ultimate resolution of the second lawsuit to have a material adverse effect on its financial position or results of operations.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non- recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of September 30, 2000 and December 31, 1999, the Company had set aside $32.7 million and $31.3 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE F.     Derivative Financial Instruments

       In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001.

       SFAS 133 requires that an entity recognize all of its derivative instruments as either assets or liabilities on the balance sheet at fair market value. Derivative instruments that are not hedges must be adjusted to fair market value through earnings. Changes in the fair market value of derivative instruments that are designated as fair value hedges will be offset against changes in the fair market value of hedged assets, liabilities, or firm commitments through earnings. Changes in the fair market value of derivative instruments designated as cash flow hedges will be recognized in other comprehensive income until such time as the hedged items are recognized in earnings. Ineffective portions of a derivative instrument's change in fair market value will be immediately recognized in earnings.

       The transition adjustment to record the Company's adoption of SFAS 133 cannot be reliably predicted prior to December 31, 2000; however, based on market quoted values as of October 31, 2000 for the Company's existing portfolio of derivative instruments, management estimates that the effect of adopting SFAS 133 would be a decrease to equity of approximately $126 million. The ongoing valuation of the Company's portfolio of derivative instruments is expected to add an element of volatility to the Company's Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss) which may be material.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)



       Interest rate hedge derivatives. During the quarter ended June 30, 2000, the Company entered into interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the periodic three month LIBOR plus a weighted average margin rate of
178.2 basis points.

       During 1999, the Company was a party to a series of interest rate swap agreements that matured during May and June 1999. Under the terms of the interest rate swap agreements, the Company paid a variable rate on a $150 million notional amount and received a fixed annual rate of 6.62 percent of the notional amount.

       Commodity hedge derivatives. The Company utilizes various commodity swap and option contracts to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects.

       Crude oil. All material purchase contracts governing the Company's oil production are tied directly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of September 30, 2000.

                                                                                                     Yearly
                                      First          Second           Third          Fourth        Outstanding
                                     Quarter         Quarter         Quarter         Quarter         Average
                                  -------------   -------------   -------------   -------------   -------------
Daily oil production:
   2000 - Swap Contracts
     Volume (Bbl)                           -               -               -               435              435
     Price per Bbl                $         -     $         -     $         -     $       15.76    $       15.76

   2000 - Collar Contracts*
     Volume (Bbl)                           -               -               -             7,977            7,977
     Price per Bbl                $         -     $         -     $         -     $17.50-$20.74    $17.50-$20.74

   2001 - Swap Contracts
     Volume (Bbl)                         3,033           3,033           2,033             -              2,696
     Price per Bbl                $       29.75   $       29.75   $       29.70   $         -      $       29.74

   2001 - Collar Contracts**
     Volume (Bbl)                         7,000           7,000           7,000           7,000            7,000
     Price per Bbl                $19.29-$23.33   $19.29-$23.33   $19.29-$23.33   $19.29-$23.33    $19.29-$23.33
----------

* Concurrent with the Company's purchase of the year 2000 collar contracts, the Company sold year 2000 put contracts to the counterparties for average notional contract volumes of 7,000 Bbls per day at a weighted average index price of $14.29 per Bbl. Consequently, if the weighted average year 2000 index price falls below $14.29 per Bbl, the Company will receive the weighted average index price for the notional contract volumes, plus $3.21 per Bbl.

** The 2001 collar contracts assume that the counterparties will exercise their option to extend the year 2000 collar contracts on 5,000 Bbls per day at strike prices of $20.09 per Bbl for the short call ceiling price and $17.00 per Bbl for the long put floor price.

    The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized and reported, and the net effects of settlements of oil price hedges to revenue:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


                                                   Three months ended       Nine months ended
                                                       September 30,          September 30,
                                                   -------------------     -------------------
                                                     2000        1999        2000        1999
                                                   -------     -------     -------     -------

       Average price reported per Bbl...........   $ 25.48     $ 17.20     $ 23.52     $ 14.38
       Average price realized per Bbl...........   $ 30.06     $ 18.84     $ 28.37     $ 14.59
       Reduction to revenue (in millions).......   $ (14.4)    $  (5.5)    $ (45.5)    $  (2.5)

       Natural gas. The Company employs a policy of hedging gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts as of September 30, 2000 (prices included herein represent the Company's weighted average index price per MMBtu):

                                                                                                  Yearly
                                       First         Second         Third         Fourth       Outstanding
                                      Quarter        Quarter       Quarter        Quarter        Average
                                    -----------   ------------   ------------   ------------   ------------
Daily gas production:
   2000 - Collar Contracts*
     Volume (Mcf)................                                                     55,571         55,571
     Index price per MMBtu.......                                               $ 2.02-$2.61   $ 2.02-$2.61

   2001 - Swap Contracts**
     Volume (Mcf)................        49,233         49,233         49,233         49,233         49,233
     Index price per MMBtu.......   $      2.21   $       2.21   $       2.21   $       2.21   $       2.21

   2001 - Collar Contracts**
     Volume (Mcf)................        54,482         54,482         54,482         54,482         54,482
     Index price per MMBtu.......   $2.09-$2.71   $ 2.09-$2.71   $ 2.09-$2.71   $ 2.09-$2.71   $ 2.09-$2.71

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

** During 2000, the Company terminated certain year 2000 swap contracts, which were extendible into 2001 at the counterparty's option. However, when these swaps were terminated, the extension option was not terminated. Thus, both the 2001 swap and collar contracts assume that the counterparties will exercise their option to extend the contracts from 2000 to 2001 at the terms indicated above.

    The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The following table sets forth the Company's gas prices, both realized and reported, and the net effects of settlements of gas price hedges to revenue:

                                                          Three months ended    Nine months ended
                                                              September 30,       September 30,
                                                          ------------------    ------------------
                                                            2000       1999       2000       1999
                                                          -------    -------    -------    -------
       Average price reported per Mcf..................   $  2.87    $  2.00    $  2.49    $  1.86
       Average price realized per Mcf..................   $  3.12    $  2.06    $  2.63    $  1.77
       Addition (reduction) to revenue (in millions)...   $  (9.0)   $  (2.2)   $ (14.6)   $  10.8

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


       Deferred oil and gas hedge losses. The following table summarizes the deferred oil and gas hedge losses and future settlement obligations that the Company has recognized as a result of terminating certain 2000, 2001 and 2002 hedge derivative contracts. The deferred losses are recorded in the accompanying Consolidated Balance Sheet as of September 30, 2000 as other current assets for the 2000 and 2001 deferred losses and other assets for the 2002 deferred losses and will be amortized to oil and gas revenues during those respective periods. The Company has recorded the future settlement obligations associated with these deferred losses in the accompanying Consolidated Balance Sheet as of September 30, 2000 as derivative obligations for the 2000 and 2001 deferred losses and other noncurrent liabilities for the 2002 deferred losses.

                                                              Years ended
                                                Fourth        December 31,
                                                Quarter    ------------------
                                                 2000        2001      2002
                                                -------    -------    -------
                                                        (in millions)
        Deferred oil hedge losses............   $  5.9     $  3.8     $  -
        Deferred gas hedge losses............      1.1        2.9       46.2
                                                  ----      -----      -----

                                                $  7.0     $  6.7     $ 46.2
                                                 =====      =====      =====

       Non-hedge commodity derivatives. During the first quarter of 1999, the Company sold NYMEX crude oil call contracts for 8,000 barrels per day of oil, at a weighted average strike price of $17.15 per barrel, for a nine month period ending on December 31, 1999. Additionally, the Company sold calls that provide the counterparty an option to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, for a twenty-one month period that began on April 1, 1999 and ends on December 31, 2000, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.75 per MMBtu. These contracts do not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2000, include mark-to- market increases to the liabilities recognized on these contracts of $3.1 million and $41.1 million, respectively. For the three and nine month periods ended September 30, 1999, other expenses include mark-to-market increases to the liabilities recognized on these contracts of $14.3 million and $22.5 million, respectively. The Company's non-hedge commodity derivatives will continue to be marked-to-market until they mature. The related effects on the Company's results of operations for the remainder of 2000 could be significant.

       The Company is a party to certain BTU swap agreements that mature at the end of 2004. The BTU swap agreements do not qualify as hedges. Other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income
(Loss) for the three and nine month periods ended September 30, 2000 include mark-to-market increases to the liabilities recognized for the BTU swap agreements of $10.2 million and $12.9 million, respectively. During the three and nine month periods ended September 30, 1999, the Company recorded mark-to-market increases of $1.5 million and $2.4 million, respectively, to the liabilities recognized for the BTU swap agreements. The Company has terminated its position in the BTU swap agreements for the 2000 and 2001 volumes and has locked in a loss of $6.7 million related to the terminated positions. The remaining contracts will continue to be marked-to-market at the end of each reporting period during their respective lives. The related effects on the Company's future results of operations could be significant.

       Non-hedge foreign currency agreements. The Company has a series of forward foreign exchange swap agreements to exchange Canadian dollars for United States dollars at future dates for a fixed amount of the first currency. As these contracts do not qualify as hedges, the Company recorded mark-to-market increases to the recognized liabilities associated with these agreements during the three and nine month periods ended September 30, 2000 of $.3 million and $1.5 million, respectively; and for the three month period ended September 30, 1999, the Company recorded an increase to the recognized liabilities of $.5 million and, during the nine month period ended

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


September  30,  1999,  the  Company   recorded  a  decrease  to  the  recognized
liabilities of $5.4 million. Mark-to-market changes to the recognized liabilities associated with these agreements are included in other expenses in the accompanying Consolidated Statement of Operations and Comprehensive Income
(Loss). These contracts will continue to be marked-to-market until they mature at various dates during the fourth quarter of 2000.

NOTE G.     Other Revenue

       In December 1998, the Company announced the sale of an exclusive and irrevocable option to a third party to purchase, on or before March 31, 1999, certain oil and gas properties of the Company. The third party was unable to complete the purchase of the Company's oil and gas properties. In payment for the option and related liquidated damages, the third party paid $41.8 million of aggregate fees and damages to the Company during 1998 and 1999. Interest and other revenue in the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 1999 includes other income of $41.8 million associated with these transactions. Other noncash items in the accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 1999 includes a $41.8 million reduction for these noncash components of earnings.

       During July 1999, the Company received a $30.2 million refund of excise taxes. Due to the uncertainty surrounding the collectability of this refund, the Company was not carrying it as an asset. Accordingly, the Company recognized the tax refund as other income during the third quarter of 1999. The proceeds from the tax refund were used by the Company to reduce its outstanding indebtedness.

NOTE H.     Asset Divestitures

       During the three and nine month periods ended September 30, 2000, the Company completed the divestiture of certain United States oil and gas properties, sold a portion of its investment in common stock of a third party entity and, during the quarter ended June 30, 2000, sold an office building in Midland, Texas that previously served as its headquarters. Associated with these asset divestitures, the Company realized net cash proceeds of $65.2 million and $93.7 million during the three and nine month periods ended September 30, 2000, respectively, and recorded net gains from the dispositions of $24.2 million and $27.8 million, respectively. See Note D for a discussion of the sales of the investment in common stock of the third party entity.

       During the three and nine month periods ended September 30, 1999, the Company completed the divestiture of certain United States and Canadian oil and gas producing properties, gas plants and other assets for net cash proceeds of $117.2 million and $386.7 million, respectively, and recognized a net gain and a net loss from the dispositions of $20.9 million and $21.3 million, respectively, during the three and nine month periods ended September 30, 1999. The net cash proceeds from the 2000 and 1999 asset divestitures were used to reduce outstanding indebtedness.

NOTE I.     Impairment of Oil and Gas Properties

       In accordance with Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", the Company periodically assesses its unproved properties for impairment by comparing their cost to their estimated value on a project-by-project basis. During the second quarter of 1999, the Company completed the analysis of seismic data pertaining to certain unproved properties owned by the Company in the East Texas area. The results of the analysis of the seismic data indicated a decline in the recoverability of the carrying value of the properties. Accordingly, the Company recognized a $17.9 million provision for impairment of unproved properties during the second quarter of 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


NOTE J.     Reorganization

       During 1998, the Company announced its intentions to reorganize its operations to realize additional operational and administrative efficiencies. During the three and nine month periods ended September 30, 1999, the Company recorded reorganization costs of $.8 million and $7.8 million, respectively.

NOTE K.     Earnings Per Share

       Following is a reconciliation of the basic and diluted earnings per share ("EPS") computation for the three and nine month periods ended September 30, 2000 and 1999, respectively.

                                                   Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                 ---------------------    ---------------------
                                                    2000       1999         2000        1999
                                                 ---------   ---------    ---------   ---------
                                                      (in thousands, except per share data)
    BASIC EPS:
       Numerator:
         Income (loss) before extraordinary
           income.............................   $  69,288   $  46,428    $  80,315   $ (30,689)
                                                  ========    ========     ========    ========
       Denominator:
         Common shares outstanding............      99,312     100,305       99,718     100,304
                                                  ========    ========     ========    ========
            Basic EPS.........................   $     .70   $     .46    $     .80   $    (.31)
                                                  ========    ========     ========    ========
    DILUTED EPS:
       Numerator:
         Income (loss) before extraordinary
           income.............................   $  69,288   $  46,428    $  80,315   $ (30,689)
                                                  ========    ========     ========    ========
       Denominator:
         Common shares outstanding............      99,312     100,305       99,718     100,304
         Common stock options*................         492         208          334         -
                                                  --------    --------     --------    --------
         Total shares.........................      99,804     100,513      100,052     100,304
                                                  ========    ========     ========    ========
            Diluted EPS.......................   $     .69   $     .46    $     .80   $    (.31)
                                                  ========    ========     ========    ========

* Common stock options to purchase 4,159,084 and 4,965,541 shares of common stock were outstanding but not included in the computations of diluted EPS for the three month periods ended September 30, 2000 and 1999, respectively, and common stock options to purchase 4,899,586 and 4,689,556 shares of common stock were outstanding but not included in the computations of diluted EPS for the nine month periods ended September 30, 2000 and 1999, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the- money options for 154,111 shares of common stock were not included in the computation of diluted EPS for the nine month period ended September 30, 1999 since they have an anti-dilutive effect due to the net loss recognized for that period.

NOTE L.     Geographic Operating Segment Information

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                           United                             Other    Headquarters   Consolidated
                                           States    Argentina    Canada     Foreign    and Other         Total
                                          --------   ---------   ---------   -------   ------------   ------------
                                                                    (in thousands)
Three months ended September 30, 2000:
  Oil and gas revenue...................  $172,825    $ 40,519    $15,243    $    -       $    -       $ 228,587
  Interest and other....................       -           -          -           -          5,200         5,200
  Gain (loss) on disposition of assets..    (1,159)        -          (48)        -         25,365        24,158
                                           -------     -------     ------     -------      -------      --------
                                           171,666      40,519     15,195         -         30,565       257,945
                                           -------     -------     ------     -------      -------      --------
  Production costs......................    40,867       6,398      2,463         -            -          49,728
  Depletion, depreciation and
    amortization........................    31,308      14,857      6,510         -          3,897        56,572
  Exploration and abandonments..........    15,711       4,711        503       2,506          -          23,431
  General and administrative............       -           -          -           -          6,537         6,537
  Interest..............................       -           -          -           -         40,794        40,794
  Other.................................       -           -          -           -         15,495        15,495
                                           -------     -------     ------     -------      -------      --------
                                            87,886      25,966      9,476       2,506       66,723       192,557
                                           -------     -------     ------     -------      -------      --------
  Income (loss) before income taxes
    and extraordinary item..............    83,780      14,553      5,719      (2,506)     (36,158)       65,388
  Income tax benefit (provision)........   (29,323)     (5,093)    (2,551)        877       39,990         3,900
                                           -------     -------     ------     -------      -------      --------
  Net income (loss) ....................  $ 54,457    $  9,460    $ 3,168    $ (1,629)    $  3,832     $  69,288
                                           =======     =======     ======     =======      =======      ========
Three months ended September 30, 1999:
  Oil and gas revenue...................  $124,309    $ 23,011    $12,535    $    -       $    -       $ 159,855
  Interest and other....................       -           -          -           -         32,362        32,362
  Gain (loss) on disposition of assets..    35,259         -       (6,605)        -         (7,706)       20,948
                                           -------     -------     ------     -------      -------      --------
                                           159,568      23,011      5,930         -         24,656       213,165
                                           -------     -------     ------     -------      -------      --------
  Production costs......................    27,431       4,056      3,156         -            -          34,643
  Depletion, depreciation and
    amortization........................    31,817      10,150      4,675         -          4,339        50,981
  Exploration and abandonments..........     7,784       2,422      1,056         629          -          11,891
  General and administrative............       -           -          -           -          8,795         8,795
  Reorganization........................       -           -          -                        786           786
  Interest..............................       -           -          -           -         41,002        41,002
  Other.................................       -           -          -           -         18,039        18,039
                                           -------     -------     ------     -------      -------      --------
                                            67,032      16,628      8,887         629       72,961       166,137
                                           -------     -------     ------     -------      -------      --------
  Income (loss) before income taxes.....    92,536       6,383     (2,957)       (629)     (48,305)       47,028
  Income tax benefit (provision)........   (32,388)     (2,234)     1,319         220       32,483          (600)
                                           -------     -------     ------     -------      -------      --------
  Net income (loss).....................  $ 60,148    $  4,149    $(1,638)   $   (409)    $(15,822)    $  46,428
                                           =======     =======     ======     =======      =======      ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)


                                            United                             Other     Headquarters   Consolidated
                                            States    Argentina    Canada     Foreign     and Other         Total
                                          ---------   ---------   --------   ---------   ------------   ------------
                                                                    (in thousands)
Nine months ended September 30, 2000:
  Oil and gas revenue...................  $ 455,161   $104,994    $ 40,754    $    -       $     -       $ 600,909
  Interest and other....................        -          -           -           -          14,141        14,141
  Gain (loss) on disposition of assets..     (1,136)       -           204         -          28,683        27,751
                                           --------    -------     -------     -------      --------      --------
                                            454,025    104,994      40,958         -          42,824       642,801
                                           --------    -------     -------     -------      --------      --------
  Production costs......................    111,501     17,394       7,095         -             -         135,990
  Depletion, depreciation and
    amortization........................     92,108     39,149      19,029         -          11,743       162,029
  Exploration and abandonments..........     32,007     22,728       3,256       6,211           -          64,202
  General and administrative............        -          -           -           -          23,259        23,259
  Interest..............................        -          -           -           -         122,412       122,412
  Other.................................        -          -           -           -          60,394        60,394
                                           --------    -------     -------     -------      --------      --------
                                            235,616     79,271      29,380       6,211       217,808       568,286
                                           --------    -------     -------     -------      --------      --------
  Income (loss) before income taxes and
    extraordinary item..................    218,409     25,723      11,578      (6,211)     (174,984)       74,515
  Income tax benefit (provision)........    (76,443)    (9,003)     (5,166)      2,174        94,238         5,800
                                           --------    -------     -------     -------      --------      --------
  Net income (loss) before
    extraordinary item..................  $ 141,966   $ 16,720    $  6,412    $ (4,037)    $ (80,746)    $  80,315
                                           ========    =======     =======     =======      ========      ========

Nine months ended September 30, 1999:
  Oil and gas revenue...................  $ 375,785   $ 57,360    $ 48,092    $    -       $     -       $ 481,237
  Interest and other....................        -          -           -           -          81,139        81,139
  Loss on disposition of assets.........     (5,081)       -        (8,502)        -          (7,693)      (21,276)
                                           --------    -------     -------     -------      --------      --------
                                            370,704     57,360      39,590         -          73,446       541,100
                                           --------    -------     -------     -------      --------      --------
  Production costs......................     96,226     12,372      14,863         -             -         123,461
  Depletion, depreciation and
    amortization........................    122,320     27,859      20,875         -          13,534       184,588
  Impairment of oil and gas properties..     17,894        -           -           -             -          17,894
  Exploration and abandonments..........     27,063      7,308       4,300       2,921           -          41,592
  General and administrative............        -          -           -           -          29,232        29,232
  Reorganization........................        -          -           -           -           7,805         7,805
  Interest..............................        -          -           -           -         130,426       130,426
  Other.................................        -          -           -           -          36,291        36,291
                                           --------    -------     -------     -------      --------      --------
                                            263,503     47,539      40,038       2,921       217,288       571,289
                                           --------    -------     -------     -------      --------      --------
  Income (loss) before income taxes.....    107,201      9,821        (448)     (2,921)     (143,842)      (30,189)
  Income tax benefit (provision)........    (37,520)    (3,437)        200       1,022        39,235          (500)
                                           --------    -------     -------     -------      --------      --------
  Net income (loss).....................  $  69,681   $  6,384    $   (248)   $ (1,899)    $(104,607)    $ (30,689)
                                           ========    =======     =======     =======      ========      ========

NOTE M.     Pioneer USA

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

                           CONSOLIDATING BALANCE SHEET
                            As of September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS
                                                                           Non-
                                                           Pioneer      Guarantor                       The
                                              Parent         USA       Subsidiaries   Eliminations    Company
                                            ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents..............   $       32   $    27,162    $   10,704      $            $   37,898
  Other current assets...................    2,028,827    (1,270,824)     (601,232)                     156,771
                                             ---------    ----------     ---------                    ---------
       Total current assets..............    2,028,859    (1,243,662)     (590,528)                     194,669
                                             ---------    ----------     ---------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties...................          -       2,254,934       868,900                    3,123,834
     Unproved properties.................          -          20,166       198,206                      218,372
  Accumulated depletion, depreciation
    and amortization.....................          -        (689,593)     (194,925)                    (884,518)
                                             ---------    ----------     ---------                    ---------
                                                   -       1,585,507       872,181                    2,457,688
                                             ---------    ----------     ---------                    ---------
Deferred income taxes....................       83,700           -             -                         83,700
Other property and equipment, net........          -          19,778         6,156                       25,934
Other assets, net........................       19,322        85,217        35,056                      139,595
Investment in subsidiaries...............      272,503       104,939           -         (377,442)            -
                                             ---------    ----------     ---------                   ----------
                                            $2,404,384   $   551,779    $  322,865                   $2,901,586
                                             =========    ==========     =========                    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...   $      -     $       163    $      -        $            $      163
  Other current liabilities..............       38,636       142,955        29,053                      210,644
                                             ---------    ----------     ---------                    ---------
       Total current liabilities.........       38,636       143,118        29,053                      210,807
                                             ---------    ----------     ---------                    ---------
Long-term debt, less current maturities..    1,603,213           -             -                      1,603,213
Other noncurrent liabilities.............          -         191,386        35,318                      226,704
Deferred income taxes....................          -             -          30,600                       30,600
Stockholders' equity.....................      762,535       217,275       227,894       (337,442)      830,262

Commitments and contingencies............
                                             ---------    ----------     ---------                    ---------
                                            $2,404,384   $   551,779    $  322,865                   $2,901,586
                                             =========    ==========     =========                   ==========

                           CONSOLIDATING BALANCE SHEET
                             As of December 31, 1999
                                 (in thousands)

                                     ASSETS

                                                                           Non-
                                                           Pioneer      Guarantor                       The
                                              Parent         USA       Subsidiaries   Eliminations    Company
                                            ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents..............   $        5   $    22,699    $   12,084      $            $   34,788
  Other current assets...................    2,160,134    (1,455,442)     (556,344)                     148,348
                                             ---------    ----------     ---------                    ---------
       Total current assets..............    2,160,139    (1,432,743)     (544,260)                     183,136
                                             ---------    ----------     ---------                    ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties...................          -       2,200,173       797,162                    2,997,335
     Unproved properties.................          -          24,267       233,316                      257,583
  Accumulated depletion, depreciation
    and amortization.....................          -        (614,402)     (137,554)                    (751,956)
                                             ---------    ----------     ---------                    ---------
                                                   -       1,610,038       892,924                    2,502,962
                                             ---------    ----------     ---------                    ---------
Deferred income taxes....................       83,400           -             -                         83,400
Other property and equipment, net........          -          28,144        14,862                       43,006
Other assets, net........................       13,293        58,117        45,559                      116,969
Investment in subsidiaries...............      190,293       161,061           -         (351,354)            -
                                             ---------    ----------     ---------                    ---------
                                            $2,447,125   $   424,617    $  409,085                   $2,929,473
                                             =========    ==========     =========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...   $      -     $       828    $      -        $            $      828
  Other current liabilities..............       36,115       120,857        39,013                      195,985
                                             ---------    ----------     ---------                    ---------
       Total current liabilities.........       36,115       121,685        39,013                      196,813
                                             ---------    ----------     ---------                    ---------
Long-term debt, less current maturities..    1,745,108           -             -                      1,745,108
Other noncurrent liabilities.............          -         137,848        31,590                      169,438
Deferred income taxes....................          -             -          43,500                       43,500
Stockholders' equity.....................      665,902       165,084       294,982       (351,354)      774,614

Commitments and contingencies............
                                             ---------    ----------     ---------                    ---------
                                            $2,447,125   $   424,617    $  409,085                   $2,929,473
                                             =========    ==========     =========                   ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                           For the Nine Months Ended
                               September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor        Income                        The
                                          Parent       USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                         --------   ---------   ------------   ------------   ------------   ---------
Revenues:
  Oil and gas.........................   $    -     $ 432,463    $ 168,446       $    -        $             $ 600,909
  Interest and other..................         28       6,581        7,532            -                         14,141
  Gain (loss) on disposition of
    assets, net.......................        -        30,859       (3,108)           -                         27,751
                                          -------    --------     --------        -------                     --------
                                               28     469,903      172,870            -                        642,801
                                          -------    --------     --------        -------                     --------
Costs and expenses:
  Oil and gas production..............        -       108,764       27,226            -                        135,990
  Depletion, depreciation and
    amortization......................        -        98,090       63,939            -                        162,029
  Exploration and abandonments........        -        35,714       28,488            -                         64,202
  General and administrative..........        143      15,861        7,255            -                         23,259
  Interest............................    (38,728)    113,322       47,818            -                        122,412
  Equity income from subsidiary.......    (41,653)     (5,061)         -              -          46,714            -
  Other...............................        -        57,239        3,155            -                         60,394
                                          -------    --------     --------        -------                     --------
                                          (80,238)    423,929      177,881            -                        568,286
                                          -------    --------     --------        -------                     --------
Income (loss) before income taxes
  and extraordinary item..............     80,266      45,974       (5,011)           -                         74,515
Income tax benefit (provision)........        -            (4)       5,755             49                        5,800
                                          -------    --------     --------        -------                     --------
Net income before extraordinary item..     80,266      45,970          744             49                       80,315

Extraordinary item - loss on early
  extinguishment of debt, net of tax..    (12,318)        -            -              -                        (12,318)
                                          -------    --------     --------        -------                     --------
Net income............................     67,948      45,970          744             49                       67,997
Other comprehensive income:
  Unrealized gain on available for
    sale securities...................        -        32,678          -              -                         32,678
  Realized gain on available for
    sale securities...................        -       (25,674)         -              -                        (25,674)
  Translation adjustment..............        -           -         (7,432)           -                         (7,432)
                                          -------    --------     --------        -------                     --------
  Comprehensive income (loss).........   $ 67,948   $  52,974    $  (6,688)      $     49                    $  67,569
                                          =======    ========     ========        =======                     ========

      CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                  For the Nine Months Ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor        Income                        The
                                          Parent       USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                         --------   ---------   ------------   ------------   ------------   ---------
Revenues:
  Oil and gas.........................   $    -     $ 350,591    $ 130,646       $    -        $             $ 481,237
  Interest and other..................        264      45,056       35,819            -                         81,139
  Gain (loss) on disposition of
    assets, net.......................        -        22,538      (43,814)           -                        (21,276)
                                          -------    --------     --------        -------                      -------
                                              264     418,185      122,651            -                        541,100
                                          -------    --------     --------        -------                      -------
Costs and expenses:
  Oil and gas production..............        -        92,873       30,588            -                        123,461
  Depletion, depreciation and
    amortization......................        -       122,854       61,734            -                        184,588
  Impairment of oil and gas
    properties........................        -        17,894          -              -                         17,894
  Exploration and abandonments........        -        28,478       13,114            -                         41,592
  General and administrative..........        852      20,793        7,587            -                         29,232
  Reorganization......................        -         7,805          -              -                          7,805
  Interest............................    (24,572)    114,602       40,396            -                        130,426
  Equity (income) loss from
    subsidiary........................     54,039      (3,864)         -              -         (50,175)           -
  Other...............................        657      40,127       (4,493)           -                         36,291
                                          -------    --------     --------        -------                      -------
                                           30,976     441,562      148,926            -                        571,289
                                          -------    --------     --------        -------                      -------
Loss before income taxes..............    (30,712)    (23,377)     (26,275)           -                        (30,189)
Income tax (provision) benefit........        -          (443)         (80)            23                         (500)
                                          -------    --------     --------        -------                      -------
Net income (loss).....................    (30,712)    (23,820)     (26,355)            23                      (30,689)

Other comprehensive income:
  Translation adjustment..............        -           -          5,738            -                          5,738
                                          -------    --------     --------        -------                      -------
  Comprehensive income (loss).........   $(30,712)  $ (23,820)   $ (20,617)      $     23                    $ (24,951)
                                          =======    ========     ========        =======                     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                         Non-
                                                                          Pioneer      Guarantor         The
                                                             Parent         USA      Subsidiaries      Company
                                                          -----------   ----------   -------------   -----------
Cash flows from operating activities:
 Net cash provided by operating activities...........     $   177,221   $   49,545     $   58,328    $   285,094
                                                           ----------    ---------      ---------     ----------
Cash flows from investing activities:
 Proceeds from disposition of assets.................             -         84,656          9,070         93,726
 Additions to oil and gas properties.................             -       (107,701)       (75,850)      (183,551)
 Other property (additions) dispositions, net........             -         (6,116)        10,015          3,899
                                                           ----------    ---------      ---------     ----------
    Net cash used in investing activities............             -        (29,161)       (56,765)       (85,926)
                                                           ----------    ---------      ---------     ----------
Cash flows from financing activities:
 Borrowings under long-term debt.....................         894,084          -              -          894,084
 Principal payments on long-term debt................      (1,045,585)        (665)           -       (1,046,250)
 Payment of noncurrent liabilities...................             -        (15,256)        (2,798)       (18,054)
 Exercise of long-term incentive plan stock options..             726          -              -              726
 Purchase of treasury stock..........................         (12,647)         -              -          (12,647)
 Deferred loan fees/issuance costs...................         (13,772)         -              -          (13,772)
                                                           ----------    ---------      ---------     ----------
    Net cash used in financing activities............        (177,194)     (15,921)        (2,798)      (195,913)
                                                           ----------    ---------      ---------     ----------
Net increase (decrease) in cash and cash equivalents.              27        4,463         (1,235)         3,255
Effect of exchange rate changes on cash and
   cash equivalents..................................             -            -             (145)          (145)
Cash and cash equivalents, beginning of period.......               5       22,699         12,084         34,788
                                                           ----------    ---------      ---------     ----------
Cash and cash equivalents, end of period.............     $        32   $   27,162     $   10,704    $    37,898
                                                           ==========    =========      =========     ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 1999
                                 (in thousands)
                                   (Unaudited)

                                                                                         Non-
                                                                          Pioneer      Guarantor         The
                                                             Parent         USA      Subsidiaries      Company
                                                          -----------   ----------   -------------   -----------
Cash flows from operating activities:
 Net cash provided by (used in) operating activities.     $   182,454   $ (191,511)    $  195,764    $   186,707
                                                           ----------    ---------      ---------     ----------
Cash flows from investing activities:
 Proceeds from disposition of assets.................             -        268,746        117,924        386,670
 Additions to oil and gas properties.................             -        (58,435)       (36,887)       (95,322)
 Other property (additions) retirements, net.........             -         (3,227)         2,005         (1,222)
                                                           ----------    ---------      ---------     ----------
    Net cash provided by investing activities........           -          207,084         83,042        290,126
                                                           ----------    ---------      ---------     ----------
Cash flows from financing activities:
 Borrowings under long-term debt.....................         319,048          -              292        319,340
 Principal payments on long-term debt................        (497,794)        (967)      (288,526)      (787,287)
 Payment of other noncurrent liabilities.............             -        (24,104)        (4,127)       (28,231)
 Deferred loan fees/issuance costs...................          (6,891)         -              -           (6,891)
 Exercise of long-term incentive plan stock options..              25          -              -               25
                                                           ----------    ---------      ---------     ----------
    Net cash used in financing activities............        (185,612)     (25,071)      (292,361)      (503,044)
                                                           ----------    ---------      ---------     ----------
Net decrease in cash and cash equivalents............          (3,158)      (9,498)       (13,555)       (26,211)
Effect of exchange rate changes on cash and
  cash equivalents...................................             -            -              236            236
Cash and cash equivalents, beginning of period.......           3,161       37,932         18,128         59,221
                                                           ----------    ---------      ---------     ----------
Cash and cash equivalents, end of period.............     $         3   $   28,434     $    4,809    $    33,246
                                                           ==========    =========      =========     ==========

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations(1)

Financial Performance

       The financial performance of Pioneer Natural Resources Company (the "Company") during the three and nine month periods ended September 30, 2000 was highlighted by significant increases in net income and operating cash flows; further reductions in outstanding borrowings; and, the substantial enhancement of the Company's financial flexibility and liquidity, during the second quarter of 2000, through the issuance of $425 million of 9-5/8% Senior Notes (the "9-5/8% Senior Notes") due April 1, 2010 and the replacement of the Company's prior credit facility (the "Prior Credit Facility") due August 7, 2002 with a new $575 million credit agreement (the "Credit Agreement") due March 1, 2005 (see "Capital Commitments, Capital Resources and Liquidity", below). These results have allowed the Company to increase its capital expenditures budget for 2000 to approximately $335 million from the $250 million budget originally established (see "Drilling Highlights - Budgeted capital expenditures", below).

       The Company's net cash  provided by operating  activities  grew to $115.7 million and $285.1 million during the three and nine month periods ended September 30, 2000, respectively, representing increases of 30 percent and 53 percent, as compared to net cash provided by operating activities of $89.3 million and $186.7 million for the same respective periods in 1999. The increases in net cash provided by operating activities were primarily a result of favorable commodity prices and increases in Argentine sales volumes. These positive results were partially offset by United States and Canadian production declines resulting from 1999 asset divestments and increased production costs primarily resulting from increases in production and ad valorem taxes due to higher commodity prices and the higher cost of natural gas utilized to power field compression equipment (see "Results of Operations", below). During the three and nine month periods ended September 30, 2000, the Company used its net cash provided by operating activities, together with proceeds from the dispositions of assets, to fund additions to oil and gas properties, to reduce outstanding indebtedness by $100.0 million and $152.2 million, respectively, to repurchase .5 million and 1.2 million shares, respectively, of the Company's common stock for $6.3 million and $12.6 million, respectively; and, for other general corporate needs.

       The Company reported net income of $69.3 million ($.70 per basic share) and $68.0 million ($.68 per basic share) for the three and nine month periods ended September 30, 2000, respectively, as compared to net income of $46.4 million ($.46 per basic share) for the three months ended September 30, 1999 and a net loss of $30.7 million ($.31 per basic share) for the nine months ended September 30, 1999. During the three months ended September 30, 2000, the positive impacts of favorable commodity prices and increases in Argentine production volumes (see "Trends and Uncertainties" and "Results of Operations", below) were complimented by a $24.2 million gain on the disposition of assets, which includes a $25.7 million gain on the sale of a portion of the Company's investment in the common stock of a non-affiliated entity, and were partially offset by $13.5 million of derivative mark-to-market charges to other expenses (see "Results of Operations - Other expenses", below). The Company's results for the nine months ended September 30, 2000 were significantly impacted by $55.5 million of derivative mark-to-market charges to other costs and expenses; a $27.8 million gain on the disposition of assets, including $34.4 million of gains on the sale of a portion of the Company's investment in the non-affiliated entity; and a $12.3 million extraordinary item - loss on early extinguishment of debt (see "Results of Operations", below).

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 2000 was $2.4 billion, consisting of total debt of $1.6 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 66 percent at September 30, 2000, as compared to 69 percent at December 31, 1999. The Company intends to continue reducing its outstanding indebtedness during 2000 and 2001, through the use of funds generated by the individual or combined sources of operating activities and asset dispositions.

Drilling Highlights

       During the first nine months of 2000, the Company spent $183.6 million on capital projects, including $111.0 million for development activities, $49.9 million for exploration activities and $22.7 million on acquisitions. The

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

Company completed 150 development wells and 42 exploratory wells, plugged and abandoned 11 development wells and 16 exploratory wells, and temporarily abandoned six development wells. As of September 30, 2000, the Company had 56 development wells and six exploratory wells in progress.

       Domestic. The Company expended $84.2 million during the first nine months of 2000 on drilling activities in the Gulf Coast, Permian Basin and Mid Continent areas of the United States.

       Gulf Coast area. In the Gulf Coast area, the Company expended $56.6 million of drilling capital during the first nine months of 2000 to successfully complete three exploratory wells and eight development wells, two exploratory wells and one development well that were plugged and abandoned and to begin drilling 14 wells that remain in progress on September 30, 2000. The Company's successful exploratory wells were the Devils Tower prospect in Mississippi Canyon 773 and the Aconcagua appraisal well in Mississippi Canyon 305. The Mississippi Canyon 773 well was drilled to a total depth of 15,625 feet and encountered a significant number of hydrocarbon-bearing sands. Including an acquisition of an additional working interest during the third quarter of 2000, the Company has a 20 percent working interest in the discovery. The Company has drilled one appraisal well on the Devils Tower prospect that extended the field into an adjacent fault block and confirmed commercial quantities of proved reserves. A sidetrack well was also successful and further delineated the accumulation. The Company and other working interest owners are currently evaluating development options. First production for Devils Tower is scheduled for 2003. The Aconcagua appraisal well was drilled to a total depth of 14,113 feet and encountered over 250 net feet of gas pay. The Company has a 25 percent working interest in the discovery. First gas production is currently scheduled for the first quarter of 2002. During July 2000, the Company also announced a new pool gas discovery on its Fiji prospect in Brazos A-7 in the Big Hum trend offshore the Texas Coast. The Company's unsuccessful Gulf Coast area exploratory wells include the South Louisiana Amoco Fee, that was an onshore prospect that was abandoned during the second quarter of 2000, and the West Cameron 201 #2 well, an offshore Miocene prospect well that was determined to be unsuccessful during the third quarter of 2000. The Company currently has six drilling rigs contracted and operating in the East Texas/Gulf Coast area, including four rigs in the East Texas Bossier field.

       Permian Basin area. In the Permian Basin area, the Company expended $22.9 million of drilling capital during the first nine months of 2000 to successfully complete 59 development wells, of which 23 were in progress at December 31, 1999. During the first nine months of 2000, the wells drilled in the Permian Basin area were primarily located in the Company's core Spraberry field, where the Company currently has seven drilling rigs contracted and operating. As of September 30, 2000, the Company has 37 development wells in progress in the Spraberry field.

       Mid Continent area. In the Mid Continent area, the Company expended $4.7 million of drilling capital during the first nine months of 2000 to successfully complete 41 development wells, 14 of which were in progress at December 31, 1999, and to drill six development wells that were temporarily abandoned. The Company's development drilling in the Mid Continent area is focused on West Panhandle gas prospects, where the Company currently has three drilling rigs contracted and operating. As of September 30, 2000, the Company has four development wells in progress in the Mid Continent area.

       Argentina. In Argentina, the Company expended $41.3 million of drilling capital during the first nine months of 2000 to successfully complete 52 wells, 27 of which were exploratory wells and 25 of which were development wells, and to drill 12 exploratory wells and one development well that were plugged and abandoned. Included in the first nine months' well completions were four exploratory wells and one development well that were in progress at December 31, 1999. During February 2000, the Company announced its first discovery on new Neuquen Basin acreage acquired during 1999. The Borde Colorado 1006 well was drilled in the Al Sur de la Dorsal block, where the Company has a 100 percent working interest, on a structure defined by 3-D seismic. The well was drilled to a depth of approximately 1,500 meters and initially flowed at a rate of 450 barrels of oil per day. The Company currently has three drilling rigs contracted and operating in Argentina. As of September 30, 2000, the Company has one exploratory well and three development wells in progress in Argentina.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       Canada. In Canada, the Company expended $28.3 million of drilling capital during the first nine months of 2000 to successfully complete 17 development wells and 12 exploratory wells, of which three exploratory wells were in progress at December 31, 1999, and to drill three development wells and two exploratory wells that were plugged and abandoned. During the first quarter of 2000, the Company completed its annual winter drilling program in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible to drilling operations during the winter. Additionally, the Company installed new pipeline infrastructure in field extension areas that have follow-up drilling scheduled for the upcoming winter and increased compressor capacity to accommodate production from new wells. The Company will have three drilling rigs contracted and operating in Canada, when the new winter drilling program commences in December. As of September 30, 2000, the Company has three exploratory wells in progress in Canada.

       Africa. In South Africa, the Company expended $5.3 million of drilling capital during the first nine months of 2000, which was primarily incurred to participate in the third appraisal well on the Sable oil field project. The appraisal well encountered a thin oil column in an accumulation separate from the main Sable field formation. A 3-D seismic survey is planned to further establish the areal extent of the Western extension of this reservoir. The Company spud its first operated exploratory well in South Africa during October 2000 and expects to spud a second South African exploratory well during the fourth quarter of 2000. The Company's first exploratory well in Gabon is tentatively scheduled to spud during the first half of 2001.

       Budgeted capital expenditures. The Company is experiencing stronger than anticipated operating cash flows during 2000 as a result of the favorable commodity price environment. In response thereto, the Company has revised its 2000 capital expenditures budget to approximately $335 million from the $250 million budget originally established. Approximately 20 percent of the budget will be expended on property acquisitions, including approximately $40 million of fourth quarter acquisitions in existing core areas with the Camden Hills gas discovery in Mississippi Canyon 348 being the most significant. The Company has a 33.3% interest in the discovery. Approximately 80 percent of year 2000 capital expenditures will be expended on exploration, exploitation and development activities.

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

       During the first quarter of 1999, the Organization of Petroleum Exporting Countries ("OPEC") and certain other crude oil exporting nations reduced their oil export volumes. The export volume reductions initiated by OPEC and other crude oil exporting nations, and strong North American natural gas market fundamentals have sustained a favorable oil and gas commodity price environment through 1999 and into the fourth quarter of 2000. No assurances can be given as to the duration of the current commodity price environment.

       The benchmark daily average New York Mercantile Exchange ("NYMEX") West Texas Intermediate closing price increased 45 percent and 70 percent during the three and nine month periods ended September 30, 2000, respectively, in comparison with the same periods ended September 30, 1999. The benchmark daily average NYMEX Henry Hub closing price increased 66 percent and 58 percent during the three and nine month periods ended September 30, 2000, respectively, in comparison with the same periods ended September 30, 1999.

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

       Accounting for derivatives. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt SFAS 133 effective January 1, 2001.

       SFAS 133 requires that an entity recognize all derivatives, including certain derivatives embedded in other financial instruments, as either assets or liabilities in the statement of financial position and measure those instruments at fair market value. The carrying value of derivatives that are not hedges must be adjusted to fair market value through earnings. If the derivatives are designated as fair value hedges, changes in the fair market value of the derivatives will be offset against the changes in the fair market values of the hedged assets, liabilities, or firm commitments and netted through earnings. Changes in the fair market values of derivative instruments designated as cash flow hedges will be recognized in other comprehensive income until such time as the hedged items are recognized in earnings. The ineffective portion of a derivative's change in fair market value will be immediately recognized in earnings.

       The initial adoption of the provisions of SFAS 133 and the ongoing valuation of the Company's portfolio of derivative instruments are expected to add an element of volatility to the Company's financial position and results of operations. The Company has not completed its review for derivative instruments that may be embedded in other financial instruments and is unable to reliably predict the fair market values of its derivative instruments on future dates. However, based on market quoted values as of October 31, 2000 for the Company's existing portfolio of derivative instruments, management estimates that the effect of adopting SFAS 133 would be a decrease to equity of approximately $126 million. The actual transition adjustment recorded by the Company to adopt the provisions of SFAS 133 may differ substantially from the above amounts as a result of changes in quoted market values, identification of embedded derivatives or other changes in the Company's portfolio of derivative instruments.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $228.6 million and $600.9 million for the three and nine month periods ended September 30, 2000, respectively, compared to $159.9 million and $481.2 million for the same respective periods in 1999. The increase in revenues is reflective of commodity price increases which more than offset decreased production volumes resulting from the 1999 asset dispositions.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three and nine month periods ended September 30, 2000 and 1999:

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

                                             Three Months Ended       Nine Months Ended
                                                September 30,            September 30,
                                           ---------------------    ---------------------
                                              2000        1999         2000        1999
                                           ---------   ---------    ---------   ---------
    Production:
       Oil (MBbls).....................        3,156       3,365        9,359      12,248
       NGLs (MBbls)....................        2,168       2,211        6,371       7,072
       Gas (MMcf)......................       36,047      35,644      103,451     125,070
       Total (MBOE)....................       11,332      11,517       32,972      40,165
    Average daily production:
       Oil (Bbls)......................       34,307      36,576       34,157      44,863
       NGLs (Bbls).....................       23,565      24,031       23,252      25,905
       Gas (Mcf).......................      391,819     387,437      377,558     458,132
       Total (BOE).....................      123,175     125,180      120,335     147,124
    Average reported prices:
       Oil (per Bbl):
         United States.................    $   23.31   $   16.37    $   21.37   $   14.28
         Argentina.....................    $   30.95   $   21.05    $   29.32   $   16.42
         Canada........................    $   28.58   $   17.10    $   27.72   $   12.90
         Worldwide.....................    $   25.48   $   17.20    $   23.52   $   14.38
       NGLs (per Bbl):
         United States.................    $   20.52   $   14.12    $   19.18   $   10.42
         Argentina.....................    $   22.46   $   11.64    $   21.98   $    8.70
         Canada........................    $   25.42   $   12.77    $   22.85   $   10.18
         Worldwide.....................    $   20.73   $   14.02    $   19.37   $   10.38
       Gas (per Mcf):
         United States.................    $    3.65   $    2.39    $    3.06   $    2.11
         Argentina.....................    $    1.28   $    1.11    $    1.21   $    1.11
         Canada........................    $    2.71   $    1.92    $    2.41   $    1.74
         Worldwide.....................    $    2.87   $    2.00    $    2.49   $    1.86

       As is discussed above, oil and gas revenues for the three and nine month periods ended September 30, 2000 were significantly impacted by commodity price increases. As compared to the three months ended September 30, 1999, the average oil price for the three months ended September 30, 2000 increased 48 percent; the average NGL price increased 48 percent; and the average gas price increased 44 percent. As compared to the nine months ended September 30, 1999, the average oil price for the nine months ended September 30, 2000 increased 64 percent; the average NGL price increased 87 percent; and the average gas price increased 34 percent.

       On a BOE basis, production decreased by two percent and 18 percent for the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999. During the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999, production declined on a BOE basis by six percent and 21 percent, respectively, in the United States and by 14 percent and 42 percent, respectively, in Canada, where the Company completed asset dispositions during 1999; while production in Argentina increased by 19 percent and 14 percent in each respective period.

       Fourth quarter 2000 production volumes are expected to average 117,000 to 119,000 BOE per day.

       Hedging Activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps, futures and options) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells,
(ii) support the Company's  annual capital  budgeting and expenditure  plans and
(iii) lock in prices to protect the economics related to certain capital projects. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the Company's hedging activities.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       Interest and other revenue. During the three and nine month periods ended September 30, 2000, the Company recorded interest and other revenue of $5.2 million and $14.1 million, respectively, as compared to $32.4 million and $81.1 million, respectively, during the same periods in 1999. Other revenue during the first nine months of 1999 includes a $30.2 million refund of excise taxes and $41.8 million of option fees received by the Company from a third party. See Note G of Notes to Consolidated Financial Statements included in "Item 1.
Financial Statements" for a discussion of transactions that gave rise to the 1999 option fee revenue.

       Gain (loss) on disposition of assets. During the three and nine month periods ended September 30, 2000, the Company recorded gains on the disposition of assets of $24.2 million and $27.8 million, respectively, as compared to a net gain of $20.9 million and a net loss of $21.3 million during the same periods in 1999. The gains recognized during the three and nine month periods ended September 30, 2000 are primarily comprised of gains of $25.7 million and $34.4 million, respectively, from the sale of 2,000,000 and 3,404,946 shares, respectively, of Prize Energy Corp. ("Prize") common stock ("Prize Common"). During the three and nine month periods ended September 30, 1999, the Company completed the divestiture of certain United States and Canadian oil and gas producing properties, gas plants and other assets for net cash proceeds of $117.2 million and $386.7 million, respectively, and recognized a net gain from the dispositions of $20.9 million and a net loss of $21.3 million, respectively. The net cash proceeds from the 2000 and 1999 asset divestitures were used to reduce outstanding indebtedness.

       See Notes D and H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's 2000 and 1999 asset divestitures and the investment in Prize Common.

       Production costs. During the three and nine month periods ended September 30, 2000, total production costs per BOE averaged $4.39 and $4.12, respectively, representing increases of $1.38 and $1.05 per BOE, respectively, as compared to production costs per BOE during the same periods in 1999. The increases in production costs per BOE during the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999, are primarily comprised of $.98 and $.62 per BOE increases in lease operating expenses, respectively, and $.45 and $.38 per BOE increases in taxes, respectively. During the three and nine month periods ended September 30, 2000, as compared to the same periods of 1999, per BOE workover costs declined by $.05 and increased by $.05, respectively. Per BOE lease operating expenses increased during 2000 primarily as a result of increases in field fuel costs related to higher natural gas prices. The increase in per BOE production taxes during 2000 was caused by increases in oil and gas commodity prices.

                                        Three months ended    Nine months ended
                                            September 30,       September 30,
                                        ------------------    ------------------
                                          2000       1999       2000       1999
                                        -------    -------    -------    -------
                                                       (per BOE)
    Lease operating expense..........   $  3.15    $  2.17    $  2.92    $  2.30
    Taxes:
       Production ...................       .79        .37        .71        .34
       Ad valorem....................       .34        .31        .34        .33
    Workover costs...................       .11        .16        .15        .10
                                         ------     ------     ------     ------

          Total production costs.....   $  4.39    $  3.01    $  4.12    $  3.07
                                         ======     ======     ======     ======

       The Company expects fourth quarter 2000 production costs to average $4.40 to $4.50 per BOE.

       Depletion expense. Depletion expense per BOE increased to $4.65 and $4.56 during the three and nine month periods ended September 30, 2000, respectively, as compared to $4.05 and $4.26 per BOE during the same respective periods in 1999. The increase in depletion expense per BOE during 2000 is primarily associated with the decreases in lower cost basis United States production relative to combined Argentine and Canadian production.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       The Company expects fourth quarter 2000 depletion expense to average $4.55 to $4.75 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs increased to $23.4 million and $64.2 million during the three and nine month periods ended September 30, 2000, respectively, from $11.9 million and $41.6 million during the same periods in 1999. The increases are largely the result of geological and geophysical costs that are supportive of future exploratory drilling; dry hole costs in the United States Gulf Coast area and the Argentine Rio Grand Sur, Aquada Villanueva and Al Norte de la Dorsal area; and Argentine unproved leasehold abandonments associated with exploratory dry holes.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three and nine month periods ended September 30, 2000 and 1999:

                                                     United                            Other
                                                     States    Argentina    Canada    Foreign      Total
                                                    --------   ---------   --------   --------   -----------
                                                                        (in thousands)
     Three months ended September 30, 2000:
       Geological and geophysical costs..........   $  6,368    $  1,842   $    270   $  2,506   $ 10,986
       Exploratory dry holes.....................      7,103       1,518         16        -        8,637
       Leasehold abandonments and other..........      2,240       1,351        217        -        3,808
                                                     -------     -------    -------    -------    -------
                                                    $ 15,711    $  4,711   $    503   $  2,506   $ 23,431
                                                     =======     =======    =======    =======    =======
     Three months ended September 30, 1999:
       Geological and geophysical costs..........   $  6,100    $    301   $    185   $  1,237   $  7,823
       Exploratory dry holes.....................        665       2,063         57       (609)     2,176
       Leasehold abandonments and other..........      1,019          58        814          1      1,892
                                                     -------     -------    -------    -------    -------
                                                    $  7,784    $  2,422   $  1,056   $    629   $ 11,891
                                                     =======     =======    =======    =======    =======
     Nine months ended September 30, 2000:
       Geological and geophysical costs..........   $ 16,858    $  3,712   $    809   $  6,204   $ 27,583
       Exploratory dry holes.....................     10,760       5,698        876        -       17,334
       Leasehold abandonments and other..........      4,389      13,318      1,571          7     19,285
                                                     -------     -------    -------    -------    -------
                                                    $ 32,007    $ 22,728   $  3,256   $  6,211   $ 64,202
                                                     =======     =======    =======    =======    =======
     Nine months ended September 30, 1999:
       Geological and geophysical costs..........   $ 14,250    $  1,406   $    224   $  3,187   $ 19,067
       Exploratory dry holes.....................      8,910       2,523        982       (275)    12,140
       Leasehold abandonments and other..........      3,903       3,379      3,094          9     10,385
                                                     -------     -------    -------    -------    -------
                                                    $ 27,063    $  7,308   $  4,300   $  2,921   $ 41,592
                                                     =======     =======    =======    =======    =======

       The Company expects fourth quarter 2000 exploration and abandonments expense and geological and geophysical costs to be $25 million to $27 million.

       General and administrative expense. General and administrative expense was $6.5 million and $23.3 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $8.8 million and $29.2 million for the same periods in 1999, representing decreases of 26 percent and 20 percent, respectively. On a per BOE basis, general and administrative expense decreased from $.76 and $.73 per BOE during the three and nine month periods ended September 30, 1999, respectively, to $.58 and $.71 per BOE during the three and nine month periods ended September 30, 2000, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       Reorganization expense for the three and nine month periods ended September 30, 1999 totaled $.8 million and $7.8 million, respectively. The Company does not expect to recognize any reorganization charges during 2000.

       The Company expects fourth quarter general and administrative expense to be approximately $8 million.

       Interest expense. Interest expense for the three and nine month periods ended September 30, 2000 was $40.8 million and $122.4 million, respectively, as compared to $41.0 million and $130.4 million for the same periods in 1999. The $.2 million and $8.0 million decreases in interest expense during the three and nine month periods ended September 30, 2000, as compared to the same periods in 1999, are reflective of decreases of $177.9 million and $318.9 million, respectively, in the Company's average debt outstanding due to the application of net cash provided by 2000 operating activities and to 2000 and 1999 net proceeds from asset dispositions, partially offset by basis point increases of 75 and 77, respectively, in the Company's weighted average interest rate on debt. Effective December 1, 2000, the Eurodollar Margin component of the interest rate incurred by the Company on certain of its borrowings under the Credit Agreement will be reset based on the Company's then existing debt ratings and Total Leverage Ratio (see Note C of Notes to Consolidated Financial
Statements included in "Item 1. Financial Statements" for definitions of Eurodollar Margin and Total Leverage Ratio). The Company anticipates that the Eurodollar Margin will be reduced at that time to 125 basis points from the current 162.5 basis point Eurodollar Margin and that borrowings under the Company's Credit Agreement will bear interest at an annual rate substantially equal to the London Interbank Offered Rate ("LIBOR") plus 125 basis points.

       During the three and nine month periods ended September 30, 2000 and 1999, the Company was a party to interest rate swap agreements that hedge a portion of the Company's fixed rate debt. The swap agreements had no impact on interest expense during the three month periods ended September 30, 2000 and 1999. The interest rate swap agreements decreased the Company's interest expense by $.3 million and $.8 million during the nine month periods ended September 30, 2000 and 1999, respectively.

       The Company expects fourth quarter 2000 interest expense to be $38 million to $39 million.

       Other expenses. Other expenses for the three and nine month periods ended September 30, 2000 were $15.5 million and $60.4 million, respectively, compared to $18.0 million and $36.3 million for the same respective periods in 1999. The increase in other costs and expenses is primarily attributable to fluctuations in mark-to-market provisions on financial instruments. Mark-to-market provisions during the three and nine month periods ended September 30, 2000 included increases in the liabilities associated with non-hedge commodity call contracts of $3.1 million and $41.1 million, respectively; increases in the liabilities associated with the Company's BTU swap agreements of $10.1 million and $12.9 million, respectively; and, increases in the liabilities associated with forward foreign currency swap agreements of $.3 million and $1.6 million, respectively. During the three and nine month periods ended September 30, 1999, mark-to-market provisions included charges of nil and $11.9 million, respectively, to recognize declines in the fair market value of the Company's investment in three million shares of a non-affiliated entity, subsequently sold in June 1999; increases in the liabilities associated with non-hedge commodity call contracts of $14.3 million and $22.5 million, respectively; increases in the liabilities associated with the Company's BTU swap agreements of $1.5 million and $2.4 million, respectively; and, an increase and decrease of $.5 million and $5.4 million, respectively, in the liabilities associated with forward foreign currency swap agreements. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information pertaining to the Company's financial instruments that are recorded at fair market value. Investments and non-hedge derivative contracts are marked-to- market at the end of each reporting period as long as the Company maintains ownership in the investment or the non- hedge derivative contract has not been liquidated or matured. The related effects on the Company's future results of operations and comprehensive income (loss) could be significant. During October 2000, the Company terminated its 2001 BTU swap positions at a cost of $6.1 million.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       Income tax provisions (benefits). During the three and nine month periods ended September 30, 2000, the Company recognized income tax benefits of $3.9 million and $5.8 million, respectively, as compared to tax provisions of $.6 million and $.5 million for the three and nine month periods ended September 30, 1999, respectively. The Company's income tax benefits for the three and nine month periods ended September 30, 2000 are associated with the tax attributes of the Company's operations in Argentina. Due to continuing uncertainties regarding the likelihood that certain of the Company's net operating loss carryforwards and other credit carryforwards may expire unused, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that deferred tax assets previously reserved will be used prior to their expiration.

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

       The Company's cash expenditures for additions to oil and gas properties totaled $183.6 million during the first three quarters of 2000. This amount includes $22.7 million for the acquisition of prospects and properties and $160.9 million for development and exploratory drilling. Drilling expenditures in the first three quarters of 2000 included $84.7 million in the United States, $41.3 million in Argentina, $28.3 million in Canada and $6.6 million in other international areas. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first nine months of 2000.

       Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of assets or alternative financing sources as discussed in "Capital resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from asset dispositions. The Company expects that its capital resources will be sufficient to fund its remaining capital commitments in 2000.

       Operating activities. Net cash provided by operating activities was $115.7 million and $285.1 million during the three and nine month periods ended September 30, 2000, respectively, as compared to net cash provided by operating activities of $89.3 million and $186.7 million for the same respective periods in 1999. The increase in net cash provided by operating activities was primarily attributable to increases in commodity prices and Argentine production growth (see "Oil and gas revenues," above).

       Financing activities. The Company had an outstanding balance under its Credit Facility at September 30, 2000 of $277.0 million (including outstanding, undrawn letters of credit of $27.0 million), leaving approximately $298.0 million of unused borrowing capacity immediately available.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations(1)  (continued)

       During the second quarter of 2000, the Company issued $425 million of 9-5/8% Senior Notes and replaced its Prior Credit Facility that was to mature on August 7, 2002, with the $575 million Credit Agreement that has a March 1, 2005 maturity. See Note C to Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the 9-5/8% Senior Notes and the Credit Agreement.

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

       Asset dispositions. During the three and nine months ended September 30, 2000, proceeds from asset dispositions totaled $65.2 million and $93.7 million, respectively, as compared to $117.2 million and $386.7 million for the same respective period in 1999. The primary sources of proceeds from asset dispositions during the three months ended September 30, 2000 were the sale of 2,000,000 shares of Prize Common for $40.6 million and the divestiture of certain United States oil and gas properties for $24.2 million. During the nine months ended September 30, 2000, the sale of 3,404,946 shares of Prize Common for $59.7 million , the divestiture of certain United States oil and gas properties for $24.9 million and the sale of the Company's Midland office building for $4.5 million were the primary sources of the Company's proceeds from asset dispositions. The proceeds from these dispositions were used to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

       Liquidity. At September 30, 2000, the Company had $37.9 million of cash and cash equivalents on hand, compared to $34.8 million at December 31, 1999. The Company's ratio of current assets to current liabilities was .92 to 1 at September 30, 2000 and .93 to 1 at December 31, 1999.

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

       Interest rate sensitivity. On April 7, 2000, the Company announced the sale of $425.0 million of 9-5/8% Senior Notes. Net proceeds of approximately $415.4 million from the sale of the 9-5/8% Senior Notes were used by the Company to reduce borrowings under the Prior Credit Facility that was to mature on August 7, 2002. Also in April 2000, the Company entered into certain interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150.0 million of debt; commenced on April 19, 2000 and will mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the three month LIBOR plus a weighted average margin of 178.2 basis points. As of September 30, 2000, the fair market value of the Company's interest rate swap agreements was an asset of $2.0 million. Effective May 31, 2000, the Company replaced its Prior Credit Facility with the Credit Agreement that matures on March 1, 2005. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for interest rate terms available to the Company under the Credit Agreement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)
              (continued)

       Foreign exchange rate sensitivity. During the nine month period ended September 30, 2000, there were no material changes to the Company's foreign exchange exposures.

       Commodity price sensitivity. During the three and nine month periods ended September 30, 2000, the Company entered into certain crude oil hedge derivatives and terminated other crude oil and natural gas hedge derivatives. The following tables provide information about the Company's crude oil and natural gas derivative financial instruments that the Company was a party to as of September 30, 2000. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in crude oil and natural gas commodity prices.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)
              (continued)

                        Pioneer Natural Resources Company
                           Crude Oil Price Sensitivity
            Derivative Financial Instruments as of September 30, 2000

                                                     2000      2001       2002       2003       2004     Fair Value
                                                  --------   --------   --------   --------   --------   ----------
                                                             (in thousands, except volumes and prices)
Crude Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
     Swap contracts...........................         435      2,696                                    $      51
      Weighted average per Bbl fixed
        price.................................    $  15.76   $  29.74
   Collar contracts (2).......................         977      7,000                                    $ (24,206)
      Weighted average short call per Bbl
        ceiling price.........................    $  23.00   $  23.33
      Weighted average long put per Bbl
        floor price...........................    $  19.00   $  19.29
   Collar contracts with short put............       7,000                                               $  (6,813)
      Weighted average short call per Bbl
        ceiling price.........................    $  20.42
      Weighted average long put per Bbl
        floor price...........................    $  17.29
      Weighted average short put per Bbl
        price below which floor becomes
        variable..............................    $  14.29
Crude Oil Non-Hedge Derivatives (3):
   Daily notional crude oil Bbl volumes
     under optional calls sold (4)............      10,000                                               $ (21,081)
      Weighted average short call per Bbl
        ceiling price.........................    $  20.00
      Average forward NYMEX crude
        oil price per Bbl (5).................    $  32.34
   Daily notional MMBtu volumes under
     swap of NYMEX gas price for 10
     percent of NYMEX WTI price (6)...........      13,036     13,036     13,036     13,036     13,036   $ (24,370)
      Average forward NYMEX gas
        prices (5)............................    $   4.71   $   4.26   $   3.92   $   3.67   $   3.59
      Average forward NYMEX oil
        prices (5)............................    $  32.34   $  29.02   $  25.08   $  22.93   $  21.69

---------------

(1)   See Note F of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(2) The 2001 collar contracts assume that the counterparties will exercise their option to extend the year 2000 collar contracts on 5,000 Bbls per day at strike prices of $20.09 per Bbl for the short call ceiling price and $17.00 per Bbl for the long put floor price.

(3) Since the crude oil non-hedge derivatives are sensitive to changes in both crude oil and natural gas market prices, they are presented in both the Crude Oil Price Sensitivity table and the accompanying Natural Gas Price
      Sensitivity table.

(4)   The   counterparties   to  the  2000  optional  call  contracts  have  the
      contractual  right to elect to call either crude volumes or gas volumes at the indicated prices.  See the "Natural Gas Price  Sensitivity"  table for the  optional  natural  gas  volumes  and  call  prices  available  to the counterparties.

(5)   Average forward NYMEX oil and gas prices are as of October 26, 2000.

(6) The Company terminated its positions for the 2000 and 2001 volumes and has locked in a loss of $6.7 million related to the terminated positions.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)
              (continued)

                        Pioneer Natural Resources Company
                          Natural Gas Price Sensitivity
            Derivative Financial Instruments as of September 30, 2000

                                                    2000       2001       2002       2003       2004     Fair Value
                                                  --------   --------   --------   --------   --------   ----------
                                                             (in thousands, except volumes and prices)
Natural Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts (3).........................                 49,233                                    $ (44,539)
      Weighted average MMBtu fixed
        price.................................               $   2.21
   Collar contracts (4).......................                 54,482                                    $ (35,578)
      Weighted average short call MMBtu
         ceiling price........................               $   2.71
      Weighted average long put MMBtu
         floor price..........................               $   2.09
   Collar contracts with short puts (4).......      55,571                                               $  (6,603)
      Weighted average short call MMBtu
        ceiling price.........................    $   2.61
      Weighted average long put MMBtu
         contingent floor price...............    $   2.02
      Weighted average short put MMBtu
        price below which floor becomes
        variable..............................    $   1.73
Natural Gas Non-hedge Derivatives (5):
   Daily nominal gas MMBtu volumes
     under optional calls sold (6)............     100,000                                               $ (21,081)
      Weighted average short call per
        MMBtu ceiling price...................    $   2.75
      Average forward NYMEX gas
        price per MMBtu (7)...................    $   4.71
   Daily notional MMBtu volumes under
     agreement to swap NYMEX gas
     price for 10 percent of NYMEX
     WTI price (8)............................      13,036     13,036     13,036     13,036     13,036   $ (24,370)
      Average forward NYMEX gas
        prices (7)............................    $   4.71   $   4.26   $   3.92   $   3.67   $   3.59
      Average forward NYMEX oil
        prices (7)............................    $  32.34   $  29.02   $  25.08   $  22.93   $  21.69

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

(3)   During 2000,  the Company  terminated  certain  year 2000 swap  contracts, which were extendible  into 2001 at the  counterparty's  option.  However, when these swaps were terminated, the extension option was not terminated.
      Thus,   both  the  2001  swap  and  collar   contracts   assume  that  the
      counterparties  will exercise  their option to extend the  contracts  from
      2000 to 2001 at the terms indicated above.

(4) The year 2001 collar contracts represent options extendible through 2001 that are expected to be exercised by the Company's counterparties.

(5) Since the natural gas non-hedge derivatives are sensitive to changes in both natural gas and crude oil market prices, they are presented in both the Natural Gas Sensitivity table and the accompanying Crude Oil Price
      Sensitivity table.

(6)   The   counterparties   to  the  2000  optional  call  contracts  have  the
      contractual  right to elect to call either crude volumes or gas volumes at the indicated prices See the "Crude Oil Price  Sensitivity"  table for the optional crude oil volume and call prices available to the counterparties.

(7)   Average forward NYMEX oil and gas prices are as of October 26, 2000.

(8) The Company terminated its positions for the 2000 and 2001 volumes and has locked in a loss of $6.7 million related to the terminated positions.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)
              (continued)

       Other price sensitivity. On December 31, 1999, the Company owned 2,376.923 shares of Prize six percent convertible preferred stock ("Prize Preferred") having a liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair market value of the Prize Preferred was not readily determinable. On February 9, 2000, the common stock of Prize began to publicly trade on the American Stock Exchange. At that time, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior A Preferred"), which was subsequently increased to 4,018,161 shares as a result of associated in-kind dividends. On March 31, 2000, the Company and Prize converted the Company's 4,018,161 shares of Prize Senior A Preferred to 4,018,161 shares of Prize Common and the Company sold to Prize 1,380,446 shares of the Prize Common for $18.6 million. During the three months ended June 30, 2000, the Company sold an additional 24,500 shares of Prize Common for $.5 million. On September 21, 2000, the Company sold 2,000,000 additional shares of Prize Common for $40.6 million. The fair market value of the Company's remaining investment in 613,215 shares of Prize Common was $11.6 million as of September 30, 2000, representing a $7.0 million unrealized gain on the Company's remaining investment in the Prize Common.


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

10.4    -  $575,000,000 Credit  Agreement dated as of  May 31,  2000,  among the
           Company, as the borrower, Bank of America, N.A., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent, the Chase Manhattan Bank, as the Syndicated Agent and certain Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2000).

27.1*      Financial Data Schedule.

---------------

*  filed herewith

Reports on Form 8-K

    During the quarter ended September 30, 2000, the Company did not file any Current Reports on Form 8-K.

                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         PIONEER NATURAL RESOURCES COMPANY





Date:       November 13, 2000        By:     /s/ Timothy L. Dove
                                         -----------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and
                                             Chief Financial Officer


Date:       November 13, 2000        By:     /s/ Rich Dealy
                                         -----------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                             Accounting Officer

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

10.2    -  Form of 9-5/8% Senior Notes D ue April 1, 2010, dated as of
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

10.4    -  $575,000,000  Credit  Agreement  dated as of  May 31, 2000, among the Company, as the borrower, Bank of America, N.A., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent, the Chase Manhattan Bank, as the Syndicated Agent and certain Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2000).

27.1*   -  Financial Data Schedule

---------------


*  filed herewith