Form 10-Q/A
period 2000-09-30
PIONEER NATURAL RESOURCES CO
filed 2000-11-15
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A



         [ x ]     Quarterly report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

         [   ]     Transition report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 for
                  the transition period from _______ to _______

                         Commission File Number 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

                       Delaware                             75-2702753
         ------------------------------------          ---------------------
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)              Identification Number)


1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas      75039
----------------------------------------------------------------    ---------
          (Address of principal executive offices)                  (Zip code)


       Registrant's Telephone Number, including area code : (972) 444-9001


                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

                                Yes [ X ] No [ ]


Number of shares of Common Stock outstanding as of
   October 31, 2000................................................. 98,134,596

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                       AMENDMENT TO REPORT FILED PURSUANT
                                       TO
                SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                        PIONEER NATURAL RESOURCES COMPANY
                        ---------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1


     The registrant hereby amends the cover page of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 to change the number of shares of Common Stock outstanding as of October 31, 2000 to 98,134,596.

                        PIONEER NATURAL RESOURCES COMPANY



                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         PIONEER NATURAL RESOURCES COMPANY






Date:   November 15, 2000            By:     /s/ Rich Dealy
                                         -------------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                                Accounting Officer