Form 10-K405
period 2000-12-31
PIONEER NATURAL RESOURCES CO
filed 2001-02-27
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


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

               Registrant's telephone number, including areacode:
                                 (972) 444-9001

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                  ----------------------
   Common Stock......................................   New York Stock Exchange

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

Aggregate market value of the voting stock held by non-affiliates
  of the Registrant as of February 20, 2001...................   $1,759,169,790

Number of shares of Common Stock outstanding as of
  February 20, 2001...........................................       98,414,096

                      Documents Incorporated by Reference:

(1)   Proxy Statement for Annual Meeting of Shareholders to be held May 17, 2001
      - Referenced in Part III of this report.

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


       Parts I and II of this annual report on Form 10-K (the "Report") contain forward looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business - Competition, Markets and Regulation" and "Item 1. Business - Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of Pioneer Natural Resources Company to achieve the anticipated results described in the forward looking statements.

          Definitions of Oil and Gas Terms and Conventions Used Herein

       Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "Bcf" means one billion cubic feet; "Bcfe" means a billion cubic feet equivalent and is a standard convention used to express oil and gas volumes on a comparable gas equivalent basis; "BOE" means a barrel-of-oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is an energy equivalent measure of natural gas; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of oil, gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions (i.e., prices and costs as of the date the estimate is made), where prices include consideration of changes in existing prices only to the extent that price changes are provided for under existing contractual arrangements, but not escalations based on future conditions; "Standardized Measure" means the after-tax present value of estimated future net revenues of proved reserves, determined in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), using prices and costs in effect at the specified date and a 10 percent discount rate; and "WTI" means West Texas Intermediate and is a benchmark grade of oil.

       Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

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

       The Company's executive offices are located at 1400 Williams Square West, 5205 N. O'Connor Blvd., Irving, Texas 75039; the Company's telephone number is
(972) 444-9001. The Company maintains other offices in Midland, Texas; Buenos Aires, Argentina; Calgary, Canada; and Capetown, South Africa. At December 31, 2000, the Company had 853 employees, 410 of whom were employed in field and plant operations.

Mission and Strategies

       The Company's mission is to provide shareholders with superior investment returns through strategies that maximize Pioneer's long-term profitability and net asset values. The strategies employed to achieve this mission are anchored by the Company's long-lived Spraberry oil field and Hugoton and West Panhandle gas fields' reserves and production. Underlying these fields are approximately 67 percent of the Company's proved oil and gas reserves which have a remaining productive life in excess of 40 years. The stable base of oil and gas production from these fields generates operating cash flows that allow Pioneer the financial flexibility to selectively reinvest capital in these areas to: (a) develop and increase production from existing properties through low-risk development drilling activities, (b) leverage cost management opportunities to achieve operating and technical efficiencies, and (c) pursue strategic acquisitions in the Company's core areas that will complement the Company's existing asset base and provide additional growth opportunities. The Company's financial flexibility also allows it to use portions of its operating cash flows to: (a) selectively expand into new geographic areas that feature producing properties and provide exploration/exploitation opportunities, (b) invest in the personnel and technology necessary to increase the Company's exploration opportunities, and (c) enhance liquidity; allowing the Company to take advantage of future exploration, development and acquisition opportunities. The Company is committed to continuing to enhance shareholder investment returns through adherence to these strategies.

Business Activities

       The Company is an independent oil and gas exploration and development company. Its purpose is to competitively and profitably explore for, develop and produce proved oil, NGL and gas reserves. In so doing, the Company sells homogenous oil, NGL and gas units which, except for geographic and relatively minor qualitative differentials, cannot be significantly differentiated from units offered for sale by the Company's competitors. Competitive advantage is gained in the oil and gas exploration and development industry through superior capital investment decisions, technological innovation and cost management.

       Petroleum Industry. The petroleum industry has been characterized by volatile oil, NGL and gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2000. During 1998, weather patterns, regional economic recessions and political matters combined to cause worldwide oil supplies to exceed demand resulting in a substantial decline in oil prices. Also during 1998, but to a lesser extent, market prices for gas declined. During 1999 and 2000, the Organization of Petroleum Exporting Countries and certain other oil exporting nations announced reductions in their planned export volumes. Those announcements, together with the enactment of the announced reductions in export volumes, had a positive impact on world oil prices, as have overall gas supply and demand fundamentals on North American gas prices. Although the favorable commodity price environment is expected to continue during 2001, the Company will continue its debt reduction, commodity hedging and cost management measures to protect its net asset values from a potential return to a less favorable commodity price environment.

       The Company. The Company's asset base is anchored by the Spraberry oil field located in West Texas, the Hugoton gas field located in Southwest Kansas and the West Panhandle gas field located in the Texas Panhandle. Complementing these areas, the Company has exploration and development opportunities and oil and gas production activities in the United States Gulf Coast area, Gulf of Mexico, Argentina, Canada, South Africa and Gabon. Combined, these assets create a portfolio of resources and opportunities that are well balanced among oil, natural gas liquids and gas; and that are also well balanced between long-lived, dependable production and exploration and development opportunities. Additionally, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset values inherent in its physical assets.

       During 1998, the Company announced plans to sell certain non-strategic oil and gas fields, its intentions to reorganize its operations by combining its six domestic operating regions, and other cost reduction initiatives intended to allow the Company to realize greater operational and administrative efficiencies. Specific cost reduction initiatives included the relocation of most of the Company's administrative services from Midland, Texas to Irving, Texas; the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas and Houston, Texas; the termination of 350 employees; and, further centralization of the Company's organizational structure. The consolidation of administrative services to Irving and the closing of the Corpus Christi, Texas office were completed in 1998. The Company completed the closings of the Houston, Texas and Oklahoma City, Oklahoma offices during 1999 and further centralized certain operational functions in Irving, Texas. As a result of the reorganization initiatives, the Company recognized reorganization charges of $8.5 million and $33.2 million during 1999 and 1998, respectively, and realized reductions in per BOE production costs from $3.56 in 1998 to $3.12 in 1999 and reductions in per BOE administrative costs from $1.16 in 1998 to $.79 in 1999. During 2000, the Company's per BOE production costs increased to $4.34, primarily due to increases in per BOE production taxes and field fuel expenses that are directly related to the increase in oil and gas prices. Per BOE administrative costs continued to decrease to $.76 during 2000.

       During 2000 and 1999, the Company realized $102.7 million and $420.5 million, respectively, of net proceeds from the divestiture of non-core assets ($390.5 million of the 1999 proceeds were cash proceeds). Net cash proceeds associated with the 2000 and 1999 asset divestitures were used to reduce outstanding indebtedness (see "Asset Divestitures" and Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

       The stable operating cash flows generated by the Company's core assets allow the Company to adjust capital spending levels based on anticipated changes in internally-generated cash flows and in support of debt goals without significantly impacting short term production volumes. During 1999, the Company reduced its capital expenditures to $179.7 million and reduced outstanding indebtedness by $429.3 million. During 2000, in a favorable price environment, the Company increased its capital expenditures to $299.7 million and reduced outstanding indebtedness by $167.2 million. The Company's budgeted 2001 capital expenditures are $430 million (see "Drilling Activities" and "Exploratory Activities", below).

       The Company provides administrative, financial and management support to United States and foreign subsidiaries that explore for, develop and produce oil, NGL and gas reserves. Drilling and production operations are principally located domestically in Texas, Kansas, Louisiana and the Gulf of Mexico, and internationally in Argentina, Canada and South Africa.

       Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGL and gas through development drilling, production enhancement activities and acquisitions of producing properties. During 2000, 1999 and 1998, the Company's average daily oil, NGL and gas production decreased primarily as a result of oil and gas property divestitures that were supportive of the Company's debt reduction goals. Production, price and cost information with respect to the Company's properties for each of 2000, 1999 and 1998 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

        Drilling Activities. The Company seeks to increase its oil and gas reserves, production and cash flow through exploratory and development drilling and by conducting other production enhancement activities, such as well recompletions. From the beginning of 1998 through the end of 2000, the Company drilled 1,168 gross (852.8 net) wells, 92 percent of which were successfully completed as productive wells, at a total cost (net to the Company's interest) of $867.6 million. During 2000, the Company drilled 296 gross (213.5 net) wells for a total cost (net to the Company's interest) of approximately $232.5 million, 54 percent of which was spent on development wells and related facilities. The Company's current 2001 capital expenditure budget is $430 million, which represents a spending increase of approximately 26 percent over 2000. The Company has allocated the budgeted 2001 capital expenditures as follows: $315 million to development drilling and facility activities, and $115 million to exploration activities.

       The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's reserves as of December 31, 2000 include proved undeveloped and proved developed non-producing reserves of 87.2 million Bbls of oil and NGLs and 419.6 Bcf of gas. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years.

       Exploratory Activities. Since 1998, the Company has dedicated increasing percentages of its annual exploration and development costs incurred to exploratory projects: 30 percent in 1998, 38 percent in 1999 and 48 percent in 2000. The Company's commitment to exploration has resulted in significant discoveries during this time period, such as the 1998 Sable oil field discovery in South Africa, the 1999 Aconcagua and 2000 Devils Tower discoveries in the deepwater Gulf of Mexico and, during the first quarter of 2001, the Boomslang discovery in South Africa (see "Item 2. Properties - International - Africa" below.) During 2001, the Company plans to spend a higher percentage of its capital on the development of its high-impact, Gulf of Mexico projects, such as the Canyon Express gas project and Devils Tower oil project, and the Sable oil project (see "Item 2. Properties - Description of Properties"). Consequently, the Company currently anticipates that its 2001 exploration efforts will comprise 27 percent of total budgeted 2001 expenditures and will be concentrated domestically in the Gulf of Mexico and the onshore Gulf Coast area, and internationally in Argentina, Canada, Gabon and South Africa. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Drilling Activities" below.

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

       During 2000, 1999 and 1998, the Company's divestitures consisted of the sale of oil and gas properties and other assets for net proceeds of $102.7 million, $420.5 million (of which $390.5 million was cash proceeds) and $21.9 million, respectively, which resulted in a 2000 net divestiture gain of $34.2 million and 1999 and 1998 net divestiture losses of $24.2 million and $445 thousand, respectively. The assets that the Company divested during 2000 were primarily comprised of an investment in a non-affiliated entity and non-core United States oil and gas properties located in Oklahoma, New Mexico and Louisiana. The Company's 1999 divestitures were comprised of non-core United States and Canadian oil and gas properties, gas plants and other assets. United States asset divestitures comprised 86 percent, or $361.2 million, of the total 1999 proceeds from the divestiture of oil and gas properties; and, Canadian asset divestitures comprised 14 percent, or $59.3 million of the 1999 proceeds from the divestiture of oil and gas properties. The net cash proceeds from the 2000 and 1999 asset dispositions were used to reduce the Company's outstanding bank indebtedness and, during 1998, the net cash proceeds from asset dispositions were used to provide funding for a portion of the Company's capital expenditures, including purchases of oil and gas properties in the Company's core areas. See Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures.

       The Company anticipates that it will continue to sell non-strategic properties from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability.

       Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During 2000, the Company expended $67.2 million to acquire proved and unproved oil and gas properties. Strategic acquisitions of proved properties during 2000 included incremental working interests in the United States Gulf of Mexico discovery at Devils Tower and the Canadian Chinchaga field. The Company also acquired an interest in the Camden Hills Gulf of Mexico discovery during 2000. During 1999, the Company acquired Argentine proved and unproved oil and gas properties that complement its existing operations in Argentina. The Company paid $38.8 million of cash for the Argentine assets during the fourth quarter of 1999, of which amount $2.5 million was cash consideration paid for unproved Argentine oil and gas properties.

       The Company regularly evaluates and pursues acquisition opportunities (including opportunities to acquire particular oil and gas properties or related assets; entities owning oil and gas properties or related assets; and, opportunities to engage in mergers, consolidations or other business combinations with such entities) and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analysis, oil and gas reserve analysis, due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent or negotiation of a definitive agreement.

Operations by Geographic Area

       The Company operates in one industry segment. During 2000, 1999 and 1998, the Company principally had oil and gas producing activities in the United States, Argentina and Canada; and, had exploration activities in the United States Gulf Coast area, the Gulf of Mexico, Argentina, Canada, South Africa and Gabon. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for geographic operating segment information, including results of operations and segment assets.

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

       Significant Purchasers. During 2000, the Company's primary purchaser of oil was ExxonMobil Corporation ("ExxonMobil"), the Company's primary purchaser of natural gas liquids was Williams Energy Services ("Williams") and the
Company's primary purchaser of gas was Anadarko Petroleum Corporation ("Anadarko"). Approximately eight percent, 13 percent and six percent of the Company's 2000 combined oil, NGL and gas revenues were attributable to sales to ExxonMobil, Williams and Anadarko, respectively. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

       Hedging Activities. The Company periodically enters into commodity derivative contracts (swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note H of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for a description of the Company's open hedge positions at December 31, 2000 and related prices.

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

       Markets. The Company's ability to produce and market oil and gas profitably depends on numerous factors beyond the Company's control. The effect of these factors cannot be accurately predicted or anticipated. Although the Company cannot predict the occurrence of events that may affect oil and gas prices or the degree to which oil and gas prices will be affected, the prices for any oil or gas that the Company produces will generally approximate current market prices in the geographic region.

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

       Additional proposals and proceedings that might affect the oil and gas industry are considered from time to time by Congress, the Federal Energy
Regulatory Commission, state regulatory bodies, the courts and foreign governments. The Company cannot predict when or if any such proposals might become effective or their effect, if any, on the Company's operations.

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

       The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

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

       Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention control plans, countermeasure plans, and facility response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Prevention Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. OPA requires responsible parties to establish and maintain evidence of financial responsibility to cover removal costs and damages resulting from an oil spill. OPA calls for a financial responsibility of $35 million to cover pollution cleanup for offshore facilities. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. The Company does not believe that the OPA, CWA or related state laws are any more burdensome to it than they are to other similarly situated oil and gas companies.

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

       Commodity Prices. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on prices of oil and gas, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A resumption of the significant downward trend in oil and gas prices experienced in 1998, as compared to 2000 and 1999, would have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and an increase in the Company's deferred tax asset valuation allowance.

          Drilling Activities. Drilling involves numerous risks, including the risk that no commercially productive gas or oil reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. Because of the percentage of the Company's capital budget devoted to exploratory projects, it is likely that the Company will continue to experience exploration and abandonment expense.

       Unproved Properties. At December 31, 2000 and 1999, the Company carried unproved property costs of $229.2 million and $257.6 million, respectively. United States generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non-cash charges in the earnings of future periods. During 1999 and 1998, the Company recognized non-cash impairment provisions of $17.9 million and $147.3 million, respectively, to reduce the carrying value of its unproved properties (see Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

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

       Operation of Natural Gas Processing Plants. As of December 31, 2000, the Company owns interests in nine natural gas processing plants and four treating facilities. The Company operates six of the plants and all four treating facilities. There are significant risks associated with the operation of natural gas processing plants. Gas and natural gas liquids are volatile and explosive and may include carcinogens. Damage to or misoperation of a natural gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

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

       Debt Restrictions and Availability. The Company is a borrower under fixed term senior notes and a line of credit. The terms of the Company's borrowings under the senior notes and the line of credit specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices, interest rates and competition for available debt financing. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt and the terms associated therewith.

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

       International Operations. At December 31, 2000, approximately 22 percent of the Company's proved reserves of oil, NGLs and gas were located outside the United States (17 percent in Argentina, four percent in Canada and one percent in South Africa). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries) and changes in the value of the United States dollar versus the local currency in which oil and gas are sold. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's consolidated revenues and expenses (as expressed in United States dollars).

       Estimates of Reserves and Future Net Revenues. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this Report are based on various assumptions, which may ultimately prove to be inaccurate. Therefore, such estimates should not be construed as accurate estimates of the current market value of the Company's proved reserves.

ITEM 2.     PROPERTIES

       The information included in this Report about the Company's oil, NGL and gas reserves at December 31, 2000, including Standardized Measure, is based on proved reserves as determined by the Company's engineers.

       Numerous uncertainties exist in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. This Report contains estimates of the Company's proved oil and gas reserves and the related future net revenues, which are based on various assumptions, including those prescribed by the SEC. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses, geologic success and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and related Standardized Measure of proved reserves set forth in this Report. In addition, the Company's reserves may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future development, prevailing oil and gas prices and other factors. Therefore, estimates of the Standardized Measure of proved reserves should not be construed as accurate estimates of the current market value of the Company's proved reserves.

       Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. It requires the use of oil and gas prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas because of seasonal price fluctuations or other varying market conditions. Standardized Measures as of any date are not necessarily indicative of future results of operations. Accordingly, estimates included herein of future net revenues may be materially different from the net revenues that are ultimately received.

       The Company did not provide estimates of total proved oil and gas reserves during 2000 to any federal authority or agency, other than the SEC.

Proved Reserves

       The Company's proved reserves totaled 628.2 million BOE at December 31, 2000, 605.5 million BOE at December 31, 1999 and 676.8 million BOE at December 31, 1998, representing $5.6 billion, $2.9 billion and $1.6 billion, respectively, of Standardized Measure. The four percent increase in proved reserves in 2000 was primarily attributable to the Company's successful capital investments, while the 93 percent increase in Standardized Measure during 2000 was primarily due to increases in commodity prices. The divestiture of oil and gas properties, partially offset by upward revisions of reserve quantities as a result of increases in commodity prices, was the primary reason for the decrease in reserves during 1999.

       On a BOE basis, 77 percent of the Company's total proved reserves at December 31, 2000 are proved developed reserves. Based on reserve information as of December 31, 2000, and using the Company's reserve report production information for 2001, the reserve-to-production ratio associated with the Company's proved reserves is 14 years on a BOE basis. The following table provides information regarding the Company's proved reserves and average daily production by geographic area as of and for the year ended December 31, 2000.

            PROVED OIL AND GAS RESERVES AND AVERAGE DAILY PRODUCTION
                                                                                  2000 Average
                        Proved Reserves as of December 31, 2000                 Daily Production (a)
                   ---------------------------------------------------   --------------------------------
                      Oil        Natural                 Standardized     Oil        Natural
                    & NGLs         Gas                      Measure      & NGLs        Gas
                    (MBbls)      (MMcf)        MBOE          (000)       (Bbls)       (Mcf)        BOE
                   ---------    ---------    --------    ------------    -------    ---------    --------

United States....    266,802    1,354,327     492,523    $ 4,716,455      46,099      229,316      84,318
Argentina........     35,843      408,282     103,890        507,362       9,374       97,526      25,628
Canada...........      4,066      132,919      26,219        414,535       1,670       44,315       9,056
South Africa.....      5,552          -         5,552          7,150         -            -           -
                   ---------    ---------    --------     ----------     -------    ---------    --------
Total............    312,263    1,895,528     628,184    $ 5,645,502      57,143      371,157     119,002
                   =========    =========    ========     ==========     =======    =========    ========
----------------
(a)  The 2000 average daily  production  is calculated  using a 366-day year and without making pro forma adjustments for any acquisitions,  divestitures or drilling activity that occurred during the year.


Reserve Replacement

       During 2000, the Company's proved reserves increased by 22.7 MMBOE as compared to a decline of 71.4 MMBOE during 1999. The Company's additions to proved reserves during 2000 were comprised of 27.5 MMBOE of upward revisions to previous estimates, 38.0 MMBOE of new discoveries and extensions and 7.4 MMBOE of asset purchases. Proved reserves declined by 50.1 MMBOE during 2000 due to current year production of 43.6 MMBOE and asset divestitures of 6.6 MMBOE. The positive revisions of 2000 were split between changes in estimates of future quantities available for production and changes in estimates of future quantities from improved commodity prices. The Company added 91.1 MMBOE of proved reserves during 1999 from revisions of previous estimates of 74.4 MMBOE, purchases of minerals-in-place of 7.3 MMBOE and new discoveries and extensions of 9.4 MMBOE. Proved reserve reductions during 1999 were comprised of 111.4 MMBOE from asset divestitures and 51.1 MMBOE of 1999 production. The positive impact of revisions in 1999 primarily resulted from improved commodity prices as compared to December 31, 1998 prices. The downward revisions in 1998 relate primarily to the lower commodity prices as of December 31, 1998, as compared to December 31, 1997. The Company's reserves as of December 31, 2000 were estimated using the WTI Cushing, Oklahoma spot oil price of $26.69 per Bbl and the Henry Hub, Louisiana gas spot price of $9.95 per Mcf, resulting in average realized prices of $25.71 per Bbl of oil, $16.74 per Bbl of NGLs and $7.50 per Mcf of gas after normal quality, gathering and transportation adjustments. The Company's reserves as of December 31, 1999 were estimated using the WTI Cushing, Oklahoma spot oil price of $25.60 per Bbl and the Henry Hub, Louisiana gas spot price of $2.33 per Mcf, resulting in average realized prices of $24.33 per Bbl of oil, $17.59 per Bbl of NGLs and $1.83 per Mcf of gas after normal quality, gathering and transportation adjustments. As prices increase or decrease in future periods, reserves will be revised upward or downward for quantities which become economical or uneconomical to produce under the new price assumptions.

       During 2000, the Company replaced 167 percent of its annual production on a BOE basis (196 percent for oil and NGLs and 140 percent for gas). During 1999, the Company replaced 178 percent of its annual production on a BOE basis (262 percent for oil and NGLs and 99 percent for gas). The Company's 2000 and 1999 reserve replacement were primarily impacted by the increase in commodity prices. On a BOE basis, the Company's 1998 reserve replacement rate was negative due to severe declines in commodity prices which resulted in downward reserve revisions.

Finding Cost

       The Company's acquisition and finding costs per BOE for 2000 and 1999 were $4.66 and $2.21 per BOE, respectively. During 1998, the Company's acquisition and finding costs were negative. The negative rate in 1998 was a result of downward reserve revisions related to the decline in commodity prices during 1998. The average acquisition and finding cost for the three-year period from 1998 to 2000 was $6.94 per BOE, representing a 17 percent decline from the 1999 three-year average rate of $8.36.

Description of Properties

       As of December 31, 2000, the Company has operations in the United States, Argentina and Canada, and exploration opportunities in South Africa and Gabon.

       Domestic. The Company's domestic operations are located in the Permian Basin, Mid Continent and Gulf Coast areas of the United States. Approximately 86 percent of the Company's domestic proved reserves are located in the Spraberry, Hugoton and West Panhandle fields. These mature fields generate substantial operating cash flow and have a portfolio of low risk infill drilling opportunities. The cash flows generated from these fields provide funding for the Company's other development and exploration activities both domestically and internationally. During 2000, the Company expended $119.9 million in domestic exploration and development drilling activities. The Company has budgeted approximately $260 million for domestic exploration and development drilling expenditures for 2001.

       Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average Btu content of 1,400 Btu per Mcf. The oil and gas are produced from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. The center of the Spraberry field was unitized in the late 1950's and early 1960's by the major oil companies; however, until the late 1980's there was very limited development activity in the field. Since 1989, the Company has focused on acquisition and development drilling activities in the unitized portion of the Spraberry field due to the dormant condition of the properties and the high net revenue interests available. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the hundreds of undeveloped infill drilling locations and the ability to reduce operating expenses through economies of scale.

       During 2000, the Company placed 86 Spraberry wells on production, drilled one developmental dry hole and, at December 31, 2000, had 40 wells in progress. The Company plans to drill approximately 140 additional wells in 2001.

       Hugoton field. The Hugoton field in Southwest Kansas is one of the largest producing gas fields in the continental United States. The gas is produced from the Chase and Council Grove formations at depths ranging from 2,700 feet to 3,000 feet. The Company's Hugoton properties represent approximately 13 percent of the proved reserves in the field and are located on approximately 257,000 gross acres (237,000 net acres), covering approximately 400 square miles. The Company has working interests in approximately 1,200 wells in the Hugoton field, 985 of which it operates, and partial royalty interests in approximately 500 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and associated NGLs.

       Production in the Hugoton field is subject to allowables set by state regulators, but the Company's Hugoton operated wells are capable of producing approximately 150 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties). The Company estimates that it and other major producers in the Hugoton field produced at or near capacity in 2000. During 2000, the Company completed two development wells in the Hugoton field. The Company plans to drill approximately 25 Hugoton development wells in 2001.

       The Company is planning to submit an application to the Kansas Corporation Commission to allow infill drilling into the Council Grove
Formation. The Company believes that such infill drilling could increase production from its Hugoton properties. There can be no assurance that the application will be filed or approved, or as to the timing of such approval if granted.

       West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas in the West Panhandle field has an average Btu content of 1,300 Btu per Mcf and is produced from approximately 600 wells on more than 241,000 gross (185,000 net) acres covering over 375 square miles. The Company's wellhead gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from many other gas fields. The Company operates the wells and production equipment and Colorado Interstate Gas Company (a subsidiary of El Paso Energy Corp.) owns and operates the gathering system. The production from the West Panhandle field is processed through the Company-owned Fain natural gas processing plant.

       During 2000, the Company placed 51 new wells on production and has three additional wells in progress at December 31, 2000. The Company plans to drill approximately 59 wells in 2001.

       Other  domestic  properties.  In the Gulf of Mexico and Gulf Coast areas, the Company is focused on reserve and production growth through a balanced portfolio of development and exploration activities. To accomplish this, the Company has devoted most of its domestic exploration efforts to these areas, as well as its investment in and utilization of 3-D seismic technology. During
2000, the Company expended $82.9 million to drill 17 development and 13 exploratory wells in the Gulf of Mexico and Gulf Coast areas. The Company's development of the Canyon Express gas project in the deepwater Gulf of Mexico is progressing as planned, with first production anticipated in mid-2002. The Company also expects to begin development of its deepwater Gulf of Mexico Devils Tower project during 2001, with first oil production expected in late 2002 or early 2003. The Company has budgeted approximately $66 million of 2001 development capital for the Canyon Express and Devils Tower projects. Also in the Gulf of Mexico, the Company-operated well at Eugene Island 208 was successfully completed with multiple oil and gas pays and tested at a combined gross rate of production of 1,250 barrels of oil per day and 950 Mcf per day. The Company has a 75 percent working interest in Eugene Island 208. During 2000, the Company also announced the completion of the High Island Block 582 A#4 well, which encountered over 230 feet of pay. The Company has a 5.5 percent working interest in the High Island Block 582 A #4 well, which was drilled to a total depth of 15,147 feet.

       In the East  Texas  Bossier  gas  play,  the  Company  expects  to invest approximately $37 million of 2001 capital to drill 25 operated and 12 non-operated wells. Additionally, in the South Texas Gulf Coast area, the Company's exploitation efforts in the Pawnee field have increased production from the field by over 135 percent since December 1999, to approximately 26 MMcf per day in December 2000. Utilizing advanced 3-D seismic modeling in this Edwards Reef play, the Company has completed eight horizontal reentries and four new horizontal wells. Five new wells and two horizontal reentries are scheduled for 2001 in the Edwards Reef. The Company is also expanding its Edwards Reef development program to include surrounding fields that could add a significant number of new locations.

       International. The Company's international operations are located in the Neuquen Basin and Tierra del Fuego areas of Argentina and the Chinchaga, Martin Creek and Rycroft/Spirit River areas of Canada. Additionally, the Company has entered into agreements to explore for oil and gas reserves in South Africa and Gabon. Approximately 17 percent, four percent and one percent of the Company's proved reserves are located in Argentina, Canada and South Africa, respectively.

       Argentina. The Company's Argentine properties are primarily located in the Neuquen and Austral basins. The Company's share of Argentine production during 2000 averaged 25.6 MBOE per day, or approximately 22 percent of the Company's equivalent production.

       The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of Buenos Aires and just to the east of the Andes Mountains. Oil and gas are produced primarily from the Loma Negra/NI Block, the Dadin Block, the Al Norte de la Dorsal Block, the Neuquen del Medio Block, the Al Sur de la Dorsal Block and the Estacion Fernandez Oro Block in which the Company has 100 percent working interests. The Company acquired its working interests in the Al Sur de la Dorsal Block and the Estacion Fernandez Oro Block during 1999.

       The production concession in the Austral basin is located in Tierra del Fuego, which is an island in the extreme southern portion of Argentina, approximately 1,500 miles south of Buenos Aires. Oil, gas and NGLs are produced from six separate fields in which the Company has a 35 percent working interest. Production increases are anticipated from the area through exploitation and exploration and improving the oil and gas processing facilities and infrastructure on the island. Currently, production is being sent to the mainland through oil tankers and gas pipelines and exported to Chile through pipelines.

       During 2000, the Company expended $62.8 million on Argentine exploration and development activities and drilled 30 development wells and 54 exploratory wells in Argentina, of which 28 development wells and 38 exploratory wells were successful. The Company plans to spend approximately $87 million on oil and gas development and exploration opportunities in Argentina during 2001.

       Canada. The Company's Canadian producing properties are located primarily in Alberta and British Columbia, Canada. Production during 2000 averaged 9.1 MBOE per day, or approximately eight percent of the Company's equivalent production. The Company continues to focus its development, exploration and acquisition activities in the core areas of northeast British Columbia and northwest Alberta. The core Canadian assets are geographically concentrated, predominantly shallow gas and more than 90 percent operated by the Company in the following areas: Chinchaga, Martin Creek and Rycroft/Spirit River.

       Production from the Chinchaga areas is relatively dry gas from formation depths averaging 3,400 feet. In the Martin Creek area, production is relatively dry gas from various reservoirs ranging from 3,700 feet to 4,300 feet. The Rycroft/Spirit River area produces primarily oil and consists of four unitized waterfloods producing from reservoir depths ranging from 4,400 feet to 5,000 feet.

       During 2000, the Company expended $34.1 million on Canadian exploration and development activities and drilled 21 development wells and 14 exploratory wells primarily in the Chinchaga and Martin Creek areas, of which 17 development wells and 12 exploratory wells were successful. Effective October 1, 2000, the Company increased its interest to 100 percent in its Chinchaga gas field in northeast British Columbia by acquiring the remaining 13 percent working interest. The Company added production of 475 BOE per day from this acquisition and plans to drill as many as 70 extension and infill drilling locations over the next three years. The Company, as operator, plans to drill approximately 19 development wells and 26 exploratory wells in Canada during 2001. The Company expects to participate in an additional seven wells operated by other companies in the same areas. The Company plans to spend $35 million on oil and gas development and exploration opportunities in Canada during 2001.

       Africa. The Company has entered into agreements to explore in South Africa and Gabon. The South African agreements cover over 13 million acres along the southern coast of South Africa, generally in water depths less than 650 feet. During 2000, the Company expended $15.7 million of exploration drilling and seismic capital in South Africa and Gabon. The Company drilled three exploratory wells in South Africa during 2000, of which one was unsuccessful and two were in progress as of December 31, 2000. During 1999, the Company performed and analyzed seismic studies necessary for the analysis, ranking and timing of prospects in South Africa and Gabon. During 1998, five wells were drilled by the Company in South Africa, of which two discovered reserves.

       During January 2001, the Company announced a discovery on the E-DQ1 "Boomslang" prospect, encountering over 100 feet of net pay, consisting of an oil leg under a gas column at a depth of 6,600 feet. The Company's test of a portion of the oil leg interval flowed at rates up to 3,120 Bbls of oil per day and 2.6 MMcf of gas per day over a 48-hour period. The Company is also testing the overlying gas column which, over a five day period, was flowing at a constant rate of approximately 24 MMcf per day and 300 Bbls of condensate per day. An appraisal well is also planned on the Boomslang prospect during 2001. The Company has budgeted capital to begin development of the Sable oil field in South Africa during 2001 with first production expected in late 2002 or early 2003. In Gabon, the Company plans to spud an exploratory well on its Olowi Block during the second quarter of 2001. During 2001, the Company plans to spend approximately $28 million on exploration and development opportunities in South Africa and Gabon.

Selected Oil and Gas Information

       The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2000, 1999 and 1998. Because of normal production declines, increased or decreased drilling activities and the effects of past and future acquisitions or divestitures, the historical information presented below should not be interpreted as indicative of future results.

       Production,   Price  and  Cost  Data.  The  following  table  sets  forth production, price and cost data with respect to the Company's properties for the years ended December 31, 2000, 1999 and 1998.

                       PRODUCTION, PRICE AND COST DATA (a)

                                                                   Year Ended December 31,
                                      2000                                  1999                                 1998
                     ------------------------------------  ------------------------------------  -----------------------------------
                      United                                United                                United
                      States  Argentina  Canada    Total    States  Argentina  Canada    Total    States  Argentina  Canada   Total
                     -------  ---------  ------  --------  -------  ---------  -------  -------  -------  ---------  ------  -------
Production information:
 Annual production:
  Oil (MBbls).......   8,989     3,238      308    12,535   11,448     2,352     1,654   15,454   15,167     3,072    3,315   21,554
  NGLs (MBbls)......   7,883       193      303     8,379    8,714       217       306    9,237   10,160       228      281   10,669
  Gas (MMcf)........  83,930    35,695   16,219   135,844  106,094    34,477    17,886  158,457  137,741    26,801   19,371  183,913
  Total (MBOE)......  30,861     9,380    3,314    43,555   37,845     8,315     4,941   51,101   48,284     7,767    6,824   62,875
 Average daily production:
  Oil (Bbls)........  24,561     8,847      841    34,249   31,366     6,443     4,530   42,339   41,555     8,415    9,082   59,052
  NGLs (Bbls).......  21,538       527      829    22,894   23,875       594       839   25,308   27,835       626      770   29,231
  Gas (Mcf)......... 229,316    97,526   44,315   371,157  290,670    94,457    49,003  434,130  377,373    73,427   53,072  503,872
  Total (BOE).......  84,318    25,628    9,056   119,002  103,686    22,780    13,536  140,002  132,285    21,279   18,697  172,261
Average prices:
  Oil (per Bbl)..... $ 22.07   $ 29.09   $27.50   $ 24.01  $ 15.03    $18.41   $ 13.28  $ 15.36  $ 13.96    $11.00   $10.96  $ 13.08
  NGLs (per Bbl).... $ 20.05   $ 22.91   $24.32   $ 20.27  $ 11.61    $11.30   $ 12.62  $ 11.64  $  8.86    $ 9.83   $ 9.54  $  8.90
  Gas (per Mcf)..... $  3.50   $  1.19   $ 2.88   $  2.81  $  2.17    $ 1.10   $  1.82  $  1.90  $  2.01    $ 1.09   $ 1.45  $  1.82
  Revenue (per BOE). $ 21.04   $ 15.03   $18.85   $ 19.58  $ 13.28    $10.07   $ 11.81  $ 12.62  $ 11.99    $ 8.40   $ 9.83  $ 11.32
Average costs:
 Production costs
 (per BOE):
  Lease operating... $  2.45   $  2.30   $ 2.53   $  2.42  $  2.02    $ 2.04   $  3.02  $  2.11  $  2.31    $ 2.57   $ 3.56  $  2.47
  Taxes:
    Production......     .99       .30      -         .77      .49       .16       -        .39      .50       .15      -        .40
    Ad valorem......     .41       -        -         .29      .41       -         -        .31      .50       -        -        .39
  Field fuel........    1.01       -        -         .71      .28       -         -        .21      .23       -        -        .18
  Workover..........     .17       -        .42       .15      .09       -         .34      .10      .14       -        .10      .12
                      ------    ------    -----    ------   ------     -----    ------   ------   ------     -----    -----   ------
     Total.......... $  5.03   $  2.60   $ 2.95   $  4.34  $  3.29    $ 2.20   $  3.36  $  3.12  $  3.68    $ 2.72   $ 3.66  $  3.56
 Depletion expense
   (per BOE)........ $  3.95   $  5.56   $ 7.58   $  4.57  $  4.06    $ 4.68   $  5.18  $  4.27  $  4.96    $ 5.42   $ 5.95  $  5.13
---------------
(a)  These amounts  represent the Company's  historical  results from operations without making pro forma adjustments for any acquisitions,  divestitures or drilling activity that occurred during the respective years.

       Productive Wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2000, 1999 and 1998.

                              PRODUCTIVE WELLS (a)

                                     Gross Productive Wells      Net Productive Wells
                                    ------------------------   ------------------------
                                      Oil      Gas    Total      Oil      Gas    Total
                                    ------   ------   ------   ------   ------   ------
Year ended December 31, 2000:
   United States..................   3,411      191    3,602    2,047      115    2,162
   Argentina......................     575      211      786      434      154      588
   Canada.........................      95      234      329       45      175      220
                                    ------   ------   ------   ------   ------   ------
      Total.......................   4,081      636    4,717    2,526      444    2,970
                                    ======   ======   ======   ======   ======   ======
Year ended December 31, 1999:
   United States..................   3,835    2,244    6,079    2,558    1,736    4,294
   Argentina......................     514      199      713      376      142      518
   Canada.........................     157      196      353       66      135      201
                                    ------   ------   ------   ------   ------   ------
      Total.......................   4,506    2,639    7,145    3,000    2,013    5,013
                                    ======   ======   ======   ======   ======   ======
Year ended December 31, 1998:
   United States..................   6,280    4,130   10,410    3,578    2,443    6,021
   Argentina......................     443      158      601      298      103      401
   Canada.........................   1,719      454    2,173      715      241      956
                                    ------   ------   ------   ------   ------   ------
      Total.......................   8,442    4,742   13,184    4,591    2,787    7,378
                                    ======   ======   ======   ======   ======   ======
---------------
(a)  Productive   wells  consist  of  producing   wells  and  wells  capable  of
     production,  including  shut-in wells.  One or more completions in the same well bore are  counted as one well.  Any well in which one of the  multiple completions  is an oil  completion  is  classified  as an oil  well.  As of
     December  31, 2000,  the Company  owned  interests  in 65 wells  containing multiple completions.

       Leasehold Acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2000.

                                LEASEHOLD ACREAGE

                                      Developed Acreage        Undeveloped Acreage
                                   -----------------------   ------------------------   Royalty
                                   Gross Acres   Net Acres   Gross Acres   Net Acres    Acreage
                                   -----------   ---------   -----------   ----------   --------
Year ended December 31, 2000:
  United States..................     972,248      586,819       448,039      285,203    259,578
  Argentina......................     670,000      272,000       860,000      655,000        -
  Canada.........................     156,000      104,000       680,000      568,000        -
  South Africa and Gabon.........         -            -      13,813,937   13,513,937        -
                                   ----------    ---------   -----------   ----------   --------
     Total.......................   1,798,248      962,819    15,801,976   15,022,140    259,578
                                   ==========    =========   ===========   ==========   ========

       Drilling Activities. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled and completed during the years ended December 31, 2000, 1999 and 1998. This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry wells.

                               DRILLING ACTIVITIES

                                         Gross Wells                  Net Wells
                                   ------------------------    ------------------------
                                    Year Ended December 31,     Year Ended December 31,
                                   ------------------------    ------------------------
                                    2000     1999     1998      2000     1999     1998
                                   ------   ------   ------    ------   ------   ------
United States:
  Productive wells:
    Development.................     159      199      385      91.3    131.3    285.9
    Exploratory.................      11        7       18       4.7      4.6     13.4
  Dry holes:
    Development.................       3        1       13       1.9       .8      8.8
    Exploratory.................       3        7        5       1.6      2.7      3.0
                                   -----    -----    -----     -----    -----    -----
                                     176      214      421      99.5    139.4    311.1
                                   -----    -----    -----     -----    -----    -----
Argentina:
  Productive wells:
    Development.................      28       19       41      26.7     16.6     39.1
    Exploratory.................      38       25       11      37.6     24.1     10.6
  Dry holes:
    Development.................       2        3        5       2.0      3.0      5.0
    Exploratory.................      16        8       11      14.5      6.5      9.7
                                   -----    -----    -----     -----    -----    -----
                                      84       55       68      80.8     50.2     64.4
                                   -----    -----    -----     -----    -----    -----
Canada:
  Productive wells:
    Development.................      17       34       54      17.9     18.8     37.1
    Exploratory.................      12      -         10       9.9      -        7.2
  Dry holes:
    Development.................       4      -          6       2.5      -        5.4
    Exploratory.................       2        1        4       1.9       .3      3.0
                                   -----    -----    -----     -----    -----    -----
                                      35       35       74      32.2     19.1     52.7
                                   -----    -----    -----     -----    -----    -----
Other foreign:
  Productive wells:
    Development.................     -        -        -         -        -        -
    Exploratory.................     -        -          2       -        -         .7
  Dry holes:
    Development.................     -        -        -         -        -        -
    Exploratory.................       1      -          3       1.0      -        1.7
                                   -----    -----    -----     -----    -----    -----
                                       1      -          5       1.0      -        2.4
                                   -----    -----    -----     -----    -----    -----
    Total.......................     296      304      568     213.5    208.7    430.6
                                   =====    =====    =====     =====    =====    =====
Success ratio (a)...............     90%      93%      92%       88%      94%      92%

---------------
(a) Represents those wells that were successfully completed as productive wells.

       The following table sets forth information about the Company's wells that were in progress at December 31, 2000.
                                                       Gross Wells   Net Wells
                                                       -----------   ---------
United States:
  Development.........................................       48          18.4
  Exploratory.........................................        9           5.9
                                                          -----        ------
                                                             57          24.3
                                                          -----        ------
Argentina:
  Development.........................................        1           1.0
  Exploratory.........................................        1           1.0
                                                          -----        ------
                                                              2           2.0
                                                          -----        ------
Canada:
  Development.........................................        3           2.3
  Exploratory.........................................        5           3.2
                                                          -----        ------
                                                              8           5.5
                                                          -----        ------
South Africa:
  Development.........................................      -             -
  Exploratory.........................................        2           1.4
                                                          -----        ------
                                                              2           1.4
                                                          -----        ------
     Total............................................       69          33.2
                                                          =====        ======

                                       18

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

       The Company's common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange under the symbol "PXD". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the New York Stock Exchange composite transactions. The Company's $575 million credit agreement restricts the Company from paying or declaring dividends on common stock and certain other payments in excess of an aggregate $50 million annually. The Company's Board of Directors did not declare dividends to the holders of the Company's common stock during 1999 or 2000.

                                                 High           Low
                                               --------       --------

2000
   Fourth quarter...........................   $20 5/8        $12 7/16
   Third quarter............................   $16 1/16       $10 5/8
   Second quarter...........................   $15 5/8        $ 9
   First quarter............................   $10 3/4        $ 6 3/4
1999
   Fourth quarter...........................   $11 1/2        $ 7  5/8
   Third quarter............................   $12 13/16      $ 9  3/8
   Second quarter...........................   $13 3/16       $ 7 1/16
   First quarter............................   $ 9 3/4        $ 5

       On February 20, 2001, the last reported sales price of the Company's common stock, as reported in the New York Stock Exchange composite transactions, was $17.97 per share.

       As of February 20, 2001, the Company's common stock was held by approximately 23,605 holders of record.

ITEM 6.     SELECTED FINANCIAL DATA

       The following selected consolidated financial data for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                 Year Ended December 31,
                                                 -----------------------------------------------------
                                                   2000       1999       1998      1997 (a)     1996
                                                 --------   --------   --------   ---------   --------
                                                         (in millions, except per share data)
Statement of Operations Data:
  Revenues:
    Oil and gas................................  $  852.7   $  644.6   $  711.5   $   536.8   $  396.9
    Natural gas processing.....................       -          -          -           -         23.8
    Interest and other (b).....................      25.8       89.7       10.4         4.3       17.5
    Gain (loss) on disposition of assets, net..      34.2      (24.2)       (.4)        4.9       97.1
                                                  -------    -------    -------    --------    -------
                                                    912.7      710.1      721.5       546.0      535.3
                                                  -------    -------    -------    --------    -------
  Costs and expenses:
    Oil and gas production.....................     189.3      159.5      223.5       144.2      110.3
    Natural gas processing.....................       -          -          -           -         12.5
    Depletion, depreciation and amortization...     214.9      236.1      337.3       212.4      112.1
    Impairment of properties and facilities....       -         17.9      459.5     1,356.4        -
    Exploration and abandonments...............      87.5       66.0      121.9        77.2       23.0
    General and administrative.................      33.3       40.2       73.0        48.8       28.4
    Reorganization.............................       -          8.5       33.2         -          -
    Interest...................................     162.0      170.3      164.3        77.5       46.2
    Other (c)..................................      67.2       34.7       39.6         7.1        2.5
                                                  -------    -------    -------    --------    -------
                                                    754.2      733.2    1,452.3     1,923.6      335.0
                                                  -------    -------    -------    --------    -------
  Income (loss) before income taxes and
    extraordinary item.........................     158.5      (23.1)    (730.8)   (1,377.6)     200.3
  Income tax benefit (provision)...............       6.0         .6      (15.6)      500.3      (60.1)
                                                  -------    -------    -------    --------    -------
  Income (loss) before extraordinary item......     164.5      (22.5)    (746.4)     (877.3)     140.2
  Extraordinary item...........................     (12.3)       -          -         (13.4)       -
                                                  -------    -------    -------    --------    -------
  Net income (loss)............................  $  152.2   $  (22.5)  $ (746.4)  $  (890.7)  $  140.2
                                                  =======    =======    =======    ========    =======
  Income (loss) before extraordinary item
   per share:
    Basic......................................  $   1.65   $   (.22)  $  (7.46)  $  (16.88)  $   3.95
                                                  =======    =======    =======    ========    =======
    Diluted....................................  $   1.65   $   (.22)  $  (7.46)  $  (16.88)  $   3.47
                                                  =======    =======    =======    ========    =======
  Net income (loss) per share:
    Basic......................................  $   1.53   $   (.22)  $  (7.46)  $  (17.14)  $   3.95
                                                  =======    =======    =======    ========    =======
    Diluted....................................  $   1.53   $   (.22)  $  (7.46)  $  (17.14)  $   3.47
                                                  =======    =======    =======    ========    =======
  Dividends per share .........................  $    -     $    -     $    .10   $     .10   $    .10
                                                  =======    =======    =======    ========    =======
  Weighted average basic shares outstanding....      99.4      100.3      100.1        52.0       35.5

Statement of Cash Flows Data:
  Cash flows from operating activities.........  $  430.1   $  255.2   $  314.1   $   228.2   $  230.1
  Cash flows from investing activities.........  $ (194.5)  $  199.0   $ (517.0)  $  (341.2)  $   13.7
  Cash flows from financing activities.........  $ (244.1)  $ (479.1)  $  190.9   $   166.0   $ (245.4)

Balance Sheet Data (as of December 31):
  Working capital (deficit) (d)................  $  (25.1)  $  (13.7)  $ (324.8)  $    46.6   $   26.1
  Property, plant and equipment, net...........  $2,515.0   $2,503.0   $3,034.1   $ 3,515.8   $1,040.4
  Total assets.................................  $2,954.4   $2,929.5   $3,481.3   $ 4,153.0   $1,199.9
  Long-term obligations........................  $1,804.5   $1,914.5   $2,101.2   $ 2,124.0   $  329.0
  Preferred stock of subsidiary................  $    -     $    -     $    -     $     -     $  188.8
  Total stockholders' equity...................  $  904.9   $  774.6   $  789.1   $ 1,548.8   $  530.3
---------------
(a) Includes  amounts  relating to the acquisition of Mesa and Chauvco in August and December 1997, respectively.
(b) 1999 includes  $41.8 million of option fees and liquidated damages and $30.2 million of income associated with an excise tax refund.
(c) 2000,  1999 and 1998 include non-cash  mark-to-market charges for changes in the fair values of  non-hedge financial instruments of $58.5 million,  $27.0 million and $21.2 million, respectively.
(d) The  1998  working  capital  deficit  includes  $306.5  million  of  current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 Performance

       The year ended December 31, 2000 was a highly successful transition year for Pioneer Natural Resources Company (the "Company"), as compared to the disciplined reorganization years of 1999 and 1998. During 2000, the Company leveraged a highly favorable commodity price environment and the financial flexibility gained from the austerity measures implemented during 1999 and 1998 to significantly increase net income, operating cash flows, invested capital and proved reserves, while continuing to decrease its outstanding indebtedness and repurchase common stock.

       During the year ended December 31, 2000, the Company recorded net income of $152.2 million ($1.53 per share), as compared to net losses of $22.5 million ($.22 per share) and $746.4 million ($7.46 per share) during the years ended December 31, 1999 and 1998, respectively. Compared to 1999, the Company's 2000 total revenues increased by $202.6 million, or 29 percent, including a $208.1 million, or 32 percent, increase in oil and gas revenues. The increase in oil and gas revenues was due to commodity price increases, partially offset by a decline in production volumes due to asset divestitures completed during 2000 and 1999. During 2000, the Company continued cost management measures that were implemented during 1999 and 1998. Compared to 1999, the Company's 2000 total costs and expenses increased by $21.0 million, or three percent. The modest increase in total costs and expenses included a $32.6 million increase in other costs and expenses, primarily comprised of an increase in mark-to-market provisions recognized on non-hedge derivative financial instruments. Total costs and expenses also included increases in production taxes and field fuel expenses that are sensitive to oil and gas commodity prices.

       During the year ended December 31, 2000, the Company grew net cash provided by operating activities to $430.1 million, representing a 69 percent increase over 1999 net cash provided by operating activities of $255.2 million, and a 37 percent increase over 1998 net cash provided by operating activities of $314.1 million. During the years ended December 31, 2000 and 1999, the Company limited its investments in oil and gas properties to approximately 70 percent of net cash provided by operating activities, as compared to 1998 investments in oil and gas properties which amounted to 162 percent of net cash provided by operating activities. The disciplined investment of net cash provided by operating activities, together with proceeds from the divestiture of non-strategic assets of $102.7 million and $390.5 million during 2000 and 1999, respectively, have allowed the Company to reduce its outstanding indebtedness by $596.5 million during the two years ended December 31, 2000. Additionally, the Company extended the maturity of its portfolio of indebtedness during 2000 and increased its liquidity through the issuance of $425 million of 9-5/8% Senior Notes due April 1, 2010 (the "9-5/8% Senior Notes") and the replacement of the Company's prior credit facility due August 7, 2002 (the "Prior Credit Facility") with a new $575 million credit agreement due March 1, 2005 (the "Credit Agreement").

       During 2000, the Company increased its proved reserves to 628 MMBOE, reflecting the effects of strategic acquisitions of properties in the Company's core operating areas and a successful drilling program which resulted in the replacement of 167 percent of the Company's production at a finding, development and acquisition cost of $4.66 per BOE.

       During the year ended December 31, 2000, the Company also used a portion of its net cash provided by operating activities to repurchase 2.3 million shares of the Company's common stock for $27.3 million. To the extent that cash flow generated from operations exceeds capital expenditures, the Company may continue to make periodic common stock repurchases.

       During 2000, the Company expended $67.2 million to acquire proved and unproved oil and gas properties. Strategic acquisitions of proved properties included purchasing a 33 percent working interest in the deepwater Gulf of Mexico Camden Hills discovery, a four percent incremental working interest in the Company's deepwater Gulf of Mexico Devils Tower discovery and the remaining 13 percent working interest in the Canadian Chinchaga field. Unproved property acquisitions were concentrated in the Gulf of Mexico, East Texas and North Louisiana.

       The Company also expended $232.5 million of drilling and seismic capital during 2000, representing a 64 percent increase over similar expenditures during 1999. The 2000 drilling capital was expended to drill 296 gross wells (213.5 net wells), of which 265 gross wells (188.1 net wells) are productive, representing a 90 percent success rate. See "Item 2. Properties" for additional information regarding the Company's reserve replacement, finding costs, property descriptions and drilling activities.

       The Company's 2000 exploratory drilling was focused in the United States Gulf of Mexico, Argentina, Canada and South Africa. The Company drilled 83 gross exploratory wells (71.2 net wells) during 2000, of which 61 gross exploratory wells (52.2 net wells) successfully discovered proved oil, NGL and gas reserves, representing a 73 percent success rate. In the United States, the Company expended $119.9 million of drilling and seismic capital during 2000 to successfully complete 11 exploratory wells and 159 development wells, to drill three exploratory and three development dry holes and to begin drilling nine exploratory and 48 development wells that remain in progress as of December 31, 2000. In Argentina, the Company expended $62.8 million of drilling and seismic capital during 2000 to successfully complete 38 exploratory and 28 development wells, to drill 16 exploratory and two development dry holes and to begin drilling one exploratory and one development well that remain in progress as of December 31, 2000. In Canada, the Company expended $34.1 million of drilling and seismic capital during 2000 to successfully complete 12 exploratory and 17 development wells, to drill two exploratory and four development dry holes and to begin drilling five exploratory and three development wells that remain in progress as of December 31, 2000. In Africa, the Company expended $15.7 million of drilling and seismic capital to evaluate drilling prospects in Gabon and to drill one South African exploratory dry hole and two South African exploratory wells that remain in progress as of December 31, 2000.

       See "Results of Operations", below, for more in-depth discussions of the Company's oil and gas producing activities, including discussions pertaining to oil and gas production volumes, prices, hedging activities, costs and expenses, capital commitments, capital resources and liquidity.

2001 Outlook

       Commodity prices. The Company's results of operations and financial condition in 2001 are expected to continue to be positively affected by favorable commodity prices as a result of decreases in worldwide oil and North American gas supplies relative to demand for those commodities. Significant factors affecting commodity price outlooks have included the tightening of oil export quotas during 2000 and 1999 by members of the Organization of Petroleum Exporting Countries and other oil exporting nations and the overall North American gas supply and demand fundamentals. Although the favorable commodity price environment presently impacting the oil and gas industry is expected to continue during 2001, the Company will continue its debt reduction and cost management measures to protect its net asset values from a return to a less favorable commodity price environment.

       The Company will also continue to monitor the commodity derivatives market and, from time to time, utilize oil and gas swap and collar contracts to reduce the risks of commodity price volatility. Through February 20, 2001, the Company increased its average daily 2001 oil production hedged with swap contracts to 10,597 Bbls with an average floor price of $28.94 per Bbl, and increased its average daily 2001 gas production hedged with swap contracts to 101,679 Mcf with an average floor price of $4.76 per MMBtu. Through February 20, 2001, the Company also entered into swap and collar contracts to hedge 64,973
Mcf per day of 2002 gas production with an average floor price of $4.63 per MMBtu and, on 20,000 Mcf per day, an average ceiling price of $6.00 per MMBtu. See "Accounting for derivatives" below for a description of the Company's future hedge accounting procedures.

       First quarter 2001. Based on current estimates, the Company expects that its first quarter worldwide production will average 112,000 to 114,000 BOE per day. First quarter production costs are expected to rise to $5.70 to $6.15 per BOE, primarily as a result of higher production taxes and field fuel expenses that are directly related to higher commodity prices. Depreciation, depletion and amortization expense is expected to average $4.90 to $5.10 per BOE during the first quarter of 2001, and total exploration and abandonment expense is expected to be $15 million to $30 million. General and administrative expense is expected to be $9 million to $10 million during the first quarter of 2001.
Interest expense is expected to be $38 million to $39 million during the first quarter of 2001, including $3 million of non-cash interest. The Company's effective income tax rate is expected to be two percent or less of income before income taxes.

       Production outlook. The Company expects that its annual 2001 worldwide production will be approximately 44 to 45 MMBOE. Worldwide production in 2002 and 2003 is expected to increase as production commences from the Company's deepwater Gulf of Mexico Canyon Express gas and Devils Tower oil projects and the Sable oil project in South Africa. Annual production is expected to be approximately 48 to 52 MMBOE during 2002 and to further increase to approximately 56 to 60 MMBOE during 2003.

       Capital expenditures. During 2001, the Company plans to increase capital expended for oil and gas property additions to approximately $430 million, of which approximately $115 million, or 27 percent, has been budgeted for exploration expenditures and $315 million, or 73 percent, has been budgeted for development drilling and facility costs. The Company's 2001 capital budget allocates approximately 65 percent of capital to the United States, 20 percent to Argentina, eight percent to Canada and seven percent to Africa. The Company's 2001 capital budget for the United States includes $66 million of development capital for the Canyon Express and Devils Tower deepwater Gulf of Mexico projects. During 2001, the Company has planned exploration drilling in the Gulf of Mexico, the onshore Gulf Coast area, Argentina, Canada, Gabon and South Africa. The Company has budgeted exploratory drilling and seismic expenditures of approximately $55 million for the United States areas and $45 million for international areas during 2001. The Company will continue to use the excess of cash provided by operating activities over capital expenditures for oil and gas producing activities to reduce outstanding indebtedness, acquire additional interests in core properties and/or repurchase common stock.

       Accounting for derivatives. In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), the provisions of which the Company will adopt effective January 1, 2001.

       SFAS  133  requires  the   accounting   recognition   of  all  derivative
instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss).

       The adoption of SFAS 133 will result in a January 1, 2001 transition adjustment to (i) record the fair value of the Company's derivative instruments that qualify for hedge accounting, and (ii) reclassify deferred hedge losses within the Company's Consolidated Balance Sheet. Beginning with the first quarter of 2001, and quarterly thereafter, the Company will quantify changes in the fair values of its derivative instruments and will account for those changes in accordance with SFAS 133, as described above.

       The January 1, 2001 transition adjustment will reduce the carrying value of the Company's total assets by $44.6 million and will increase the carrying value of the Company's liabilities by $153.3 million. As a result, stockholders' equity will be reduced on January 1, 2001 by $197.9 million. See Notes B and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the provisions of SFAS 133 and the components of the Company's January 1, 2001 transition adjustment.

       Due to the settlement of maturing derivative contracts and reductions in gas prices, it is expected that the SFAS 133 impact to the Company's stockholders' equity as of March 31, 2001 will be significantly lower than the initial transition adjustment of $197.9 million, which was based upon market-quoted prices as of January 1, 2001. From January 1, 2001 through February 20, 2001, the average NYMEX swap price for unexpired 2001 oil contracts increased by $2.31 per Bbl, or nine percent, and the average NYMEX swap price for unexpired 2001 gas contracts decreased by $1.21 per MMBtu, or 19 percent. In general, the provisions of SFAS 133 will increase the volatility of the Company's reported consolidated assets, liabilities, stockholders' equity, net income (loss) and comprehensive income (loss).

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $852.7 million during 2000, as compared to $644.6 million during 1999 and $711.5 million during 1998, representing a 32 percent increase from 1999 to 2000 and a nine percent decrease from 1998 to 1999. The revenue increase from 1999 to 2000 is reflective of year-to-year increases in average reported commodity prices, including the effects of commodity hedges, of 56 percent, 74 percent and 48 percent for oil, NGL and gas, respectively, partially offset by a 15 percent decrease in BOE production. The decline in production was primarily attributable to asset divestitures and normal well production declines. Excluding the production associated with assets divested during 2000 and 1999, BOE production declined by approximately one percent during 2000 as compared to 1999. The revenue decrease from 1998 to 1999 is reflective of a 19 percent decrease in BOE production, partially offset by price increases of 17 percent, 31 percent and four percent for oil, NGL and gas, respectively. The decline in production was primarily attributable to asset divestitures, but also reflects the deferral of oil well completions at the end of 1998 and the beginning of 1999 until oil prices recovered, in addition to normal well production declines. Excluding the production associated with 1999 and 1998 asset divestitures, production declined by nine percent during the year ended December 31, 1999, as compared to the same period in 1998.

       The following table provides production and price data relevant to the analysis of the Company's revenues from oil and gas operations:

                                                                     Year ended December 31,
                                                                  ------------------------------
                                                                    2000       1999       1998
                                                                  --------   --------   --------
   Production:
     Oil (MBbls)................................................    12,535     15,454     21,554
     NGLs (MBbls)...............................................     8,379      9,237     10,669
     Gas (MMcf).................................................   135,843    158,457    183,913
     Total (MBOE)...............................................    43,555     51,101     62,875
   Average daily production:
     Oil (Bbls).................................................    34,249     42,339     59,052
     NGLs (Bbls)................................................    22,894     25,308     29,231
     Gas (Mcf)..................................................   371,157    434,130    503,872
     Total (BOE)................................................   119,002    140,002    172,261
   Average reported prices:
     Oil (per Bbl)
       United States............................................  $  22.07   $  15.03   $  13.96
       Argentina................................................  $  29.09   $  18.41   $  11.00
       Canada...................................................  $  27.50   $  13.28   $  10.96
       Worldwide................................................  $  24.01   $  15.36   $  13.08
     NGL (per Bbl)
       United States............................................  $  20.05   $  11.61   $   8.86
       Argentina................................................  $  22.91   $  11.30   $   9.83
       Canada...................................................  $  24.32   $  12.62   $   9.54
       Worldwide................................................  $  20.27   $  11.64   $   8.90
     Gas (per Mcf)
       United States............................................  $   3.50   $   2.17   $   2.01
       Argentina................................................  $   1.19   $   1.10   $   1.09
       Canada...................................................  $   2.88   $   1.82   $   1.45
       Worldwide................................................  $   2.81   $   1.90   $   1.82
     Percentage increase (decrease) in average reported prices:
       Oil......................................................        56         17        (29)
       NGL......................................................        74         31        (29)
       Gas......................................................        48          4        (17)

       Hedging activities

       The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps and collars) in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce price risk associated with certain capital projects. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the Company's open hedge positions at December 31, 2000 and their related prices.

       Interest and other revenue. The Company recorded interest and other income totaling $25.8 million, $89.7 million and $10.5 during 2000, 1999 and 1998, respectively. The decrease in interest and other income during 2000, and the significant increase during 1999, were primarily attributable to a non-recurring excise tax refund of $30.2 million and a non-recurring option fee of $41.8 million recognized by the Company during 1999. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

       Gain (loss) on disposition of assets. During 2000, the Company completed the divestiture of certain assets for proceeds of $102.7 million. Associated therewith, the Company recorded a net gain on disposition of assets of $34.2 million during 2000. The 2000 divestitures included the sale of common stock of a non-affiliated entity for net proceeds of $59.7 million, from which the Company recognized a gain on disposition of assets of $34.3 million. The Company also sold certain oil and gas producing properties and other assets during 2000 for proceeds of $43.0 million, from which the Company recognized a loss on disposition of assets of $.1 million.

       During 1998, the Company announced measures to increase its financial flexibility and to safeguard net asset values. Those measures included the enhancement of core assets and the divestiture of non-core assets. During 1999, the Company completed the asset divestiture phase of the measures. As a result, the Company realized net divestment proceeds from asset divestitures of $420.5 million during 1999 and recorded an associated net loss on disposition of assets of $24.2 million.

       The net cash proceeds from asset divestitures during 2000 and 1999 were used to reduce outstanding indebtedness. See Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

       Production costs. Total production costs per BOE increased in 2000 by approximately 39 percent and decreased in 1999 by approximately 12 percent. Lease operating expenses and workover expenses represent the components of production costs over which the Company has management control, while production taxes, ad valorem taxes and field fuel expenses are directly related to commodity price changes. During 2000, as compared to 1999, per BOE lease operating expenses and workover expenses increased on a combined basis by 16 percent while per BOE production taxes, ad valorem taxes and field fuel expenses increased on a combined basis by 95 percent. The increase in 2000 is primarily due to significant increases in those expenses that are directly related to commodity price levels and, to a lesser extent, inflation in field service expenses. During 1999, as compared to 1998, per BOE lease operating expenses and workover expenses decreased on a combined basis by 15 percent and per BOE production taxes, ad valorem taxes and field fuel expenses decreased by 6 percent. The operating margins from the Company's gas plants (i.e., third party processing revenues less processing costs and expenses) are included in lease operating expenses, which resulted in decreases in lease operating expenses per BOE during 2000 and 1999 of $.34 and $.11, respectively, and an increase in lease operating expenses per BOE of $.05 during 1998.

                                                Year Ended December 31,
                                               ------------------------
                                                2000     1999     1998
                                               ------   ------   ------
                                                       (per BOE)

  Lease operating expenses..................   $ 2.42   $ 2.11   $ 2.47
  Taxes:
    Production..............................      .77      .39      .40
    Ad valorem .............................      .29      .31      .39
  Field fuel expenses.......................      .71      .21      .18
  Workover expenses.........................      .15      .10      .12
                                                -----    -----    -----
        Total production costs..............   $ 4.34   $ 3.12   $ 3.56
                                                =====    =====    =====

       Depletion expense. Depletion expense per BOE increased seven percent during 2000 (to $4.57 from $4.27 in 1999) and decreased 17 percent in 1999 (from $5.13 in 1998). The increase in per BOE depletion expense during 2000 is primarily due to an increase in the Company's Argentine and Canadian proved property basis as a result of reclassifying unproved property basis associated with the Company's exploration and extension drilling success to proved property and to a higher proportionate share of the Company's production being produced from Argentina. The decrease in 1999 depletion expense per BOE was primarily attributable to the positive impact on proved reserves from improved community prices and to the impairment of the carrying values of the Company's proved oil and gas properties during the year ended December 31, 1998.

       Impairment of oil and gas properties. The Company reviews its oil and gas producing properties for impairment whenever events or circumstances indicate a decline in the recoverability of the carrying value of the Company's assets may have occurred. Declining commodity prices in 1998, the Company's outlook for future commodity prices and 1998 performance issues relative to certain oil and gas properties, prompted impairment reviews. As a result of these reviews, the Company recognized a non-cash charge of $312.2 million in 1998, related to its proved oil and gas properties.

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

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs totaled $87.6 million, $66.0 million and $121.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. The following table sets forth the components of the Company's 2000, 1999 and 1998 exploration and abandonments/geological and geophysical costs:

                                              United                             Other
                                              States    Argentina    Canada     Foreign    Total
                                             --------   ---------   --------   --------   --------
                                                                 (in thousands)
   Year Ended December 31, 2000:
     Geological and geophysical costs......  $ 22,033   $  6,881    $  2,273   $  7,761   $ 38,948
     Exploratory dry holes.................    11,745      6,987         887      8,396     28,015
     Leasehold abandonments and other......     7,089     11,520       1,971          7     20,587
                                              -------    -------     -------    -------    -------
                                             $ 40,867   $ 25,388    $  5,131   $ 16,164   $ 87,550
                                              =======    =======     =======    =======    =======
   Year Ended December 31, 1999:
     Geological and geophysical costs......  $ 17,207   $  3,399    $    315   $  7,498   $ 28,419
     Exploratory dry holes.................    15,591      3,441         978       (275)    19,735
     Leasehold abandonments and other......     8,427      7,169       2,216          8     17,820
                                              -------    -------     -------    -------    -------
                                             $ 41,225   $ 14,009    $  3,509   $  7,231   $ 65,974
                                              =======    =======     =======    =======    =======
   Year Ended December 31, 1998:
     Geological and geophysical costs......  $ 42,755   $  9,999    $ 14,244   $  3,851   $ 70,849
     Exploratory dry holes.................    15,737      4,426       1,949      9,486     31,598
     Leasehold abandonments and other......    10,771      3,820       4,420        400     19,411
                                              -------    -------     -------    -------    -------
                                             $ 69,263   $ 18,245    $ 20,613   $ 13,737   $121,858
                                              =======    =======     =======    =======    =======

       The increase in 2000 exploration costs, as compared to 1999, is primarily due to increased geological and geophysical costs that are supportive of future exploratory drilling, unproved leasehold abandonments associated with exploratory dry holes in Argentina and dry hole costs associated with exploratory drilling in South Africa. The decrease in 1999 exploratory costs is primarily attributable to the Company's curtailed 1999 capital program, as evidenced by reductions in all categories of exploration, abandonments, geological and geophysical costs as compared to 1998. Approximately 36 percent of the Company's 2000 exploration capital was spent on exploratory projects as compared to 31 percent in 1999 and 30 percent in 1998.

         Interest and administrative expenses. Interest and general and administrative expenses were $162.0 million and $33.3 million, respectively, during 2000, as compared to $170.3 million and $40.2 million, respectively, during 1999, and $164.3 million and $73.0 million, respectively, during 1998. On a per BOE basis, interest and general and administrative expenses were $3.72 and $.76, respectively, during 2000, as compared to $3.33 and $.79, respectively, during 1999, and $2.61 and $1.16, respectively, during 1998. Interest expense decreased during 2000, as compared to 1999, primarily due to a decrease in the Company's weighted average debt outstanding for the year. This decline was offset, to a certain extent, by higher interest rates in 2000 as compared to 1999. The increase in interest expense during 1999, as compared to 1998, was due to the higher weighted average debt balances in 1999. The significant declines in administrative expense during 2000 and 1999, and the decline in interest expense during 2000, were a direct result of the financial measures taken by the Company to manage costs and reduce outstanding indebtedness. On a per BOE basis, interest expense increased in 2000 and 1999, primarily due to higher interest rates and production declines as a result of asset divestitures. The decline in per BOE administrative expense is due to the reorganization measures initiated by the Company during 1998. Those reorganization measures included the centralization in Irving, Texas of certain operational and administrative functions previously based in Midland, Texas; the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas, and Houston, Texas; workforce reductions; and, other initiatives. As a direct result of those measures, the Company recognized reorganization charges of $8.5 million and $33.2 million during 1999 and 1998, respectively (see Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding reorganization costs paid during 2000, 1999 and 1998, and unpaid reorganization costs as of December 31, 2000, 1999 and 1998).

       Other expenses. Other expenses were $67.2 million during 2000, as compared to $34.7 million during 1999 and $39.6 million during 1998. The increase in other expenses during 2000, as compared to 1999 and 1998, is primarily attributable to increases in mark-to-market provisions on non-hedge derivative financial instruments. Such mark-to- market provisions during 2000 included $42.0 million associated with non-hedge commodity derivatives that matured in December 2000, $14.6 million associated with the Company's non-hedge Btu swap agreements and $1.9 million associated with a series of non-hedge forward foreign exchange swap agreements that matured in December 2000. Mark-to-market provisions in 1999 included $21.2 million associated with non-hedge commodity derivatives and $11.9 million associated with an investment in the common stock of a non-affiliated, public entity, partially offset by $5.9 million of mark-to-market income recognized on a series of forward foreign exchange swap agreements and income of $.2 million associated with the Company's Btu swap agreements. Other expense for 1998 included $20.5 million of mark-to-market adjustments of non-hedge foreign currency and Btu swap agreements, a $9.6 million write-off of deferred compensation arising from change of control features in the Company's incentive plans, $4.4 million of other expenses associated with the Company's operations in Argentina and Canada, and $2.3 million of bad debt expense. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Notes C and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific disclosures pertaining to the Company's investments in derivative financial instruments.

       Income tax provisions (benefits). The Company recognized consolidated income tax benefits of $6.0 million and $.6 million during 2000 and 1999, respectively, and an income tax provision of $15.6 million during 1998. The tax benefit in 2000 is comprised of a $10.6 million deferred tax benefit in Argentina, partially offset by $4.6 million of current taxes paid in Argentina. Due to uncertainties regarding the Company's ability to realize net operating loss carryovers and tax credit carryovers prior to their scheduled expirations, the Company did not recognize deferred income tax benefits associated with its operating results for 1999 and 1998. Additionally, during 1998, the Company's net loss was impacted by a $271.1 million valuation allowance recognized to reduce the carrying value of the Company's deferred tax assets. Although realization is not assured for the Company's remaining deferred tax assets, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax planning strategies. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable. As a result of this situation, it is likely that the Company's effective tax rate in 2001 will be minimal. If the Company recognizes income before income taxes in 2001, its effective tax rate will be reduced to the extent that taxable earnings are recognized in those tax jurisdictions relative to which the Company has established its valuation allowance. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's income taxes and deferred tax asset valuation reserves.

       Extraordinary item. During 2000, the Company replaced its Prior Credit Facility that was scheduled to mature August 7, 2002, with the Credit Agreement that matures March 1, 2005. Associated therewith, the Company recognized a $12.3 million extraordinary loss on early extinguishment of debt.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

       The Company's cash expenditures for additions to oil and gas properties during 2000, 1999 and 1998 totaled $299.7 million, $179.7 million and $507.3 million, respectively. The $120.0 million, or 67 percent, increase in 2000 capital expenditures as compared to the expenditures of 1999 was a result of the $174.9 million, or 69 percent, increase in net cash provided by operating activities during 2000 as compared to net cash provided by operating activities during 1999. During 1999, as compared to 1998, the Company significantly decreased its capital expenditures in support of debt reduction and financial management initiatives.

       The Company strives to maintain its indebtedness at moderate levels in order to provide sufficient financial flexibility to react to future opportunities. Therefore, during both 2000 and 1999, the Company limited its capital expenditures for additions to oil and gas properties to 70 percent of net cash provided by operating activities in order to further reduce its outstanding indebtedness. The Company expects that cash provided by operating activities during 2001 will exceed its 2001 capital expenditure budget of $430 million. To the extent that cash provided by operating activities exceeds capital expenditures during 2001, the Company intends to further reduce its outstanding debt, acquire additional interest in core properties and/or repurchase common stock. The Company budgets its capital expenditures based on projected internally-generated cash flows and may adjust the level of its capital expenditures in response to anticipated changes in cash flows or other factors, at the Company's discretion.

       Funding for the Company's working capital obligations is also provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt and the Company's capital expenditure program may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital Resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments and allow further debt reductions in 2001.

       Operating activities. Net cash provided by operating activities during 2000, 1999 and 1998 were $430.1 million, $255.2 million and $314.1 million, respectively. Net cash provided by operating activities during 2000 increased 69 percent from that of 1999 primarily as a result of favorable commodity prices and cost management measures. Net cash provided by operating activities during 1999 decreased 19 percent from that of 1998 primarily as a result of declines in production volumes due to oil and gas property divestitures, partially offset by increases in commodity prices and decreases in production and administrative costs. Net cash provided by operating activities during 1999, as compared to that of 1998, also declined as a result of increases in working capital associated with operating activities.

       Financing activities. On May 31, 2000, the Company entered into the Credit Agreement with a syndication of banks (the "Banks") that matures on March 1, 2005. Outstanding borrowings under the $575 million Credit Agreement totaled $225.0 million as of December 31, 2000. The Credit Agreement replaced the Company's Prior Credit Facility that had a maturity date of August 7, 2002.

       During April 2000, the Company issued the 9-5/8% Senior Notes at a discount of .353 percent, resulting in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $415.4 million. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to reduce outstanding borrowings under the Company's Prior Credit Facility. The 9-5/8% Senior Notes contain various restrictive covenants, including restrictions on the incurrence of additional indebtedness and certain payments defined within the associated indenture.

       At December 31, 2000, the Company has four other outstanding senior debt issuances. Such debt issuances consist of (i) $150 million aggregate principal amount of 8-7/8% senior notes due in 2005; (ii) $150 million aggregate principal amount of 8-1/4% senior notes due in 2007; (iii) $350 million aggregate principal amount of 6-1/2% senior notes due in 2008; and, (iv) $250 million aggregate principal amount of 7-1/5% senior notes due in 2028.

       The weighted average interest rate on the Company's indebtedness for the year ended December 31, 2000 was 8.68 percent as compared to 7.81 percent for the year ended December 31, 1999 and 7.16 percent for the year ended December 31, 1998, taking into account the effect of interest rate swaps. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more specific information regarding the Company's long-term debt as of December 31, 2000 and 1999.

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

       Sales of non-strategic assets. During 2000, 1999 and 1998, proceeds from the sale of non-strategic assets totaled $102.7 million, $420.5 million (including $30 million of non-cash proceeds) and $21.9 million, respectively. The Company's 2000 and 1999 asset divestitures were comprised of non-strategic United States and Canadian oil and gas properties, gas plants and other assets. The net cash proceeds from the 2000 and 1999 asset divestitures were used to reduce the Company's outstanding indebtedness (see "Results of Operations", above, and Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data"). The proceeds from the 1998 asset divestitures were primarily utilized to provide funding for a portion of the Company's capital expenditures during 1998.

       Book capitalization and liquidity. Total debt was reduced to $1.6 billion as of December 31, 2000, as compared to total debt of $1.7 billion and $2.2 billion on December 31, 1999 and 1998, respectively. The Company's total book capitalization at December 31, 2000 was $2.5 billion, consisting of total debt of $1.6 billion and stockholders' equity of $.9 billion. Consequently, the Company's debt to total capitalization decreased to 64 percent at December 31, 2000 from 69 percent at December 31, 1999. At December 31, 2000, the Company had $26.2 million of cash and cash equivalents on hand, compared to $34.8 million at December 31, 1999. The Company's ratio of current assets to current liabilities was .88 at December 31, 2000 and .93 at December 31, 1999.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2000 and 1999, and from which the Company may incur future gains or losses from changes in market interest rates, foreign exchange rates, commodity prices or common and preferred stock prices. Although certain derivative contracts that the Company is a party to do not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

Quantitative Disclosures

       Interest rate sensitivity. The following tables provide information, in United States dollar equivalent amounts, about the Company's derivative financial instruments and other financial instruments to which the Company was a party as of December 31, 2000 and 1999, which are sensitive to changes in interest rates. For debt obligations, the tables present maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt; for variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for United States treasury securities.

       The accompanying table as of December 31, 2000 also provides information about interest rate swap agreements entered into by the Company during 2000. The interest rate swap agreements hedge the fair value of the Company's 8-7/8% Senior Notes due April 15, 2005.


                            Interest Rate Sensitivity
       Derivative And Other Financial Instruments As of December 31, 2000
                                                                                                                         Asset
                                                                                                                      (Liability)
                                        2001       2002       2003       2004       2005    Thereafter      Total     Fair Value
                                     ---------  ---------  ---------  ---------  ---------  -----------  ----------  ------------
                                                                 (in thousands except interest rates)
Total Debt:
  U.S. dollar denominated
   maturities:
     Fixed rate debt...............  $    -     $   -      $    -     $    -     $150,000   $1,203,776   $1,353,776  $(1,290,250)(1)
     Weighted average
       interest rate...............      8.10%      8.10%      8.10%      8.10%      8.03%        8.00%
     Variable rate debt............  $    -     $    -     $    -     $    -     $225,000   $      -     $  225,000  $  (225,000)
     Average interest rates........      6.64%      6.27%      6.18%      6.24%      6.31%

Interest Rate Hedge Derivatives (2):
  Notional amount of interest
     rate swap.....................  $150,000   $150,000   $150,000   $150,000   $150,000   $      -     $  150,000  $     6,216
  Fixed interest rate received.....      8.88%      8.88%      8.88%      8.88%      8.88%
  Variable interest rate paid......      7.17%      6.77%      6.67%      6.74%      6.81%
---------------
(1) Excludes  $30.9 million of debt  instruments  for which fair values were not practicable  to derive  as of  December 31, 2000.
(2) The Company's interest rate hedge derivatives mature on April 15, 2005.

                            Interest Rate Sensitivity
       Derivative and Other Financial Instruments As of December 31, 1999
                                                                                                             Asset
                                                                                                          (Liability)
                                 2000       2001      2002      2003      2004    Thereafter      Total    Fair Value
                               --------  --------  ---------  --------  --------  -----------  ---------  -----------
                                                          (in thousands except interest rates)
Total Debt:
  U.S. dollar denominated
   maturities:
     Fixed rate debt........   $   828   $   -     $    -     $   518   $   571   $ 919,019    $ 920,936  $(776,230)(1)
     Weighted average
       interest rate........      7.50%     7.50%      7.50%     7.50%     7.50%       7.50%
     Variable rate debt.....   $   -     $   -     $825,000                                    $ 825,000  $(825,000)
     Average interest rates.      7.65%     7.70%      7.65%
---------------

(1) Excludes $23.0 million of debt instruments for which fair values were not practicable to derive as of December 31, 1999.

       Foreign exchange rate sensitivity. In October and December of 2000, the Company's foreign currency swaps matured. The following table provides information, in United States dollar equivalent amounts, about the Company's derivative financial instruments that the Company was a party to as of December 31, 1999 and that were sensitive to changes in foreign exchange rates.


                        Foreign Exchange Rate Sensitivity
       Derivative And Other Financial Instruments As of December 31, 1999

                                                                             Asset
                                                                          (Liability)
                                                      2000      Total     Fair Value
                                                    --------   --------   ----------
                                                (in thousands except foreign exchange rates)
Non-hedge Foreign Exchange
  Rate Derivatives:
    Notional amount of foreign
     currency swaps (1)..........................   $ 72,000   $ 72,000    $ (4,168)
    Fixed Canadian to U.S.
     dollar rate paid............................     1.3606
    Average forward Canadian
     dollar to U.S. dollar
     exchange rate...............................     1.4455
---------------

(1) The foreign exchange rate swaps matured in October and December 2000.

       Commodity price sensitivity. The following tables provide information, in United States dollar equivalent amounts, about the Company's derivative financial instruments that the Company was a party to as of December 31, 2000 and 1999 and that are sensitive to changes in oil and gas commodity prices. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       Commodity hedge instruments. The Company currently hedges commodity price risk with swap and collar contracts. As of December 31, 1999, the Company hedged commodity price risk with swap contracts, collar contracts and collar contracts with short put options. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide a floor price for the Company on a notional amount of sales volumes while allowing some additional price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price below which the Company's realized price will exceed variable market prices by the long put-to-short put price differential.

       Commodity non-hedge instruments. The Company has entered into Btu swap contracts and, during 1999 through their maturity in 2000, optional call contracts. These contracts do not qualify for hedge accounting. Under the terms of the Btu swap contracts, the Company receives 10 percent of the NYMEX oil price and pays the NYMEX gas price on a notional 13,036 MMBtu daily gas volume. During 2000, the Company terminated its variable position in the Btu swap contracts for the 2001 volumes, but continues to participate for 2002 through 2004 volumes. The terms of the optional call contracts provided the counterparties with the option to call either notional oil volumes or gas volumes at specific index prices. Accordingly, these derivative instruments are presented in both the accompanying oil and gas tables.

       See Notes B, C and H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge and non-hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in gas and oil commodity prices.


                              Oil Price Sensitivity
            Derivative Financial Instruments As of December 31, 2000

                                                                                                 Asset
                                                                                              (Liability)
                                                        2001      2002      2003      2004    Fair Value
                                                      -------   -------   -------   -------   ----------

Oil Hedge Derivatives (1):
  Average daily notional Bbl volumes:
    Swap contracts.................................     6,510                                 $   8,819
     Weighted average per Bbl fixed price..........   $ 29.27
    Collar contracts...............................     4,479                                 $  (1,820)
     Weighted average short call per Bbl
       ceiling price...............................   $ 25.15
     Weighted average long put per Bbl
       floor price.................................   $ 20.57
Oil Non-hedge Derivatives (2):
  Daily notional MMBtu volumes under swap
    of NYMEX gas price for 10 percent of
    NYMEX WTI price................................    13,036    13,036    13,036    13,036   $ (25,507)
     Average forward NYMEX gas prices (3)..........   $  4.05   $  4.61   $  4.29   $  4.35
     Average forward NYMEX oil prices (3)..........   $ 27.69   $ 24.15   $ 22.21   $ 21.54

---------------

(1)  See Note H of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter for 2001.

(2) Since the oil non-hedge derivatives are sensitive to changes in both oil and gas market prices, they are duplicated in the Oil Price Sensitivity and the Natural Gas Price Sensitivity tables.

(3) The average forward NYMEX oil and gas prices are based on February 20, 2001 market quotes, except for the 2001 prices that represent locked-in prices associated with the Company's Btu swaps.


                              Oil Price Sensitivity
            Derivative Financial Instruments As of December 31, 1999


                                                                                                         Asset
                                                                                                      (Liability)
                                                      2000      2001      2002      2003      2004    Fair Value
                                                    -------   -------   -------   -------   -------   ----------
Oil Hedge Derivatives:
  Average daily notional Bbl volumes:
    Swap contracts..............................      9,519                                           $ (5,714)
     Weighted average per Bbl fixed price.......    $ 16.51
    Collar contracts............................        826                                           $   (189)
     Weighted average short call per Bbl
       ceiling price............................    $ 23.00
     Weighted average long put per Bbl
       floor price..............................    $ 19.00
    Collar contracts with short put (1).........      7,000     8,000                                 $ (9,407)
     Weighted average short call per Bbl
       ceiling price............................    $ 20.42   $ 21.57
     Weighted average long put per Bbl
       floor price..............................    $ 17.29   $ 18.44
     Weighted average short put per Bbl price
       below which floor becomes variable.......    $ 14.29   $ 15.44
Oil Non-hedge Derivatives (2):
  Daily notional oil Bbl volumes under
    optional calls sold.........................     10,000                                           $(13,259)
     Weighted average short call per Bbl
       ceiling price............................    $ 20.00
     Average forward NYMEX oil
       price per Bbl (3)........................    $ 24.03
  Daily notional MMBtu volumes under swap
    of NYMEX gas price for 10 percent of
    NYMEX WTI price.............................     13,036    13,036    13,036    13,036    13,036   $(13,218)
     Average forward NYMEX gas prices (3).......    $  2.65   $  2.58   $  2.57   $  2.62   $  2.67
     Average forward NYMEX oil prices (3).......    $ 24.03   $ 20.33   $ 18.83   $ 18.27   $ 18.12

---------------

(1) As of December 31, 2000, the counterparties to the year 2000 collar contracts with short puts had the contractual right to extend contracts for notional contract volumes of 5,000 Bbls per day through year 2001 at weighted average per Bbl strike prices of $20.09 for the short call ceiling price, $17.00 for the long put floor price and $14.00 for the short put price below which the floor became variable. During 2000, the Company terminated these extendable contracts, recognizing associated deferred hedge losses, and replaced them with a collar contract for year 2001 at weighted average per Bbl strike prices of $20.09 for the short call ceiling price and $17.00 for the long put floor price. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(2) Since the oil non-hedge derivatives are sensitive to changes in both oil and gas market prices, they are duplicated in the Oil Price Sensitivity and the Natural Gas Price Sensitivity tables.

(3) The average forward NYMEX oil and gas prices are based on February 2, 2000 market quotes.

                                        33


                          Natural Gas Price Sensitivity
            Derivative Financial Instruments As of December 31, 2000

                                                                                            Asset
                                                                                         (Liability)
                                                   2001      2002      2003      2004    Fair Value
                                                 -------   -------   -------   -------   ----------

Natural Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
    Swap contracts............................    76,346                                 $ (79,771)
     Weighted average per MMBtu fixed price...   $  4.59
    Collar contracts..........................    54,482                                 $ (67,281)
     Weighted average short call per MMBtu
        ceiling price.........................   $  2.73
     Weighted average long put per MMBtu
        contingent floor price................   $  2.11
Natural Gas Non-hedge Derivatives (3):
  Daily notional MMBtu volumes under
    agreement to swap NYMEX gas price
    for 10 percent of NYMEX WTI price.........    13,036    13,036    13,036    13,036   $ (25,507)
     Average forward NYMEX gas prices (4).....   $  4.05   $  4.61   $  4.29   $  4.35
     Average forward NYMEX oil prices (4).....   $ 27.69   $ 24.15   $ 22.21   $ 21.54
--------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production.
     The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

(2)  See Note H of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter for 2001.

(3) Since the oil non-hedge derivatives are sensitive to changes in both oil and gas market prices, they are duplicated in the Oil Price Sensitivity and the Natural Gas Price Sensitivity tables.

(4) The average forward NYMEX oil and gas prices are based on February 20, 2001 market quotes, except for the 2001 prices that represent locked-in prices associated with the Company's Btu swaps.

                                       34


                          Natural Gas Price Sensitivity
            Derivative Financial Instruments As of December 31, 1999

                                                                                                           Asset
                                                                                                        (Liability)
                                                       2000       2001      2002      2003      2004    Fair Value
                                                     --------   -------   -------   -------   -------   -----------
Natural Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes:
    Swap contracts (2)...........................         328       -      10,000                       $  (5,385)
     Weighted average per MMBtu fixed price......    $   3.00   $   -     $  2.42
    Collar contracts with short puts (3).........      93,814    60,000                                 $  (5,518)
     Weighted average short call per MMBtu
        ceiling price............................    $   2.62   $  2.64
     Weighted average long put per MMBtu
        contingent floor price...................    $   2.07   $  2.25
     Weighted average short put per MMBtu price
        below which floor becomes variable.......    $   1.78   $  1.95
Natural Gas Non-hedge Derivatives (4):
  Daily notional gas MMBtu volumes under
   optional calls sold...........................     100,000                                           $ (13,259)
     Weighted average short call per MMBtu
        ceiling price............................    $   2.75
     Average forward NYMEX gas price per
        MMBtu (5)................................    $   2.65
     Daily notional MMBtu volumes under
        agreement to swap NYMEX gas price
        for 10 percent of NYMEX WTI price........      13,036    13,036    13,036    13,036    13,036   $ (13,218)
     Average forward NYMEX gas prices (5)........    $   2.65   $  2.58   $  2.57   $  2.62   $  2.67
     Average forward NYMEX oil prices (5)........    $  24.03   $ 20.33   $ 18.83   $ 18.27   $ 18.12
--------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production.
     The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

(2) As of December 31, 1999, certain counterparties to the swap contracts had the contractual right to sell year 2001, 2002 and 2003 swap contracts to the Company for notional daily contract volumes of 49,223, 12,500 and 10,000 MMBtu per day, respectively, at prices of $2.25, $2.52 and $2.58 per MMBtu, respectively. During 2000, the Company liquidated these contracts, recognizing associated deferred hedge losses, and entered into a year 2001 swap contract for notional daily contract volumes of 49,223 MMBtu at a weighted average strike price of $2.25 per MMBtu. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(3)  As of December  31, 1999,  54,582 MMBtu per day of year 2000 collar  option
     contracts   with  short  puts  were   extendable   at  the  option  of  the
     counterparties  for a period of one year at  average  per  MMBtu  prices of
     $2.71,  $2.09  and  $1.80  for the  short  call,  long put and  short  put, respectively.  As of December  31,  1999,  60,000 MMBtu per day of the year
     2001 collar option  contracts with short puts were extendable at the option of the counterparties at average per MMBtu prices of $2.64, $2.25 and $1.95 for the short call, long put and short put, respectively.  During 2000, the
     Company liquidated these contracts,  recognizing  associated deferred hedge losses,  and entered into a year 2001 collar  contract for 54,582 MMBtu per day at  weighted  average  per MMBtu  prices  of $2.73  for the short  call ceiling  price and $2.11 for the long put floor price.  See Note H of Notes to  Consolidated  Financial  Statements  included  in  "Item  8.  Financial
     Statements and Supplementary Data".

(4) Since the oil non-hedge derivatives are sensitive to changes in both oil and gas market prices, they are duplicated in the Oil Price Sensitivity and the Natural Gas Price Sensitivity tables.

(5) The average forward NYMEX oil and gas prices are based on February 2, 2000 market quotes.

                                       35

       Other price sensitivity. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having an original liquidation preference of $30.0 million. Prior to 2000, Prize was a closely held, non-public entity and the fair market value of the Prize Preferred was not readily determinable. During 2000, the common stock of Prize began to publicly trade on the American Stock Exchange and the Company's Prize Preferred shares were exchanged for 3,984,197 shares of Prize common stock ("Prize Common"). During 2000, the Company sold 3,370,982 shares of Prize Common and received cash in lieu of 33,964 shares of preferred in-kind dividends for a combined total of $59.7 million. The fair market value of the Company's remaining investment in 613,215 shares of Prize Common was $12.7 million as of December 31, 2000.

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

       As described in "Other price sensitivity" above, the Company owns 613,215 shares of Prize Common. The Company does not routinely acquire shares of common stock of publicly traded entities for investment purposes. The Prize Common was received by the Company in partial consideration for assets acquired from the Company by Prize.

       Derivative financial instruments. The Company has entered into interest rate, foreign exchange rate and commodity price derivative contracts to hedge interest rate, foreign exchange rate and commodity price risks. Although the Company is a party to certain derivative contracts that do not qualify for hedge accounting treatment and has entered into other derivative contracts in the past that did not qualify for hedge accounting treatment, the Company's policy is to limit its participation in derivative contracts to those that, in the opinion of management, reduce the Company's overall economic risk.

       As of December 31, 2000 and 1999, the Company was a party to the Btu swap contracts and as of December 31, 1999, it was also a party to the Canadian denominated foreign exchange rate swap and optional commodity calls that are described more fully in Quantitative Disclosures, above, and Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". These financial instruments do not qualify as hedges of commodity price or foreign exchange rate risk under generally accepted accounting standards.

       As of December 31, 2000, the Company's primary risk exposures associated with financial instruments to which it is a party include oil and gas price volatility and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                           Page

Consolidated Financial Statements of Pioneer Natural Resources Company:
   Independent Auditor's Report........................................      38
   Consolidated Balance Sheets as of December 31, 2000 and 1999........      39
   Consolidated Statements of Operations and Comprehensive Income
       (Loss) for the Years Ended December 31, 2000, 1999 and 1998.....      40
   Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2000, 1999 and 1998...........................      41
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999, and 1998................................      42
   Notes to Consolidated Financial Statements..........................      43
   Unaudited Supplementary Information.................................      71

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Pioneer Natural Resources Company:

       We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Natural Resources Company and subsidiaries at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                      Ernst & Young LLP



Dallas, Texas
January 29, 2001

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS
                                                                              December 31,
                                                                       -------------------------
                                                                           2000         1999
                                                                       -----------   -----------
Current assets:
  Cash and cash equivalents..........................................  $    26,159   $    34,788
  Accounts receivable:
    Trade, net.......................................................      123,497       116,456
    Affiliates.......................................................        2,157         2,119
  Inventories........................................................       14,842        13,721
  Deferred income taxes..............................................        4,800         5,800
  Other current assets...............................................       19,936        10,252
                                                                        ----------    ----------
      Total current assets...........................................      191,391       183,136
                                                                        ----------    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
    Proved properties................................................    3,187,889     2,997,335
    Unproved properties..............................................      229,205       257,583
  Accumulated depletion, depreciation and amortization...............     (902,139)     (751,956)
                                                                        ----------    ----------
                                                                         2,514,955     2,502,962
Deferred income taxes................................................       84,400        83,400
Other property and equipment, net....................................       25,624        43,006
Other assets, net....................................................      138,065       116,969
                                                                        ----------    ----------
                                                                       $ 2,954,435   $ 2,929,473
                                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...............................  $       -     $       828
  Accounts payable:
    Trade............................................................       96,646        86,442
    Affiliates.......................................................        5,629           426
  Interest payable...................................................       38,142        36,045
  Other current liabilities:
    Derivative obligations...........................................       24,957        17,852
    Other............................................................       51,140        55,220
                                                                        ----------    ----------
      Total current liabilities......................................      216,514       196,813
                                                                        ----------    ----------
Long-term debt, less current maturities..............................    1,578,776     1,745,108
Other noncurrent liabilities.........................................      225,740       169,438
Deferred income taxes................................................       28,500        43,500
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
    one share issued and outstanding.................................          -             -
  Common stock, $.01 par value; 500,000,000 shares authorized;
    101,268,754 shares issued at December 31, 2000; and
    100,876,789 shares issued at December 31, 1999...................        1,013         1,009
  Additional paid-in capital.........................................    2,352,608     2,348,448
  Treasury stock, at cost; 2,853,107 shares at December 31, 2000
    and 537,206 shares at December 31, 1999..........................      (37,682)      (10,384)
  Accumulated deficit................................................   (1,422,703)   (1,574,884)
  Accumulated other comprehensive income:
    Unrealized gain on available for sale securities.................        8,154           -
    Cumulative translation adjustment................................        3,515        10,425
                                                                        ----------    ----------
      Total stockholders' equity.....................................      904,905       774,614

Commitments and contingencies
                                                                        ----------    ----------
                                                                       $ 2,954,435   $ 2,929,473
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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except per share data)

                                                                    Year Ended December 31,
                                                             ----------------------------------
                                                                2000       1999        1998
                                                             ---------   ---------   ----------
Revenues:
  Oil and gas.............................................   $ 852,738   $ 644,646   $  711,492
  Interest and other......................................      25,775      89,657       10,452
  Gain (loss) on disposition of assets, net...............      34,184     (24,168)        (445)
                                                              --------    --------    ---------
                                                               912,697     710,135      721,499
                                                              --------    --------    ---------
Costs and expenses:
  Oil and gas production..................................     189,265     159,530      223,551
  Depletion, depreciation and amortization................     214,938     236,047      337,308
  Impairment of oil and gas properties....................         -        17,894      459,519
  Exploration and abandonments............................      87,550      65,974      121,858
  General and administrative..............................      33,262      40,241       73,000
  Reorganization..........................................         -         8,534       33,199
  Interest................................................     161,952     170,344      164,285
  Other...................................................      67,231      34,631       39,605
                                                              --------    --------    ---------
                                                               754,198     733,195    1,452,325
                                                              --------    --------    ---------
Income (loss) before income taxes and extraordinary item..     158,499     (23,060)    (730,826)
Income tax benefit (provision)............................       6,000         600      (15,600)
                                                              --------    --------    ---------
Income (loss) before extraordinary item...................     164,499     (22,460)    (746,426)
Extraordinary item - loss on early extinguishment
  of debt, net of tax.....................................     (12,318)        -            -
                                                              --------    --------    ---------
Net income (loss).........................................     152,181     (22,460)    (746,426)

Other  comprehensive  income  (loss):
  Unrealized  gains on  available  for sale
  securities:
     Unrealized holding gains.............................      33,828         -            -
     Less gains included in net income (loss).............     (25,674)        -            -
  Translation adjustment:
     Currency translation adjustment......................      (6,910)      8,358        2,903
     Realized translation adjustment......................         -          (836)         -
                                                              --------    --------    ---------
Comprehensive income (loss)...............................   $ 153,425   $ (14,938)  $ (743,523)
                                                              ========    ========    =========
Income (loss) per share:
  Basic:
     Income (loss) before extraordinary item..............   $    1.65   $    (.22)  $    (7.46)
     Extraordinary item...................................        (.12)        -            -
                                                              --------    --------    ---------
     Net income (loss)....................................   $    1.53   $    (.22)  $    (7.46)
                                                              ========    ========    =========
  Diluted:
     Income (loss) before extraordinary item..............   $    1.65   $    (.22)  $    (7.46)
     Extraordinary item...................................        (.12)        -            -
                                                              --------    --------    ---------
     Net income (loss)....................................   $    1.53   $    (.22)  $    (7.46)
                                                              ========    ========    =========
Weighted average basic shares outstanding.................      99,378     100,307      100,055
                                                              ========    ========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                               Accumulated Other
                                                                                              Comprehensive Income
                                              Additional            Unearned                -----------------------      Total
                                     Common    Paid-in    Treasury   Compen-   Accumulated  Investment  Translation   Stockholders'
                                      Stock    Capital      Stock    sation      Deficit       Gains    Adjustment       Equity
                                     -------  ----------  --------  ---------  -----------  ----------  -----------   ------------
Balance at January 1, 1998.........  $ 1,010  $2,359,992  $    (21) $(16,196)  $  (795,940)   $   -      $    -        $1,548,845

Common stock issued in settlement
  of litigation....................      -           342       -         -             -          -           -               342
Reduction in common stock
  issued for acquisition of
  Chauvco Resources Ltd............       (4)    (11,094)      -         -             -          -           -           (11,098)
Exercise of stock options..........      -             3       -         -             -          -           -                 3
Restricted shares awarded..........        2       3,053       -        (493)          -          -           -             2,562
Tax provision related to
  stock and option awards..........      -        (4,300)      -         -             -          -           -            (4,300)
Purchase of treasury stock.........      -           -     (10,367)      -             -          -           -           (10,367)
Amortization of unearned
  compensation.....................      -           -         -      16,689           -          -           -            16,689
Net loss...........................      -           -         -         -        (746,426)       -           -          (746,426)
Dividends ($.10 per share).........      -           -         -         -         (10,076)       -           -           (10,076)
Other comprehensive income:
  Currency translation adjustment..      -           -         -         -             -          -         2,903           2,903
                                      ------   ---------   -------   -------     --------      ------     -------       ---------
Balance at December 31, 1998.......    1,008   2,347,996   (10,388)      -      (1,552,442)       -         2,903         789,077
                                      ------   ---------   -------   -------    ----------     ------     -------       ---------
Exercise of stock options and
  employee stock purchases.........        1         249       -         -             -          -           -               250
Issuance of stock options under
  long-term incentive plan.........      -            25       -         -             -          -           -                25
Restricted shares awarded..........      -           178         4       -             -          -           -               182
Adjustment to dividends............      -           -         -         -              18        -           -                18
Realized translation adjustment....      -           -         -         -             -          -          (836)           (836)
Net loss...........................      -           -         -         -         (22,460)       -           -           (22,460)
Other comprehensive income:
  Currency translation adjustment..      -           -         -         -             -          -         8,358           8,358
                                      ------   ---------   -------   -------    ----------     ------     -------       ---------
Balance at December 31, 1999.......    1,009   2,348,448   (10,384)      -      (1,574,884)       -        10,425         774,614
                                      ------   ---------   -------   -------    ----------     ------     -------       ---------
Exercise of stock options and
  employee stock purchases.........        4       4,160       -         -             -          -           -             4,164
Purchase of treasury stock.........      -           -     (27,298)      -             -          -           -           (27,298)
Net income.........................      -           -         -         -         152,181        -           -           152,181
Other comprehensive income (loss):
  Unrealized gains on available
   for sale securities:
    Unrealized holdings gains......      -           -         -         -             -       33,828         -            33,828
    Gains included in net income...      -           -         -         -             -      (25,674)        -           (25,674)
  Currency translation adjustment..      -           -         -         -             -                   (6,910)         (6,910)
                                      ------   ---------   -------   -------    ----------     ------     -------       ---------
Balance at December 31, 2000.......  $ 1,013  $2,352,608  $(37,682) $    -     $(1,422,703)   $ 8,154    $  3,515      $  904,905
                                      ======   =========   =======   =======    ==========     ======     =======       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                                    2000         1999         1998
                                                                -----------   ----------   ----------
Cash flows from operating activities:
  Net income (loss)...........................................  $   152,181   $  (22,460)  $ (746,426)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depletion, depreciation and amortization...............      214,938      236,047      337,308
       Impairment of oil and gas properties...................          -         17,894      459,519
       Exploration expenses, including dry holes..............       66,959       50,030       92,311
       Deferred income taxes..................................      (10,600)         -         18,600
       (Gain) loss on disposition of assets, net..............      (34,184)      24,168          445
       Loss on early extinguishment of debt, net of tax.......       12,318          -            -
       Other noncash items....................................       72,475         (866)      66,300
     Change in operating assets and liabilities:
       Accounts receivable....................................       (7,486)      (7,393)      85,413
       Inventory..............................................       (2,789)        (952)       2,714
       Other current assets...................................       (9,896)      (2,335)          30
       Accounts payable.......................................       26,260      (18,683)     (29,800)
       Interest payable.......................................        2,097        2,851       15,545
       Other current liabilities..............................      (52,177)     (23,067)      12,117
                                                                 ----------    ---------    ---------
       Net cash provided by operating activities..............      430,096      255,234      314,076
                                                                 ----------    ---------    ---------
Cash flows from investing activities:
  Proceeds from disposition of assets.........................      102,736      390,531       21,876
  Additions to oil and gas properties.........................     (299,682)    (179,669)    (507,337)
  Other property dispositions (additions), net................        2,445      (11,867)     (31,546)
                                                                 ----------    ---------    ---------
       Net cash provided by (used in) investing activities....     (194,501)     198,995     (517,007)
                                                                 ----------    ---------    ---------
Cash flows from financing activities:
  Borrowings under long-term debt.............................      922,607      355,493      947,180
  Principal payments on long-term debt........................   (1,099,935)    (793,919)    (711,524)
  Payments of other noncurrent liabilities....................      (29,759)     (34,002)     (17,091)
  Purchase of treasury stock..................................      (27,298)         -        (10,367)
  Deferred loan fees/issuance costs...........................      (13,847)      (6,891)      (7,189)
  Dividends...................................................          -            -        (10,076)
  Exercise of stock options and employee stock purchases......        4,164          250          -
                                                                 ----------    ---------    ---------
       Net cash provided by (used in) financing activities....     (244,068)    (479,069)     190,933
                                                                 ----------    ---------    ---------
Net decrease in cash and cash equivalents ....................       (8,473)     (24,840)     (11,998)
Effect of exchange rate changes on cash and cash equivalents..         (156)         407         (494)
Cash and cash equivalents, beginning of year..................       34,788       59,221       71,713
                                                                 ----------    ---------    ---------
Cash and cash equivalents, end of year........................  $    26,159   $   34,788   $   59,221
                                                                 ==========    =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



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

       Investments in non-affiliated equity securities that have a readily determinable fair value are classified as "trading securities" if management's current intent is to hold them for only a short period of time; otherwise, they are accounted for as "available-for-sale" securities. The Company re-evaluates the classification of investments in non-affiliated equity securities at each balance sheet date. The carrying value of trading securities and available-for-sale securities are adjusted to fair value as of each balance sheet date. Unrealized holding gains are recognized for trading securities in interest and other revenue, and unrealized holding losses are recognized in other expense during the periods in which changes in fair value occur. Unrealized holding gains and losses are recognized for available-for-sale securities as credits or charges to stockholders' equity and other comprehensive income (loss) during the periods in which changes in fair value occur. The Company did not have any investments in available-for-sale securities during the years ended December 31, 1999 or 1998.

       Investments in non-affiliated equity securities that do not have a readily determinable fair value are measured at the lower of their original cost or the net realizable value of the investment.

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

       Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


expenditures are expensed. The Company capitalizes interest on expenditures for significant development projects until such projects are ready for their intended use.

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

       Generally, capitalized costs of individual properties sold or abandoned are charged to accumulated depletion, depreciation and amortization with the proceeds from the sales of individual properties credited to property costs; no gain or loss is recognized until the entire amortization base is sold. However, gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

       If significant, the Company accrues the estimated future costs to plug and abandon wells under the unit-of- production method. The charge, if any, is reflected in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) as abandonment expense while the liability is reflected in the accompanying Consolidated Balance Sheets as other liabilities. Plugging and abandonment liabilities assumed in a business combination accounted for as a purchase are recorded at fair value. At December 31, 2000 and 1999, the Company has recognized plugging and abandonment liabilities of $42.0 million and $44.2 million, respectively.

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

       Unproved oil and gas properties that are individually significant are periodically assessed for impairment by comparing their cost to their estimated value on a project-by-project basis. The estimated value is affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time by recording an allowance. The remaining unproved oil and gas properties are aggregated and an overall impairment allowance is provided based on the Company's historical experience.

       Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held.

       Environmental. The Company's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability are fixed or reliably determinable.

       Revenue recognition. The Company uses the entitlements method of accounting for oil, natural gas liquids ("NGL") and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2000 and 1999, entitlement liabilities totaled $19.0 million and $15.5 million, respectively, and entitlement assets totaled $33.7 million and $33.0 million, respectively.

       Stock-based compensation. The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has reported the disclosures required by Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation" ("SFAS 123") in Note F below.

       Derivatives and hedging. Prior to January 1, 2001, the following criteria were required to be met in order for the Company to account for a derivative instrument as a hedge of an existing asset or liability, or of a forecasted transaction: an asset, liability or forecasted transaction must have existed that exposed the Company to price, interest rate or foreign exchange rate risk that was not offset in another asset or liability; the derivative instrument must have reduced that price, interest rate or foreign exchange rate risk; and, the derivative instrument must have been designated as a hedge at the inception of the instrument and throughout the hedge period. Additionally, in order to qualify as a hedge, there must have been clear correlation between changes in the fair value or expected cash flows of the derivative instrument and the fair value or expected cash flows of the hedged asset or liability, or forecasted transaction, such that changes in the derivative instrument offset the effect of price, interest rate or foreign exchange rate changes on the exposed items.

       Prior to January 1, 2001, gains or losses realized from derivative instruments that qualified as hedges were deferred as assets or liabilities until the underlying hedged asset, liability or transaction monetized, matured or was otherwise recognized under generally accepted accounting principles. When recognized in net income (loss), hedge gains and losses are classified as components of the commodity prices, interest or foreign exchange rates that the derivative instrument hedged. Derivative instruments that are not hedges are recorded at fair value, as assets or liabilities. Changes in the fair values of non-hedge derivative instruments are recognized as other income or other expense during the periods in which their fair values change. See Note H for a description of the specific types of derivative transactions in which the Company participates.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the provisions of which the Company will adopt effective January 1, 2001.

       SFAS  133  requires  the   accounting   recognition   of  all  derivative
instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income (loss) until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income (loss).

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       The adoption of SFAS 133 will result in a January 1, 2001 transition adjustment to (i) reclassify $57.8 million of deferred losses on terminated hedge positions from other assets (including $11.6 million of other current assets), (ii) increase other current assets, other assets and other current liabilities by $7.0 million, $6.2 million and $147.1 million, respectively, to record the fair value of open hedge derivatives, (iii) increase the carrying value of hedged long-term debt by $6.2 million and (iv) reduce stockholders' equity by $197.9 million for the net impact of items (i) through (iii) above. The $197.9 million reduction in stockholders' equity will be reflected as a transition adjustment in other comprehensive income (loss) as of January 1, 2001.

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

       The exchange rates used in the preparation of these consolidated financial statements appear below:

                                                                           December 31,
                                                                      ---------------------
                                                                      2000    1999    1998
                                                                      -----   -----   -----

    U.S. Dollar from Canadian Dollar - Balance Sheets...............  .6671   .6915   .6534
    U.S. Dollar from Canadian Dollar - Statements of Operations.....  .6650   .6700   .6740

       Reclassifications. Certain reclassifications have been made to the 1999 and 1998 amounts to conform to the 2000 presentation.

NOTE C.     Disclosures About Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 (in thousands):

                                                                 2000                    1999
                                                         --------------------    -------------------
                                                         Carrying     Fair       Carrying    Fair
                                                           Value      Value        Value     Value
                                                         --------   ---------    --------   --------
Financial assets:
  Investment in non-affiliated entity..................  $ 12,724   $  12,724    $ 30,000   $    -
Financial liabilities - long-term debt:
  Practicable to estimate fair value:
     Line of credit....................................  $225,000   $ 225,000    $825,000   $825,000
     8-7/8% senior notes due 2005......................  $150,000   $ 153,000    $150,000   $149,189
     8-1/4% senior notes due 2007......................  $150,661   $ 148,125    $149,482   $141,903
     6-1/2% senior notes due 2008......................  $348,691   $ 315,000    $348,550   $297,313
     9-5/8% senior notes due 2010......................  $423,577   $ 480,375    $    -     $    -
     7-1/5% senior notes due 2028......................  $249,910   $ 193,750    $249,909   $187,825
  Not practicable to estimate fair value:
     Other long-term debt..............................  $ 30,937   $     -      $ 22,995   $    -
Derivative financial instrument assets (liabilities),
  including off-balance sheet instruments (see Note H):
     Interest rate swaps...............................  $    -     $   6,216    $    -     $    -
     Foreign currency agreements.......................  $    -     $     -      $ (4,168)  $ (4,168)
     Commodity price hedges............................  $(52,253)  $(192,306)   $  1,672   $(26,213)
     Btu swap agreements...............................  $(25,507)  $ (25,507)   $(13,218)  $(13,218)
     Other non-hedge commodity derivatives ............  $    -     $     -      $(13,259)  $(13,259)


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

       Investments in non-affiliated entity. On December 31, 1999, the Company owned 2,376.923 shares of Prize Energy Corp. ("Prize") six percent convertible preferred stock ("Prize Preferred") having an original liquidation preference of $30.0 million. Prior to February 9, 2000, Prize was a closely held, non-public entity and the fair market value of the Prize Preferred was not readily determinable. On February 9, 2000, the common stock of Prize ("Prize Common") began to publicly trade on the American Stock Exchange. At that time, the Company's Prize Preferred was exchanged for 3,984,197 shares of Prize Series A 6% Convertible Preferred Stock ("Prize Senior A Preferred"). On March 31, 2000, the Company and Prize converted the Company's 3,984,197 shares of Prize Senior A Preferred to 3,984,197 shares of Prize Common, received cash in lieu of 33,964 shares of preferred in-kind dividends and the Company sold to Prize 1,346,482 shares of the Prize Common for a combined cash total of $18.6 million. During 2000, the Company sold an additional 2,024,500 shares of Prize Common in the open market for $41.1 million (see Note K for additional information regarding Prize stock divestitures). The fair market value of the Company's remaining investment in 613,215 shares of Prize Common was $12.7 million as of December 31, 2000 and is included in other assets in the accompanying Consolidated Balance Sheet.

       Long-term debt. The carrying amount of borrowings outstanding under the Company's line of credit (see Note D) approximates fair value because these instruments bear interest at variable market rates. The fair values of each of the senior note issuances were based on quoted market prices for each of these issues.

       It was not practicable to estimate the fair value of certain of the long-term debt obligations because quoted market prices are not available and the Company does not have a current borrowing rate which could be used as a comparable rate for the stated maturities of the obligations.

       Interest rate swaps, foreign currency swap contracts and commodity price swap and collar contracts. The fair value of interest rate swaps, foreign currency contracts and commodity price swap and collar contracts are estimated from quotes provided by the counterparties to these instruments and represent the estimated amounts that the Company would expect to receive or pay to terminate the agreements. See Note H for a description of each of these instruments, including whether the derivative contract qualifies for hedge accounting treatment or is considered a speculative derivative instrument.

NOTE D.        Long-term Debt

       Long-term debt consisted of the following at December 31, 2000 and 1999:

                                                               December 31,
                                                        -------------------------
                                                           2000           1999
                                                        ----------    -----------
                                                            (in thousands)

Line of credit.......................................   $  225,000    $  825,000
8-7/8% senior notes due 2005.........................      150,000       150,000
8-1/4% senior notes due 2007 (net of discount).......      150,661       149,482
6-1/2% senior notes due 2008 (net of discount).......      348,691       348,550
9-5/8% senior notes due 2010 (net of discount).......      423,577           -
7-1/5% senior notes due 2028 (net of discount).......      249,910       249,909
Other................................................       30,937        22,995
                                                         ---------     ---------
                                                         1,578,776     1,745,936
Less current maturities..............................          -             828
                                                         ---------     ---------
                                                        $1,578,776    $1,745,108
                                                         =========     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       Maturities of long-term debt at December 31, 2000 are as follows (in thousands):

             2001........................................    $      -
             2002........................................    $      -
             2003........................................    $      -
             2004........................................    $      -
             2005........................................    $  375,000
             Thereafter..................................    $1,203,776

       Line of credit. On May 31, 2000, the Company entered into a $575.0 million credit agreement (the "Credit Agreement") with a syndication of banks (the "Banks") that matures on March 1, 2005. Outstanding borrowings under the Credit Agreement totaled $225.0 million as of December 31, 2000. The Credit Agreement replaced the Company's prior revolving credit facility that had a maturity date of August 7, 2002 (the "Prior Credit Facility"). Outstanding borrowings under the Prior Credit Facility totaled $825.0 million as of December 31, 1999. Advances under the Credit Agreement bear interest, at the option of the Company, based on (a) a base rate equal to the higher of the Bank of America, N.A. prime rate (9.50 percent at December 31, 2000) or a rate per annum based on the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System (6.50 percent at December 31, 2000), plus 50 basis points; plus a eurodollar margin (the "Eurodollar Margin") less 125 basis points, (b) a Eurodollar rate, substantially equal to the London Interbank Offered Rate ("LIBOR") (6.3987 percent at December 31, 2000), plus a Eurodollar Margin, or (c) a fixed rate (for aggregate advances not exceeding $50 million) as quoted by the Banks pursuant to a request by the Company. The Eurodollar Margin is based on a grid of the Company's debt ratings and ratio of total debt to earnings before gain or loss on the disposition of assets; interest expense; income taxes; depreciation, depletion and amortization expense; exploration expense and other noncash expenses (the "Total Leverage Ratio"). As of December 31, 2000, the Eurodollar Margin is 125 basis points. As a result of the early extinguishment of the Prior Credit Facility, the Company recognized an extraordinary loss of $12.3 million, net of taxes, during the quarter ended June 30, 2000.

       The Credit Agreement imposes certain restrictive covenants on the Company, including the maintenance of a Total Leverage Ratio not to exceed 4.00 to 1.00 through September 30, 2002 and 3.75 to 1.00 thereafter; maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00; a limitation on the Company's total debt; and, restrictions on certain payments.

       Senior notes. The Company's senior notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. In addition, the Company is a holding company that conducts all of its operations through subsidiaries; consequently, the senior notes issuances are structurally subordinated to all obligations of its subsidiaries. Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary, has fully and unconditionally guaranteed the senior note issuances. See Note Q for a discussion of Pioneer USA debt guarantees and Consolidating Financial Statements. Interest on the Company's senior notes is payable semi-annually.

       During April 2000, the Company issued $425.0 million of 9-5/8% Senior Notes Due April 1, 2010 (the "9-5/8% Senior Notes"). The 9-5/8% Senior Notes were issued at a discount of .353 percent and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $415.4 million. The net proceeds from the issuance of the 9-5/8% Senior Notes were used to reduce outstanding borrowings under the Company's Prior Credit Facility. The 9-5/8% Senior Notes contain various restrictive covenants, including restrictions on the incurrence of additional indebtedness and certain payments defined within the associated indenture.

       Interest expense. The following amounts have been charged to interest expense for the years ended December 31, 2000, 1999 and 1998:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                                                                        2000        1999         1998
                                                                     ---------    ---------    ---------
                                                                               (in thousands)

     Cash payments for interest...................................   $ 147,156    $ 150,929    $ 135,811
     Accretion/amortization of discounts or premiums on loans.....       7,995        8,401       10,688
     Amortization of capitalized loan fees........................       2,769        2,686        1,142
     Net change in accruals.......................................       4,032        8,328       16,644
                                                                      --------     --------     --------
                                                                     $ 161,952    $ 170,344    $ 164,285
                                                                      ========     ========     ========

NOTE E.        Related Party Transactions

       Activities with affiliated partnerships. The Company, through its wholly-owned subsidiaries, has in the past sponsored certain affiliated partnerships, including 44 drilling partnerships, three public income partnerships and 13 affiliated employee partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. In 1992, the Company discontinued sponsoring public and private oil and gas development drilling partnerships, income partnerships and affiliated employee partnerships.

       In December 2000, the Company received the approval of the partners of 13 employee partnerships to merge with Pioneer USA for a purchase price of $2.0 million. Of the total purchase price, $317 thousand was paid to current Company employees. Additionally, during 2000, the Company purchased all of the direct oil and gas interests held by the Company's Chairman of the Board and Chief Executive Officer for $195 thousand.

       During each of the years 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drills. The partners in the Direct Investment Partnerships formed in 1994, 1993 and 1992 pay and receive approximately .337 percent, 1.5375 percent and 1.865 percent, respectively, of the costs and revenues attributable to the Company's interest in the wells in which such Direct Investment Partnership participates. The Company discontinued the formation of Direct Investment Partnerships in 1995. In November 2000, the Company exercised its right under the Direct Investment Partnership agreements to purchase each partner's interest in their respective Direct Investment Partnership. The Company paid $4.3 million to complete the purchase, of which $887 thousand was paid to current Company employees.

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

       The activities with affiliated partnerships are summarized for the following related party transactions for the years ended December 31, 2000, 1999 and 1998:

                                                                     2000     1999     1998
                                                                    ------   ------   ------
                                                                         (in thousands)
     Receipt of lease operating and supervision charges
        in accordance with standard industry operating
        agreements..............................................    $9,222   $9,059   $9,021
     Reimbursement of general and administrative expenses.......    $1,550   $  744   $  739

       Prize divestiture. As further disclosed in Note K, the Company sold certain oil and gas properties, gas plants and other assets to Prize during 1999. Associated with these transactions, the Company received $245.0 million of proceeds, including 2,307.693 shares of Prize Preferred valued at $30.0 million. The board of directors of Prize is partially comprised of Mr. Philip P. Smith, the Chief Executive Officer; Mr. Kenneth A. Hersh; and Mr. Lon C. Kile. Messrs. Smith and Hersh were members of the Board of Directors of the Company and resigned their positions with the Company during the second quarter of 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Similarly, Mr. Lon C. Kile resigned his position as Executive Vice President of the Company to accept the position of President and Chief Operating Officer of Prize. The sale of the assets to Prize was initiated through an auction process which, upon receipt of Prize's initial offer, was placed under the supervision of a special independent committee (comprised of outside directors unrelated to Prize) of the Company's Board of Directors. The independent committee reviewed and considered all offers presented to the Company for the purchase of the assets acquired by Prize. The Prize offer was approved by the special independent committee as being the best offer presented (see Notes C and K for information pertaining to the Company's investment in Prize and the divestiture of assets to Prize).

       Consulting fee. Effective January 1, 1999, the Company entered into an amended and restated agreement with Rainwater, Inc., whereby the Company will pay Rainwater, Inc. $300,000 per year and reimburse Rainwater, Inc. for certain expenses in consideration for certain consulting and financial analysis services provided to the Company by Rainwater, Inc. and its representatives. The term of this agreement expires on December 31, 2003. During 2000, 1999 and 1998, consulting and financial analysis services provided to the Company totaled $300,000, $325,000 and $400,000, respectively, plus expenses. Richard E. Rainwater, who resigned from the Company's Board of Directors during 2000, is the sole shareholder of Rainwater, Inc.

NOTE F.     Incentive Plans

Retirement Plans

       Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary. The Company will then provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $611 thousand, $508 thousand and $742 thousand for 2000, 1999 and 1998, respectively.

       401(k) plan. The Pioneer Natural Resources USA, Inc. 401(k) Plan (the "401(k) Plan") is a defined contribution pension plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount of not less than two percent nor more than 12 percent of their annual salary into the 401(k) Plan. Each participant's account is credited with the participant's contributions and an allocation of the 401(k) Plan's earnings. Participants are fully vested in their account balances.

       Matching plan. The Pioneer Natural Resources USA, Inc. Matching Plan (the "Matching Plan") is a money purchase pension plan which accumulates benefits to participants. All regular full-time and part-time employees of Pioneer USA become eligible to participate in the Matching Plan concurrent with their eligibility to participate in the 401(k) Plan. All Matching Plan contributions are made in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's basic compensation (the "Matching Contribution"). Each participant's account is credited with their Matching Contribution and an allocation of Matching Plan earnings. Participants proportionately vest in their account balances over a four year period, at the end of which they are fully vested in their account balances. During the years ended December 31, 2000, 1999 and 1998, the Company recognized compensation expense of $3.4 million, $3.1 million and $4.2 million, respectively, as a result of Matching Contributions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


Long-Term Incentive Plan

       In August 1997, the Company's stockholders approved a long-term incentive plan (the "Long-Term Incentive Plan"), which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding minus the total number of shares of common stock subject to outstanding awards that are exercisable on or within 60 days subsequent to the date of calculation under any stock-based plan for the directors, officers or employees of the Company.

       The following table calculates the number of shares or options available for grant under the Company's Long- Term Incentive Plan as of December 31, 2000 and 1999:

                                                                                      December 31,
                                                                               -------------------------
                                                                                   2000         1999
                                                                               -----------   -----------

  Shares outstanding.........................................................   98,415,647   100,339,583
  Outstanding exercisable options............................................    4,355,144     4,289,675
                                                                               -----------   -----------
                                                                               102,770,791   104,629,258
                                                                               ===========   ===========
  Maximum shares/options allowed under the Long-Term Incentive Plan..........   10,277,079    10,462,926
  Less:  Outstanding awards under Long-Term Incentive Plan...................   (5,514,057)   (4,832,412)
         Outstanding options under Mesa 1991 stock option plan...............     (145,976)     (149,547)
         Outstanding options under Mesa 1996 incentive plan..................     (319,998)     (372,855)
         Outstanding options under Parker & Parsley long-term incentive plan.     (530,528)     (887,075)
                                                                               -----------   -----------
  Shares/options available for future grant..................................    3,766,520     4,221,037
                                                                               ===========   ===========

       Stock option awards. The Company has a program of awarding semi-annual stock options to its officers and employees and annual stock options to its non-employee directors, as part of their annual compensation. This program provides for annual awards at an exercise price based upon the closing sales price of the Company's common stock on the day prior to the date of grant. Employee Stock Option awards vest over an 18 month or three year schedule and provide a five year exercise period from each vesting date. Non-employee directors' stock options vest quarterly and provide for a five year exercise period from each vesting date. The Company granted 1,439,035, 1,945,135 and 2,146,553 options under the Long-Term Incentive Plan during 2000, 1999 and 1998, respectively.

       Restricted stock awards. There were no restricted stock awards to employees or non-employee directors during the year ended December 31, 2000. During 1999 and 1998, the Company awarded an aggregate of 6,200 shares and 137,086 shares, respectively, of restricted stock at an average price per share of $29.56 in 1999 and $21.13 in 1998.

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

       SFAS 123 disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                                                        For the Year Ended  December 31,
                                                        --------------------------------
                                                          2000       1999        1998
                                                        --------   --------   ----------
                                                    (in thousands, except per share amounts)

          Net income (loss)..........................   $148,018   $(25,269)   $(775,349)
          Basic net income (loss) per share..........   $   1.49   $   (.25)   $   (7.75)
          Diluted net income (loss) per share........   $   1.48   $   (.25)   $   (7.75)

       Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998:

                                                        For the Year Ended  December 31,
                                                        -------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------

          Risk-free interest rate....................      5.66%      6.59%      5.45%
          Expected life..............................    5 years    6 years    6 years
          Expected volatility........................        50%        48%        36%
          Expected dividend yield....................        -          -         .56%

       A summary of the Company's stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, are presented below:

                                             For the Year Ended     For the Year Ended     For the Year Ended
                                             December 31, 2000      December 31, 1999      December 31, 1998
                                            --------------------   --------------------   ---------------------
                                                        Weighted               Weighted                Weighted
                                             Number      Average    Number      Average    Number       Average
                                            of Shares     Price    of Shares     Price    of Shares      Price
                                            ---------   --------   ---------   --------   ----------   --------
Non-statutory stock options:
  Outstanding, beginning of year.......     6,241,889   $  19.45   4,580,030   $  24.83    3,541,145   $  31.63
    Options granted....................     1,439,035   $  10.32   1,945,135   $   9.10    2,146,553   $  19.22
    Options forfeited..................      (798,058)  $  18.05    (256,576)  $  38.29   (1,106,835)  $  35.75
    Options exercised..................      (372,307)  $  10.78     (26,700)  $   5.81         (833)  $  14.25
                                            ---------              ---------              ----------
  Outstanding, end of year.............     6,510,559   $  18.10   6,241,889   $  19.45    4,580,030   $  24.83
                                            =========              =========              ==========

  Exercisable at end of year...........     3,897,187   $  23.47   4,038,341   $  24.62    3,937,113   $  26.60
                                            =========              =========              ==========

Weighted average fair value of options
  granted during the year..............     $    4.88              $    4.21              $     8.21
                                             ========               ========               =========

       The following table summarizes information about the Company's stock options outstanding at December 31, 2000:

                                     Options Outstanding                          Options Exercisable
                  -----------------------------------------------------   -------------------------------------
                       Number         Weighted Average      Weighted                               Weighted
   Range of        Outstanding at        Remaining          Average        Number Exercisable        Average
Exercise Prices   December 31, 2000   Contractual Life   Exercise Price   at December 31, 2000   Exercise Price
---------------   -----------------   ----------------   --------------   --------------------   --------------

   $   5-11           1,598,810           5.73 years        $   7.83             261,479          $   8.92
   $  12-18           2,459,945           4.88 years        $  14.22           1,183,904          $  15.87
   $  19-26             602,539           3.84 years        $  23.49             602,539          $  23.49
   $  27-30           1,757,291           2.58 years        $  29.63           1,757,291          $  29.63
   $  31-82              91,974           3.31 years        $  45.00              91,974          $  45.00
                      ---------                                                ---------
                      6,510,559                                                3,897,187
                      =========                                                =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       During 1998, the Company recognized $16.7 million of expenses related to benefits provided under the Long- Term Incentive Plan.

Employee Stock Purchase Plan

       During 1997, the Company established an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to annually purchase Pioneer common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of employees' pay (subject to certain ESPP limits) during the nine month offering period. Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each annual offering period, whichever closing sales price is lower.

NOTE G.     Commitments and Contingencies

       Severance agreements. The Company has entered into severance agreements with its officers, subsidiary company officers and certain key employees.
Salaries and bonuses for the Company's officers are set by the Compensation Committee for the parent company officers and the Management Committee for subsidiary company officers and key employees. These committees can grant increases or reductions to base salary at their discretion. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total approximately $9.2 million.

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

       Masterson. In February 1992, the current lessors of an oil and gas lease (the "Gas Lease") dated April 30, 1955, between R.B. Masterson et al., as lessor, and Colorado Interstate Gas Company ("CIG"), as lessee, sued CIG in Federal District Court in Amarillo, Texas, claiming that CIG had underpaid royalties due under the Gas Lease. Under the agreements with CIG, the Company, as successor to MESA Inc. ("Mesa"), has an entitlement to gas produced from the Gas Lease. In August 1992, CIG filed a third-party complaint against the Company for any such royalty underpayment which may be allocable to the Company. Plaintiffs alleged that the underpayment was the result of CIG's use of an improper gas sales price upon which to calculate royalties and that the proper price should have been determined pursuant to a "favored-nations" clause in a July 1, 1967 amendment to the Gas Lease. The plaintiffs also sought a declaration by the court as to the proper price to be used for calculating future royalties.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


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

       On June 7, 1996, the plaintiffs filed a separate suit against CIG and the Company in state court in Amarillo, Texas, similarly claiming underpayment of royalties under the "favored-nations" clause, but based upon the above-described pricing-scheme to pricing-scheme comparison on a well-by-well monthly basis. The plaintiffs also claim underpayment of royalties since June 7, 1995 under the "favored-nations" clause based upon either the pricing-scheme to pricing-scheme method or their previously alleged higher price method. The Company believes it has several defenses to this action and intends to contest it vigorously. The Company has not yet determined the amount of damages, if any, that would be payable if such action was determined adversely to the Company.

       Based on the final judgment which has been affirmed by the Fifth Circuit Court of Appeals, the Company does not currently expect the ultimate resolution of the second lawsuit to have a material adverse effect on its financial position or results of operations.

       Kansas ad valorem tax. The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for gas. Based on a Federal Energy Regulatory Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, Mesa collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasoned basis for its findings and remanded the case to the FERC for further consideration.

       On December 1, 1993, the FERC issued an order reversing its prior ruling, but limiting the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. The FERC clarified the effective date of its decision by an order dated May 18, 1994. The order clarified that the effective date applies to tax bills rendered after June 28, 1988, not sales made on or after that date. Numerous parties filed appeals on the FERC's action in the D.C. Circuit. Various gas producers challenged the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) the FERC's ruling should, in any event, have been applied prospectively. Other parties challenged the FERC's orders on the grounds that the FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

       The D.C. Circuit issued its decision on August 2, 1996, which holds that producers must make refunds of all Kansas ad valorem tax collected with respect to production since October 4, 1983, as opposed to June 28, 1988. Petitions for rehearing were denied on November 6, 1996. Various gas producers subsequently filed a petition for writ of certiori with the United States Supreme Court seeking to limit the scope of the potential refunds to tax bills rendered on or after June 28, 1988 (the effective date originally selected by the FERC). Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non- recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of December 31, 2000 and 1999, the Company had on deposit $28.1 million and $31.3 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets. During 2000, the Company paid $3.9 million in partial settlement of original claims presented under this litigation.

       Lease agreements. The Company leases equipment and office facilities under noncancellable operating leases on which rental expense for the years ended December 31, 2000, 1999 and 1998 was approximately $7.0 million, $6.9 million and $8.9 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 2000 are as follows (in thousands):

       2001............................................    $ 5,852
       2002............................................    $ 4,691
       2003............................................    $ 4,056
       2004............................................    $ 3,605
       2005............................................    $ 2,335
       Thereafter......................................    $ 1,360

NOTE H.     Derivative Financial Instruments

       The Company, from time to time, uses derivative instruments to manage interest rate, foreign exchange rate and commodity price risks. Associated therewith, the Company is exposed to credit losses if the counterparties to the derivative instruments fail to perform. The Company uses credit and other financial criteria to select counterparties and, based thereon, believes that the Company's counterparties will be able to fully satisfy their obligations under the contracts. Although the Company does not obtain collateral or otherwise secure derivative instruments, associated credit risk is mitigated by monitoring the credit standing of the counterparties on an ongoing basis.

Hedge Derivatives

       Interest rate swap agreements. During 2000, the Company entered into interest rate swap agreements to hedge the fair value of a portion of its fixed rate debt. The interest rate swap agreements are for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of
8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the periodic three month LIBOR plus a weighted average margin rate of 178.2 basis points. During 1999 and 1998, the Company was a party to a series of interest rate swap agreements that matured during May and June 1999. Under the terms of the interest rate swap agreements, the Company paid a variable rate on a notional amount of $150 million of debt and received a fixed annual rate of 6.62 percent on the notional amount. The accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2000, 1999 and 1998 include reductions in interest expense of $294 thousand, $849 thousand and $356 thousand, respectively, associated with interest rate swap agreements accounted for as hedges.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       Commodity hedges. The Company utilizes swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce price risk associated with certain capital projects.

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of December 31, 2000:

                                                                                                      Yearly
                                         First          Second          Third          Fourth       Outstanding
                                        Quarter         Quarter        Quarter         Quarter        Average
                                     -------------   -------------   ------------   -------------  -------------
Daily oil production:
   2001 - Swap Contracts
     Volume (Bbl)..................         11,444           7,681          5,033           2,000          6,510
     Price per Bbl.................  $       28.79   $       29.38   $      29.84   $       30.14  $       29.27

   2001 - Collar Contracts
     Volume (Bbl)..................          7,000           7,000          2,000           2,000          4,479
     Price per Bbl.................  $19.29-$23.33   $19.29-$23.33   $25.00-$31.43  $25.00-$31.43  $20.57-$25.15

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized (excluding hedge results) and reported, and the net effects of settlements of oil price hedges to revenue:

                                                              Year Ended December 31,
                                                           ---------------------------
                                                             2000      1999      1998
                                                           -------   -------   -------

     Average price reported per Bbl.....................   $ 24.01   $ 15.36   $ 13.08
     Average price realized per Bbl.....................   $ 28.81   $ 16.23   $ 11.93
     Addition (reduction) to revenue (in millions)......   $ (60.1)  $ (13.4)  $  24.8

        Natural gas liquids. During the years ended December 31, 2000, 1999 and 1998, the Company did not enter into any NGL hedge contracts.

       Gas. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of December 31, 2000:

                                                                                              Yearly
                                        First        Second         Third        Fourth     Outstanding
                                       Quarter       Quarter       Quarter       Quarter      Average
                                     -----------   -----------   -----------   ----------   -----------
Daily gas production:
   2001 - Swap Contracts
     Volume (Mcf)..................      159,223        49,223        49,223        49,223       76,346
     Index price per MMBtu.........  $      6.80   $      2.25   $      2.25   $      2.25  $      4.59

   2001 - Collar Contracts
     Volume (Mcf)..................       54,482        54,482        54,482        54,482       54,482
     Index price per MMBtu.........  $2.11-$2.73   $2.11-$2.73   $2.11-$2.73   $2.11-$2.73  $2.11-$2.73

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both realized (excluding hedge results) and reported, and the net effects of settlements of gas price hedges to revenue:

                                                           Year Ended December 31,
                                                          ------------------------
                                                           2000     1999     1998
                                                          ------   ------   ------

     Average price reported per Mcf...................    $ 2.81   $ 1.90   $ 1.82
     Average price realized per Mcf...................    $ 3.03   $ 1.84   $ 1.80
     Addition/(reduction) to revenue (in millions)....    $(29.0)  $  9.4   $  3.6

      Deferred commodity hedge losses. The Company records the losses realized from terminating hedges prior to their scheduled maturity as deferred losses. The deferred hedge losses are recorded in the accompanying Consolidated Balance Sheets as either other current assets or other assets based on their original maturity dates, and are amortized to oil and gas revenues during their original maturity periods. The Company has recorded the future settlement obligations associated with these deferred losses in the accompanying Consolidated Balance Sheets as current derivative obligations and other noncurrent liabilities. The following table summarizes the deferred commodity hedge losses recorded by the Company as of December 31, 2000 and 1999:

                                                     As of December 31,
                                                    -------------------
                                                      2000        1999
                                                    --------    -------
                                                       (in thousands)
      Current deferred hedge losses:
        Oil......................................   $  8,745    $ 1,672
        Gas......................................      2,863      1,446
                                                     -------     ------
                                                    $ 11,608    $ 3,118
                                                     =======     ======
      Noncurrent deferred hedge losses:
        Oil......................................   $    -      $   288
        Gas......................................     46,192        171
                                                     -------     ------
                                                    $ 46,192    $   459
                                                     =======     ======

      In accordance with SFAS 133, the Company's deferred hedge losses at December 31, 2000 will be reclassified from current assets and other assets to accumulated other comprehensive income in stockholders' equity, effective January 1, 2001. This reclassification of the Company's deferred hedge losses comprises a portion of the SFAS 133 transition adjustment previously referred to in "Derivatives and hedging", above.

Non-hedge Derivatives

       As of December 31, 2000 and 1999, the Company has recognized liabilities in the accompanying Consolidated Balance Sheets of $25.5 million and $30.6 million, respectively, associated with non-hedge derivative instruments. See Note C for information regarding the Company's determination of the fair values of derivative instruments. During the years ended December 31, 2000, 1999 and 1998, the Company recognized mark-to-market charges of $58.5 million, $27.0 million and $21.2 million, respectively.

       Foreign currency agreements. The Company was a party to a series of forward foreign exchange rate swap agreements that exchanged Canadian dollars for United States dollars. These agreements matured during 2000. As these contracts did not qualify as hedges, the Company recorded mark-to-market adjustments to increase the associated contract liabilities by $1.9 million during 2000 and to decrease the associated contract liabilities by $5.9 million during 1999.

       Btu swap agreements. During 1996, Mesa entered into Btu swap agreements covering 13,036 MMBtu per day from January 1, 1997 through December 31, 2004. Under the terms of these agreements, the Company received a premium of $.52 per

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


MMBtu over market gas prices from January 1, 1997 through December 31, 1998. Additionally, the Company receives 10 percent of the NYMEX oil price for the volumes covered for a six-year period ending December 31, 2004. As these
derivative   contracts   do  not  qualify  as  hedges,   the  Company   recorded
mark-to-market adjustments to increase the carrying value of the Btu swap liability by $14.6 million during the year ended December 31, 2000 and to reduce the carrying value of the Btu swap liability by $222 thousand during the year ended December 31, 1999. During 2000, the Company terminated its position in the Btu swap agreements for the 2001 volumes and locked-in a loss of $6.7 million related to the terminated positions. The remaining contracts will continue to be marked- to-market at the end of each reporting period during their respective lives. The related effects on the Company's results of operations in future periods could be significant.

       Other non-hedge commodity derivatives. During 1999, the Company sold call options that provided the counterparties an option to exercise calls either on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, or on 100,000 MMBtu per day of gas, at a weighted average strike price of $2.75 per MMBtu. These contracts, which matured during 2000, did not qualify for hedge accounting treatment. Other expenses in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) include $42.0 million and $21.2 million of mark-to-market charges for the years ended December 31, 2000 and 1999, respectively, associated with these call options.

NOTE I.     Sales to Major Customers

       The Company's share of oil and gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

       The following customers individually accounted for 10 percent or more of the consolidated oil, NGL and gas revenues of the Company during the years ended December 31, 2000, 1999 and 1998:

                                        Percentage of Consolidated
                                        Oil, NGL and Gas Revenues
                                        --------------------------
       Customer                          2000      1999      1998
     ------------                       ------    ------    ------

     Williams Energy Services........      13        11        10
     Genesis Crude Oil, L.P..........      -          2        10

       At December 31, 2000, the amount receivable from Williams Energy Services was $18.0 million, which is included in the caption "Accounts receivable - trade" in the accompanying Consolidated Balance Sheet.

NOTE J.     Interest and Other Income

       During 1999, the Company received an excise tax refund of $30.2 million. Due to uncertainties surrounding the collectability of this refund, the Company had not previously recognized it as an asset. Accordingly, the Company recognized the tax refund as other income during 1999.

       In December 1998, the Company announced the sale of an exclusive and irrevocable option to purchase certain oil and gas properties of the Company. The third party was unable to complete the purchase on or before March 31, 1999. In payment for the option and related liquidated damages, the third party paid the Company $41.8 million, which was recorded as other income in 1999.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE K.     Asset Divestitures

       During the years ended December 31, 2000, 1999 and 1998, the Company completed the divestiture of certain assets for net divestment proceeds of $102.7 million, $420.5 million (of which $390.5 million was cash proceeds) and $21.9 million, respectively. Associated therewith, the Company recorded a gain on disposition of assets of $34.2 million during the year ended December 31, 2000, and losses on disposition of assets of $24.2 million and $445 thousand during the years ended December 31, 1999 and 1998, respectively.

       Prize divestitures. On June 29, 1999, the Company completed a sale of certain United States oil and gas producing properties, gas plants and other assets to Prize. The oil and gas producing assets sold to Prize include properties located in the Gulf Coast, Mid Continent and Permian Basin areas of the Company's United States region.

       In accordance with the terms of the purchase and sale agreement (the "Prize Divestiture"), the Company received net sales proceeds of $245.0 million, comprised of $215.0 million of cash and 2,307.693 shares of Prize Preferred having a 1999 liquidation preference and fair value of $30.0 million. During 1999, the Company recognized a loss of $46.4 million from the Prize Divestiture. As further described in Note C above, the Prize Preferred was exchanged for 3,984,197 shares of Prize Common during 2000. The Company sold 3,370,982 shares of Prize Common and received cash in lieu of 33,964 shares of preferred in-kind dividends during the year ended December 31, 2000 for combined proceeds of $59.7 million, recording an associated gain on disposition of assets of $34.3 million.

       Other United States divestitures. During the year ended December 31, 2000, the Company sold an office building in Midland, Texas, certain other assets and non-strategic oil and gas properties primarily located in the United States Gulf Coast and Mid Continent areas. Associated with these divestitures, the Company realized net divestment proceeds of $43.0 million and recorded a net loss on disposition of assets of $.4 million. In addition to the Prize
Divestiture, the Company completed 1999 divestitures of non-strategic United States oil and gas properties located in the South Texas Gulf Coast, West Texas Permian Basin and North Dakota areas, an East Texas gas facility and certain other assets for net cash proceeds of $116.2 million during 1999, resulting in net gains on divestitures of assets of $31.0 million.

       Canadian divestitures. During 1999, the Company completed the divestitures of certain non-strategic Canadian oil and gas properties, gas plants and other related assets. In accordance with the terms of the Canadian divestitures, the Company received net cash proceeds of $59.3 million and recognized a net loss of $8.8 million.

NOTE L.     Impairment of Long-Lived Assets

       In December 1998, the Company estimated the expected future cash flows of its proved oil and gas properties as of December 31, 1998 based upon the Company's outlook for future commodity prices and the Company's assessment of performance issues relative to certain of its oil and gas properties. The estimated future cash flows were compared with the respective carrying amounts of the properties to determine if the carrying amounts were likely to be recoverable. For those proved oil and gas properties for which the carrying amount exceeded the estimated future cash flows, an impairment was determined to exist; therefore, the Company adjusted the carrying amounts of those proved oil and gas properties to their fair values. The fair values were determined by discounting the properties' expected future cash flows at a discount rate commensurate with the risks involved in the industry. As a result, the Company recognized a non-cash impairment provision of $312.2 million related to its proved oil and gas properties during 1998.

       Based on the Company's 1999 and 1998 assessment of its unproved properties, the Company recognized non- cash unproved property impairment provisions of $17.9 million and $147.3 million during 1999 and 1998, respectively.

       See Note O for disclosure of these impairment charges by geographic operating segment.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE M.     Reorganization

       During 1998, the Company announced plans to sell certain non-strategic oil and gas fields, its intentions to reorganize its operations by combining its six domestic operating regions, and other cost reduction initiatives intended to allow the Company to realize greater operational and administrative efficiencies. Specific cost reduction initiatives included the relocation of most of the Company's administrative services from Midland, Texas to Irving, Texas; the closings of the Company's regional offices in Oklahoma City, Oklahoma, Corpus Christi, Texas and Houston, Texas; the termination of 350 employees; and, further centralization of the Company's organization structure. The consolidation of administrative services to Irving and the closing of the Corpus Christi, Texas office were completed in 1998. The Company completed the closings of the Houston, Texas and Oklahoma City, Oklahoma offices during 1999 and further centralized certain operational functions in Irving, Texas. The unpaid office closing amounts primarily relate to lease commitments on the office buildings in Oklahoma City, Oklahoma, Corpus Christi, Texas, and Houston, Texas. As a result of the reorganization initiatives, the Company recognized reorganization charges of $8.5 million and $33.2 million during 1999 and 1998, respectively.

       The following table provides a description of the components of the reorganization charges and unpaid portions of the charges as of December 31, 2000, 1999 and 1998:

                                                                      Unpaid
                                             Total                 Portion as of
                                            Charges    Payments    December 31,
                                           --------    --------    -------------
                                                    (in thousands)
       2000:
         Office closings................   $    -      $  1,155      $    482
         Relocation.....................        -           230           -
                                            -------     -------       -------
                                           $    -      $  1,385      $    482
                                            =======     =======       =======
       1999:
         Employee terminations..........   $  3,125    $  7,805      $    -
         Office closings................        340       2,233         1,637
         Relocation.....................      4,998       4,768           230
         Other..........................         71          71           -
                                            -------     -------       -------
                                           $  8,534    $ 14,877      $  1,867
                                            =======     =======       =======
       1998:
         Employee terminations..........   $ 22,525    $ 17,845      $  4,680
         Office closings................      3,873         343         3,530
         Relocation.....................      6,677       6,677           -
         Other..........................        124         124           -
                                            -------     -------       -------
                                           $ 33,199    $ 24,989      $  8,210
                                            =======     =======       =======

NOTE N.     Income Taxes

       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state and foreign taxing authorities. Current and estimated tax payments of $4.6 million, $800 thousand and $300 thousand were made in 2000, 1999 and 1998, respectively. In addition, the Company received income tax refunds of $1.4 million and $3.3 million in 1999 and 1998, respectively. During 2000, 1999 and 1998, the Company's income tax provision (benefit) and amounts separately allocated were as follows:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                                                             Year Ended December 31,
                                                         ------------------------------
                                                            2000      1999       1998
                                                         --------   --------   --------
                                                                 (in thousands)

     Income (loss) before extraordinary item..........   $ (6,000)  $   (600)  $ 15,600
     Stockholders' equity provision (benefit).........        -          -        4,300
     Change in cumulative translation adjustment......       (200)     1,600     (6,000)
                                                          -------    -------    -------
                                                         $ (6,200)  $  1,000   $ 13,900
                                                          =======    =======    =======

       Income tax provision (benefit) attributable to income (loss) before extraordinary item consists of the following:

                                                  Year Ended December 31,
                                              -------------------------------
                                                2000       1999       1998
                                              --------   --------   ---------
                                                      (in thousands)
     Current:
       U.S. federal........................   $    -     $    -     $  (3,300)
       U.S. state and local................        -          400         300
       Foreign.............................      4,600     (1,000)        -
                                               -------    -------    --------
                                                 4,600       (600)     (3,000)
                                               -------    -------    --------
     Deferred:
       U.S. federal........................        -       14,700     123,500
       U.S. state and local................        -          -          (300)
       Foreign.............................    (10,600)   (14,700)   (104,600)
                                               -------    -------    --------
                                               (10,600)       -        18,600
                                               -------    -------    --------
     Total.................................   $ (6,000)  $   (600)  $  15,600
                                               =======    =======    ========

       Income (loss) before income taxes and extraordinary item consists of the following:

                                                                        Year Ended December 31,
                                                                  ---------------------------------
                                                                     2000        1999       1998
                                                                  ---------   ---------   ---------
                                                                            (in thousands)
     Income (loss) before income taxes and extraordinary item:
       U.S. federal.............................................  $ 138,941   $ (23,594)  $(393,602)
       Foreign..................................................     19,558         534    (337,224)
                                                                   --------    --------    --------
                                                                  $ 158,499   $ (23,060)  $(730,826)
                                                                   ========    ========    ========

       Reconciliations of the United States federal statutory rate to the Company's effective rate for income (loss) before extraordinary item are as follows:

                                                         2000     1999     1998
                                                        ------   ------   ------

     U.S. federal statutory tax rate..................    35.0    (35.0)   (35.0)
     Valuation allowance..............................   (30.9)   102.0     37.1
     Rate differential on foreign operations..........    (2.9)   (68.1)     (.5)
     Other............................................    (5.0)    (1.3)      .5
                                                        ------   ------   ------
     Consolidated effective tax rate..................    (3.8)    (2.4)     2.1
                                                        ======   ======   ======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

                                                                         December 31,
                                                                   -----------------------
                                                                      2000         1999
                                                                   ---------     ---------
                                                                        (in thousands)
Deferred tax assets:
  Net operating loss carryforwards............................     $ 350,916     $ 334,173
  Alternative minimum tax credit carryforwards................         1,565         1,565
  Other.......................................................       105,792        78,994
                                                                    --------      --------
    Total deferred tax assets.................................       458,273       414,732
  Valuation allowance.........................................      (283,400)     (319,900)
                                                                    --------      --------
    Net deferred tax assets...................................       174,873        94,832
                                                                    --------      --------

Deferred tax liabilities:
  Oil and gas properties, principally due to differences
    in basis and depletion and the deduction of intangible
    drilling costs for tax purposes...........................        82,551        38,025
  Other.......................................................        31,622        11,107
                                                                    --------      --------
    Total deferred tax liabilities............................       114,173        49,132
                                                                    --------      --------
    Net deferred tax asset....................................     $  60,700     $  45,700
                                                                    ========      ========

       Realization of deferred tax assets associated with net operating loss carryforwards ("NOLs") and other credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOLs and other credit carryforwards may expire unused and, accordingly, has established a valuation allowance of $283.4 million against them. Although realization is not assured for the remaining deferred tax asset, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax planning strategies. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable.

       At December 31, 2000, the Company had NOLs for United States, Argentine, Canadian, and South African income tax purposes of $941.6 million, $7.6 million, $23.0 million and $24.0 million, respectively, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, at December 31, 2000, the Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") in the United States of $829.0 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                                           U.S.
                                  ---------------------   Argentina    Canada    South Africa
    Expiration Date                  NOL       AMT NOL       NOL         NOL         NOL
    ---------------               ---------   ---------   ---------   --------   ------------
                                                        (in thousands)

    December 31, 2001..........   $     689   $     593   $    -      $    -       $     -
    December 31, 2002..........       6,066       6,034        -           -             -
    December 31, 2003..........         838         -        7,632         -             -
    December 31, 2005..........      11,049      10,762        -        15,242           -
    December 31, 2006..........      30,834      12,254        -         7,779           -
    December 31, 2007..........     104,107     101,151        -           -             -
    December 31, 2008..........     112,508     106,558        -           -             -
    December 31, 2009..........     129,227     102,727        -           -             -
    December 31, 2010..........     124,859     110,961        -           -             -
    December 31, 2011..........       6,521       4,045        -           -             -
    December 31, 2012..........      68,542      58,930        -           -             -
    December 31, 2018..........     127,925      98,559        -           -             -
    December 31, 2019..........     145,999     144,836        -           -             -
    December 31, 2020..........      72,485      71,546        -           -               -
    Indefinite.................         -           -          -           -          23,989
                                   --------    --------    -------     -------      --------
       Total...................   $ 941,649   $ 828,956   $  7,632    $ 23,021     $  23,989
                                   ========    ========    =======     =======      ========

       The NOLs and AMT NOLs from certain of the United States subsidiaries are subject to various utilization limitations. In total, approximately $34.3 million of the NOLs and $14.8 million of the AMT NOLs are limited in use to specific United States subsidiaries. Section 382 of the Internal Revenue Code provides another limitation to $342.5 million of the Company's United States NOLs and $255.3 million of its AMT NOLs. The Company believes the utilization of $142.5 million of the NOLs and $55.3 million of the AMT NOLs subject to the
Section 382 limitation is limited in each taxable year to approximately $104.2 million. The remaining $200.0 million of the NOLs and AMT NOLs subject to the
Section 382 limitation are limited in each taxable year to approximately $20.0 million.

NOTE O.        Geographic Operating Segment Information

       The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada. Other foreign is primarily comprised of operations in South Africa and Gabon.

       The following table provides the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", as well as results of operations of oil and gas producing activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities". Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues, expenses, additions to properties, plants and equipment, and assets that do not represent revenues, expenses, additions to properties, plants and equipment, or assets of oil and gas producing activities, and that are not routinely included in the earnings measures or attributes internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                                                United                              Other     Headquarters   Consolidated
                                                States     Argentina    Canada     Foreign      and Other        Total
                                              ----------   ---------   ---------   --------   ------------   ------------
                                                                         (in thousands)
Year Ended December 31, 2000:
   Oil and gas revenues.....................  $  649,273   $ 140,990   $  62,475   $    -     $      -       $  852,738
   Interest and other.......................         -           -           -          -         25,775         25,775
   Gain on disposition of assets............       4,690         -           335        -         29,159         34,184
                                               ---------    --------    --------    -------    ---------      ---------
                                                 653,963     140,990      62,810        -         54,934        912,697
                                               ---------    --------    --------    -------    ---------      ---------
   Production costs.........................     155,075      24,417       9,773        -            -          189,265
   Depletion, depreciation and amortization.     121,932      52,141      25,132        -         15,733        214,938
   Exploration and abandonments.............      40,867      25,388       5,131     16,164          -           87,550
   General and administrative...............         -           -           -          -         33,262         33,262
   Interest.................................         -           -           -          -        161,952        161,952
   Other....................................         -           -           -          -         67,231         67,231
                                               ---------    --------    --------    -------    ---------      ---------
                                                 317,874     101,946      40,036     16,164      278,178        754,198
                                               ---------    --------    --------    -------    ---------      ---------
   Income before income taxes and
     extraordinary item.....................     336,089      39,044      22,774    (16,164)    (223,244)       158,499
   Income tax benefit (provision)...........    (117,631)    (13,665)    (10,162)     5,657      141,801          6,000
                                               ---------    --------    --------    -------    ---------      ---------
   Income before extraordinary item.........  $  218,458   $  25,379   $  12,612   $(10,507)  $  (81,443)    $  164,499
                                               =========    ========    ========    =======    =========      =========
   Additions to properties, plant and
      equipment.............................  $  165,311   $  59,680   $  44,107   $ 11,468   $   10,042     $  290,608
                                               =========    ========    ========    =======    =========      =========

   Segment assets (as of December 31).......  $1,899,633   $ 702,868   $ 227,250   $ 16,552   $  108,132     $2,954,435
                                               =========    ========    ========    =======    =========      =========
Year Ended December 31, 1999:
   Oil and gas revenues.....................  $  502,585   $  83,697   $  58,364   $    -     $      -       $  644,646
   Interest and other.......................         -           -           -          -         89,657         89,657
   Loss on disposition of assets............     (14,736)        -        (8,836)       -           (596)       (24,168)
                                               ---------    --------    --------    -------    ---------      ---------
                                                 487,849      83,697      49,528        -         89,061        710,135
                                               ---------    --------    --------    -------    ---------      ---------
   Production costs.........................     124,654      18,268      16,608        -            -          159,530
   Depletion, depreciation and amortization.     153,775      38,874      25,601        -         17,797        236,047
   Impairment of oil and gas properties.....      17,894         -           -          -            -           17,894
   Exploration and abandonments.............      41,225      14,009       3,509      7,231          -           65,974
   General and administrative...............         -           -           -          -         40,241         40,241
   Reorganization...........................         -           -           -          -          8,534          8,534
   Interest.................................         -           -           -          -        170,344        170,344
   Other....................................         -           -           -          -         34,631         34,631
                                               ---------    --------    --------    -------    ---------      ---------
                                                 337,548      71,151      45,718      7,231      271,547        733,195
                                               ---------    --------    --------    -------    ---------      ---------
   Loss before income taxes.................     150,301      12,546       3,810     (7,231)    (182,486)       (23,060)
   Income tax benefit (provision)...........     (52,605)     (4,140)     (1,699)     2,531       56,513            600
                                               ---------    --------    --------    -------    ---------      ---------
   Net loss.................................  $   97,696   $   8,406   $   2,111   $ (4,700)  $ (125,973)    $  (22,460)
                                               =========    ========    ========    =======    =========      =========
   Additions to properties, plant and
      equipment.............................  $   81,739   $  75,137   $  18,893   $  3,899   $    7,756     $  187,424
                                               =========    ========    ========    =======    =========      =========

   Segment assets (as of December 31).......  $1,865,441   $ 734,382   $ 218,526   $  8,289   $  102,835     $2,929,473
                                               =========    ========    ========    =======    =========      =========
Year Ended December 31, 1998:
   Oil and gas revenues.....................  $  579,156   $  65,256   $  67,080   $    -     $      -       $  711,492
   Interest and other.......................         -           -           -          -         10,452         10,452
   Loss on disposition of assets............         (52)        -           -          -           (393)          (445)
                                               ---------    --------    --------    -------    ---------      ---------
                                                 579,104      65,256      67,080        -         10,059        721,499
                                               ---------    --------    --------    -------    ---------      ---------
   Production costs.........................     177,371      21,158      25,022        -            -          223,551
   Depletion, depreciation and amortization.     239,561      42,115      40,617        -         15,015        337,308
   Impairment of oil and gas properties.....     237,528     136,751      85,240        -            -          459,519
   Exploration and abandonments.............      69,263      18,245      20,613     13,737          -          121,858
   General and administrative...............         -           -           -          -         73,000         73,000
   Reorganization...........................         -           -           -          -         33,199         33,199
   Interest.................................         -           -           -          -        164,285        164,285
   Other....................................         -           -           -          -         39,605         39,605
                                               ---------    --------    --------    -------    ---------      ---------
                                                 723,723     218,269     171,492     13,737      325,104      1,452,325
                                               ---------    --------    --------    -------    ---------      ---------
   Loss before income taxes.................    (144,619)   (153,013)   (104,412)   (13,737)    (315,045)      (730,826)
   Income tax benefit (provision)...........      53,075      50,494      45,628      4,808     (169,605)       (15,600)
                                               ---------    --------    --------    -------    ---------      ---------
   Net loss.................................  $  (91,544)  $(102,519)  $ (58,784)  $ (8,929)  $ (484,650)    $ (746,426)
                                               =========    ========    ========    =======    =========      =========
   Additions to properties, plant and
      equipment.............................  $  346,368   $  69,082   $  73,096   $ 18,791   $   31,546     $  538,883
                                               =========    ========    ========    =======    =========      =========
   Segment assets (as of December 31).......  $2,259,746   $ 692,271   $ 308,025   $103,702   $  117,570     $3,481,314
                                               =========    ========    ========    =======    =========      =========

                                       64

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


NOTE P.     Income (Loss) Per Share

       Basic net income (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Basic and diluted weighted average shares outstanding of 99,378,314 and 99,762,664, respectively, were used in the computation of the
Company's net income per share for the year ended December 31, 2000. In-the-money options representing 384,350 weighted average equivalent shares were included in the diluted computation for 2000, but did not cause the reported basic and diluted income per share amounts to differ.

       Common stock options to purchase 4,911,749 shares, 5,274,964 shares and 2,817,822 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for 2000, 1999 and 1998, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 158,556 and 434,118 weighted average equivalent shares of common stock were not included in the computations of diluted net income (loss) per share for 1999 and 1998, respectively, since they have an anti-dilutive effect to the net losses recognized for those years.

NOTE Q.     Pioneer USA

       Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note D above). The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the United States Securities and Exchange Commission (the "SEC"), the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets as of December 31, 2000 and 1999, and Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998 present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non- guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2000

                                               Pioneer
                                               Natural
                                              Resources                     Non-
                                               Company       Pioneer     Guarantor                       The
                                               (Parent)        USA      Subsidiaries   Eliminations    Company
                                              ----------   ----------   ------------   ------------   ----------
                                                                               (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.................  $       15  $    18,387   $    7,757     $              $   26,159
  Other current assets......................   2,006,496   (1,245,546)    (595,718)                      165,232
                                               ---------   ----------    ---------                     ---------
      Total current assets..................   2,006,511   (1,227,159)    (587,961)                      191,391
                                               ---------   ----------    ---------                     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
    Proved properties.......................         -      2,291,872      896,017                     3,187,889
    Unproved properties.....................         -         28,103      201,102                       229,205
  Accumulated depletion, depreciation and
    amortization............................         -       (692,250)    (209,889)                     (902,139)
                                               ---------   ----------    ---------                     ---------
                                                     -      1,627,725      887,230                     2,514,955
                                               ---------   ----------    ---------                     ---------
Deferred income taxes.......................      84,400          -            -                          84,400
Other property and equipment, net...........         -         20,823        4,801                        25,624
Other assets, net...........................      18,877       89,632       29,556                       138,065
Investment in subsidiaries..................     347,370      100,192          -         (447,562)           -
                                               ---------   ----------    ---------                     ---------
                                              $2,457,158  $   611,213   $  333,626                    $2,954,435
                                               =========   ==========    =========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities...................  $   37,889  $   140,415   $   38,210     $              $  216,514
Long-term debt, less current maturities.....   1,578,776          -            -                       1,578,776
Other noncurrent liabilities................         -        190,476       35,264                       225,740
Deferred income taxes.......................         -            -         28,500                        28,500
Stockholders' equity........................     840,493      280,322      231,652       (447,562)       904,905
Commitments and contingencies...............
                                               ---------   ----------    ---------                     ---------
                                              $2,457,158  $   611,213   $  333,626                    $2,954,435
                                               =========   ==========    =========                     =========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 1999

                                               Pioneer
                                               Natural
                                              Resources                     Non-
                                               Company       Pioneer     Guarantor                       The
                                               (Parent)        USA      Subsidiaries   Eliminations    Company
                                              ----------   ----------   ------------   ------------   ----------
                                                                       (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents.................  $        5  $    22,699   $   12,084     $              $   34,788
  Other current assets......................   2,160,134   (1,455,442)    (556,344)                      148,348
                                               ---------   ----------    ---------                     ---------
      Total current assets..................   2,160,139   (1,432,743)    (544,260)                      183,136
                                               ---------   ----------    ---------                     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
    Proved properties.......................         -      2,200,173      797,162                     2,997,335
    Unproved properties.....................         -         24,267      233,316                       257,583
  Accumulated depletion, depreciation and
    amortization............................         -       (614,402)    (137,554)                     (751,956)
                                               ---------   ----------    ---------                     ---------
                                                     -      1,610,038      892,924                     2,502,962
                                               ---------   ----------    ---------                     ---------
Deferred income taxes.......................      83,400          -            -                          83,400
Other property and equipment, net...........         -         28,144       14,862                        43,006
Other assets, net...........................      13,293       58,117       45,559                       116,969
Investment in subsidiaries..................     190,293      161,061          -         (351,354)           -
                                               ---------   ----------    ---------                     ---------
                                              $2,447,125  $   424,617   $  409,085                    $2,929,473
                                               =========   ==========    =========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......  $      -    $       828   $      -       $              $      828
  Other current liabilities.................      36,115      120,857       39,013                       195,985
                                               ---------   ----------    ---------                     ---------
      Total current liabilities.............      36,115      121,685       39,013                       196,813
                                               ---------   ----------    ---------                     ---------
Long-term debt, less current maturities.....   1,745,108          -            -                       1,745,108
Other noncurrent liabilities................         -        137,848       31,590                       169,438
Deferred income taxes.......................         -            -         43,500                        43,500
Stockholders' equity........................     665,902      165,084      294,982       (351,354)       774,614
Commitments and contingencies...............
                                               ---------   ----------    ---------                     ---------
                                              $2,447,125  $   424,617   $  409,085                    $2,929,473
                                               =========   ==========    =========                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      For the Year Ended December 31, 2000
                                 (in thousands)

                                   Pioneer
                                   Natural
                                  Resources                     Non-       Consolidated
                                   Company       Pioneer     Guarantor      Income Tax                      The
                                   (Parent)       USA       Subsidiaries     Provision    Eliminations    Company
                                  ----------   ----------   ------------   ------------   ------------   ----------
Revenues:
  Oil and gas...................  $     -      $ 616,030    $ 236,708      $      -       $              $  852,738
  Interest and other............         29       13,808       11,938             -                          25,775
  Gain (loss) on disposition of
     assets, net................     (6,172)      36,946        3,410             -                          34,184
                                   --------     --------     --------       ---------                     ---------
                                     (6,143)     666,784      252,056             -                         912,697
                                   --------     --------     --------       ---------                     ---------
Costs and expenses:
  Oil and gas production........        -        150,281       38,984             -                         189,265
  Depletion, depreciation and
    amortization................        -        129,996       84,942             -                         214,938
  Exploration and abandonments..        -         43,938       43,612             -                          87,550
  General and administrative....        283       22,519       10,460             -                          33,262
  Interest......................    (53,180)     151,026       64,106             -                         161,952
  Equity income (loss) from
    subsidiary..................   (117,704)      (6,313)         -               -        (124,017)            -
  Other.........................        -         63,459        3,772             -                          67,231
                                   --------     --------     --------       ---------                     ---------
                                   (170,601)     554,906      245,876             -                         754,198
                                   --------     --------     --------       ---------                     ---------
Income before income taxes......    164,458      111,878        6,180             -                         158,499
Income tax benefit (provision)..        -             (4)       5,963              41                         6,000
                                   --------     --------     --------       ---------                     ---------
Income before extraordinary item    164,458      111,874       12,143              41                       164,499
Extraordinary item - loss on early
  extinguishment of debt........    (12,318)         -            -               -                         (12,318)
                                   --------     --------     --------       ---------                     ---------
Net income......................    152,140      111,874       12,143              41                       152,181
Other comprehensive income (loss):
  Unrealized gains on available
   for sale securities:
    Unrealized holdings gains...        -         33,828          -               -                          33,828
    Less gains included in net
      income....................        -        (25,674)         -               -                         (25,674)
  Translation adjustment........        -            -         (6,910)            -                          (6,910)
                                   --------     --------     --------       ---------                     ---------
Comprehensive income............  $ 152,140    $ 120,028    $   5,233      $       41                    $  153,425
                                   ========     ========     ========       =========                     =========

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      For the Year Ended December 31, 1999
                                 (in thousands)

                                   Pioneer
                                   Natural
                                  Resources                    Non-       Consolidated
                                   Company       Pioneer    Guarantor      Income Tax                       The
                                   (Parent)       USA      Subsidiaries    Provision     Eliminations     Company
                                  ----------   ---------   ------------   ------------   ------------   -----------
Revenues:
  Oil and gas...................  $     -      $ 470,059    $ 174,587      $      -       $              $  644,646
  Interest and other............        406       52,232       37,019             -                          89,657
  Gain (loss) on disposition of
     assets, net................        -         19,379      (43,547)            -                         (24,168)
                                   --------     --------     --------       ---------                     ---------
                                        406      541,670      168,059             -                         710,135
                                   --------     --------     --------       ---------                     ---------
Costs and expenses:
  Oil and gas production........        -        120,074       39,456             -                         159,530
  Depletion, depreciation and
    amortization................        -        157,294       78,753             -                         236,047
  Impairment of oil and gas
    properties..................        -         17,894          -               -                          17,894
  Exploration and abandonments..        -         43,133       22,841             -                          65,974
  General and administrative....      1,051       27,260       11,930             -                          40,241
  Reorganization................        -          8,534          -               -                           8,534
  Interest......................    (33,404)     145,184       58,564             -                         170,344
  Equity income (loss) from
    subsidiary..................     39,672       (5,179)         -               -         (34,493)            -
  Other.........................        799       38,166       (4,334)            -                          34,631
                                   --------     --------     --------       ---------                     ---------
                                      8,118      552,360      207,210             -                         733,195
                                   --------     --------     --------       ---------                     ---------
Loss before income taxes........     (7,712)     (10,690)     (39,151)            -                         (23,060)
Income tax benefit (provision)..        -           (444)      15,792         (14,748)                          600
                                   --------     --------     --------       ---------                     ---------
Net loss........................     (7,712)     (11,134)     (23,359)        (14,748)                      (22,460)
Other comprehensive income:
  Translation adjustment........        -            -          8,358             -                           8,358
                                   --------     --------     --------       ---------                     ---------
Comprehensive loss..............  $  (7,712)   $ (11,134)   $ (15,001)     $  (14,748)                   $  (14,102)
                                   ========     ========     ========       =========                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      For the Year Ended December 31, 1998
                                 (in thousands)

                                    Pioneer
                                    Natural
                                   Resources                   Non-       Consolidated
                                    Company     Pioneer     Guarantor      Income Tax                      The
                                    (Parent)      USA      Subsidiaries     Provision    Eliminations    Company
                                   ---------   ---------   ------------   ------------   ------------   ----------
Revenues:
  Oil and gas...................   $     -     $ 523,736    $ 187,756      $      -       $             $  711,492
  Interest and other............          38       7,937        2,477             -                         10,452
  Loss on disposition of
    assets, net.................         -          (477)          32             -                           (445)
                                    --------    --------     --------       ---------                    ---------
                                          38     531,196      190,265             -                        721,499
                                    --------    --------     --------       ---------                    ---------
Costs and expenses:
  Oil and gas production........         -       164,964       58,587             -                        223,551
  Depletion, depreciation and
    amortization................         -       225,127      112,181             -                        337,308
  Impairment of oil and gas
    properties..................         -       237,529      221,990             -                        459,519
  Exploration and abandonments..         -        71,851       50,007             -                        121,858
  General and administrative....       2,042      57,158       13,800             -                         73,000
  Reorganization................         -        31,756        1,443                                       33,199
  Interest......................     (54,237)    159,863       58,659             -                        164,285
  Equity loss from subsidiary...     675,142       4,358          -               -        (679,500)           -
  Other.........................         722      22,732       16,151             -                         39,605
                                    --------    --------     --------       ---------                    ---------
                                     623,669     975,338      532,818             -                      1,452,325
                                    --------    --------     --------       ---------                    ---------
Loss before income taxes........    (623,631)   (444,142)    (342,553)            -                       (730,826)
Income tax provision............         -          (174)     107,369        (122,795)                     (15,600)
                                    --------    --------     --------       ---------                    ---------
Net loss........................    (623,631)   (444,316)    (235,184)       (122,795)                    (746,426)
Other comprehensive income:
  Translation adjustment........         -           -          2,903             -                          2,903
                                    --------    --------     --------       ---------                    ---------
Comprehensive loss..............   $(623,631)  $(444,316)   $(232,281)     $ (122,795)                  $ (743,523)
                                    ========    ========     ========       =========                    =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2000
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                    Non-
                                                                 Company      Pioneer     Guarantor         The
                                                                 (Parent)       USA      Subsidiaries     Company
                                                               -----------   ---------   ------------   -----------
Cash flows from operating activities:
  Net cash provided by operating activities..................  $   213,491   $ 118,300     $  98,305    $   430,096
                                                                ----------    --------      --------     ----------
Cash flows from investing activities:
  Proceeds from disposition of assets........................          -        92,342        10,394        102,736
  Additions to oil and gas properties........................          -      (179,861)     (119,821)      (299,682)
  Other property (additions) dispositions, net...............          -       (10,004)       12,449          2,445
                                                                ----------    --------      --------     ----------
         Net cash used in investing activities...............          -       (97,523)      (96,978)      (194,501)
                                                                ----------    --------      --------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt............................      922,607         -             -          922,607
  Principal payments on long-term debt.......................   (1,099,107)       (828)          -       (1,099,935)
  Payment of noncurrent liabilities..........................          -       (24,261)       (5,498)       (29,759)
  Purchase of treasury stock.................................      (27,298)        -             -          (27,298)
  Deferred loan fees/issuance costs..........................      (13,847)        -             -          (13,847)
  Exercise of stock options and employee stock purchases.....        4,164         -             -            4,164
                                                                ----------    --------      --------     ----------
         Net cash used in financing activities...............     (213,481)    (25,089)       (5,498)      (244,068)
                                                                ----------    --------      --------     ----------
Net increase (decrease) in cash and cash equivalents.........           10      (4,312)       (4,171)        (8,473)
Effect of exchange rate changes on cash and cash equivalents           -           -            (156)          (156)
Cash and cash equivalents, beginning of period...............            5      22,699        12,084         34,788
                                                                ----------    --------      --------     ----------
Cash and cash equivalents, end of period.....................  $        15   $  18,387     $   7,757    $    26,159
                                                                ==========    ========      ========     ==========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1999
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                    Non-
                                                                 Company      Pioneer     Guarantor         The
                                                                 (Parent)       USA      Subsidiaries     Company
                                                               -----------   ---------   ------------   -----------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities........  $   152,485   $(230,625)    $ 333,374    $   255,234
                                                                ----------    --------      --------     ----------
Cash flows from investing activities:
  Proceeds from disposition of assets........................          -       328,182        62,349        390,531
  Additions to oil and gas properties........................          -       (74,257)     (105,412)      (179,669)
  Other property additions, net..............................          -        (8,335)       (3,532)       (11,867)
                                                                ----------    --------      --------     ----------
         Net cash provided by (used in) investing activities           -       245,590       (46,595)       198,995
                                                                ----------    --------      --------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt............................      355,493         -             -          355,493
  Principal payments on long-term debt.......................     (504,493)     (1,192)     (288,234)      (793,919)
  Payment of noncurrent liabilities..........................          -       (29,006)       (4,996)       (34,002)
  Deferred loan fees/issuance costs..........................       (6,891)        -             -           (6,891)
  Exercise of stock options and employee stock purchases.....          250         -             -              250
                                                                ----------    --------      --------     ----------
         Net cash used in financing activities...............     (155,641)    (30,198)     (293,230)      (479,069)
                                                                ----------    --------      --------     ----------
Net decrease in cash and cash equivalents....................       (3,156)    (15,233)       (6,451)       (24,840)
Effect of exchange rate changes on cash and cash equivalents           -           -             407            407
Cash and cash equivalents, beginning of period...............        3,161      37,932        18,128         59,221
                                                                ----------    --------      --------     ----------
Cash and cash equivalents, end of period.....................  $         5   $  22,699     $  12,084    $    34,788
                                                                ==========    ========      ========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 1998
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                    Non-
                                                                 Company      Pioneer     Guarantor        The
                                                                 (Parent)       USA      Subsidiaries    Company
                                                               -----------   ---------   ------------   ----------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities........  $  (151,315)  $ 313,359    $ 152,032     $  314,076
                                                                ----------    --------     --------      ---------
Cash flows from investing activities:
  Proceeds from disposition of assets......................            -        13,791        8,085         21,876
  Additions to oil and gas properties......................            -      (309,639)    (197,698)      (507,337)
  Other property additions, net............................            -       (15,862)     (15,684)       (31,546)
                                                                ----------    --------     --------      ---------
         Net cash used in investing activities.............            -      (311,710)    (205,297)      (517,007)
                                                                ----------    --------     --------      ---------
Cash flows from financing activities:
  Borrowings under long-term debt..........................        886,008         -         61,172        947,180
  Principal payments on long-term debt.....................       (704,857)     (1,326)      (5,341)      (711,524)
  Payment of noncurrent liabilities........................            -       (11,424)      (5,667)       (17,091)
  Dividends................................................         (9,160)        -           (916)       (10,076)
  Purchase of treasury stock...............................        (10,367)        -            -          (10,367)
  Deferred loan fees/issuance costs........................         (7,189)        -            -           (7,189)
                                                                ----------    --------     --------      ---------
         Net cash provided by (used in) financing activities       154,435     (12,750)      49,248        190,933
                                                                ----------    --------     --------      ---------
Net increase (decrease) in cash and cash equivalents.......          3,120     (11,101)      (4,017)       (11,998)
Effect of exchange rate changes on cash and cash equivalents           -           -           (494)          (494)
Cash and cash equivalents, beginning of period.............             41      49,033       22,639         71,713
                                                                ----------    --------     --------      ---------
Cash and cash equivalents, end of period...................    $     3,161   $  37,932    $  18,128     $   59,221
                                                                ==========    ========     ========      =========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2000, 1999 and 1998


Capitalized Costs
                                                                    December 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                   (in thousands)
   Oil and Gas Properties:
     Proved................................................   $3,187,889   $2,997,335
     Unproved..............................................      229,205      257,583
                                                               ---------    ---------
                                                               3,417,094    3,254,918
     Less accumulated depletion............................     (902,139)    (751,956)
                                                               ---------    ---------
     Net capitalized costs for oil and gas properties......   $2,514,955   $2,502,962
                                                               =========    =========


Costs Incurred for Oil and Gas Producing Activities

                                              Property
                                          Acquisition Costs                                  Total
                                        ---------------------   Exploration   Development    Costs
                                         Proved     Unproved       Costs         Costs      Incurred
                                        ---------   ---------   -----------   -----------   ---------
                                                               (in thousands)
Year Ended December 31, 2000:
  United States......................   $  26,102   $  28,199    $  65,023    $   84,798    $ 204,122
  Argentina..........................       1,169         520       35,406        31,335       68,430
  Canada.............................       8,709       2,506        6,744        25,632       43,591
  Other foreign (a)..................         -           -         23,597           -         23,597
                                         --------    --------     --------     ---------      -------
    Total costs incurred.............   $  35,980   $  31,225    $ 130,770    $  141,765    $ 339,740
                                         ========    ========     ========     =========     ========
Year Ended December 31, 1999:
  United States......................   $     937   $   3,185    $  42,337    $   59,204    $ 105,663
  Argentina..........................      36,312       2,517       12,597        25,228       76,654
  Canada.............................         174      (7,375)       1,431        17,322       11,552
  Other foreign (b)..................         151         -          7,106           -          7,257
                                         --------    --------     --------     ---------      -------
    Total costs incurred.............   $  37,574   $  (1,673)   $  63,471    $  101,754    $ 201,126
                                         ========    ========     ========     =========     ========
Year Ended December 31, 1998:
  United States......................   $  19,658   $  34,092    $  62,747    $  213,943    $ 330,440
  Argentina (c)......................       4,504      67,010       22,521        39,049      133,084
  Canada (c).........................       1,185     (93,349)      21,871        47,550      (22,743)
  Other foreign (d)..................        (136)        -         21,706           412       21,982
                                         --------    --------     --------     ---------      -------
    Total costs incurred.............   $  25,211   $   7,753    $ 128,845    $  300,954    $ 462,763
                                         ========    ========     ========     =========     ========
---------------

(a) Primarily comprised of costs to drill three wells in South Africa plus geological and geophysical costs in South Africa and Gabon.
(b) Primarily comprised of South Africa and Gabon geological and geophysical costs.
(c) Includes 1998 Chauvco purchase price adjustments of $59.9 million for Argentina and $(99.4) million for Canada.
(d)  Primarily comprised of costs to drill five wells in South Africa.

                                      71

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2000, 1999 and 1998


Results of Operations

       Information about the Company's results of operations for oil and gas producing activities is presented in Note O of the accompanying Notes to Consolidated Financial Statements.

Reserve Quantity Information

       The estimates of the Company's proved oil and gas reserves, which are located principally in the United States, Argentina, Canada and South Africa are prepared by the Company's engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates for 2000, 1999 and 1998 utilize respective oil prices of $25.71, $24.33 and $10.09 per Bbl (reflecting adjustments for oil quality and gathering and transportation costs); respective NGL prices of $16.74, $17.59 and $6.81 per Bbl; and, respective gas prices of $7.50, $1.83 and $1.64 per Mcf (reflecting adjustments for Btu content, gathering and transportation costs and gas processing and shrinkage).

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

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2000, 1999 and 1998


Oil and Gas Producing Activities:
                                               2000                             1999                             1998
                                   -----------------------------   ------------------------------   -----------------------------
                                     Oil                             Oil                              Oil
                                   & NGLs       Gas                & NGLs      Gas                  & NGLs      Gas
Total Proved Reserves:             (MBbls)     (MMCF)     MBOE     (MBbls)    (MMCF)       MBOE     (MBbls)    (MMCF)      MBOE
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
UNITED STATES
Balance, January 1...............  259,066   1,314,842   478,206   269,638   1,545,644    527,246   329,316   1,719,130   615,838
Revisions of previous estimates:
  Related to price changes.......   10,972      29,055    15,814    70,536      99,604     87,137   (21,327)    (33,706)  (26,945)
  Other..........................    8,323      34,857    14,133   (18,887)     97,229     (2,682)  (12,884)      1,593   (12,618)
Purchases of minerals-in-place...    1,237      28,071     5,916       -           -          -         -           -         -
New discoveries and extensions...    4,819      66,486    15,900       149       1,351        374       183       3,438       756
Production.......................  (16,872)    (83,930)  (30,860)  (20,163)   (106,095)   (37,845)  (25,327)   (137,741)  (48,284)
Sales of minerals-in-place.......     (743)    (35,054)   (6,586)  (42,207)   (322,891)   (96,024)     (323)     (7,070)   (1,501)
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
Balance, December 31.............  266,802   1,354,327   492,523   259,066   1,314,842    478,206   269,638   1,545,644   527,246

ARGENTINA
Balance, January 1...............   29,797     415,620    99,067    24,219     428,334     95,608    31,612     340,392    88,344
Revisions of previous estimates:
  Related to price changes.......      -           -         -         -           -          -         -           -         -
  Other..........................    1,411     (15,558)   (1,182)   (2,441)    (12,470)    (4,520)   (7,615)     76,843     5,192
Purchases of minerals-in-place...      -           -         -       4,406      17,483      7,320       -           -         -
New discoveries and extensions...    8,066      43,914    15,385     6,182      16,750      8,974     3,522      37,900     9,839
Production.......................   (3,431)    (35,694)   (9,380)   (2,569)    (34,477)    (8,315)   (3,300)    (26,801)   (7,767)
Sales of minerals-in-place.......      -           -         -         -           -          -         -           -         -
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
Balance, December 31.............   35,843     408,282   103,890    29,797     415,620     99,067    24,219     428,334    95,608

CANADA
Balance, January 1...............    3,970     145,251    28,179    12,447     249,230     53,985    22,796     207,868    57,441
Revisions of previous estimates:
  Related to price changes.......     (119)    (10,116)   (1,805)      169      (1,113)       (18)      (49)     (4,159)     (740)
  Other..........................      548         103       565     4,696     (61,243)    (5,509)   (6,856)     64,406     3,875
Purchases of minerals-in-place...      140       7,768     1,435       -           -          -           2         -           2
New discoveries and extensions...      138       6,132     1,160       -           -          -         261       5,951     1,253
Production.......................     (611)    (16,219)   (3,315)   (1,960)    (17,886)    (4,941)   (3,596)    (19,371)   (6,824)
Sales of minerals-in-place.......      -           -         -     (11,382)    (23,737)   (15,338)     (111)     (5,465)   (1,022)
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
Balance, December 31.............    4,066     132,919    26,219     3,970     145,251     28,179    12,447     249,230    53,985

SOUTH AFRICA
Balance, January 1...............      -           -         -         -           -          -         -           -         -
New discoveries and extensions...    5,552         -       5,552       -           -          -         -           -         -
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
Balance, December 31.............    5,552         -       5,552       -           -          -         -           -         -

TOTAL
Balance, January 1...............  292,833   1,875,713   605,452   306,304   2,223,208    676,839   383,724   2,267,390   761,623
Revisions of previous estimates:
  Related to price changes.......   10,853      18,939    14,009    70,705      98,491     87,119   (21,376)    (37,865)  (27,685)
  Other..........................   10,282      19,402    13,516   (16,632)     23,516    (12,711)  (27,355)    142,842    (3,551)
Purchases of minerals-in-place...    1,377      35,839     7,351     4,406      17,483      7,320         2         -           2
New discoveries and extensions...   18,575     116,532    37,997     6,331      18,101      9,348     3,966      47,289    11,848
Production.......................  (20,914)   (135,843)  (43,555)  (24,692)   (158,458)   (51,101)  (32,223)   (183,913)  (62,875)
Sales of minerals-in-place.......     (743)    (35,054)   (6,586)  (53,589)   (346,628)  (111,362)     (434)    (12,535)   (2,523)
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
Balance, December 31.............  312,263   1,895,528   628,184   292,833   1,875,713    605,452   306,304   2,223,208   676,839
                                   =======   =========   =======   =======   =========   ========   =======   =========   =======
Proved Developed Reserves:
  United States..................  209,636   1,118,976   396,133   240,588   1,422,430    477,659   289,157   1,563,882   549,804
  Argentina......................   22,931     358,124    82,618    22,172     368,940     83,662    21,120     260,501    64,537
  Canada.........................    2,598      61,210    12,800    12,193     210,405     47,261    19,643     132,275    41,689
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
    January 1....................  235,165   1,538,310   491,551   274,953   2,001,775    608,582   329,920   1,956,658   656,030
                                   =======   =========   =======   =======   =========   ========   =======   =========   =======
  United States..................  206,922   1,081,592   387,188   209,636   1,118,976    396,133   240,588   1,422,430   477,659
  Argentina......................   22,679     345,281    80,226    22,931     358,124     82,618    22,172     368,940    83,662
  Canada.........................    2,930      80,953    16,422     2,598      61,210     12,800    12,193     210,405    47,261
                                   -------   ---------   -------   -------   ---------   --------   -------   ---------   -------
    December 31..................  232,531   1,507,826   483,836   235,165   1,538,310    491,551   274,953   2,001,775   608,582
                                   =======   =========   =======   =======   =========   ========   =======   =========   =======

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2000, 1999 and 1998


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

                                                                For the Year Ended December 31,
                                                           ---------------------------------------
                                                               2000          1999          1998
                                                           -----------   -----------   -----------
                                                                        (in thousands)
UNITED STATES Oil and gas producing activities:
   Future cash inflows...................................  $18,660,169   $ 8,143,587   $ 5,050,473
   Future production costs...............................   (4,907,134)   (2,823,316)   (2,281,406)
   Future development costs..............................     (479,290)     (288,801)     (227,727)
   Future income tax expense.............................   (3,777,157)     (855,875)          -
                                                            ----------    ----------    ----------
                                                             9,496,588     4,175,595     2,541,340
10% annual discount factor...............................   (4,780,133)   (1,837,826)   (1,314,471)
                                                            ----------    ----------    ----------
Standardized measure of discounted future cash flows.....  $ 4,716,455   $ 2,337,769   $ 1,226,869
                                                            ==========    ==========    ==========
ARGENTINA
Oil and gas producing activities:
   Future cash inflows...................................  $ 1,183,652   $ 1,075,904   $   686,911
   Future production costs...............................     (215,853)     (199,513)     (196,446)
   Future development costs..............................     (114,606)      (79,336)      (45,710)
   Future income tax expense.............................      (81,705)      (87,274)          -
                                                            ----------    ----------    ----------
                                                               771,488       709,781       444,755
10% annual discount factor...............................     (264,126)     (240,681)     (211,956)
                                                            ----------    ----------    ----------
Standardized measure of discounted future cash flows.....  $   507,362   $   469,100   $   232,799
                                                            ==========    ==========    ==========
CANADA
Oil and gas producing activities:
   Future cash inflows...................................  $ 1,029,007   $   354,662   $   526,844
   Future production costs...............................     (104,189)      (91,913)     (163,414)
   Future development costs..............................      (35,443)      (54,571)      (49,380)
   Future income tax expense.............................     (306,399)       (2,522)      (30,797)
                                                            ----------    ----------    ----------
                                                               582,976       205,656       283,253
10% annual discount factor...............................     (168,441)      (75,266)      (94,113)
                                                            ----------    ----------    ----------
Standardized measure of discounted future cash flows.....  $   414,535   $   130,390   $   189,140
                                                            ==========    ==========    ==========
SOUTH AFRICA
Oil and gas producing activities:
   Future cash inflows...................................  $   126,134   $       -     $       -
   Future production costs...............................      (65,232)          -             -
   Future development costs..............................      (47,970)          -             -
   Future income tax expense.............................          -             -             -
                                                            ----------    ----------    ----------
                                                                12,932           -             -
10% annual discount factor...............................       (5,782)          -             -
                                                            ----------    ----------    ----------
Standardized measure of discounted future cash flows.....  $     7,150   $       -     $       -
                                                            ==========    ==========    ==========
TOTAL
Oil and gas producing activities:
   Future cash inflows...................................  $20,998,962   $ 9,574,153   $ 6,264,228
   Future production costs...............................   (5,292,408)   (3,114,742)   (2,641,266)
   Future development costs..............................     (677,309)     (422,708)     (322,817)
   Future income tax expense.............................   (4,165,261)     (945,671)      (30,797)
                                                            ----------    ----------    ----------
                                                            10,863,984     5,091,032     3,269,348
10% annual discount factor...............................   (5,218,482)   (2,153,773)   (1,620,540)
                                                            ----------    ----------    ----------
Standardized measure of discounted future cash flows.....  $ 5,645,502   $ 2,937,259   $ 1,648,808
                                                            ==========    ==========    ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2000, 1999 and 1998


                                                                For the Year Ended December 31,
                                                           ---------------------------------------
Oil and Gas Producing Activities                               2000         1999           1998
                                                           -----------   ----------    -----------
                                                                       (in thousands)
   Oil and gas sales, net of production costs............  $  (663,473)  $ (485,116)   $  (487,942)
   Net changes in prices and production costs............    3,829,794    1,571,584     (1,281,944)
   Extensions and discoveries............................      525,361       60,695         44,018
   Sales of minerals-in-place............................      (72,624)    (468,376)       (12,748)
   Purchases of minerals-in-place........................      187,097       56,309              3
   Revisions of estimated future development costs.......      (99,384)    (115,043)        (2,777)
   Revisions of previous quantity estimates..............      344,454      387,616        (68,086)
   Accretion of discount.................................      293,726      164,881        307,567
   Changes in production rates, timing and other.........     (262,784)     115,901         75,045
                                                            ----------    ---------     ----------
   Change in present value of future net revenues........    4,082,167    1,288,451     (1,426,864)
   Net change in present value of future income taxes....   (1,373,924)         -           23,908
                                                            ----------    ---------     ----------
                                                             2,708,243    1,288,451     (1,402,956)
   Balance, beginning of year............................    2,937,259    1,648,808      3,051,764
                                                            ----------    --------      ----------

   Balance, end of year..................................  $ 5,645,502   $2,937,259    $ 1,648,808
                                                            ==========    =========     ==========


Selected Quarterly Financial Results
                                                                          Quarter
                                                       ---------------------------------------------
                                                         First      Second       Third      Fourth
                                                       ---------   ---------   ---------   ---------
                                                           (in thousands, except per share data)
2000
       Operating revenues...........................   $ 174,375   $ 197,947   $ 228,587   $ 251,829
       Total revenues...............................   $ 186,502   $ 198,354   $ 257,945   $ 269,896
       Costs and expenses...........................   $ 172,032   $ 203,697   $ 192,557   $ 185,912
       Net income (loss):
          Before extraordinary item.................   $  14,770   $  (3,743)  $  69,288   $  84,184
          Extraordinary item, net of tax*...........         -       (12,318)        -           -
                                                        --------    --------    --------    --------
          Net income (loss).........................   $  14,770   $ (16,061)  $  69,288   $  84,184
                                                        ========    ========    ========    ========
       Net income (loss) per share:
          Basic:
            Before extraordinary item...............   $     .15   $    (.04)  $     .70   $     .86
            Extraordinary item......................         -          (.12)        -           -
                                                        --------    --------    --------    --------
            Net income (loss).......................   $     .15   $    (.16)  $     .70   $     .86
                                                        ========    ========    ========    ========
          Diluted:
            Before extraordinary item...............   $     .15   $    (.04)  $     .69   $     .85
            Extraordinary item......................         -          (.12)        -           -
                                                        --------    --------    --------    --------
            Net income (loss).......................   $     .15   $    (.16)  $     .69   $     .85
                                                        ========    ========    ========    ========
1999
       Operating revenues...........................   $ 147,151   $ 174,231   $ 159,855   $ 163,409
       Total revenues...............................   $ 193,191   $ 134,744   $ 213,165   $ 169,035
       Costs and expenses...........................   $ 195,292   $ 209,860   $ 166,137   $ 161,906
       Net income (loss)............................   $  (2,501)  $ (74,616)  $  46,428   $   8,229
       Net income (loss) per share..................   $    (.02)  $    (.74)  $     .46   $     .08

* As a result of the early extinguishment of a revolving credit facility, the Company recognized an extraordinary loss of $12.3 million, net of taxes, during the quarter ended June 30, 2000. (See Note D of the accompanying Notes to Consolidated Financial Statements.)

                                       75

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2001 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 17, 2001 and is incorporated herein by reference.



                                    PART IV.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Listing of Financial Statements and Exhibits

  Financial Statements

       The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 2000 and 1999
       Consolidated Statements of Operations and Comprehensive Income (Loss) for
         the years ended December 31, 2000, 1999 and 1998
       Consolidated  Statements  of  Stockholders'  Equity  for the years  ended
         December 31, 2000,  1999 and 1998
       Consolidated  Statements of Cash Flows for the years ended  December  31,
         2000, 1999 and 1998
       Notes to Consolidated Financial Statements
       Unaudited Supplementary Information

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
            among the Company, Pioneer Natural Resources (Canada) Ltd. ("Pioneer
            Canada")  and   Montreal  Trust  Company  of  Canada,   as   Trustee
            incorporated  by reference  to Exhibit 2.4 to  the Company's Current
            Report on  Form 8-K,  File No.  001-13245,  filed  with  the  SEC on
            January 2, 1998).

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

10.10   -   Second  Supplemental Indenture,  dated as of August 7,  1997,  among
            Pioneer  USA  (formerly  MOC),   as  Issuer,  Mesa,  the  Subsidiary
            Guarantors named therein, the Company,  and Harris Trust and Savings
            Bank, as Trustee,  with respect to the indenture identified above as
            Exhibit 10.8 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 1997, File No. 001-13245).

10.11   -   Third Supplemental Indenture,  dated as of December 18, 1997,  among
            Pioneer USA,  the Subsidiary Guarantors named therein,  the Company, and Harris Trust and Savings Bank,  as Trustee,  with respect to the
            indenture  identified   above  as  Exhibit  10.8   (incorporated  by
            reference to  Exhibit 10.6 to  the Company's  Current Report on Form
            8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.12   -   Fourth Supplemental Indenture,  dated as of December 30, 1997, among
            Pioneer  USA,  a  Delaware  corporation,  the  Company,  a  Delaware corporation,  Pioneer NewSub1, Inc., a Texas corporation, and Harris
            Trust and Savings Bank,  an Illinois corporation,  as Trustee,  with
            respect  to   the  indenture  identified   above  as   Exhibit  10.8
            (incorporated by reference to Exhibit 10.7 to the  Company's Current
            Report on  Form 8-K,  File  No.  001-13245,  filed  with the  SEC on
            January 2, 1998).

Exhibit
Number                                 Description


10.13   -   Fifth Supplemental Indenture,  dated as of December 30, 1997,  among
            Pioneer NewSub1, Inc. (as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer DebtCo, Inc, a Texas corporation, and Harris Trust and Savings Bank, an
            Illinois corporation, as Trustee, with respect to the indenture identified above as Exhibit 10.8 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No.
            001-13245, filed with the SEC on January 2, 1998).

10.14   -   Sixth Supplemental Indenture,  dated as of December 30, 1997,  among
            Pioneer DebtCo,  Inc.  (as successor to  Pioneer  NewSub1,  Inc.), a
            Texas corporation,  the Company,  a Delaware corporation, and Harris
            Trust and Savings Bank,  an Illinois  corporation,  as Trustee, with
            respect   to  the  indenture  identified   above   as  Exhibit  10.8
            (incorporated by  reference to Exhibit 10.9 to the Company's Current
            Report  on Form  8-K,  File No.  001-13245,  filed  with the  SEC on
            January 2, 1998).

10.15   -   Indenture,  dated April 12, 1995,  between Pioneer USA (successor to
            Parker  &  Parsley),   and  The  Chase   Manhattan  Bank   (National
            Association), as Trustee (incorporated by reference to Exhibit 4.1 to Parker & Parsley's Current Report on Form 8-K, dated April 12,
            1995, File No. 001-10695).

10.16   -   First  Supplemental  Indenture,  dated as of  August 7, 1997,  among
            Parker & Parsley, The Chase Manhattan Bank,  as Trustee, and Pioneer
            USA, with respect to the indenture identified above as Exhibit 10.15
            (incorporated  by  reference  to   Exhibit  10.5  to  the  Company's
            Quarterly  Report on  Form 10-Q for the  period ended  September 30,
            1997, File No. 001-13245).

10.17   -   Second Supplemental Indenture,  dated as of December 30, 1997, among
            Pioneer USA, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.15 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.18   -   Third Supplemental Indenture,  dated as of December 30,  1997, among
            Pioneer New Sub1, Inc. (as successor to Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The
            Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 10.15
            (incorporated by reference to Exhibit 10.18 to the Company's Current
            Report on Form  8-K,  File No.  001-13245,  filed  with  the  SEC on
            January 2, 1998).

10.19   -   Fourth Supplemental Indenture,  dated as of December 30, 1997, among
            Pioneer DebtCo,  Inc.  (as successor to  Pioneer  NewSub1,  Inc., as successor to  Pioneer USA),  a  Texas corporation,  the  Company,  a
            Delaware corporation,  Pioneer USA,  a Delaware corporation, and The
            Chase  Manhattan Bank,  a New York banking association,  as Trustee, with respect to  the indenture  identified  above as  Exhibit  10.15
            (incorporated by reference to Exhibit 10.19 to the Company's Current
            Report on  Form  8-K,  File No.  001-13245,  filed  with the  SEC on
            January 2, 1998).

10.20   -   Guarantee, dated as of December 30, 1997, by Pioneer USA relating to the  $150,000,000 in  aggregate  principal  amount of  8-7/8% Senior
            Notes due 2005 and $150,000,000 in aggregate principal amount of 8-1/4% Senior Notes due 2007 issued under the indenture identified above as Exhibit 10.15 (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

10.21   -   Form of 8-7/8% Senior Notes Due 2005, dated as of April 12, 1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated April 12, 1995, establishing the terms of the 8-7/8% Senior Notes Due 2005 pursuant to the indenture identified above as Exhibit 10.15 (incorporated by reference to Exhibit 4.2 to Parker & Parsley's Quarterly Report on Form 10-Q for the period ended June 30, 1995, File No. 001-10695).

Exhibit
Number                                 Description


10.22   -   Form of 8-1/4% Senior Notes due 2007,  dated as of August 22,  1995, in the aggregate principal amount of $150,000,000, together with Officers' Certificate dated August 22, 1995, establishing the terms of the 8-1/4% Senior Notes due 2007 pursuant to the indenture identified above as Exhibit 10.15 (incorporated by reference to Exhibit 1.2 to Parker & Parsley's Current Report on Form 8-K, dated
            August 17, 1995, File No. 001-10695).

10.23   -   Indenture,  dated January 13, 1998, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K, File
            No. 001-13245, filed with the SEC on  January 14, 1998).

10.24   -   First Supplemental Indenture,  dated as of  January 13, 1998,  among the Company, Pioneer USA, as the Subsidiary Guarantor, and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit 10.23 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No.
            001-13245, filed with the SEC on January 14, 1998).

10.25   -   Form of 6.50%  Senior Notes Due 2008 of the Company (incorporated by reference to Exhibit 99.3 to the Company's and Pioneer USA's Current
            Report on  Form  8-K,  File  No. 001-13245,  filed  with the  SEC on
            January 14, 1998).

10.26   -   Form of 7.20% Senior Notes Due 2028 of the Company  (incorporated by reference to Exhibit 99.4 to the Company's and Pioneer USA's Current
            Report on  Form  8-K,  File No.  001-13245,  filed with  the  SEC on
            January 14, 1998).

10.27   -   Guarantee (2008 Notes), dated as of January 13,  1998,  entered into by Pioneer USA (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No.
            001-13245, filed with the SEC on January 14, 1998).

10.28   -   Guarantee (2028 Notes), dated as of January 13,  1998,  entered into by Pioneer USA (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No.
            001-13245, filed with the SEC on January 14, 1998).

10.29H  -   1991 Stock Option Plan of Mesa (incorporated by reference to Exhibit
            10(v) to  Mesa's Annual  Report on  Form 10-K  for the  period ended
            December 31, 1991).

10.30H  -   1996 Incentive  Plan of Mesa  (incorporated by  reference to Exhibit
            10.28 to the  Company's  Registration  Statement on Form S-4,  dated
            June 27, 1997, Registration No. 333-26951).

10.31H  -   Parker & Parsley Long-Term Incentive Plan,  dated February 19,  1991
            (incorporated  by  reference  to Exhibit  4.1 to Parker &  Parsley's
            Registration Statement on Form S-8, Registration No. 33-38971).

10.32H  -   First Amendment  to the  Parker & Parsley Long-Term  Incentive Plan,
            dated August 23, 1991  (incorporated by reference to Exhibit 10.2 to
            Parker  &  Parsley's  Registration  Statement  on  Form  S-1,  dated
            February 28, 1992, Registration No. 33-46082).

10.33H  -   The Company's Long-Term Incentive Plan (incorporated by reference to
            Exhibit 4.1  to the  Company's  Registration  Statement on Form S-8,
            Registration No. 333-35087).

10.34H  -   First Amendment to the Company's Long-Term Incentive Plan, effective as of November 23, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999, File No. 1-13245).

Exhibit
Number                                 Description


10.35H  -   Amendment No. 2 to the Company's Long-Term Incentive Plan, effective as of May 20, 1999 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999, File No. 1-13245).

10.36H  -   Amendment No. 3 to the Company's Long-Term Incentive Plan, effective as of February 17, 2000 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999, File No. 1-13245).

10.37H  -   The  Company's  Employee   Stock  Purchase  Plan   (incorporated  by
            reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35165).

10.38H  -   Amendment No.1 to the Company's Employee Stock  Purchase Plan, dated
            December 9, 1998 (incorporated  by reference to the Company's Annual
            Report on Form 10-K for the year ended  December 31,  1998, File No.
            001-13245).

10.39H  -   Amendment No. 2 to the Company's Employee Stock Purchase Plan, dated
            December 14, 1999 (incorporated by reference to Exhibit 10.74 to the
            Company's Annual Report on  Form 10-K for the period  ended December
            31, 1999, File No. 1-13245).

10.40H  -   The Company's Deferred Compensation Retirement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-39153).

10.41H  -   Pioneer USA 401(k) Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration  Statement on Form S-8,  Registration No.
            333-39249).

10.42H  -   Pioneer USA  Matching  Plan  (incorporated by  reference to  Exhibit
            10.42 to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1997, File No. 001-13245).

10.43H  -   Omnibus Amendment to Nonstatutory Stock Option Agreements,  included as part of the Parker & Parsley  Long-Term  Incentive Plan, dated as of November  16, 1995,  between Parker & Parsley and Named Executive
            Officers  identified on  Schedule 1 setting forth additional details
            relating   to  the   Parker  &  Parsley   Long-Term  Incentive  Plan
            (incorporated  by reference to Parker & Parsley's  Annual  Report on
            Form 10-K for the year ended December 31, 1995, File No. 001-10695).

10.44H  -   Severance Agreement, dated as of August 8, 1997, between the Company and  Scott  D.  Sheffield,  together  with  a  schedule  identifying substantially  identical  agreements between the Company and each of the other named executive officers  identified on Schedule I for the purpose  of  defining  the  payment  of  certain  benefits  upon the termination of the officer's employment under certain  circumstances
            (incorporated   by  reference  to  Exhibit  10.7  to  the  Company's
            Quarterly  Report on Form 10-Q for the period  ended  September  30,
            1997, File No. 001-13245).

10.45H  -   Indemnification Agreement, dated as of August 8,  1997,  between the
            Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements the Company and each of the Company's other directors and named executive officers identified on
            Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 1997, File No. 001-13245).

10.46   -   "B" Contract Production Allocation Agreement,  dated July 29,  1991, and effective as of January 1, 1991, between Colorado Interstate Gas
            Company and Mesa Operating Limited Partnership (incorporated by reference to Exhibit 10(r) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

Exhibit
Number                                Description


10.47   -   Amendment to "B" Contract  Production Allocation Agreement effective as of January 1, 1993,  between Colorado  Interstate Gas Company and
            Mesa Operating  Limited  Partnership  (incorporated by  reference to
            Exhibit  10.24  to   Mesa's  Registration  Statement  on  Form  S-1,
            Registration No. 33-51909).

10.48   -   Voting  and  Shareholders  Agreement  dated as of  February 8,  2000 between Prize Energy Corp. and its stockholders (incorporated by reference to Exhibit 10.1 to the Company's statement on Schedule 13D relating to the common stock of Prize Energy Corp., filed with the SEC on February 18, 2000, File No. 005-54797).

10.49    -  Second Supplemental Indenture, dated as of April 11, 2000, among the
            Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.50    -  Form of 9-5/8% Senior Notes Due April 1, 2010, dated as of April 11,
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

10.51    -  Guarantee,  dated  as of  April  11,  2000,  by  Pioneer  USA as the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit
            10.1 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.52    -  $575,000,000 Credit Agreement dated as of  May 31,  2000,  among the
            Company, as the borrower, Bank of America, N.A., as the Administrative Agent, Credit Suisse First Boston, as the Documentation Agent , the Chase Manhattan Bank, as the Syndicated Agent and certain Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2000).

10.53*  -   Agreement and  Plan of Merger  dated as of November 28,  2000 by and among  Pioneer Natural Resources Company,  Pioneer Natural Resources
            USA,  Inc.,  Parker & Parsley Employees  Producing Properties  87-A,
            Ltd.,  Parker & Parsley  Employees Producing  Properties 87-B  Ltd.,
            P&P Employees  Producing Properties  88-A, L.P.,  P&P Employees 89-A
            Conv., L.P.,  P&P Employees 89-A Conv.,  L.P.,  P&P  Employees  89-B
            Conv., L.P., P&P Employees  Private  89,  L.P.,  P&P Employees  90-A
            Conv., L.P.,  P&P Employees 90-B Conv.,  L.P.,  P&P  Employees  90-C
            Conv.,  L.P.,  P&P Employees  Private  90,  L.P.,  P&P  Employees 90
            Spraberry Private Development, L.P.,  P&P Employees 91-A Conv., L.P.
            and P&P Employees 91-B Conv., L.P.

21.1*   -   Subsidiaries of the registrant.

23.1*   -   Consent of Ernst & Young LLP.

---------------

*   Filed herewith

H Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).

(b)    Reports on Form 8-K

       During the three months ended December 31, 2000, the Company filed and furnished current reports on Form 8-K on October 26, 2000 and on December 21, 2000, respectively. The Form 8-K filed on October 26 reported, under Item 5, the Company's financial and operating results for the three and nine month periods ended September 30, 2000. The Form 8-K furnished on December 21 updated, under
Item 9, the Company's fourth quarter 2000 outlook and capital budget.

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

                                    PIONEER NATURAL RESOURCES COMPANY


Date:  February  26, 2001           By:    /s/ Scott D. Sheffield
                                         -------------------------------------
                                        Scott D. Sheffield, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Title                      Date

  /s/ Scott D. Sheffield        Chairman of the Board,         February 26, 2001
----------------------------     President and Chief
Scott D. Sheffield               Executive Officer
                                 (principal executive officer)


  /s/ Timothy L. Dove           Executive Vice President and   February 26, 2001
----------------------------     Chief Financial Officer
Timothy L. Dove


  /s/ Rich Dealy                Vice President and Chief       February 26, 2001
----------------------------     Accounting Officer
Rich Dealy


  /s/ James R. Baroffio         Director                       February 26, 2001
----------------------------
James R. Baroffio


  /s/ R. Hartwell Gardner       Director                       February 26, 2001
----------------------------
R. Hartwell Gardner


  /s/ James L. Houghton         Director                       February 26, 2001
----------------------------
James L. Houghton


  /s/ Jerry P. Jones            Director                       February 26, 2001
----------------------------
Jerry P. Jones


  /s/ Charles E. Ramsey, Jr.    Director                       February 26, 2001
----------------------------
Charles E. Ramsey, Jr.


  /s/ Robert L. Stillwell       Director                       February 26, 2001
----------------------------
Robert L. Stillwell