Form 10-Q
period 2001-03-31
PIONEER NATURAL RESOURCES CO
filed 2001-05-14
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)



                    Delaware                                 75-2702753
      -------------------------------------           ----------------------
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)               Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas              75039
-------------------------------------------------            ----------
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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of April 30, 2001.... 98,235,873

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                        Page

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000 .....................................    3

            Consolidated Statements of Operations for the three
               months ended March 31, 2001 and 2000...................    4

            Consolidated Statement of Stockholders' Equity for the
               three months ended March 31, 2001......................    5

            Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000...................    6

            Consolidated Statements of Comprehensive Income (Loss)
               for the three months ended March 31, 2001 and 2000.....    7

            Notes to Consolidated Financial Statements................    8

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................   19

Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk............................................   26


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.........................................   30

Item 6.     Exhibits and Reports on Form 8-K..........................   30

            Signatures................................................   31

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                              March 31,      December 31,
                                                                2001            2000
                                                             -----------     -----------
                                                             (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents...............................   $    18,305     $    26,159
  Accounts receivable:
     Trade, net...........................................       102,437         123,497
     Affiliates...........................................         1,479           2,157
  Inventories.............................................        12,965          14,842
  Deferred income taxes...................................         4,800           4,800
  Other current assets....................................        18,242          19,936
                                                              ----------      ----------
       Total current assets...............................       158,228         191,391
                                                              ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful
   efforts method of accounting:
     Proved properties....................................     3,288,356       3,187,889
     Unproved properties..................................       216,322         229,205
  Accumulated depletion, depreciation and
   amortization...........................................      (947,580)       (902,139)
                                                              ----------      ----------
                                                               2,557,098       2,514,955
                                                              ----------      ----------
Deferred income taxes.....................................        85,200          84,400
Other property and equipment, net.........................        22,497          25,624
Other assets, net.........................................        99,185         138,065
                                                              ----------      ----------
                                                             $ 2,922,208     $ 2,954,435
                                                              ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade................................................   $   110,795     $    96,646
     Affiliates...........................................         1,802           5,629
  Interest payable........................................        38,863          38,142
  Other current liabilities:
     Derivative obligations...............................       109,118          24,957
     Other................................................        50,713          51,140
                                                              ----------      ----------
       Total current liabilities..........................       311,291         216,514
                                                              ----------      ----------
Long-term debt, less current maturities...................     1,550,230       1,578,776
Other noncurrent liabilities..............................       194,615         225,740
Deferred income taxes.....................................        25,100          28,500
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares
     authorized; one share issued and outstanding.........           -               -
  Common stock, $.01 par value; 500,000,000 shares
     authorized; 101,493,569 and 101,268,754 shares
     issued as of March 31, 2001 and December 31,
     2000, respectively...................................         1,015           1,013
  Additional paid-in-capital..............................     2,354,778       2,352,608
  Treasury stock, at cost; 3,275,307 and 2,853,107
     shares as of March 31, 2001 and December 31,
     2000, respectively...................................       (44,752)        (37,682)
  Accumulated deficit.....................................    (1,354,784)     (1,422,703)
  Accumulated other comprehensive income (loss):
     Deferred hedge gains and losses......................      (110,507)            -
     Unrealized gain on available for sale securities.....         1,054           8,154
     Cumulative translation adjustment....................        (5,832)          3,515
                                                              ----------      ----------
       Total stockholders' equity.........................       840,972         904,905
Commitments and contingencies
                                                              ----------      ----------
                                                             $ 2,922,208     $ 2,954,435
                                                              ==========      ==========

  The financial information included as of March 31, 2001 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        3

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            2001           2000
                                                         ----------     ----------
Revenues:
    Oil and gas.......................................   $  257,986     $  174,375
    Interest and other................................        5,167          3,755
    Gain on disposition of assets, net................        7,293          8,372
                                                          ---------      ---------
                                                            270,446        186,502
                                                          ---------      ---------
Costs and expenses:
    Oil and gas production............................       55,802         43,122
    Depletion, depreciation and amortization..........       52,161         51,908
    Exploration and abandonments......................       22,883         13,075
    General and administrative........................       10,448          9,759
    Interest..........................................       35,616         39,755
    Other.............................................       25,217         14,413
                                                          ---------      ---------
                                                            202,127        172,032
                                                          ---------      ---------
Income before income taxes............................       68,319         14,470
Income tax (provision) benefit........................         (400)           300
                                                          ---------      ---------
Net income............................................   $   67,919     $   14,770
                                                          =========      =========
Net income per share:
    Basic.............................................   $      .69     $      .15
                                                          =========      =========
    Diluted...........................................   $      .68     $      .15
                                                          =========      =========
Weighted average basic shares outstanding.............       98,379        100,163
                                                          =========      =========

         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                                        4

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                                            Accumlated Other
                                                                                       Comprehensive Income (Loss)
                             Common                                                ----------------------------------
                             Stock              Additional                          Hedge     Investment
                             Shares     Common   Paid-in    Treasury  Accumulated   Gains       Gains     Translation  Stockholders'
                           Outstanding  Stock    Capital      Stock     Deficit    (Losses)    (Losses)   Adjustment      Equity
                           -----------  ------  ----------  --------  -----------  ---------  ----------  -----------  ------------

Balance as of January 1,
 2001.......................  98,416    $1,013  $2,352,608  $(37,682) $(1,422,703) $     -     $  8,154     $  3,515    $  904,905

  Stock options exercised...     224         2       2,170       -            -          -          -            -           2,172
  Treasury stock purchases..    (422)      -           -      (7,070)         -          -          -            -          (7,070)
  Net income................     -         -           -         -         67,919        -          -            -          67,919
  Other comprehensive
   income (loss):
    Deferred hedge gains
     and losses:
      Transition adjustment.     -         -           -         -            -     (197,444)       -            -        (197,444)
      Unrealized hedge
       gains................     -         -           -         -            -       53,066        -            -          53,066
      Net losses included
       in net income........     -         -           -         -            -       33,871        -            -          33,871
    Unrealized gains
     (losses) on available
     for sale securities:
      Unrealized holding
       losses...............     -         -           -         -            -          -          (58)         -             (58)
      Gains included in
       net income...........     -         -           -         -            -          -       (7,042)         -          (7,042)
    Translation adjustment..     -         -           -         -            -          -          -         (9,347)       (9,347)
                              ------     -----   ---------    ------   ----------   --------    -------      -------     ---------

Balance as of March 31,
 2001.......................  98,218    $1,015  $2,354,778  $(44,752) $(1,354,784) $(110,507)  $  1,054     $ (5,832)   $  840,972
                              ======     =====   =========   =======   ==========   ========    =======      =======     =========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                    -----------------------
                                                                      2001           2000
                                                                    ---------     ---------
Cash flows from operating activities:
    Net income...................................................   $  67,919     $  14,770
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion, depreciation and amortization...................      52,161        51,908
      Exploration expenses, including dry holes..................      21,847         9,732
      Deferred income taxes......................................      (4,800)       (1,500)
      Gain on disposition of assets, net.........................      (7,293)       (8,372)
      Other noncash items........................................      13,557        17,664
    Changes in operating assets and liabilities:
      Accounts receivable........................................      26,449       (18,950)
      Inventory..................................................       1,124          (190)
      Other current assets.......................................      (5,954)         (649)
      Accounts payable...........................................     (25,607)      (13,763)
      Interest payable...........................................         720        (8,512)
      Other current liabilities..................................      (8,389)        5,063
                                                                     --------      --------
         Net cash provided by operating activities...............     131,734        47,201
                                                                     --------      --------
Cash flows from investing activities:
    Proceeds from disposition of assets..........................      11,903        19,547
    Additions to oil and gas properties..........................     (97,720)      (60,034)
    Other property (additions) dispositions, net.................      (2,984)          553
                                                                     --------      --------
         Net cash used in investing activities...................     (88,801)      (39,934)
                                                                     --------      --------
Cash flows from financing activities:
    Borrowings under long-term debt..............................      60,175        30,839
    Principal payments on long-term debt.........................     (99,175)      (31,707)
    Payment of noncurrent liabilities............................      (6,650)       (3,909)
    Exercise of long-term incentive plan stock options...........       2,172            48
    Purchase of treasury stock...................................      (7,070)       (4,112)
    Deferred loan fees/issuance costs............................         -             (71)
                                                                     --------      --------
         Net cash used in financing activities...................     (50,548)       (8,912)
                                                                     --------      --------
Net decrease in cash and cash equivalents........................      (7,615)       (1,645)
Effect of exchange rate changes on cash and cash equivalents.....        (239)           (7)
Cash and cash equivalents, beginning of period...................      26,159        34,788
                                                                     --------      --------
Cash and cash equivalents, end of period.........................   $  18,305     $  33,136
                                                                     ========      ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                           2001         2000
                                                         ---------    ---------

Net income............................................   $  67,919    $  14,770
                                                          --------     --------
Other comprehensive income (loss):
  Deferred hedge gains and losses:
    Transition adjustment.............................    (197,444)         -
    Unrealized hedge gains............................      53,066          -
    Net losses included in net income.................      33,871          -
  Unrealized gains (losses) on available for
   sale securities:
    Unrealized holding gains (losses).................         (58)      31,742
    Gains included in net income......................      (7,042)         -
  Cumulative translation adjustment...................      (9,347)        (462)
                                                          --------     --------
       Other comprehensive income (loss)..............    (126,954)      31,280
                                                          --------     --------
Comprehensive income (loss)...........................   $ (59,035)   $  46,050
                                                          ========     ========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                             consolidated financial

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Mid Continent, Southwestern and onshore and offshore Gulf Coast regions of the United States and in Argentina, Canada, Gabon and South Africa.

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE C.     Derivative Financial Instruments

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the provisions of which the Company adopted on January 1, 2001.

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

       The adoption of SFAS 133 on January 1, 2001 resulted in a transition adjustment to (i) reclassify $57.8 million of deferred losses on terminated hedge positions from other assets (including $11.6 million of other current assets), (ii) increase other current assets, other assets and other current liabilities by $7.0 million, $6.2 million and $146.6 million, respectively, to record the fair value of open hedge derivatives, (iii) increase the carrying value of hedged long-term debt by $6.2 million and (iv) reduce stockholders' equity by $197.4 million for the net impact of items (i) through (iii) above. The $197.4 million reduction in stockholders' equity is reflected as a transition adjustment in other comprehensive income (loss) as of January 1, 2001.

       Under the provisions of SFAS 133, the Company may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk (a "fair value hedge"); or, as hedging the exposure to variability in expected future cash flows that is attributable to a particular risk (a "cash

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, both at inception of a hedge and on an ongoing basis, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The Company's policy is to assess actual hedge effectiveness at the end of each calendar quarter.

       Fair value hedging strategy. The Company has entered into interest rate swap agreements to hedge the fair value of certain of the Company's fixed rate debt. The terms of the interest rate swap agreements provide for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the periodic three month London Interbank Offered Rate ("LIBOR") plus a weighted average margin rate of 178.2 basis points.

       The terms of the above described fair value hedge perfectly match the terms of the hedged fixed rate debt and the Company does not exclude any components of the derivative's gain or loss from the measurement of hedge effectiveness. During the three month period ended March 31, 2001, the fair value of the interest rate swap agreements increased from $6.2 million to $9.9 million, with a corresponding offset in the fair value of the hedged fixed rate debt.

       Cash flow hedging strategy. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects.

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of March 31, 2001:

                                                                                            Yearly
                                         Second            Third            Fourth        Outstanding
                                         Quarter          Quarter           Quarter         Average
                                      -------------    --------------    -------------    ------------
Daily oil production:
   2001 - Swap Contracts
     Volume (Bbl)..................          19,209             8,740            2,000           9,949
     Price per Bbl.................   $       28.92    $        29.28    $       30.14    $      29.11

   2001 - Collar Contracts
     Volume (Bbl)..................           7,000             2,000            2,000           3,655
     Price per Bbl.................   $19.29-$23.33    $ 25.00-$31.43    $25.00-$31.43    $21.38-26.29

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both realized (excluding hedge results) and reported, and the net effects of settlements of oil price hedges to revenue:

                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                         2001       2000
                                                        -------    -------
       Average price reported per Bbl...............    $ 25.03    $ 22.44
       Average price realized per Bbl...............    $ 26.70    $ 27.74
       Reduction to revenue (in millions)...........    $  (5.3)   $ (16.8)

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)



       Natural gas liquids. During the three month periods ended March 31, 2001 and 2000, the Company did not enter into any NGL hedge contracts.

       Gas. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index price for those contracts as of March 31, 2001:

                                                                                               Yearly
                                    First         Second          Third         Fourth       Outstanding
                                   Quarter        Quarter        Quarter        Quarter        Average
                                 -----------    -----------    -----------    -----------    -----------
Daily gas production:
  2001 - Swap Contracts
     Volume (Mcf).............                      114,223        124,233        120,908        119,805
     Index price per MMBtu....                  $      4.10    $      4.27    $      4.31    $      4.23

  2001 - Collar Contracts
     Volume (Mcf).............                       54,482         54,482         54,482         54,482
     Index price per MMBtu....                  $2.11-$2.73    $2.11-$2.73    $2.11-$2.73    $2.11-$2.73

  2002 - Swap Contracts
     Volume (Mcf).............        80,000         80,000         80,000         80,000         80,000
     Index price per MMBtu....   $      4.73    $      4.73    $      4.73    $      4.73    $      4.73

  2002 - Collar Contracts
     Volume (Mcf).............        20,000         20,000         20,000         20,000         20,000
     Index price per MMBtu....   $4.50-$6.00    $4.50-$6.00    $4.50-$6.00    $4.50-$6.00    $4.50-$6.00

  2003 - Swap Contracts
     Volume (Mcf).............        25,000         25,000         25,000         25,000         25,000
     Index price per MMBtu....   $      4.55    $      4.55    $      4.55    $      4.55    $      4.55

  2004 - Swap Contracts
     Volume (Mcf).............        25,000         25,000         25,000         25,000         25,000
     Index price per MMBtu....   $      4.58    $      4.58    $      4.58    $      4.58    $      4.58

       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The following table sets forth the Company's gas prices, both realized (excluding hedge results) and reported, and the net effects of settlements of gas price hedges to revenue:

                                                           Three months ended
                                                                March 31,
                                                           -------------------
                                                            2001        2000
                                                           -------     -------

    Average price reported per Mcf.....................    $  4.58     $  1.97
    Average price realized per Mcf.....................    $  5.17     $  1.99
    Reduction to revenue (in millions).................    $ (17.7)    $   (.9)

       Hedge ineffectiveness and excluded items. During the three month period ended March 31, 2001, the Company recognized net increases to other expense of $10.9 million related to the ineffective portion of its cash flow hedging instruments. The Company excludes changes in the time and volatility value components of collar contracts that are designated as cash flow hedges from the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


measurement of hedge effectiveness. Associated therewith. the Company recorded a net increase to other expense of $2.4 million during the three month period ended March 31, 2001.

       Accumulated other comprehensive income (loss) - deferred hedge gains and losses. As described above, the Company recorded a transition adjustment associated with the January 1, 2001 adoption of the provisions of SFAS 133 which reduced stockholders' equity by $197.4 million. The adjustment to stockholders' equity was comprised of the fair value of the Company's derivative instruments that are designated as commodity cash flow hedges, which fair value amounted to a liability of $139.6 million as of January 1, 2001, and $57.8 million of deferred losses realized from the early termination of cash flow hedges. These adjustments to stockholders' equity are classified as Accumulated other comprehensive income (loss) ("AOCI") - deferred hedge gains and losses in the accompanying Consolidated Balance Sheet. As of March 31, 2001, AOCI - deferred hedge gains and losses amounts to a $110.5 million reduction in stockholders' equity, comprised of a $54.4 million fair value liability for the effective portions of commodity cash flow hedges that have not matured and $56.1 million of deferred losses from the early termination of cash flow hedges.

       Prior to the adoption of SFAS 133, deferred hedge losses realized from the early termination of cash flow hedges were recorded as other current assets or other assets based on their original maturity dates and were amortized to oil and gas revenues during their original maturity periods. The following table summarizes the Company's deferred hedge losses associated with the early termination of cash flow hedges as of March 31, 2001 and December 31, 2000:

                                                       March 31,    December 31,
                                                         2001           2000
                                                       ---------    -----------
                                                           (in thousands)
     Current deferred hedge losses:
       Oil........................................     $   7,809    $   8,745
       Gas........................................        13,545        2,863
                                                         -------      -------
                                                       $  21,354    $  11,608
                                                        ========     ========

     Noncurrent deferred gas hedge losses.........     $  34,802    $  46,192
                                                        ========     ========

       During the twelve month period ending March 31, 2002, the Company expects to reclassify $76.5 million of deferred losses from AOCI - deferred hedge losses to oil and gas revenue, including $21.4 million for terminated cash flow hedges.

       Non-hedge commodity derivatives. The Company is a party to certain BTU swap agreements that mature at the end of 2004. The BTU swap agreements do not qualify as hedges. Other expenses in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2001 include mark-to-market increases to the liabilities recognized for the BTU swap agreements of $6.6 million. During the three months ended March 31, 2000, the Company recorded a mark-to-market decrease of $.7 million to the liabilities recognized for the BTU swap agreements. The BTU swap agreements will continue to be marked-to-market at the end of each reporting period during their respective lives. The related effects on the Company's future results of operations could be significant.

       During 2000, the Company was a party to options that provided the counterparties the right to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.75 per MMBtu. These contracts did not qualify for hedge accounting treatment. For the three months ended March 31, 2000, other expenses include mark-to-market increases to the liabilities recognized on these contracts of $14.1 million.

       Non-hedge foreign currency agreements. The Company was a party to a series of forward foreign exchange rate swap agreements that exchanged Canadian dollars for United States dollars. These agreements matured during the fourth

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


quarter of 2000.  As these  contracts  did not  qualify as hedges,  the  Company
recorded   mark-to-market   adjustments  to  increase  the  associated  contract
liabilities by $.1 million during the three months ended March 31, 2000.

NOTE D.     Investment Securities

       As of March 31, 2001 and December 31, 2000, the Company owned 80,715 shares and 613,215 shares, respectively, of Prize Energy Corp. ("Prize") common stock. The Company has classified its investment in the Prize common stock as available for sale securities and carries the investment at its market-quoted fair value in other assets in the accompanying Consolidated Balance Sheets. As of March 31, 2001 and December 31, 2000, the fair value of the Company's investment in Prize common stock was $1.6 million and $12.7 million, respectively. Associated therewith, the Company has recorded unrealized gains on available for sale securities of $1.1 million and $8.2 million as of March 31, 2001 and December 31, 2000, respectively, within AOCI in stockholders' equity in the accompanying Consolidated Balance Sheets.

       During the three month periods ended March 31, 2001 and 2000, the Company realized gains of $7.0 million and $8.3 million, respectively, from the divestitures of Prize common stock. Additionally, during the three month periods ended March 31, 2001 and 2000, the Company recognized, in other comprehensive income (loss) in the accompanying Consolidated Statements of Comprehensive Income (Loss), an unrealized loss of $.1 million and an unrealized gain of $31.7 million, respectively, from changes in the fair value of investments in Prize common stock.

NOTE E.     Commitments and Contingencies

       Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceeding described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by- quarter basis and will adjust its litigation reserves as appropriate to reflect the then current status of litigation.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non- recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. During the year ended December 31, 2000, the Company paid $3.9 million in partial settlement of original claims presented under this litigation. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of March 31, 2001 and December 31, 2000, the Company had on deposit $28.5 million and $28.1 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE F.     Net Income Per Share

       Following is a reconciliation of the basic and diluted income per share computation for the three month periods ended March 31, 2001 and 2000:

                                                            Weighted Average
                                                             Common Shares     Net  Income
                                              Net Income      Outstanding       Per Share
                                              -----------   ----------------   -----------
                                                (in thousands, except per share amounts)
Three Months Ended March 31, 2001:
   Basic.....................................  $ 67,919           98,379          $ .69
   Effect of dilutive securities:
     Common stock options*...................       -              1,329
                                                -------          -------
   Diluted...................................  $ 67,919           99,708          $ .68
                                                =======          =======
Three Months Ended March 31, 2000:
   Basic.....................................  $ 14,770          100,163          $ .15
   Effect of dilutive securities:
     Common stock options*...................       -                141
                                                -------          -------
   Diluted...................................  $ 14,770          100,304          $ .15
                                                =======          =======

* Common stock options to purchase 3,205,578 and 4,995,092 shares of common stock were outstanding but not included in the computations of diluted EPS for the three month periods ended March 31, 2001 and 2000, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

                                       13

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE G.     Geographic Operating Segment Information

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

                                      United                            Other    Headquarters   Consolidated
                                      States    Argentina    Canada    Foreign     and other        Total
                                     --------   ---------   --------   -------   ------------   ------------
                                                               (in thousands)
Three months ended March 31, 2001:
  Oil and gas revenue.............   $199,421    $ 31,602   $ 26,963   $   -        $    -        $ 257,986
  Interest and other..............        -           -          -         -           5,167          5,167
  Gain on disposition of assets...         69         -          -         -           7,224          7,293
                                      -------     -------    -------    ------       -------       --------
                                      199,490      31,602     26,963       -          12,391        270,446
                                      -------     -------    -------    ------       -------       --------
  Production costs................     46,268       6,555      2,979       -             -           55,802
  Depletion, depreciation and
     amortization.................     29,228      12,135      6,682       -           4,116         52,161
  Exploration and abandonments....      5,215       6,610      6,613     4,445           -           22,883
  General and administrative......        -           -          -         -          10,448         10,448
  Interest........................        -           -          -         -          35,616         35,616
  Other ..........................        -           -          -         -          25,217         25,217
                                      -------     -------    -------    ------       -------       --------
                                       80,711      25,300     16,274     4,445        75,397        202,127
                                      -------     -------    -------    ------       -------       --------
  Income (loss) before income taxes   118,779       6,302     10,689    (4,445)      (63,006)        68,319
  Income tax benefit (provision)..    (41,573)     (2,206)    (4,769)    1,556        46,592           (400)
                                      -------     -------    -------    ------       -------       --------
  Net income (loss)...............   $ 77,206    $  4,096   $  5,920   $(2,889)     $(16,414)     $  67,919
                                      =======     =======    =======    ======       =======       ========

                                      United                            Other    Headquarters   Consolidated
                                      States    Argentina    Canada    Foreign     and other        Total
                                     --------   ---------   --------   -------   ------------   ------------
                                                               (in thousands)
Three months ended March 31, 2000:
  Oil and gas revenue.............   $132,442    $ 31,118   $ 10,815   $   -        $    -        $ 174,375
  Interest and other..............        -           -          -         -           3,755          3,755
  Gain (loss) on disposition
    of asset......................        (10)        -            6       -           8,376          8,372
                                      -------     -------    -------    ------       -------       --------
                                      132,432      31,118     10,821       -          12,131        186,502
                                      -------     -------    -------    ------       -------       --------
  Production costs................     34,413       5,400      3,309       -             -           43,122
  Depletion, depreciation and
     amortization.................     30,989      11,180      5,729       -           4,010         51,908
  Exploration and abandonments....      4,949       6,171        447     1,508           -           13,075
  General and administrative......        -           -          -         -           9,759          9,759
  Interest........................        -           -          -         -          39,755         39,755
  Other ..........................        -           -          -         -          14,413         14,413
                                      -------     -------    -------    ------       -------       --------
                                       70,351      22,751      9,485     1,508        67,937        172,032
                                      -------     -------    -------    ------       -------       --------
  Income (loss) before income taxes    62,081       8,367      1,336    (1,508)      (55,806)        14,470
  Income tax benefit (provision)..    (21,728)     (2,928)      (596)      528        25,024            300
                                      -------     -------    -------    ------       -------       --------
  Net income (loss)...............   $ 40,353    $  5,439   $    740   $  (980)     $(30,782)     $  14,770
                                      =======     =======    =======    ======       =======       ========

                                       14

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


NOTE H.     Pioneer USA

       Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand- alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                              As of March 31, 2001
                                  (in thousands)
                                   (Unaudited)

                                     ASSETS
                                                                           Non-
                                                          Pioneer       Guarantor                       The
                                             Parent         USA        Subsidiaries   Eliminations    Company
                                           ----------   ------------   ------------   ------------   ---------
Current assets:
  Cash and cash equivalents.............   $       47   $     8,666     $    9,592     $            $   18,305
  Other current assets..................    1,944,370    (1,204,653)      (599,794)                    139,923
                                            ---------    ----------      ---------                   ---------
       Total current assets.............    1,944,417    (1,195,987)      (590,202)                    158,228
                                            ---------    ----------      ---------                   ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,374,532        913,824                   3,288,356
     Unproved properties................          -          27,175        189,147                     216,322
  Accumulated depletion, depreciation and
    amortization........................          -        (726,211)      (221,369)                   (947,580)
                                            ---------     ---------      ---------                   ---------
                                                  -       1,675,496        881,602                   2,557,098
                                            ---------     ---------      ---------                   ---------
Deferred income taxes...................       85,200           -              -                        85,200
Other property and equipment, net.......          -          18,076          4,421                      22,497
Other assets, net.......................       28,185        37,661         33,339                      99,185
Investment in subsidiaries..............      442,228       100,936            -        (543,164)           -
                                            ---------     ---------      ---------                   ---------
                                           $2,500,030   $   636,182     $  329,160                  $2,922,208
                                            =========    ==========      =========                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   40,045   $   222,466     $   48,780                  $  311,291
Long-term debt, less current maturities.    1,550,230           -              -                     1,550,230
Other noncurrent liabilities............          -         162,003         32,612                     194,615
Deferred income taxes...................          -             -           25,100                      25,100
Stockholders' equity....................      909,755       251,713        222,668      (543,164)      840,972
Commitments and contingencies
                                            ---------    ----------      ---------                   ---------
                                           $2,500,030   $   636,182     $  329,160                  $2,922,208
                                            =========    ==========      =========                   =========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2000
                                 (in thousands)

                                     ASSETS
                                                                           Non-
                                                          Pioneer       Guarantor                       The
                                             Parent         USA        Subsidiaries   Eliminations    Company
                                           ----------   ------------   ------------   ------------   ---------
Current assets:
  Cash and cash equivalents.............   $      15    $    18,387     $    7,757     $            $   26,159
  Other current assets..................    2,006,496    (1,245,546)      (595,718)                    165,232
                                            ---------    ----------      ---------                   ---------
       Total current assets.............    2,006,511    (1,227,159)      (587,961)                    191,391
                                            ---------    ----------      ---------                   ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,291,872        896,017                   3,187,889
     Unproved properties................          -          28,103        201,102                     229,205
  Accumulated depletion, depreciation and
    amortization........................          -        (692,250)      (209,889)                   (902,139)
                                            ---------    ----------      ---------                   ---------
                                                  -       1,627,725        887,230                   2,514,955
                                            ---------    ----------      ---------                   ---------
Deferred income taxes...................       84,400           -              -                        84,400
Other property and equipment, net.......          -          20,823          4,801                      25,624
Other assets, net.......................       18,877        89,632         29,556                     138,065
Investment in subsidiaries..............      347,370       100,192            -        (447,562)          -
                                             --------    ----------      ---------                   ---------
                                           $2,457,158   $   611,213     $  333,626                  $2,954,435
                                            =========    ==========      =========                   =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.....................   $   37,889    $   140,415     $   38,210                 $  216,514
Long-term debt, less current maturities.    1,578,776            -              -                    1,578,776
Other noncurrent liabilities............          -          190,476         35,264                    225,740
Deferred income taxes...................          -              -           28,500                     28,500
Stockholders' equity....................      840,493        280,322        231,652     (447,562)      904,905
Commitments and contingencies
                                             --------      ---------       --------                  ---------
                                           $2,457,158    $   611,213     $  333,626                 $2,954,435
                                            =========     ==========      =========                  =========

                                       16

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    For the Three Months Ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer      Guarantor       Income                         The
                                        Parent       USA      Subsidiaries    Tax Benefit    Eliminations    Company
                                       --------   ---------   ------------   -------------   ------------   ----------
Revenues:
  Oil and gas........................  $    -     $ 192,794     $ 65,192       $    -         $             $  257,986
  Interest and other.................       -         3,022        2,145            -                            5,167
  Gain on disposition of assets, net.       -         7,231           62            -                            7,293
                                        -------    --------      -------        -------                      ---------
                                            -       203,047       67,399            -                          270,446
                                        -------    --------      -------        -------                      ---------
Costs and expenses:
  Oil and gas production.............       -        45,782       10,020            -                           55,802
  Depletion, depreciation and
    amortization.....................       -        31,495       20,666            -                           52,161
  Exploration and abandonments.......       -         5,925       16,958            -                           22,883
  General and administrative.........       177       7,188        3,083            -                           10,448
  Interest...........................   (10,396)     32,120       13,892            -                           35,616
  Equity income from subsidiaries....   (57,717)       (571)         -              -           58,288             -
  Other..............................       -         7,067       18,150            -                           25,217
                                        -------    --------      -------        -------                      ---------
                                        (67,936)    129,006       82,769            -                          202,127
                                        -------    --------      -------        -------                      ---------
Income (loss) before income taxes....    67,936      74,041      (15,370)                                       68,319
Income tax (provision) benefit.......       -            17         (400)           (17)                          (400)
                                        -------    --------      -------        -------                      ---------
Net income (loss)....................    67,936      74,058      (15,770)           (17)                        67,919
Other comprehensive income (loss):
   Deferred hedge losses:
     Transition adjustment...........       -      (172,007)     (25,437)           -                         (197,444)
     Unrealized hedge gains..........       -        49,992        3,074            -                           53,066
     Net losses included in net
      income.........................       -        22,455       11,416            -                           33,871
   Unrealized gains (losses) on
    available for sale securities:
     Unrealized holding gains
      (losses).......................       -           (58)         -              -                              (58)
     Gains included in net income....       -        (7,042)         -              -                           (7,042)
   Cumulative translation adjustment.       -           -         (9,347)           -                           (9,347)
                                        -------    --------      -------        -------                      ---------
Comprehensive income (loss)..........  $ 67,936   $ (31,162)    $(37,504)      $    (17)                    $  (59,035)
                                       ========    ========      =======        =======                      =========

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    For the Three Months Ended March 31, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer      Guarantor       Income                         The
                                        Parent       USA      Subsidiaries    Tax Benefit    Eliminations    Company
                                       --------   ---------   ------------   -------------   ------------   ----------
Revenues:
  Oil and gas........... ............  $    -     $ 125,477     $ 48,898       $    -         $             $  174,375
  Interest and other..... ...........        18       2,060        1,677            -                            3,755
  Gain on disposition of assets, net.       -         8,337           35            -                            8,372
                                        -------    --------      -------        -------                      ---------
                                             18     135,874       50,610            -                          186,502
                                        -------    --------      -------        -------                      ---------
Costs and expenses:
  Oil and gas production.............       -        33,745        9,377            -                           43,122
  Depletion, depreciation and
    amortization.....................       -        32,771       19,137            -                           51,908
  Exploration and abandonments.......       -         5,664        7,411            -                           13,075
  General and administrative.........      (196)      7,814        2,141            -                            9,759
  Interest...........................   (11,621)     36,151       15,225            -                           39,755
  Equity income from subsidiaries....    (2,927)     (2,709)         -              -            5,636             -
  Other..............................       -        14,071          342            -                           14,413
                                        -------    --------      -------        -------                      ---------
                                        (14,744)    127,507       53,633            -                          172,032
                                        -------    --------      -------        -------                      ---------
Income (loss) before income taxes....    14,762       8,367       (3,023)           -                           14,470
Income tax benefit...................       -           -            292              8                            300
                                        -------    --------      -------        -------                      ---------
Net income (loss)....................    14,762       8,367       (2,731)             8                         14,770
Other comprehensive income (loss):
  Unrealized gain on available
    for sale securities..............        -       31,742          -              -                           31,742
  Cumulative translation adjustment..        -          -           (462)           -                             (462)
                                        -------    --------      -------        -------                      ---------
Comprehensive income (loss)..........  $ 14,762   $  40,109     $ (3,193)      $      8                     $   46,050
                                        =======    ========      =======        =======                      =========

                                       17

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                                  Non-
                                                                   Pioneer     Guarantor        The
                                                        Parent       USA      Subsidiaries    Company
                                                       --------   ---------   ------------   ---------
Cash flows from operating activities:
 Net cash provided by operating activities.........    $ 43,930   $ 45,680      $ 42,124     $ 131,734
                                                        -------    -------       -------      --------
Cash flows from investing activities:
 Proceeds from disposition of assets...............         -       11,725           178        11,903
 Additions to oil and gas properties...............         -      (59,445)      (38,275)      (97,720)
 Other property (additions) dispositions, net......         -       (1,541)       (1,443)       (2,984)
                                                        -------    -------       -------      --------
    Net cash used in investing activities..........         -      (49,261)      (39,540)      (88,801)
                                                        -------    -------       -------      --------
Cash flows from financing activities:
 Borrowings under long-term debt...................      60,175        -             -          60,175
 Principal payments on long-term debt..............     (99,175)       -             -         (99,175)
 Payment of noncurrent liabilities.................         -       (6,140)         (510)       (6,650)
 Exercise of long-term incentive plan
    stock options..................................       2,172        -             -           2,172
 Purchase of treasury stock........................      (7,070)       -             -          (7,070)
                                                        -------    -------       -------      --------
    Net cash used in financing activities..........     (43,898)    (6,140)         (510)      (50,548)
                                                        -------    -------       -------      --------
Net increase (decrease) in cash and cash
  equivalents......................................          32     (9,721)        2,074        (7,615)
Effect of exchange rate changes on
  cash and cash equivalents........................         -          -            (239)         (239)
Cash and cash equivalents,
  beginning of period..............................          15     18,387         7,757        26,159
                                                        -------    -------       -------      --------
Cash and cash equivalents, end
  of period........................................    $     47   $  8,666      $  9,592     $  18,305
                                                        =======    =======       =======      ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                  Non-
                                                                   Pioneer     Guarantor        The
                                                        Parent       USA      Subsidiaries    Company
                                                       --------   ---------   ------------   ---------
Cash flows from operating activities:
 Net cash provided by operating activities.........    $  5,316   $  4,450      $ 37,435     $  47,201
                                                        -------    -------       -------      --------
Cash flows from investing activities:
 Proceeds from disposition of assets...............         -       18,885           662        19,547
 Additions to oil and gas properties...............         -      (22,925)      (37,109)      (60,034)
 Other property (additions) dispositions, net......         -       (1,767)        2,320           553
                                                        -------    -------       -------      --------
    Net cash used in investing activities..........         -       (5,807)      (34,127)      (39,934)
                                                        -------    -------       -------      --------
Cash flows from financing activities:
 Borrowings under long-term debt...................      30,839        -             -          30,839
 Principal payments on long-term debt..............     (31,384)      (323)          -         (31,707)
 Payment of noncurrent liabilities.................         -       (3,665)         (244)       (3,909)
 Exercise of long-term incentive plan
    stock options..................................          48        -             -              48
 Purchase of treasury stock........................      (4,112)       -             -          (4,112)
 Deferred loan fees/issuance costs.................         (71)       -             -             (71)
                                                        -------    -------       -------      --------
    Net cash used in financing activities..........      (4,680)    (3,988)         (244)       (8,912)
                                                        -------    -------       -------      --------
Net increase(decrease) in cash and cash
  equivalents......................................         636     (5,345)        3,064        (1,645)
Effect of exchange rate changes on
  cash and cash equivalents........................         -          -              (7)           (7)
Cash and cash equivalents,
  beginning of period..............................           5     22,699        12,084        34,788
                                                        -------    -------       -------      --------
Cash and cash equivalents, end
  of period........................................    $    641   $ 17,354      $ 15,141     $  33,136
                                                        =======    =======       =======      ========

                            PIONEER NATURAL RESOURCES


Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations(1)

Financial and Operating Performance

       The financial and operating performance of Pioneer Natural Resources Company (the "Company" or "Pioneer") during the three months ended March 31, 2001 was highlighted by participation in a series of discoveries in the deepwater Gulf of Mexico, Gabon and South Africa (see "Drilling Highlights", below); significant increases in net income and operating cash flows; further reductions in outstanding borrowings; and additional common stock repurchases.

       The Company reported net income of $67.9 million ($.68 per diluted share) for the three months ended March 31, 2001, as compared to net income of $14.8 million ($.15 per share) for the same period in 2000. During the three months ended March 31, 2001, earnings were positively impacted by favorable commodity prices and a $7.3 million gain on the disposition of assets. These favorable results were partially offset by $8.8 million of derivative mark-to- market charges to other expenses. The Company's results for the three months ended March 31, 2000 were impacted by increases in commodity prices, an $8.4 million gain on the disposition of assets and $13.5 million of derivative mark-to-market charges to other expenses.

       The Company's net cash provided by operating activities grew to $131.7 million during the three months ended March 31, 2001, representing an increase of 179 percent, as compared to net cash provided by operating activities of $47.2 million for the same period in 2000. The increase in net cash provided by operating activities was primarily a result of favorable commodity prices. These positive results were partially offset by production declines primarily resulting from prior year asset divestitures, temporary supply, demand and infrastructure issues and increased production costs primarily resulting from increases in production and ad valorem taxes and field fuel costs associated with higher gas prices. During the three months ended March 31, 2001, the Company used its net cash provided by operating activities, together with proceeds from the dispositions of assets, to fund additions to oil and gas properties, to repay $39.0 million of outstanding indebtedness, to repurchase 422,200 shares of the Company's common stock for $7.1 million and for other general corporate needs.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 2001 was $2.4 billion, consisting of total debt of $1.6 billion and stockholders' equity of $.8 billion. Debt as a percentage of total book capitalization was 65 percent at March 31, 2001 as compared to 64 percent at December 31, 2000. The increase in the Company's debt as a percentage of total book capitalization during the three months ended March 31, 2001 is primarily due to a $110.5 million reduction in stockholders' equity associated with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended. Total outstanding indebtedness declined by $28.5 million during the three months ended March 31, 2001. The Company intends to continue reducing its outstanding indebtedness during the remainder of 2001 and 2002 through the use of funds generated by the individual or combined sources of operating activities and asset dispositions. See "Results of Operations" below for additional information regarding SFAS 133 and the Company's hedging activities.

Drilling Highlights

       During the first quarter of 2001, the Company spent $97.7 million on capital projects including $50.7 million for development activities, $29.8 million for exploration activities and $17.2 million on acquisitions. During the three months ended March 31, 2001, the Company completed 103 development wells and 21 exploratory wells and plugged and abandoned two development wells and 11 exploratory wells. As of March 31, 2001, the Company had 46 development wells and 15 exploratory wells in progress.

       Domestic. The Company expended $38.0 million during the first quarter of 2001 on drilling activities in the Gulf Coast, Permian Basin and Mid Continent areas of the United States.

       Gulf Coast area. In the Gulf Coast area, the Company expended $25.9 million of drilling capital during the first quarter of 2001 to successfully drill four exploratory wells and three development wells and begin drilling 11 exploratory and eight development wells that remained in progress on March 31, 2001. During April 2001, the Company announced Gulf Coast area discoveries including a successful appraisal well completed in the Company's Cyrus prospect and participation in two new deepwater Gulf of Mexico discoveries at the Turnberry and Falcon prospects. The Company owns a 5.5 percent working interest in the Cyrus prospect, where the Texaco-operated High Island Block A-582 #5 well confirmed over 230 feet of pay found in a discovery well drilled during the fourth quarter of 2000. The initial exploratory well drilled on the Dominion E&P-operated Turnberry prospect, where the Company owns a 40 percent working interest, was drilled to a total depth of 15,994 feet and encountered over 100 feet of hydrocarbon-bearing sands. Sidetrack operations on the Turnberry discovery are underway to test the extent of the underlying reservoir. At the Mariner Energy-operated Falcon prospect, where the Company owns a 45 percent working interest, an exploratory well was drilled to a total depth of 9,060 feet and found two hydrocarbon-bearing sands. The discovery well was also successfully sidetracked to a downdip location to test the extent of the underlying reservoir.

       As of March 31, 2001, the Company is also participating in three exploratory wells drilling on the Gulf of Mexico shelf that are targeting deep gas objectives. An exploratory well on the Pioneer-operated Cruiser prospect in West Cameron 296, in which the Company owns a 70 percent working interest, is being drilled to a target depth of 16,000 feet; an exploratory well on the Spinnaker-operated Stirrup prospect in Mustang Island 861-L, in which the Company owns a 25 percent working interest, is drilling towards two objectives located at depths of 14,500 feet and 15,300 feet; and, an exploratory well on the Hall Houston-operated Oneida prospect in East Cameron 76, in which the Company owns a 14 percent working interest, is drilling towards a target depth of 16,800 feet. All three of these deep gas tests are expected to reach their initial objectives during May 2001. Three additional Gulf of Mexico exploratory wells are planned for the remainder of 2001. Two deepwater wells are planned for the fourth quarter of 2001 to test the Ozona Deep prospect in Garden Banks 515, where the Company owns a 32 percent working interest and the Sanibel prospect in East Breaks 981, where the Company owns a 100 percent working interest. On the Gulf of Mexico shelf, the Company plans on testing its Malta prospect, where the Company has a 100 percent working interest, after the completion of the Cruiser prospect well.

       In the deepwater Gulf of Mexico area, the Company's development drilling and completion work remains on schedule in the Aconcagua and Camden Hills fields. The first development well at Aconcagua, one of three fields being jointly developed in the Canyon Express gas project, was successfully completed during the first quarter of 2001 and exceeded the Company's expectations. Additionally, facilities construction is underway for the Canyon Express gas project, in which the Company owns an 18 percent interest, with installation scheduled to commence during the third quarter of 2001. First sales from the installation are expected in June 2001. Two exploratory wells are in progress at the Devils Tower field in Mississippi Canyon 773, where the Company increased its working interest to 25 percent during the first quarter 2001, to explore for new reserves in previously undrilled reservoirs and to further develop previously tested zones. If successful, these wells will further support and expedite project sanctioning.

       In South Texas, the Company continues to aggressively develop the Edwards Reef in its Pawnee field, where the Company has a 100 percent working interest. The Company initiated drilling on the first of five scheduled vertical wells and two horizontal reentries.

       The Company currently has seven drilling rigs contracted and operating in the East Texas/Gulf Coast area, including four rigs in the East Texas Bossier field. In East Texas, the Company plans to drill 25 operated wells and participate in 12 outside operated wells in the Bossier play in 2001. Three wells have been drilled this year with a total of seven operated wells currently producing and awaiting completion or facilities. Pioneer holds approximately 134,000 gross acres in the play in East Texas and Louisiana with a 65 percent average working interest.

       Permian Basin area. In the Permian Basin area, the Company expended $10.1 million of drilling capital during the first quarter of 2001 to successfully complete 57 development wells and one exploratory well and to begin drilling 26 development wells that remain in progress as of March 31, 2001. In the Permian Basin area, the Company's discoveries in the Myway Clearfork field have provided 20 to 30 potential development locations. Additionally, in the Ozona gas field, Pioneer is drilling the sixth well of a 25 well 2001 development program in the Canyon and Strawn formations, where gross average well production is 600 Mcf per day. The Company currently has eight drilling rigs contracted and operating in the Permian Basin area.

       Mid Continent area. In the Mid Continent area, the Company expended $2.0 million of drilling capital during the first quarter of 2001 to successfully complete 10 development wells and to begin drilling four development wells that remain in progress as of March 31, 2001. The Company's development drilling in the Mid Continent area is focused on West Panhandle and Hugoton gas prospects, where the Company currently has one drilling rig contracted and operating.

       Argentina. In Argentina, the Company expended $12.3 million of drilling capital during the first quarter of 2001 to successfully complete eight wells, one of which was an exploratory discovery and seven of which were development wells, and to drill one exploratory well that was plugged and abandoned and to begin drilling six development wells that remain in progress as of March 31, 2001. The Company has had significant success in the Bajo Barda Gonzalez drilling program in Argentina's Neuquen Basin, where seven wells have been drilled during the first quarter of 2001 and five wells are scheduled for the second quarter of 2001. In the Loma Negra Norte field, the Company has drilled five successful wells and has identified 10 to 20 additional drilling locations. The Company currently has four drilling rigs contracted and operating in Argentina.

       Canada. In Canada, the Company expended $19.2 million of drilling capital during the first quarter of 2001 to successfully complete 26 development wells and 14 extension/exploration wells, to drill 10 extension/exploration wells that were plugged and abandoned and to begin drilling two extension/exploration wells that remain in progress as of March 31, 2001. During the first quarter of 2001, the Company completed its annual winter drilling program in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible to drilling operations during the winter. During the just completed winter drilling program, the Company drilled 32 wells in the Chinchaga area and connected 26 wells to pipelines. In the North Chinchaga area, eight wells were drilled and connected to pipelines. In the Martin Creek and Conroy Black areas, four wells were drilled and 12 wells were connected to pipelines, including 11 wells that were drilled during the previous winter drilling program.

       Africa. In South Africa and Gabon, the Company expended $10.8 million of drilling capital during the first quarter of 2001 to successfully drill the Company's first exploratory well on its South African Boomslang prospect and to participate in one exploratory well in South Africa and one exploratory well in Gabon that remain in progress as of March 31, 2001. During February 2001, the Company announced that its E-DQ1 well in the Boomslang prospect, in which the Company has a 49 percent working interest, tested significant volumes of oil and natural gas. The well is located in the Bredasdorp Basin in the E-P Tract of Block 9, offshore South Africa and encountered 108 net feet of pay in shallow-marine sands consisting of an oil leg under a gas column at a depth of 6,600 feet. Additionally, during April 2001 the Company announced discoveries at the Pioneer-operated E-BB2 exploratory gas well offshore South Africa and at the Pioneer-operated Olowi Marin-1 exploratory oil well offshore Gabon. The E-BB2 gas well, in which the Company owns a 40 percent working interest, was drilled to a total depth of 10,184 feet and encountered over 325 feet of gas-productive sandstone in five primary zones. Additional tests of the E-BB2 well are scheduled during the second quarter of 2001, subsequent to which the Company intends to drill an appraisal well on the Boomslang discovery. The Olowi Marin-1 well in Gabon, in which the Company owns a 100 percent working interest, was drilled to a target depth of 3,720 feet. The well and a subsequent sidetrack established the presence of an oil column at least 75 feet thick and is presently being tested.

       At our Sable oil discovery in South Africa (35% Pioneer share), the partners are currently evaluating bids related to a floating production, storage and offloading facility and subsea production equipment. The Company is still targeting production beginning in the first quarter of 2003. An initial rate of approximately 30,000 Bbls per day is anticipated.

       Budgeted capital expenditures. The Company's successful drilling results during 2001 have led to revisions to the Company's capital commitment plans. Based on forecasted 2001 cash flows from operating activities and follow-on capital requirements associated with the Company's successful exploration programs, the Company has, subject to Board of Director approval, plans to increase its 2001 capital expenditures budget by approximately 10 percent to $480 million from the $430 million budget originally established.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $258.0 million for the three months ended March 31, 2001, compared to $174.4 million for the same period in 2000. The increase in revenues is reflective of commodity price increases which more than offset decreased production volumes that primarily resulted from prior year asset divestitures and temporary supply, demand and infrastructure issues that are described in more detail, below.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three months ended March 31, 2001 and 2000:

                                                       Three months ended
                                                             March 31,
                                                      ---------------------
                                                        2001         2000
                                                      --------     --------
         Production:
            Oil (MBbls)............................      3,163        3,163
            NGLs (MBbls)...........................      1,838        2,063
            Gas (MMcf).............................     29,942       32,688
            Total (MBOE)...........................      9,991       10,674
         Average daily production:
            Oil (Bbls).............................     35,140       34,759
            NGLs (Bbls)............................     20,426       22,667
            Gas (Mcf)..............................    332,686      359,208
            Total (BOE)............................    111,014      117,294
         Average reported prices:
            Oil (per Bbl):
              United States........................   $  25.25     $  20.02
              Argentina............................   $  24.59     $  29.44
              Canada...............................   $  23.83     $  29.12
              Worldwide............................   $  25.03     $  22.44
            NGLs (per Bbl):
              United States........................   $  22.51     $  18.86
              Argentina............................   $  27.04     $  19.41
              Canada...............................   $  24.33     $  22.52
              Worldwide............................   $  22.71     $  19.00
            Gas (per Mcf):
              United States........................   $   5.61     $   2.29
              Argentina............................   $   1.25     $   1.11
              Canada...............................   $   5.81     $   1.92
              Worldwide............................   $   4.58     $   1.97

       As discussed above, oil and gas revenues for the quarter ended March 31, 2001 were positively impacted by commodity price increases. Comparing the first quarter of 2001 to the same period in 2000, the Company's average worldwide oil price increased 12 percent; the Company's average worldwide NGL price increased 20 percent; and the Company's average worldwide gas price increased 132 percent.

       On a BOE basis, average daily production decreased by five percent during the three month period ended March 31, 2001, as compared to the same period in 2000. Per BOE average daily production, on a first-quarter to first-quarter comparison, declined nine percent in the United States, where the Company completed asset dispositions during 2000, while production in Canada and Argentina increased by 10 and three percent, respectively. Additionally, production levels were also negatively impacted during the first quarter of 2001 by the Company's election not to recover ethane from United States Mid Continent area gas during January 2001 (this election effectively raised the Company's MMBtu content, price realizations per Mcf of natural gas and total revenue, but reduced production volumes by approximately 1,200 BOE per day during the election period); severe weather in the United States Mid Continent area during January 2001 which hampered field operations; increased hydroelectric power availability in Argentina which reduced the demand for natural gas power generation, unscheduled plant downtime at a large gas purchaser in the Tierra del Fuego area in Argentina; and, in the Neuquen Basin area in Argentina, unanticipated compressor maintenance.

       Second quarter 2001 production volumes are expected to average 116,000 to 118,000 BOE per day. Gas production is expected to rise as a result of the successful winter drilling program in Canada and as Argentina enters its winter season with higher demand for natural gas. Oil production is also expected to increase in Argentina as a result of an active development drilling program.

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swaps and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. On January 1, 2001, the Company adopted the provisions of SFAS 133. Although SFAS 133 does not change the economics associated with derivative instruments in general or hedging activities in particular, it has significantly changed the accounting for derivative instruments and hedging activities and the requirements that must be met in order for a derivative instrument to qualify for hedge accounting treatment. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the adoption of SFAS 133 and the Company's hedging activities.

       Gain on disposition of assets. During the three months ended March 31, 2001 and 2000, the Company recorded gains on the disposition of assets of $7.3 million and $8.4 million, respectively. The gain recognized during the first quarter of 2001 is primarily comprised of a $7.0 million gain from the sale of 532,500 shares of Prize Energy Corp. ("Prize") common stock. The gain recognized during the first quarter of 2000 is primarily comprised of an $8.3 million gain from the sale of 1,380,446 shares of Prize common stock. During the second quarter of 2001, the Company sold its remaining investment in 80,715 shares of Prize common stock for a gain of $1.1 million.

       See Note D of  Notes to  Consolidated  Financial  Statements  included in
"Item  1.  Financial  Statements"  for  additional   information  regarding  the
Company's 2001 and 2000 investment in Prize common stock.

       Production costs. During the three month period ended March 31, 2001, total production costs per BOE averaged $5.59, representing an increase of $1.56 per BOE (39 percent), as compared to production costs per BOE of $4.03 during the same period in 2000. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes. The increase in production costs per BOE during the first quarter of 2001 as compared to the first quarter of 2000 is primarily due to increases in commodity price driven production and ad valorem taxes and field fuel costs.

                                                 Three months ended
                                                     March 31,
                                                -------------------
                                                 2001        2000
                                                -------     -------
                                                     (per BOE)

       Lease operating expense..............    $  2.36     $  2.16
       Taxes:
          Production........................       1.08         .67
          Ad valorem........................        .40         .35
       Field fuel expenses..................       1.54         .57
       Workover costs.......................        .21         .28
                                                 ------      ------

          Total production costs............    $  5.59     $  4.03
                                                 ======      ======

       Based on market-quoted commodity prices in mid-April 2001, the Company expects second quarter 2001 production costs to average $4.75 to $5.00 per BOE.

       Depletion expense. Depletion expense per BOE increased to $4.81 per BOE during the three month period ended March 31, 2001, as compared to $4.49 per BOE during the same period in 2000. The increase in depletion expense per BOE during 2001 is primarily due to an increase in the Company's Canadian and Argentine proved property bases and to a higher proportionate share of the Company's production being produced in Argentina and Canada.

       The Company expects second quarter 2001 depletion expense to average $4.70 to $4.90 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs increased to $22.9 million during the three month period ended March 31, 2001, from $13.1 million during the same period in 2000. The increase is largely the result of dry hole costs in Canada; geological and geophysical costs that are supportive of future exploratory drilling in the United States and South Africa; and Argentine and Canadian unproved leasehold abandonments associated with certain exploratory dry holes.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three month periods ended March 31, 2001 and 2000:

                                                  United                            Other
                                                  States    Argentina    Canada    Foreign    Total
                                                  -------   ---------   --------   -------   --------
                                                                     (in thousands)

       Three months ended March 31, 2001:
         Geological and geophysical costs......   $ 4,024    $   653     $   226   $ 3,616   $  8,519
         Exploratory dry holes.................       159        582       4,955       821      6,517
         Leasehold abandonments and other......     1,032      5,375       1,432         8      7,847
                                                    -----     ------      ------    ------    -------
                                                  $ 5,215    $ 6,610     $ 6,613   $ 4,445   $ 22,883
                                                   ======     ======      ======    ======    =======
       Three months ended March 31, 2000:
         Geological and geophysical costs....     $ 3,659    $   784     $   265   $ 1,501   $  6,209
         Exploratory dry holes...............         291      1,510         (13)      -        1,788
         Leasehold abandonments and other....         999      3,877         195         7      5,078
                                                    -----     ------      ------    ------    -------
                                                  $ 4,949    $ 6,171     $   447   $ 1,508   $ 13,075
                                                   ======     ======      ======    ======    =======

       The Company expects second quarter 2001 exploration and abandonment expense to be $20.0 million to $35.0 million dependent largely on exploratory drilling results.

       Interest expense. Interest expense for the quarter ended March 31, 2001 was $35.6 million as compared to $39.8 million for the same period in 2000. The $4.2 million decrease in interest expense during the first quarter of 2001, as compared to the first quarter of 2000, is reflective of a $176.3 million decrease in the Company's average debt outstanding and the capitalization of $1.3 million of interest during 2001, partially offset by a 14 basis point increase in the Company's weighted average interest rate on debt.

       The Company expects second quarter 2001 interest expense to be $34 million to $35 million.

       Other expenses. Other expenses for the three months ended March 31, 2001 and 2000 were $25.2 million and $14.4 million, respectively. The increase in other expense is primarily attributable to $13.3 million of hedge ineffectiveness and fair value components excluded from the measurement of hedge effectiveness under SFAS 133 (see Note C included in "Item 1. Financial Statements" for a discussion of the provisions of SFAS 133) and fluctuations in mark-to-market provisions of non-hedge financial instruments. During the quarter ended March 31, 2001, mark-to- market provisions included, in addition to SFAS 133 mark-to-market provisions, a $6.6 million increase in the liabilities associated with the Company's BTU swap agreements. Mark-to-market provisions during the first quarter of 2000 included a $14.1 million increase in the liabilities associated with non-hedge commodity call contracts and a $.1 million increase in the liabilities associated with forward foreign currency swap agreements, partially offset by a $.7 million decrease in the liabilities associated with the Company's BTU swap agreements. The Company's BTU swap agreements are marked-to-market at the end of each reporting period. The related effects on the Company's future results of operations and comprehensive income
(loss) could be significant. During 2000, the Company terminated its 2001 BTU swap positions and locked in a loss of $6.1 million.

       Income tax provisions (benefits). During the three month periods ended March 31, 2001 and 2000, the Company recognized an income tax provision of $.4 million and an income tax benefit of $.3 million, respectively. Due to uncertainties regarding the Company's utilization of net operating loss carryforwards and other credit carryforwards, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that it is more likely than not that deferred tax assets previously reserved will be used prior to their expiration.

       During the second quarter of 2001, the Company estimates that its effective tax rate will be approximately two percent of pretax income as the Company benefits from its net operating loss carryforwards in the United States and Canada.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

       The Company's cash expenditures for additions to oil and gas properties totaled $97.7 million during the first quarter of 2001. This amount includes $17.2 million for the acquisition of prospects and properties, including $10.0 million expended to acquire an additional five percent working interest in the Company's deepwater Gulf of Mexico Devils Tower discovery and $80.5 million for development and exploratory drilling. Drilling expenditures during the first quarter of 2001 included $38.3 million in the United States, $12.3 million in Argentina, $19.1 in Canada and $10.8 million in South Africa and Gabon. See "Drilling Highlights", above, for a specific discussion of capital investments made during the first quarter of 2001.

       Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of assets or alternative financing sources as discussed in "Capital Resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from asset dispositions. The Company expects that its capital resources will be sufficient to fund its remaining capital commitments in 2001.

       Operating activities. Net cash provided by operating activities was $131.7 million during the three months ended March 31, 2001, as compared to net cash provided by operating activities of $47.2 million for the same period in 2000. The increase in net cash provided by operating activities was primarily attributable to increases in commodity prices (see "Oil and gas revenues", above).

       Financing activities. The Company had an outstanding balance under its credit facility agreements at March 31, 2001 of $213.9 million (including outstanding, undrawn letters of credit of $27.9 million), leaving approximately $361.1 million of unused borrowing capacity immediately available.

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

       Asset dispositions. During the three months ended March 31, 2001 and 2000, proceeds from asset dispositions totaled $11.9 million and $19.5 million, respectively. During the three months ended March 31, 2001, the sale of 532,500 shares of Prize common stock for $11.0 million was the primary source of the Company's proceeds from asset dispositions. During the three months ended March 31, 2000, the sale of 1,380,446 shares of Prize common stock for $18.6 million was the primary source of the Company's proceeds from asset dispositions. The proceeds from these dispositions were used to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

       Proposal to acquire partnerships. On April 28, 2001, the Company announced the filing of a registration statement with the Securities and Exchange Commission ("SEC") proposing an agreement and plan of merger among the Company, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of Pioneer, and 46 Parker & Parsley limited partnerships. Each partnership that approves the proposals will merge with and into Pioneer USA, and the partnership interests of each such partnership will be converted into the right to receive cash and Pioneer common stock.

       If the limited partners of the partnerships approve the mergers, the Company will acquire additional working interests in wells predominantly located in the Spraberry field in the Permian Basin of West Texas, a significant core area for Pioneer. The mergers will allow the Company to further consolidate its Spraberry field operations and reduce production costs. If approved, the Company anticipates closing the mergers during the third quarter of 2001.

       The amount the Company will pay for the partnership interests will be based on the partnerships' reserves values and net working capital as of March 31, 2001. The Company estimates that its offer will be approximately $102 million to the unaffiliated limited partners. The amount of cash to be paid will equal 25 percent of the merger value, and the remaining 75 percent will be paid in shares of the Company's common stock.

       Liquidity. At March 31, 2001, the Company had $18.3 million of cash and cash equivalents on hand, compared to $26.2 million at December 31, 2000. The Company's ratio of current assets to current liabilities was .51 to 1 at March 31, 2001 and .88 to 1 at December 31, 2000.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (1)

       The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

       The following disclosures provide specific information about material changes that have occurred since December 31, 2000 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in market interest rates, foreign exchange rates, commodity prices or common stock prices.

       Interest rate sensitivity. During the quarter ended June 30, 2000, the Company entered into certain interest rate swap agreements to hedge the fair value of the Company's 8-7/8% Senior Notes due April 15, 2005. The interest rate swap agreements are for an aggregate notional amount of $150.0 million of debt; commenced on April 19, 2000; mature on April 15, 2005; require the counterparties to pay the Company a fixed annual rate of 8.875 percent on the notional amount; and, require the Company to pay the counterparties a variable annual rate on the notional amount equal to the three month LIBOR plus a weighted average margin of 178.2 basis points. As of March 31, 2001, the fair market value of the Company's interest rate swap agreements was an asset of $9.9 million.

       Commodity price sensitivity. During the first quarter of 2001, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of March 31, 2001. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       See Note C of Notes to Consolidated Financial Statements included in"Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in gas and oil commodity prices.

                        Pioneer Natural Resources Company
                              Oil Price Sensitivity
              Derivative Financial Instruments as of March 31, 2001

                                                    2001      2002      2003      2004    Fair Value
                                                   -------   -------   -------   ------   ----------
                                                       (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts..............................      9,949                                 $  6,669
      Weighted average per Bbl fixed
        price..................................    $ 29.11
   Collar contracts............................      3,655                                 $ (2,915)
      Weighted average short call per Bbl
        ceiling price..........................    $ 26.29
      Weighted average long put per Bbl
        floor price............................    $ 21.38
Oil Non-Hedge Derivatives (2):
   Daily notional MMBtu volumes under
     swap of NYMEX gas price for 10
     percent of NYMEX WTI price................     13,036    13,036    13,036    13,036   $(27,969)
      Average forward NYMEX gas
        prices (3).............................    $  4.05   $  4.70   $  4.37   $  4.31
      Average forward NYMEX oil
        prices (3).............................    $ 27.69   $ 25.61   $ 23.44   $ 22.63

---------------

(1)   See Note C of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(2) Since the oil non-hedge derivatives are sensitive to changes in both oil and gas market prices, they are presented in the Oil Price Sensitivity and the Gas Price Sensitivity tables.

(3) The average forward NYMEX oil and gas prices are based on May 1, 2001 market quotes, except for the 2001 prices that represent locked-in prices associated with the Company's Btu swaps.

                                       27

                        Pioneer Natural Resources Company
                              Gas Price Sensitivity
              Derivative Financial Instruments as of March 31, 2001

                                                    2001       2002       2003       2004     Fair Value
                                                  --------   --------   --------   --------   ----------
                                                        (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts.............................     119,805     80,000     25,000     25,000    $(29,948)
      Weighted average MMBtu fixed
        price.................................    $   4.23   $    4.73  $   4.55   $   4.58
   Collar contracts...........................      54,482      20,000                         $(30,285)
      Weighted average short call MMBtu
        ceiling price.........................    $   2.73   $    6.00
      Weighted average long put MMBtu
         contingent floor price...............    $   2.11   $    4.50
Gas Non-hedge Derivatives (3):
   Daily notional MMBtu volumes under
     agreement to swap NYMEX gas price
     for 10 percent of NYMEX WTI price........      13,036      13,036    13,036     13,036    $(27,969)
      Average forward NYMEX gas
        prices (4)............................    $   4.05   $    4.70  $   4.37   $   4.31
      Average forward NYMEX oil
        prices (4)............................    $  27.69   $   25.61  $  23.44   $  22.63

---------------

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

(2)   See Note C of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(3) Since the gas non-hedge derivatives are sensitive to changes in both gas and oil market prices, they are duplicated in the Gas Sensitivity and the Oil Price Sensitivity tables.

(4)   The average forward  NYMEX oil and gas  prices are  based on  May 1,  2001 market quotes,  except for the 2001 prices that represent locked-in prices associated with the Company's Btu swaps.

                                       28

       Other price sensitivity. As of March 31, 2001, the Company owned 80,715 shares of Prize common stock. The fair market value of the Company's investment in 80,715 shares of Prize common stock was $1.6 million as of March 31, 2001, representing a $1.1 million unrealized gain on the Company's remaining investment in the Prize common stock. The remaining 80,715 shares were sold in April 2001 for $1.7 million.

---------------

(1) The information in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 2000 Annual Report on Form 10-K which is available from the United States Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

As discussed in Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except as described in Note E, the Company believes that the probable damages from such legal actions will not be in excess of 10 percent of the Company's current assets and that these actions are not material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

        None.

Reports on Form 8-K

        During the  three months ended  March 31,  2001,  the  Company filed and furnished current reports on Form 8-K on January 12, 2001, January 25, 2001, February 2, 2001 and March 12, 2001, respectively. The Form 8-K filed on January 12 updated, under Item 7 and Item 9, information regarding the Company's 2001 capital budget and hedging activities. The Form 8-K filed on January 25 reported, under Item 7 and Item 9, the Company's proved oil and gas reserves as of December 31, 2000; and, for the year then ended, the Company's reserve replacement percentage, finding costs per equivalent barrel of added reserves and costs incurred for oil and gas producing activities. The Form 8-K filed on February 2 reported, under Item 5 and Item 7, the Company's financial and operating results for the three and twelve month periods ended December 31, 2000. The Form 8-K furnished on March 12 updated, under Item 9, the Company's first quarter 2001 outlook and hedging activities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:   May 14, 2001              By:       /s/ Timothy L. Dove
                                             ---------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and Chief
                                             Financial Officer



Date:   May 14, 2001               By:       /s/ Rich Dealy
                                             ---------------------------------
                                             Rich Dealy
                                             Vice President and Chief
                                             Accounting Officer