Form 10-Q
period 2001-09-30
PIONEER NATURAL RESOURCES CO
filed 2001-10-26
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



        / x /   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

        /   /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                       PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                   Delaware                                75-2702753
    -----------------------------------------         ----------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)               Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas             75039
-------------------------------------------------          -----------
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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of October 23, 2001.. 98,167,735

          Definitions of Oil and Gas Terms and Conventions Used Herein

       Within this report, the following oil and gas terms and conventions have these specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "BOE" means a barrel-of-oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is an energy equivalent measure of natural gas; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual
arrangements,   but  not  on  escalations  based  upon  future  conditions.
       (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the power proved limit of the reservoir.
       (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
       (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

       Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

       Unless otherwise specified, wells, acreage and drilling locations referred to in this report represent gross wells, acreage and drilling locations. All dollar amounts quoted herein are expressed in United States dollars.

                        PIONEER NATURAL RESOURCES COMPANY


                                TABLE OF CONTENTS




                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2001 and
             December 31, 2000...........................................    4

          Consolidated Statements of Operations for the three and nine
            months ended September 30, 2001 and 2000.....................    5

          Consolidated Statement of Stockholders' Equity for the nine
            months ended September 30, 2001..............................    6

          Consolidated Statements of Cash Flows for the three and nine
            months ended September 30, 2001 and 2000.....................    7

          Consolidated Statements of Comprehensive Income for the three
            and nine months ended September 30, 2001 and 2000............    8

          Notes to Consolidated Financial Statements.....................    9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.....   33


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   36

Item 6.   Exhibits and Reports on Form 8-K...............................   36

          Signatures.....................................................   37

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                     September 30,   December 31,
                                                                         2001            2000
                                                                     ------------    -----------
                                 ASSETS
Current assets:
  Cash and cash equivalents........................................   $    20,737    $    26,159
  Accounts receivable:
     Trade, net....................................................        90,389        123,497
     Affiliates....................................................         3,234          2,157
  Inventories......................................................        17,863         14,842
  Deferred income taxes............................................         5,600          4,800
  Other current assets:
     Derivatives...................................................       114,163         11,391
     Other.........................................................         9,095          8,545
                                                                       ----------     ----------
       Total current assets........................................       261,081        191,391
                                                                       ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
    method of accounting:
     Proved properties.............................................     3,499,104      3,187,889
     Unproved properties...........................................       205,763        229,205
  Accumulated depletion, depreciation and amortization.............    (1,057,758)      (902,139)
                                                                       ----------     ----------
                                                                        2,647,109      2,514,955
                                                                       ----------     ----------
Deferred income taxes..............................................        83,611         84,400
Other property and equipment, net..................................        21,011         25,624
Other assets, net..................................................       166,975        138,065
                                                                       ----------     ----------
                                                                      $ 3,179,787    $ 2,954,435
                                                                       ==========     ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade.........................................................   $   116,042    $    96,646
     Affiliates....................................................         4,557          5,629
  Interest payable.................................................        38,430         38,142
  Other current liabilities:
     Derivatives...................................................        36,447         24,957
     Other.........................................................        51,346         51,140
                                                                       ----------     ----------
       Total current liabilities...................................       246,822        216,514
                                                                       ----------     ----------
Long-term debt.....................................................     1,554,552      1,578,776
Other noncurrent liabilities.......................................       169,310        225,740
Deferred income taxes..............................................        24,973         28,500
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
     one share issued and outstanding..............................           -              -
  Common stock, $.01 par value; 500,000,000 shares authorized;
     101,738,910 and 101,268,754 shares issued as of September 30,
     2001 and December 31, 2000, respectively......................         1,017          1,013
  Additional paid-in capital.......................................     2,358,035      2,352,608
  Treasury stock, at cost; 3,571,175 and 2,853,107 shares as of
     September 30, 2001 and December 31, 2000, respectively........       (49,178)       (37,682)
  Accumulated deficit..............................................    (1,302,201)    (1,422,703)
  Accumulated other comprehensive income:
     Deferred hedge gains and losses, net..........................       182,691            -
     Unrealized gain on available for sale securities..............           -            8,154
     Cumulative translation adjustment.............................        (6,234)         3,515
                                                                       ----------     ----------
       Total stockholders' equity..................................     1,184,130        904,905
Commitments and contingencies......................................
                                                                       ----------     ----------
                                                                      $ 3,179,787    $ 2,954,435
                                                                       ==========     ==========

           The financial information included as of September 30, 2001 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                        Three months ended     Nine months ended
                                                           September 30,          September 30,
                                                      ---------------------   ---------------------
                                                        2001        2000        2001        2000
                                                      ---------   ---------   ---------   ---------
Revenues:
  Oil and gas......................................   $ 198,088   $ 228,587   $ 674,685   $ 600,909
  Interest and other...............................       6,471       5,200      22,593      14,141
  Gain (loss) on disposition of assets, net........         (88)     24,158       8,677      27,751
                                                       --------    --------    --------    --------
                                                        204,471     257,945     705,955     642,801
                                                       --------    --------    --------    --------
Costs and expenses:
  Oil and gas production...........................      51,713      49,728     159,489     135,990
  Depletion, depreciation and amortization.........      60,065      56,572     169,622     162,029
  Exploration and abandonments.....................      24,666      23,431      94,132      64,202
  General and administrative.......................       8,153       6,537      26,606      23,259
  Interest.........................................      32,261      40,794     102,137     122,412
  Other............................................       2,006      15,495      29,097      60,394
                                                       --------    --------    --------    --------
                                                        178,864     192,557     581,083     568,286
                                                       --------    --------    --------    --------
Income before income taxes and extraordinary item..      25,607      65,388     124,872      74,515
Income tax (provision) benefit.....................      (2,379)      3,900      (5,387)      5,800
                                                       --------    --------    --------    --------
Income before extraordinary item...................      23,228      69,288     119,485      80,315
Extraordinary item - gain (loss) on early
  extinguishment of debt, net of tax...............       1,374         -         1,374     (12,318)
                                                       -------     --------    --------    --------
Net income.........................................   $  24,602   $  69,288   $ 120,859   $  67,997
                                                       ========    ========    ========    ========
Net income per share:
  Basic:
     Income before extraordinary item..............   $     .24   $     .70   $    1.22   $     .80
     Extraordinary item............................         .01         -           .01        (.12)
                                                       --------    --------    --------    --------
       Net income..................................   $     .25   $     .70   $    1.23   $     .68
                                                       ========    ========    ========    ========
  Diluted:
     Income before extraordinary item..............   $     .24   $     .69   $    1.20   $     .80
     Extraordinary item............................         .01         -           .01        (.12)
                                                       --------    --------    --------    --------
       Net income..................................   $     .25   $     .69   $    1.21   $     .68
                                                       ========    ========    ========    ========
Weighted average basic shares outstanding:
     Basic.........................................      98,468      99,312      98,395      99,718
                                                       ========    ========    ========    ========
     Diluted.......................................      99,523      99,804      99,646     100,052
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                             Accumulated Other
                                                                                           Comprehensive Income
                                                                                     --------------------------------
                               Common                                                Deferred
                               Stock              Additional                          Hedge    Investment                 Total
                               Shares     Common   Paid-in    Treasury  Accumulated   Gains &    Gains &  Translation  Stockholders'
                             Outstanding  Stock    Capital      Stock     Deficit     Losses     Losses    Adjustment     Equity
                             -----------  ------  ----------  --------  -----------  --------  ---------  -----------  ------------

Balance as of January 1,
 2001........................   98,416    $1,013  $2,352,608  $(37,682) $(1,422,703) $     -    $  8,154    $  3,515     $  904,905

 Exercise of stock options
  and employee stock
  purchases..................      582         4       5,427     1,536         (357)       -         -           -            6,610
 Treasury stock purchases....     (830)      -           -     (13,032)         -          -         -           -          (13,032)
 Net income..................      -         -           -         -        120,859        -         -           -          120,859
 Other comprehensive income
  (loss):
    Deferred hedge gains and
     losses:
     Transition adjustment...      -         -           -         -            -     (197,444)      -           -         (197,444)
     Deferred hedge gains....      -         -           -         -            -      343,080       -           -          343,080
     Net losses included in
      net income.............      -         -           -         -            -       37,055       -           -           37,055
   Gains and losses on
     available for sale
     securities:
      Unrealized holding
       losses................      -         -           -         -            -          -         (45)        -              (45)
      Gains included in net
       income................      -         -           -         -            -          -      (8,109)        -           (8,109)
   Translation adjustment....      -         -           -         -            -          -         -        (9,749)        (9,749)
                              --------    ------   ---------   -------   ----------   --------   -------     -------      ---------

Balance as of September 30,
 2001........................   98,168    $1,017  $2,358,035  $(49,178) $(1,302,201) $ 182,691  $    -      $ (6,234)    $1,184,130
                              ========     =====   =========   =======   ==========   ========   =======     =======      =========



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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                       Three months ended      Nine months ended
                                                          September 30,           September 30,
                                                     ---------------------   -----------------------
                                                        2001       2000         2001        2000
                                                     ---------   ---------   ---------   -----------

Cash flows from operating activities:
  Net income......................................   $  24,602   $  69,288   $ 120,859   $    67,997
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.....      60,065      56,572     169,622       162,029
     Exploration expenses, including dry holes....      17,250      16,221      80,082        46,273
     Deferred income taxes........................         567      (5,700)     (4,095)       (9,600)
     (Gain) loss on disposition of assets, net....          88     (24,158)     (8,677)      (27,751)
     Extraordinary item, net of tax...............      (1,374)        -        (1,374)       12,318
     Interest related amortization................       2,559       2,791       8,446         9,179
     Other noncash items..........................       2,525      15,123       5,752        59,011
  Changes in operating assets and liabilities:
     Accounts receivable..........................       8,862     (12,620)     36,916       (11,713)
     Inventories..................................      (3,489)      2,145      (4,401)         (175)
     Other current assets.........................        (763)         (2)     (5,795)        1,993
     Accounts payable.............................      11,431      16,964      (7,426)        2,504
     Interest payable.............................        (626)       (430)        288         1,782
     Other current liabilities....................       1,203     (20,466)       (233)      (28,753)
                                                      --------    --------    --------    ----------
       Net cash provided by operating activities..     122,900     115,728     389,964       285,094
                                                      --------    --------    --------    ----------
Cash flows from investing activities:
  Proceeds from disposition of assets.............      57,811      65,204      73,006        93,726
  Additions to oil and gas properties.............    (125,704)    (71,296)   (364,428)     (183,551)
  Other property (additions) dispositions, net....      (6,529)      3,021     (10,490)        3,899
                                                      --------    --------    --------    ----------
       Net cash used in investing activities......     (74,422)     (3,071)   (301,912)      (85,926)
                                                      --------    --------    --------    ----------
Cash flows from financing activities:
  Borrowings under long-term debt.................      95,000      17,409     204,175       894,084
  Principal payments on long-term debt............    (125,055)   (117,573)   (249,230)   (1,046,250)
  Payment of noncurrent liabilities...............     (10,971)     (7,052)    (41,710)      (18,054)
  Exercise of stock options and employee
    stock purchases...............................       1,165         473       6,610           726
  Purchase of treasury stock......................      (5,962)     (6,340)    (13,032)      (12,647)
  Deferred loan fees/issuance costs...............         -           106         -         (13,772)
                                                      --------    --------    --------    ----------
       Net cash used in  financing activities.....     (45,823)   (112,977)    (93,187)     (195,913)
                                                      --------    --------    --------    ----------
Net increase (decrease) in cash and cash
  equivalents.....................................       2,655        (320)     (5,135)        3,255
Effect of exchange rate changes on cash and
  cash equivalents................................        (145)        (51)       (287)         (145)
Cash and cash equivalents, beginning of period....      18,227      38,269      26,159        34,788
                                                      --------    --------    --------    ----------
Cash and cash equivalents, end of period..........   $  20,737   $  37,898   $  20,737   $    37,898
                                                      ========    ========    ========    ==========


         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)




                                                       Three months ended     Nine months ended
                                                          September 30,          September 30,
                                                     ---------------------   ---------------------
                                                        2001       2000        2001        2000
                                                     ---------   ---------   ---------   ---------

Net income........................................   $  24,602   $  69,288   $ 120,859   $  67,997

Other comprehensive income (loss):
  Deferred hedge gains and losses:
     Transition adjustment........................         -           -      (197,444)        -
     Deferred hedge gains.........................     148,116         -       343,080         -
     Net (gains) losses included in net income....     (14,800)        -        37,055         -
  Gains and losses on available for sale
   securities:
     Unrealized holding gains and losses..........         -       (10,529)        (45)     32,678
     Gains included in net income.................         -       (25,674)     (8,109)    (25,674)
  Translation adjustment..........................      (7,994)     (2,781)     (9,749)     (7,432)
                                                      --------    --------    --------    --------

       Other comprehensive income (loss)..........     125,322     (38,984)    164,788        (428)
                                                      --------    --------    --------    --------

Comprehensive income..............................   $ 149,924   $  30,304   $ 285,647   $  67,569
                                                      ========    ========    ========    ========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

NOTE B.     Basis of Presentation

       In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and 2000 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

       SFAS  133   requires  the   accounting  recognition  of  all   derivative
instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in other comprehensive income until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

       The adoption of SFAS 133 on January 1, 2001 resulted in a transition adjustment to (i) reclassify $57.8 million of deferred losses on terminated hedge positions from other assets (including $11.4 million of other current assets), (ii) increase other current assets, other assets and other current liabilities by $7.0 million, $6.2 million and $146.6 million, respectively, to record the fair value of open hedge derivatives, (iii) increase the carrying value of hedged long-term debt by $6.2 million and (iv) reduce stockholders' equity by $197.4 million for the net impact of items (i) through (iii) above. The $197.4 million reduction in stockholders' equity is reflected as a transition adjustment in other comprehensive income as of January 1, 2001. See "Accumulated other comprehensive income - deferred hedge gains and losses, net" below for additional information regarding the impact to stockholders' equity from the provisions of SFAS 133 during the nine month period ending September 30, 2001.

       Under the provisions of SFAS 133, the Company may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk (a "fair value hedge") or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a "cash flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The Company's policy is to assess actual hedge effectiveness at the end of each calendar quarter.

       Fair value hedging strategy. During April 2000 and May 2001, the Company entered into interest rate swap agreements to hedge the fair value of the Company's 8-7/8 percent Senior Notes due April 15, 2005 and 8-1/4 percent Senior Notes due August 15, 2007, respectively. The terms of the 8-7/8 percent interest rate swap agreements provided for an aggregate notional amount of $150 million of debt; commenced on April 19, 2000 and had a scheduled maturity on April 15, 2005; required the counterparties to pay the Company a fixed annual rate of 8-7/8 percent on the notional amount; and, required the Company to pay the counterparties a variable annual rate on the notional amount equal to the periodic three-month London Interbank Offered Rate ("LIBOR") plus a weighted average margin rate of 178.2 basis points. The terms of the Company's 8-1/4 percent interest rate swap agreements provided for an aggregate notional amount of $150 million of debt; commenced on May 29, 2001 and had a scheduled maturity on August 15, 2007; required the counterparties to pay the Company a fixed annual rate of 8-1/4 percent on the notional amount; and, required the Company to pay the counterparties a variable rate on the notional amounts equal to LIBOR plus a weighted average margin rate of 238.1 basis points.

       The terms of the above described fair value hedges perfectly matched the terms of the underlying hedged fixed rate debt. The Company did not exclude any component of the derivatives' gains or losses from the measurement of hedge effectiveness. On September 21, 2001, the Company terminated its 8-7/8 percent and 8-1/4 percent interest rate swaps for $23.3 million of cash proceeds, including accrued interest. As of September 30, 2001, the Company has increased the carrying value of the underlying long-term debt by $21.2 million and such amount will be amortized as reductions in interest expense over the remaining original terms of the interest rate swaps.

       Cash flow hedging strategy. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also utilizes interest rate swap agreements to reduce the effect of interest rate volatility on the Company's variable-rate line-of-credit indebtedness.

       Oil prices. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of September 30, 2001:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


                                                                                                      Yearly
                                     First          Second            Third           Fourth       Outstanding
                                    Quarter         Quarter          Quarter          Quarter         Average
                                 -------------   -------------    -------------    -------------   -------------
Daily oil production:
     2001 - Swap Contracts
       Volume (Bbls)..........                                                            24,348          24,348
       Price per Bbl..........                                                     $       27.98   $       27.98

     2001 - Collar Contracts
       Volume (Bbls)..........                                                             2,000           2,000
       Prices per Bbl.........                                                     $25.00-$31.43   $25.00-$31.43

     2002 - Swap Contracts
       Volume (Bbls)..........          18,000           8,000            7,000            4,000           9,205
       Price per Bbl..........   $       27.40   $       26.35    $       25.23    $       25.19   $       26.51

     2002 - Collar Contracts
       Volume (Bbls)..........          10,000          10,000              -                -             4,959
       Prices per Bbl.........   $25.00-$28.56   $25.00-$28.56                                     $25.00-$28.56

     2003 - Swap Contracts
       Volume (Bbls)..........           6,000           6,000              -                -             2,975
       Price per Bbl..........   $       24.02   $       24.02                                     $       24.02

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported and realized (excluding hedge results), and the net effects of settlements of oil price hedges to revenue:

                                                         Three months ended   Nine months ended
                                                            September 30,        September 30,
                                                         ------------------   ------------------
                                                           2001       2000      2001       2000
                                                         -------    -------   -------    -------

       Average price reported per Bbl.................   $ 25.06    $ 25.48   $ 24.95    $ 23.52
       Average price realized per Bbl.................   $ 24.84    $ 30.06   $ 25.74    $ 28.37
       Increase (reduction) to revenue (in millions)..   $    .7    $ (14.4)  $  (7.4)   $ (45.5)

       Natural gas liquids prices. During the three and nine month periods ended September 30, 2001 and 2000, the Company did not enter into, nor was it a party to, any NGL hedge contracts.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index price for those contracts as of September 30, 2001:

                                                                                               Yearly
                                    First         Second          Third         Fourth       Outstanding
                                   Quarter        Quarter        Quarter        Quarter        Average
                                 -----------    -----------    -----------    -----------    -----------
Daily gas production:
  2001 - Swap Contracts
     Volume (Mcf).............                                                    120,908        120,908
     Index price per MMBtu....                                                $      4.31    $      4.31

  2001 - Collar Contracts
     Volume (Mcf).............                                                     54,482         54,482
     Index prices per MMBtu...                                                $2.11-$2.74    $2.11-$2.74

  2002 - Swap Contracts
     Volume (Mcf).............       140,000        140,000        170,000        170,000        155,123
     Index price per MMBtu....   $      4.28    $      4.28    $      4.21    $      4.21    $      4.24

  2002 - Collar Contracts
     Volume (Mcf).............        20,000         20,000         20,000         20,000         20,000
     Index prices per MMBtu...   $4.50-$6.00    $4.50-$6.00    $4.50-$6.00    $4.50-$6.00    $4.50-$6.00

  2003 - Swap Contracts
     Volume (Mcf).............        50,000         50,000         50,000         50,000         50,000
     Index price per MMBtu....   $      4.07    $      4.07    $      4.07    $      4.07    $      4.07

  2004 - Swap Contracts
     Volume (Mcf).............       190,000        190,000        190,000        190,000        190,000
     Index price per MMBtu....   $      3.98    $      3.98    $      3.98    $      3.98    $      3.98

       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported and realized (excluding hedge results), and the net effects of settlements of gas price hedges to revenue:

                                                         Three months ended    Nine months ended
                                                            September 30,        September 30,
                                                         ------------------   -------------------
                                                           2001       2000      2001       2000
                                                         -------    -------   -------    --------

       Average price reported per Mcf.................   $  2.66    $  2.87   $  3.40    $  2.49
       Average price realized per Mcf.................   $  2.24    $  3.12   $  3.59    $  2.63
       Increase (reduction) to revenue (in millions)..   $  14.6    $  (9.0)  $ (18.6)   $ (14.6)

       Interest rates. During the nine months ended September 30, 2001, the Company entered into interest rate swap agreements and designated the swap agreements as being cash flow hedges of the interest rate volatility associated with certain of the Company's variable-rate line-of-credit indebtedness. The terms of the interest rate swap agreements provide for an aggregate notional amount of $55 million of debt; commenced on May 21, 2001 and mature on May 20, 2002; require the counterparties to pay the Company a variable rate equal to the six-month LIBOR plus 125 basis points; and, require the Company to pay the counterparties a weighted average rate of 5.43 percent on the notional amount. The fair value of these interest rate swap agreements represented a liability of $519 thousand as of September 30, 2001.

       Hedge ineffectiveness and excluded items. During the three months ended September 30, 2001, the Company recognized a net decrease to other expense of $.2 million related to the ineffective portion of its cash flow hedging

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


instruments. During the nine months ended September 30, 2001, the Company recognized an $8.9 million increase to other expense as a result of hedge ineffectiveness. Prior to April 2001, the Company excluded changes in the time and volatility value components of collar contracts that were designated as cash flow hedges from the measurement of hedge effectiveness. Associated therewith, the Company recorded a net increase to other expense of $2.1 million during the nine month period ended September 30, 2001. In April 2001, the Company discontinued the exclusion of time value and volatility from the measurement of hedge effectiveness.

       Accumulated other comprehensive income - deferred hedge gains and losses, net. As described above, the Company recorded a transition adjustment associated with the January 1, 2001 adoption of the provisions of SFAS 133 which reduced stockholders' equity by $197.4 million. The adjustment to stockholders' equity was comprised of the fair value of the Company's derivative instruments that were designated as commodity cash flow hedges, whose fair value amounted to a liability of $139.6 million as of January 1, 2001, and deferred losses realized from the early termination of cash flow hedges of $57.8 million. These adjustments to stockholders' equity were classified as Accumulated other comprehensive income ("AOCI") - deferred hedge gains and losses at transition. As of September 30, 2001, AOCI - deferred hedge gains and losses was $182.7 million, an increase of $380.1 million in stockholders' equity since the initial transition adjustment. The AOCI - deferred hedge gains and losses balance as of September 30, 2001 was comprised of $197.2 million of unrealized deferred hedge gains on the effective portions of commodity and interest rate cash flow hedges that will mature in the future and $14.5 million of net deferred losses from the early termination of cash flow hedges. The increase in AOCI - deferred hedge gains and losses since January 1, 2001 is primarily attributable to decreases in commodity prices during the period which have resulted in an increase in the fair value of the Company's commodity derivative portfolio.

       During the twelve month period ending September 30, 2002, the Company expects to reclassify $113.9 million of deferred gains associated with cash flow hedges that will mature during future periods and $38.7 million of deferred losses for terminated cash flow hedges from AOCI - deferred hedge gains and losses to oil and gas revenue. Additionally, the Company expects to reclassify $.2 million of deferred losses from AOCI - deferred hedge gains and losses to interest expense during the twelve month period ending September 30, 2002.

       Non-hedge commodity derivatives. The Company is a party to certain BTU swap agreements that mature at the end of 2004. The BTU swap agreements were originally transacted by Mesa Inc. ("Mesa"), prior to the Company's acquisition of Mesa. Mesa's strategy for entering into the BTU swap agreements was to shift a portion of their gas price risk to oil prices. As a result of the merger of Parker & Parsley Petroleum Company and Mesa Inc., the Company became obligated under the BTU swap agreements during 1997. The BTU swap agreements do not qualify as hedges. The accompanying Consolidated Statement of Operations for the nine months ended September 30, 2001 includes a net mark-to-market decrease to the liability recognized for the BTU swap agreements of $.7 million. During the three and nine month periods ended September 30, 2000, the Company recorded mark-to-market increases to the liabilities recognized for the BTU swap agreements of $10.2 million and $12.9 million, respectively. As of September 30, 2001 and December 31, 2000, the Company's BTU swap liabilities totaled $20.6 million and $25.5 million, respectively, of which $6.3 million and $6.4 million, respectively, represent current liabilities. During 2001, the Company entered into offsetting BTU swap agreements that have fixed the Company's remaining obligation associated with the BTU swap agreements. The undiscounted future settlement obligations of the Company under the BTU swap agreements are $1.5 million during the three months ending December 31, 2001 and $7.2 million per year for each of 2002, 2003 and 2004.

       During 2000, the Company was a party to options that provided the counterparties the right to exercise call provisions on 10,000 barrels per day of oil, at a strike price of $20.00 per barrel, or to exercise call provisions over that same time period on 100,000 MMBtu per day of natural gas, at a weighted average price of $2.75 per MMBtu. These contracts, which matured on December 31, 2000, did not qualify for hedge accounting treatment. The Company's strategy for entering into these call options was to earn associated call premiums that were used to purchase other in-the- money commodity derivatives that qualified for hedge accounting treatment. For the three and nine month

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


periods  ended  September  30,  2000,  other  expenses  include   mark-to-market
increases to the liabilities recognized on these contracts of $3.1 million and $41.1 million, respectively.

       Non-hedge foreign currency agreements. The Company was a party to a series of forward foreign exchange rate swap agreements that exchanged Canadian dollars for United States dollars. These agreements matured during the fourth quarter of 2000. The foreign exchange rate swap agreements were originally transacted by Chauvco Resources Ltd. ("Chauvco"), prior to the Company's acquisition of Chauvco. Chauvco entered into the agreements to hedge a portion of their foreign exchange rate exposure. The Company became obligated under the foreign exchange rate swap agreements upon the acquisition of Chauvco during 1997. The foreign exchange rate swap agreements did not qualify for hedge accounting treatment during 2000. The Company recorded mark-to-market adjustments to increase the associated contract liabilities by $.3 million and $1.5 million during the three and nine month periods ended September 30, 2000, respectively.

NOTE D.     Investment Securities

       As of December 31, 2000, the Company owned 613,215 shares of Prize Energy Corp. ("Prize") common stock. The Company classified its investment in the Prize common stock as available for sale securities and carried the investment at its market-quoted fair value in other assets in the accompanying Consolidated Balance Sheets. As of December 31, 2000, the fair value of the Company's investment in Prize common stock was $12.7 million. Associated therewith, the Company had recorded unrealized gains on available for sale securities of $8.2 million within stockholders' equity in the accompanying December 31, 2000 Consolidated Balance Sheet.

       During the nine month period ended September 30, 2001, the Company divested its remaining holdings in Prize common stock and realized associated gains of $8.1 million. Additionally, during the nine month period ended September 30, 2001, the Company recognized, in other comprehensive income in the accompanying Consolidated Statements of Comprehensive Income, an unrealized loss of $45 thousand from changes in the fair value of investments in Prize common stock. During the three and nine month periods ended September 30, 2000, the Company realized gains of $25.7 million and $34.4 million, respectively, on the disposition of Prize common stock.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non- recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30 million were made against the Company. During the year ended December 31, 2000, the Company paid $3.9 million in partial settlement of original claims presented under this litigation. The Company is unable at this time to predict the final outcome of this matter or the amount, if any, that will ultimately be refunded. As of September 30, 2001 and December 31, 2000, the Company had on deposit $28.8 million and $28.1 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for this litigation recorded in other current liabilities in the accompanying Consolidated Balance Sheets.

NOTE F.     Extraordinary Items

       On July 2, 2001, the Company redeemed the remaining $22.5 million of outstanding 11-5/8% Senior Subordinated Discount Notes due July 1, 2006 and $6.8 million of outstanding 10-5/8% Senior Subordinated Notes due July 1, 2006. The total redemption was $31.0 million and was funded from the Company's credit facility. Associated with this redemption, the Company recognized an extraordinary gain of $1.4 million during the three and nine month periods ended September 30, 2001.

       On May 31, 2000, the Company entered into a $575.0 million credit facility (the "Credit Facility") that matures on March 1, 2005. The Credit Facility replaced the Company's prior revolving credit facility that had a maturity date of August 7, 2002 (the "Prior Credit Facility"). As a result of the early extinguishment of the Prior Credit Facility, the Company recognized an extraordinary loss of $12.3 million during the nine month period ended September 30, 2000.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


NOTE G.     Income Per Share Before Extraordinary Item

       Following is a reconciliation of the basic and diluted income per share before extraordinary item computations for the three and nine month periods ended September 30, 2001:

                                                Income                               Income
                                                Before       Weighted Average   Per Share Before
                                             Extraordinary     Common Shares     Extraordinary
                                                 Item          Outstanding            Item
                                             -------------   ----------------   -----------------
                                                    (in thousands, except per share amounts)
Three Months Ended September 30, 2001:
   Basic.....................................  $   23,228          98,468            $  .24
   Effect of dilutive securities:
     Common stock options*...................         -             1,055
                                                ---------       ---------
   Diluted...................................  $   23,228          99,523            $  .24
                                                =========       =========
Three Months Ended September 30, 2000:
   Basic.....................................  $   69,288          99,312            $  .70
   Effect of dilutive securities:
     Common stock options*...................         -               492
                                                ---------       ---------
   Diluted...................................  $   69,288          99,804            $  .69
                                                =========       =========
Nine Months Ended September 30, 2001:
   Basic.....................................  $  119,485          98,395            $ 1.22
   Effect of dilutive securities:
     Common stock options*...................         -             1,251
                                                ---------       ---------
   Diluted...................................  $  119,485          99,646            $ 1.20
                                                =========       =========
Nine Months Ended September 30, 2000:
   Basic.....................................  $   80,315          99,718            $  .80
   Effect of dilutive securities:
     Common stock options*...................         -               334
                                                ---------       ---------
   Diluted...................................  $   80,315         100,052            $  .80
                                                =========       =========

---------------

* Common stock options to purchase 4,347,845 and 4,159,084 shares of common stock were outstanding but not included in the computations of diluted income per share for the three month periods ended September 30, 2001 and 2000, respectively, and common stock options to purchase 3,022,779 shares and 4,899,586 shares of common stock were outstanding but not included in the computations of diluted income per share for the nine month periods ended September 30, 2001 and 2000 respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti- dilutive to the computations.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                         United                             Other    Headquarters   Consolidated
                                         States    Argentina    Canada     Foreign     and Other       Total
                                        --------   ---------   ---------   -------   ------------   ------------
                                                                     (in thousands)

Three months ended September 30, 2001:
  Oil and gas revenue.................  $149,283    $ 36,919    $11,886    $   -       $    -        $ 198,088
  Interest and other..................       -           -            -        -          6,471          6,471
  Gain (loss) on disposition of
    assets, net                                8         -           (7)       -            (89)           (88)
                                         -------     -------     ------     ------      -------       --------
                                         149,291      36,919     11,879        -          6,382        204,471
                                         -------     -------     ------     ------      -------       --------
  Production costs....................    41,516       7,059      3,138        -            -           51,713
  Depletion, depreciation and
    amortization......................    34,061      15,003      7,793        -          3,208         60,065
  Exploration and abandonments........    16,292       2,728      1,440      4,206          -           24,666
  General and administrative..........       -           -          -          -          8,153          8,153
  Interest............................       -           -          -          -         32,261         32,261
  Other...............................       -           -          -          -          2,006          2,006
                                         -------     -------     ------     ------      -------       --------
                                          91,869      24,790     12,371      4,206       45,628        178,864
                                         -------     -------     ------     ------      -------       --------
  Income (loss) before income taxes
    and extraordinary item............    57,422      12,129       (492)    (4,206)     (39,246)        25,607
  Income tax benefit (provision)......   (20,098)     (4,245)       210      1,473       20,281         (2,379)
                                         -------     -------     ------     ------      -------       --------
  Income (loss) before extraordinary
    item                                $ 37,324    $  7,884    $  (282)   $(2,733)    $(18,965)     $  23,228
                                         =======     =======     ======     ======      =======       ========

Three months ended September 30, 2000:
  Oil and gas revenue.................  $172,825    $ 40,519    $15,243    $   -       $    -        $ 228,587
  Interest and other..................       -           -          -          -          5,200          5,200
  Gain (loss) on disposition of
    assets, net.......................    (1,159)       -          (48)       -          25,365         24,158
                                         -------     -------     ------     ------      -------       --------
                                         171,666      40,519     15,195        -         30,565        257,945
                                         -------     -------     ------     ------      -------       --------
  Production costs....................    40,867       6,398      2,463        -            -           49,728
  Depletion, depreciation and
    amortization......................    31,308      14,857      6,510        -          3,897         56,572
  Exploration and abandonments........    15,711       4,711        503      2,506          -           23,431
  General and administrative..........       -           -          -          -          6,537          6,537
  Interest............................       -           -          -          -         40,794         40,794
  Other...............................       -           -          -          -         15,495         15,495
                                         -------     -------     ------     ------      -------       --------
                                          87,886      25,966      9,476      2,506       66,723        192,557
                                         -------     -------     ------     ------      -------       --------
  Income (loss) before income taxes...    83,780      14,553      5,719     (2,506)     (36,158)        65,388
  Income tax benefit (provision)......   (29,323)     (5,093)    (2,551)       877       39,990          3,900
                                         -------     -------     ------     ------      -------       --------
  Net income (loss) ..................  $ 54,457    $  9,460    $ 3,168    $(1,629)    $  3,832      $  69,288
                                         =======     =======     ======     ======      =======       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


                                         United                              Other     Headquarters   Consolidated
                                         States     Argentina    Canada     Foreign     and Other         Total
                                        ---------   ---------   --------   ---------   ------------   ------------
                                                                    (in thousands)
Nine months ended September 30, 2001:
  Oil and gas revenue.................  $ 512,483   $ 104,439   $ 57,763    $    -      $     -        $ 674,685
  Interest and other..................        -          -           -           -         22,593         22,593
  Gain on disposition of assets, net..        224        -            31         -          8,422          8,677
                                         --------    --------    -------     -------     --------       --------
                                          512,707     104,439     57,794         -         31,015        705,955
                                         --------    --------    -------     -------     --------       --------
  Production costs....................    130,196      19,676      9,617         -            -          159,489
  Depletion, depreciation and
    amortization......................     95,274      41,380     22,273         -         10,695        169,622
  Exploration and abandonments........     50,567      13,211      8,921      21,433          -           94,132
  General and administrative..........        -           -          -           -         26,606         26,606
  Interest............................        -           -          -           -        102,137        102,137
  Other...............................        -           -          -           -         29,097         29,097
                                         --------    --------    -------     -------     --------       --------
                                          276,037      74,267     40,811      21,433      168,535        581,083
                                         --------    --------    -------     -------     --------       --------
  Income (loss) before income taxes
    and extraordinary item............    236,670      30,172     16,983     (21,433)    (137,520)       124,872
  Income tax benefit (provision)......    (82,835)    (10,560)    (7,238)      7,502       87,744         (5,387)
                                         --------    --------    -------     -------     --------       --------
  Income (loss) before extraordinary
    item..............................  $ 153,835   $  19,612   $  9,745    $(13,931)   $ (49,776)     $ 119,485
                                         ========    ========    =======     =======     ========       ========

Nine months ended September 30, 2000:
  Oil and gas revenue.................  $ 455,161   $ 104,994   $ 40,754    $    -      $     -        $ 600,909
  Interest and other..................        -           -          -           -         14,141         14,141
  Gain (loss) on disposition of
    assets, net.......................     (1,136)        -          204         -         28,683         27,751
                                         --------    --------    -------     -------     --------       --------
                                          454,025     104,994     40,958         -         42,824        642,801
                                         --------    --------    -------     -------     --------       --------
  Production costs....................    111,501      17,394      7,095         -            -          135,990
  Depletion, depreciation and
    amortization......................     92,108      39,149     19,029         -         11,743        162,029
  Exploration and abandonments........     32,007      22,728      3,256       6,211          -           64,202
  General and administrative..........        -           -          -           -         23,259         23,259
  Interest............................        -           -          -           -        122,412        122,412
  Other...............................        -           -          -           -         60,394         60,394
                                         --------    --------    -------     -------     --------       --------
                                          235,616      79,271     29,380       6,211      217,808        568,286
                                         --------    --------    -------     -------     --------       --------
  Income (loss) before income taxes
    and extraordinary item............    218,409      25,723     11,578      (6,211)    (174,984)        74,515
  Income tax benefit (provision)......    (76,443)     (9,003)    (5,166)      2,174       94,238          5,800
                                         --------    --------    -------     -------     --------       --------
  Income (loss) before extraordinary
    item..............................  $ 141,966   $  16,720   $  6,412    $ (4,037)   $ (80,746)     $  80,315
                                         ========    ========    =======     =======     ========       ========

NOTE M.     Pioneer USA

      Pioneer Natural Resources USA, Inc. ("Pioneer USA) is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                            As of September 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS
                                                                          Non-
                                                          Pioneer      Guarantor                        The
                                             Parent         USA       Subsidiaries   Eliminations     Company
                                           ----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $       51   $    16,036    $   4,650     $              $    20,737
  Other current assets..................    1,500,312    (1,106,057)    (153,911)                       240,344
                                            ---------    ----------     --------                     ----------
       Total current assets.............    1,500,363    (1,090,021)    (149,261)                       261,081
                                            ---------    ----------     --------                     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,519,358      979,746                      3,499,104
     Unproved properties................          -          20,997      184,766                        205,763
  Accumulated depletion, depreciation
    and amortization....................          -        (790,083)    (267,675)                    (1,057,758)
                                            ---------    ----------     --------                     ----------
                                                  -       1,750,272      896,837                      2,647,109
                                            ---------    ----------     --------                     ----------
Deferred income taxes...................       83,611           -            -                           83,611
Other property and equipment, net.......          -          16,988        4,023                         21,011
Other assets, net.......................       17,154       104,001       45,820                        166,975
Investment in subsidiaries..............      959,103        90,760          -        (1,049,863)           -
                                            ---------    ----------     --------                     ----------
                                           $2,560,231   $   872,000    $ 797,419                    $ 3,179,787
                                            =========    ==========     ========                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   44,456   $   176,292    $  26,074     $              $   246,822
Long-term debt, less current maturities.    1,554,552           -            -                        1,554,552
Other noncurrent liabilities............          345       134,689       34,276                        169,310
Deferred income taxes...................          -              -        24,973                         24,973
Stockholders' equity....................      960,878       561,019      712,096      (1,049,863)     1,184,130
Commitments and contingencies...........
                                            ---------    ----------     --------                     ----------
                                           $2,560,231   $   872,000    $ 797,419                    $ 3,179,787
                                            =========    ==========     ========                     ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2000
                                 (in thousands)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                        The
                                             Parent         USA       Subsidiaries   Eliminations     Company
                                           ----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $       15   $    18,387    $   7,757     $              $    26,159
  Other current assets..................    2,006,496    (1,245,546)    (595,718)                       165,232
                                            ---------    ----------     --------                     ----------
       Total current assets.............    2,006,511    (1,227,159)    (587,961)                       191,391
                                            ---------    ----------     --------                     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,291,872      896,017                      3,187,889
     Unproved properties................          -          28,103      201,102                        229,205
  Accumulated depletion, depreciation
    and amortization....................          -        (692,250)    (209,889)                      (902,139)
                                            ---------    ----------     --------                     ----------
                                                  -       1,627,725      887,230                      2,514,955
                                            ---------    ----------     --------                     ----------
Deferred income taxes...................       84,400           -            -                           84,400
Other property and equipment, net.......          -          20,823        4,801                         25,624
Other assets, net.......................       18,877        89,632       29,556                        138,065
Investment in subsidiaries..............      347,370       100,192          -          (447,562)           -
                                            ---------    ----------     --------                     ----------
                                           $2,457,158   $   611,213    $ 333,626                    $ 2,954,435
                                            =========    ==========     ========                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   37,889   $   140,415    $  38,210     $              $   216,514
Long-term debt, less current maturities.    1,578,776           -            -                        1,578,776
Other noncurrent liabilities............          -         190,476       35,264                        225,740
Deferred income taxes...................          -             -         28,500                         28,500
Stockholders' equity....................      840,493       280,322      231,652        (447,562)       904,905
Commitments and contingencies...........
                                            ---------    ----------     --------                     ----------
                                           $2,457,158   $   611,213    $ 333,626                    $ 2,954,435
                                            =========    ==========     ========                     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                  For the Nine Months Ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                 Non-       Consolidated
                                                 Pioneer      Guarantor        Income                        The
                                      Parent       USA       Subsidiaries    Tax Benefit   Eliminations    Company
                                    ---------   ----------   ------------   ------------   ------------   ---------
Revenues:
  Oil and gas....................   $     -     $  494,474    $  180,211     $      -       $             $ 674,685
  Interest and other.............         -         18,042         4,551            -                        22,593
  Gain on disposition of assets,
    net..........................         -          8,762           (85)           -                         8,677
                                     --------    ---------     ---------      ---------                    --------
                                          -        521,278       184,677            -                       705,955
                                     --------    ---------     ---------      ---------                    --------
Costs and expenses:
  Oil and gas production.........         -        128,922        30,567            -                       159,489
  Depletion, depreciation and
    amortization.................         -        101,062        68,560            -                       169,622
  Exploration and abandonments...         -         52,713        41,419            -                        94,132
  General and administrative.....         616       18,434         7,556            -                        26,606
  Interest.......................       3,823       85,328        12,986            -                       102,137
  Equity income from subsidiary..    (123,937)       7,030           -              -        116,907            -
  Other..........................         -          7,374        21,723            -                        29,097
                                     --------    ---------     ---------      ---------                    --------
                                     (119,498)     400,863       182,811            -                       581,083
                                     --------    ---------     ---------      ---------                    --------
Income (loss) before income taxes
  and extraordinary item.........     119,498      120,415         1,866            -                       124,872
Income tax benefit (provision)...         -           (783)       (4,591)           (13)                     (5,387)
                                     --------    ---------     ---------      ---------                    --------
Net income before extraordinary
  item...........................     119,498      119,632        (2,725)           (13)                    119,485

Extraordinary item - gain on
  early extinguishment of debt,
  net of tax.....................       1,374          -             -              -                         1,374
                                     --------    ---------     ---------      ---------                    --------
Net income (loss)................     120,872      119,632        (2,725)           (13)                    120,859
Other comprehensive income (loss):
  Deferred hedge gains and losses:
    Transition adjustment........         -       (172,007)      (25,437)           -                      (197,444)
    Unrealized hedge gains
     (losses)....................        (519)     317,510        26,089            -                       343,080
    Net losses included in net
     income......................         -         19,726        17,329            -                        37,055
  Gains and losses on available
   for sale securities:
    Unrealized holding gains
     and losses..................         -            (45)          -              -                           (45)
    Gains included in net income.         -         (8,109)          -              -                        (8,109)
  Cumulative translation
   adjustment....................         -            -          (9,749)           -                        (9,749)
                                     --------    ---------     ---------      ---------                    --------
Comprehensive income.............   $ 120,353   $  276,707    $    5,507     $      (13)                  $ 285,647
                                     ========    =========     =========      =========                    ========


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  For the Nine Months Ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                 Non-       Consolidated
                                                 Pioneer      Guarantor        Income                        The
                                      Parent       USA       Subsidiaries    Tax Benefit   Eliminations    Company
                                    ---------   ----------   ------------   ------------   ------------   ---------
Revenues:
  Oil and gas....................   $     -     $  432,463    $  168,446     $      -       $             $ 600,909
  Interest and other.............          28        6,581         7,532            -                        14,141
  Gain (loss) on disposition of
    assets, net..................         -         30,859        (3,108)           -                        27,751
                                     --------    ---------     ---------      ---------                    --------
                                           28      469,903       172,870            -                       642,801
                                     --------    ---------     ---------      ---------                    --------
Costs and expenses:
  Oil and gas production.........         -        108,764        27,226            -                       135,990
  Depletion, depreciation and
    amortization.................         -         98,090        63,939            -                       162,029
  Exploration and abandonments...         -         35,714        28,488            -                        64,202
  General and administrative.....         143       15,861         7,255            -                        23,259
  Interest.......................     (38,728)     113,322        47,818            -                       122,412
  Equity income from subsidiary..     (41,653)      (5,061)          -              -         46,714            -
  Other..........................         -         57,239         3,155            -                        60,394
                                     --------    ---------     ---------      ---------                    --------
                                      (80,238)     423,929       177,881            -                       568,286
                                     --------    ---------     ---------      ---------                    --------
Income (loss) before income taxes
  and extraordinary item.........      80,266       45,974        (5,011)           -                        74,515
Income tax benefit (provision) ..         -             (4)        5,755             49                       5,800
                                     --------    ---------     ---------      ---------                    --------
Net income before extraordinary
  item...........................      80,266       45,970           744             49                      80,315

Extraordinary item - loss on
  early extinguishment of debt,
  net of tax.....................     (12,318)         -             -              -                       (12,318)
                                     --------    ---------     ---------      ---------                    --------
Net income.......................      67,948       45,970           744             49                      67,997
Other comprehensive income:
  Unrealized gain on available
    for sale securities..........         -         32,678           -              -                        32,678
  Realized gain on available for
    sale securities..............         -        (25,674)          -              -                       (25,674)
  Translation adjustment.........         -            -          (7,432)           -                        (7,432)
                                     --------    ---------     ---------      ---------                    --------
Comprehensive income (loss)......   $  67,948   $   52,974    $   (6,688)    $       49                   $  67,569
                                     ========    =========     =========      =========                    ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                                  Non-
                                                                    Pioneer     Guarantor         The
                                                        Parent        USA      Subsidiaries     Company
                                                     -----------   ---------   ------------   -----------
Cash flows from operating activities:
 Net cash provided by operating activities........   $    30,343   $ 225,330    $  134,291    $   389,964
                                                      ----------    --------     ---------     ----------
Cash flows from investing activities:
 Proceeds from disposition of assets..............        21,170      51,105           731         73,006
 Additions to oil and gas properties..............           -      (228,154)     (136,274)      (364,428)
 Other property additions, net....................           -        (6,809)       (3,681)       (10,490)
                                                      ----------    --------     ---------     ----------
    Net cash used in investing activities.........        21,170    (183,858)     (139,224)      (301,912)
                                                      ----------    --------     ---------     ----------
Cash flows from financing activities:
 Borrowings under long-term debt..................       204,175         -             -          204,175
 Principal payments on long-term debt.............      (249,230)        -             -         (249,230)
 Payment of noncurrent liabilities................           -       (43,823)        2,113        (41,710)
 Exercise of stock options and employee
   stock purchases................................         6,610         -             -            6,610
 Purchase of treasury stock.......................       (13,032)        -             -          (13,032)
                                                      ----------    --------     ---------     ----------
    Net cash provided by (used in) financing
      activities..................................       (51,477)    (43,823)        2,113        (93,187)
                                                      ----------    --------     ---------     ----------
Net increase (decrease) in cash and cash
  equivalents.....................................            36      (2,351)       (2,820)        (5,135)
Effect of exchange rate changes on cash and
   cash equivalents...............................           -           -            (287)          (287)
Cash and cash equivalents, beginning of period....            15      18,387         7,757         26,159
                                                      ----------    --------     ---------     ----------
Cash and cash equivalents, end of period..........   $        51   $  16,036    $    4,650    $    20,737
                                                      ==========    ========     =========     ==========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2000
                                 (in thousands)
                                   (Unaudited)

                                                                                  Non-
                                                                    Pioneer     Guarantor         The
                                                        Parent        USA      Subsidiaries     Company
                                                     -----------   ---------   ------------   -----------
Cash flows from operating activities:
 Net cash provided by operating activities........   $   177,221   $  49,545    $   58,328    $   285,094
                                                      ----------    --------     ---------     ----------
Cash flows from investing activities:
 Proceeds from disposition of assets..............           -        84,656         9,070         93,726
 Additions to oil and gas properties..............           -      (107,701)      (75,850)      (183,551)
 Other property (additions) dispositions, net.....           -        (6,116)       10,015          3,899
                                                      ----------    --------      --------     ----------
    Net cash used in investing activities.........           -       (29,161)      (56,765)       (85,926)
                                                      ----------    --------      --------     ----------
Cash flows from financing activities:
 Borrowings under long-term debt..................       894,084         -             -          894,084
 Principal payments on long-term debt.............    (1,045,585)       (665)          -       (1,046,250)
 Payment of noncurrent liabilities................           -       (15,256)       (2,798)       (18,054)
 Exercise of stock options and employee stock
   purchases......................................           726         -             -              726
 Purchase of treasury stock.......................       (12,647)        -             -          (12,647)
 Deferred loan fees/issuance costs................       (13,772)        -             -          (13,772)
                                                      ----------    --------      --------     ----------
    Net cash used in financing activities.........      (177,194)    (15,921)       (2,798)      (195,913)
                                                      ----------    --------      --------     ----------
Net increase (decrease) in cash and cash
  equivalents.....................................            27       4,463        (1,235)         3,255
Effect of exchange rate changes on cash and
   cash equivalents...............................           -           -            (145)          (145)
Cash and cash equivalents, beginning of period....             5      22,699        12,084         34,788
                                                      ----------    --------      --------     ----------
Cash and cash equivalents, end of period..........   $        32   $  27,162     $  10,704    $    37,898
                                                      ==========    ========      ========     ==========

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations(1)

Financial and Operating Performance

       The financial and operating performance of Pioneer Natural Resources Company (the "Company" or "Pioneer") during the three and nine month periods ended September 30, 2001 was highlighted by drilling and seismic activities in the United States Gulf of Mexico, South Africa, Gabon and Tunisia (see "Drilling Highlights", below) and significant increases in year-to-date income and operating cash flows for the three and nine month periods then ended.

       The Company reported net income of $24.6 million ($.25 per diluted share) and $120.9 million ($1.21 per diluted share) for the three and nine month periods ended September 30, 2001, as compared to net income of $69.3 million ($.69 per diluted share) and $68.0 million ($.68 per diluted share) for the same respective periods in 2000. During the three months ended September 30, 2001, earnings were impacted by declining commodity prices. During the nine months ended September 30, 2001, earnings were positively impacted by favorable commodity prices and an $8.7 million gain on the disposition of assets. The Company's results for the three month period ended September 30, 2000 were impacted by increases in commodity prices and Argentine production volumes, $13.5 million of derivative mark- to-market charges to other expenses and a $24.2 million gain on the disposition of assets, which included a $25.7 million gain on the sale of a portion of the Company's investment in the common stock of a non-affiliated entity. The results for the nine months ended September 30, 2000 were significantly impacted by $55.5 million of derivative mark-to- market charges to other expenses, a $12.3 million extraordinary item - loss on early extinguishment of debt and a $27.8 million gain on the disposition of assets, including $34.4 million of gains on the sale of a portion of the Company's investment in the common stock of a non-affiliated entity. See "Results of Operations" below for additional discussions pertaining to the Company's financial and operating performance.

       The Company's net cash provided by operating activities grew to $122.9 million and $390.0 million during the three and nine month periods ended September 30, 2001, respectively, representing increases of six percent and 37 percent, as compared to net cash provided by operating activities of $115.7 million and $285.1 million for the same respective periods in 2000. The increases in net cash provided by operating activities primarily resulted from favorable commodity prices and net reductions in working capital used for operating activities. These positive results were partially offset by production declines primarily resulting from prior year asset divestitures, temporary supply, demand and infrastructure issues and increased production costs primarily resulting from declines in third party gas processing and treating net margins and increases in production taxes, ad valorem taxes and field fuel costs associated with higher commodity prices. During the three and nine month periods ended September 30, 2001, the Company used its net cash provided by operating activities, together with proceeds from the dispositions of assets, to fund $125.7 million and $364.4 million, respectively, of additions to oil and gas properties; to repurchase 408,200 shares of the Company's common stock at an average price of $14.60 per share and 830,400 shares of the Company's common stock at an average price of $15.69 per share, respectively; and for other general corporate needs.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 2001 was $2.7 billion, consisting of total debt of $1.5 billion and stockholders' equity of $1.2 billion. Debt as a percentage of total book capitalization was 57 percent at September 30, 2001 as compared to 64 percent at December 31, 2000. Total outstanding indebtedness declined by $24.2 million during the nine months ended September 30, 2001.

Drilling Highlights

       During the first nine months of 2001, the Company spent $364.4 million on capital expenditures including $170.2 million for development activities, $147.9 million for exploration activities and $46.3 million on acquisitions. While development activities include the costs of related facilities, exploration activities include geological and geophysical data purchases and acquisitions include the costs of leasing unproved properties, the majority of the Company's capital expenditures is spent on drilling wells. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the nine months ended September 30, 2001.

                        PIONEER NATURAL RESOURCES COMPANY



                                                          Development Drilling
                               ----------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                                 in Progress       Spud         Wells        Wells       In Progress
                               ---------------   ---------   ----------   ------------   ------------

Gulf of Mexico/Gulf Coast.....         3              19          16            -              6
Permian Basin.................        42             127         129             11           29
Mid-Continent.................         3              34          33            -              4
                                  ------           -----       -----         ------        -----
       Total Domestic.........        48             180         178             11           39
                                  ------           -----       -----         ------        -----

Argentina.....................         1              22          19            -              4
Canada........................         3              25          26            -              2
                                  ------           -----       -----         ------        -----
       Total Worldwide........        52             227         223             11           45
                                  ======           =====       =====         ======        =====


                                                     Exploration/Extension Drilling
                               ----------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                                 in Progress       Spud         Wells        Wells       In Progress
                               ---------------   ---------   ----------   ------------   ------------

Gulf of Mexico/Gulf Coast....          8              18          13              5            8
Permian Basin................          1               1           1            -              1
                                  ------           -----       -----         ------        -----
       Total Domestic........          9              19          14              5            9
                                  ------           -----       -----         ------        -----

Argentina....................          1              32          20              9            4
Canada.......................          5              20          14             11          -
South Africa.................          2               2           1              2            1
Gabon........................        -                 1         -              -              1
Tunisia......................        -                 1         -                1          -
                                  ------           -----       -----         ------        -----
       Total Worldwide.......         17              75          49             28           15
                                  ======           =====       =====         ======        =====

       Domestic. The Company spent $218.8 million during the first nine months of 2001 on acquisition, drilling and seismic activities in the Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $170.0 million of acquisition, drilling and seismic capital primarily in the deepwater Gulf of Mexico, the Gulf of Mexico shelf, the Inland Bays of South Louisiana, the East Texas Bossier Play and the Pawnee field in South Texas.

       In the deepwater Gulf of Mexico, the Company has sanctioned three major development projects that are in progress as of September 30, 2001. First, the TotalFinaElf-operated Aconcagua and the Marathon-operated Camden Hills discoveries in Mississippi Canyon are being jointly developed as part of the Canyon Express gas project. Facilities construction is underway and installation has commenced for the TotalFinaElf-operated Canyon Express subsea gathering system with production scheduled to begin during the second quarter of 2002. Wells will be brought on sequentially and are expected to achieve a peak rate of approximately 110 MMcf of natural gas per day and 180 Bbls of condensate per day net to the Company. During October 2001, the Company announced the acquisition of an incremental interest in Aconcagua and the Canyon Express gathering system for $25.5 million, subject to normal post- closing adjustments. Also during October 2001, the Company entered into gas price hedges on the incremental production acquired for 2003 through 2005 at a NYMEX gas price of $3.45 per Mcf. The Company now owns a 23.5 percent equity interest in the Canyon Express gathering system, a 37.5 percent working interest in Aconcagua and a 33 percent working interest in Camden Hills. Second, at the Dominion-operated Devils Tower development project in Mississippi Canyon, the Company successfully drilled two wells to explore for new reserves in previously undrilled reservoirs and to further extend previously tested zones. Subsequently, the project was sanctioned as a spar development project with the owners leasing a spar from a third party for the life of the field. Construction of the spar is underway and production is anticipated to begin during the second quarter of 2003. The wells will be brought on sequentially with peak production reaching 8,000 to 10,000 BOEs per day net to the Company's interest. Also during 2001, the Company acquired an

                        PIONEER NATURAL RESOURCES COMPANY


incremental interest in Devils Tower, increasing its working interest to 25 percent. Finally, the Mariner- operated Falcon project, which was recently sanctioned, was successfully drilled and sidetracked during 2001. The Company owns a 45 percent working interest in Falcon and was the apparent successful bidder on 21 deepwater Gulf of Mexico blocks, 12 of which are near the Falcon discovery that the Company shares with its partner, Mariner. Initial production from Falcon is anticipated during the first quarter of 2003 at initial peak rates of 79 MMcf of natural gas per day and 220 Bbls of condensate per day net to the Company's interest. In addition to these development projects, the Company also successfully drilled the Dominion-operated Turnberry prospect during 2001. However, sidetrack operations on the Turnberry discovery were unsuccessful and evaluations of the initial wellbore are in progress to determine if the discovery has commercial quantities of hydrocarbons. Costs associated with the sidetrack were charged to exploration and abandonment expense during the second quarter of 2001. Also, the Company drilled its Argo prospect during 2001 which was unsuccessful. Drilling is currently underway on its Marathon-operated Ozona Deep prospect, which should reach target depth during the fourth quarter. The Company does not plan on drilling any additional deepwater Gulf of Mexico prospects during the fourth quarter of 2001 and currently plans on drilling two new deepwater prospects during 2002. However, significant capital expenditures will be required to complete the three aforementioned development projects as well as any further exploration success related to wells currently drilling or any future deepwater prospects drilled.

       On the Gulf of Mexico shelf, the Company has participated in drilling five prospects during the first nine months of 2001 in addition to initiating an extensive production optimization program at the Company's Inland Bay fields in Southern Louisiana. First, the Texaco-operated Cyrus prospect was sanctioned during 2001 and development plans are underway with production expected to commence during the fourth quarter of 2002 at initial rates of 2.3 MMcf of natural gas per day and 360 Bbls of condensate per day, net to the Company's interest. The Company has a 5.7 percent working interest in Cyrus. Second, the Hall Houston-operated Oneida prospect was successfully drilled and is currently being completed. Initial production is anticipated during the first quarter of 2002 at rates of 1.1 MMcf of natural gas per day and 30 Bbls of oil per day net to the Company's 13.7 percent working interest. Third, the Company participated in the Spinnaker-operated Stirrup prospect during 2001, where the Company owns a 25 percent working interest. An initial discovery well was drilled and tested at gross rates over 21 MMcf of natural gas per day and 130 Bbls of condensate per day. A second well is currently being drilled . The Company anticipates first production in June 2002 at initial rates of 2.7 MMcf of natural gas per day and 20 Bbls of condensate per day net to the Company's interest. Fourth, the Company drilled its Cruiser prospect that was plugged and abandoned since commercial quantities of hydrocarbons were not present. The Company owns a 70 percent working interest in the Cruiser prospect. Finally, the Company is currently drilling its Malta prospect where results are expected during the fourth quarter of 2001. The Company has a 67.5 percent working interest in the Malta prospect, but is only paying 50 percent of the costs before casing point on the initial well. In addition to the activity on the Gulf of Mexico shelf, the Company also drilled an exploratory dry hole in its Inland Bay fields in South Louisiana and initiated an extensive workover and recompletion program in these fields. The Company has been applying new technology to the fields in an attempt to identify any untapped potential in the multiple pay zones of these fields that may have been missed over the years. Results in the program have been encouraging with a production increase of approximately 1,500 BOE per day being achieved during 2001. The program will continue into the fourth quarter of 2001 and next year as capital availability permits. The Company has no plans to spud any further exploration wells on the shelf or the Inland Bays during the fourth quarter of 2001, and 2002 drilling plans are currently being determined.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Bossier Play in East Texas and the Edwards Reef trend in South Texas. The Company plans to continue this effort for the remainder of this year and also plans to spud its first exploratory well in North Louisiana during the fourth quarter of 2001. Plans for 2002 are currently being determined.

       Permian Basin area. In the Permian Basin area, the Company spent $44.1 million of acquisition, drilling and seismic capital during the first nine months of 2001. The Company concentrated its efforts on the Spraberry oil trend, the Canyon gas play and the recently discovered My-Way field in Iron County, Texas. The My-Way Clearfork discovery has generated potentially 20 to 30 future development locations. Drilling is expected to continue in the Permian Basin area during the fourth quarter and into 2002.

                        PIONEER NATURAL RESOURCES COMPANY


       Mid-Continent area. In the Mid-Continent area, the Company expended $4.7 million of drilling and seismic capital during the first nine months of 2001. The Company's development drilling in the Mid-Continent area is focused on West Panhandle and Hugoton gas prospects.

       Argentina. In Argentina, the Company spent $67.5 million of acquisition, drilling and seismic capital during the first nine months of 2001. The majority of costs was spent in the Company's drilling program, which has been concentrated in the Bajo Barda Gonzalez and the Loma Negra Norte areas of the Neuquen Basin. Several successful extension wells have been drilled in each area this year that have added additional future drilling locations. During the third quarter, the Company completed the drilling of a horizontal well in the Bajo Barda Gonzalez field that has produced 115,000 BOEs during the first 90 days of production from a 1,290 foot horizontal section. The Company currently has three additional horizontal wells drilling. The Company has also begun construction of a 36 mile pipeline from the Loma Negra Plant to a major transmission line that is expected to be operational by the end of 2001 and will enable the Company to deliver gas to markets downstream of current system bottlenecks. In addition, the Company acquired 250,000 acres in the Anticlinal Campamento, Dos Hermanas and La Calera areas of the Neuquen Basin during 2001 for $12.6 million, representing 5.3 MMBOE of proved reserves and significant future exploration opportunities.

       Canada. In Canada, the Company spent $34.2 million of acquisition, drilling and seismic capital during the first nine months of 2001. Most of this capital was spent in the first quarter in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible for drilling during the winter months. The Company drilled an extension well in the Lookout Butte field during the third quarter that was unsuccessful. Plans are currently underway to begin the 2001- 2002 winter drilling campaign late in the fourth quarter of 2001.

       Africa. In Africa, the Company spent $43.9 million of drilling and seismic capital during the first nine months of 2001 in South Africa, Gabon and Tunisia.

       South Africa. In South Africa, the Company spent $28.3 million of drilling and seismic capital to drill two wells on its Company-operated Boomslang prospect, in which the Company has a 49 percent working interest, drill a gas appraisal well on the Soekor-operated E-BB tract, in which the Company has a 40 percent working interest, and acquire two 3-D seismic surveys. The initial Boomslang well was successful while the appraisal well was wet. One of the two seismic surveys was acquired over the Boomslang trend area where several other prospects have been identified. The Company will continue to evaluate the commercial feasibility of the Boomslang prospect using this new 3-D data. The appraisal well was charged to exploration and abandonment expense during the second quarter of 2001. In addition, the Company drilled and tested the E-BB2 gas well in the center of the Bredasdorp Basin. Results of this well and other wells drilled in this trend are being assessed as part of a larger gas development project that is currently being evaluated. The Company also acquired a 3-D seismic survey in the Port Elizabeth Trough Area of Block 14 during the second quarter of 2001. During the fourth quarter of 2001, the seismic data acquired earlier this year is being analyzed and the results from the aforementioned exploration activities are being evaluated. Therefore, the Company does not anticipate spending significant capital during the fourth quarter of 2001 on South Africa exploration activities. However, three exploration wells are currently planned for 2002.

       The partners in the Soekor-operated Sable oil discovery, in which the Company now owns a 40 percent working interest, have sanctioned the development of the field. Production is scheduled to begin in the first quarter of 2003 with expected production for the first year to average approximately 11,600 Bbls of oil per day net to the Company's interest. Drilling and completion operations will commence during the fourth quarter of 2001 and will continue until late 2002. The Company anticipates spending an additional $63 million on this project prior to initial production.

       Gabon. In Gabon, the Company spent $12.5 million of drilling and seismic capital to drill and test the initial exploratory well on its Bigorneau South prospect, located offshore in the Southern Gabon Basin on its Olowi permit. Pioneer is the operator of the 314,000 acre permit with a 100 percent working interest. The Company has entered its application to enter the Second
Exploration Period on the Olowi Permit, which requires two additional exploratory wells over a two-year period. Seismic evaluations continue on this discovery and the Company plans to drill two to four additional wells on the permit during 2002.

                        PIONEER NATURAL RESOURCES COMPANY


       Tunisia. In Tunisia, the Company spent $3.1 million of acquisition and drilling capital to drill its first exploratory well in the Bazma permit which was unsuccessful and subsequently plugged and abandoned. The Company acquired 50 percent of Eurogas Corporation's rights to explore this permit along with the Jorf and El Hamra permits by agreeing to pay 100 percent of their drilling costs to casing point on the first two wells drilled in these permits. The Company has taken over operatorship of the permits. This acquisition provides the Company with 2.7 million acres to pursue exploration opportunities in onshore Southern Tunisia.

       In July 2001, the Company announced that, subject to Tunisian government approval, it has acquired a 30 percent interest in the Anaguid permit in the Ghadames basin onshore Southern Tunisia for approximately $1.7 million. The Company will join Anadarko Petroleum Corporation, the operator of this permit, and Nuevo Energy Company in exploring the 1.1 million-acre permit.

       Budgeted capital expenditures. The Company's successful drilling results during 2001 have led to revisions to the Company's capital commitment plans. Based on forecasted 2001 cash flows from operating activities and follow-on capital requirements associated with the Company's successful exploration programs, the Company has increased its 2001 capital expenditures budget by approximately 25 percent to $540 million from the $430 million budget originally established. This includes the recently announced acquisition of an incremental interest in the Aconcagua field and the Canyon Express gathering system. In addition, if the limited partners of each of the 46 Parker & Parsley limited partnerships approve their merger with Pioneer USA, the Company will reflect an additional $100 million of costs incurred for 2001, although such amount will be funded 100 percent with common stock (see "Partnership mergers", below).

       The Company is currently in the process of approving the capital expenditure budget for 2002, which is anticipated to be between $400 million to $425 million based upon current commodity prices. The 2002 capital expenditures budget includes $200 million of capital earmarked for development of the Company's deepwater Gulf of Mexico Canyon Express, Devils Tower and Falcon projects and the Company's Sable oil discovery offshore South Africa (see "Drilling Highlights", above). Net to the Company's interest, the aggregate production contributed by these projects is expected to grow the Company's worldwide annual production by 12 percent during 2002, to 46 MMBOE to 48 MMBOE, and by 31 percent in 2003, to 60 MMBOE to 63 MMBOE.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $198.1 million and $674.7 million for the three and nine month periods ended September 30, 2001, respectively, compared to $228.6 million and $600.9 million for the same respective periods in 2000. The decrease in revenues during the three months ended September 30, 2001, as compared to the prior year third quarter, is due to commodity price decreases and a five percent decline in production volumes. The increase in revenues during the nine months ended September 30, 2001, as compared to the prior year same period, is reflective of commodity price increases which more than offset a four percent decrease in production volumes that primarily resulted from prior year asset divestitures and temporary supply, demand and infrastructure issues that are described in more detail below.

       The following table provides the Company's volumes and average reported price, including the results of hedging activities for the three and nine month periods ended September 30, 2001 and 2000:

                        PIONEER NATURAL RESOURCES COMPANY


                                              Three months ended      Nine months ended
                                                 September 30,          September 30,
                                            ---------------------   ---------------------
                                               2001        2000        2001       2000
                                            ---------   ---------   ---------   ---------

       Production:
          Oil (MBbls)....................       3,029       3,156       9,329       9,359
          NGLs (MBbls)...................       2,039       2,168       5,838       6,371
          Gas (MMcf).....................      34,452      36,047      97,710     103,451
          Total (MBOE)...................      10,809      11,332      31,452      32,972
       Average daily production:
          Oil (Bbls).....................      32,920      34,307      34,172      34,157
          NGLs (Bbls)....................      22,158      23,565      21,383      23,252
          Gas (Mcf)......................     374,476     391,819     357,912     377,558
          Total (BOE)....................     117,491     123,175     115,208     120,335
       Average reported prices:
          Oil (per Bbl):
            United States................   $   25.15   $   23.31   $   24.93   $   21.37
            Argentina....................   $   24.99   $   30.95   $   25.09   $   29.32
            Canada.......................   $   23.70   $   28.58   $   23.80   $   27.72
            Worldwide....................   $   25.06   $   25.48   $   24.95   $   23.52
          NGLs (per Bbl):
            United States................   $   14.77   $   20.52   $   18.56   $   19.18
            Argentina....................   $   16.93   $   22.46   $   21.93   $   21.98
            Canada.......................   $   18.66   $   25.42   $   23.31   $   22.85
            Worldwide....................   $   15.01   $   20.73   $   18.87   $   19.37
          Gas (per Mcf):
            United States................   $    3.54   $    3.65   $    4.34   $    3.06
            Argentina....................   $    1.39   $    1.28   $    1.33   $    1.21
            Canada.......................   $    1.69   $    2.71   $    3.35   $    2.41
            Worldwide....................   $    2.66   $    2.87   $    3.40   $    2.49

       As discussed above, oil and gas revenues for the three months ended September 30, 2001 were negatively impacted by declining prices and, during the nine months ended September 30, 2001, were favorably impacted by commodity price increases. As compared to the three months ended September 30, 2000, the average oil price for the three months ended September 30, 2001 decreased by two percent; the average NGL price decreased by 28 percent; and the average gas price decreased seven percent. As compared to the nine months ended September 30, 2000, the average oil price for the nine months ended September 30, 2001 increased six percent; the average NGL price decreased by three percent; and the average gas price increased by 37 percent.

       On a BOE basis, average daily production decreased by five percent and four percent during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. Per BOE average daily production, based on a third quarter to third quarter comparison, declined by eight percent in the United States, where the Company completed asset dispositions during 2000, production in Argentina decreased by one percent and production in Canada increased by 19 percent. Comparing the first nine months of 2001 to the same period in 2000, per BOE average daily production declined by eight percent in the United States, while production in Canada and Argentina increased by 13 percent and one percent, respectively. In addition to prior year asset divestitures in the United States, production levels were also negatively impacted during 2001 by the Company's election not to recover ethane from United States Mid Continent area gas during January 2001 (this election effectively raised the Company's MMBtu content, price realizations per Mcf of natural gas and total revenue, but reduced production volumes by approximately 1,200 BOE per day during the election period); severe weather in the United States Mid Continent area during January 2001 which hampered field operations; increased hydroelectric power availability in Argentina which reduced the demand for natural gas power generation, unscheduled plant downtime at a large gas purchaser in the Tierra del Fuego area in Argentina; and, in the Neuquen Basin area in Argentina, unanticipated compressor maintenance.

                        PIONEER NATURAL RESOURCES COMPANY


       Fourth quarter 2001 production volumes are expected to average 111 to 114 MBOE per day. The anticipated decrease in fourth quarter production is due to expected decreases in electricity demand in Argentina as the southern hemisphere enters the lower-demand summer season.

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

       Interest and other revenue. During the three and nine months ended September 30, 2001, the Company recorded interest and other revenue of $6.5 million and $22.6 million, respectively, as compared to $5.2 million and $14.1 million, respectively, during the same periods in 2000. Interest and other revenue for the three months ended September 30, 2001 includes $4.5 million from the early settlement of a contractual right received as part of a prior litigation settlement. Interest and other revenue for the nine months ended September 30, 2001 includes $7.3 million of mark-to- market gains recognized on the Company's BTU swap agreements. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the BTU swap agreements.

       Gain (loss) on disposition of assets. During the three months ended September 30, 2001, the Company recorded an $88 thousand loss on the disposition of assets and, during the nine months ended September 30, 2001, the Company recorded a gain of $8.7 million on the disposition of assets, as compared to net gains of $24.2 million and $27.8 million during the same periods in 2000. During the nine month period ended September 30, 2001, the Company recognized a gain of $8.1 million from the sale of its remaining investment in the common stock of a non-affiliated entity. Similarly, the gains recognized during the three and nine month periods ended September 30, 2000, were primarily comprised of gains of $25.7 million and $34.4 million, respectively, from sales of the common stock of the same non-affiliated entity.

       Production costs. During the three and nine month periods ended September 30, 2001, total production costs per BOE increased $.39 and $.95 per BOE, respectively, as compared to per BOE production costs of the same periods in 2000. The increase in production costs per BOE for the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, is primarily due to declines in third party gas processing and treating margins and, during the nine months ended September 30, 2001, to significant increases in per BOE production taxes, ad valorem taxes and field fuel expenses, which are directly correlated with commodity prices.

                                            Three months ended   Nine months ended
                                                September 30,      September 30,
                                            ------------------   ------------------
                                              2001       2000      2001       2000
                                            -------    -------   -------    -------
                                                           (per BOE)

    Lease operating expense..............   $  2.89    $  2.45   $  2.61    $  2.33
    Taxes:
       Production........................       .61        .79       .81        .71
       Ad valorem........................       .52        .34       .47        .34
    Field fuel expenses..................       .60        .70      1.00        .59
    Workover costs.......................       .16        .11       .18        .15
                                             ------     ------    ------     ------
          Total production costs.........   $  4.78    $  4.39   $  5.07    $  4.12
                                             ======     ======    ======     ======

       The Company expects fourth quarter 2001 production costs to average $4.50 to $4.75 per BOE based on current NYMEX strip prices for oil and gas.

                        PIONEER NATURAL RESOURCES COMPANY


       Depletion,  depreciation  and  amortization  expense.   Total  depletion,
depreciation and amortization expense per BOE was $5.56 and $5.39 during the three and nine month periods ended September 30, 2001, respectively, as compared to $4.99 and $4.91 during the three and nine month periods ended September 30, 2000. Depletion expense, the largest component of depletion, depreciation and amortization, was $5.26 and $5.05 per BOE during the three and nine month periods ended September 30, 2001, respectively, as compared to $4.65 and $4.56 per BOE during the same periods in 2000. The increase in depletion expense per BOE during 2001 is primarily associated with decreases in United States production, which has a lower cost basis, relative to combined Argentine and Canadian production, and to downward revisions to proved reserves during 2001 resulting from lower commodity prices.

       The Company expects fourth quarter 2001 depletion, depreciation and amortization expense to average $5.50 to $5.75 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs increased to $24.7 million and $94.1 million during the three and nine month periods ended September 30, 2001, respectively, from $23.4 million and $64.2 million during the same respective periods in 2000. The increase during the nine months ended September 30, 2001, as compared to the same period in 2000, is largely the result of a larger 2001 exploratory drilling budget and increased geological and geophysical expenditures that are supportive of future exploratory drilling.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three and nine month periods ended September 30, 2001 and 2000:

                                                   United                            Other
                                                   States    Argentina    Canada    Foreign     Total
                                                  --------   ---------   --------   --------   --------
                                                                      (in thousands)
   Three months ended September 30, 2001:
     Geological and geophysical costs..........   $  8,463   $    827    $    163   $  2,617   $ 12,070
     Exploratory dry holes.....................      6,764      1,291       1,195      1,589     10,839
     Leasehold abandonments and other..........      1,065        610          82        -        1,757
                                                   -------    -------     -------    -------    -------
                                                  $ 16,292   $  2,728    $  1,440   $  4,206   $ 24,666
                                                   =======    =======     =======    =======    =======
   Three months ended September 30, 2000:
     Geological and geophysical costs.........    $  6,368   $  1,842    $    270   $  2,506   $ 10,986
     Exploratory dry holes....................       7,103      1,518          16        -        8,637
     Leasehold abandonments and other.........       2,240      1,351         217        -        3,808
                                                   -------    -------     -------    -------    -------
                                                  $ 15,711   $  4,711    $    503   $  2,506   $ 23,431
                                                   =======    =======     =======    =======    =======
   Nine months ended September 30, 2001:
     Geological and geophysical costs..........   $ 22,264   $  2,283    $    662   $ 11,395   $ 36,604
     Exploratory dry holes.....................     25,043      3,423       6,550     10,030     45,046
     Leasehold abandonments and other..........      3,260      7,505       1,709          8     12,482
                                                   -------    -------     -------    -------    -------
                                                  $ 50,567   $ 13,211    $  8,921   $ 21,433   $ 94,132
                                                   =======    =======     =======    =======    =======
   Nine months ended September 30, 2000:
     Geological and geophysical costs.........    $ 16,858   $  3,712    $    809   $  6,204   $ 27,583
     Exploratory dry holes....................      10,760      5,698         876        -       17,334
     Leasehold abandonments and other.........       4,389     13,318       1,571          7     19,285
                                                   -------    -------     -------    -------    -------
                                                  $ 32,007   $ 22,728    $  3,256   $  6,211   $ 64,202
                                                   =======    =======     =======    =======    =======

                        PIONEER NATURAL RESOURCES COMPANY


       The Company expects fourth quarter 2001 exploration and abandonment expense to be $20 million to $40 million. The range estimated for fourth quarter 2001 exploration and abandonment expense is primarily dependent on the outcome of the three Gulf of Mexico wells that are currently being drilled and evaluated: exploratory wells on the Malta and Ozona Deep prospects and an appraisal well on the Stirrup discovery. See "Drilling Highlights" above for further discussions regarding the Company's exploration and abandonment activities during 2001.

       General and administrative expense. General and administrative expense was $8.2 million and $26.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $6.5 million and $23.3 million for the same periods in 2000, representing increases of 25 percent and 14 percent, respectively. On a per BOE basis, general and administrative expense was $.75 and $.85 during the three and nine month periods ended September 30, 2001, as compared to $.58 and $.71 for the same periods in 2000.

       The Company expects fourth quarter 2001 general and administrative expense to be approximately $9 million.

       Interest expense. Interest expense for the three and nine months ended September 30, 2001 was $32.3 million and $102.1 million, respectively, as compared to $40.8 million and $122.4 million, respectively, for the same periods in 2000. The decreases in interest expense during the three and nine month periods ended September 30, 2001, as compared to the same periods in 2000, reflect decreases of $112.0 million and $151.7 million, respectively, in the Company's average debt outstanding, the capitalization of $1.5 million and $4.2 million of interest during the three and nine month periods ended September 30, 2001, respectively, and decreases in the Company's weighted average borrowing rates of 63 basis points and 39 basis points, respectively.

       The Company was a party to interest rate swap agreements that hedged a portion of the Company's fixed rate debt. During the three and nine month periods ended September 30, 2001, the interest rate swap agreements decreased the Company's interest expense by $2.4 million and $3.1 million, respectively. The swap agreements had no impact on interest expense during the three month period ended September 30, 2000, and decreased the Company's interest expense by $.3 million during the nine months ended September 30, 2000. During September 2001, the Company terminated the interest rate swap agreements that hedged a portion of its fixed rate debt. The Company received $23.3 million of cash proceeds, including accrued interest, from the termination of the interest rate swap agreements, which was used to reduce borrowings under the Company's $575 million credit facility (the "Credit Facility"). Associated therewith, the Company recorded a $21.2 million increase to the carrying value of its long-term debt. This carrying value increment will be amortized as reductions to periodic interest expense during the remaining original terms of the interest rate swap agreements. See Note C of Notes to Consolidated Financial Statements included in"Item 1. Financial Statements" for additional information pertaining to the Company's interest rate swap agreements.

       The Company expects fourth quarter interest expense to range from $31 million to $32 million.

       Other costs and expenses. Other costs and expenses for the three and nine month periods ended September 30, 2001 was $2.0 million and $29.1 million, respectively, compared to $15.5 million and $60.4 million for the same periods in 2000. The decrease in other costs and expenses is primarily attributable to fluctuations in mark-to-market provisions on financial instruments. Mark-to-market provisions during the three and nine month periods ended September 30, 2001 included the ineffective portions of changes in the fair values of commodity derivatives designated as cash flow hedges, which reduced other expense by $374 thousand and $224 thousand during the three and nine month periods ended September 30, 2001. Additionally, an increase in the liabilities associated with the Company's BTU swap agreements of $6.6 million was recognized during the nine months ended September 30, 2001. During the three and nine month periods ended September 30, 2000, mark-to-market provisions included increases in the liabilities associated with non- hedge commodity call contracts of $3.1 million and $41.1 million, respectively; increases in the liabilities associated with the Company's BTU swap agreements of $10.1 million and $12.9 million, respectively; and increases in the liabilities associated with forward foreign currency swap agreements of $.3 million and $1.6 million, respectively. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information pertaining to the Company's financial instruments that are recorded at fair value.

                        PIONEER NATURAL RESOURCES COMPANY


       Income tax provisions (benefits). During the three and nine month periods ended September 30, 2001, the Company recognized income tax provisions of $2.4 million and $5.4 million, respectively, as compared to tax benefits of $3.9 million and $5.8 million for the three and nine month periods ended September 30, 2000, respectively. The Company's income tax provisions and income tax benefits for the three and nine month periods ended September 30, 2001 and 2000, respectively, are primarily associated with the Company's operations in Argentina and Canada. Due to continuing uncertainties regarding the likelihood that certain of the Company's net operating loss carryforwards and other credit carryforwards may expire unused, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that deferred tax assets previously reserved will be used prior to their expiration.

       The Company expects that its cash taxes will range from $1 million to $3 million during the fourth quarter of 2001.

       Extraordinary item - gain (loss) on early extinguishment of debt. On July 2, 2001, the Company redeemed the remaining $22.5 million of outstanding 11-5/8% Senior Subordinated Discount Notes due July 1, 2006 and $6.8 million of outstanding 10-5/8% Senior Subordinated Notes due July 1, 2006. The total redemption was $31.0 million and was funded from the Company's Credit Facility. Associated with this redemption, the Company recognized an extraordinary gain of $1.4 million for the three and nine month periods ended September 30, 2001.

       During the second quarter of 2000, the Company replaced its existing credit facility ("Prior Credit Facility") with the Credit Facility. Associated therewith, the Company recognized a $12.3 million extraordinary loss, comprised of deferred costs associated with the Prior Credit Facility.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of principal and interest on outstanding indebtedness and working capital obligations.

       The Company's cash expenditures for additions to oil and gas properties totaled $364.4 million during the first three quarters of 2001. This amount includes $46.3 million for the acquisition of prospects and properties and $318.1 million for development and exploratory drilling and seismic expenditures. Drilling and seismic expenditures during the three quarters of 2001 included $199.2 million in the United States, $52.6 million in Argentina, $25.0 in Canada, $27.5 million in South Africa and $13.8 million in other international areas. See "Drilling Highlights" above for specific discussions of capital investments made during the first nine months of 2001.

       Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt may be provided by any combination of internally-generated cash flows, proceeds from the disposition of assets or alternative financing sources as discussed in "Capital resources" below.

       The Company expects fourth quarter 2001 costs incurred for oil and gas producing activities to range from $140 million to $150 million.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from asset dispositions. The Company expects that its capital resources will be sufficient to fund its remaining capital commitments in 2001.

                        PIONEER NATURAL RESOURCES COMPANY



       Operating activities. Net cash provided by operating activities was $122.9 million and $390.0 million during the three and nine months ended September 30, 2001, respectively, as compared to net cash provided by operating activities of $115.7 million and $285.1 million for the same periods in 2000. The increase in net cash provided by operating activities primarily resulted from favorable commodity prices during the nine months ended September 30, 2001 and net reductions in working capital. These positive results were partially offset by production declines and increased production costs (see "Oil and gas revenues," above).

       Financing activities. The Company had an outstanding balance under its Credit Agreement at September 30, 2001 of $238.9 million (including outstanding, undrawn letters of credit of $27.9 million), leaving approximately $336.1 million of unused borrowing capacity immediately available.

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

       Asset dispositions. During the three and nine months ended September 30, 2001, proceeds from asset dispositions totaled $57.8 million and $73.0 million, respectively, as compared to $65.2 million and $93.7 million for the same periods in 2000. During the three months ended September 30, 2001, the primary source of the Company's proceeds from the disposition of assets was $35.8 million of proceeds from the termination of a portion of the Company's 2003 natural gas hedges and $21.2 million of proceeds, net of accrued interest, on the termination of the Company's interest rate swaps designated as fair value hedges (see "Results of Operations - Interest expense", above). During the nine month period ended September 30, 2001, the proceeds from the aforementioned hedge terminations and the sale of 613,215 shares of common stock of a non-affiliated entity for $12.7 million were the primary sources of the Company's proceeds from asset dispositions. The primary source of proceeds from asset dispositions during the three months ended September 30, 2000 was the sale of 2,000,000 shares of common stock of a non-affiliated entity for $40.6 million and the divestiture of certain United States oil and gas properties for $24.2 million. During the nine months ended September 30, 2000, the sale of 3,404,946 shares of common stock of a non-affiliated entity for $59.7 million, the divestiture of certain United States oil and gas properties for $24.9 million and the sale of a Midland office building for $4.5 million were the primary sources of the Company's proceeds from asset dispositions. The proceeds from these dispositions were used to reduce the Company's outstanding bank indebtedness and for general working capital purposes.

       Liquidity. At September 30, 2001, the Company had $20.7 million of cash and cash equivalents on hand, compared to $26.2 million at December 31, 2000. The Company's ratio of current assets to current liabilities was 1.06 to 1 at September 30, 2001 and .88 to 1 at December 31, 2000.

Other Items

       Partnership mergers. On October 22, 2001, the Company mailed definitive materials (the "proxy statement/prospectus") to solicit the approval of limited partners of 46 Parker & Parsley limited partnerships of an agreement and plan of merger among Pioneer, Pioneer USA and those limited partnerships. The special meetings of the limited partners to consider and vote on the merger proposal are scheduled for December 20, 2001. The record date to identify the limited partners who are entitled to notice of and to vote at the special meetings was September 21, 2001. Each partnership that approves the agreement and plan of merger and the other related merger proposals will merge with and into Pioneer USA. As a result, the partnership interests of those partnerships will be converted into the right to receive Pioneer common stock.

       The proxy statement/prospectus is non-binding and is subject to, among other things, consideration of offers from third parties to purchase any partnership or its assets and the majority approval of the limited partnership interests in each of 44 partnerships and two-thirds approval of the limited partnership interests in each of two partnerships.

                        PIONEER NATURAL RESOURCES COMPANY



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

       Under the Plan, each holder of Pioneer common stock and each holder of exchangeable shares issued by Pioneer Natural Resources Canada, Inc. at the close of business on July 31, 2001, automatically received a distribution of one right for each share of common stock or exchangeable share held. Each right entitles the holder to purchase a new series of junior participating preferred stock. Because the rights may be redeemed by the Board of Directors under certain circumstances, they should not interfere with any merger or other business combination approved by the Board of Directors.

       The issuance of the rights is not taxable to the stockholders, has no dilutive effect, will not affect Pioneer's reported earnings per share and will not change the way the common stock or exchangeable shares are currently traded.

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

       Interest rate sensitivity. During May 2001, the Company entered into interest rate swap agreements to hedge the fair value of the Company's 8-1/4% Senior Notes due August 15, 2007 (the "8-1/4% Swap"). The 8-1/4% Swap agreements were for an aggregate notional amount of $150.0 million of debt; commenced on May 29, 2001; were to mature on August 15, 2007; required the counterparties to pay the Company a fixed annual rate of 8-1/4 percent on the notional amount; and, required the Company to pay the counterparties a variable annual rate on the notional amount equal to the three-month LIBOR plus a weighted average margin of 238.1 basis points. On September 21, 2001, the Company terminated the 8-1/4% Swap and its interest rate swap agreements that hedge the fair value of the Company's 8-7/8% Senior Notes for cash proceeds of $23.3 million, including accrued interest. Additionally, during the nine months ended September 30, 2001, the Company entered into interest rate swap agreements to hedge the interest rate volatility associated with certain of the Company's variable-rate credit agreement indebtedness (the "Variable Rate Swap"). The terms of the Variable Rate Swap agreements provide for an aggregate notional amount of $55 million of debt; commenced on May 21, 2001 and mature on May 20, 2002; require the counterparties to pay the Company a variable rate equal to the six-month LIBOR plus 125 basis points; and, require the Company to pay the counterparties an average annual rate of 5.43 percent on the notional amount. As of September 30, 2001, the fair value of the Variable Rate Swap agreements was a liability of $519 thousand.

       Commodity price sensitivity. During the first nine months of 2001, the Company entered into additional oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of September 30, 2001.

       See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas commodity prices.

                        PIONEER NATURAL RESOURCES COMPANY


       The Company continues to be a party to certain BTU swap agreements that mature at the end of 2004. The terms of the BTU swap agreements provide for the Company to be paid ten percent of the NYMEX oil price and to pay the NYMEX gas price on a notional 13,036 MMBtu daily gas volume. These BTU swap agreements do not qualify for hedge accounting treatment. Prior to June 30, 2001, the BTU swap agreements were presented in both of the accompanying Oil Price Sensitivity and Gas Price Sensitivity tables, since their fair values were sensitive to changes in the market prices of each commodity. During 2001, the Company entered into offsetting swap agreements that have fixed the prices that are receivable to and payable by the Company under the BTU swap agreements. Consequently, the fair values of the Company's BTU swap agreements, which represent a discounted liability to the Company of $21.1 million as of September 30, 2001, are no longer sensitive to changes in oil or gas commodity prices. The undiscounted future settlement obligations of the Company under the BTU swap agreements are $1.5 million during the three months ending December 31, 2001 and $7.2 million per year for each of 2002, 2003 and 2004.

                        PIONEER NATURAL RESOURCES COMPANY


                        Pioneer Natural Resources Company
                              Oil Price Sensitivity
            Derivative Financial Instruments as of September 30, 2001


                                                      2001        2002         2003    Fair Value
                                                   ---------   ---------   ---------   ----------
                                                      (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts..............................       24,348       9,205       2,975    $ 20,301
      Weighted average per Bbl fixed price.....    $   27.98   $   26.51    $  24.02
   Collar contracts............................        2,000       4,959                $  2,719
      Weighted average short call per Bbl
        ceiling price..........................    $   31.43   $   28.56
      Weighted average long put per Bbl
        floor price............................    $   25.00   $   25.00
   Average forward NYMEX oil
     prices (2)................................    $   22.01   $   22.04    $  21.38
---------------

(1)   See Note C of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.

(2) The average forward NYMEX oil prices are based on October 23, 2001 market quotes.

                        Pioneer Natural Resources Company
                              Gas Price Sensitivity
            Derivative Financial Instruments as of September 30, 2001

                                                      2001        2002       2003       2004     Fair Value
                                                   ---------   ---------   --------   --------   ----------
                                                            (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts.............................       120,908     155,123     50,000    190,000    $161,470
      Weighted average per MMBtu fixed price..     $    4.31   $    4.24   $   4.07   $   3.98
   Collar contracts...........................        54,482      20,000                          $ 13,528
      Weighted average short call per MMBtu
        ceiling price.........................     $    2.74   $    6.00
      Weighted average long put per MMBtu
         contingent floor price...............     $    2.11   $    4.50
   Average forward NYMEX gas
     prices (3)...............................     $    2.81   $    3.15   $   3.53   $   3.63
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

(3) The average forward NYMEX oil and gas prices are based on October 23, 2001 market quotes.

       Other price sensitivity. During the nine months ended September 30, 2001, the Company sold its remaining shares of Prize Energy Corp. common stock for $12.7 million.

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

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

3.1    -   Certificate of Designation of Series A Junior Participating Preferred
           Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

4.1    -   Rights  Agreement  dated  July  24,  2001,  between  the  Company and
           Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

Reports on Form 8-K

        During the three months ended September 30, 2001, the Company filed Current Reports on Form 8-K on July 24, 2001, August 1, 2001 and September 26, 2001, respectively. The Form 8-K filed on July 24 announced, under Item 5 and
Item 7, the Company's adoption of a stockholders rights plan. The Form 8-K filed on August 1 announced, under Item 7 and Item 9, the Company's financial and operating results for the three and six month periods ended June 30, 2001. The Form 8-K filed on September 26, announced, under Item 7 and Item 9, the Company's updated outlook for its third quarter 2001 based on partial quarter actual results.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           PIONEER NATURAL RESOURCES COMPANY





Date:       October 25, 2001           By:     /s/ Timothy L. Dove
                                           ----------------------------------
                                               Timothy L. Dove
                                               Executive Vice President and
                                               Chief Financial Officer


Date:       October 25, 2001           By:     /s/ Rich Dealy
                                           ----------------------------------
                                               Rich Dealy
                                               Vice President and Chief
                                               Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index
                                                                         Page

3.1    -    Certificate of Designation of  Series A Junior Participating
            Preferred Stock  (incorporated by reference  to Exhibit A to
            Exhibit 4.1 to the Company's Registration  Statement on Form
            8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

4.1    -    Rights Agreement dated July 24, 2001, between the Company and
            Continental  Stock  Transfer & Trust Company, as Rights Agent
            (incorporated  by reference  to Exhibit  4.1 to the Company's
            Registration Statement on Form 8-A, File No. 001-13245, filed with the SEC on July 24, 2001).



---------------


*  filed herewith