Form 10-Q
period 2002-03-31
PIONEER NATURAL RESOURCES CO
filed 2002-05-14
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



      / x /      Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                                Yes / x /   No /  /

Number of shares of Common Stock outstanding as of April 30, 2002....115,908,657

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                          Page

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 2002 and
               December 31, 2001 ........................................   4

            Consolidated Statements of Operations for the three
               months ended March 31, 2002 and 2001......................   5

            Consolidated Statement of Stockholders' Equity for the
               three months ended March 31, 2002.........................   6

            Consolidated Statements of Cash Flows for the three
               months ended March 31, 2002 and 2001......................   7

            Consolidated Statements of Comprehensive Loss for the
               three months ended March 31, 2002 and 2001................   8

            Notes to Consolidated Financial Statements...................   9

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...  29


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................  32

Item 6.     Exhibits and Reports on Form 8-K.............................  32

            Signatures...................................................  33

            Exhibit Index................................................  34

          Definitions of Oil and Gas Terms and Conventions Used Herein

                Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "Bcf" means one billion cubic feet; "Tcf" means one trillion cubic feet; "Bcfe" means a billion cubic feet equivalent and is a standard convention used to express oil and gas volumes on a comparable gas equivalent basis; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "MMBtu" means one million Btu's; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
                (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
                (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
                (iii) Estimates of proved reserves do not include the following:
(A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                     March 31,     December 31,
                                                                       2002           2001
                                                                    -----------    -----------
                                                                    (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents......................................   $    16,757    $    14,334
  Accounts receivable:
     Trade, net of reserves for doubtful accounts of $5,570
       and $5,553 as of March 31, 2002 and December 31, 2001,
       respectively..............................................        88,476         81,616
     Affiliates..................................................           386            595
  Inventories....................................................        11,974         14,549
  Deferred income taxes..........................................         6,400          6,400
  Other current assets:
     Derivative assets, net of valuation reserves of $3,153
       as of March 31, 2002 and December 31, 2001................        32,446        127,074
     Other.......................................................        10,802         11,075
                                                                     ----------     ----------
       Total current assets......................................       167,241        255,643
                                                                     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
   method of accounting:
     Proved properties...........................................     3,783,934      3,691,783
     Unproved properties.........................................       187,475        187,785
  Accumulated depletion, depreciation and amortization...........    (1,143,441)    (1,095,310)
                                                                     ----------     ----------
                                                                      2,827,968      2,784,258
                                                                     ----------     ----------
Deferred income taxes............................................        84,319         84,319
Other property and equipment, net................................        21,158         21,560
Other assets, net:
  Derivative assets, net of valuation reserves of $1,069
     as of March 31, 2002 and December 31, 2001..................           486         54,486
  Other..........................................................        62,078         70,787
                                                                     ----------     ----------
                                                                    $ 3,163,250    $ 3,271,053
                                                                     ==========     ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade.......................................................   $    98,399    $    92,760
     Affiliates..................................................         1,728          6,405
  Interest payable...............................................        37,115         37,410
  Other current liabilities:
     Derivative obligations......................................        22,898         36,830
     Other.......................................................        53,969         54,804
                                                                     ----------     ----------
       Total current liabilities.................................       214,109        228,209
                                                                     ----------     ----------
Long-term debt...................................................     1,587,853      1,577,304
Noncurrent derivative obligations................................        37,337         32,438
Other noncurrent liabilities.....................................       126,507        133,945
Deferred income taxes............................................         5,633         13,768
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares
     authorized; one share issued and outstanding................           -              -
  Common stock, $.01 par value; 500,000,000 shares authorized;
     107,422,542 and 107,422,467 shares issued as of March 31,
     2002 and December 31, 2001, respectively....................         1,074          1,074
  Additional paid-in-capital.....................................     2,462,273      2,462,272
  Treasury stock, at cost; 3,074,714 and 3,486,073 shares as
     of March 31, 2002 and December 31, 2001, respectively.......       (42,338)       (48,002)
  Accumulated deficit............................................    (1,326,528)    (1,323,343)
  Accumulated other comprehensive income:
     Deferred hedge gains, net...................................       105,122        201,046
     Cumulative translation adjustment...........................        (7,792)        (7,658)
                                                                     ----------     ----------
       Total stockholders' equity................................     1,191,811      1,285,389
Commitments and contingencies
                                                                     ----------     ----------
                                                                    $ 3,163,250    $ 3,271,053
                                                                     ==========     ==========


  The financial information included as of March 31, 2002 has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------
Revenues:
    Oil and gas.......................................   $ 165,539    $ 257,986
    Interest and other................................       1,193        5,167
    Gain (loss) on disposition of assets, net.........         (74)       7,293
                                                          --------     --------
                                                           166,658      270,446
                                                          --------     --------
Costs and expenses:
    Oil and gas production............................      51,018       55,802
    Depletion, depreciation and amortization..........      50,388       52,161
    Exploration and abandonments......................      21,120       22,883
    General and administrative........................      11,918       10,448
    Interest..........................................      26,317       35,616
    Other.............................................       8,266       25,217
                                                          --------     --------
                                                           169,027      202,127
                                                          --------     --------
Income (loss) before income taxes.....................      (2,369)      68,319
Income tax (provision) benefit........................         410         (400)
                                                          --------     --------
Net income (loss).....................................   $  (1,959)   $  67,919
                                                          ========     ========
Net income (loss) per share:
    Basic.............................................   $    (.02)   $     .69
                                                          ========     ========
    Diluted...........................................   $    (.02)   $     .68
                                                          ========     ========
Weighted average shares outstanding:
    Basic.............................................     104,055       98,379
                                                          ========     ========
    Diluted...........................................     104,055       99,708
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                                                                                                   Accumulated Other
                                                                                                     Comprehensive
                                                                                                     Income (Loss)
                                       Common                                                  ----------------------
                                       Stock               Additional                           Hedge                      Total
                                       Shares     Common    Paid-in    Treasury  Accumulated    Gains     Translation  Stockholders'
                                     Outstanding   Stock    Capital      Stock     Deficit     (Losses)   Adjustment      Equity
                                     -----------  -------  ----------  --------  -----------  ----------  -----------  -------------


Balance as of January 1, 2002........  103,936    $ 1,074  $2,462,272  $(48,002) $(1,323,343)  $201,046      $(7,658)   $1,285,389

 Stock options exercised.............      412        -             1     5,664       (1,226)       -            -           4,439
 Net loss............................      -          -           -         -         (1,959)       -            -          (1,959)
 Other comprehensive income (loss):
   Deferred hedge gains and losses:
   Deferred hedge losses, net of tax.      -          -           -         -            -      (64,082)         -         (64,082)
   Net gains included in net income..      -          -           -         -            -      (31,842)         -         (31,842)
   Translation adjustment............      -          -           -         -            -          -           (134)         (134)
                                       -------     ------   ---------   -------   ----------    -------       ------     ---------

Balance as of March 31, 2002.........  104,348    $ 1,074  $2,462,273  $(42,338) $(1,326,528)  $105,122      $(7,792)   $1,191,811
                                       =======     ======   =========   =======   ==========    =======       ======     =========







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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                       -------------------
                                                                         2002       2001
                                                                       --------   --------
Cash flows from operating activities:
    Net income (loss)...............................................   $ (1,959)  $ 67,919
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depletion, depreciation and amortization......................     50,388     52,161
      Exploration expenses, including dry holes.....................     18,666     21,847
      Deferred income taxes.........................................       (684)    (4,800)
      (Gain) loss on disposition of assets, net.....................         74     (7,293)
      Interest related amortization.................................       (992)     2,998
      Other noncash items...........................................     12,984     10,559
    Changes in operating assets and liabilities:
      Accounts receivable...........................................    (13,721)    26,449
      Inventory.....................................................      2,239      1,124
      Other current assets..........................................         (7)    (5,954)
      Accounts payable..............................................    (14,456)   (25,607)
      Interest payable..............................................       (295)       720
      Other current liabilities.....................................     (2,201)    (8,389)
                                                                        -------    -------
         Net cash provided by operating activities..................     50,036    131,734
                                                                        -------    -------
Cash flows from investing activities:
    Proceeds from disposition of assets.............................     51,644     11,903
    Additions to oil and gas properties.............................    (88,262)   (97,720)
    Other property additions, net...................................     (2,154)    (2,984)
                                                                        -------    -------
         Net cash used in investing activities......................    (38,772)   (88,801)
                                                                        -------    -------
Cash flows from financing activities:
    Borrowings under long-term debt.................................     33,290     60,175
    Principal payments on long-term debt............................    (15,290)   (99,175)
    Payment of noncurrent liabilities...............................    (30,504)    (6,650)
    Exercise of long-term incentive plan stock options..............      4,439      2,172
    Purchase of treasury stock......................................        -       (7,070)
                                                                        -------    -------
         Net cash used in financing activities......................     (8,065)   (50,548)
                                                                        -------    -------
Net increase (decrease) in cash and cash equivalents................      3,199     (7,615)
Effect of exchange rate changes on cash and cash equivalents........       (776)      (239)
Cash and cash equivalents, beginning of period......................     14,334     26,159
                                                                        -------    -------
Cash and cash equivalents, end of period............................   $ 16,757   $ 18,305
                                                                        =======    =======



         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (Unaudited)




                                                                           Three months ended
                                                                                March 31,
                                                                          ---------------------
                                                                             2002       2001
                                                                          ---------   ---------

Net income (loss)......................................................   $  (1,959)  $  67,919
                                                                           --------    --------
Other comprehensive income (loss): Deferred hedge gains and losses:
      Transition adjustment............................................         -      (197,444)
      Deferred hedge gains (losses), net of tax........................     (64,082)     53,066
      Net (gains) losses included in net income........................     (31,842)     33,871
    Unrealized gains (losses) on available for sale securities:
      Unrealized holding losses........................................         -           (58)
      Gains included in net income.....................................         -        (7,042)
    Cumulative translation adjustment..................................        (134)     (9,347)
                                                                           --------    --------
         Other comprehensive loss......................................     (96,058)   (126,954)
                                                                           --------    --------
Comprehensive loss.....................................................   $ (98,017)  $ (59,035)
                                                                           ========    ========







         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


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

NOTE B.      Basis of Presentation and Use of Estimates

       Basis of presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

       Use of estimates. As of March 31, 2002, the Company used an exchange rate of 3.0 pesos to $1 to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries.

NOTE C.      Derivative Financial Instruments

Hedge Derivatives

       Fair value hedges. During the three month periods ended March 31, 2002 and 2001, settlement receipts associated with the Company's interest rate swaps that are designated as hedges of the fair value of the Company's 8-7/8 percent senior notes due April 15, 2005, 8-1/4 percent senior notes due August 15, 2007 and 6-1/2 percent senior notes due January 15, 2008 reduced the Company's reported interest expense by $3.2 million and $258 thousand, respectively. During those same respective periods, there were no ineffective changes in the fair value of the Company's interest rate swaps.

       During September 2001, the Company terminated interest rate swaps that were designated as hedges of the fair value of the Company's 8-7/8 percent senior notes due April 15, 2005 and 8-1/4 percent senior notes due August 15, 2007. Associated therewith, the Company recognized deferred hedge gains that have a remaining unamortized carrying value of $15.5 million as of March 31, 2002. Amortization of these deferred hedge gains reduced the Company's reported interest expense by $2.9 million during the three months ended March 31, 2002.

       Cash flow hedges. The Company, from time to time, uses derivative instruments as cash flow hedges of its commodity price, interest rate and currency exchange rate risks.

       Oil price hedges. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the associated weighted average NYMEX prices for those contracts as of March 31, 2002:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)



                                                                                                     Yearly
                                         First        Second          Third          Fourth        Outstanding
                                        Quarter       Quarter         Quarter        Quarter         Average
                                     ------------   -------------   ------------   ------------   -------------
Daily oil production:
   2002 - Swap Contracts
     Volume (Bbl)..................                        14,341         21,000         19,000          18,127
     Price per Bbl.................                 $       25.57   $      23.88   $      23.72   $       24.27
   2002 - Collar Contracts
     Volume (Bbl)..................                         6,000            -              -             1,985
     Price per Bbl.................                 $25.00-$28.61   $        -     $        -     $25.00-$28.61
   2003 - Swap Contracts
     Volume (Bbl)..................         6,000           6,000            -              -             2,975
     Price per Bbl.................  $      24.02   $       24.02   $        -     $        -     $       24.02

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges to revenue:

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------

    Average price reported per Bbl.......................    $ 23.17    $ 25.03
    Average price realized per Bbl.......................    $ 18.54    $ 26.70
    Addition (reduction) to revenue (in millions)........    $  14.4    $  (5.3)

        Natural gas liquids prices.   During the three month periods ended March
31, 2002 and 2001, the Company did not enter into any NGL hedge contracts.

       Gas prices hedges. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the associated weighted average prices for those contracts as of March 31, 2002:

                                                                                                   Yearly
                                            First        Second         Third        Fourth      Outstanding
                                           Quarter       Quarter       Quarter       Quarter       Average
                                         -----------   -----------   -----------   -----------   -----------
Daily gas production:
   2002 - Swap Contracts
     Volume (Mcf).....................                     140,000       190,000       190,000       173,455
     Index price per MMBtu............                 $      4.28   $      4.13   $      4.14   $      4.17
   2002 - Collar Contracts
     Volume (Mcf).....................                      70,000       103,152       120,000        97,818
     Index price per MMBtu............                 $3.00-$3.91   $2.84-$3.70   $2.79-$3.64   $2.86-$3.73
   2003 - Swap Contracts
     Volume (Mcf).....................        40,000        40,000        40,000        40,000        40,000
     Index price per MMBtu............   $      3.55   $      3.55   $      3.55   $      3.55   $      3.55
   2004 - Swap Contracts
     Volume (Mcf).....................        95,000        95,000        95,000        95,000        95,000
     Index price per MMBtu............   $      3.68   $      3.68   $      3.68   $      3.68   $      3.68
   2005 - Swap Contracts
     Volume (Mcf).....................        70,000        70,000        70,000        70,000        70,000
     Index price per MMBtu............   $      3.73   $      3.73   $      3.73   $      3.73   $      3.73


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges to revenue:

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                             2002       2001
                                                            -------    -------

   Average price reported per Mcf.......................    $  2.47    $  4.58
   Average price realized per Mcf.......................    $  1.87    $  5.17
   Addition (reduction) to revenue (in millions)........    $  17.8    $ (17.7)

      Interest rates. During the three months ended March 31, 2002, the Company recognized settlement losses of $290 thousand associated with interest rate swap agreements that are designated as cash flow hedges. The settlement losses increased the Company's reported interest expense. The Company recognized no ineffectiveness associated with these interest rate swaps during the three months ended March 31, 2002. These interest rate swaps were initiated during the second quarter of 2001.

      Foreign currency rates. During the fourth quarter of 2001, the Company entered into forward agreements to exchange an aggregate $24.8 million U.S. dollars during 2002 for Canadian dollars at a weighted average exchange rate of ..6266 U.S. dollars for 1.0 Canadian dollar. These agreements are designated as hedges of the exchange rate risk associated with forecasted Canadian sales of gas under U.S. dollar denominated sales agreements. The Company recognized settlement losses of $38 thousand associated with these forward agreements during the three months ended March 31, 2002, which decreased the Company's reported gas sales price. The Company did not recognize any ineffectiveness associated with changes in the fair values of these derivative instruments during the three months ended March 31, 2002.

      Hedge ineffectiveness and excluded items. During the three month periods ended March 31, 2002 and 2001, the Company recognized other expense of $78 thousand and $10.9 million, respectively, related to the ineffective portions of its cash flow commodity price hedges. Additionally, based on Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" interpretive guidance that was in effect prior to April 2001, the Company excluded changes in the time and volatility value components of collar contracts designated as cash flow hedges from the measurement of hedge effectiveness. Associated therewith, the Company recorded other expense of $2.4 million during the three months ended March 31, 2001. In April 2001, the Company discontinued the exclusion of time value and volatility fair value components from the measurement of hedge effectiveness.

      Accumulated other comprehensive income - deferred hedge gains, net. During the twelve month period ending March 31, 2003, the Company expects to reclassify $22.7 million of net deferred gains associated with open cash flow hedges and $15.0 million of net deferred losses on terminated cash flow hedges from "Accumulated other comprehensive income - deferred hedge gains, net" to oil and gas revenue.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


      The following table sets forth the scheduled reclassifications of deferred hedge gains and (losses) on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                    First      Second       Third      Fourth     Outstanding
                                   Quarter     Quarter     Quarter     Quarter       Total
                                  ---------   ---------   ---------   ---------   -----------
                                                        (in thousands)
      2002:
        Oil revenue...........                $  1,640    $   -       $    -        $  1,640
        Gas revenue...........                 (11,517)    (11,643)    (11,643)      (34,803)
                                               -------     -------     -------       -------
                                              $ (9,877)   $(11,643)   $(11,643)     $(33,163)

      2003 gas revenue........    $ 18,122    $ 18,167    $ 18,207    $ 18,049      $ 72,545
      2004 gas revenue........    $ 10,826    $ 10,776    $ 10,841    $ 10,788      $ 43,231
      2005 gas revenue........    $    301    $    305    $    307    $    307      $  1,220

Non-hedge Derivatives

       Btu swap agreements. The Company is a party to certain Btu swap agreements that mature at the end of 2004. The Btu swap agreements do not qualify for hedge accounting treatment. During the second quarter of 2001, the Company entered into offsetting Btu swap agreements that eliminated the future market risk associated with the agreements and fixed the Company's remaining obligations for them. Other expense for the three months ended March 31, 2001 includes a $6.6 million charge associated with the mark-to-market increase to the liabilities recognized for the Btu swap agreements.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


       The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. The Company strongly denies the existence of any material underpayment to plaintiffs and believes it presented strong evidence at trial to support its positions. The Company has not yet determined the amount of damages, if any, that would be payable if the lawsuit was determined adversely to the Company. However, the amount of any resulting liability could have a material adverse effect on the Company's results of operations for the period in which such liability is recorded, but the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future results of operations.

       Kansas ad valorem tax. The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for gas. Based on a Federal Energy Regulatory Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, the Company collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasoned basis for its findings and remanded the case to the FERC for further consideration.

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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through March 31, 2002, the Company has settled $9.8 million of the original claim amounts. As of March 31, 2002 and December 31, 2001, the Company had on deposit $24.6 million and $24.5 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company is unable at this time to predict the amount that will ultimately be refunded, but believes the escrowed amounts, plus accrued interest, will be sufficient to settle all claims.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE E.      Net Income (Loss) Per Share

       Basic net  income  (loss) per share is  computed by  dividing net  income
(loss) by the weighted average number of common shares outstanding for the period. The computation of diluted net income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income were exercised or converted into common stock or resulted in the issuance of common stock.

       The following table is a reconciliation of the basic and diluted net income (loss) per share computations for the three months ended March 31, 2002 and 2001:

                                                                 Three months ended
                                                                     March 31,
                                                               ----------------------
                                                                  2002        2001
                                                               ---------    ---------
                                                               (in thousands, except
                                                                 per share amounts)

     Basic and diluted net income (loss)...................    $  (1,959)   $  67,919
     Weighted average common shares outstanding (a):
       Basic...............................................      104,055       98,379
       Dilutive common stock options (b)...................          -          1,329
                                                                --------     --------

       Diluted.............................................      104,055       99,708
                                                                ========     ========

     Net income (loss) per share:
       Basic...............................................    $    (.02)   $     .69
       Diluted.............................................    $    (.02)   $     .68

---------------

(a) On April 22, 2002, the Company completed a public offering of 11.5 million new shares of its common stock. See Note H for additional information regarding this offering.

(b) Common stock options to purchase 4,998,951 shares and 3,205,578 shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended March 31, 2002 and 2001, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 1,226,746 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2002, since they have a dilutive effect to net loss per share.

NOTE F.       Geographic Operating Segment Information

       The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada. Other foreign is primarily comprised of operations in Gabon, South Africa and Tunisia.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


                                        United                              Other      Headquarters   Consolidated
                                        States    Argentina    Canada      Foreign      and other         Total
                                       --------   ---------   --------   -----------   ------------   ------------
                                                                    (in thousands)
Three months ended March 31, 2002:
  Oil and gas revenue...............   $131,461    $ 23,259   $ 10,819    $    -        $    -         $ 165,539
  Interest and other................        -           -          -           -           1,193           1,193
  Loss on disposition of assets.....        -           -          (11)        -             (63)            (74)
                                        -------     -------    -------     -------       -------        --------
                                        131,461      23,259     10,808         -           1,130         166,658
                                        -------     ------     -------     -------       -------        --------
  Production costs..................     44,844       3,585      2,589         -             -            51,018
  Depletion, depreciation and
     amortization...................     31,674      10,099      6,464         -           2,151          50,388
  Exploration and abandonments......     13,311       2,140      2,303       3,366           -            21,120
  General and administrative........        -           -          -           -          11,918          11,918
  Interest..........................        -           -          -           -          26,317          26,317
  Other ............................        -           -          -           -           8,266           8,266
                                        -------     -------    -------     -------       -------        --------
                                         89,829      15,824     11,356       3,366        48,652         169,027
                                        -------     -------    -------     -------       -------        --------
  Income (loss) before income taxes.     41,632       7,435       (548)     (3,366)      (47,522)         (2,369)
  Income tax benefit (provision)....    (14,571)     (2,602)       231       1,178        16,174             410
                                        -------     -------    -------     -------       -------        --------
  Net income (loss).................   $ 27,061    $  4,833   $   (317)   $ (2,188)     $(31,348)      $  (1,959)
                                        =======     =======    =======     =======       =======        ========

                                        United                              Other      Headquarters   Consolidated
                                        States    Argentina    Canada      Foreign      and other         Total
                                       --------   ---------   --------   -----------   ------------   ------------
                                                                    (in thousands)
Three months ended March 31, 2001:
  Oil and gas revenue...............   $199,421    $ 31,602   $ 26,963    $    -        $    -         $ 257,986
  Interest and other................        -           -          -           -           5,167           5,167
  Gain on disposition of assets.....         69         -          -           -           7,224           7,293
                                        -------     -------    -------     -------       -------        --------
                                        199,490      31,602     26,963         -          12,391         270,446
                                        -------     -------    -------     -------       -------        --------
  Production costs..................     46,268       6,555      2,979         -             -            55,802
  Depletion, depreciation and
     amortization...................     29,228      12,135      6,682         -           4,116          52,161
  Exploration and abandonments......      5,215       6,610      6,613       4,445           -            22,883
  General and administrative........        -           -          -           -          10,448          10,448
  Interest..........................        -           -          -           -          35,616          35,616
  Other ............................        -           -          -           -          25,217          25,217
                                        -------     -------    -------     -------       -------        --------
                                         80,711      25,300     16,274       4,445        75,397         202,127
                                        -------     -------    -------     -------       -------        --------
  Income (loss) before income taxes.    118,779       6,302     10,689      (4,445)      (63,006)         68,319
  Income tax benefit (provision)....    (41,573)     (2,206)    (4,769)      1,556        46,592            (400)
                                        -------     -------    -------     -------       -------        --------
  Net income (loss).................   $ 77,206    $  4,096   $  5,920    $ (2,889)     $(16,414)      $  67,919
                                        =======     =======    =======     =======       =======        ========

NOTE G.      Pioneer USA

       Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any
investment  in  non-guarantor   subsidiaries  under  the  equity  method),   the
non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                              As of March 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                       The
                                             Parent         USA       Subsidiaries   Eliminations    Company
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents.............   $      60    $    15,953    $      744    $             $    16,757
  Other current assets..................    1,415,680    (1,200,221)      (64,975)                     150,484
                                            ---------    ----------     ---------                   ----------
       Total current assets.............    1,415,740    (1,184,268)      (64,231)                     167,241
                                            ---------    ----------     ---------                   ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,748,200     1,035,734                    3,783,934
     Unproved properties................          -          25,485       161,990                      187,475
  Accumulated depletion, depreciation and
    amortization........................          -        (845,708)     (297,733)                  (1,143,441)
                                            ---------    ----------     ---------                   -----------
                                                  -       1,927,977       899,991                    2,827,968
                                            ---------    ----------     ---------                   ----------
Deferred income taxes...................       82,811           -           1,508                       84,319
Other property and equipment, net.......          -          17,492         3,666                       21,158
Other assets, net.......................       15,336        29,158        18,070                       62,564
Investment in subsidiaries..............    1,191,553        83,890           -       (1,275,443)          -
                                            ---------    ----------     ---------                   ----------
                                           $2,705,440   $   874,249    $  859,004                  $ 3,163,250
                                            =========    ==========     =========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   29,459   $   158,987    $   25,663    $             $   214,109
Long-term debt..........................    1,587,853           -             -                      1,587,853
Other noncurrent liabilities............       23,835       119,978        20,031                      163,844
Deferred income taxes...................          -             -           5,633                        5,633
Stockholders' equity....................    1,064,293       595,284       807,677     (1,275,443)    1,191,811
Commitments and contingencies
                                            ---------    ----------     ---------                   ----------
                                           $2,705,440   $   874,249    $  859,004                  $ 3,163,250
                                            =========    ==========     =========                   ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2001
                                 (in thousands)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                       The
                                             Parent         USA       Subsidiaries   Eliminations    Company
                                           ----------   -----------   ------------   ------------   ----------
Current assets:
  Cash and cash equivalents.............   $      79    $    10,900     $    3,355   $             $    14,334
  Other current assets..................    1,540,985    (1,125,968)      (173,708)                    241,309
                                            ---------    ----------      ---------                  ----------
       Total current assets.............    1,541,064    (1,115,068)      (170,353)                    255,643
                                            ---------    ----------      ---------                  ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,688,962      1,002,821                   3,691,783
     Unproved properties................          -          25,222        162,563                     187,785
  Accumulated depletion, depreciation and
    amortization........................          -        (815,323)      (279,987)                 (1,095,310)
                                            ---------     ---------      ---------                  -----------
                                                  -       1,898,861        885,397                   2,784,258
                                            ---------     ---------      ---------                  ----------
Deferred income taxes...................       82,811           -            1,508                      84,319
Other property and equipment, net.......          -          17,881          3,679                      21,560
Other assets, net.......................       15,911        81,356         28,006                     125,273
Investment in subsidiaries..............    1,060,457        87,636            -      (1,148,093)          -
                                            ---------    ----------      ---------                  ----------
                                           $2,700,243   $   970,666     $  748,237                 $ 3,271,053
                                            =========    ==========      =========                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   30,745   $   176,442     $   21,022   $             $   228,209
Long-term debt..........................    1,577,304           -              -                     1,577,304
Other noncurrent liabilities............       19,582       124,552         22,249                     166,383
Deferred income taxes...................          -             -           13,768                      13,768
Stockholders' equity....................    1,072,612       669,672        691,198    (1,148,093)    1,285,389
Commitments and contingencies
                                            ---------    ----------      ---------                  ----------
                                           $2,700,243   $   970,666     $  748,237                 $ 3,271,053
                                            =========    ==========      =========                  ==========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer     Guarantor        Income                        The
                                         Parent      USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                       ---------   --------   ------------   ------------   ------------   ----------
Revenues:
   Oil and gas........................ $    -     $ 125,921    $ 39,618        $    -         $            $  165,539
   Interest and other.................      -           741         452             -                           1,193
   Loss on disposition of assets, net.      -           -           (74)            -                             (74)
                                        -------    --------     -------         -------                     ---------
                                            -       126,662      39,996             -                         166,658
                                        -------    --------     -------         -------                     ---------
Costs and expenses:
   Oil and gas production.............      -        44,541       6,477             -                          51,018
   Depletion, depreciation and
     amortization.....................      -        32,266      18,122             -                          50,388
   Exploration and abandonments.......      -        13,950       7,170             -                          21,120
   General and administrative.........      263       9,501       2,154             -                          11,918
   Interest...........................   22,301       4,008           8             -                          26,317
   Equity income from subsidiaries....   (2,822)      2,766         -               -              56             -
   Other..............................  (17,783)     14,229      11,820             -                           8,266
                                        -------    --------     -------         -------                     ---------
                                          1,959     121,261      45,751             -                         169,027
                                        -------    --------     -------         -------                     ---------
Income (loss) before income taxes.....   (1,959)      5,401      (5,755)            -                          (2,369)
Income tax  benefit...................      -           -           410             -                             410
                                        -------    --------     -------         -------                     ---------
Net income (loss).....................   (1,959)      5,401      (5,345)            -                          (1,959)
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Deferred hedge losses, net
        of tax........................     (138)    (50,485)    (13,459)            -                         (64,082)
     Net (gains) losses included in
        net income....................      290     (26,547)     (5,585)            -                         (31,842)
   Cumulative translation adjustment..      -           -          (134)            -                            (134)
                                        -------    --------     -------         -------                     ---------
Comprehensive loss.................... $ (1,807)  $ (71,631)   $(24,523)       $    -                      $  (98,017)
                                        =======    ========     =======         =======                     =========

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    For the Three Months Ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer     Guarantor        Income                        The
                                         Parent      USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                       ---------   --------   ------------   ------------   ------------   ----------
Revenues:
   Oil and gas........................ $    -     $ 192,794    $ 65,192        $    -         $            $  257,986
   Interest and other.................      -         3,022       2,145             -                           5,167
   Gain on disposition of assets, net.      -         7,231          62             -                           7,293
                                        -------    --------     -------         -------                     ---------
                                            -       203,047      67,399             -                         270,446
                                        -------    --------     -------         -------                     ---------
Costs and expenses:
   Oil and gas production.............      -        45,782      10,020             -                          55,802
   Depletion, depreciation and
     amortization.....................      -        31,495      20,666             -                          52,161
   Exploration and abandonments.......      -         5,925      16,958             -                          22,883
   General and administrative.........      177       7,188       3,083             -                          10,448
   Interest...........................  (10,396)     32,120      13,892             -                          35,616
   Equity income from subsidiaries....  (57,717)       (571)        -               -          58,288             -
   Other..............................      -         7,067      18,150             -                          25,217
                                        -------    --------     -------         -------                     ---------
                                        (67,936)    129,006      82,769             -                         202,127
                                        -------    --------     -------         -------                     ---------
Income (loss) before income taxes.....   67,936      74,041     (15,370)                                       68,319
Income tax benefit....................      -            17        (400)            (17)                         (400)
                                        -------    --------     -------         -------                     ---------
Net income (loss).....................   67,936      74,058     (15,770)            (17)                       67,919
Other comprehensive income (loss):
   Deferred hedge losses:
     Transition adjustment............      -      (172,007)    (25,437)            -                        (197,444)
     Deferred hedge gains.............      -        49,992       3,074             -                          53,066
     Net losses included in net
       income.........................      -        22,455      11,416             -                          33,871
   Unrealized gains (losses) on
    available for sale securities:
       Unrealized holding gains
         (losses).....................      -           (58)        -               -                             (58)
       Gains included in net income...      -        (7,042)        -               -                          (7,042)
   Cumulative translation adjustment..      -           -        (9,347)            -                          (9,347)
                                        -------    --------     -------         -------                     ---------
Comprehensive income (loss)........... $ 67,936   $ (32,602)   $(36,064)       $    (17)                   $  (59,035)
                                        =======    ========     =======         =======                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                         Non-
                                                                          Pioneer     Guarantor         The
                                                               Parent       USA      Subsidiaries     Company
                                                             ---------   ---------   ------------   ----------
Cash flows from operating activities:
 Net cash provided by operating activities...............    $ (73,878)  $  93,313     $  30,601     $  50,036
                                                              --------    --------      --------      --------

Cash flows from investing activities:
 Proceeds from disposition of assets.....................       51,420         162            62        51,644
 Additions to oil and gas properties.....................          -       (57,342)      (30,920)      (88,262)
 Other property (additions) dispositions, net............          -        (1,092)       (1,062)       (2,154)
                                                              --------    --------      --------      --------
    Net cash provided by (used in) investing activities..       51,420     (58,272)      (31,920)      (38,772)
                                                              --------    --------      --------      --------

Cash flows from financing activities:
 Borrowings under long-term debt.........................       33,290         -             -          33,290
 Principal payments on long-term debt....................      (15,290)        -             -         (15,290)
 Payment of noncurrent liabilities.......................          -       (29,988)         (516)      (30,504)
 Exercise of long-term incentive plan
    stock options........................................        4,439         -             -           4,439
                                                              --------    --------      --------      --------
    Net cash provided by (used in) financing activities..       22,439     (29,988)         (516)       (8,065)
                                                              --------    --------      --------      --------

Net increase (decrease) in cash and cash
  equivalents............................................          (19)      5,053        (1,835)        3,199
Effect of exchange rate changes on
  cash and cash equivalents..............................          -           -            (776)         (776)
Cash and cash equivalents,
  beginning of period....................................           79      10,900         3,355        14,334
                                                              --------    --------      --------      --------
Cash and cash equivalents, end
  of period..............................................    $      60   $  15,953     $     744     $  16,757
                                                              ========    ========      ========      ========


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                                         Non-
                                                                          Pioneer     Guarantor         The
                                                               Parent       USA      Subsidiaries     Company
                                                             ---------   ---------   ------------   ----------
Cash flows from operating activities:
 Net cash provided by operating activities...............    $  43,930   $  45,680     $  42,124     $ 131,734
                                                              --------    --------      --------      --------

Cash flows from investing activities:
 Proceeds from disposition of assets.....................          -        11,725           178        11,903
 Additions to oil and gas properties.....................          -       (59,445)      (38,275)      (97,720)
 Other property (additions) dispositions, net............          -        (1,541)       (1,443)       (2,984)
                                                              --------    --------      --------      --------
    Net cash used in investing activities................          -       (49,261)      (39,540)      (88,801)
                                                              --------    --------      --------      --------

Cash flows from financing activities:
 Borrowings under long-term debt.........................       60,175         -             -          60,175
 Principal payments on long-term debt....................      (99,175)        -             -         (99,175)
 Payment of noncurrent liabilities.......................          -        (6,140)         (510)       (6,650)
 Exercise of long-term incentive plan
    stock options........................................        2,172         -             -           2,172
 Purchase of treasury stock..............................       (7,070)        -             -          (7,070)
                                                              --------    --------      --------      --------
    Net cash used in financing activities................      (43,898)     (6,140)         (510)      (50,548)
                                                              --------    --------      --------      --------

Net increase (decrease) in cash and cash
  equivalents............................................           32      (9,721)        2,074        (7,615)
Effect of exchange rate changes on
  cash and cash equivalents..............................          -           -            (239)         (239)
Cash and cash equivalents,
  beginning of period....................................           15      18,387         7,757        26,159
                                                              --------    --------      --------      --------
Cash and cash equivalents, end
  of period..............................................    $      47   $   8,666     $   9,592     $  18,305
                                                              ========    ========      ========      ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


NOTE H.        Subsequent Events

       Acquisitions of assets. On April 9, 2002, the Company announced that it had purchased through two transactions an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $55 million before normal closing adjustments. The acquisition of five percent of this incremental interest in the Falcon field development was completed during March 2002. As a result of these transactions, the Company will own a 75 percent working interest and operate the Falcon field development and related exploration blocks.

       The Company has also signed agreements to purchase the remaining 23 percent of the rights that the Company does not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Falcon discovery. The total purchase price for these transactions is $138 million before normal closing adjustments. These transactions are expected to close in the third quarter of 2002.

       Common stock offering. On April 22, 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.1 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the acquisition of Falcon assets and associated acreage in the deepwater Gulf of Mexico and to reduce outstanding borrowings under its $575 million corporate credit facility pending the closing of the West Panhandle transactions.

       Senior notes offering. On April 29, 2002, the Company sold $150 million of 7.5 percent senior notes that will mature on April 15, 2012. The 7.5 percent senior notes were sold at a price equal to 100 percent of their principal amount and resulted in net proceeds to the Company, after payment of issuance costs, of $146.6 million. The net proceeds from this offering will be used to reduce outstanding borrowings under the Company's corporate credit facility. Interest is payable to holders of the 7.5 percent senior notes on April 15 and October 15 of each year. The first interest payment will be made on October 15, 2002 and will consist of interest from the closing date of this offering through October 15, 2002.

                        PIONEER NATURAL RESOURCES COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company"), are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, international operations and associated international political and economic instability, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 2001 Annual Report on Form 10-K that is available from the United States Securities and Exchange Commission.

Financial and Operating Performance

       During the three months ended March 31, 2002, as compared to the same period in 2001, commodity price declines and continued weakening of the Argentine peso negatively impacted the Company's financial and operating results. The Company reported a net loss of $2.0 million ($.02 per share) for the three months ended March 31, 2002, as compared to net income of $67.9 million ($.68 per diluted share) for the same period in 2001. During the three months ended March 31, 2002, the Company recorded a $5.4 million ($.05 per share) noncash charge for the remeasurement of Argentine peso-denominated net monetary assets. The Company's results for the three months ended March 31, 2001 were impacted by favorable commodity prices, a $7.3 million gain on the disposition of assets and $8.8 million of derivative mark-to-market charges to other expenses.

       The Company's net cash provided by operating activities was $50.0 million during the three months ended March 31, 2002, representing a decrease of 62 percent, as compared to net cash provided by operating activities of $131.7 million for the same period in 2001. The decrease in net cash provided by operating activities was primarily a result of lower commodity prices. During the three months ended March 31, 2002, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets, to fund additions to oil and gas properties and for other general corporate needs.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at March 31, 2002 was $2.8 billion, consisting of total debt of $1.6 billion and stockholders' equity of $1.2 billion. Debt as a percentage of total book capitalization was 57 percent at March 31, 2002, as compared to 55 percent at December 31, 2001. The increase in the ratio of the Company's debt to total book capitalization during the three months ended March 31, 2002 is primarily due to a $95.9 million reduction in the fair value of the Company's cash flow hedge derivatives which are recorded in the "Accumulated other comprehensive income - deferred hedge gains, net" component of stockholders' equity.

Recent Activities

       During April 2002, the Company announced the following transactions:

       o the purchase through two transactions of an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $55 million before normal closing adjustments. As a result of these transactions, the Company will own a 75 percent working interest in, and operate, the Falcon field development and related exploration blocks.

       o agreements to purchase the remaining 23 percent of the rights that the Company does not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Falcon discovery.

                        PIONEER NATURAL RESOURCES COMPANY


             The total purchase price for these transactions is $138 million before normal closing adjustments. These transactions are expected to close in the third quarter of 2002;

       o the completion, on April 22, 2002, of a public offering of 11.5 million new shares of the Company's common stock at $21.50 per share, which resulted in net proceeds to the Company of $236.1 million (the "Stock Offering"); and,

       o the completion, on April 29, 2002, of a public offering of $150 million of 7.5 percent senior notes that will mature on April 15, 2012 (the "Debt Offering"). The Company realized net proceeds, after payment of issuance costs, of $146.6 million from the Debt Offering.

       Through these transactions, the Company has increased its ownership in and control over certain of its core assets and significantly improved its financial flexibility and ratio of debt to total book capitalization.

Drilling Highlights

       During the first three months of 2002, the Company continued progress on its development projects at Canyon Express, Devils Tower and Falcon in the deepwater Gulf of Mexico and Sable in South Africa and successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery well in the shallow water offshore Gabon. In total, the Company spent $88.3 million on capital expenditures during the first quarter of 2002 including $56.1 million for development activities, $24.2 million for exploration activities and $8.0 million on acquisitions. The majority of the Company's capital expenditures was spent on drilling wells and fabricating infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the three months ended March 31, 2002:

                                                           Development Drilling
                              --------------------------------------------------------------------------
                              Beginning Wells       Wells      Successful    Unsuccessful   Ending Wells
                                in Progress         Spud          Wells          Wells      In Progress
                              ---------------   ------------   -----------   ------------   ------------

Gulf of Mexico/Gulf Coast.....         3                2             5            -              -
Permian Basin.................        17               17            32              1              1
Mid-Continent.................         1                3             4            -              -
                                  ------           ------        ------         ------         ------
       Total Domestic.........        21               22            41              1              1
                                  ------           ------        ------         ------         ------

Argentina.....................         1              -             -              -                1
South Africa..................       -                  1             1            -              -
Canada........................         5               12            13              3              1
                                  ------           ------        ------         ------         ------
       Total Worldwide........        27               35            55              4              3
                                  ======           ======        ======         ======         ======

                                                      Exploration/Extension Drilling
                              --------------------------------------------------------------------------
                              Beginning Wells       Wells      Successful    Unsuccessful   Ending Wells
                                in Progress         Spud          Wells          Wells      In Progress
                              ---------------   ------------   -----------   ------------   ------------

Gulf of Mexico/Gulf Coast....          3              -               2            -                1
                                  ------           ------        ------         ------         ------
     Total Domestic..........          3              -               2            -                1
                                  ------           ------        ------         ------         ------

Argentina....................          3              -             -              -                3
Canada.......................          1               12             8              3              2
Gabon........................        -                  1             1            -              -
                                  ------           ------        ------         ------         ------
     Total Worldwide.........          7               13            11              3              6
                                  ======           ======        ======         ======         ======

                        PIONEER NATURAL RESOURCES COMPANY


       Domestic. The Company spent $56.8 million during the first three months of 2002 on acquisition, drilling and seismic activities in the Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $50.6 million of acquisition, drilling and seismic capital primarily in the deepwater Gulf of Mexico, the Gulf of Mexico shelf, the Pawnee field in South Texas and in an exploration play in North Louisiana.

       In the deepwater Gulf of Mexico, the Company has three major development projects that remain in progress as of March 31, 2002:

       o Canyon Express - The TotalFinaElf-operated Aconcagua and the Marathon-operated Camden Hills discoveries in Mississippi Canyon are being jointly developed as part of the Canyon Express gas project. The Company s pent $8.4 million during the first quarter 2002 on facilities construction, well completions and gathering system installation. The TotalFinaElf-operated Canyon Express subsea gathering system is scheduled to begin flowing gas during the third quarter of 2002. Once completed, production is expected to be approximately 110 MMcf of gas per day and 180 Bbls of condensate per day net to the Company's 37.5 percent working interest in Aconcagua and 33 percent working interest in Camden Hills.

       o Devils Tower - At the Dominion-operated Devils Tower development project in Mississippi Canyon, the Company spent $3.9 million during the first quarter to finish drilling three wells that were in progress at year end and to drill one additional development well. The Company has drilled seven wells to date and an eighth well was spud subsequent to quarter end which will fill all eight slots on the spar. Construction of the spar is underway with plans to commence production during the second quarter of 2003. The Company plans to bring on wells sequentially with peak production expected to exceed 15,000 BOEs per day net to the Company's 25 percent working interest by the end of 2003. The Company also plans to drill its Triton prospect during the second quarter of 2002, which is on a block adjacent to Devils Tower. If successful, this prospect could be brought on production via a subsea tieback to Devils Tower. In addition, Dominion and the Company were the high bidder on another adjacent Mississippi Canyon block at the most recent lease sale where the Company has identified its Goldfinger prospect that, if successful, could also be brought on production via a subsea tieback to Devils Tower.

       o Falcon - As previously discussed, the Company now has a 75 percent working interest in the Falcon project and surrounding exploration blocks and became the operator of these projects in April 2002. The Company spent $10.2 million, in addition to the acquisition costs discussed above, on the Falcon project during the first quarter. Two development wells are planned for Falcon during 2002. The wells will be subsea tiebacks flowing to a production platform owned and operated by El Paso Energy Partners, L.P. 10 miles away on the shelf. The flowlines and umbilicals are being fabricated as well as the production platform and related facilities. All work is on schedule with initial production anticipated for March 2003 at expected rates of 130 MMcf of gas per day and 350 Bbls of condensate per day net to the Company's 75 percent working interest.

       In addition to the development projects described above in the deepwater Gulf of Mexico, the Company spud an appraisal well on the Marathon-operated Ozona Deep discovery subsequent to quarter end. Depending on the results of this well, a second appraisal well could be drilled this year. In the deepwater Gulf of Mexico, the Company also has plans to drill two to three prospects near its Falcon project during the remainder of 2002.

       On the Gulf of Mexico shelf, the Company is a participant in three significant development projects:

       o Stirrup - The Spinnaker-operated Stirrup project in Mustang Island began production in early April 2002 at initial rates of 2.3 MMcf of gas and 12 Bbls of condensate per day net to the Company's 25 percent working interest. Three wells have been drilled with one being completed and put on production. Production on the initial well is curtailed at this time until certain additional facilities can be installed at the onshore delivery point. Once the additional facilities are installed, the initial well can be allowed to flow

                        PIONEER NATURAL RESOURCES COMPANY


             at capacity and the Stirrup #2 well can be completed and connected. The Stirrup #3 well is currently being tested. The Company has a 25 percent working interest in this project.

       o Oneida - The Aviara-operated Oneida project in East Cameron has an estimated initial production date of August 2002 and will be developed with a tripod platform. Initial production rates from this prospect are anticipated to be 1.1 MMcf of gas and 10 Bbls of condensate per day net to the Company's 13.7 percent working interest. Once production begins, well performance will be evaluated and the Company will determine if a second well will be drilled in 2003.

       o Cyrus - The ChevronTexaco-operated Cyrus project in High Island, where the platform is currently being installed, is on schedule to begin production during the third quarter of 2002. The Company anticipates initial production from this project to approximate 2.3 MMcf of gas and 340 Bbls of condensate per day, net to the Company's 5.7 percent working interest.

       Other activities on the Gulf of Mexico shelf during 2002 will be concentrated on evaluating the developed properties in the Company's inventory to determine if there are any untapped zones in existing wellbores. In addition, the Company plans to drill one to three prospects during 2002, one of which is Gallop, a look-alike prospect to the Stirrup discovery.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where two wells were successfully drilled during the first quarter of 2002. In addition, the Company drilled its first exploration well in its recently acquired acreage in North Louisiana. Post-drilling evaluations are underway with results expected during the second quarter of 2002.

       Permian Basin area. In the Permian Basin area, the Company spent $4.1 million during the first three months of 2002 primarily on development drilling in the Spraberry oil trend. The Company is evaluating its West Texas drilling program for the remainder of 2002. If drilling costs continue to decline and align more favorably with commodity prices, the Company may drill as many as 80 to 100 wells during the remainder of 2002.

       Mid-Continent area. In the Mid-Continent area, the Company spent $1.5 million during the first three months of 2002 primarily on completing the wells that were either in progress at year end or spud shortly thereafter. Shortly after year end, the Company shut down its drilling in the West Panhandle field with the downturn in gas prices. As previously discussed, the Company recently announced that it had entered into agreements to purchase the remaining West Panhandle assets that it does not already own. The acquisition, once completed, will greatly enhance the economics of future drilling, offer the Company greater flexibility and provide operational efficiencies in the field. The acquisition, along with the recent increase in gas prices and the favorable long-term outlook for gas prices in the United States has caused the Company to reevaluate its drilling plans and the Company may drill as many as 25 to 30 West Panhandle wells this year.

       Argentina. In Argentina, the Company spent $5.4 million of acquisition, drilling and seismic capital during the first three months of 2002. The majority of costs was spent on the construction of the Company's Loma Negra gas plant and on seismic activities that were in progress at December 31, 2001. Other significant capital projects during the first quarter of 2002 were suspended due to the economic instability in Argentina. However, the Company may resume oil drilling activities in Argentina during the third quarter of 2002 as a result of improved oil prices, reductions in drilling costs and lease operating expenses and the improving economic stability within the oil industry (see "Argentina Update", below).

       Canada. In Canada, the Company spent $16.6 million of acquisition, drilling and seismic capital during the first three months of 2002, primarily in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible for drilling during the winter months. The Company completed 21 wells in Canada during the 2002 winter drilling season. Daily production from the new wells is anticipated to be 12 MMcf per day. Capital dollars for the remainder of the year will be primarily be in preparation for next winter's drilling campaign.

                        PIONEER NATURAL RESOURCES COMPANY


       Africa. In Africa, the Company spent $8.7 million of acquisition, drilling and seismic capital during the first three months of 2002 in South Africa, Gabon and Tunisia.

       South Africa. In South Africa, the Company spent $4.8 million of capital on the development of its Sable field that is expected to begin production during December 2002 or January 2003. Development drilling is continuing, floating production facility upgrades are in progress and subsea trees are being manufactured. Production for the first year is expected to average approximately 11,600 Bbls of oil per day net to the Company's 40 percent working interest. The Company is also evaluating its recently acquired seismic data and anticipates drilling two exploration wells during the second half of 2002.

       Gabon. In Gabon, the Company spent $2.2 million drilling its second exploratory well, the Awena Marin-1, that successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery to a total depth of approximately 3,600 feet and found nine feet of net oil pay in its primary target, the Lower Gamba sand, and 41 feet of higher quality reservoir sand in the Upper Gamba. As expected, the reservoir thickness and quality of the Lower Gamba sands were less than in the previous discovery, and, while the gravity was similar to the Olowi Marin-1 (34 degree API), the well flowed oil at non-commercial rates from this zone. However, in the Upper Gamba, the quality of the reservoir sand significantly improved, but the sands were penetrated in the gas cap of the field, producing approximately 12 MMcf of gas per day during a two hour test. Most significantly, the Lower Gamba oil rim was found at the same depth as the discovery well 13 kilometers away as predicted by the Company's seismic model and could be an indicator that the oil rim is in communication between the two discoveries. The Company plans to use the well data to further refine its seismic model to target the location of the oil column within the Upper Gamba sand and is also evaluating the potential to commercialize the significant gas reservoir.

       The Awena Marin-1 well was the first of at least three wells the Company plans to drill during 2002 to evaluate the size of the oil and gas field on its Olowi block offshore Gabon. In May, the Company plans to drill two wells approximately five kilometers north and south of the first discovery, Olowi Marin-1, to further appraise the extent of the oil rim in that area.

       Tunisia. In Tunisia, the Company spent $1.7 million of capital during the first three months of 2002 primarily on shooting 3-D seismic data on its blocks located in Tunisia. Plans for the remainder of 2002 include analyzing the data acquired and drilling one to two Silurian and TAGI sand prospects in Tunisia during the last half of the year.

Argentina Update

       The Company continues to monitor the political and economic environment in Argentina. During 2002, the Argentine government has continued to implement reforms that are intended to stabilize the economy, including the imposition of a 20 percent tax on oil exports effective March 1, 2002. The Company's oil and gas revenues will be reduced as a result of the Argentine peso devaluation and recent export tax; however, the reduction will be mitigated by decreases in the costs of Argentine operations and administration as a result of the peso devaluation. The Company is also continuing to monitor the banking industry in Argentina. The Company currently has $1.5 million in an account at a local Argentine bank in which the Central Bank of Argentina has suspended banking activities for 30 days.

       The continuing devaluation of the Argentine peso during the first quarter of 2002 resulted in a noncash charge to other expense of that period of $5.4 million. This charge reflects the remeasurement of the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries, based on an exchange rate of 3.0 pesos to $1 as of March 31, 2002. Once the exchange rate of Argentine pesos to U.S. dollars stabilizes, the effect of future remeasurement assessments should be minimal.

                        PIONEER NATURAL RESOURCES COMPANY


Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $165.5 million for the three months ended March 31, 2002, compared to $258.0 million for the same period in 2001. The decline in revenues is principally attributable to commodity price decreases.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three months ended March 31, 2002 and 2001:

                                                       Three months ended
                                                            March 31,
                                                     ---------------------
                                                       2002         2001
                                                     --------     --------
         Production:
            Oil (MBbls)...........................      3,109        3,163
            NGLs (MBbls)..........................      1,939        1,838
            Gas (MMcf)............................     29,496       29,942
            Total (MBOE)..........................      9,963        9,991
         Average daily production:
            Oil (Bbls)............................     34,541       35,140
            NGLs (Bbls)...........................     21,539       20,426
            Gas (Mcf).............................    327,736      332,686
            Total (BOE)...........................    110,703      111,014
         Average reported prices:
            Oil (per Bbl):
              United States.......................   $  24.27     $  25.25
              Argentina...........................   $  20.61     $  24.59
              Canada..............................   $  17.55     $  23.83
              Worldwide...........................   $  23.17     $  25.03
            NGLs (per Bbl):
              United States.......................   $  10.70     $  22.51
              Argentina...........................   $   8.97     $  27.04
              Canada..............................   $  12.41     $  24.33
              Worldwide...........................   $  10.73     $  22.71
            Gas (per Mcf):
              United States.......................   $   3.05     $   5.61
              Argentina...........................   $    .68     $   1.25
              Canada..............................   $   2.27     $   5.81
              Worldwide...........................   $   2.47     $   4.58

       As discussed above, oil and gas revenues for the quarter ended March 31, 2002 were negatively impacted by commodity price decreases. Comparing the first quarter of 2002 to the same period in 2001, the Company's average worldwide oil price decreased seven percent; the Company's average worldwide NGL price decreased 53 percent; and the Company's average worldwide gas price decreased 46 percent.

       On a BOE basis, worldwide average daily production remained relatively constant during the three months ended March 31, 2002, as compared to the same period in 2001. Per BOE average daily production, on a first-quarter to first-quarter comparison, increased by two percent in the United States, while production in Argentina and Canada decreased by eight percent and three percent, respectively. Production volumes in Argentina declined primarily due to the Company's curtailment of drilling activities in 2002 as the Company monitors developing political and economic reforms.

       Second quarter 2002 production volumes are expected to average 110,000 to 115,000 BOE per day. Gas production is expected to rise as a result of first production from the Stirrup project on the Gulf of Mexico shelf, the successful winter drilling program in Canada and increased winter demand for gas in Argentina.

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swaps and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company

                        PIONEER NATURAL RESOURCES COMPANY


produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the first quarter of 2002, the Company's commodity price hedges increased oil and gas revenues by $32.2 million as compared to $23.0 million of commodity price hedge losses during the same period in 2001. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three month periods ended March 31, 2002 and 2001.

       During the second quarter of 2002, the Company has entered into the following new oil and gas price hedges: (i) 12,000 Bbls per day of 2003 oil price swap contracts with average per Bbl fixed prices of $24.11; (ii) 12,000 Bbls per day of 2004 oil price swap contracts with average per Bbl fixed prices of $22.97; (iii) 170,000 MMBtu per day of 2003 gas price swap contracts with average per MMBtu fixed prices of $3.86; (iv) 75,000 MMBtu per day of 2004 gas price swap contracts with average per MMBtu fixed prices of $3.93; and, (v) 20,000 MMBtu per day of 2005, 2006 and 2007 gas price swap contracts with average per MMBtu fixed prices of $3.75.

       Gain (loss) on disposition of assets. During the three months ended March 31, 2002, the Company recorded $.1 million of net losses on the disposition of assets, as compared to $7.3 million of gains on the disposition of assets during the same period in 2001. The gain recognized during the first quarter of 2001 is primarily comprised of a $7.0 million gain from the sale of 532,500 shares of a non-affiliated entity's common stock.

       Production costs. During the three month period ended March 31, 2002, total production costs per BOE averaged $5.12, representing a decrease of $.47 per BOE (eight percent), as compared to production costs per BOE of $5.59 during the same period in 2001. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes. The decrease in production costs per BOE during the first quarter of 2002, as compared to the first quarter of 2001, is primarily due to decreases in production taxes and field fuel expenses as a result of lower gas prices, offset by declines in third party gas processing and treating income which is a component of lease operating expenses.

                                                    Three months ended
                                                         March 31,
                                                    -------------------
                                                     2002         2001
                                                    -------     -------
                                                         (per BOE)

       Lease operating expense..................    $  3.29     $  2.36
       Taxes:
          Production............................        .50        1.08
          Ad valorem............................        .54         .40
       Field fuel expenses......................        .49        1.54
       Workover costs...........................        .30         .21
                                                     ------      ------

          Total production costs................    $  5.12     $  5.59
                                                     ======      ======

       Based on market-quoted commodity prices in mid-April 2002, the Company expects second quarter 2002 production costs to average $5.15 to $5.30 per BOE.

       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $5.06 and $5.22 for the three month periods ended March 31, 2002 and 2001, respectively. Depletion expense per BOE, the largest component of depletion, depreciation and amortization, remained relatively constant at $4.84 per BOE during the three months ended March 31, 2002, as compared to $4.81 per BOE during the same period in 2001.

       The Company expects second quarter 2002 depletion, depreciation and amortization expense to average $5.00 to $5.20 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs were $21.1 million during the three months ended March 31, 2002, as compared to $22.9 million

                        PIONEER NATURAL RESOURCES COMPANY


during the same period in 2001. During the three months ended March 31, 2002, the Company's exploratory dry holes in the United States are primarily comprised of the Turnberry exploratory well that was drilled during 2001 in the Gulf of Mexico and has now been determined to be noncommercial.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three month periods ended March 31, 2002 and 2001:

                                                   United                           Other
                                                   States   Argentina    Canada    Foreign     Total
                                                  -------   ---------   --------   --------   --------
                                                                     (in thousands)
       Three months ended March 31, 2002:
         Geological and geophysical costs......   $ 4,300    $ 1,570    $  1,003   $ 3,332    $ 10,205
         Exploratory dry holes.................     7,840        399       1,159        26       9,424
         Leasehold abandonments and other......     1,171        171         141         8       1,491
                                                   ------     ------     -------    ------     -------
                                                  $13,311    $ 2,140    $  2,303   $ 3,366    $ 21,120
                                                   ======     ======     =======    ======     =======
       Three months ended March 31, 2001:
         Geological and geophysical costs......   $ 4,024    $   653    $    226   $ 3,616    $  8,519
         Exploratory dry holes.................       159        582       4,955       821       6,517
         Leasehold abandonments and other......     1,032      5,375       1,432         8       7,847
                                                   ------     ------     -------    ------     -------
                                                  $ 5,215    $ 6,610    $  6,613   $ 4,445    $ 22,883
                                                   ======     ======     =======    ======     =======

       The Company expects second quarter 2002 exploration and abandonment expense to be $15 million to $30 million, dependent largely on exploratory drilling results.

       Interest expense. Interest expense for the quarter ended March 31, 2002 was $26.3 million as compared to $35.6 million for the same period in 2001. The $9.3 million (or 26 percent) decrease in interest expense during the first quarter of 2002, as compared to the first quarter of 2001, is primarily reflective of a $5.5 million benefit from the Company's interest rate hedging program, the retirement of the Company's 10-5/8% and 11-5/8% senior notes during the third quarter of 2001 and an $.9 million increase in interest capitalized during the first quarter of 2002 as compared to the first quarter of 2001.

       The Company expects second quarter 2002 interest expense to be $24 million to $26 million.

       Other expenses. Other expenses for the three months ended March 31, 2002 and 2001 were $8.3 million and $25.2 million, respectively. The decrease in other expense is primarily attributable to a $13.2 million decrease in recognized hedge ineffectiveness under the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". During the quarter ended March 31, 2001, the Company's mark-to-market provisions included a $6.6 million increase in the liabilities associated with the Company's Btu swap agreements (see Note C included in "Item
1. Financial Statements" for information regarding the Company's derivative instruments). During the second quarter of 2001, the Company entered into offsetting Btu swap agreements that eliminated the future market risk associated with the agreements. Partially offsetting the decreases in other expense referred to above was a $5.4 million charge to other expense during the three months ended March 31, 2002 for the remeasurement of Argentine peso-denominated net monetary assets (see "Argentina Update", above).

       Income tax provision (benefit). During the three month periods ended March 31, 2002, the Company recognized an income tax benefit of $.4 million as compared to an income tax provision of $.4 million during the three months ended March 31, 2001. Due to uncertainties regarding the Company's utilization of net operating loss carryforwards and other credit carryforwards, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that it is more likely than not that deferred tax assets previously reserved will be used prior to their expiration.

                        PIONEER NATURAL RESOURCES COMPANY


       During the second quarter of 2002, the Company estimates that its income tax provision will be approximately $1 million to $2 million as the Company benefits from its net operating loss carryforwards in the United States and Canada.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

       Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three months ended March 31, 2002 and 2001 totaled $88.3 million and $97.7 million, respectively. The Company's first quarter 2002 expenditures were internally funded by $50.0 million of net cash provided by operating activities and a portion of the Company's $51.6 million of proceeds from disposition of assets. The Company's first quarter 2001 capital expenditures were internally funded by net cash provided by operating activities.

       The Company strives to maintain its indebtedness at moderate levels in order to provide sufficient financial flexibility to take advantage of future opportunities. The Company's 2002 capital expenditures, excluding acquisitions, are expected to exceed internally generated cash flows by a nominal amount. The Company will use the $236.1 million of net proceeds from the Stock Offering to fund the Falcon field and West Panhandle field acquisitions and to reduce outstanding borrowings under its credit facility.

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity hedges and other contracts. During the three months ended March 31, 2002, the Company increased its long-term debt by $10.5 million, reduced its obligations under the Btu swap agreements by $1.5 million and settled terminated commodity hedge obligations for $22.9 million. Contractual obligations for which the ultimate settlement amounts are not fixed and determinable include derivative contracts that are sensitive to future changes in commodity prices, currency exchange rates and interest rates. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the three months ended March 31, 2002.

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

       Operating activities. Net cash provided by operating activities during the three months ended March 31, 2002 and 2001 were $50.0 million and $131.7 million, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2002, as compared to the same period in 2001, is primarily due to lower commodity prices.

       Financing activities. During the three months ended March 31, 2002 and 2001, the Company used $8.1 million and $50.5 million, respectively, of net cash in financing activities. During April 2002, the Company completed the Stock Offering and Debt Offering for aggregate net proceeds of $382.7 million. The net proceeds were utilized to fund the acquisition of the Falcon assets and associated acreage in the deepwater Gulf of Mexico and to reduce outstanding borrowings under the Company's $575 million corporate credit facility pending the closing of the West Panhandle transactions.

       During April 2002, the Company entered into interest rate swap contracts to hedge the fair value of its 8-7/8 percent senior notes due in 2005. The terms of these swap contracts obligate the Company to pay the counterparties a

                        PIONEER NATURAL RESOURCES COMPANY


variable annual rate equal to the six-month London  Interbank  Offered Rate plus
3.97  percent;  obligate the  counterparties  to pay the Company a fixed rate of
8.875 percent; and, provide for a notional debt amount of $150 million. The interest rate swap contracts mature on April 15, 2005.

       Outstanding borrowings under the credit facility totaled $312 million as of March 31, 2002. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2002 was 6.11 percent as compared to 8.41 percent for the three months ended March 31, 2001, taking into account the effect of lower market interest rates and the Company's interest rate swaps.

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

       Sales of assets. During the three months ended March 31, 2002 and 2001, proceeds from the sale of assets totaled $51.6 million and $11.9 million, respectively. The Company's 2002 asset divestitures were primarily comprised of hedge derivatives. During the three months ended March 31, 2001, the sale of 532,500 shares of a non-affiliated entity's common stock for $11.0 million was the primary source of the Company's proceeds from asset dispositions.

       Book capitalization and liquidity. Total debt remained constant at $1.6 billion as of March 31, 2002, as compared to total debt of $1.6 billion on December 31, 2001. The Company's total book capitalization at March 31, 2002 was $2.8 billion, consisting of total debt of $1.6 billion and stockholders' equity of $1.2 billion. Consequently, the Company's debt to total capitalization increased to 57 percent at March 31, 2002 from 55 percent at December 31, 2001. The Company's ratio of current assets to current liabilities was .78 at March 31, 2002 and 1.12 at December 31, 2001. Including $27.9 million of undrawn and outstanding letters of credit, the Company has $235.1 million of unused borrowing capacity available under its credit facility as of March 31, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

       The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

       The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2002:

                                                       Derivative Contract Assets (Liabilities)
                                                    -----------------------------------------------
                                                                             Foreign
                                                                 Interest    Exchange
                                                    Commodity      Rate        Rate         Total
                                                    ---------    --------    ---------    ---------
                                                                     in thousands)
       Fair value of contracts outstanding
          as of December 31, 2001...............    $ 180,554    $(19,637)    $  61       $ 160,978
       Changes in contract fair value...........      (66,738)     (1,618)      (99)        (68,455)
       Contract realizations:
           Maturities...........................      (41,304)     (2,872)       38         (44,138)
           Termination - cash settlements.......      (51,420)        -         -           (51,420)
                                                     --------     -------      ----        --------
       Fair value of contracts outstanding
          as of March 31, 2002..................    $  21,092    $(24,127)    $ -         $  (3,035)
                                                     ========     =======      ====        ========

       The following disclosures provide specific information about material changes that have occurred since December 31, 2001 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in market commodity prices, interest rates or foreign exchange rates.

                        PIONEER NATURAL RESOURCES COMPANY


       Commodity price sensitivity. During the first quarter of 2002, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of March 31, 2002. The tables segregate hedge derivative contracts from those that do not qualify as hedges.

       See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in gas and oil commodity prices.

                        Pioneer Natural Resources Company
                              Oil Price Sensitivity
            Derivative Financial Instruments as of March 31, 2002(3)

                                                                                  Asset
                                                                               (Liability)
                                                       2002         2003        Fair Value
                                                     --------     --------     -----------
                                                   (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts..............................        18,127        2,975        $ (7,587)
      Weighted average per Bbl fixed
        price..................................      $  24.27     $  24.02
   Collar contracts............................         1,985                    $    106
      Weighted average short call per Bbl
        ceiling price..........................      $  28.61
      Weighted average long put per Bbl
        floor price............................      $  25.00
  Average forward NYMEX oil
   prices (2)..................................      $  25.49     $  23.83

---------------

(1)   See Note C of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) The average forward NYMEX oil and gas prices are based on May 2, 2002 market quotes.
(3) During the second quarter of 2002, the Company entered into 12,000 Bbls per day of 2003 swap contracts with average per Bbl fixed prices of $24.11 and 12,000 Bbls per day of 2004 swap contracts with average per Bbl fixed prices of $22.97. These financial instruments are not included in the table.

                        PIONEER NATURAL RESOURCES COMPANY


                        Pioneer Natural Resources Company
                              Gas Price Sensitivity
            Derivative Financial Instruments as of March 31, 2002(4)

                                                                                                 Asset
                                                                                              (Liability)
                                                    2002       2003       2004       2005      Fair Value
                                                  --------   --------   --------   --------   -----------
                                                        (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts.............................     173,455     40,000     95,000     70,000    $ 32,930
      Weighted average MMBtu fixed
        price.................................    $   4.17   $   3.55   $   3.68   $   3.73
   Collar contracts...........................      97,818                                     $ (4,357)
      Weighted average short call MMBtu
        ceiling price.........................    $   3.73
      Weighted average long put MMBtu
         contingent floor price...............    $   2.86
  Average forward NYMEX gas
   prices (3).................................    $   3.84   $   3.93   $   3.85   $   3.81

---------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note C of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3) The average forward NYMEX oil and gas prices are based on May 2, 2002 market quotes.
(4) During the second quarter of 2002, the Company entered into 170,000 MMBtu per day of 2003 swap contracts with average per MMBtu fixed prices of $3.86, 75,000 MMBtu per day of 2004 swap contracts with average per MMBtu fixed prices of $3.93 and 20,000 MMBtu per day of 2005, 2006 and 2007 swap contracts with average per MMBtu fixed prices of $3.75. These financial instruments are not included in the table.

       Interest rate sensitivity. As of March 31, 2002, the fair market value of the Company's interest rate swap agreements was a liability of $24.1 million.

       Foreign exchange rate sensitivity. As of March 31, 2002, the fair market value of the Company's foreign exchange rate forward contracts was nominal.

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

       As discussed in Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note D, the Company believes that the probable damages from such other legal actions will not be in excess of 10 percent of the Company's current assets and that these actions are not material.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

10.1 Underwriting Agreement dated April 16, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.2 Terms Agreement dated April 16, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as representatives of the underwriters (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.3 Underwriting Agreement dated April 25, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. as the underwriters, and Raymond James & Associates, Inc. as the qualified independent underwriter (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.4* Third  Supplemental  Indenture  dated as of April 30, 2002,  among Pioneer
      Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as Trustee.

10.5 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.6* Guarantee dated April 30, 2002 of Pioneer Natural Resources USA, Inc.

--------------
*  filed herewith

Reports on Form 8-K

       During the three months ended March 31, 2002, the Company filed with the SEC current reports on Form 8-K on January 10 and on February 6.

       The Company's January 10 Form 8-K provides, as an exhibit thereto, the Company's news release dated January 9, 2002, which (i) updated the Company's fourth quarter 2001 outlook, (ii) outlined recent developments in Argentina and other areas of operation, and (iii) provided information on the status of the Company's hedging program. The January 10 Form 8-K also included disclosures pertaining to the Company's commodity hedge positions as of January 9, 2002.

       The Company's February 6 Form 8-K provides, as exhibits thereto, two news releases issued by the Company on February 5, reporting (i) the Company's financial and operating results for the three and twelve month periods ended December 31, 2001, (ii) the Company's proved reserves as of December 31, 2001 and related reserve replacement statistics for the one- and three-year periods ended December 31, 2001 and (iii) the Company's first quarter 2002 outlook.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:   May 13, 2002                  By:       /s/ Timothy L. Dove
                                             ---------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and Chief
                                             Financial Officer



Date:   May 13, 2002                  By:       /s/ Richard P. Dealy
                                             ---------------------------------
                                             Richard P. Dealy
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

                                                                        Page

10.1 Underwriting Agreement dated April 16, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17,
        2002).

10.2 Terms Agreement dated April 16, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., Credit Suisse First Boston Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as representatives of the underwriters (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.3 Underwriting Agreement dated April 25, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc., Credit Suisse First Boston Corporation and J.P. Morgan Securities Inc. as the underwriters, and Raymond James & Associates, Inc. as the qualified independent underwriter (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.4* Third Supplemental Indenture dated as of April 30, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as Trustee.

10.5 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.6*   Guarantee  dated April 30,  2002 of  Pioneer Natural Resources
        USA, Inc.



---------------
*  filed herewith