Form 10-Q
period 2002-06-30
PIONEER NATURAL RESOURCES CO
filed 2002-08-02
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



         / x /   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of July 29, 2002.... 116,113,912

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                       Page
                                                                       ----
                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2002
               and December 31, 2001.................................    4

            Consolidated Statements of Operations for the three
               and six months ended June 30, 2002 and 2001...........    5

            Consolidated Statement of Stockholders' Equity for
               the six months ended June 30, 2002....................    6

            Consolidated Statements of Cash Flows for the three
               and six months ended June 30, 2002 and 2001...........    7

            Consolidated Statements of Comprehensive Income (Loss)
               for the three and six months ended June 30, 2002
               and 2001..............................................    8

            Notes to Consolidated Financial Statements...............    9

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................   22

Item 3.     Quantitative and Qualitative Disclosures About
               Market Risk...........................................   34


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................   37

Item 4.     Submission of Matters to a Vote of Security Holders......   37

Item 6.     Exhibits and Reports on Form 8-K.........................   38

            Signatures...............................................   40

            Exhibit Index............................................   41

          Definitions of Oil and Gas Terms and Conventions Used Herein

                Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "Bcf" means one billion cubic feet; "Tcf" means one trillion cubic feet; "Bcfe" means a billion cubic feet equivalent and is a standard convention used to express oil and gas volumes on a comparable gas equivalent basis; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "MMBtu" means one million Btu's; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
                (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
                (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
                (iii) Estimates of proved reserves do not include the following:
(A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       June 30,     December 31,
                                                                         2002           2001
                                                                     -----------    ------------
                                                                     (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents........................................  $    16,728    $    14,334
  Accounts receivable:
     Trade, net....................................................       83,086         81,616
     Affiliates....................................................          415            595
  Inventories......................................................       10,079         14,549
  Deferred income taxes............................................       10,500          6,400
  Other current assets:
     Derivatives...................................................        4,245        127,074
     Other.........................................................       10,955         11,075
                                                                      ----------     ----------
       Total current assets........................................      136,008        255,643
                                                                      ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
    method of accounting:
     Proved properties.............................................    3,975,062      3,691,783
     Unproved properties...........................................      194,588        187,785
  Accumulated depletion, depreciation and amortization.............   (1,196,172)    (1,095,310)
                                                                      ----------     ----------
                                                                       2,973,478      2,784,258
                                                                      ----------     ----------
Deferred income taxes..............................................       80,295         84,319
Other property and equipment, net..................................       21,135         21,560
Other assets, net:
  Derivatives......................................................        4,094         54,486
  Other............................................................       63,798         70,787
                                                                      ----------     ----------
                                                                     $ 3,278,808    $ 3,271,053
                                                                      ==========     ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade.........................................................  $   117,016    $    92,760
     Affiliates....................................................        3,391          6,405
  Interest payable.................................................       37,977         37,410
  Other current liabilities:
     Derivatives...................................................       13,934         36,830
     Other.........................................................       52,398         54,804
                                                                      ----------     ----------
       Total current liabilities...................................      224,716        228,209
                                                                      ----------     ----------
Long-term debt.....................................................    1,461,794      1,577,304
Noncurrent derivative obligations..................................       40,357         32,438
Other noncurrent liabilities.......................................      125,147        133,945
Deferred income taxes..............................................        4,900         13,768
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
     one share issued and outstanding..............................          -              -
  Common stock, $.01 par value; 500,000,000 shares authorized;
     118,931,094 and 107,422,467 shares issued as of June 30,
     2002 and December 31, 2001, respectively......................        1,189          1,074
  Additional paid-in capital.......................................    2,698,443      2,462,272
  Treasury stock, at cost; 2,822,254 and 3,486,073 shares as of
     June 30, 2002 and December 31, 2001, respectively.............      (38,862)       (48,002)
  Accumulated deficit..............................................   (1,315,695)    (1,323,343)
  Accumulated other comprehensive income:
     Deferred hedge gains, net.....................................       76,157        201,046
     Cumulative translation adjustment.............................        1,084         (7,658)
     Deferred compensation.........................................         (422)           -
                                                                      ----------     ----------
       Total stockholders' equity..................................    1,421,894      1,285,389
Commitments and contingencies......................................
                                                                      ----------     ----------
                                                                     $ 3,278,808    $ 3,271,053
                                                                      ==========     ==========

   The financial information included as of June 30, 2002 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                  Three months ended       Six months ended
                                                       June 30,                 June 30,
                                                ---------------------   -------------------------
                                                   2002        2001        2002           2001
                                                ---------   ---------   ---------   -------------
Revenues:
  Oil and gas................................   $ 172,430   $ 218,611   $ 337,969   $ 476,597
  Interest and other.........................         813      10,955       2,006      16,122
  Gain on disposition of assets, net.........       1,095       1,472       1,021       8,765
                                                 --------    --------    --------    --------
                                                  174,338     231,038     340,996     501,484
                                                 --------    --------    --------    --------
Costs and expenses:
  Oil and gas production.....................      49,717      51,974     100,735     107,776
  Depletion, depreciation and amortization...      50,945      57,396     101,333     109,557
  Exploration and abandonments...............      17,860      46,583      38,980      69,466
  General and administrative.................      10,758       8,005      22,676      18,453
  Interest...................................      24,741      34,260      51,058      69,876
  Other......................................       4,895       1,874      13,161      27,091
                                                 --------    --------    --------    --------
                                                  158,916     200,092     327,943     402,219
                                                 --------    --------    --------    --------
Income before income taxes and
  extraordinary item.........................      15,422      30,946      13,053      99,265
Income tax provision.........................      (1,437)     (2,608)     (1,027)     (3,008)
                                                 --------    --------    --------    --------
Income before extraordinary item.............      13,985      28,338      12,026      96,257
Extraordinary item - loss on early
  extinguishment of debt, net of tax.........      (2,843)        -        (2,843)        -
                                                 --------    --------    --------    --------
Net income...................................   $  11,142   $  28,338   $   9,183   $  96,257
                                                 ========    ========    ========    ========
Net income per share:
  Basic:
     Income before extraordinary item........   $     .13   $     .29   $     .11   $     .98
     Extraordinary item......................        (.03)        -          (.03)        -
                                                 --------    --------    --------    --------
       Net income............................   $     .10   $     .29   $     .08   $     .98
                                                 ========    ========    ========    ========
  Diluted:
     Income before extraordinary item........   $     .12   $     .28   $     .11   $     .97
     Extraordinary item......................        (.02)        -          (.03)        -
                                                 --------    --------    --------    --------
       Net income............................   $     .10   $     .28   $     .08   $     .97
                                                 ========    ========    ========    ========
Weighted average shares outstanding:
     Basic...................................     113,306      98,337     108,702      98,358
                                                 ========    ========    ========    ========
     Diluted.................................     115,239      99,700     110,282      99,709
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                                            Accumulated Other
                                                                                      Comprehensive Income (Loss)
                             Common                                                ----------------------------------
                             Stock              Additional                           Hedge                                Total
                             Shares     Common   Paid-in    Treasury  Accumulated   Gains &   Translation   Deferred   Stockholders'
                           Outstanding   Stock   Capital      Stock     Deficit     Losses    Adjustment  Compensation    Equity
                           -----------  ------  ----------  --------  -----------  ---------  ----------  ------------ ------------

Balance as of January 1,
 2002......................  103,936    $1,074  $2,462,272  $(48,002) $(1,323,343)  $201,046   $ (7,658)    $   -        $1,285,389

 Issuance of common stock..   11,500       115     235,889       -            -          -          -           -           236,004
 Adjustment to common
   stock issued for 2001
   partnership
   acquisitions............      (10)      -          (175)      -            -          -          -           -              (175)
 Stock options exercised...      664       -             1     9,140       (1,535)       -          -           -             7,606
 Net income................      -         -           -         -          9,183        -          -           -             9,183
 Other comprehensive
  income (loss):
   Deferred hedge gains
    and losses, net of
    tax:
     Deferred hedge
      losses...............      -         -           -         -            -      (89,091)       -           -           (89,091)
     Net gains included
      in net income........      -         -           -         -            -      (35,798)       -           -           (35,798)
  Translation adjustment...      -         -           -         -            -          -        8,742         -             8,742
  Deferred compensation:
    Compensation deferred..       19       -           456       -            -          -          -          (456)            -
    Deferred compensation
      included in net
      income...............      -         -           -         -            -          -          -            34              34
                              -------    -----   ---------    ------   ----------    -------    -------      ------       ---------
Balance as of June 30,
 2002......................   116,109   $1,189  $2,698,443  $(38,862) $(1,315,695)  $ 76,157   $  1,084     $  (422)     $1,421,894
                              =======    =====   =========   =======   ==========    =======   ========      ======       =========




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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                           Three months ended      Six months ended
                                                                June 30,               June 30,
                                                         ---------------------   ---------------------
                                                            2002        2001        2002        2001
                                                         ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income..........................................   $  11,142   $  28,338   $   9,183   $  96,257
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.........      50,945      57,396     101,333     109,557
     Exploration expenses, including dry holes........      12,182      40,985      30,848      62,832
     Deferred income taxes............................         789         138         105      (4,662)
     Gain on disposition of assets, net...............      (1,095)     (1,472)     (1,021)     (8,765)
     Interest related amortization....................        (649)      2,889      (1,641)      5,887
     Extraordinary item, net of tax...................       2,843         -         2,843         -
     Other noncash items..............................      10,540      (7,331)     23,524       3,228
  Changes in operating assets and liabilities:
     Accounts receivable..............................       2,853       1,605     (10,868)     28,054
     Inventories......................................       1,744      (2,036)      3,983        (912)
     Other current assets.............................         (70)        922         (77)     (5,032)
     Accounts payable.................................         307       6,750     (14,149)    (18,857)
     Interest payable.................................         862         194         567         914
     Other current liabilities........................      (1,829)      6,953      (4,030)     (1,436)
                                                          --------    --------    --------    --------
       Net cash provided by operating activities......      90,564     135,331     140,600     267,065
                                                          --------    --------    --------    --------
Cash flows from investing activities:
  Proceeds from disposition of assets.................       7,292       3,292      58,936      15,195
  Additions to oil and gas properties.................    (175,031)   (141,004)   (263,293)   (238,724)
  Other property additions, net.......................      (3,706)       (977)     (5,860)     (3,961)
                                                          --------    --------    --------    --------
       Net cash used in investing activities..........    (171,445)   (138,689)   (210,217)   (227,490)
                                                          --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt.....................     222,586      49,000     255,876     109,175
  Principal payments on long-term debt................    (371,036)    (25,000)   (386,326)   (124,175)
  Issuance of common stock............................     236,004         -       236,004         -
  Payment of noncurrent liabilities...................      (6,058)    (24,089)    (36,561)    (30,739)
  Exercise of long-term incentive plan stock options..       3,168       3,272       7,606       5,444
  Purchase of treasury stock..........................         -           -           -        (7,070)
  Deferred debt issuance costs........................      (3,158)        -        (3,158)        -
                                                          --------    --------    --------    --------
       Net cash provided by (used in)
         financing activities.........................      81,506       3,183      73,441     (47,365)
                                                          --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents..         625        (175)      3,824      (7,790)
Effect of exchange rate changes on cash and
  cash equivalents....................................        (654)         97      (1,430)       (142)
Cash and cash equivalents, beginning of period........      16,757      18,305      14,334      26,159
                                                          --------    --------    --------    --------

Cash and cash equivalents, end of period..............   $  16,728   $  18,227   $  16,728   $  18,227
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)





                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                        ---------------------   ---------------------
                                                           2002        2001        2002        2001
                                                        ---------   ---------   ---------   ---------

Net income...........................................   $  11,142   $  28,338   $   9,183   $  96,257
                                                         --------    --------    --------    --------
Other comprehensive income (loss):
  Deferred hedge gains and losses, net of tax:
    Transition adjustment............................         -           -           -      (197,444)
    Deferred hedge gains (losses)....................     (25,009)    141,898     (89,091)    194,964
    Net (gains) losses included in net income........      (3,956)     17,984     (35,798)     51,855
  Gains and losses on available for sale securities:
    Unrealized holding (gains) losses................         -            13         -           (45)
    Gains included in net income.....................         -        (1,067)        -        (8,109)
  Translation adjustment.............................       8,876       7,592       8,742      (1,755)
  Deferred compensation:
    Compensation deferred............................        (456)        -          (456)        -
    Deferred compensation included in net income.....          34         -            34         -
                                                         --------    --------    --------    --------
       Other comprehensive income (loss).............     (20,511)    166,420    (116,569)     39,466
                                                         --------    --------    --------    --------
Comprehensive income (loss)..........................   $  (9,369)  $ 194,758   $(107,386)  $ 135,723
                                                         ========    ========    ========    ========




         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

NOTE B.       Basis of Presentation and Use of Estimates

       Basis of presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2002 and for the three and six month periods ended June 30, 2002 and 2001 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

       Exchange rates. As of June 30, 2002, the Company used an exchange rate of
3.8 pesos to $1 to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries and exchange rates of 1.52 Canadian dollars to $1 and 1.57 Canadian dollars to $1 for the translations of the Company's Canadian subsidiary's balance sheet and statement of operations, respectively.

       New accounting pronouncement. During April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, generally accepted accounting principles ("GAAP") required gains or losses on the early extinguishment of debt be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company's income or loss from continuing operations. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. When the Company adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

NOTE C.       Derivative Financial Instruments

Hedge Derivatives

       Fair value hedges. During April 2002, the Company entered into interest rate swap contracts to hedge the fair value of $150 million of its 8-7/8 percent senior notes due in 2005. The terms of these swap contracts obligate the Company to pay the counterparties a variable annual rate equal to the six-month London Interbank Offered Rate plus 3.97 percent and obligate the counterparties to pay

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


the Company a fixed rate of 8.875 percent. The interest rate swap contracts mature on April 15, 2005. During the three and six month periods ended June 30, 2002, aggregate settlement gains associated with the Company's interest rate swaps that are designated as hedges of the fair value of the Company's 8-7/8 percent senior notes due April 15, 2005, 8-1/4 percent senior notes due August 15, 2007 and 6-1/2 percent senior notes due January 15, 2008 reduced the Company's reported interest expense by $4.0 million and $7.2 million, respectively, as compared to aggregate settlement gains of $.4 million and $.7 million during the same respective periods of 2001. During the six months ended June 30, 2002 and 2001, there were no ineffective changes in the fair values of the Company's interest rate swaps.

       During September 2001, the Company terminated interest rate swaps that were designated as hedges of the fair value of the Company's 8-7/8 percent senior notes due April 15, 2005 and 8-1/4 percent senior notes due August 15, 2007. Associated therewith, the Company recognized deferred hedge gains that have a remaining unamortized carrying value of $12.8 million as of June 30, 2002. Amortization of these deferred hedge gains reduced the Company's reported interest expense by $2.7 million and $5.6 million during the three and six month periods ended June 30, 2002, respectively.

       Cash  flow  hedges.   The Company,  from  time  to  time, uses derivative
instruments as cash flow hedges of its commodity price, interest rate and currency exchange rate risks.

       Oil price hedges. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the Company's outstanding oil hedge contracts and the associated weighted average NYMEX prices for those contracts as of June 30, 2002:

                                                                                              Yearly
                                        First        Second        Third         Fourth     Outstanding
                                       Quarter       Quarter       Quarter       Quarter      Average
                                     -----------   -----------   -----------   -----------  -------------
Daily oil production:
   2002 - Swap Contracts
     Volume (Bbl)..................                                  24,000        22,000        23,000
     Price per Bbl.................                               $   24.03     $   23.91     $   23.97
   2003 - Swap Contracts
     Volume (Bbl)..................      18,000        18,000        18,000        18,000        18,000
     Price per Bbl.................   $   24.08     $   24.08     $   24.13     $   24.13     $   24.11
   2004 - Swap Contracts
     Volume (Bbl)..................      12,000        12,000        12,000        12,000        12,000
     Price per Bbl.................   $   22.97     $   22.97     $   22.97     $   22.97     $   22.97

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges to revenue:

                                                        Three months ended    Six months ended
                                                             June 30,             June 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------

     Average price reported per Bbl.................   $  23.58   $  24.74   $  23.37   $  24.89
     Average price realized per Bbl.................   $  23.20   $  25.64   $  20.75   $  26.17
     Addition (reduction) to revenue (in millions)..   $    1.1   $   (2.8)  $   15.5   $   (8.1)

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


        Natural gas liquids price hedges. During the three and six month periods ended June 30, 2002 and 2001, the Company did not enter into any NGL hedge contracts.

       Gas price hedges. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the associated weighted average prices for those contracts as of June 30, 2002:

                                                                                           Yearly
                                        First      Second        Third        Fourth     Outstanding
                                       Quarter     Quarter      Quarter       Quarter      Average
                                      ---------   ---------   -----------   ----------   -----------
Daily gas production:
   2002 - Swap Contracts
     Volume (Mcf)..................                               140,000      140,000       140,000
     Index price per MMBtu.........                           $      4.00   $     3.98   $      3.99
   2002 - Collar Contracts
     Volume (Mcf)..................                               103,152      120,000       111,576
     Index price per MMBtu.........                           $2.84-$3.70   $2.79-$3.64  $2.81-$3.67
   2003 - Swap Contracts
     Volume (Mcf)..................     230,000     230,000       230,000      230,000       230,000
     Index price per MMBtu.........   $    3.83   $    3.83   $      3.83   $     3.83   $      3.83
   2004 - Swap Contracts
     Volume (Mcf)..................     210,000     210,000       210,000      210,000       210,000
     Index price per MMBtu.........   $    3.84   $    3.84   $      3.84   $     3.84   $      3.84
   2005 - Swap Contracts
     Volume (Mcf)..................      90,000      90,000        90,000       90,000        90,000
     Index price per MMBtu.........   $    3.74   $    3.74   $      3.74   $     3.74   $      3.74
   2006 - Swap Contracts
     Volume (Mcf)..................      20,000      20,000        20,000       20,000        20,000
     Index price per MMBtu.........   $    3.75   $    3.75   $      3.75   $     3.75   $      3.75
   2007 - Swap Contracts
     Volume (Mcf)..................      20,000      20,000        20,000       20,000        20,000
     Index price per MMBtu.........   $    3.75   $    3.75   $      3.75   $     3.75   $      3.75

       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges to revenue:

                                                       Three months ended    Six months ended
                                                             June 30,            June 30,
                                                       ------------------   ------------------
                                                         2002      2001      2002        2001
                                                       -------    -------   -------    -------

     Average price reported per Mcf.................   $  2.48    $  3.10   $  2.48    $  3.80
     Average price realized per Mcf.................   $  2.39    $  3.57   $  2.14    $  4.33
     Addition (reduction) to revenue (in millions)..   $   2.8    $ (15.5)  $  20.6    $ (33.2)

       Interest rate hedges. During the three and six months ended June 30, 2002, the Company recognized settlement losses of $157 thousand and $447 thousand, respectively, associated with interest rate swap agreements that are designated as cash flow hedges. No settlement gains or losses were recognized associated with these interest rate swap agreements during the three and six month periods ended June 30, 2001. The 2002 settlement losses increased the Company's reported interest expense. These interest rate swaps matured during the three months ended June 30, 2002. The Company recognized no ineffectiveness associated with these interest rate swaps during their terms.

       Foreign currency rate hedges. During the fourth quarter of 2001, the Company entered into forward agreements to exchange an aggregate $24.8 million U.S. dollars during 2002 for Canadian dollars at a weighted average exchange

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


rate of .6266 U.S. dollars for 1.0 Canadian dollar. These agreements are designated as hedges of the exchange rate risk associated with forecasted Canadian sales of gas under U.S. dollar denominated sales agreements. The Company recognized settlement gains of $180 thousand and $142 thousand associated with these forward agreements during the three and six month periods ended June 30, 2002, which increased the Company's reported gas sales price. The Company did not recognize any ineffectiveness associated with changes in the fair values of these derivative instruments during the six months ended June 30, 2002.

       Hedge ineffectiveness and excluded items. During the three and six month periods ended June 30, 2002, the Company recognized increases to other expense of $268 thousand and $346 thousand, respectively, related to the ineffective portions of its cash flow commodity price hedges. During the three and six month periods ended June 30, 2001, the ineffective portions of the Company's cash flow commodity hedges decreased other expense by $1.9 million and increased other expense by $11.5 million, respectively.

       Accumulated other comprehensive income - deferred hedge gains, net. During the twelve month period ending June 30, 2003, the Company expects to reclassify $1.0 million of net deferred gains associated with open cash flow hedges and $19.0 million of net deferred gains on terminated cash flow hedges from "Accumulated other comprehensive income - deferred hedge gains, net" to oil and gas revenue.

       The following table sets forth the scheduled reclassifications of deferred hedge gains and (losses) on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                    First     Second      Third     Fourth     Outstanding
                                   Quarter    Quarter    Quarter    Quarter       Total
                                   --------   --------   --------   --------   -----------
                                                     (in thousands)

      2002 gas revenue.........                          $ (8,645)  $ (8,645)    $(17,290)
      2003 gas revenue.........    $ 18,122   $ 18,167   $ 18,207   $ 18,050     $ 72,546
      2004 gas revenue.........    $ 10,826   $ 10,776   $ 10,841   $ 10,787     $ 43,230
      2005 gas revenue.........    $    301   $    305   $    307   $    307     $  1,220

Non-hedge Derivatives

       Btu swap agreements. The Company is a party to certain Btu swap agreements that mature at the end of 2004. The Btu swap agreements do not qualify for hedge accounting treatment. During the second quarter of 2001, the Company entered into offsetting Btu swap agreements that eliminated the future market risk associated with the agreements and fixed the Company's remaining obligations associated with the Btu swap agreements. The Company recognized in other revenues a $7.3 million mark-to-market gain associated with Btu swap agreements during the second quarter of 2001. The Company recognized in other expense a $6.6 million mark-to-market charge associated with Btu swap agreements during the first quarter of 2001.

NOTE D.       Acquisitions

       Acquisitions of assets. In April 2002, the Company announced that it had purchased through two transactions an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million including normal closing adjustments. The acquisition of five percent of this incremental interest in the Falcon field development was completed during March 2002. As a result of these transactions, the Company owns a 75 percent working interest and operates the Falcon field development and related exploration blocks.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE E.       Financing Activities

       Common stock offering. In April 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.0 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the acquisition of Falcon assets and associated acreage in the deepwater Gulf of Mexico and to reduce outstanding borrowings under its $575 million corporate credit facility pending the closing of the West Panhandle acquisitions that are discussed in Note J below.

       Senior notes offering.  In April 2002,  the  Company sold $150 million of
7.5 percent senior notes that will mature on April 15, 2012. The 7.5 percent senior notes were sold at a price equal to 100 percent of their principal amount and resulted in net proceeds to the Company, after payment of issuance costs, of $146.6 million. The net proceeds from this offering were used to reduce outstanding borrowings under the Company's corporate credit facility. Interest is payable to holders of the 7.5 percent senior notes on April 15 and October 15 of each year. The first interest payment will be made on October 15, 2002 and will consist of interest from the closing date of the offering through October 15, 2002.


       Early extinguishment of 9-5/8 percent senior notes. During the three months ended June 30, 2002, the Company repurchased and retired $20.0 million principal amount of its 9-5/8 percent senior notes due 2010. Associated therewith, the Company recognized an extraordinary loss of $2.8 million from the early extinguishment of debt. See Note B for a discussion of the classification of losses on the early extinguishment of debt after the planned adoption of SFAS 145 on January 1, 2003.

NOTE F.       Commitments and Contingencies

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (I) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through June 30, 2002, the Company has settled $9.8 million of the original claim amounts. As of June 30, 2002 and December 31, 2001, the Company had on deposit $24.7 million and $24.5 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company is unable at this time to predict the amount that will ultimately be refunded, but believes the escrowed amounts, plus accrued interest, will be sufficient to settle all claims.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE G.      Income Per Share Before Extraordinary Item

       Basic income per share before extraordinary item is computed by dividing income before extraordinary item by the weighted average number of common shares outstanding for the period. The computation of diluted income per share before extraordinary item reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income before extraordinary item were exercised or converted into common stock or resulted in the issuance of common stock.

       The following table is a reconciliation of the basic and diluted income per share before extraordinary item computations for the three and six month periods ended June 30, 2002 and 2001:

                                                        Three months ended      Six months ended
                                                             June 30,                June 30,
                                                      ---------------------   ---------------------
                                                         2002       2001        2002        2001
                                                      ---------   ---------   ---------   ---------
                                                          (in thousands, except per share data)

    Basic and diluted income before
       extraordinary item..........................   $  13,985   $  28,338   $  12,026   $  96,257
    Weighted average common shares outstanding:
       Basic  .....................................     113,306      98,337     108,702      98,358
       Dilutive common stock options (a)...........       1,933       1,363       1,580       1,351
                                                       --------    --------    --------    --------
       Diluted.....................................     115,239      99,700     110,282      99,709
                                                       ========    ========    ========    ========
    Income per share before extraordinary item:
       Basic  .....................................   $     .13   $     .29   $     .11   $     .98
       Diluted.....................................   $     .12   $     .28   $     .11   $     .97

---------------
(a) Common stock options to purchase 1,639,032 shares and 3,189,653 shares of common stock were outstanding but not included in the computations of diluted income per share for the three month periods ended June 30, 2002 and 2001, respectively, and common stock options to purchase 1,971,461 shares and 2,946,318 shares of common stock were outstanding but not included in the computations of diluted income per share for the six month periods ended June 30, 2002 and 2001 respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


                                              United                             Other      Headquarters   Consolidated
                                              States     Argentina    Canada    Foreign       and Other        Total
                                             ---------   ---------   --------   ---------   -------------   -----------
                                                                   (in thousands)
Three months ended June 30, 2002:
  Oil and gas revenue......................  $ 142,523   $ 15,051    $ 14,856   $    -        $    -        $  172,430
  Interest and other.......................        -          -           -          -             813             813
  Gain on disposition of assets, net.......        162         (3)      1,021        -             (85)          1,095
                                              --------    -------     -------    -------       -------       ---------
                                               142,685     15,048      15,877        -             728         174,338
                                              --------    -------     -------    -------       -------       ---------
  Production costs.........................     44,168      2,816       2,733        -             -            49,717
  Depletion, depreciation and
     amortization..........................     32,312      8,937       7,581        -           2,115          50,945
  Exploration and abandonments.............     13,973      1,648       1,540        699           -            17,860
  General and administrative...............        -          -           -          -          10,758          10,758
  Interest.................................        -          -           -          -          24,741          24,741
  Other....................................        -          -           -          -           4,895           4,895
                                              --------    -------     -------    -------       -------       ---------
                                                90,453     13,401      11,854        699        42,509         158,916
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before income taxes and
     extraordinary item....................     52,232      1,647       4,023       (699)      (41,781)         15,422
  Income tax benefit (provision)...........    (18,281)      (577)     (1,696)       245        18,872          (1,437)
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before extraordinary item..  $  33,951   $  1,070    $  2,327   $   (454)     $(22,909)     $   13,985
                                              ========    =======     =======    =======       =======       =========
Three months ended June 30, 2001:
  Oil and gas revenue......................  $ 163,779   $ 35,918    $ 18,914   $    -        $    -        $  218,611
  Interest and other.......................        -          -           -          -          10,955          10,955
  Gain on disposition of assets, net.......        146        -            38        -           1,288           1,472
                                              --------    -------     -------    -------       -------       ---------
                                               163,925     35,918      18,952        -          12,243         231,038
                                              --------    -------     -------    -------       -------       ---------
  Production costs.........................     42,412      6,062       3,500        -             -            51,974
  Depletion, depreciation and
     amortization..........................     31,985     14,242       7,798        -           3,371          57,396
  Exploration and abandonments.............     29,060      3,873         868     12,782           -            46,583
  General and administrative...............        -          -           -          -           8,005           8,005
  Interest.................................        -          -           -          -          34,260          34,260
  Other....................................        -          -           -          -           1,874           1,874
                                              --------    -------     -------    -------       -------       ---------
                                               103,457     24,177      12,166     12,782        47,510         200,092
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before income taxes........     60,468     11,741       6,786    (12,782)      (35,267)         30,946
  Income tax benefit (provision)...........    (21,164)    (4,109)     (3,027)     4,474        21,218          (2,608)
                                              --------    -------     -------    -------       -------       ---------
  Net income (loss)........................  $  39,304   $  7,632    $  3,759   $ (8,308)     $(14,049)     $   28,338
                                              ========    =======     =======    =======       =======       =========

Six months ended June 30, 2002:
  Oil and gas revenue......................  $ 273,984   $ 38,310    $ 25,675   $    -        $    -        $  337,969
  Interest and other.......................        -          -           -          -           2,006           2,006
  Gain on disposition of assets, net.......        162         (3)      1,010        -            (148)          1,021
                                              --------    -------     -------    -------       -------       ---------
                                               274,146     38,307      26,685        -           1,858         340,996
                                              --------    -------     -------    -------       -------       ---------
  Production costs.........................     89,012      6,401       5,322        -             -           100,735
  Depletion, depreciation and
     amortization..........................     63,986     19,036      14,045        -           4,266         101,333
  Exploration and abandonments.............     27,284      3,788       3,843      4,065           -            38,980
  General and administrative...............        -          -           -          -          22,676          22,676
  Interest.................................        -          -           -          -          51,058          51,058
  Other....................................        -          -           -          -          13,161          13,161
                                              --------    -------     -------    -------       -------       ---------
                                               180,282     29,225      23,210      4,065        91,161         327,943
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before income taxes
     and extraordinary item................     93,864      9,082       3,475     (4,065)      (89,303)         13,053
  Income tax benefit (provision)...........    (32,852)    (3,179)     (1,465)     1,423        35,046          (1,027)
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before extraordinary item..  $  61,012   $  5,903    $  2,010   $ (2,642)     $(54,257)     $   12,026
                                              ========    =======     =======    =======       =======       =========
Six months ended June 30, 2001:
  Oil and gas revenue......................  $ 363,200   $ 67,520    $ 45,877   $    -        $    -        $  476,597
  Interest and other.......................        -          -           -          -          16,122          16,122
  Gain on disposition of assets, net.......        216        -            38        -           8,511           8,765
                                              --------    -------     -------    -------       -------       ---------
                                               363,416     67,520      45,915        -          24,633         501,484
                                              --------    -------     -------    -------       -------       ---------
  Production costs.........................     88,680     12,617       6,479        -             -           107,776
  Depletion, depreciation and
     amortization..........................     61,213     26,377      14,480        -           7,487         109,557
  Exploration and abandonments.............     34,275     10,483       7,481     17,227           -            69,466
  General and administrative...............        -          -           -          -          18,453          18,453
  Interest.................................        -          -           -          -          69,876          69,876
  Other....................................        -          -           -          -          27,091          27,091
                                              --------    -------     -------    -------       -------       ---------
                                               184,168     49,477      28,440     17,227       122,907         402,219
                                              --------    -------     -------    -------       -------       ---------
  Income (loss) before income taxes........    179,248     18,043      17,475    (17,227)      (98,274)         99,265
  Income tax benefit (provision)...........    (62,737)    (6,315)     (7,794)     6,029        67,809          (3,008)
                                              --------    -------     -------    -------       -------       ---------
  Net income (loss)........................  $ 116,511   $ 11,728    $  9,681   $(11,198)     $(30,465)     $   96,257
                                              ========    =======     =======    =======       =======       =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                               As of June 30, 2002
                                 (in thousands)
                                   (Unaudited)


                                     ASSETS

                                                                            Non-
                                                            Pioneer      Guarantor                        The
                                               Parent         USA       Subsidiaries   Eliminations     Company
                                            -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents...............  $       10    $    13,413    $    3,305    $              $    16,728
  Other current assets....................    1,509,101    (1,308,149)      (81,672)                      119,280
                                             ----------    ----------     ---------                    ----------
       Total current assets...............    1,509,111    (1,294,736)      (78,367)                      136,008
                                             ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties....................         -        2,900,088     1,074,974                     3,975,062
     Unproved properties..................         -           30,684       163,904                       194,588
  Accumulated depletion, depreciation
   and amortization.......................         -         (876,776)     (319,396)                   (1,196,172)
                                             ----------     ---------     ---------                    ----------
                                                   -        2,053,996       919,482                     2,973,478
                                             ----------     ---------     --------                     ----------
Deferred income taxes.....................       78,711          -            1,584                        80,295
Other property and equipment, net.........         -           17,458         3,677                        21,135
Other assets, net.........................       20,879        31,931        15,082                        67,892
Investment in subsidiaries................    1,202,809        94,367          -        (1,297,176)          -
                                             ----------    ----------     ---------                    ----------
                                            $ 2,811,510   $   903,016    $  861,458                   $ 3,278,808
                                             ==========    ==========     =========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.......................  $    30,372   $   176,563    $   17,781    $              $   224,716
Long-term debt............................    1,461,794           -            -                        1,461,794
Other noncurrent liabilities..............        4,485       138,423        22,596                       165,504
Deferred income taxes.....................         -             -            4,900                         4,900
Stockholders' equity......................    1,314,859       588,030       816,181     (1,297,176)     1,421,894
Commitments and contingencies.............
                                             ----------    ----------     ---------                    ----------
                                            $ 2,811,510   $   903,016    $  861,458                   $ 3,278,808
                                             ==========    ==========     =========                    ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2001
                                 (in thousands)

                                     ASSETS

                                                                            Non-
                                                            Pioneer      Guarantor                        The
                                               Parent         USA       Subsidiaries   Eliminations     Company
                                            -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents...............  $       79    $    10,900    $    3,355    $              $    14,334
  Other current assets....................    1,540,985    (1,125,968)     (173,708)                      241,309
                                             ----------    ----------     ---------                    ----------
       Total current assets...............    1,541,064    (1,115,068)     (170,353)                      255,643
                                             ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties....................         -        2,688,962     1,002,821                     3,691,783
     Unproved properties..................         -           25,222       162,563                       187,785
  Accumulated depletion, depreciation
    and amortization......................         -         (815,323)     (279,987)                   (1,095,310)
                                             ---------     ----------     ---------                    ----------
                                                   -        1,898,861       885,397                     2,784,258
                                             ---------     ----------     ---------                    ----------
Deferred income taxes.....................       82,811            -          1,508                        84,319
Other property and equipment, net.........         -           17,881         3,679                        21,560
Other assets, net.........................       15,911        81,356        28,006                       125,273
Investment in subsidiaries................    1,060,457        87,636          -        (1,148,093)         -
                                             ----------    ----------     ---------                    ----------
                                            $ 2,700,243    $  970,666    $  748,237                   $ 3,271,053
                                             ==========     =========     =========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.......................  $    30,745    $  176,442    $   21,022    $              $   228,209
Long-term debt............................    1,577,304           -            -                        1,577,304
Other noncurrent liabilities..............       19,582       124,552        22,249                       166,383
Deferred income taxes.....................         -             -           13,768                        13,768
Stockholders' equity......................    1,072,612       669,672       691,198     (1,148,093)     1,285,389
Commitments and contingencies.............
                                             ----------     ---------     ---------                    ----------
                                            $ 2,700,243    $  970,666    $  748,237                   $ 3,271,053
                                             ==========     =========     =========                    ==========

                        PIONEER NATURAL RESOURCES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     For the Six Months Ended June 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                        Non-       Consolidated
                                                         Pioneer     Guarantor        Income                        The
                                              Parent       USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                            ---------   ---------   ------------   ------------   ------------   ---------
Revenues:
   Oil and gas...........................   $     -     $ 263,499     $ 74,470      $     -         $            $ 337,969
   Interest and other....................         -         1,077          929            -                          2,006
   Gain on disposition of assets, net....         -            54          967            -                          1,021
                                             --------    --------      -------       --------                     --------
                                                  -       264,630       76,366            -                        340,996
                                             --------    --------      -------       --------                     --------
Costs and expenses:
   Oil and gas production................         -        88,381       12,354            -                        100,735
   Depletion, depreciation and
     amortization........................         -        65,454       35,879            -                        101,333
   Exploration and abandonments..........         -        28,303       10,677            -                         38,980
   General and administrative............         602      17,868        4,206            -                         22,676
   Interest..............................      43,345       7,542          171            -                         51,058
   Equity income from subsidiaries.......     (22,501)     (3,674)         -              -          26,175            -
   Other.................................     (33,472)     34,517       12,116            -                         13,161
                                             --------    --------      -------       --------                     --------
                                              (12,026)    238,391       75,403            -                        327,943
                                             --------    --------      -------       --------                     --------
Income before income taxes...............      12,026      26,239          963            -                         13,053
Income tax provision.....................         -           -         (1,027)                                     (1,027)
                                             --------    --------      -------       --------                     --------
Income (loss) before extraordinary item..      12,026      26,239          (64)                                     12,026
Extraordinary item - loss on early
   extinguishment of debt................      (2,843)        -            -              -                         (2,843)
                                             --------    --------      -------       --------                     --------
Net income (loss)........................       9,183      26,239          (64)           -                          9,183
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Unrealized hedge losses.............        (181)    (77,579)     (11,331)           -                        (89,091)
     Net gains included in net income....         262     (30,300)      (5,760)           -                        (35,798)
     Cumulative translation adjustment...          -           -         8,742            -                          8,742
   Deferred compensation:
      Compensation deferred..............        (456)        -            -              -                           (456)
      Deferred compensation included in
        net income.......................          34         -            -              -                             34
                                             --------    --------     --------       --------                     --------
Comprehensive income (loss)..............   $   8,842   $ (81,640)   $  (8,413)     $     -                      $(107,386)
                                             ========    =========    ========       ========                     ========

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     For the Six Months Ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                        Non-       Consolidated
                                                         Pioneer     Guarantor        Income                        The
                                              Parent       USA      Subsidiaries   Tax Benefit    Eliminations    Company
                                            ---------   ---------   ------------   ------------   ------------   ---------
Revenues:
   Oil and gas...........................   $     -     $ 351,037    $125,560       $     -         $            $ 476,597
   Interest and other....................         -        12,960       3,162             -                         16,122
   Gain on disposition of assets, net....         -         8,719          46             -                          8,765
                                             --------    --------     -------        --------                     --------
                                                  -       372,716     128,768             -                        501,484
                                             --------    --------     -------        --------                     --------
Costs and expenses:
   Oil and gas production................         -        87,876      19,900             -                        107,776
   Depletion, depreciation and
     amortization........................         -        65,283      44,274             -                        109,557
   Exploration and abandonments..........         -        35,189      34,277             -                         69,466
   General and administrative............         417      12,537       5,499             -                         18,453
   Interest..............................     (15,668)     59,298      26,246             -                         69,876
   Equity (income) loss from
     subsidiaries........................     (81,018)      8,375         -               -          72,643            -
   Other.................................         -         7,203      19,888             -                         27,091
                                             --------    --------     -------        --------                     --------
                                              (96,269)    275,761     150,084             -                        402,219
                                             --------    --------     -------        --------                     --------
Income (loss) before income taxes........      96,269      96,955     (21,316)            -                         99,265
Income tax provision.....................         -          (783)     (2,212)            (13)                      (3,008)
                                             --------    --------     -------        --------                     --------
Net income (loss)........................      96,269      96,172     (23,528)            (13)                      96,257
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Transition adjustment...............         -      (172,007)    (25,437)            -                       (197,444)
     Unrealized hedge gains (losses).....         (59)    186,271       8,752             -                        194,964
     Net losses included in net income...         -        35,441      16,414             -                         51,855
   Gains and losses on available for
     sale securities:
      Unrealized holding gains and losses.        -           (45)        -               -                            (45)
      Gains included in net income........        -        (8,109)        -               -                         (8,109)
   Cumulative translation adjustment......        -           -        (1,755)            -                         (1,755)
                                             --------    --------     -------       ---------                     --------
Comprehensive income (loss)..............   $  96,210   $ 137,723    $(25,554)     $      (13)                   $ 135,723
                                             ========    ========     =======       =========                     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                        Non-
                                                                         Pioneer     Guarantor        The
                                                             Parent        USA      Subsidiaries    Company
                                                          -----------   ---------   ------------   ---------
Cash flows from operating activities:
   Net cash provided by (used in) operating activities... $ (110,071)   $ 185,900     $ 64,771     $ 140,600
                                                           ---------     --------      -------      --------

Cash flows from investing activities:
   Proceeds from disposition of assets...................       -          57,791        1,145        58,936
   Additions to oil and gas properties...................       -        (198,066)     (65,227)     (263,293)
   Other property additions, net.........................       -          (6,830)         970        (5,860)
                                                           ---------     --------      -------      --------
     Net cash used in investing activities...............       -        (147,105)     (63,112)     (210,217)
                                                           ---------     --------      -------      --------
Cash flows from financing activities:
   Borrowings under long-term debt.......................    255,876         -            -         255,876
   Principal payments on long-term debt..................   (386,326)        -            -        (386,326)
   Issuance of common stock..............................    236,004         -            -         236,004
   Payment of noncurrent liabilities.....................       -         (36,282)        (279)      (36,561)
   Exercise of long-term incentive plan stock options....      7,606         -            -           7,606
   Deferred debt issuance costs..........................     (3,158)        -            -          (3,158)
                                                           ---------     --------      -------      --------
     Net cash provided by (used in) financing activities.    110,002      (36,282)        (279)       73,441
                                                           ---------     --------      -------      --------
Net increase (decrease) in cash and cash equivalents.....        (69)       2,513        1,380         3,824
Effect of exchange rate changes on cash and
  cash equivalents.......................................       -            -          (1,430)       (1,430)
Cash and cash equivalents, beginning of period...........         79       10,900        3,355        14,334
                                                           ---------     --------      -------      --------
Cash and cash equivalents, end of period................. $       10    $  13,413     $  3,305     $  16,728
                                                           =========     ========      =======      ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                                        Non-
                                                                         Pioneer     Guarantor        The
                                                             Parent        USA      Subsidiaries    Company
                                                          -----------   ---------   ------------   ---------
Cash flows from operating activities:
   Net cash provided by operating activities............. $   16,662    $ 159,009     $ 91,394     $ 267,065
                                                           ---------     --------      -------      --------
Cash flows from investing activities:
   Proceeds from disposition of assets...................       -          14,859          336        15,195
   Additions to oil and gas properties...................       -        (146,033)     (92,691)     (238,724)
   Other property additions, net.........................       -          (3,872)         (89)       (3,961)
                                                           ---------     --------      -------      --------
     Net cash used in investing activities...............       -        (135,046)     (92,444)     (227,490)
                                                           ---------     --------      -------      --------
Cash flows from financing activities:
   Borrowings under long-term debt.......................    109,175         -             -         109,175
   Principal payments on long-term debt..................   (124,175)        -             -        (124,175)
   Payment of noncurrent liabilities.....................       -         (31,601)         862       (30,739)
   Exercise of long-term incentive plan stock options....      5,444         -             -           5,444
   Purchase of treasury stock............................     (7,070)        -             -          (7,070)
                                                           ---------     --------      -------      --------
     Net cash provided by (used in) financing activities.    (16,626)     (31,601)         862       (47,365)
                                                           ---------     --------      -------      --------
Net increase (decrease) in cash and cash equivalents.....         36       (7,638)        (188)       (7,790)
Effect of exchange rate changes on cash
  and cash equivalents...................................       -            -            (142)         (142)
Cash and cash equivalents, beginning of period...........         15       18,387        7,757        26,159
                                                           ---------     --------      -------      --------
Cash and cash equivalents, end of period................. $       51    $  10,749     $  7,427     $  18,227
                                                           =========     ========      =======      ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)


NOTE J.       Subsequent Events

       In July 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. The total purchase price for these transactions was $138 million before normal closing adjustments.

                        PIONEER NATURAL RESOURCES COMPANY

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations

       The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company"), are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, foreign currency valuation changes, foreign government tax and regulation changes, foreign operations and associated foreign political and economic instability, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves, implement its business plans or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks. These and other risks are described in the Company's 2001 Annual Report on Form 10-K that is available from the United States Securities and Exchange Commission ("SEC").

Financial and Operating Performance

       During the three and six month periods ended June 30, 2002, as compared to the same respective periods in 2001, commodity price declines and continued weakening of the Argentine peso negatively impacted the Company's financial and operating results. The Company reported net income of $11.1 million ($.10 per share) and $9.2 million (.08 per share) for the three and six month periods ended June 30, 2002, as compared to net income of $28.3 million ($.28 per diluted share) and $96.3 million ($.97 per diluted share) for the same respective periods in 2001. During the three and six month periods ended June 30, 2002, the Company recorded gains of $1.1 million and $1.0 million, respectively, from asset divestitures; a $2.8 million extraordinary loss on the early extinguishment of debt; and, noncash charges of $2.5 million and $7.9 million, respectively, for the remeasurement of Argentine peso-denominated net monetary assets. During the three months ended June 30, 2001, earnings were positively impacted by favorable commodity prices, a $9.3 million mark-to-market gain primarily related to derivatives not treated as hedges and a $1.5 million gain on the disposition of assets. During the six months ended June 30, 2001, earnings were positively impacted by favorable commodity prices, an $8.8 million gain on the disposition of assets and a $.5 million mark-to-market gain primarily related to derivatives not treated as hedges.

       The Company's net cash provided by operating activities was $90.6 million and $140.6 million during the three and six month periods ended June 30, 2002, respectively, as compared to net cash provided by operating activities of $135.3 million and $267.1 million during the three and six month periods ended June 30, 2001, respectively. The decrease in net cash provided by operating activities is primarily due to declines in commodity prices and slightly lower production volumes. During the three and six month periods ended June 30, 2002, the Company used its net cash provided by operating activities, together with proceeds from asset divestitures and a portion of the proceeds from the April 2002 sale of
11.5 million new shares of the Company's common stock (the "Stock Offering"), to fund additions to oil and gas properties.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at June 30, 2002 was $2.9 billion, consisting of total debt of $1.5 billion and stockholders' equity of $1.4 billion. Debt as a percentage of total book capitalization was 51 percent at June 30, 2002, as compared to 55 percent at December 31, 2001. The improvement of the Company's ratio of debt to total book capitalization during the six months ended June 30, 2002 is primarily due to $236.0 million of net proceeds from the Stock Offering, partially offset by an $89.1 million reduction in the fair value of the Company's cash flow hedge derivatives which are recorded in the "Accumulated other comprehensive income - deferred hedge gains, net" component of stockholders' equity.

Recent Activities

       During the second quarter of 2002, the Company announced the following transactions:


       o the purchase through two transactions of an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million including normal closing adjustments. As a result of these transactions, the Company owns a 75 percent working interest in, and operates, the Falcon field development and related exploration blocks. These acquisitions were completed in April 2002;

       o agreements to purchase the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Falcon discovery. The total purchase price for these transactions was $138 million before normal closing adjustments. These transactions were completed during July 2002;

       o the completion during April 2002 of the Stock Offering, which resulted in net proceeds to the Company of $236.0 million; and,

       o the completion during April 2002 of a public offering of $150 million of 7.5 percent senior notes that will mature on April 15, 2012 (the "Debt Offering"). The Company realized net proceeds, after payment of issuance costs, of $146.8 million from the Debt Offering.

       Through these transactions, the Company has increased its ownership in and control over certain of its core assets and significantly improved its financial flexibility and ratio of debt to total book capitalization.

Drilling Highlights

       During the first six months of 2002, the Company continued progress on its development projects at Canyon Express, Devils Tower and Falcon in the deepwater Gulf of Mexico and Sable in South Africa and successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery well in the shallow water offshore Gabon. In total, the Company's costs incurred for the first half of 2002 totaled $315.9 million and included $180.0 million for development activities, $70.2 million for exploration activities and $65.7 million for acquisitions. The majority of the Company's capital expenditures was incurred on drilling wells and fabricating infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the six months ended June 30, 2002:

                        PIONEER NATURAL RESOURCES COMPANY


                                                             Development Drilling
                               ---------------------------------------------------------------------------
                               Beginning Wells       Wells       Successful    Unsuccessful   Ending Wells
                                 in Progress         Spud           Wells          Wells       In Progress
                               ---------------   ------------   ------------   ------------   ------------
Gulf of Mexico/Gulf Coast.....         3                 6              8             -                1
Permian Basin.................        17                39             52               1              3
Mid-Continent.................         1                13             11             -                3
                                  ------            ------         ------          ------         ------
     Total Domestic...........        21                58             71               1              7
                                  ------            ------         ------          ------         ------

Argentina.....................         1               -              -               -                1
South Africa..................       -                   2              2             -              -
Canada........................         5                12             13               3              1
                                  ------            ------         ------          ------         ------
     Total Worldwide..........        27                72             86               4              9
                                  ======            ======         ======          ======         ======

                                                        Exploration/Extension Drilling
                               ---------------------------------------------------------------------------
                               Beginning Wells       Wells       Successful    Unsuccessful   Ending Wells
                                 in Progress         Spud           Wells          Wells       In Progress
                               ---------------   ------------   ------------   ------------   ------------

Gulf of Mexico/Gulf Coast....          3                 4              4               1              2
                                  ------            ------         ------          ------         ------
     Total Domestic..........          3                 4              4               1              2
                                  ------            ------         ------          ------         ------
Argentina....................          3               -              -               -                3
Canada.......................          1                12              8               3              2
Gabon........................        -                   3              2             -                1
                                  ------            ------         ------          ------         ------
     Total Worldwide.........          7                19             14               4              8
                                  ======            ======         ======          ======         ======

       Domestic. The Company incurred capital costs of $243.3 million during the first six months of 2002 on acquisition, drilling and seismic activities in the Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company incurred $227.8 million of acquisition, drilling and seismic costs primarily in the deepwater Gulf of Mexico, the Gulf of Mexico shelf, the Pawnee field in South Texas and in an exploration play in North Louisiana.

       In the deepwater Gulf of Mexico, the Company has three major development projects that remain in progress as of June 30, 2002:

       o Canyon Express - The Company incurred capital costs of $80.3 million during the first half of 2002 at the TotalFinaElf-operated Aconcagua and the Marathon-operated Camden Hills discoveries in Mississippi Canyon that are being jointly developed as part of the Canyon Express gas project. The Canyon Station platform is in place, four of six producing wells have been completed on our two blocks and the last of the pipeline is being laid. First production is anticipated near the end of September 2002 at approximately 110 MMcf of gas per day and 180 Bbls of condensate per day net to the Company's 37.5 percent working interest in Aconcagua and 33 percent working interest in Camden Hills.

       o Devils Tower - At the Dominion-operated Devils Tower development project in Mississippi Canyon, the Company incurred capital costs of $15.1 million during the first half of 2002 to finish drilling three wells that were in progress at year end and to drill two additional development wells. The Company has drilled eight wells to date which will fill all eight slots on the spar. Construction of the spar is approximately 50 percent completed. The Company anticipates first production during the second quarter of 2003. The Company plans to bring on wells sequentially with peak production expected to exceed 15,000 BOEs per day net to the Company's 25 percent working interest by the end of 2003. The Company also spud

                        PIONEER NATURAL RESOURCES COMPANY


             its Triton prospect on a block adjacent to Devils Tower during the second quarter of 2002, which was still in progress as of June 30, 2002. Subsequent to quarter end, the Company announced that this well encountered 80 feet of net pay in two intervals that are stratigraphically equivalent to Devils Tower, but are structurally separated. The Company believes that the Triton discovery is commercially viable for a three-mile subsea tieback to the spar being constructed for the Devils Tower development. In addition, Dominion and the Company were the high bidder on another adjacent Mississippi Canyon block at the most recent lease sale where the Company has identified its Goldfinger prospect that, if successful, could also be brought on production via a subsea tieback to Devils Tower.

       o Falcon - As previously discussed, the Company now has a 75 percent working interest in the Falcon project and 24 surrounding exploration blocks and became the operator of these projects in April 2002. The Company incurred capital costs of $15.3 million, in addition to the $61.1 million of acquisition costs discussed above, on the Falcon project during the first half of 2002. Two development wells are planned for Falcon during 2002 that will be subsea tiebacks flowing to a production platform owned and operated by El Paso Energy Partners, L.P. 10 miles away on the shelf. The flowlines and umbilicals are being fabricated as well as the production platform and related facilities. All work is on schedule with initial production anticipated during the second quarter of 2003 at expected rates of 130 MMcf of gas per day and 350 Bbls of condensate per day net to the Company's 75 percent working interest.

       In addition to the development projects described above in the deepwater Gulf of Mexico, the Company drilled two appraisal sidetrack wells on the Marathon-operated Ozona Deep discovery during the second quarter of 2002, where the Company holds a 32 percent working interest. The first appraisal sidetrack was drilled approximately 2,000 feet east of the initial discovery well and encountered salt at the expected reservoir location. This well was abandoned and charged to expense. The second appraisal sidetrack, drilled approximately 1,000 feet southeast of the original discovery, was successful and found over 200 feet of net pay in three intervals. The Company is currently evaluating these results and considering options for development of the field. In the deepwater Gulf of Mexico, the Company also has plans to drill three prospects near its Falcon project during the remainder of 2002 and early 2003.

       On the Gulf of Mexico shelf, the Company is a participant in three significant development projects:

       o Stirrup - The Spinnaker-operated Stirrup project in Mustang Island began production in early April 2002 at initial rates of 2.3 MMcf of gas and 12 Bbls of condensate per day net to the Company's 25 percent working interest. Three wells have been drilled with one being completed and put on production. Production on the initial well has declined substantially faster than originally anticipated. Spinnaker and the Company are currently evaluating the initial well's performance. The Stirrup #2 well has been suspended pending further results from the Stirrup #1 well. Recent completion attempts at the Stirrup #3 well have proven unsuccessful after lengthy mechanical delays between well stimulation and flow-back. The Company, together with other partners in the Stirrup project, is continuing to evaluate the Stirrup #3 well. If it is determined that further attempts at completion are unwarranted and that the well should be plugged and abandoned, the Company will record an associated dry hole charge of approximately $5 million during the third quarter of 2002. The Company has a 25 percent working interest in this project.

       o Oneida - The Aviara-operated Oneida project in East Cameron has an estimated initial production date of August 2002 and is being developed with a tripod platform. Initial production rates from this prospect are anticipated to be 1.1 MMcf of gas and 10 Bbls of condensate per day net to the Company's 13.7 percent working interest. Once production begins, well performance will be evaluated and the Company will determine if a second well will be drilled in 2003.

                        PIONEER NATURAL RESOURCES COMPANY


       o Cyrus - The ChevronTexaco-operated Cyrus project in High Island is on schedule to begin production during August 2002. The Company anticipates initial production from this project to approximate 2.3 MMcf of gas and 340 Bbls of condensate per day net to the Company's
             5.7 percent working interest.

       Other activities on the Gulf of Mexico shelf during 2002 will be concentrated on evaluating the developed properties in the Company's inventory to determine if there are any untapped zones in existing wellbores. In addition, the Company is seeking partners in a twelve prospect drilling program over the next 18 months that could begin late in the third quarter of 2002. No assurances can be given that the Company will secure partners for this drilling program or that the program will proceed as planned.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where three wells were successfully drilled during the first half of 2002 with one additional well in progress as of June 30, 2002. In addition, the Company drilled its first exploration well in its recently acquired acreage in North Louisiana. Post-drilling evaluations are underway with results expected during the third quarter of 2002.

       Permian Basin area. In the Permian Basin area, the Company incurred $7.6 million of capital costs during the first six months of 2002 primarily on development drilling in the Spraberry oil trend. The Company plans to drill 50 wells during the remainder of 2002.

       Mid-Continent area. In the Mid-Continent area, the Company incurred $7.9 million of capital costs during the first six months of 2002. As previously discussed, subsequent to quarter end, the Company closed the acquisition to purchase the remaining West Panhandle assets that it did not already own. The acquisition will greatly enhance the economics of future drilling, offer the Company greater flexibility and provide operational efficiencies in the field. The acquisition, along with the recent increase in gas prices and the favorable long-term outlook for gas prices in the United States, has caused the Company to increase its drilling program to 40 wells this year.

       Argentina. In Argentina, the Company incurred $12.9 million of acquisition, drilling and seismic costs during the first six months of 2002. The majority of costs was associated with the construction of the Company's Loma Negra gas plant and on seismic activities that were in progress at December 31, 2001. Other significant capital projects during the first half of 2002 were suspended due to the economic instability in Argentina. However, subsequent to quarter end, the Company resumed oil drilling activities in Argentina as a result of improved oil prices, reductions in drilling costs and lease operating expenses and the improving economic stability within the oil industry (see "Argentina Update", below).

       Canada. In Canada, the Company incurred $24.2 million of acquisition, drilling and seismic costs during the first six months of 2002, primarily in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible for drilling during the winter months. The Company completed 21 wells in Canada during the 2002 winter drilling season. Capital dollars for the remainder of the year will be spent primarily in preparation for next winter's drilling campaign.

       Africa. In Africa, the Company incurred $35.5 million of acquisition, drilling and seismic costs during the first six months of 2002 in South Africa, Gabon and Tunisia.

       South Africa. In South Africa, the Company incurred $15.8 million of capital costs on the development of its Sable field that is expected to begin production during December 2002 or January 2003. Development drilling is continuing, floating production facility upgrades are in progress and subsea trees have been manufactured. Production for the first year is expected to average approximately 12,000 Bbls of oil per day net to the Company's 40 percent working interest. The Company is also evaluating its recently acquired seismic data and anticipates spudding two exploration wells during the fourth quarter of 2002 and first quarter of 2003.

                        PIONEER NATURAL RESOURCES COMPANY


       Gabon. In Gabon, the Company incurred $15.0 million of capital costs drilling three appraisal wells that successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery. The Company plans to take the information obtained from the four wells drilled to date and complete plans for potential initial development by year end. The Company also plans to spend the remaining portion of 2002 processing and interpreting seismic data on other areas of the oil rim in preparation for drilling additional extension wells in 2003.

       Tunisia. In Tunisia, the Company incurred $4.7 million of capital costs during the first six months of 2002 on shooting 3-D seismic data on its blocks located in Tunisia, as well as acquiring a 40% non-operated interest in a fourth permit in Tunisia. Plans for the remainder of 2002 include analyzing the seismic data acquired and drilling two to three wells targeting the Silurian and TAGI sand prospects.

Argentina Update

       The Company continues to monitor the political and economic environment in Argentina. During 2002, the Argentine government has continued to implement reforms that are intended to stabilize the economy, including the imposition of a 20 percent tax on oil exports effective March 1, 2002. The Company's oil and gas revenues will be reduced as a result of the Argentine peso devaluation and recent export tax; however, the reduction will be mitigated by decreases in the costs of Argentine operations and administration as a result of the peso devaluation. During the second quarter of 2002, the Company had 5.5 million of peso deposits frozen in accounts at the Company's then local Argentine bank when the Central Bank of Argentina suspended the bank's operations. Subsequent to June 30, 2002, the Company exchanged the peso deposits into 10-year U.S. dollar denominated Argentine bonds at an exchange rate of 1.4 pesos to $1.

       The continuing devaluation of the Argentine peso resulted in noncash charges to other expense of $2.5 million and $7.9 million during the three and six month periods ended June 30, 2002. These charges reflect the remeasurement of the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries, based on an exchange rate of 3.8 pesos to $1 as of June 30, 2002 and 3.0 pesos to $1 as of March 31, 2002. Once the exchange rate of Argentine pesos to U.S. dollars stabilizes, the effect of future remeasurement assessments should be minimal.

New Accounting Pronouncement

       During April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, generally accepted accounting principles ("GAAP") required gains or losses on the early extinguishment of debt be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, below the determination of income or loss from continuing operations. SFAS 145 changes GAAP to require, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt be classified as components of a company's income or loss from continuing operations. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. When the Company adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $172.4 million and $338.0 million for the three and six month periods ended June
30, 2002, respectively, compared to $218.6 million and $476.6 million for the same respective periods in 2001. The decline in revenues is attributable to declines in commodity prices and slightly lower production volumes.

                        PIONEER NATURAL RESOURCES COMPANY



       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three and six month periods ended June 30, 2002 and 2001:

                                                 Three months ended           Six months ended
                                                      June 30,                     June 30,
                                               -----------------------     -----------------------
                                                  2002         2001           2002        2001
                                               ---------     ---------     ----------    ---------
     Production:
        Oil (MBbls).........................       2,806         3,138          5,915        6,300
        NGLs (MBbls)........................       1,981         1,961          3,920        3,799
        Gas (MMcf)..........................      31,166        33,316         60,662       63,258
        Total (MBOE)........................       9,983        10,651         19,946       20,462
     Average daily production:
        Oil (Bbls)..........................      30,840        34,482         32,680       34,809
        NGLs (Bbls).........................      21,776        21,546         21,658       20,989
        Gas (Mcf)...........................     342,478       366,116        335,148      349,493
        Total (BOE).........................     109,696       117,047        110,196      114,047
     Average reported prices:
        Oil (per Bbl):
          United States.....................   $   24.54     $   24.39      $   24.40    $   24.82
          Argentina.........................   $   19.74     $   25.68      $   20.28    $   25.14
          Canada............................   $   20.08     $   23.88      $   18.94    $   23.85
          Worldwide.........................   $   23.58     $   24.74      $   23.37    $   24.89
        NGLs (per Bbl):
          United States.....................   $   14.20     $   18.78      $   12.47    $   20.59
          Argentina.........................   $   17.64     $   22.60      $   13.32    $   24.70
          Canada............................   $   20.37     $   27.34      $   16.47    $   25.86
          Worldwide.........................   $   14.58     $   19.29      $   12.68    $   20.94
        Gas (per Mcf):
          United States.....................   $    3.23     $    3.93      $    3.14    $    4.75
          Argentina.........................   $     .44     $    1.34      $     .54    $    1.30
          Canada............................   $    2.64     $    3.03      $    2.47    $    4.29
          Worldwide.........................   $    2.48     $    3.10      $    2.48    $    3.80

       On a BOE basis, the Company's worldwide average daily production declined by six percent and three percent during the three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. Per BOE average daily production during the first half of 2002, as compared to that of the first half of 2001, increased by one percent in the United States, while production in Argentina and Canada decreased by 17 percent and five percent, respectively. Production volumes in Argentina declined primarily due to reduced gas demand and the Company's curtailment of drilling activities during the first half of 2002, as the Company monitored developing political and economic reforms. During the third quarter of 2002, the Company resumed oil drilling activities in Argentina (see "Drilling Highlights" above). The Canada volume decrease is attributable to the sale of the Rycroft/Spirit River field in December 2001.

       Third quarter 2002 production volumes are expected to average 112 to 118 BOE per day. Gas production is expected to rise as a result of increased demand in Argentina during their winter season and the purchase of additional interest in the West Panhandle field on July 1, 2002 (see "Recent Activities" above).

       Comparing the second quarter of 2002 to the same period in 2001, the Company's average worldwide oil price decreased five percent; the Company's average worldwide NGL price decreased 24 percent; and the Company's average worldwide gas price decreased 20 percent. Comparing the first six months of 2002 to the same period in 2001, the Company's average worldwide oil price decreased by six percent; the Company's average worldwide NGL price decreased by 39 percent; and the Company's average worldwide gas price decreased by 35 percent.

                        PIONEER NATURAL RESOURCES COMPANY



       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swaps and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three and six month periods ended June 30, 2002, the Company's commodity price hedges increased oil and gas revenues by $3.9 million and $36.1 million, respectively, as compared to $18.3 million and $41.3 million of commodity price hedge losses during the same respective periods of 2001. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and six month periods ended June 30, 2002 and 2001.

       During July 2002, the Company entered into additional oil price swap contracts to hedge 7,734 Bbls per day of 2003 oil production at an average per Bbl fixed price of $25.07.

       Interest and other revenues. Interest and other revenues during the three and six month periods ended June 30, 2002 totaled $.8 million and $2.0 million, respectively, as compared to $11.0 million and $16.1 million during the same respective periods of 2001. Other revenue of $7.3 million, representing an increase in the fair value of non-hedge derivative instruments, is the largest component of the Company's interest and other revenues during the three and six month periods ended June 30, 2001.

       Gain (loss) on disposition of assets. During the three and six months ended June 30, 2002, the Company recorded $1.1 million and $1.0 million, respectively, of net gains on the disposition of assets, as compared to gains of $1.5 million and $8.8 million, respectively, during the same period in 2001. The gains recognized during the first half of 2001 are primarily comprised of an $8.1 million gain from the sale of shares of a non-affiliated entity's common stock.

       Production costs. During the three and six month periods ended June 30, 2002, total production costs per BOE averaged $4.98 and $5.05, respectively, representing an increase of $.10 per BOE (two percent), as compared to production costs per BOE during the first quarter of 2001, and a decrease of $.14 per BOE (three percent) as compared to production costs per BOE during the first half of 2001. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes. The increase in production costs per BOE during the three months ended June 30, 2002, as compared to the second quarter of 2001, is reflective of increases in lease operating expenses, ad valorem taxes and workover costs, partially offset by decreases in production taxes and field fuel expenses. The decrease in production costs per BOE during the six months ended June 30, 2002, as compared to the first half of 2001, is reflective of decreases in production taxes and field fuel expenses partially offset by increases in lease operating expenses, ad valorem taxes and workover costs. Lease operating expenses, on a per BOE basis, have increased during 2002 primarily due to decreases in the third party gas processing and treating income component of lease operating expenses, which are directly related to gas prices.

                                               Three months ended        Six months ended
                                                     June 30,               June 30,
                                              -------------------      -------------------
                                                2002        2001         2002       2001
                                              -------     -------      -------    --------
                                                              (per BOE)

     Lease operating expense...............   $  2.87     $  2.58      $  3.08    $  2.47
     Taxes:
        Production.........................       .63         .76          .56        .92
        Ad valorem.........................       .55         .48          .55        .44
     Field fuel expenses...................       .65         .90          .57       1.21
     Workover costs........................       .28         .16          .29        .18
                                               ------      ------       ------     ------
           Total production costs..........   $  4.98     $  4.88      $  5.05    $  5.22
                                               ======      ======       ======     ======

                        PIONEER NATURAL RESOURCES COMPANY



       Based on market-quoted commodity prices in late July 2002, the Company expects third quarter 2002 production costs to average $4.90 to $5.10 per BOE.

       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $5.10 and $5.08 during the three and six month periods ended June 30, 2002, respectively, as compared to $5.39 and $5.31 during the three and six month periods ended June 30, 2001. Depletion expense per BOE, the largest component of depletion, depreciation and amortization, was $4.89 and $4.87 per BOE during the three and six month periods ended June 30, 2002, respectively, as compared to $5.07 and $4.94 per BOE during the same periods in 2001.

       The Company expects third quarter 2002 depletion, depreciation and amortization expense to average $5.00 to $5.20 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs were $17.9 million and $39.0 million during the three and six month periods ended June 30, 2002, respectively, as compared to $46.6 million and $69.5 million during the same respective periods in 2001. During the six months ended June 30, 2002, the Company's exploratory dry holes in the United States are primarily comprised of the Turnberry exploratory well that was drilled in the Gulf of Mexico and was determined to be noncommercial and the first Ozona Deep appraisal sidetrack which was unsuccessful during the second quarter of 2002.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense by country for the three and six month periods ended June 30, 2002 and 2001:

                                               United                            Other
                                               States   Argentina    Canada     Foreign       Total
                                              -------   ---------   --------   ----------   ----------
                                                                 (in thousands)
   Three months ended June 30, 2002:
     Geological and geophysical costs......   $ 6,002    $ 1,645    $  1,364      $   521    $  9,532
     Exploratory dry holes.................     6,844        -            31          178       7,053
     Leasehold abandonments and other......     1,127          3         145          -         1,275
                                               ------     ------     -------       ------     -------

                                              $13,973    $ 1,648    $  1,540      $   699    $ 17,860
                                               ======     ======     =======       ======     =======
   Three months ended June 30, 2001:
     Geological and geophysical costs......   $ 9,777    $   802    $    272      $ 5,163    $ 16,014
     Exploratory dry holes.................    18,121      1,550         401        7,619      27,691
     Leasehold abandonments and other......     1,162      1,521         195          -         2,878
                                               ------     ------     -------       ------     -------

                                              $29,060    $ 3,873    $    868      $12,782    $ 46,583
                                               ======     ======     =======       ======     =======
   Six months ended June 30, 2002:
     Geological and geophysical costs......   $10,302    $ 3,215    $  2,367      $ 3,853    $ 19,737
     Exploratory dry holes.................    14,684        399       1,190          204      16,477
     Leasehold abandonments and other......     2,298        174         286            8       2,766
                                               ------     ------     -------       ------     -------

                                              $27,284    $ 3,788    $  3,843      $ 4,065    $ 38,980
                                               ======     ======     =======       ======     =======
   Six months ended June 30, 2001:
     Geological and geophysical costs......   $13,801    $ 1,456    $    499      $ 8,778    $ 24,534
     Exploratory dry holes.................    18,279      2,132       5,355        8,441      34,207
     Leasehold abandonments and other......     2,195      6,895       1,627            8      10,725
                                               ------     ------     -------       ------     -------

                                              $34,275    $10,483    $  7,481      $17,227    $ 69,466
                                               ======     ======     =======       ======     =======

                        PIONEER NATURAL RESOURCES COMPANY


       The Company expects third quarter 2002 exploration and abandonment expense to be $15 million to $30 million, dependent largely on exploratory drilling results.

       General and administrative expenses. General and administrative expenses for the three and six month periods ended June 30, 2002 were $10.8 million and $22.7 million, respectively, as compared to $8.0 million and $18.5 million during the same respective periods in 2001. The $2.8 million and $4.2 million increases in general and administrative expenses during the respective three and six month periods ended June 30, 2002, as compared to the same periods in 2001, are principally due to the elimination of operating overhead being charged by the Company to the 42 unconsolidated affiliated partnerships that were merged into Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company, in December 2001.

       The Company expects third quarter 2002 general and administrative expense to be approximately $11 million.

       Interest expense. Interest expense for the three and six months ended June 30, 2002 was $24.7 million and $51.1 million, respectively, as compared to $34.3 million and $69.9 million, respectively, for the same periods in 2001. The $9.6 million decrease in interest expense during the three months ended June 30, 2002, as compared to the same period in 2001, is primarily due to a $6.1 million increase in interest savings from the Company's interest rate hedging program, reductions in underlying market interest rates, the retirement of the Company's 10-5/8% and 11-5/8% senior notes during the third quarter of 2001, the repurchase of $58.7 million of the Company's 9-5/8% senior notes during the fourth quarter of 2001 and the first half of 2002, a $1.4 million increase in interest capitalized and the repayment of indebtedness during the quarter ended June 30, 2002 with a portion of the net proceeds from the Stock Offering, pending the completion of the West Panhandle gas field acquisitions discussed in "Recent Activities" above. The $18.8 million decrease in interest expense during the six months ended June 30, 2002, as compared to the same period in 2001, is primarily the result of an $11.6 million increase in interest savings from the Company's interest rate hedging program, reductions in underlying market interest rates, the retirement of the Company's 10-5/8% and 11-5/8% senior notes during the third quarter of 2001, the repurchase of $58.7 million of the Company's 9-5/8% senior notes during the fourth quarter of 2001 and the first half of 2002, a $2.3 million increase in interest capitalized and the temporary repayment of indebtedness with a portion of the net proceeds from the Stock Offering.

       The Company expects third quarter 2002 interest expense to be $22 million to $24 million.

       Other expenses. Other expense for the three and six month periods ended June 30, 2002 was $4.9 million and $13.2 million, respectively, compared to $1.9 million and $27.1 million for the same periods in 2001. Significant elements of the $3.0 million increase in other expense during the three months ended June 30, 2002, as compared to the same period in 2001, include $2.5 million of 2002 charges associated with the remeasurement of Argentine net monetary assets and a $2.0 million relative increase in charges associated with ineffective and excluded components of changes in the fair value of hedge derivatives, partially offset by a $3.6 million decrease in gas marketing losses. Significant elements of the $13.9 million decrease in other expense during the six months ended June 30, 2002, as compared to the same period in 2001, include an $11.2 million decrease in charges associated with ineffective and excluded components of changes in the fair value of hedge derivatives, a $6.6 million decrease in mark-to-market charges associated with non- hedge derivatives and a $5.7 million decrease in gas marketing losses, partially offset by $7.9 million of 2002 charges associated with the remeasurement of Argentine net monetary assets. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the Company's derivative instruments and "Argentina Update", above, for information regarding political and economic developments in Argentina.

       Income tax provision (benefit). During the three and six month periods ended June 30, 2002 and 2001, the Company recognized income tax provisions of $1.4 million and $1.0 million, respectively, compared to income tax provisions of $2.6 million and $3.0 million for the three and six month periods ended June 30, 2001, respectively. Due to uncertainties regarding the Company's utilization of net operating loss carryforwards and other credit carryforwards, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves are reduced when the Company's financial results establish that it is more likely than not that deferred tax assets previously reserved will be used prior to their expiration.

                        PIONEER NATURAL RESOURCES COMPANY


       During the third quarter of 2002, the Company estimates that its income tax provision will be approximately $1 million to $2 million as the Company benefits from its net operating loss carryforwards in the United States and Canada.

       Extraordinary item - loss on early extinguishment of debt, net of tax. During the three months ended June 30, 2002, the Company repurchased $20.0 million of its 9-5/8% senior notes due 2010. In connection therewith, the Company recognized a $2.8 million loss which is classified as an extraordinary item in the Company's consolidated statements of operations for the three and six month periods ended June 30, 2002. During the third quarter of 2002, the Company has continued to repurchase portions of its outstanding 9-5/8% senior notes and, to the extent that market conditions indicate that it is beneficial for the Company to do so, may continue to repurchase portions of its outstanding indebtedness in future periods. Additionally, during July 2002, the Company settled a capital cost obligation in connection with the acquisition of West Panhandle field assets (see Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Recent Activities", above, for information regarding the West Panhandle field acquisitions). Associated with the settlement of the capital cost obligation, the Company will recognize a third quarter extraordinary loss, net of associated taxes, of approximately $14 million to $17 million. Extraordinary losses during the third quarter of 2002 associated with the continued repurchase of 9-5/8% senior notes are expected to be in excess of $2 million. See "New Accounting Pronouncement", above, for information regarding the future classification of gains and losses from the early extinguishment of debt.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

       Oil and gas properties. The Company's capital expenditures for oil and gas producing activities during the three and six month periods ended June 30, 2002 totaled $175.0 million and $263.3 million, respectively. The Company's second quarter 2002 capital expenditures were funded by $90.6 million of net cash provided by operating activities, $7.3 million of proceeds from the disposition of assets and a portion of the net proceeds from the Stock Offering. The Company's capital expenditures during the six months ended June 30, 2002 were funded by $140.6 million of net cash provided by operating activities, $58.9 million of proceeds from the disposition of assets and a portion of the net proceeds from the Stock Offering. The Company's second quarter 2001 capital expenditures were internally funded by net cash provided by operating activities.

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity hedges and other contracts. During the six months ended June 30, 2002, the Company decreased its long-term debt by $115.5 million, reduced its obligations under the Btu swap agreements by $3.0 million and settled terminated commodity hedge obligations for $25.3 million. Contractual obligations for which the ultimate settlement amounts are not fixed and determinable include derivative contracts that are sensitive to future changes in commodity prices, currency exchange rates and interest rates. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the six months ended June 30, 2002.

       Working capital. Funding for the Company's working capital obligations is provided by internally-generated cash flow. Funding for the repayment of principal and interest on outstanding debt and the Company's capital expenditure program may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non- strategic assets or alternative financing sources as discussed in "Capital resources" below.

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 2002.

                        PIONEER NATURAL RESOURCES COMPANY


       Operating activities. Net cash provided by operating activities was $90.6 million and $140.6 million during the three and six months ended June 30, 2002, respectively, as compared to net cash provided by operating activities of $135.3 million and $267.1 million for the same periods in 2001. The decrease in net cash provided by operating activities during the three and six months ended June 30, 2002, as compared to the same period in 2001, is primarily due declines in commodity prices and slightly lower production volumes.

       Financing activities. During the three and six months ended June 30, 2002, the Company received $81.5 million and $73.4 million, respectively, of net cash from financing activities. During April 2002, the Company completed the Stock Offering and Debt Offering for aggregate net proceeds of $382.8 million. The net proceeds were utilized to fund the acquisition of the Falcon assets and associated acreage in the deepwater Gulf of Mexico and to reduce outstanding borrowings under the Company's $575 million corporate credit facility pending the July 2002 closing of the West Panhandle transactions.

       During April 2002, the Company entered into interest rate swap contracts to hedge the fair value of $150 million of its 8-7/8 percent senior notes due in 2005. The terms of these swap contracts obligate the Company to pay the counterparties a variable annual rate equal to the six-month London Interbank Offered Rate plus 3.97 percent and obligate the counterparties to pay the Company a fixed rate of 8.875 percent. The interest rate swap contracts mature on April 15, 2005.

       During the three months ended June 30, 2002, the Company repurchased $20.0 million principal amount of its 9-5/8% senior notes due 2010. See "Results of Operations" for additional information regarding the early extinguishment of debt.

       Outstanding borrowings under the corporate credit facility totaled $36.0 million as of June 30, 2002. The weighted average interest rate on the Company's indebtedness for the three and six months ended June 30, 2002 was 6.0 percent and 6.1 percent, respectively, as compared to 8.2 percent and 8.6 percent for the same respective periods in 2001, taking into account the effect of lower market interest rates and the Company's interest rate swaps.

       As the Company pursues its strategy, it may utilize various financing sources, including fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors. Although there are no definitive current plans to issue securities of the types described above, the Company filed a new $1 billion shelf registration with the SEC during May 2002 to increase the Company's ability to react to future financing opportunities in a timely manner.

       Sales of assets. During the three and six months ended June 30, 2002, proceeds from asset dispositions totaled $7.3 million and $58.9 million, respectively, as compared to $3.3 million and $15.2 million for the same periods in 2001. The Company's assets divested during 2002 were primarily comprised of hedge derivatives. During the three and six month periods ended June 30, 2001, the sale of 80,715 shares and 613,215 shares of common stock of a non-affiliated entity for $1.7 million and $12.7 million, respectively, was the primary source of the Company's proceeds from asset dispositions.

       Book capitalization and liquidity. Total debt was $1.5 billion as of June 30, 2002, as compared to total debt of $1.6 billion on December 31, 2001. The Company's total book capitalization at June 30, 2002 was $2.9 billion, consisting of total debt of $1.5 billion and stockholders' equity of $1.4 billion. Consequently, the Company's debt to total capitalization decreased to 51 percent at June 30, 2002 from 55 percent at December 31, 2001. The Company's ratio of current assets to current liabilities was .61 at June 30, 2002 and 1.12 at December 31, 2001. The decline in the ratio of current assets to current liabilities was primarily due to declines in the fair values of hedge derivatives. Including $27.9 million of undrawn and outstanding letters of credit, the Company has $511.1 million of unused borrowing capacity available under its corporate credit facility as of June 30, 2002.

                        PIONEER NATURAL RESOURCES COMPANY


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

       The following quantitative and qualitative disclosures about market risk are supplementary to and should be read in conjunction with the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

       The following table reconciles the changes that occurred in the fair values of the Company's derivative contracts during the first six months of 2002:

                                                     Derivative Contract Assets (Liabilities)
                                                 ------------------------------------------------
                                                                          Foreign
                                                              Interest    Exchange
                                                 Commodity      Rate        Rate        Total
                                                 ---------    --------    --------    ---------
                                                                  (in thousands)

    Fair value of contracts outstanding
       as of December 31, 2001...............    $ 180,554    $(19,637)    $   61     $ 160,978
    Changes in contract fair value...........      (93,078)     25,059        499       (67,520)
    Contract realizations:
        Maturities...........................      (54,779)     (6,735)      (142)      (61,656)
        Termination - cash settlements.......      (57,417)        -          -         (57,417)
                                                  --------     -------      -----      --------
    Fair value of contracts outstanding
       as of June 30, 2002...................    $ (24,720)   $ (1,313)    $  418     $ (25,615)
                                                  ========     =======      =====      ========

       A material change in the Company's portfolio of financial instruments has occurred since December 31, 2001. The following disclosure reflects information about financial instruments that the Company was a party to as of June 30, 2002. The Company may recognize future gains or losses on its portfolio of financial instruments from changes in commodity prices, interest rates or foreign exchange rates.

       Interest rate sensitivity. During the three months ended June 30, 2002, the Company sold $150 million of 7-1/2% senior notes due 2012, significantly reduced its outstanding borrowings under the Company's corporate credit facility and entered into new hedges of the fair value of 8-7/8% senior notes due 2005. The following table provides information, in U. S. dollar equivalent amounts, about derivative financial instruments and other financial instruments that the Company was a party to as of June 30, 2002 and which are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt as of June 30, 2002. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to eurodollar synthetic forward rates.

       The accompanying table also provides information about interest rate swap agreements to which the Company is a party. The interest rate swap agreements as of June 30, 2002 hedge (i) the fair value of the Company's 8-7/8 percent senior notes due April 15, 2005; (ii) the fair value of the Company's 8-1/4 percent senior notes due August 15, 2007; and (iii) the fair value of the Company's 6-1/2 percent senior notes due January 15, 2008.

                        PIONEER NATURAL RESOURCES COMPANY


                            Interest Rate Sensitivity
         Derivative And Other Financial Instruments as of June 30, 2002


                                                                                                                           Asset
                                                                                                                         (Liability)
                                     2002        2003        2004       2005       2006      Thereafter      Total       Fair Value
                                  ---------   ---------   ---------   --------   ---------   -----------   ----------   -----------
                                                                  (in thousands except interest rates)
Total Debt:
  U.S. dollar denominated
   maturities:
     Fixed rate debt............  $    -      $    -      $    -      $160,413    $    -      $1,265,381   $1,425,794   $(1,396,402)
     Weighted average
       interest rate............      7.98%       7.98%       7.98%       7.31%       7.04%         7.04%
     Variable rate debt.........  $    -      $    -      $    -      $ 36,000    $    -      $      -     $   36,000   $  (36,000)
     Average interest rates.....      2.77%       4.25%       6.45%       7.49%

Interest Rate Hedge
  Derivatives (1):
  8-7/8% senior notes hedge:
     Notional debt amount.......  $150,000    $150,000    $150,000    $150,000    $    -      $      -     $  150,000   $    1,654
     Fixed rate receivable......     8.875%      8.875%      8.875%      8.875%
     Variable rate payable......      5.86%       6.87%       8.37%       9.08%
  8-1/4% senior notes hedge:
     Notional debt amount.......  $150,000    $150,000    $150,000    $150,000    $150,000    $  150,000   $  150,000   $    1,518
     Fixed rate receivable......      8.25%       8.25%       8.25%       8.25%       8.25%         8.25%
     Variable rate payable......      5.26%       6.27%       7.77%       8.48%       8.77%         9.01%
  6-1/2% senior notes hedge:
     Notional debt amount.......  $350,000    $350,000    $350,000    $350,000    $350,000    $  350,000   $  350,000   $   (4,485)
     Fixed rate receivable......      6.50%       6.50%       6.50%       6.50%       6.50%         6.50%
     Variable rate payable......      3.91%       4.92%       6.42%       7.13%       7.42%         7.66%

---------------

(1) The Company's 8-7/8% senior notes hedge matures April 15, 2005; the 8-1/4% senior notes hedge matures August 15, 2007; and the 6-1/2% senior notes hedge matures January 15, 2008.

     Commodity price sensitivity. During the first six months of 2002, the Company entered into additional oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of June 30, 2002.

     See Note C of Notes to Consolidated Financial  Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas commodity prices.

                        PIONEER NATURAL RESOURCES COMPANY


                        Pioneer Natural Resources Company
                              Oil Price Sensitivity
              Derivative Financial Instruments as of June 30, 2002

                                                                                      Fair Value
                                                     2002       2003        2004     (Liability)
                                                   -------   ---------   ---------   -----------
                                                      (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts (2)..........................     23,000      18,000      12,000    $ (13,137)
      Weighted average per Bbl fixed price.....    $ 23.97   $   24.11   $   22.97
   Average forward NYMEX oil
     prices per Bbl (3)........................    $ 26.38   $   24.71   $   23.33

---------------

(1)  See Note C of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) During July 2002, the Company entered into additional oil price swap contracts to hedge 7,734 Bbls per day of 2003 oil production at an average per Bbl fixed price of $25.07. These contracts are not included in the table above.
(3) The average forward NYMEX oil prices are based on July 22, 2002 market quotes.

                        Pioneer Natural Resources Company
                              Gas Price Sensitivity
              Derivative Financial Instruments as of June 30, 2002

                                                                                           2006
                                                                                            &      Fair Value
                                               2002       2003        2004       2005      2007     (Liability)
                                             --------   --------   --------   --------   --------   ----------
                                                           (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts..........................   140,000    230,000    210,000     90,000     20,000    $  (8,979)
    Weighted average per MMBtu fixed
      price................................  $   3.99   $   3.83   $   3.84   $   3.74       3.75
   Collar contracts........................   111,576                                                $  (2,604)
    Weighted average short call per MMBtu
      ceiling price........................  $   3.67
    Weighted average long put per MMBtu
      contingent floor price...............  $   2.81
   Average forward NYMEX gas
     prices per MMBtu (3)..................  $   3.16   $   3.76   $   3.96   $   4.00    $  4.09

--------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note C of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3) The average forward NYMEX oil and gas prices are based on July 22, 2002 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

       See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

Item 4.       Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of stockholders was held on May 14, 2002 in Irving, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 10,
2002). The following is a brief description of the proposal and results of the stockholders' votes.

       Election of Directors. Prior to the meeting, the Company's Board of Directors designated three nominees as Class II directors with their terms to expire at the annual meeting in 2005 when their successors are elected and qualified. Messrs. Baroffio and Sheffield were, at the time of such nomination and at the time of the meeting, directors of the Company and Mr. Buchanan was a new nominee to the Board of Directors. Each nominee was elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                      Authority              Broker
                                             For      Withheld    Abstain   Non-Votes
                                         ----------   ---------   -------   ---------
            James R. Baroffio            89,905,242     945,448      -          -
            Edison C. Buchanan           89,902,596     948,094      -          -
            Scott D. Sheffield           82,715,760   8,134,930      -          -

        In addition, the term of office for the following d irectors continued after May 14, 2002: R. Hartwell Gardner, James L. Houghton, Jerry P. Jones, Linda K. Lawson, Charles E. Ramsey, Jr. and Robert A. Solberg.

        Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2002 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

            For                          86,834,623
            Against                       3,888,754
            Abstain                         127,313
            Broker non-votes                    -

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

10.4 Third Supplemental Indenture dated as of April 30, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

10.5 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.6 Guarantee dated April 30, 2002 of Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001- 13245, filed with the SEC on May 14, 2002).

                        PIONEER NATURAL RESOURCES COMPANY


Reports on Form 8-K

        During the three months ended June 30, 2002, the Company filed with the SEC current reports on Form 8-K on April 9, April 17, April 25 and April 29.

        The Company's April 9 Form 8-K provides, as exhibits thereto, (i) the Company's news release dated April 9, 2002 updating the Company's first quarter 2002 outlook, outlining developments in Argentina and providing the status of the Company's hedging program at that time; (ii) the Company's news release dated April 9, 2002 announcing the purchase of an additional 30% working interest in the Falcon field development and associated acreage in the deepwater Gulf of Mexico, the signing of an agreement to purchase the remaining 23% of the rights that the Company does not already own in its core area West Panhandle field and the Texas Panhandle and that the Company is in final negotiations on another agreement to acquire the related West Panhandle field gathering system, and the Company's intention to publicly offer and sell 10.0 million newly issued shares of its common stock during April 2002 to fund the aforementioned acquisitions; and (iii) the Company's news release dated April 9, 2002 announcing that the Company's Awena Marin-1 well drilled in the shallow water offshore Gabon successfully extended the Olowi Field and providing an update on the Company's other exploration activity.

        The Company's April 17 Form 8-K provides (i) notice that the Company signed an Underwriting Agreement and related Terms Agreement for the public issuance and sale of 10.0 million shares of its common stock, par value $.01 per share, and granted the underwriters an option to purchase an additional 1.5 million shares solely to cover over-allotments, if any; (ii) identified the co-managing underwriters to the aforementioned underwriting agreement; and (iii) filed as exhibits thereto the associated Underwriting Agreement and Terms Agreement.

        The Company's April 25 Form 8-K (i) reported the Company's announcement on April 24, 2002 of its financial and operating results for the quarter ended March 31, 2002; (ii) filed as exhibits thereto the Company's Ratio of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends, the Company's news release dated April 23, 2002 announcing the completion of the Company's public offering of 11.5 million shares of its common stock at $21.50 per share, including 1.5 million shares sold pursuant to the exercise of the underwriters' over-allotment options, and the Company's news release dated April 24, 2002 announcing the Company's financial and operating results for the quarter ended March 31, 2002 and the Company's second quarter 2002 outlook based on then-current expectations; and (iii), provided the Company's supplemental commodity hedge information as of April 23, 2002.

        The Company's April 29 Form 8-K filed, as exhibits thereto, (i) the Company's Underwriting Agreement dated April 25, 2002, (ii) the Form of Third Supplemental Indenture to be dated as of April 30, 2002, (iii) the Form of 7.50% Senior Notes due 2012 of the Company, and (iv) the Form of Guarantee to be dated as of April 30, 2002 of Pioneer Natural Resources USA, Inc.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                         PIONEER NATURAL RESOURCES COMPANY



Date:   August 1, 2002            By:       /s/ Timothy L. Dove
                                         --------------------------------------
                                         Timothy L. Dove
                                         Executive Vice President and Chief
                                         Financial Officer



Date:   August 1, 2002            By:       /s/ Richard P. Dealy
                                         --------------------------------------
                                         Richard P. Dealy
                                         Vice President and Chief
                                         Accounting Officer

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

10.4 Third Supplemental Indenture dated as of April 30, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as
        Trustee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

10.5 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.6 Guarantee dated April 30, 2002 of Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).