Form 10-Q
period 2002-09-30
PIONEER NATURAL RESOURCES CO
filed 2002-10-31
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



       / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

       /   /    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                       PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                  Delaware                                75-2702753
      ----------------------------------            -----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                Identification Number)

5205 N. O'Connor Blvd., Suite 1400, Irving, Texas            75039
-------------------------------------------------          ---------
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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
  October 30, 2002................................................. 117,044,020

                        PIONEER NATURAL RESOURCES COMPANY


                                TABLE OF CONTENTS




                                                                            Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2002
              and December 31, 2001.......................................    4

           Consolidated Statements of Operations for the three
             and nine months ended September 30, 2002 and 2001-...........    5

           Consolidated Statement of Stockholders' Equity for
             the nine months ended September 30, 2002.....................    6

           Consolidated Statements of Cash Flows for the three
             and nine months ended September 30, 2002 and 2001............    7

           Consolidated Statements of Comprehensive Income (Loss)
             for the three and nine months ended September 30,
             2002 and 2001................................................    8

           Notes to Consolidated Financial Statements.....................    9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................   22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....   35

Item 4.    Controls and Procedures........................................   37


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings..............................................   38

Item 6.    Exhibits and Reports on Form 8-K...............................   38

           Signatures.....................................................   39

           Certifications.................................................   40

           Exhibit Index..................................................   42

          Definitions of Oil and Gas Terms and Conventions Used Herein

       Within this quarterly report on Form 10-Q (the "Report"), the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "Bcf" means one billion cubic feet; "Tcf" means one trillion cubic feet; "Bcfe" means a billion cubic feet equivalent and is a standard convention used to express oil and gas volumes on a comparable gas equivalent basis; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "MMBtu" means one million Btu's; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
       (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
       (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
       (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

       Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

       With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by Pioneer Natural Resources Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres; and, all currency amounts are expressed in U.S. dollars.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,    December 31,
                                                                           2002             2001
                                                                       -------------    -----------
                                 ASSETS
Current assets:
  Cash and cash equivalents..........................................   $    25,502     $    14,334
  Accounts receivable:
     Trade, net......................................................        76,960          81,616
     Affiliates......................................................           513             595
  Inventories........................................................        10,151          14,549
  Deferred income taxes..............................................        12,700           6,400
  Other current assets:
     Derivatives.....................................................           978         127,074
     Other...........................................................         9,098          11,075
                                                                         ----------      ----------
       Total current assets..........................................       135,902         255,643
                                                                         ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties...............................................     4,151,830       3,691,783
     Unproved properties.............................................       203,270         187,785
  Accumulated depletion, depreciation and amortization...............    (1,245,139)     (1,095,310)
                                                                         ----------      ----------
                                                                          3,109,961       2,784,258
                                                                         ----------      ----------
Deferred income taxes................................................        78,033          84,319
Other property and equipment, net....................................        21,118          21,560
Other assets, net:
  Derivatives........................................................         2,604          54,486
  Other..............................................................        41,860          70,787
                                                                         ----------      ----------
                                                                        $ 3,389,478     $ 3,271,053
                                                                         ==========      ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade...........................................................   $    88,186     $    92,760
     Affiliates......................................................         5,240           6,405
  Interest payable...................................................        37,592          37,410
  Other current liabilities:
     Derivatives.....................................................        35,980          36,830
     Other...........................................................        37,096          54,804
                                                                         ----------      ----------
       Total current liabilities.....................................       204,094         228,209
                                                                         ----------      ----------
Long-term debt.......................................................     1,650,756       1,577,304
Noncurrent derivative obligations....................................        42,174          32,438
Other noncurrent liabilities.........................................        90,960         133,945
Deferred income taxes................................................         6,394          13,768
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares authorized;
     one share issued and outstanding................................           -               -
  Common stock, $.01 par value; 500,000,000 shares authorized;
     119,558,094 and 107,422,467 shares issued as of September 30,
     2002 and December 31, 2001, respectively........................         1,196           1,074
  Additional paid-in capital.........................................     2,713,980       2,462,272
  Treasury stock, at cost; 2,581,874 and 3,486,073 shares as of
     September 30, 2002 and December 31, 2001, respectively..........       (35,552)        (48,002)
  Deferred compensation..............................................       (15,439)            -
  Accumulated deficit................................................    (1,316,793)     (1,323,343)
  Accumulated other comprehensive income:
     Deferred hedge gains, net.......................................        53,539         201,046
     Cumulative translation adjustment...............................        (5,831)         (7,658)
                                                                         ----------      ----------
       Total stockholders' equity....................................     1,395,100       1,285,389
Commitments and contingencies........................................
                                                                         ----------      ----------
                                                                        $ 3,389,478     $ 3,271,053
                                                                         ==========      ==========

The financial information included as of September 30, 2002 has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                    Three months ended      Nine months ended
                                                       September 30,          September 30,
                                                  ---------------------   ---------------------
                                                     2002       2001        2002         2001
                                                  ---------   ---------   ---------   ---------
Revenues:
  Oil and gas..................................   $ 168,317   $ 198,088   $ 506,286   $ 674,685
  Interest and other...........................       7,083       6,471       9,089      22,593
  Gain (loss) on disposition of assets, net....       3,353         (88)      4,374       8,677
                                                   --------    --------    --------    --------
                                                    178,753     204,471     519,749     705,955
                                                   --------    --------    --------    --------
Costs and expenses:
  Oil and gas production.......................      49,970      51,713     150,705     159,489
  Depletion, depreciation and amortization.....      54,748      60,065     156,081     169,622
  Exploration and abandonments.................      18,324      24,666      57,304      94,132
  General and administrative...................      12,466       8,153      35,142      26,606
  Interest.....................................      20,347      32,261      71,405     102,137
  Other........................................       2,098       2,006      15,259      29,097
                                                   --------    --------    --------    --------
                                                    157,953     178,864     485,896     581,083
                                                   --------    --------    --------    --------
Income before income taxes and extraordinary
  items........................................      20,800      25,607      33,853     124,872
Income tax provision...........................      (2,189)     (2,379)     (3,216)     (5,387)
                                                   --------    --------    --------    --------
Income before extraordinary items..............      18,611      23,228      30,637     119,485
Extraordinary items - gain (loss) on early
  extinguishment of debt, net of tax...........     (19,501)      1,374     (22,344)      1,374
                                                   --------    --------    --------    --------
Net income (loss)..............................   $    (890)  $  24,602   $   8,293   $ 120,859
                                                   ========    ========    ========    ========
Net income (loss) per share:
  Basic:
     Income before extraordinary items.........   $     .16   $     .24   $     .27   $    1.22
     Extraordinary items.......................        (.17)        .01        (.20)        .01
                                                   --------    --------    --------    --------
       Net income (loss).......................   $    (.01)  $     .25   $     .07   $    1.23
                                                   ========    ========    ========    ========
  Diluted:
     Income before extraordinary items.........   $     .16   $     .24   $     .27   $    1.20
     Extraordinary items.......................        (.17)        .01        (.20)        .01
                                                   --------    --------    --------    --------
       Net income (loss).......................   $    (.01)  $     .25   $     .07   $    1.21
                                                   ========    ========    ========    ========
Weighted average shares outstanding:
     Basic.....................................     116,193      98,468     111,227      98,395
                                                   ========    ========    ========    ========
     Diluted...................................     118,021      99,523     112,889      99,646
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)



                                                                                                      Accumulated
                                                                                                   Other Comprehensive
                                                                                                      Income (Loss)
                                                                                                 ----------------------
                           Common                                                                Deferred
                           Stock              Additional                                          Hedge                   Total
                           Shares     Common   Paid-in     Treasury    Deferred    Accumulated   Gains &  Translation  Stockholders'
                        Outstanding   Stock    Capital       Stock   Compensation    Deficit     Losses    Adjustment     Equity
                        -----------  -------  ----------   --------  ------------  ------------  --------  -----------  ------------

Balance as of January
 1, 2002................  103,936    $1,074   $2,462,272  $(48,002)    $    -      $(1,323,343)  $ 201,046    $ (7,658)  $1,285,389

 Issuance of common
  stock.................   11,500       115      235,885       -            -              -           -           -        236,000
   Adjustment to common
    stock issued for
    2001 partnership
    acquisitions........      (10)      -           (175)       -            -              -           -           -          (175)
   Stock options
    exercised...........      904       -             49     12,450          -           (1,743)        -           -        10,756
   Deferred
    compensation:
     Compensation
      deferred..........      646         7       15,949        -        (15,956)           -           -           -           -
     Deferred
      compensation
      included in net
      income............      -         -            -          -            517            -           -           -           517
   Net income...........      -         -            -          -            -            8,293         -           -         8,293
   Other comprehensive
    income (loss):
     Deferred hedge
      gains and losses,
      net of tax:
       Deferred hedge
        losses..........      -         -            -          -            -              -     (113,360)        -       (113,360)
        Net gains
         included in
         net income.....      -         -            -          -            -              -      (34,147)        -        (34,147)
     Translation
      adjustment........      -         -            -          -            -              -          -         1,827        1,827
                          -------     -----    ---------   -------      --------     ----------    --------    -------    ---------
Balance as of September
 30, 2002...............  116,976    $1,196   $2,713,980  $(35,552)    $ (15,439)   $(1,316,793)  $  53,539   $ (5,831)  $1,395,100
                          =======     =====    =========   =======      ========     ==========    ========    =======    =========





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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                       Three months ended         Nine months ended
                                                          September 30,             September 30,
                                                     ----------------------    ----------------------
                                                        2002        2001          2002        2001
                                                     ---------    ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)...............................   $    (890)   $  24,602    $   8,293    $ 120,859
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depletion, depreciation and amortization.....      54,748       60,065      156,081      169,622
     Exploration expenses, including dry holes....      12,589       17,250       43,437       80,082
     Deferred income taxes........................       1,512          567        1,617       (4,095)
     (Gain) loss on disposition of assets, net....      (3,353)          88       (4,374)      (8,677)
     Extraordinary items, net of tax..............      19,501       (1,374)      22,344       (1,374)
     Interest related amortization................         (19)       2,559       (1,660)       8,446
     Commodity hedge related amortization.........       6,184        3,076       20,307        5,484
     Other noncash items..........................      (3,408)        (551)       5,993          268
  Changes in operating assets and liabilities:
     Accounts receivable..........................       6,153        8,862       (4,715)      36,916
     Inventories..................................          69       (3,489)       4,052       (4,401)
     Other current assets.........................        (851)        (763)        (928)      (5,795)
     Accounts payable.............................      (3,907)      11,431      (18,056)      (7,426)
     Interest payable.............................        (384)        (626)         183          288
     Other current liabilities....................        (290)       1,203       (4,320)        (233)
                                                      --------     --------     --------     --------
       Net cash provided by operating activities..      87,654      122,900      228,254      389,964
                                                      --------     --------     --------     --------
Cash flows from investing activities:
  Proceeds from disposition of assets.............      59,895       57,811      118,831       73,006
  Additions to oil and gas properties.............    (226,440)    (125,704)    (489,733)    (364,428)
  Other property additions, net...................      (2,675)      (6,529)      (8,535)     (10,490)
                                                      --------     --------     --------     --------
       Net cash used in investing activities......    (169,220)     (74,422)    (379,437)    (301,912)
                                                      --------     --------     --------     --------
Cash flows from financing activities:
  Borrowings under long-term debt.................     210,792       95,000      466,668      204,175
  Principal payments on long-term debt............     (56,257)    (125,055)    (442,583)    (249,230)
  Common stock issuance proceeds, net of
     issuance costs...............................          (4)         -        236,000          -
  Payment of noncurrent liabilities...............     (67,142)     (10,971)    (103,704)     (41,710)
  Exercise of long-term incentive plan stock
     options......................................       3,149        1,165       10,756        6,610
  Purchase of treasury stock......................         -         (5,962)         -        (13,032)
  Deferred debt issuance costs....................        (135)         -         (3,293)         -
                                                      --------     --------     --------     --------
       Net cash provided by (used in)
         financing activities.....................      90,403      (45,823)     163,844      (93,187)
                                                      --------     --------     --------     --------
Net increase (decrease) in cash and cash
  equivalents.....................................       8,837        2,655       12,661       (5,135)
Effect of exchange rate changes on cash and
  cash equivalents................................         (63)        (145)      (1,493)        (287)
Cash and cash equivalents, beginning of period....      16,728       18,227       14,334       26,159
                                                      --------     --------     --------     --------
Cash and cash equivalents, end of period..........   $  25,502    $  20,737    $  25,502    $  20,737
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)





                                                       Three months ended        Nine months ended
                                                          September 30,            September 30,
                                                     ----------------------    ----------------------
                                                        2002        2001          2002        2001
                                                     ---------    ---------    ---------    ---------

Net income (loss).................................   $    (890)   $  24,602    $   8,293    $ 120,859
                                                      --------     --------     --------     --------
Other comprehensive income (loss):
  Deferred hedge gains and losses, net of tax:
     Transition adjustment........................         -            -            -       (197,444)
     Deferred hedge gains (losses)................     (24,269)     148,116     (113,360)     343,080
     Net (gains) losses included in net
       income (loss)..............................       1,651      (14,800)     (34,147)      37,055
  Gains and losses on available for sale
   securities:
     Unrealized holding losses....................         -            -            -            (45)
     Gains included in net income (loss)..........         -            -            -         (8,109)
  Translation adjustment..........................      (6,915)      (7,994)       1,827       (9,749)
                                                      --------     --------     --------     --------
       Other comprehensive income (loss)..........     (29,533)     125,322     (145,680)     164,788
                                                      --------     --------     --------     --------
Comprehensive income (loss).......................   $ (30,423)   $ 149,924    $(137,387)   $ 285,647
                                                      ========     ========     ========     ========





         The financial information included herein has been prepared by management without audit by independent public accountants.

        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange and the Toronto Stock Exchange. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located principally in the Mid- Continent, Southwestern and onshore and offshore Gulf Coast regions of the United States and in Argentina, Canada, Gabon, South Africa and Tunisia.

NOTE B.     Basis of Presentation and Use of Estimates

       Basis of presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2002 and for the three and nine month periods ended September 30, 2002 and 2001 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

       Exchange rates. As of September 30, 2002, the Company used an exchange rate of 3.74 pesos to $1 to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries and exchange rates of 1.58 Canadian dollars to $1 and 1.57 Canadian dollars to $1 for the translations of the Company's Canadian subsidiary's balance sheet and statement of operations, respectively.

       During the three and nine month periods ended September 30, 2002, the remeasurement of the Company's Argentine peso-denominated monetary assets and liabilities resulted in a $176 thousand decrease and a $7.7 million increase, respectively, in other expense included in the accompanying Consolidated
Statements of Operations. Prior to December 2001, the value of the Argentine peso was tied to, and was perfectly correlated with, the value of the U.S. dollar.

       New accounting pronouncement. During April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, gains or losses on the early extinguishment of debt are required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt to be classified as components of a company's income or loss from continuing operations. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. When the Company adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


NOTE C.     Derivative Financial Instruments

Hedge Derivatives

       Fair value hedges. During April 2002, the Company entered into interest rate swap contracts to hedge the fair value of $150 million of its 8-7/8 percent senior notes due in 2005. The terms of these swap contracts obligated the Company to pay the counterparties a variable annual rate equal to the six-month London Interbank Offered Rate plus 3.97 percent and obligated the counterparties to pay the Company a fixed rate of 8-7/8 percent. The interest rate swap contracts were to mature on April 15, 2005.

       During the three and nine month periods ended September 30, 2002, aggregate settlement gains associated with the Company's various interest rate swaps that were designated as fair value hedges of the Company's fixed rate debt reduced the Company's reported interest expense by $4.4 million and $11.2 million, respectively, as compared to aggregate settlement gains of $2.4 million and $3.1 million during the same respective periods of 2001. During the nine months ended September 30, 2002 and 2001, there were no ineffective changes in the fair values of the Company's interest rate swaps.

       During September 2002 and September 2001, the Company terminated all of its interest rate swaps that were active at each respective date in order to lock-in the existing hedge gains. Associated therewith, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets was increased by the unamortized portion of the deferred hedge gains. As of September 30, 2002, the unamortized portion of the deferred hedge gains was $43.0 million, comprised of $32.0 million associated with interest rate swaps terminated during September 2002 and $11.0 million of unamortized deferred gains on interest rate swaps terminated during September 2001. Amortization of these deferred hedge gains reduced the Company's reported interest expense by $2.3 million and $7.9 million during the three and nine month periods ended September 30, 2002, respectively, and by $194 thousand during the three and nine month periods ended September 30, 2001.

       The following table sets forth the scheduled amortization of deferred hedge gains on terminated fair value hedges that will be recognized as reductions in the Company's future interest expense:

                                          First    Second     Third    Fourth    Outstanding
                                         Quarter   Quarter   Quarter   Quarter      Total
                                         -------   -------   -------   -------   -----------
                                                          (in thousands)

    2002 hedge gain amortization......                                 $ 6,275    $  6,275
    2003 hedge gain amortization......   $ 6,135   $ 5,727   $  4,882  $ 4,280      21,024
    2004 hedge gain amortization......   $ 3,629   $ 3,217   $  2,544  $ 2,177      11,567
    Net gains amortized, thereafter...                                               4,166
                                                                                   -------
                                                                                  $ 43,032
                                                                                   =======

      Cash flow hedges. The Company, from time to time, uses derivative instruments as cash flow hedges of its commodity price, interest rate and currency exchange rate risks.

      Oil price hedges. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the associated weighted average NYMEX prices for those contracts as of September 30, 2002:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


                                                                                     Yearly
                                        First     Second      Third     Fourth     Outstanding
                                       Quarter    Quarter    Quarter    Quarter      Average
                                       -------    -------    -------    -------    -----------
Daily oil production:
   2002 - Swap Contracts
     Volume (Bbl)..................                                      22,000       22,000
     Price per Bbl.................                                     $ 23.91      $ 23.91
   2003 - Swap Contracts
     Volume (Bbl)..................     28,000     28,000     28,000     28,000       28,000
     Price per Bbl.................    $ 24.48    $ 24.45    $ 24.42    $ 24.42      $ 24.44
   2004 - Swap Contracts
     Volume (Bbl)..................     14,000     14,000     14,000     14,000       14,000
     Price per Bbl.................    $ 23.11    $ 23.11    $ 23.11    $ 23.11      $ 23.11

       The Company reports average oil prices per Bbl including the effects of oil quality, gathering and transportation costs and the net effect of the oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net adjustment to revenue from oil price hedges:

                                                       Three months ended   Nine months ended
                                                          September 30,        September 30,
                                                       -----------------    -----------------
                                                         2002     2001        2002     2001
                                                       -------   -------    -------   -------

     Average price reported per Bbl.................   $ 21.77   $ 25.06    $ 22.86   $ 24.95
     Average price realized per Bbl.................   $ 24.43   $ 24.84    $ 21.91   $ 25.74
     Addition (reduction) to revenue (in millions)..   $  (7.2)  $    .7    $   8.2   $  (7.4)

       Natural gas liquids prices. During the three and nine month periods ended September 30, 2002 and 2001, the Company did not enter into, nor was it a party to, any NGL hedge contracts.

       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index price for those contracts as of September 30, 2002:

                                                                                       Yearly
                                        First     Second     Third       Fourth      Outstanding
                                       Quarter    Quarter   Quarter      Quarter       Average
                                      --------   --------   --------   -----------   -----------
Daily gas production:
   2002 - Swap Contracts
     Volume (Mcf)..................                                        140,000       140,000
     Index price per MMBtu.........                                    $      3.98   $      3.98
   2002 - Collar Contracts
     Volume (Mcf)..................                                        120,000       120,000
     Index price per MMBtu.........                                    $2.79-$3.64   $2.79-$3.64
   2003 - Swap Contracts
     Volume (Mcf)..................    230,000    230,000    230,000       230,000       230,000
     Index price per MMBtu.........   $   3.83   $   3.83   $   3.83   $      3.83   $      3.83
   2004 - Swap Contracts
     Volume (Mcf)..................    210,000    210,000    210,000       210,000       210,000
     Index price per MMBtu.........   $   3.84   $   3.84   $   3.84   $      3.84   $      3.84
   2005 - Swap Contracts
     Volume (Mcf)..................     90,000     90,000     90,000        90,000        90,000
     Index price per MMBtu.........   $   3.74   $   3.74   $   3.74   $      3.74   $      3.74
   2006 - Swap Contracts
     Volume (Mcf)..................     20,000     20,000     20,000        20,000        20,000
     Index price per MMBtu.........   $   3.75   $   3.75   $   3.75   $      3.75   $      3.75
   2007 - Swap Contracts
     Volume (Mcf)..................     20,000     20,000     20,000        20,000        20,000
     Index price per MMBtu.........   $   3.75   $   3.75   $   3.75   $      3.75   $      3.75

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)



       The Company reports average gas prices per Mcf including the effects of Btu content, gathering and transportation costs, gas processing and shrinkage and the net effect of the gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net adjustment to revenue from gas price hedges:

                                                      Three months ended     Nine months ended
                                                         September 30,         September 30,
                                                      ------------------    ------------------
                                                        2002       2001       2002      2001
                                                      -------    -------    -------    -------

    Average price reported per Mcf.................   $  2.25    $  2.66    $  2.39    $  3.40
    Average price realized per Mcf.................   $  2.09    $  2.24    $  2.12    $  3.59
    Addition (reduction) to revenue (in millions)..   $   5.8    $  14.6    $  26.3    $ (18.6)

       Interest rate hedges. During the nine months ended September 30, 2002, the Company recognized settlement losses of $447 thousand associated with interest rate swap agreements that were designated as cash flow hedges. These interest rate swaps matured during the three months ended June 30, 2002. The 2002 settlement losses increased the Company's reported interest expense. No settlement gains or losses were recognized associated with interest rate swap agreements during the three and nine month periods ended September 30, 2001. The Company recognized no ineffectiveness associated with any of these interest rate swaps during their terms.

       Foreign currency rate hedges. During the fourth quarter of 2001, the Company entered into forward agreements to exchange an aggregate $24.8 million U.S. dollars during 2002 for Canadian dollars at a weighted average exchange rate of .6266 U.S. dollars for 1.0 Canadian dollar. These agreements are designated as hedges of the exchange rate risk associated with forecasted Canadian sales of gas under U.S. dollar denominated sales agreements. The Company recognized settlement gains of $50 thousand and $192 thousand associated with these forward agreements during the three and nine month periods ended September 30, 2002, which increased the Company's reported gas sales price. The Company did not recognize any ineffectiveness associated with changes in the fair values of these derivative instruments during the nine months ended September 30, 2002.

       Hedge ineffectiveness and excluded items. During the three and nine month periods ended September 30, 2002, the Company recognized increases to other expense of $1.4 million and $1.7 million, respectively, related to the ineffective portions of its cash flow commodity price hedges. During the three and nine month periods ended September 30, 2001, the ineffective portions of the Company's cash flow commodity hedges decreased other expense by $.2 million and increased other expense by $11.0 million, respectively.

       Accumulated other comprehensive income - deferred hedge gains, net. During the twelve month period ending September 30, 2003, the Company expects to reclassify $26.4 million of net deferred losses associated with open cash flow hedges and $45.9 million of net deferred gains on terminated cash flow hedges from "Accumulated other comprehensive income - deferred hedge gains, net" to oil and gas revenue.

       The following table sets forth the scheduled reclassifications of net deferred hedge gains and losses on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                           First     Second      Third    Fourth     Outstanding
                                          Quarter    Quarter    Quarter   Quarter       Total
                                         --------   --------   --------   --------   -----------
                                                            (in thousands)

    2002 deferred hedge losses........                                    $ (8,645)    $ (8,645)
    2003 deferred hedge gains.........   $ 18,122   $ 18,167   $ 18,207   $ 18,050       72,546
    2004 deferred hedge gains.........   $ 11,291   $ 11,242   $ 11,311   $ 11,258       45,102
    2005 deferred hedge gains.........   $    301   $    305   $    307   $    307        1,220
                                                                                        -------
                                                                                       $110,223
                                                                                        =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


Non-hedge Derivatives

       Btu swap agreements. The Company is a party to Btu swap agreements that mature at the end of 2004. The Btu swap agreements do not qualify for hedge accounting treatment. During the second quarter of 2001, the Company entered into offsetting Btu swap agreements that eliminated the market risk associated with the agreements and fixed the Company's remaining obligations associated with the Btu swap agreements. Mark-to-market adjustments of the carrying values of the Btu swap agreements resulted in $7.3 million of other revenues during the second quarter of 2001 and $6.6 million of other expense during the first quarter of 2001.

NOTE D.     Acquisitions

       Falcon acquisitions. During 2002, the Company purchased, through two transactions, an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million including normal closing adjustments. As a result of these transactions, the Company owns a 75 percent working interest and operates the Falcon field development and related exploration blocks.

       West Panhandle acquisitions. During July 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded a $100.4 million increase to proved oil and gas properties, a $3.8 million increase to unproved oil and gas properties and $1.9 million of assets held for resale; retired a capital cost obligation for $60.8 million; retired a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash.

       The assets held for resale represented proved oil and gas properties in Oklahoma that were not strategic to the Company's focus of operations. The Company divested the assets held for resale in August 2002 for $4.7 million of net proceeds, realizing an associated gain of $2.8 million.

       The capital cost obligation retired by the Company for $60.8 million represented an obligation for West Panhandle gas field capital additions that bore interest at an annual rate of 20 percent. The capital cost obligation had a carrying value of $45.2 million, resulting in an extraordinary loss of $15.6 million from the early retirement of this obligation in July 2002.

NOTE E.     Financing Activities

       Common stock offering. In April 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.0 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the acquisition of Falcon assets and associated acreage in the deepwater Gulf of Mexico and to reduce outstanding borrowings under its $575 million corporate credit facility pending the closing of the West Panhandle gas field acquisitions in July 2002.

       Senior notes offering. In April 2002, the Company sold $150 million of 7-1/2 percent senior notes that will mature on April 15, 2012. The 7-1/2 percent senior notes were sold at a price equal to 100 percent of their principal amount and resulted in net proceeds to the Company, after payment of issuance costs, of $146.7 million. The net proceeds from this offering were used to reduce outstanding borrowings under the Company's corporate credit facility. Interest is payable to holders of the 7-1/2 percent senior notes on April 15 and October 15 of each year. The first interest payment was made on October 15, 2002 and consisted of interest from the closing date of the offering through October 15, 2002.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


       Early extinguishment of debt and capital cost obligation. During the three and nine month periods ended September 30, 2002, the Company repurchased and retired $27.1 million and $47.1 million, respectively, of its outstanding 9-5/8 percent senior notes due 2010. Associated therewith, the Company recognized extraordinary losses from the early extinguishment of debt of $3.9 million and $6.7 million, respectively. Additionally, as discussed in Note D, the Company recorded a $15.6 million extraordinary loss associated with the repayment of a $45.2 million capital cost obligation that was associated with the West Panhandle assets acquired during July 2002.

       In July 2001, the Company redeemed its outstanding 11-5/8 percent senior subordinated discount notes due 2006 and 10-5/8 percent senior subordinated notes due 2006 for $31.0 million. The aggregate carrying value of the 11- 5/8 percent senior subordinated discount notes due 2006 and the 10-5/8 percent senior subordinated notes due 2006 was $32.4 million on the date of redemption. Associated with this redemption, the Company recognized an extraordinary gain of $1.4 million during the three and nine month periods ended September 30, 2001.

       See Note B for a discussion of the classification of losses on the early extinguishment of debt after the adoption of SFAS 145 on January 1, 2003.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through September 30, 2002, the Company has settled $9.8 million of the original claim amounts. In early October 2002, the Company received final approval to settle an additional $11.8 million of the original claim amounts. This approval resulted in the Company reducing its contingent liability and recognizing other income of $3.5 million in September 2002. As of September 30, 2002 and December 31, 2001, the Company had on deposit $21.3 million and $24.5 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claims recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company believes that the escrowed amounts, plus accrued interest, will be sufficient to settle the remaining claims.

NOTE G.     Income Per Share Before Extraordinary Items

       Basic income per share before extraordinary items is computed by dividing income before extraordinary items by the weighted average number of common shares outstanding for the period. The computation of diluted income per share before extraordinary items reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income before extraordinary items were exercised or converted into common stock or resulted in the issuance of common stock.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)



       The following table is a reconciliation of the basic and diluted weighted average common shares outstanding during the three and nine month periods ended September 30, 2002 and 2001:

                                                         Three months ended     Nine months ended
                                                            September 30,          September 30,
                                                         ------------------    ------------------
                                                           2002      2001        2002      2001
                                                         -------    -------    -------    -------
                                                                      (in thousands)
       Weighted average common shares outstanding:
          Basic  .....................................   116,193     98,468    111,227     98,395
          Dilutive common stock options (a)...........     1,826      1,055      1,662      1,251
          Restricted stock awards (b).................         2        -          -          -
                                                         -------    -------    -------    -------
          Diluted.....................................   118,021     99,523    112,889     99,646
                                                         =======    =======    =======    =======

-----------

(a) Common stock options to purchase 1,868,588 shares and 4,347,845 shares of common stock were outstanding but not included in the computations of diluted income per share for the three month periods ended September 30, 2002 and 2001, respectively, and common stock options to purchase 2,024,455 shares and 3,022,779 shares of common stock were outstanding but not included in the computations of diluted income per share for the nine month periods ended September 30, 2002 and 2001, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(b) During the nine months ended September 30, 2002, the Company issued fixed awards for 645,545 restricted shares of the Company's common stock. The fixed awards were issued as compensation to directors, officers and key employees of the Company. The restricted share awards include 18,545 shares that were granted to directors of the Company on May 13, 2002. Director awards for 3,302 shares vest on a quarterly pro-rata basis during the year ended May 13, 2003, and director awards for 15,243 shares vest on May 13, 2005. The remaining 627,000 restricted shares were awarded to officers and key employees of the Company on August 12, 2002 and vest on August 12, 2005.

NOTE H.     Capitalized Interest

    Interest expense incurred by the Company is presented in the accompanying Consolidated Statements of Operations net of capitalized interest. Capitalized interest during the three and nine month periods ended September 30, 2002 and 2001 is presented in the following table:

                                               Three months ended    Nine months ended
                                                  September 30,        September 30,
                                               ------------------    -------------------
                                                 2002      2001        2002       2001
                                               -------    -------    --------    -------
                                                            (in thousands)

     Capitalized interest...................   $ 5,294    $ 1,527    $ 10,252    $ 4,233
                                                ======     ======     =======     ======

NOTE I.     Geographic Operating Segment Information

       The Company has operations in only one industry segment, which is the oil and gas exploration and production industry. The Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


       The following tables provide the Company's interim geographic operating segment data. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions  where  the  Company  has oil and gas  producing  activities.  The
"Headquarters and Other" column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                         United                              Other     Headquarters   Consolidated
                                         States    Argentina     Canada     Foreign     and Other        Total
                                        --------   ---------   ---------   ---------   ------------   ------------
                                                                   (in thousands)

Three months ended September 30, 2002:
  Oil and gas revenue.................  $137,155    $ 19,149    $ 12,013    $   -       $    -         $ 168,317
  Interest and other..................       -           -           -          -          7,083           7,083
  Gain on disposition of assets, net..     3,087         -           -          -            266           3,353
                                         -------     -------     -------     ------      -------        --------
                                         140,242      19,149      12,013        -          7,349         178,753
                                         -------     -------     -------     ------      -------        --------
  Production costs....................    43,713       3,622       2,635        -            -            49,970
  Depletion, depreciation and
    amortization......................    33,607      12,227       6,713        -          2,201          54,748
  Exploration and abandonments........    12,557       2,843       1,429      1,495          -            18,324
  General and administrative..........       -           -           -          -         12,466          12,466
  Interest............................       -           -           -          -         20,347          20,347
  Other...............................       -           -           -          -          2,098           2,098
                                         -------     -------     -------     ------      -------        --------
                                          89,877      18,692      10,777      1,495       37,112         157,953
                                         -------     -------     -------     ------      -------        --------
  Income (loss) before income taxes
    and extraordinary items...........    50,365         457       1,236     (1,495)     (29,763)         20,800
  Income tax benefit (provision)......   (17,628)       (160)       (521)       523       15,597          (2,189)
                                         -------     -------     -------     ------      -------        --------
  Income (loss) before extraordinary
    items.............................  $ 32,737    $    297    $    715    $  (972)    $(14,166)      $  18,611
                                         =======     =======     =======     ======      =======        ========
Three months ended September 30, 2001:
  Oil and gas revenue.................  $149,283    $ 36,919    $ 11,886    $   -       $    -         $ 198,088
  Interest and other..................       -           -             -        -          6,471           6,471
  Gain (loss) on disposition of
    assets, net.......................         8         -            (7)       -            (89)            (88)
                                         -------     -------     -------     ------      -------        --------
                                         149,291      36,919      11,879        -          6,382         204,471
                                         -------     -------     -------     ------      -------        --------
  Production costs....................    41,516       7,059       3,138        -            -            51,713
  Depletion, depreciation and
    amortization......................    34,061      15,003       7,793        -          3,208          60,065
  Exploration and abandonments........    16,292       2,728       1,440      4,206          -            24,666
  General and administrative..........       -           -           -          -          8,153           8,153
  Interest............................       -           -           -          -         32,261          32,261
  Other...............................       -           -           -          -          2,006           2,006
                                         -------     -------     -------     ------      -------        --------
                                          91,869      24,790      12,371      4,206       45,628         178,864
                                         -------     -------     -------     ------      -------        --------
  Income (loss) before income taxes
    and extraordinary items...........    57,422      12,129        (492)    (4,206)     (39,246)         25,607
  Income tax benefit (provision)......   (20,098)     (4,245)        210      1,473       20,281          (2,379)
                                         -------     -------     -------     ------      -------        --------
  Income (loss) before extraordinary
    items.............................  $ 37,324    $  7,884    $   (282)   $(2,733)    $(18,965)      $  23,228
                                         =======     =======     =======    =======      =======        ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


                                         United                              Other     Headquarters   Consolidated
                                         States    Argentina     Canada     Foreign     and Other        Total
                                        --------   ---------   ---------   ---------   ------------   ------------
                                                                   (in thousands)

Nine months ended September 30, 2002:
  Oil and gas revenue.................  $411,139   $ 57,459    $ 37,688    $    -       $     -        $ 506,286
  Interest and other..................       -          -           -           -           9,089          9,089
  Gain on disposition of assets, net..     3,249         (3)      1,010         -             118          4,374
                                         -------    -------     -------     -------      --------       --------
                                         414,388     57,456      38,698         -           9,207        519,749
                                         -------    -------     -------     -------      --------       --------
  Production costs...................    132,725     10,023       7,957         -             -          150,705
  Depletion, depreciation and
    amortization.....................     97,594     31,263      20,758         -           6,466        156,081
  Exploration and abandonments.......     39,841      6,631       5,272       5,560           -           57,304
  General and administrative.........        -          -           -           -          35,142         35,142
  Interest...........................        -          -           -           -          71,405         71,405
  Other..............................        -          -           -           -          15,259         15,259
                                         -------    -------     -------     -------      --------       --------
                                         270,160     47,917      33,987       5,560       128,272        485,896
                                         -------    -------     -------     -------      --------       --------
  Income (loss) before income taxes
    and extraordinary items..........    144,228      9,539       4,711      (5,560)     (119,065)        33,853
  Income tax benefit (provision).....    (50,480)    (3,339)     (1,986)      1,946        50,643         (3,216)
                                         -------    -------     -------     -------      --------       --------
  Income (loss) before extraordinary
    items............................   $93,748    $  6,200    $  2,725    $ (3,614)    $ (68,422)     $  30,637
                                         =======    =======     =======     =======      ========       ========

Nine months ended September 30, 2001:
  Oil and gas revenue................   $512,483   $104,439    $ 57,763    $    -       $     -        $ 674,685
  Interest and other.................        -          -           -           -          22,593         22,593
  Gain on disposition of assets, net.        224        -            31         -           8,422          8,677
                                         -------    -------     -------     -------      -------        --------
                                         512,707    104,439      57,794         -          31,015        705,955
                                         -------    -------     -------     -------      --------       --------
  Production costs...................    130,196     19,676       9,617         -             -          159,489
  Depletion, depreciation and
    amortization.....................     95,274     41,380      22,273         -          10,695        169,622
  Exploration and abandonments.......     50,567     13,211       8,921      21,433           -           94,132
  General and administrative.........        -          -           -           -          26,606         26,606
  Interest...........................        -          -           -           -         102,137        102,137
  Other..............................        -          -           -           -          29,097         29,097
                                         -------    -------     -------     -------      --------       --------
                                         276,037     74,267      40,811      21,433       168,535        581,083
                                         -------    -------     -------     -------      --------       --------
  Income (loss) before income taxes
    and extraordinary items..........    236,670     30,172      16,983     (21,433)     (137,520)       124,872
  Income tax benefit (provision).....    (82,835)   (10,560)     (7,238)      7,502        87,744         (5,387)
                                         -------    -------     -------     -------      --------       --------
  Income (loss) before extraordinary
    items............................   $153,835   $ 19,612    $  9,745    $(13,931)    $ (49,776)     $ 119,485
                                         =======    =======     =======     =======      ========       ========

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                            As of September 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                        The
                                             Parent         USA       Subsidiaries   Eliminations     Company
                                           ----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $       68   $    20,365     $    5,069    $             $    25,502
  Other current assets..................    1,705,788    (1,468,803)      (126,585)                     110,400
                                            ---------    ----------      ---------                   ----------
       Total current assets.............    1,705,856    (1,448,438)      (121,516)                     135,902
                                            ---------    ----------      ---------                   ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,952,978      1,198,852                    4,151,830
     Unproved properties................          -          41,425        161,845                      203,270
  Accumulated depletion, depreciation
    and amortization....................          -        (907,584)      (337,555)                  (1,245,139)
                                            ---------    ----------      ---------                   ----------
                                                  -       2,086,819      1,023,142                    3,109,961
                                            ---------    ----------      ---------                   ----------
Deferred income taxes...................       76,511           -            1,522                       78,033
Other property and equipment, net.......          -          17,404          3,714                       21,118
Other assets, net.......................       16,755        15,360         12,349                       44,464
Investment in subsidiaries..............    1,199,599       210,243            -       (1,409,842)          -
                                            ---------    ----------      ---------                   ----------
                                           $2,998,721   $   881,388     $  919,211                  $ 3,389,478
                                            =========    ==========      =========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   30,355   $   151,449     $   22,290    $             $   204,094
Long-term debt..........................    1,650,756           -              -                      1,650,756
Other noncurrent liabilities............          -         153,488        (20,354)                     133,134
Deferred income taxes...................          -             -            6,394                        6,394
Stockholders' equity....................    1,317,610       576,451        910,881     (1,409,842)    1,395,100
Commitments and contingencies...........
                                            ---------    ----------      ---------                   ----------
                                           $2,998,721   $   881,388     $  919,211                  $ 3,389,478
                                            =========    ==========      =========                   ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2001
                                 (in thousands)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                        The
                                             Parent         USA       Subsidiaries   Eliminations     Company
                                           ----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $       79   $    10,900     $    3,355    $             $    14,334
  Other current assets..................    1,540,985    (1,125,968)      (173,708)                     241,309
                                            ---------    ----------      ---------                   ----------
       Total current assets.............    1,541,064    (1,115,068)      (170,353)                     255,643
                                            ---------    ----------      ---------                   ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -       2,688,962      1,002,821                    3,691,783
     Unproved properties................          -          25,222        162,563                      187,785
  Accumulated depletion, depreciation
    and amortization....................          -        (815,323)      (279,987)                  (1,095,310)
                                            ---------    ----------      ---------                   ----------
                                                  -       1,898,861        885,397                    2,784,258
                                            ---------    ----------      ---------                   ----------
Deferred income taxes...................       82,811           -            1,508                       84,319
Other property and equipment, net.......          -          17,881          3,679                       21,560
Other assets, net.......................       15,911        81,356         28,006                      125,273
Investment in subsidiaries..............    1,060,457        87,636            -       (1,148,093)          -
                                            ---------    ----------      ---------                   ----------
                                           $2,700,243   $   970,666     $  748,237                  $ 3,271,053
                                            =========    ==========      =========                   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   30,745   $   176,442     $   21,022    $             $   228,209
Long-term debt..........................    1,577,304           -              -                      1,577,304
Other noncurrent liabilities............       19,582       124,552         22,249                      166,383
Deferred income taxes...................          -             -           13,768                       13,768
Stockholders' equity....................    1,072,612       669,672        691,198     (1,148,093)    1,285,389
Commitments and contingencies...........
                                           ----------    ----------      ---------                   ----------
                                           $2,700,243   $   970,666     $  748,237                  $ 3,271,053
                                            =========    ==========      =========                   ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer     Guarantor        Income                       The
                                        Parent       USA      Subsidiaries    Tax Benefit   Eliminations   Company
                                      ---------   ---------   -------------   -----------   ------------   ---------
Revenues:
  Oil and gas......................   $     -     $ 386,021     $ 120,265        $   -       $             $ 506,286
  Interest and other...............         -         7,143         1,946            -                         9,089
  Gain on disposition of
    assets, net....................         -         3,224         1,150            -                         4,374
                                       --------    --------      --------         ------                    --------
                                            -       396,388       123,361            -                       519,749
                                       --------    --------      --------         ------                    --------
Costs and expenses:
  Oil and gas production...........         -       127,402        23,303            -                       150,705
  Depletion, depreciation and
    amortization...................         -        98,268        57,813            -                       156,081
  Exploration and abandonments.....         -        41,131        16,173            -                        57,304
  General and administrative.......         945      27,518         6,679            -                        35,142
  Interest.........................      62,036       9,166           203            -                        71,405
  Equity (income) loss from
    subsidiaries...................     (24,243)      5,856           -              -         18,387            -
  Other............................     (53,717)     56,430        12,546            -                        15,259
                                       --------    --------      --------         ------                    --------
                                        (14,979)    365,771       116,717            -                       485,896
                                       --------    --------      --------         ------                    --------
Income before income taxes and
  extraordinary items..............      14,979      30,617         6,644            -                        33,853
Income tax provision ..............         -           -          (3,216)                                    (3,216)
                                       --------    --------      --------         ------                    --------
Income before extraordinary items..      14,979      30,617         3,428                                     30,637

Extraordinary items - loss on
  early extinguishment of debt,
  net of tax.......................      (6,686)        -         (15,658)           -                       (22,344)
                                       --------    --------      --------         ------                    --------
Net income (loss)..................       8,293      30,617       (12,230)                                     8,293
Other comprehensive income (loss):
  Deferred hedge gains and losses:
    Deferred hedge losses..........          (4)    (94,816)      (18,540)           -                      (113,360)
    Net (gains) losses included
      in net income (loss).........         447     (29,023)       (5,571)           -                       (34,147)
  Translation adjustment...........         -           -           1,827            -                         1,827
                                       --------    --------      --------         ------                    --------
Comprehensive loss.................   $   8,736   $ (93,222)    $ (34,514)       $   -                     $(137,387)
                                       ========    ========      ========         ======                    ========

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  For the Nine Months Ended September 30, 2001
                                 (in thousands)
                                   (Unaudited)

                                                                  Non-       Consolidated
                                                   Pioneer     Guarantor        Income                       The
                                        Parent       USA      Subsidiaries    Tax Benefit   Eliminations   Company
                                      ---------   ---------   -------------   -----------   ------------   ---------
Revenues:
  Oil and gas......................   $     -     $ 494,474     $ 180,211        $   -       $             $ 674,685
  Interest and other...............         -        18,042         4,551            -                        22,593
  Gain on disposition of assets,
    net............................         -         8,762           (85)           -                         8,677
                                       --------    --------      --------         ------                    --------
                                            -       521,278       184,677            -                       705,955
                                       --------    --------      --------         ------                    --------
Costs and expenses:
  Oil and gas production...........         -       128,922        30,567            -                       159,489
  Depletion, depreciation and
    amortization...................         -       101,062        68,560            -                       169,622
  Exploration and abandonments.....         -        52,713        41,419            -                        94,132
  General and administrative.......         616      18,434         7,556            -                        26,606
  Interest.........................       3,823      85,328        12,986            -                       102,137
  Equity (income) loss from
    subsidiaries...................    (123,937)      7,030           -              -        116,907            -
  Other............................         -         7,374        21,723            -                        29,097
                                       --------    --------      --------         ------                    --------
                                       (119,498)    400,863       182,811            -                       581,083
                                       --------    --------      --------         ------                    --------
Income (loss) before income taxes
  and extraordinary items..........     119,498     120,415         1,866            -                       124,872
Income tax benefit (provision) ....         -          (783)       (4,591)           (13)                     (5,387)
                                       --------    --------      --------         ------                    --------
Income before extraordinary items..     119,498     119,632        (2,725)           (13)                    119,485

Extraordinary items - gain on
  early extinguishment of debt,
  net of tax.......................       1,374         -             -              -                         1,374
                                       --------    --------      --------         ------                    --------
Net income (loss)..................     120,872     119,632        (2,725)           (13)                    120,859
Other comprehensive income (loss):
  Deferred hedge gains and losses:
    Transition adjustment..........         -      (172,007)      (25,437)           -                      (197,444)
    Deferred hedge gains (losses)..        (519)    317,510        26,089            -                       343,080
    Net losses included in net
     income........................         -        19,726        17,329            -                        37,055
  Gains and losses on available
   for sale securities:
    Unrealized holding losses......         -           (45)          -              -                           (45)
    Gains included in net income...         -        (8,109)          -              -                        (8,109)
  Translation adjustment...........         -           -          (9,749)           -                        (9,749)
                                       --------    --------      --------         ------                    --------
Comprehensive income...............   $ 120,353   $ 276,707     $   5,507        $   (13)                  $ 285,647
                                       ========    ========      ========         ======                    ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                     Non-
                                                                     Pioneer      Guarantor         The
                                                         Parent        USA       Subsidiaries     Company
                                                       ---------    ---------    ------------    ---------
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities.....................................     $(299,553)   $ 259,502      $ 268,305     $ 228,254
                                                        --------     --------       --------      --------
Cash flows from investing activities:
 Proceeds from disposition of assets..............        31,994       85,682          1,155       118,831
 Additions to oil and gas properties..............           -       (284,367)      (205,366)     (489,733)
 Other property additions, net....................           -         (7,466)        (1,069)       (8,535)
                                                        --------     --------       --------      --------
    Net cash provided by (used in) investing
      activities..................................        31,994     (206,151)      (205,280)     (379,437)
                                                        --------     --------       --------      --------
Cash flows from financing activities:
 Borrowings under long-term debt..................       466,668          -              -         466,668
 Principal payments on long-term debt.............      (442,583)         -              -        (442,583)
 Common stock issuance proceeds, net of
   issuance costs.................................       236,000          -              -         236,000
 Payment of noncurrent liabilities................           -        (43,886)       (59,818)     (103,704)
 Exercise of stock options........................        10,756          -              -          10,756
 Deferred debt issuance costs.....................        (3,293)         -              -          (3,293)
                                                        --------     --------       --------      --------
    Net cash provided by (used in) financing
      activities..................................       267,548      (43,886)       (59,818)      163,844
                                                        --------     --------       ---------     --------
Net increase (decrease) in cash and cash
   equivalents....................................          (11)        9,465          3,207        12,661
Effect of exchange rate changes on cash and
   cash equivalents...............................           -            -           (1,493)       (1,493)
Cash and cash equivalents, beginning of period....            79       10,900          3,355        14,334
                                                        --------     --------       --------      --------
Cash and cash equivalents, end of period..........     $      68    $  20,365      $   5,069     $  25,502
                                                        ========     ========       ========      ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001
                                 (in thousands)

                                                                                     Non-
                                                                     Pioneer      Guarantor         The
                                                         Parent        USA       Subsidiaries     Company
                                                       ---------    ---------    ------------    ---------
Cash flows from operating activities:
 Net cash provided by operating activities........     $  30,343    $ 225,330      $ 134,291     $ 389,964
                                                        --------     --------       --------      --------
Cash flows from investing activities:
 Proceeds from disposition of assets..............        21,170       51,105            731        73,006
 Additions to oil and gas properties..............           -       (228,154)      (136,274)     (364,428)
 Other property additions, net....................           -         (6,809)        (3,681)      (10,490)
                                                        --------     --------       ---------     --------
    Net cash provided by (used in) investing
      activities..................................        21,170     (183,858)      (139,224)     (301,912)
                                                        --------     --------       --------      --------
Cash flows from financing activities:
 Borrowings under long-term debt..................       204,175          -              -         204,175
 Principal payments on long-term debt.............      (249,230)         -              -        (249,230)
 Payment of noncurrent liabilities................           -        (43,823)         2,113       (41,710)
 Exercise of stock options........................         6,610          -              -           6,610
 Purchase of treasury stock.......................       (13,032)         -              -         (13,032)
                                                        --------     --------       --------      --------
    Net cash provided by (used in) financing
      activities..................................       (51,477)     (43,823)         2,113       (93,187)
                                                        --------     --------       --------      --------
Net increase (decrease) in cash and cash
   equivalents....................................            36       (2,351)        (2,820)       (5,135)
Effect of exchange rate changes on cash and
   cash equivalents...............................           -            -             (287)         (287)
Cash and cash equivalents, beginning of period....            15       18,387          7,757        26,159
                                                        --------     --------       --------      --------
Cash and cash equivalents, end of period..........     $      51    $  16,036      $   4,650     $  20,737
                                                        ========     ========       =========     ========

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company"), are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, foreign currency valuation changes, foreign government tax and regulation changes, foreign operations and associated foreign political and economic instability, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves, implement its business plans or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks. These and other risks are described in the Company's 2001 Annual Report on Form 10-K that is available from the United States Securities and Exchange Commission ("SEC").

Financial and Operating Performance

       During the three and nine month periods ended September 30, 2002, as compared to the same respective periods in 2001, commodity price declines and a weak Argentine peso negatively impacted the Company's financial and operating results. Additionally, Pioneer repaid relatively high cost bonds and capital obligations during the three and nine month periods ended September 30, 2002, reducing the Company's ongoing cost of capital. Associated therewith, the Company recorded extraordinary losses of $19.5 million ($.17 per share) and $22.3 million ($.20 per share) during the three and nine month periods ended September 30, 2002, respectively. Including the extraordinary losses, the Company reported a net loss of $890 thousand ($.01 per share) and net income of $8.3 million ($.07 per share) during the three and nine month periods ended September 30, 2002, as compared to net income of $24.6 million ($.25 per share) and $120.9 million ($1.21 per diluted share) for the same respective periods of 2001. During the three and nine month periods ended September 30, 2002, the Company also recorded gains of $3.4 million and $4.4 million, respectively, from asset divestitures and a noncash credit of $.2 million and a noncash charge of $7.7 million, respectively, for the remeasurement of Argentine peso-denominated net monetary assets. During the three months ended September 30, 2001, the Company's earnings were positively impacted by a $1.4 million ($.01 per share) extraordinary gain on the early extinguishment of debt. During the nine months ended September 30, 2001, the Company's earnings were positively impacted by favorable commodity prices, an $8.7 million gain on the disposition of assets and the aforementioned extraordinary gain.

       The Company's net cash provided by operating activities was $87.7 million and $228.3 million during the three and nine month periods ended September 30, 2002, respectively, as compared to net cash provided by operating activities of $122.9 million and $390.0 million during the three and nine month periods ended September 30, 2001, respectively. The decrease in net cash provided by operating activities was primarily due to declines in commodity prices and slightly lower production volumes. During the three months ended September 30, 2002, the Company used its net cash provided by operating activities, together with proceeds from asset divestitures and net borrowings under its corporate credit facility to fund additions to oil and gas properties. During the nine months ended September 30, 2002, the Company used its net cash provided by operating activities, together with proceeds from asset divestitures and a portion of the proceeds from the April 2002 sale of 11.5 million new shares of the Company's common stock (the "Stock Offering"), to fund additions to oil and gas properties.

       The Company strives to maintain its outstanding indebtedness at a moderate level in order to provide sufficient financial flexibility to fund future opportunities. The Company's total book capitalization at September 30, 2002 was $3.05 billion, consisting of total debt of $1.65 billion and stockholders' equity of $1.4 billion. Debt as a percentage of total book capitalization was 54 percent at September 30, 2002, as compared to 55 percent at December 31, 2001. The slight improvement of the Company's ratio of debt to total book capitalization during the nine months ended September 30, 2002 was primarily due to $236.0 million of net proceeds from the Stock Offering, partially offset by a $147.5 million reduction in the fair value of the Company's cash flow hedge derivatives, which are recorded in the "Accumulated other comprehensive income - deferred hedge gains, net" component of stockholders' equity, and a $73.5 million increase in long-term debt.

                        PIONEER NATURAL RESOURCES COMPANY



2002 Activities

       During 2002, the Company has announced or completed the following activities:


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

o the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Falcon discovery. See Note D of Item 1. "Financial Statements" for information regarding these acquisitions that were completed during July 2002;

o the completion of the Stock Offering during April 2002, which resulted in net proceeds to the Company of $236.0 million;

o the completion during April 2002 of a public offering of $150 million of 7-1/2 percent senior notes that will mature on April 15, 2012 (the "Debt Offering"). The Company realized net proceeds, after payment of issuance costs, of $146.7 million from the Debt Offering;

o the successful drilling of three additional wells on its Olowi Block in offshore Gabon. The four wells drilled to date have established the presence of a continuous oil rim along the edge of a large geologic structure;

o the leasing of 42 blocks offered in the Western Gulf of Mexico by the Minerals Management Service. The Company leased 34 blocks on the Gulf of Mexico shelf and eight deepwater blocks in the Gulf of Mexico covering prospects and leads within subsea tie-back range of its Falcon field;

o a successful exploration well in the Borj El Khadra permit in the Ghadames basin onshore southern Tunisia. A total of four intervals were tested in the Adam 1 discovery well at a combined rate of 6,000 barrels of oil and condensate per day and 16 MMcf of gas per day; and

o the signing of an agreement with Armstrong Resources LLC in October 2002 to acquire a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. The leases cover approximately 14,000 acres between the Kuparuk River unit and Thetis Island. The agreement will be effective November 1, 2002. The Company plans to drill up to three wells during this winter drilling season, contingent upon the receipt of required permits, to test an area that the Company believes is prospective for oil in the same sands as the offsetting Kuparuk River unit eight to ten miles to the southeast. The Kuparuk River unit was discovered in 1969 and is estimated to hold 2.5 billion barrels of recoverable oil. No wells have been drilled on the acreage covered by Pioneer's leases to date, but wells drilled just outside the perimeter of the acreage have encountered the primary target, the Kuparuk "C" sand, and were oil-bearing. The acreage is offshore in approximately five to ten feet of water. Drilling plans call for grounded sea ice pad locations that will be accessed via ice roads from Oliktok Point dock. No tundra travel is planned. All sea ice operations are expected to be completed by the end of March.

       Through these transactions, the Company has increased its ownership in and control over certain of its core assets, improved its financial flexibility and ratio of debt to total book capitalization and added to the Company's portfolio of exploration opportunities including a new potentially high-impact project for 2003 exploration in Alaska.

                        PIONEER NATURAL RESOURCES COMPANY


Drilling Highlights

       During the first nine months of 2002, the Company continued progress on its development projects at Canyon Express, Falcon and Devils Tower in the deepwater Gulf of Mexico and Sable in South Africa, increased its ownership in its Falcon project and West Panhandle Field, successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery well in the shallow water offshore Gabon and announced the successful exploration well in the Borj El Khadra permit in the Ghadames basin onshore Southern Tunisia. In total, the Company's costs incurred for the first nine months of 2002 totaled $529.5 million and included $256.0 million for development activities, $95.5 million for exploration activities and $178.0 million for acquisitions. While a significant amount of capital this year has been spent on acquisitions, the majority of the Company's capital expenditures was incurred on drilling wells and fabricating infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the nine months ended September 30, 2002:

                                                      Development Drilling
                             ----------------------------------------------------------------------
                             Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                               in Progress       Spud         Wells         Wells      In Progress
                             ---------------   ---------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast...         3              10            9           -                4
Permian Basin...............        17              59           73             1              2
Mid-Continent...............         1              36           31             3              3
                                ------          ------       ------        ------         ------
     Total Domestic.........        21             105          113             4              9
                                ------          ------       ------        ------         ------
Argentina...................         1               1          -             -                2
South Africa................       -                 3            2           -                1
Canada......................         5              12           13             3              1
                                ------          ------       ------        ------         ------
     Total Worldwide........        27             121          128             7             13
                                ======          ======       ======        ======         ======

                                                Exploration/Extension Drilling
                             ----------------------------------------------------------------------
                             Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                               in Progress       Spud         Wells         Wells      In Progress
                             ---------------   ---------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast....        3               4            6             1            -
                                ------          ------       ------        ------         ------
     Total Domestic..........        3               4            6             1            -
                                ------          ------       ------        ------         ------
Argentina....................        3               8            2             3              6
Canada.......................        1              12            8             3              2
Gabon........................      -                 3            3           -              -
Tunisia......................      -                 1            1           -              -
                                ------          ------       ------        ------         ------
     Total Worldwide.........        7              28           20             7              8
                                ======          ======       ======        ======         ======

       Domestic. The Company incurred capital costs of $423.1 million during the first nine months of 2002 on acquisition, drilling and seismic activities in the Gulf of Mexico, Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company incurred $288.4 million of acquisition, drilling and seismic costs primarily in the deepwater Gulf of Mexico, the Gulf of Mexico shelf, the Pawnee field in South Texas and in an exploration play in North Louisiana.

       In the deepwater Gulf of Mexico, the Company has three major development projects that remain in progress as of September 30, 2002:

o Canyon Express - The Company incurred capital costs of $93.2 million during the first nine months of 2002 at the TotalFinaElf-operated Aconcagua and the Marathon Oil Corp. ("Marathon")-operated Camden Hills discoveries in Mississippi Canyon that were jointly developed as part of the Canyon
     Express gas project. First production occurred on September 19, 2002. However, hurricanes in the Gulf of Mexico and normal start-up problems have slowed the ramp-up of production from the project and full production is

                        PIONEER NATURAL RESOURCES COMPANY


     now expected in November 2002. Production from Canyon Express for the fourth quarter of 2002 is expected to average 70 MMcf per day net to the Company's interest. Once the initial start-up issues are resolved and full production is reached, the Company expects production rates of approximately 110 MMcf of gas per day and 180 Bbls of condensate per day net to the Company's 37.5 percent working interest in Aconcagua and 33 percent working interest in Camden Hills.

o Falcon - As previously discussed, the Company now has a 75 percent working interest in the Falcon project and 30 surrounding exploration blocks and became the operator of these projects in April 2002. The Company incurred capital costs of $31.5 million, in addition to the $61.1 million of acquisition costs discussed above, on the Falcon project during the first nine months of 2002. The two development wells planned for the Falcon development were spud during the third quarter of 2002 and will be completed during the fourth quarter of 2002. The wells will be produced via subsea tiebacks flowing to a production platform owned and operated by El Paso Energy Partners, L.P. 32 miles away on the shelf. The flowlines and umbilicals are being fabricated as well as the production platform and related facilities. All work is on schedule with initial production anticipated during the second quarter of 2003 at expected rates of 130 MMcf of gas per day and 350 Bbls of condensate per day net to the Company.

o Devils Tower - At the Dominion Resources Inc.-operated Devils Tower development project in Mississippi Canyon, the Company incurred capital costs of $20.9 million during the first nine months of 2002 to finish drilling three wells that were in progress at year end and to drill two additional development wells. The Company has drilled eight wells to date which will fill all eight slots on the spar. Construction of the spar has experienced delays and first production is now expected no earlier than late third quarter 2003. The Company plans to bring on wells sequentially with peak production expected to exceed 15,000 BOEs per day net to the Company's 25 percent working interest during 2004. The Company also drilled its Triton prospect on a block adjacent to Devils Tower during 2002, which encountered 80 feet of net pay in two intervals that are stratigraphically equivalent to Devils Tower, but are structurally separated. The Company believes that the Triton discovery is commercially viable for a three-mile subsea tieback to the spar being constructed for the Devils Tower development. In addition, Dominion and the Company were the high bidder on another adjacent Mississippi Canyon block at a recent lease sale where the Company has identified its Goldfinger prospect that, if successful, could also be brought on production via a subsea tieback to Devils Tower.

       In addition to the development projects described above in the deepwater Gulf of Mexico, the Company drilled two appraisal sidetrack wells on the Marathon-operated Ozona Deep discovery during 2002, where the Company holds a 32 percent working interest. The first appraisal sidetrack was drilled approximately 2,000 feet east of the initial discovery well and encountered salt at the expected reservoir location. This well was abandoned and charged to expense. The second appraisal sidetrack, drilled approximately 1,000 feet southeast of the original discovery, was successful and found over 200 feet of net pay in three intervals. The Company is currently evaluating these results and considering options for development of the field. In the deepwater Gulf of Mexico, the Company also has plans to drill two or three prospects near its Falcon project during the remainder of 2002 and early 2003.

       On the Gulf of Mexico shelf, the Company is a participant in three development projects:

o Stirrup - The Spinnaker-operated Stirrup project in Mustang Island began production in early April 2002 at initial rates of 2.3 MMcf of gas and 12 Bbls of condensate per day net to the Company's 25 percent working interest. Three wells have been drilled with one being completed and put on production. Production on the initial well has declined substantially faster than originally anticipated. The Stirrup #2 well is currently being evaluated for completion and a decision should be made during the fourth quarter of 2002. The Stirrup #3 well completion attempts were not successful and the approval to plug and abandon the well has been given by all the partners in the project. As a result, the Company recognized a $4.7 million dry hole charge associated with this well during the third quarter of 2002. The Company has a 25 percent working interest in this project.

                        PIONEER NATURAL RESOURCES COMPANY


o Oneida - The Aviara-operated Oneida project in East Cameron is anticipated to commence production in early November 2002 and is being developed with a tripod platform. Initial production rates from this prospect are anticipated to be 1.1 MMcf of gas and 10 Bbls of condensate per day net to the Company's 13.7 percent working interest. Once production begins, well performance will be evaluated and the Company will determine if a second well will be drilled in 2003.

o Cyrus - The ChevronTexaco-operated Cyrus project in High Island is now on production at initial rates of approximately 2.3 MMcf of gas and 340 Bbls of condensate per day net to the Company's 5.7 percent working interest.

       Other activities on the Gulf of Mexico shelf during 2002 and 2003 will be concentrated on evaluating the developed properties in the Company's inventory to determine if there are any untapped zones in existing wellbores. In addition, the Company is seeking partners in an eight well drilling program over the next 18 months. No assurances can be given that the Company will secure partners for this drilling program or that the entire program will continue as planned.

       In the onshore Gulf Coast region, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where four wells were successfully drilled during the first nine months of 2002 with two additional wells planned for the fourth quarter of 2002 and up to seven wells to be drilled in 2003. In addition, the Company drilled its first exploration well in its recently acquired acreage in North Louisiana and the well is being completed as a producer.

       Permian Basin area. In the Permian Basin area, the Company incurred $14.4 million of capital costs during the first nine months of 2002 primarily on development drilling in the Spraberry oil trend. The Company plans to drill approximately 20 wells during the remainder of 2002 and up to 150 wells during 2003.

       Mid-Continent area. In the Mid-Continent area, the Company incurred $120.3 million of capital costs during the first nine months of 2002. As previously discussed, during the third quarter of 2002 the Company closed the acquisition to purchase the remaining West Panhandle assets that it did not already own. The acquisition greatly enhances the economics of future drilling, offers the Company greater flexibility and provides operational efficiencies in the field. The acquisition, along with the recent increase in gas prices and the favorable long-term outlook for gas prices in the United States, has caused the Company to increase its drilling program in this area. The Company plans to drill approximately 20 wells during the remainder of 2002 and up to 100 wells in 2003.

       Argentina. In Argentina, the Company incurred $21.1 million of acquisition, drilling and seismic costs during the first nine months of 2002. The majority of costs was associated with the construction of the Company's Loma Negra gas plant and on seismic activities that were in progress at December 31, 2001. Other significant capital projects during the first half of 2002 were suspended due to the economic instability in Argentina. However, during the third quarter of 2002 the Company resumed oil drilling activities in Argentina as a result of improved oil prices, reductions in drilling costs and lease operating expenses and the improving economic stability within the oil industry (see "Argentina Update", below).

       Canada. In Canada, the Company incurred $25.9 million of acquisition, drilling and seismic costs during the first nine months of 2002, primarily in the Chinchaga, North Chinchaga and Martin Creek areas that are only accessible for drilling during the winter months. The Company completed 21 wells in Canada during the 2002 winter drilling season. Capital dollars for the remainder of the year will be spent primarily in preparation for the coming winter's drilling program.

       Africa. In Africa, the Company incurred $59.4 million of acquisition, drilling and seismic costs during the first nine months of 2002 in South Africa, Gabon and Tunisia.

       South Africa. In South Africa, the Company incurred $30.6 million of capital costs during the first nine months of 2002 on the development of its Sable field that is expected to begin production during the first quarter of 2003. Development drilling is complete and floating production facility upgrades are in progress. Initial production from the project is expected to average approximately 15,000 Bbls of oil per day net to the Company's 40 percent working

                        PIONEER NATURAL RESOURCES COMPANY


interest. The Company is also evaluating its recently acquired seismic data and anticipates spudding three exploration wells during 2003.

       Gabon. In Gabon, the Company incurred $22.1 million of capital costs during the first nine months of 2002 drilling three appraisal wells that successfully extended the oil accumulation previously established by the Olowi Marin-1 discovery. The Company plans to take the information obtained from the four wells drilled to date and complete plans for potential initial development by year end. The Company also plans to spend the remaining portion of 2002 processing and interpreting seismic data on other areas of the oil rim and may drill additional extension wells in 2003. In addition, the Company is considering the possibility of drilling one or more wells targeting deeper horizons than those encountered in the first four wells.

       Tunisia. In Tunisia, the Company incurred $6.7 million of capital costs during the first nine months of 2002 to drill an exploration well, shoot 3-D seismic on its operated blocks and acquire a 40 percent non-operated interest in a fifth permit in Tunisia. In September 2002, the Company announced a successful exploration well in its newly acquired Borj El Khadra permit in the Ghadames basin onshore southern Tunisia. A total of four intervals were tested in the Adam 1 discovery well at a combined rate of 6,000 barrels of oil and condensate per day and 16 MMcf of gas per day. The field development plans contemplates connecting production to existing facilities of Eni S.p.A. ("Eni") 12 kilometers southwest of the location, pending partner and government approval. AGIP Tunisia BV, a wholly-owned subsidiary of Eni, is the operator with a 50 percent working interest; the Company has a 40 percent working interest; and Paladin Expro Limited has the remaining 10 percent working interest. Plans for 2003 include analyzing the seismic data acquired and drilling up to six exploration wells on nearby blocks, of which three are scheduled for early 2003.

Argentina Update

       The Company continues to monitor the political and economic environment in Argentina. During 2002, the Argentine government has continued to implement reforms that are intended to stabilize the economy, including the imposition of a 20 percent tax on oil exports effective March 1, 2002. The Company's oil and gas revenues have been reduced as a result of the Argentine peso devaluation and export tax; however, these reductions are mitigated by decreases in the costs of Argentine operations and administration as a result of the peso devaluation. During the second quarter of 2002, the Company had 5.5 million of peso deposits frozen in accounts at the Company's then local Argentine bank when the Central Bank of Argentina suspended the bank's operations. During the third quarter of 2002, the Company exchanged the peso deposits for 10-year U.S. dollar denominated Argentine bonds at an exchange rate of 1.4 pesos to $1. The Argentine bonds are being held as trading securities pending the Company being able to sell the bonds in the secondary market.

       Recently, the legal Counsel of the Republic of Argentina has issued opinions that are contradictory to a decree published in January 1990 that currently allows the Company to repatriate up to 70 percent of its cash proceeds from Argentine oil and gas export sales. The recent opinions indicate that the ability of oil and gas exporters to continue to freely dispose of up to 70 percent of their cash proceeds from oil and gas export sales outside of Argentina may be challenged. The impact of such a change, if it were to occur, on the Company's future financial position, results of operations and liquidity would depend on the extent to which the Company's ability to repatriate proceeds from export sales were restricted, the duration of such a restriction and the Company's future working capital and capital expenditure plans within Argentina.

       Changes in the value of the Argentine peso vis-a'-vis the U.S. dollar resulted in a noncash credit to other expense of $176 thousand and a noncash charge to other expense of $7.7 million during the three and nine month periods ended September 30, 2002, respectively. These credits and charges reflect the remeasurement of the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries, based on an exchange rate of 3.74 pesos to $1 as of September 30, 2002 and 3.8 pesos to $1 as of June 30, 2002.

New Accounting Pronouncement

       During April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical

                        PIONEER NATURAL RESOURCES COMPANY


Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, generally accepted accounting principles ("GAAP") required gains or losses on the early extinguishment of debt are required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt to be classified as components of a company's income or loss from continuing operations. The Company will adopt the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. When the Company adopts the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for prior years will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $168.3 million and $506.3 million for the three and nine month periods ended September 30, 2002, respectively, compared to $198.1 million and $674.7 million for the same respective periods in 2001. The decline in revenues was attributable to declines in commodity prices and slightly lower production volumes.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three and nine month periods ended September 30, 2002 and 2001:

                                           Three months ended       Nine months ended
                                               September 30,           September 30,
                                          --------------------     --------------------
                                            2002        2001         2002        2001
                                          --------    --------     --------    --------
       Production:
          Oil (MBbls)..................      2,724       3,029        8,639       9,329
          NGLs (MBbls).................      2,088       2,039        6,008       5,838
          Gas (MMcf)...................     35,404      34,452       96,065      97,710
          Total (MBOE).................     10,713      10,809       30,658      31,452
       Average daily production:
          Oil (Bbls)...................     29,611      32,920       31,646      34,172
          NGLs (Bbls)..................     22,693      22,158       22,007      21,383
          Gas (Mcf)....................    384,822     374,476      351,888     357,912
          Total (BOE)..................    116,441     117,491      112,301     115,208
       Average reported prices:
          Oil (per Bbl):
            United States..............   $  22.28    $  25.15     $  23.74    $  24.93
            Argentina..................   $  20.25    $  24.99     $  20.27    $  25.09
            Canada.....................   $  24.67    $  23.70     $  21.32    $  23.80
            Worldwide..................   $  21.77    $  25.06     $  22.86    $  24.95
          NGLs (per Bbl):
            United States..............   $  14.12    $  14.77     $  13.05    $  18.56
            Argentina..................   $  12.73    $  16.93     $  13.12    $  21.93
            Canada.....................   $  14.57    $  18.66     $  15.85    $  23.31
            Worldwide..................   $  14.10    $  15.01     $  13.17    $  18.87
          Gas (per Mcf):
            United States..............   $   3.08    $   3.54     $   3.12    $   4.34
            Argentina..................   $    .42    $   1.39     $    .49    $   1.33
            Canada.....................   $   2.31    $   1.69     $   2.41    $   3.35
            Worldwide..................   $   2.25    $   2.66     $   2.39    $   3.40

       On a BOE basis, the Company's worldwide average daily production declined by less than one percent and three percent during the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. On a BOE basis, average daily production during the first nine months of 2002, as compared to that of the first nine months of 2001, increased by two percent in the United States, while production in Argentina and Canada decreased

                        PIONEER NATURAL RESOURCES COMPANY


by 14 percent and eight percent, respectively. Domestic production volumes increased primarily as a result of the 42 unconsolidated affiliate partnerships that were merged into a wholly-owned subsidiary of the Company in December 2001 and the West Panhandle acquisition that was closed in July 2002, partially offset by natural decline. Production volumes in Argentina declined primarily due to reduced gas demand and the Company's curtailment of drilling activities during the first half of 2002, as the Company monitored developing political and economic reforms. During the third quarter of 2002, the Company resumed oil drilling activities in Argentina (see "Drilling Highlights" above). The Canada volume decrease was primarily attributable to the sale of the Rycroft/Spirit River field in December 2001.

       Fourth quarter 2002 production volumes are expected to average 118 MBOE to 124 MBOE per day. Included in the mid-point of the estimate is 70 MMcf per day net to the Company from Canyon Express as the project ramps up during the fourth quarter to full production.

       Comparing the third quarter of 2002 to the same period in 2001, the Company's average worldwide oil price decreased 13 percent; the Company's average worldwide NGL price decreased six percent; and the Company's average worldwide gas price decreased 15 percent (the Company's North American gas price decreased by seven percent). Comparing the first nine months of 2002 to the same period in 2001, the Company's average worldwide oil price decreased by eight percent; the Company's average worldwide NGL price decreased by 30 percent; and the Company's average worldwide gas price decreased by 30 percent (the Company's North American gas price decreased by 28 percent).

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swaps and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three months ended September 30, 2002, the Company's commodity price hedges decreased oil revenues by $7.2 million and increased gas revenues by $5.8 million, as compared to increases of $.7 million and $14.6 million, respectively, during the third quarter of 2001. During the nine months ended September 30, 2002, the Company's commodity price hedges increased oil and gas revenues by $8.2 million and $26.3 million, respectively, as compared to decreases in oil and gas revenues attributable to hedge activities of $7.4 million and $18.6 million, respectively, during the nine months ended September 30, 2001. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and nine month periods ended September 30, 2002 and 2001.

       Interest and other revenues. Interest and other revenues during the three and nine month periods ended September 30, 2002 totaled $7.1 million and $9.1 million, respectively, as compared to $6.5 million and $22.6 million during the same respective periods of 2001. Interest and other revenue for the three months ended September 30, 2002 included $3.5 million from a reduction to the Company's Kansas ad valorem contingency (see Note F included in Item 1. "Financial Statements" for information regarding the Kansas ad valorem contingency). Interest and other revenue for the three months ended September 30, 2001 included $4.5 million from the early settlement of a contractual right received as part of a prior litigation settlement. Interest and other revenue for the nine months ended September 30, 2001 also included a $7.3 million mark-to-market gain recognized on the Company's BTU swap agreements that did not qualify for hedge accounting treatment.

       Gain (loss) on disposition of assets. During the three and nine months ended September 30, 2002, the Company recorded $3.4 million and $4.4 million, respectively, of net gains on the disposition of assets, as compared to an $88 thousand loss on the disposition of assets during the three months ended
September 30, 2001 and a gain of $8.7 million during the nine months ended September 30, 2001. The net gains recorded on the disposition of assets during the three and nine month periods ended September 30, 2002 included a $2.8 million gain on the sale of non-strategic Oklahoma assets acquired during 2002 in connection with the acquisitions of West Panhandle gas field assets (see Note D included in "Item 1. Financial Statements" and "Recent Activities", above, for additional information regarding the West Panhandle gas field acquisitions). The gains recognized during the first nine months of 2001 were primarily comprised of an $8.1 million gain from the sale of shares of a non-affiliated entity's common stock.

                        PIONEER NATURAL RESOURCES COMPANY


       Production costs. During the three and nine month periods ended September 30, 2002, total production costs per BOE averaged $4.66 and $4.92, respectively, representing decreases of $.12 per BOE (three percent) and $.15 per BOE (three percent), as compared to total production costs per BOE of $4.78 and $5.07 per BOE, respectively, during the same periods in 2001. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes. The Company's production cost components for the three and nine month periods ended September 30, 2002 and 2001are presented in the following table:

                                            Three months ended      Nine months ended
                                               September 30,           September 30,
                                           -------------------      ------------------
                                             2002        2001         2002      2001
                                           -------     -------      -------    -------
                                                            (per BOE)

     Lease operating expense............   $  2.63     $  2.89      $  2.93    $  2.61
     Taxes:
        Production......................       .60         .61          .58        .81
        Ad valorem......................       .54         .52          .54        .47
     Field fuel expenses................       .63         .60          .59       1.00
     Workover costs.....................       .26         .16          .28        .18
                                            ------      ------       ------     ------
           Total production costs.......   $  4.66     $  4.78      $  4.92    $  5.07
                                            ======      ======       ======     ======

       The quarter-to-quarter decrease in lease operating expenses was attributable to lower Argentine expenses on a U.S. dollar equivalent basis due to the devaluation of the Argentine peso versus the U.S. dollar and cost savings on the assets acquired as part of the West Panhandle acquisition. Lease operating expenses, on a per BOE basis, have increased during the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, primarily due to decreases in the third party gas processing and treating income component of lease operating expenses, which are directly related to gas prices. The decrease in third party gas processing and treating income during 2002 was offset by lower Argentine lease operating expenses resulting from the devaluation during 2002 of the Argentine peso relative to the U.S. dollar.

       Based on market-quoted commodity prices in October 2002, the Company expects fourth quarter 2002 production costs to average $4.75 to $5.00 per BOE.

       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $5.11 and $5.09 during the three and nine month periods ended September 30, 2002, respectively, as compared to $5.56 and $5.39 during the three and nine month periods ended September 30, 2001. Depletion expense per BOE, the largest component of depletion, depreciation and amortization, was $4.91 and $4.88 per BOE during the three and nine month periods ended September 30, 2002, respectively, as compared to $5.26 and $5.05 per BOE during the same periods in 2001. The decrease in depletion expense per BOE during 2002 as compared to 2001 was primarily due to increased proved reserves in Argentina as a result of the successful exploration and extension drilling program in Argentina during 2001 at favorable finding costs and a greater portion of 2002 worldwide production being lower-cost- basis domestic production than was the case during 2001.

       The Company expects fourth quarter 2002 depletion, depreciation and amortization expense to average $5.50 to $5.75 per BOE. The increase is principally due to the higher depletion rate per BOE attributable to the production from Canyon Express.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments, geological and geophysical costs were $18.3 million and $57.3 million during the three and nine month periods ended September 30, 2002, respectively, as compared to $24.7 million and $94.1 million during the same respective periods in 2001. During the nine months ended September 30, 2002, the Company's exploratory dry holes in the United States were primarily comprised of the Turnberry exploratory well that was drilled in the Gulf of Mexico and was determined to be noncommercial, the first Ozona Deep appraisal sidetrack which was unsuccessful during the second quarter of 2002 and the Mustang Island 861 #3 well in the Stirrup prospect that was determined to be unsuccessful during the third quarter of 2002.

                        PIONEER NATURAL RESOURCES COMPANY


       The following table provides the Company's geological and geophysical, exploratory dry hole, lease abandonment and other exploration expenses by country for the three and nine month periods ended September 30, 2002 and 2001:

                                                    United                               Other
                                                    States     Argentina     Canada     Foreign      Total
                                                   --------    ---------    --------    --------    ---------
                                                                          (in thousands)
    Three months ended September 30, 2002:
      Geological and geophysical................   $  6,210     $    114    $    682    $  1,450    $  8,456
      Exploratory dry holes.....................      4,119        1,212           8          45       5,384
      Leasehold abandonments and other..........      2,228        1,517         739         -         4,484
                                                    -------      -------     -------     -------     -------
                                                   $ 12,557     $  2,843    $  1,429    $  1,495    $ 18,324
                                                    =======      =======     =======     =======     =======
    Three months ended September 30, 2001:
      Geological and geophysical...............    $  8,463     $    827    $    163    $  2,617    $ 12,070
      Exploratory dry holes....................       6,764        1,291       1,195       1,589      10,839
      Leasehold abandonments and other.........       1,065          610          82         -         1,757
                                                    -------      -------     -------     -------     -------
                                                   $ 16,292     $  2,728    $  1,440    $  4,206    $ 24,666
                                                    =======      =======     =======     =======     =======
    Nine months ended September 30, 2002:
      Geological and geophysical................   $ 16,512     $  3,329    $  3,049    $  5,303    $ 28,193
      Exploratory dry holes.....................     18,803        1,611       1,198         249      21,861
      Leasehold abandonments and other..........      4,526        1,691       1,025           8       7,250
                                                    -------      -------     -------     -------     -------
                                                   $ 39,841     $  6,631    $  5,272    $  5,560    $ 57,304
                                                    =======      =======     =======     =======     =======
    Nine months ended September 30, 2001:
      Geological and geophysical...............    $ 22,264     $  2,283    $    662    $ 11,395    $ 36,604
      Exploratory dry holes....................      25,043        3,423       6,550      10,030      45,046
      Leasehold abandonments and other.........       3,260        7,505       1,709           8      12,482
                                                    -------      -------     -------     -------     -------
                                                   $ 50,567     $ 13,211    $  8,921    $ 21,433    $ 94,132
                                                    =======      =======     =======     =======     =======

       The Company expects fourth quarter 2002 exploration and abandonment expense to be $15 million to $30 million, dependent largely on exploratory drilling results.

       General and administrative expenses. General and administrative expenses for the three and nine month periods ended September 30, 2002 were $12.5 million and $35.1 million, respectively, as compared to general and administrative expenses of $8.2 million and $26.6 million during the same respective periods in 2001. The $4.3 million and $8.5 million increases in general and administrative expenses during the three and nine month periods ended September 30, 2002, as compared to the same periods in 2001, were principally due to the elimination of operating overhead being charged by the Company to the 42 unconsolidated affiliated partnerships that were merged into a wholly-owned subsidiary of the Company during December 2001. Additionally, the Company awarded 645,545 shares of restricted stock to directors, officers and key employees as part of the Company's compensation program. Amortization of the deferred costs of the restricted stock increased general and administrative expenses by approximately $.3 million during the three and nine month periods ended September 30, 2002.

       The Company expects fourth quarter 2002 general and administrative expense to be approximately $13 million. The increase in forecasted general and administrative expense is principally due to approximately $1.0 million of restricted stock amortization that is scheduled to be recognized in general and administrative expense during the fourth quarter of 2002.

       Interest expense. Interest expense for the three and nine months ended September 30, 2002 was $20.3 million and $71.4 million, respectively, as compared to $32.3 million and $102.1 million for the same periods in 2001, respectively. The $12.0 million (37 percent) decrease in interest expense during the three months ended September 30, 2002, as compared to the same period in 2001, was primarily due to a $4.1 million increase in interest savings from the Company's interest rate hedging program, reductions in underlying market interest rates, approximately $2.3 million of savings from the repayment of the West Panhandle gas field capital obligation in July 2002, the retirement of the Company's 10-5/8 percent and 11-5/8 percent senior notes during the third

                        PIONEER NATURAL RESOURCES COMPANY


quarter of 2001,the repurchase of $85.8 million of the Company's 9-5/8 percent senior notes during the fourth quarter of 2001 and the first nine months of 2002 and a $3.8 million increase in capitalized interest.

       The $30.7 million (30 percent) decrease in interest expense during the nine months ended September 30, 2002, as compared to the same period in 2001, is primarily the result of a $15.8 million increase in interest savings from the Company's interest rate hedging program, reductions in underlying market interest rates, approximately $2.3 million of savings from the repayment of the West Panhandle gas field capital obligation, the retirement of the Company's 10-5/8 percent and 11-5/8 percent senior notes during the third quarter of 2001, the repurchase of $85.8 million of the Company's 9-5/8 percent senior notes during the fourth quarter of 2001 and the first half of 2002 and a $6.0 million increase in capitalized interest.

       As noted above, increases in capitalized interest and hedge gains on interest rate swaps significantly decreased the Company's interest expense during the three and nine month periods ended September 30, 2002. The largest capital project for which interest has been capitalized by the Company is the Canyon Express development project, which was completed and placed into operation during September 2002. As such, capitalization of Canyon Express interest costs has ceased. Additionally, as discussed in Note C of Item 1. "Financial Statements", the Company has terminated the interest rate swaps that hedge the fair value of its long-term debt and has deferred $43.0 million of aggregate hedge gains that will be amortized as reductions to the interest expense of future periods.

       The Company expects fourth quarter 2002 interest expense to be $23 million to $25 million. The forecasted increase in interest expense during the fourth quarter of 2002 is principally due to completion of the Canyon Express development project. Additionally, based on the Company's ratio of total debt to earnings before depletion, depreciation and amortization expense; exploration and abandonments; interest expense; income taxes; gain or loss on the disposition of assets; extraordinary items; commodity related amortization; and, other noncash charges and expenses during the year ended September 30, 2002, he effective annual rate of interest incurred on borrowings under the Company's $575 million corporate credit facility is expected to increase by 12.5 basis points during the fourth quarter of 2002.

       Other expenses. Other expense for the three and nine month periods ended September 30, 2002 was $2.1 million and $15.3 million, respectively, compared to $2.0 million and $29.1 million for the same periods in 2001. Significant elements of the $13.8 million decrease in other expense during the nine months ended September 30, 2002, as compared to the same period in 2001, included a $9.6 million decrease in charges associated with ineffective and excluded components of changes in the fair value of hedge derivatives, an $8.0 million decrease in gas marketing losses and a $6.6 million decrease in mark-to-market charges associated with non-hedge derivatives, partially offset by $7.7 million of 2002 charges associated with the remeasurement of Argentine net monetary assets. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the Company's derivative instruments and "Argentina Update", above, for information regarding political and economic developments in Argentina.

       Income tax provision. During the three and nine month periods ended September 30, 2002, the Company recognized income tax provisions of $2.2 million and $3.2 million, respectively, compared to income tax provisions of $2.4 million and $5.4 million for the three and nine month periods ended September 30, 2001, respectively. Due to uncertainties regarding the Company's utilization of net operating loss carryforwards and other credit carryforwards, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company's deferred tax valuation reserves will be reduced when the Company's financial results establish that it is more likely than not that deferred tax assets previously reserved will be used prior to their expiration.

       During the fourth quarter of 2002, the Company estimates that its income tax provision will be approximately $2 million and primarily associated with Argentine operations as the Company benefits from its net operating loss carryforwards in the United States and Canada.

       Extraordinary items - loss on early extinguishment of debt, net of tax. During the three and nine month periods ended September 30, 2002, the Company repurchased $27.1 million and $47.1 million, respectively, of its outstanding 9-5/8 percent senior notes due 2010. In connection therewith, the Company recognized losses of $3.9 million and $6.7 million which are classified as extraordinary items in the Company's consolidated statements of operations for the three and nine month periods ended September 30, 2002, respectively. Additionally, during July 2002, the Company repaid a $45.2 million capital cost

                        PIONEER NATURAL RESOURCES COMPANY


obligation in connection with the acquisition of West Panhandle field assets (see Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Recent Activities", above, for information regarding the West Panhandle field acquisitions). Associated with the repayment of the capital cost obligation, the Company recognized a third quarter 2002 extraordinary loss, net of associated taxes, of $15.6 million. See "New Accounting Pronouncement", above, for information regarding the future classification of gains and losses from the early extinguishment of debt. In July 2001, the Company redeemed its outstanding 11-5/8 percent senior subordinated discount notes due 2006 and 10-5/8 percent subordinated notes due 2006 for $31.0 million. The aggregate carrying value of the 11-5/8 percent senior subordinated discount notes due 2006 and 10-5/8 percent senior subordinated notes due 2006 was $32.4 million. Associated with this redemption, the Company recognized an extraordinary gain of $1.4 million during the three and nine month periods ended September 30, 2001.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

       Oil and gas properties. The Company's cash capital expenditures for oil and gas producing activities during the three and nine month periods ended September 30, 2002 totaled $226.4 million and $489.7 million, respectively. The Company's third quarter 2002 capital expenditures were funded by $87.7 million of net cash provided by operating activities, $59.9 million of proceeds from the disposition of assets (see "Sales of Assets", below) and borrowings under the Company's credit facility. The Company's capital expenditures during the nine months ended September 30, 2002 were funded by $228.3 million of net cash provided by operating activities, $118.8 million of proceeds from the disposition of assets and a portion of the net proceeds from the Stock Offering. The Company's capital expenditures for the first nine months of 2001 were internally funded by net cash provided by operating activities.

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity hedges and other contracts. During the nine months ended September 30, 2002, the Company increased its long-term debt by $73.5 million, reduced its obligations under the Btu swap agreements by $4.5 million and settled terminated commodity hedge obligations for $27.8 million. Additionally, the Company terminated interest rate swap contracts, locking-in deferred cash gains of $32.0 million and settled a $45.2 million capital cost obligation that bore interest at an annual rate of 20 percent for $60.8 million (see Notes C and D in Item 1. "Financial Statements" for additional information regarding these transactions). Contractual obligations for which the ultimate settlement amounts are not fixed and determinable include derivative contracts that are sensitive to future changes in commodity prices, currency exchange rates and interest rates. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the nine months ended September 30, 2002.

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

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its remaining capital commitments in 2002.

       Operating activities. Net cash provided by operating activities was $87.7 million and $228.3 million during the three and nine months ended September 30, 2002, respectively, as compared to net cash provided by operating activities of $122.9 million and $390.0 million for the same periods in 2001. The decrease in net cash provided by operating activities during the three and nine months ended September 30, 2002, as compared to the same periods in 2001, was primarily due to declines in commodity prices and slightly lower production volumes.

                        PIONEER NATURAL RESOURCES COMPANY


       Financing activities. During the three and nine months ended September 30, 2002, the Company received $90.4 million and $163.8 million, respectively, of net cash from financing activities. During April 2002, the Company completed the Stock Offering and Debt Offering for aggregate net proceeds of $382.7 million. The net proceeds were utilized to fund the acquisition of the Falcon assets and associated acreage in the deepwater Gulf of Mexico and the July 2002 closing of the West Panhandle transaction.

       During April 2002, the Company entered into interest rate swap contracts to hedge the fair value of $150 million of its 8-7/8 percent senior notes due in 2005. The terms of these swap contracts obligated the Company to pay the counterparties a variable annual rate equal to the six-month London Interbank Offered Rate plus 3.97 percent and obligated the counterparties to pay the Company a fixed rate of 8-7/8 percent. The interest rate swap contracts were to mature on April 15, 2005. During September 2002, the Company terminated the interest rate swaps associated with the 8-7/8 percent senior note and its other interest rate swap agreements in order to lock-in $32.0 million of hedge gains that will be amortized as reductions in the Company's interest expense reported during future operating periods. See Note C in Item 1. "Financial Statements" for additional information regarding interest rate swap transactions.

       During the three and nine month periods ended September 30, 2002, the Company repurchased $27.1 million and $47.1 million of respective principal amounts of its 9-5/8 percent senior notes due 2010 and repaid $45.2 million of capital cost obligations. See "Results of Operations" for additional information regarding these early extinguishments of debt.

       Outstanding borrowings under the corporate credit facility totaled $221.0 million as of September 30, 2002. The weighted average interest rate on the Company's indebtedness for the three and nine months ended September 30, 2002 was 4.63 percent and 5.57 percent, respectively, as compared to 7.27 percent and
7.79 percent for the same respective periods in 2001, taking into account the effect of lower market interest rates, the Company's interest rate hedge gains and capitalized interest.

       As the Company pursues its strategy, it may utilize various financing sources, including fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's Board of Directors. Although there are no definitive plans to issue securities of the types described above, the Company filed a new $1 billion shelf registration with the SEC during May 2002 to increase the Company's ability to react to future financing opportunities in a timely manner.

       Sales of assets. During the three and nine months ended September 30, 2002, proceeds from asset dispositions totaled $59.9 million and $118.8 million, respectively, as compared to $57.8 million and $73.0 million for the same periods in 2001. The Company's assets divested during 2002 were primarily comprised of hedge derivatives and gas balancing assets. During the three and nine month periods ended September 30, 2001, the sale of hedge derivatives and an investment in a non-affiliated entity were the primary sources of the Company's proceeds from asset dispositions.

       Book capitalization and liquidity. Total debt was $1.65 billion as of September 30, 2002, as compared to total debt of $1.58 billion on December 31, 2001. The Company's total book capitalization at September 30, 2002 was $3.05 billion, consisting of total debt and stockholders' equity of $1.4 billion. Consequently, the Company's debt to total capitalization decreased to 54 percent at September 30, 2002 from 55 percent at December 31, 2001. The Company's ratio of current assets to current liabilities was .67 at September 30, 2002 and 1.12 at December 31, 2001. The decline in the ratio of current assets to current liabilities was primarily due to declines in the fair values of hedge derivatives. Including $27.9 million of undrawn and outstanding letters of credit, the Company has $326.1 million of unused borrowing capacity available under its corporate credit facility as of September 30, 2002.

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

       The following table reconciles the changes that occurred in the fair values of the Company's derivative contracts during the first nine months of 2002:

                                                       Derivative Contract Assets (Liabilities)
                                                    --------------------------------------------
                                                                              Foreign
                                                                 Interest    Exchange
                                                    Commodity      Rate         Rate       Total
                                                    ---------   ----------   --------   ---------
                                                                     (in thousands)

       Fair value of contracts outstanding
          as of December 31, 2001...............    $ 180,554   $ (19,637)    $   61    $ 160,978
       Changes in contract fair value...........     (118,286)     62,786        159      (55,341)
       Contract realizations:
           Maturities...........................      (61,244)    (11,155)      (192      (72,591)
           Termination - cash settlements.......      (59,289)    (31,994)       -        (91,283)
                                                     --------     -------       ----      -------
       Fair value of contracts outstanding
          as of September 30, 2002..............    $ (58,265)  $     -       $   28    $ (58,237)
                                                     ========    ========      =====     ========

       A material change in the Company's portfolio of financial instruments has occurred since December 31, 2001. The following disclosure reflects information about financial instruments that the Company was a party to as of September 30, 2002. The Company may recognize future gains or losses on its portfolio of financial instruments from changes in commodity prices, interest rates or foreign exchange rates.

       Interest rate sensitivity. During the nine months ended September 30, 2002, the Company sold $150 million of 7-1/2 percent senior notes due 2012, reduced its outstanding borrowings under the Company's corporate credit facility and terminated its interest rate swap agreements for proceeds of $32.0 million. The following table provides information, in U. S. dollar equivalent amounts, about financial instruments that the Company was a party to as of September 30, 2002 and which are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company is obligated to periodically pay on the debt as of September 30, 2002. For variable rate debt, the average interest rate represents the average rates currently being paid on the debt projected forward based upon eurodollar synthetic forward rates.

                            Interest Rate Sensitivity
                 Financial Instruments as of September 30, 2002

                                                                                                                  (Liability)
                                  2002       2003       2004        2005       2006     Thereafter     Total      Fair Value
                                --------   --------   --------   ---------   --------   ----------   ----------   -----------
                                                          (in thousands except interest rates)
Total Debt:
  U.S. dollar denominated
   maturities:
     Fixed rate debt..........  $   -      $   -      $   -      $150,000    $   -      $1,279,756   $1,429,756   $(1,395,791)
     Weighted average
       interest rate..........     7.94%      7.94%      7.94%       7.87%      7.83%         7.83%
     Variable rate debt.......  $   -      $   -      $   -      $221,000    $   -      $      -     $  221,000   $  (221,000)
     Average interest rates...     3.32%      4.08%      6.44%       7.97%

                        PIONEER NATURAL RESOURCES COMPANY


     Commodity price sensitivity. During the first nine months of 2002, the Company entered into additional oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of September 30, 2002.

     See Note C of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of September 30, 2002

                                                                                (Liability)
                                                  2002      2003       2004     Fair Value
                                                -------   -------    -------    ----------
                                                 (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts............................    22,000    28,000     14,000     $(29,383)
      Weighted average fixed price per Bbl...   $ 23.91   $ 24.44    $ 23.11
  Average forward NYMEX oil
   prices per Bbl (2)........................   $ 26.81   $ 25.03    $ 23.16

---------------
(1)   See Note C of Notes to Consolidated Financial Statements included in "Item
      1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) The average forward NYMEX oil prices are based on October 30, 2002 market quotes.


                              Gas Price Sensitivity
            Derivative Financial Instruments as of September 30, 2002

                                                                                           2006
                                                                                            &        (Liability)
                                               2002       2003       2004       2005       2007      Fair Value
                                             --------   --------   --------   --------   ---------   -----------
                                                         (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts..........................   140,000    230,000    210,000     90,000      20,000    $ (22,983)
    Weighted average fixed price per
      MMBtu................................  $   3.98   $   3.83   $   3.84   $   3.74    $   3.75
   Collar contracts........................   120,000                                                 $  (5,899)
    Weighted average short call ceiling
      price per MMBtu......................  $   3.64
    Weighted average long put floor price
      per MMBtu............................  $   2.79
  Average forward NYMEX gas
   prices per MMBtu (3)....................  $   4.39   $   4.12   $   3.95   $   3.83    $   3.81

--------------
(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note C of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3) The average forward NYMEX gas prices are based on October 30, 2002 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY


Item 4.      Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the filing date of this Report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that the Company's disclosure controls and procedures are effective.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item 4. (a), above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

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

10.3 Third Supplemental Indenture dated as of April 30, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

10.4 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

10.5 Guarantee dated April 30, 2002 of Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001- 13245, filed with the SEC on May 14, 2002).

Reports on Form 8-K

        During the three months ended September 30, 2002, the Company filed one Current Report on Form 8-K dated July 24, 2002. The Company's July 24, 2002 Form 8-K provided, under Items 7 and 9, (i) the Company's news release dated July 24, 2002 that announced the Company's financial and operating results for the three and six month periods ended June 30, 2002, an operational update and the Company's third quarter 2002 financial outlook; and (ii) tables summarizing, as of July 23, 2002, the Company's open oil hedge positions, open gas hedge positions and deferred hedge gains and losses on terminated commodity hedges.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             PIONEER NATURAL RESOURCES COMPANY





Date:       October 31, 2002             By:   /s/ Timothy L. Dove
                                             ----------------------------------
                                               Timothy L. Dove
                                               Executive Vice President and
                                               Chief Financial Officer


Date:       October 31, 2002             By:   /s/ Richard P. Dealy
                                             ----------------------------------
                                               Richard P. Dealy
                                               Vice President and Chief
                                               Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY


                                 CERTIFICATIONS

I, Scott D.  Sheffield, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pioneer Natural Resources Company (the "Company"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other   certifying  officer  and  I  are  responsible   for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002




                                       /s/ Scott D.  Sheffield
                                      -----------------------------------------
                                      Scott D.  Sheffield, Chairman, President
                                      and Chief Executive Officer

                        PIONEER NATURAL RESOURCES COMPANY



I, Timothy L.  Dove, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pioneer Natural Resources Company (the "Company"):

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.   The  Company's  other  certifying  officer   and  I  are  responsible   for
establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002




                                       /s/ Timothy L.  Dove
                                     ------------------------------------------
                                     Timothy L.  Dove, Executive Vice President
                                     and Chief Financial Officer

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

10.3 Third Supplemental Indenture dated as of April 30, 2002, among Pioneer Natural Resources Company, Pioneer Natural Resources USA, Inc. as the subsidiary guarantor and The Bank of New York, as Trustee (incorporated by reference to Exhibit
         10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

10.4 Form of 7.50% Senior Notes due 2012 of Pioneer Natural Resources Company (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001- 13245, filed with the SEC on April 29, 2002).

10.5 Guarantee dated April 30, 2002 of Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).