Form 10-K
period 2002-12-31
PIONEER NATURAL RESOURCES CO
filed 2003-02-21
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

        Common Stock.................................   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES    X        NO ___
     ----

Aggregate market value of the voting common equity held by
non-affiliates of the Registrant computed by reference  to
the price at which the common equity was last sold, or the
average bid and  asked price of such common equity,  as of
the last  business day  of the  Registrant's most recently
completed second fiscal quarter .............................    $3,011,384,455

Number of shares of Common Stock outstanding as of
 February 17, 2003 ..........................................       117,299,334

                      Documents Incorporated by Reference:

(1)  Proxy  Statement for Annual Meeting of Shareholders to be held May 15, 2003
     - Referenced in Part III of this report.

                                TABLE OF CONTENTS



                                                                           Page

Definitions of Oil and Gas Terms and Conventions Used Herein.............    4

                                     PART I

Item 1.     Business.....................................................    5

            General......................................................    5
            Available Information........................................    5
            Mission and Strategies.......................................    5
            Business Activities..........................................    6
            Operations by Geographic Area................................    8
            Marketing of Production......................................    9
            Competition, Markets and Regulations.........................    9
            Risks Associated with Business Activities....................   11

Item 2.     Properties...................................................   13

            Proved Reserves..............................................   14
            Finding Cost and Reserve Replacement.........................   14
            Description of Properties....................................   15
            Selected Oil and Gas Information.............................   19

Item 3.     Legal Proceedings............................................   22

Item 4.     Submission of Matters to a Vote of Security Holders..........   22

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related
             Stockholder Matters.........................................   22

Item 6.     Selected Financial Data......................................   23

Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.........................   24

            2002 Financial and Operating Performance.....................   24
            2003 Outlook.................................................   25
            Critical Accounting Estimates................................   26
            New Accounting Pronouncements................................   27
            Results of Operations........................................   28
            Capital Commitments, Capital Resources and Liquidity.........   33

                            TABLE OF CONTENTS


                                                                           Page

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...   36

            Quantitative Disclosures.....................................   36
            Qualitative Disclosures......................................   40

Item 8.     Financial Statements and Supplementary Data..................   41

            Index to Consolidated Financial Statements...................   41
            Independent Auditors' Report.................................   42
            Consolidated Financial Statements............................   43
            Notes to Consolidated Financial Statements...................   48
            Unaudited Supplementary Information..........................   81

Item 9.     Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure....................................   87

                                PART III

Item 10.    Directors and Executive Officers of the Registrant...........   87

Item 11.    Executive Compensation.......................................   87

Item 12.    Security Ownership of Certain Beneficial Owners
             and Management..............................................   87

Item 13.    Certain Relations and Related Transactions...................   87

Item 14.    Controls and Procedures......................................   87

                                 PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K.................................................   88

            Signatures...................................................   94

            Certifications...............................................   95

            Exhibit Index................................................   97

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

Definitions of Oil and Gas Terms and Conventions Used Herein

       Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "Bcf" means one billion cubic feet; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "LIBOR" means London Interbank Offered Rate, which is a market rate of interest; "MMBtu" means one million Btu's; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid;
"NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
       (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
       (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
       (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

       "Standardized Measure" means the after-tax present value of estimated future net revenues of proved reserves, determined in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), using prices and costs in effect at the specified date and a 10 percent discount rate; "acquisition and finding cost per BOE" means total costs incurred divided by the summation of proved reserves attributable to revisions of previous estimates, purchases of minerals in place and new discoveries and extensions; and "reserve replacement percentage" means, expressed as a percentage, the summation of annual proved reserves, on a BOE basis, attributable to revisions of previous estimates, purchases of minerals in place and new discoveries and extensions divided by annual production of oil, NGLs and gas, on a BOE basis.

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

       The Company's executive offices are located at 5205 N. O'Connor Blvd., Suite 1400, Irving, Texas 75039. The Company's telephone number is (972) 444-9001. The Company maintains other offices in Midland, Texas; Buenos Aires, Argentina; Calgary, Canada; Capetown, South Africa; and Tunis, Tunisia. At December 31, 2002, the Company had 979 employees, 491 of whom were employed in field and plant operations.

Available Information

       Pioneer files annual, quarterly, and current reports, proxy statements, and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that Pioneer files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Pioneer, that file electronically with the SEC. The public can obtain any documents that Pioneer files with the SEC at http://www.sec.gov.

       The Company also makes available free of charge on or through its Internet website (http://www.pioneernrc.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Mission and Strategies

       The Company's mission is to provide shareholders with superior investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are predicated on maintaining financial flexibility and capital allocation discipline. Historically, these strategies have been anchored by the Company's long-lived Spraberry oil field and Hugoton and West Panhandle gas fields' reserves and production. Underlying these fields are approximately 65 percent of the Company's proved oil and gas reserves which have a remaining productive life in excess of 40 years. The stable base of oil and gas production from these fields, combined with: (i) production from the Company's Canyon Express gas project which began production in September 2002; (ii) the initial production from the Company's Falcon gas discovery in the deepwater Gulf of Mexico and the Sable oil discovery in South Africa expected during the second quarter of 2003; and (iii) initial production from the Company's Devils Tower oil discovery in the deepwater Gulf of Mexico expected during the first quarter of 2004, will generate the operating cash flows that will provide Pioneer with continued financial flexibility. These exploration successes represent the results of the Company's ability to selectively reinvest capital from the long-lived Spraberry, Hugoton and West Panhandle fields to areas offering superior investment returns. Similarly, the Company will continue to: (a) selectively explore for and develop proved reserve discoveries in areas that offer superior reserve growth and profitability potential; (b) invest in the personnel and technology necessary to maximize the Company's exploration and development successes; and (c) enhance liquidity, allowing the Company to take advantage of future exploration, development and acquisition opportunities. The Company is committed to continuing to enhance shareholder investment returns through adherence to these strategies.

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

      Petroleum industry. The petroleum industry has been characterized by fluctuating oil, NGL and gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2002. During and just prior to 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other oil exporting nations reduced their oil export volumes. Those reductions in oil export volumes had a positive impact on world oil prices, as did overall gas supply and demand fundamentals on North American gas prices. During 2001, world oil and North American gas supply and demand fundamentals shifted, primarily as a result of an economic recession curtailing demand, causing reductions in world oil and North American gas prices. During 2002, world oil prices increased in response to political unrest and supply disruptions in the Middle East and Venezuela. During the third and fourth quarters of 2002, North American gas prices improved as market fundamentals strengthened. The Company's outlook for 2003 commodity prices is uncertain. Significant factors that will impact 2003 commodity prices include the final resolution of issues currently impacting Iraq and Venezuela; the extent to which members of OPEC and other oil exporting nations are able to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals. To mitigate the impact of volatile commodity prices on the Company's net asset value, Pioneer periodically enters into commodity hedge contracts. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during 2002, 2001 and 2000 from the Company's hedging activities and the Company's open hedge positions at December 31, 2002.

      The Company. The Company's asset base is anchored by the Spraberry oil field located in West Texas, the Hugoton gas field located in Southwest Kansas and the West Panhandle gas field located in the Texas Panhandle. Complementing these areas, the Company has exploration and development opportunities and/or oil and gas production activities in Alaska, the United States Gulf of Mexico and onshore Gulf Coast areas, and internationally in Argentina, Canada, Gabon, South Africa and Tunisia. Combined, these assets create a portfolio of resources and opportunities that are well balanced among oil, NGLs and gas, and that are also well balanced between long-lived, dependable production and exploration and development opportunities. Additionally, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.

      The Company provides administrative, financial and management support to United States and foreign subsidiaries that explore for, develop and produce oil, NGL and gas reserves. Production operations are principally located domestically in Texas, Kansas, Louisiana and the Gulf of Mexico, and internationally in Argentina and Canada.

      Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGL and gas through development drilling, production enhancement activities and acquisitions of producing properties while minimizing the controllable costs associated with the production activities. During 2002, the Company's average daily oil, NGL and gas production decreased primarily due to normal production declines, reduced Argentine demand for gas, the Company's curtailment of Argentine drilling activities during the first half of 2002 and the December 2001 sale of the Company's Rycroft/Spirit River field in Canada. During 2001 and 2000, the Company's average daily oil, NGL and gas production decreased primarily as a result of oil and gas property divestitures that were supportive of the Company's debt reduction goal. Production, price and cost information with respect to the Company's properties for each of 2002, 2001 and 2000 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

       Drilling activities. The Company seeks to increase its oil and gas reserves, production and cash flow through exploratory and development drilling and by conducting other production enhancement activities, such as well recompletions. During the five years ended December 31, 2002, the Company drilled 1,810 gross (1,279.7 net) wells, 88.5 percent of which were successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $1.6 billion. During 2002, the Company drilled 229 gross (153.2 net) wells. Drilling and facility costs (net to the Company's interest) totaled $439.3 million during 2002, 79 percent of which was spent on development activities including $221.6 million towards completing the Canyon Express, Falcon and Devils Tower deepwater Gulf of Mexico projects and the Sable project offshore South Africa. The Company's current 2003 capital expenditure budget is expected to range from $450 million to $550 million. Excluding the 2002 Falcon field and West Panhandle field acquisitions, the Company's 2003 capital expenditure budget is comparable to 2002 costs incurred for oil and gas producing activities. Development expenditures to complete the Falcon, Devils Tower and Sable projects will decline to approximately $35 million during 2003, while aggressive development drilling programs in the Company's core Spraberry oil field, Hugoton and West Panhandle gas fields, the United States Gulf Coast, Argentina and Canada will resume with approximately twice as many wells anticipated in 2003 versus 2002. The Company has allocated the budgeted 2003 capital expenditures as follows: 65 percent to development drilling and facility activities and 35 percent to exploration activities.

      The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2002 include proved undeveloped reserves and proved developed reserves that are behind pipe of 154.2 million Bbls of oil and NGLs and 647.7 Bcf of gas. Development of those reserves will require future capital expenditures. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of undeveloped prospects provides attractive development and exploration opportunities for at least the next three to five years.

      Exploratory activities. Since 1998, the Company has devoted significant efforts and resources on hiring and developing a highly skilled exploration staff as well as acquiring and drilling a portfolio of exploration opportunities. The Company's commitment to exploration has resulted in significant discoveries during this time period, such as the 1998 Sable oil field discovery in South Africa; the 1999 Aconcagua, 2000 Devils Tower, 2001 Falcon and 2003 Harrier discoveries in the deepwater Gulf of Mexico; the 2001 Olowi permit discovery located in the Southern Gabon basin; and the 2002 Borj El Khadra permit discovery in the Ghadames basin onshore Southern Tunisia. The Company currently anticipates that its 2003 exploration efforts will be approximately 35 percent of total 2003 expenditures and will be concentrated domestically in Alaska and the Gulf of Mexico, and internationally in Gabon, South Africa and Tunisia. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Drilling activities" below.

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

      During 2002, 2001 and 2000, the Company's divestitures consisted of the early termination of derivative hedge contracts and the sales of oil and gas properties and other assets for net proceeds of $118.9 million, $113.5 million and $102.7 million, respectively, which resulted in 2002, 2001 and 2000 net divestiture gains of $4.4 million, $7.7 million and $34.2 million, respectively. The Company's 2002 net proceeds from asset divestitures were primarily derived from the early termination of interest rate and commodity hedges and the sale of certain gas properties in Oklahoma. The Company's 2001 divestitures were primarily derived from the early termination of interest rate and commodity hedges, the sale of the Company's remaining investment in the common stock of a non-affiliated entity and the sale of certain oil properties in Canada. The assets that the Company divested during 2000 were primarily comprised of an investment in a non-affiliated entity and non-strategic United States oil and gas properties located in Oklahoma, New Mexico and Louisiana. The net cash proceeds from the 2002, 2001 and 2000 asset dispositions were primarily used to fund additions to oil and gas properties or to reduce the Company's outstanding indebtedness. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures.

      The Company anticipates that it will continue to sell non-strategic properties or other assets from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability.

      Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During 2002, the Company expended $195.5 million of acquisition capital to purchase additional interests in, and other assets associated with, its Falcon field development project in the deepwater Gulf of Mexico and its West Panhandle gas field and unproved property interests in the Gulf of Mexico, the Alaskan North Slope, the Borj El Khadra permit in Tunisia and other areas. The Company purchased, through two transactions, an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million. As a result of these transactions, the Company owns a 75 percent working interest and operates the Falcon field development and related exploration blocks.

      The Company also completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded a $100.4 million increase to proved oil and gas properties, a $3.8 million increase to unproved oil and gas properties and $1.9 million of assets held for resale; retired a capital cost obligation for $60.8 million; settled a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash.

      During 2001, the Company expended $170.8 million of capital to acquire proved and unproved oil and gas properties. Excluding cash and other working capital acquired, the Company paid $92.9 million, through the issuance of common stock, to complete the agreement and plan of merger among Pioneer, Pioneer Natural Resources USA, Inc. and 42 affiliated limited partnerships. Additionally, $77.9 million was spent during 2001 to acquire additional working interests in the deepwater Gulf of Mexico Aconcagua discovery, the related Canyon Express gathering system and the Devils Tower project; 21 deepwater Gulf of Mexico blocks; 250,000 acres in the Anticlinal Campamento, Dos Hermanas and La Calera areas of the Neuquen Basin in Argentina; and a 30 percent interest in the Anaguid permit in the Ghadames basin onshore Southern Tunisia.

      During 2000, the Company expended $67.2 million to acquire proved and unproved oil and gas properties. Strategic acquisitions of proved properties during 2000 included incremental working interests in the deepwater Gulf of Mexico discovery at Devils Tower and the Company's Canadian Chinchaga gas field. The Company also acquired an interest in the Camden Hills deepwater Gulf of Mexico discovery and the related Canyon Express gathering system during 2000.

      See Note D of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information regarding the Company's acquisitions.

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

Operations by Geographic Area

      The Company operates in one industry segment. During 2002, 2001 and 2000, the Company had oil and gas producing activities in the United States, Argentina and Canada, and had exploration and/or development activities in the United States Gulf Coast area, the Gulf of Mexico, Argentina, Canada, Gabon, South Africa and Tunisia. See Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for geographic operating segment information, including results of operations and segment assets.

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

      Significant purchasers. During 2002, the Company's primary purchasers of oil were ExxonMobil Corporation ("ExxonMobil") and Plains Marketing LP ("Plains"), the Company's primary purchaser of NGLs was Williams Energy Services ("Williams") and the Company's primary purchaser of gas was Anadarko Petroleum Corporation ("Anadarko"). Approximately seven percent of the Company's 2002 combined oil, NGL and gas revenues were attributable to sales to each of ExxonMobil, Plains, Williams and Anadarko. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

      Hedging activities. The Company periodically enters into commodity derivative contracts (swaps and collars) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for information concerning the impact to oil and gas revenues during 2002, 2001 and 2000 from the Company's commodity hedging activities and the Company's open commodity hedge positions at December 31, 2002.

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

      Governmental regulation. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the United States Securities and Exchange Commission. This regulatory oversight imposes on the Company the responsibility for establishing and maintaining disclosure controls and procedures that will ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Company's management and that the financial statements and other financial information included in this Report do not contain any untrue statement of a material fact, or omit to state a material fact, necessary to make the statements made in this Report not misleading.

      Oil and gas exploration and production operations are also subject to various types of regulation by local, state, federal and foreign agencies. Additionally, the Company's operations are subject to state conservation laws and regulations, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of wells. States and foreign governments generally impose a production or severance tax with respect to production and sale of oil and gas within their respective jurisdictions. The regulatory burden on the oil and gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

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

      The Company generates wastes, including hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by the Company's oil and gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to more rigorous and costly operating and disposal requirements.

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

      Commodity prices. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on prices of oil and gas, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and an increase in the Company's deferred tax asset valuation allowance.

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

      Unproved properties. At December 31, 2002 and 2001, the Company carried unproved property costs of $219.1 million and $187.8 million, respectively. United States generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.

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

      Operation of natural gas processing plants. As of December 31, 2002, the Company owns interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating facilities. There are significant risks associated with the operation of natural gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or misoperation of a natural gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

      Operating hazards and uninsured losses. The Company's operations are subject to all the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of the high premium costs associated with obtaining such insurance.

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

      Debt restrictions and availability. The Company is a borrower under fixed term senior notes and a corporate credit facility. The terms of the Company's borrowings under the senior notes and the corporate credit facility specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices, interest rates and competition for available debt financing. See Note E of Notes to Consolidated Financial Statements included in "Item 8.

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

      International operations. At December 31, 2002, approximately 20 percent of the Company's proved reserves of oil, NGLs and gas were located outside the United States (16 percent in Argentina, three percent in Canada and one percent in South Africa). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including host-country export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be denominated. To the extent that the Company is involved in international activities, changes in exchange rates can adversely affect the Company's future consolidated financial position, results of operations and liquidity. See Critical Accounting Estimates included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information specific to Argentina's economic and political situation.

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

ITEM 2.     PROPERTIES

      The information included in this Report about the Company's oil, NGL and gas reserves as of December 31, 2002 was based on reserve reports audited by Netherland, Sewell & Associates, Inc. for the Company's major properties in Canada, South Africa and the United States, reserve reports audited by Gaffney, Cline & Associates, Inc. for the Company's properties located in the Neuquen Basin in Argentina, and reserve reports prepared by the Company's engineers for all other properties. The reserve audits conducted by Netherland, Sewell &
Associates, Inc. and Gaffney, Cline & Associates, Inc., in aggregate, represented 71 percent of the Company's estimated proved quantities of reserves as of December 31, 2002. The information in this Report about the Company's oil, NGL and gas reserves as of December 31, 2001 and 2000 was based on proved reserves as determined by the Company's engineers.

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

      The Company did not provide estimates of total proved oil and gas reserves during 2002, 2001 or 2000 to any federal authority or agency, other than the SEC.

Proved Reserves

      The Company's proved reserves totaled 736.7 million BOE at December 31, 2002, 671.4 million BOE at December 31, 2001 and 628.2 million BOE at December 31, 2000, representing $4.1 billion, $2.5 billion and $5.6 billion, respectively, of Standardized Measure or $5.1 billion, $2.5 billion and $7.0 billion, respectively, on a pre-tax basis. The ten percent increase in reserve volumes and 65 percent increase in Standardized Measure during 2002 were attributable to an increase in commodity prices, the purchase of incremental interests in two core assets and the Company's successful capital investments. The seven percent increase in proved reserve volumes during 2001 was primarily attributable to the Company's successful capital investments, while the 56 percent decrease in Standardized Measure during 2001 was primarily due to decreases in commodity prices.

      On a BOE basis, 67 percent of the Company's total proved reserves at December 31, 2002 were proved developed reserves. Based on reserve information as of December 31, 2002, and using the Company's production information for 2002, the reserve-to-production ratio associated with the Company's proved reserves was 18 years on a BOE basis. The following table provides information regarding the Company's proved reserves and average daily production by geographic area as of and for the year ended December 31, 2002:

            PROVED OIL AND GAS RESERVES AND AVERAGE DAILY PRODUCTION

                                                                                        2002 Average
                               Proved Reserves as of December 31, 2002               Daily Production (a)
                         --------------------------------------------------    --------------------------------
                            Oil                                Standardized      Oil
                          & NGLs         Gas                      Measure       & NGLs       Gas
                          (MBbls)       (MMcf)       MBOE          (000)        (Bbls)      (Mcf)        BOE
                         ---------    ---------    --------    ------------    --------    --------    --------

United States.........     337,631    1,483,971     584,960     $ 3,456,691      43,949     232,360      82,677
Argentina.............      31,532      532,081     120,211         340,106       8,680      78,220      21,716
Canada................       2,361      119,328      22,249         199,012       1,070      48,365       9,131
South Africa..........       8,475          -         8,475         121,363         -           -           -
Tunisia...............         845          -           845           9,380         -           -           -
                         ---------    ---------    --------      ----------    --------    --------    --------
Total.................     380,844    2,135,380     736,740     $ 4,126,552      53,699     358,945     113,524
                         =========    =========    ========      ==========    ========    ========    ========

----------------
(a) The 2002 average daily production was calculated using a 365-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

Finding Cost and Reserve Replacement

       The Company's acquisition and finding costs per BOE for 2002, 2001 and 2000 were $6.30, $7.49 and $4.66 per BOE, respectively. The average acquisition and finding cost for the three-year period from 2000 to 2002 was $6.24 per BOE, representing a 32 percent increase over the 2001 three-year average rate of $4.74 per BOE. This increase was largely attributable to the $221.6 million of development capital that the Company spent during 2002 to develop its Canyon Express, Falcon and Devils Tower development projects in the deepwater Gulf of Mexico and its Sable development project offshore South Africa.

       During 2002, the Company replaced 258 percent of its annual production on a BOE basis (384 percent for oil and NGLs and 144 percent for gas). During 2001, the Company replaced 208 percent of its annual production on a BOE basis (169 percent for oil and NGLs and 245 percent for gas). During 2000, the Company replaced 167 percent of its annual production on a BOE basis (196 percent for oil and NGLs and 140 percent for gas). The Company's 2002 reserve replacement percentage was the result of revisions of previous estimates and revisions related to changes in commodity prices, asset purchases and new discoveries and field extensions. The Company's 2001 reserve replacement percentage was primarily impacted by asset purchases and new discoveries and field extensions while the 2000 reserve replacement percentage was primarily impacted by revisions related to changes in commodity prices.

Description of Properties

       As of December 31, 2002, the Company has production and/or development and exploration operations in the United States, Argentina, Canada, South Africa and Tunisia, and exploration opportunities in Gabon.

       Domestic. The Company's domestic operations are located in the Permian Basin, Mid Continent, Gulf of Mexico and onshore Gulf Coast areas of the United States. The Company also has unproved properties in Alaska. Approximately 82 percent of the Company's domestic proved reserves are located in the Spraberry, Hugoton and West Panhandle fields. The mature Spraberry, Hugoton and West Panhandle fields generate substantial operating cash flow and have a portfolio of low risk infill drilling opportunities. The cash flows generated from these fields provide funding for the Company's other development and exploration activities both domestically and internationally. During 2002, the Company expended $533.6 million in domestic acquisition, exploration and development drilling activities. The Company has budgeted approximately $300 million for domestic acquisition, exploration and development drilling expenditures for 2003.

       Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu per Mcf. The oil and gas are produced from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. The center of the Spraberry field was unitized in the late 1950's and early 1960's by the major oil companies; however, until the late 1980's there was very limited development activity in the field. Since 1989, the Company has focused its development drilling activities in the unitized portion of the Spraberry field due to the dormant condition of the properties. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the hundreds of undeveloped infill drilling locations, many of which are reflected in the Company's proved undeveloped reserves, and the ability to reduce operating expenses through economies of scale.

       During 2002, the Company placed 89 Spraberry wells on production, drilled one developmental dry hole and, at December 31, 2002, had two wells in progress. The Company plans to drill approximately 150 development wells in the Spraberry field during 2003.

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

       The Company's Hugoton operated wells are capable of producing approximately 97 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties), although actual production in the Hugoton field is limited by allowables set by state regulators. The Company estimates that it and other major producers in the Hugoton field produced at or near capacity in 2002. During 2002, the Company completed four development wells in the Hugoton field and plans for 2003 include approximately 30 wells to be drilled.

       The Company is continuing to evaluate the feasibility of infill drilling into the Council Grove Formation and may submit an application to the Kansas
Corporation Commission to allow infill drilling. Such infill drilling may increase production from the Company's Hugoton properties. However, until an application has been approved, the Company will not reflect any of the infill drilling locations as proved undeveloped reserves. There can be no assurance that the application will be filed or approved, or as to the timing of such approval if granted.

       West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite,

Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas in the West Panhandle field has an average energy content of 1,300 Btu per Mcf and is produced from approximately 600 wells on more than 241,000 acres covering over 375 square miles. The Company's wellhead gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from the Company's 1,025 Btu per Mcf content wellhead gas in its Hugoton field. In 2002, the Company purchased the remaining rights it did not already own in the field as well as the gathering system. The Company now controls the wells, production equipment, gathering system and gas processing plant for the field.

       During 2002, the Company placed 40 new wells on production, drilled three developmental dry holes and had four wells in progress at December 31, 2002. The Company plans to drill approximately 100 wells in the West Panhandle field during 2003.

       Gulf of Mexico area. In the Gulf of Mexico, the Company is focused on reserve and production growth through a portfolio of shelf and deepwater development projects, high-impact, higher-risk deepwater exploration drilling, shelf exploration drilling and exploitation opportunities inherent in the properties the Company currently has producing on the shelf. To accomplish this, the Company has devoted most of its domestic exploration efforts to these two areas, as well as its investment in and utilization of 3-D seismic technology. During 2002, the Company successfully drilled six development and four exploratory wells in the deepwater Gulf of Mexico and one successful exploratory well and one successful development well on the shelf. The Company also drilled two exploratory dry holes in the deepwater Gulf of Mexico and one exploratory dry hole on the shelf during 2002.

       In the deepwater Gulf of Mexico, the Company has sanctioned three major development projects, one of which is now on production and two that were in progress at December 31, 2002:

o Canyon Express - The TotalFinaElf-operated Aconcagua and the Marathon-operated Camden Hills discoveries in Mississippi Canyon were jointly developed as part of the Canyon Express gas project. Production start-up occurred in late September; however, several operational and mechanical difficulties were encountered which has resulted in the Company not reaching its estimated net production level of 110 to 120 MMcf of gas per day until late January 2003.

o Devils Tower - At the Dominion-operated Devils Tower development project in Mississippi Canyon, the Company successfully drilled two wells to explore for new reserves in previously undrilled reservoirs and to further extend the previously tested zones and three development wells. During 2001, the project was sanctioned as a spar development project with the owners leasing a spar from a third party for the life of the field. Construction of the spar is in progress, the eight producing wells on Devils Tower have been drilled and are awaiting completion and production is anticipated to begin during the first quarter of 2004. The wells will be brought on sequentially with peak production expected to reach 12,000 to 15,000 BOEs per day net to the Company's 25 percent working interest.

o Falcon - The Company-operated Falcon project is on pace to be on production in April 2003. Two development wells were drilled and completed during 2002 and the final stages of the facilities fabrication and installation are currently underway. Peak production from Falcon is anticipated at rates of approximately 130 MMcf of gas per day net to the Company's 75 percent working interest.

       During 2002, the Company also participated in two appraisal sidetrack wells on the Marathon-operated deepwater Gulf of Mexico Ozona Deep prospect, of which one was a discovery. The 2002 discovery sidetrack appraisal well further extended the 2001 Ozona Deep discovery that originally encountered approximately 345 feet of net oil pay in two intervals. The Company is currently evaluating possible tie-back opportunities to existing facilities in the area, the economics of which will determine future activities. The Company also successfully drilled its Dominion-operated Triton prospect near Devils Tower. Proved reserves were recorded for this prospect and it will be completed as a subsea tieback to Devils Tower. Exploration drilling near the Falcon discovery began in December 2002 with the Lightning prospect and in January 2003 on the H2.5 and Harrier prospects. The Lightning and H2.5 exploratory wells were unsuccessful; however, the Harrier prospect was announced as a discovery in late January 2003. It is anticipated that the Harrier well will be completed with a subsea tieback to Falcon within nine to 15 months. During 2003, the Company also plans to drill its Buff prospect, which is also near the Falcon discovery.

       During January 2003, the Company announced a joint exploration agreement with Woodside Energy (USA) Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, for a two-year drilling program over the shallow- water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside has taken a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and includes five exploratory wells to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement will target gas plays below 15,000 feet. The eight wells to be drilled by the parties in 2003 and 2004 are on prospects generated and leased by the Company since 1997. Additionally, the Company and Woodside will evaluate for potential inclusion in the drilling program shallower gas prospects on the Gulf of Mexico shelf on other blocks covered by the leases.

       Onshore Gulf Coast area. The Company has focused its drilling efforts in this area on the Pawnee field in the Edwards Reef trend in South Texas. The Company drilled six development wells at Pawnee during 2002, had one well in progress at year end and plans to drill seven wells in 2003.

       Alaska area. During the fourth quarter of 2002, the Company signed an agreement with Armstrong Resources LLC under which the Company was assigned a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. The leases cover approximately 14,000 undeveloped acres between the Kuparuk River unit and Thetis Island. The Company plans to drill up to three exploratory wells during the first quarter of 2003. The wells will test an area that the Company believes is prospective for oil in the same sands as the offsetting Kuparuk River unit eight to ten miles to the southeast. The Kuparuk River unit was discovered in 1969 and is estimated to hold 2.5 billion barrels of recoverable oil. No wells have been drilled on the acreage covered by the Company's leases to date, but wells drilled just outside the perimeter of the acreage have encountered the primary target Kuparuk "C" sands and were oil-bearing. The acreage is offshore in approximately five to ten feet of water. Drilling plans call for grounded sea ice pad locations that will be accessed via ice roads from Oliktok Point dock. All sea ice operations are expected to be completed by the end of March 2003.

       International. The Company's international operations are located in the Neuquen and Austral Basins areas of Argentina and the Chinchaga, Martin Creek and Lookout Butte areas of Canada. Additionally, the Company's other significant development projects, the Sable oil field located in shallow water offshore South Africa and the Adam discovery in southern Tunisia, are scheduled for first production in mid-2003. The Company has also entered into agreements to explore for oil and gas reserves in South Africa, Gabon and Tunisia. As of December 31, 2002, approximately 16 percent, three percent, one percent and one tenth of one percent of the Company's proved reserves are located in Argentina, Canada, South Africa and Tunisia, respectively.

       Argentina. The Company's share of Argentine production during 2002 averaged 21.7 MBOE per day, or approximately 19 percent of the Company's equivalent production. The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of Buenos Aires and to the east of the Andes Mountains. Oil and gas are produced primarily from the Al Norte de la Dorsal, the Al Sur de la Dorsal, the Dadin, the Loma Negra, the Anticlinal Campamento and the Estacion Fernandez Oro blocks, in each of which the Company has a 100 percent working interest. Most of the gas produced from these blocks is processed in the Company's recently completed Loma Negra gas processing plant. The Company also operates and has a 50 percent working interest in the Lago Fuego field which is located in Tierra del Fuego, an island in the extreme southern portion of Argentina, approximately 1,500 miles south of Buenos Aires.

       Most of the Company's non-operated production in Argentina is located in Tierra del Fuego where oil, gas and NGLs are produced from six separate fields in which the Company has a 35 percent working interest. The Company also has a
14.4 percent working interest in the Confluencia field which is located in the Neuquen Basin.

       During 2002, the Company expended $35.1 million on Argentine development and exploration activities. The Company drilled 14 development wells and 17 extension/exploratory wells, of which 13 development wells and nine extension/exploratory wells were successful. Also during 2002, the Company completed its gas processing plant at Loma Negra and completed a 35 mile gas pipeline that connects the Loma Negra plant to a main gas transmission line that accesses the Buenos Aires gas market. The Company plans to spend approximately $45 million on oil and gas development and exploration opportunities in Argentina during 2003.

       Canada. The Company's Canadian producing properties are located primarily in Alberta and British Columbia, Canada. Production during 2002 averaged 9.1 MBOE per day, or approximately eight percent of the Company's equivalent production. The Company continues to focus its development, exploration and acquisition activities in the core areas of northeast British Columbia and southwest Alberta. The Canadian assets are geographically concentrated, predominantly shallow gas and more than 95 percent operated by the Company in the following areas: Chinchaga, Martin Creek and Lookout Butte.

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

       During 2002, the Company expended $33.5 million on Canadian development, exploration and acquisition activities. The Company drilled 17 development wells and 12 exploratory wells, primarily in the Chinchaga and Martin Creek areas, of which 13 development wells and 9 exploratory wells were successful. Most of these wells were drilled during the first quarter as these areas are only accessible for drilling during the winter months. The Company plans to spend approximately $45 million on oil and gas development and exploration opportunities in Canada during 2003.

       Africa. In Africa, the Company has entered into agreements to explore for oil and gas in South Africa, Gabon and Tunisia. The amended South African agreements cover over five million acres along the southern coast of South Africa, generally in water depths less than 650 feet. The Gabon agreement covers 313,937 acres off the coast of Gabon, generally in water depths less than 100 feet. The Tunisian agreements can be separated into two categories: the first includes three permits covering 2.9 million acres onshore southern Tunisia which the Company operates with a 50 percent working interest and the second includes the Anadarko-operated Anaguid permit covering 1.2 million acres onshore southern Tunisia in which the Company has a 38.7 percent working interest and the AGIP-operated Borj El Khadra permit covering 1.2 million acres onshore southern Tunisia in which the Company has a 40 percent working interest. During 2002, the Company expended $70.3 million of acquisition, development and exploration drilling and seismic capital in South Africa, Gabon and Tunisia.

       South Africa. In South Africa, the Company spent $37.1 million of drilling and seismic capital to drill four successful development wells on its Petro SA-operated Sable development project. During 2003, the Company plans to complete its Sable development project with production anticipated to begin during the second quarter of 2003. Production for the first year is expected to average approximately 12,100 Bbls of oil per day net to the Company's 40 percent working interest. In addition, the Company currently plans to drill three exploration wells in South Africa during 2003.

         Gabon. In Gabon, the Company spent $23.6 million of drilling and seismic capital to drill and test three additional exploratory wells on its Bigorneau South prospect, located offshore in the Southern Gabon Basin on its Olowi permit. Pioneer is the operator of the permit with a 100 percent working interest. To date, the Company has drilled and tested four successful offshore wells which have established significant oil in place. Full development of the field is expected to involve substantial capital investment underscoring the importance of confirming reservoir characteristics and productivity. Pioneer is currently seeking bids for the development of an early production system covering a limited field area which would allow the Company to gain additional information needed to design a full field development plan. The Company is also seeking improved fiscal terms from the government.

       Tunisia. In Tunisia, the Company spent $8.2 million of acquisition, drilling and seismic capital primarily to acquire a 40 percent interest in and drill an exploration well on the AGIP-operated Borj El Khadra permit. This well encountered several oil and gas productive zones that tested up to 6,000 Bbls of oil per day. The Company plans to complete the construction of a 15 kilometer flowline from the discovery to an AGIP-operated facility during the third quarter of 2003, allowing production to begin from the initial well shortly thereafter. A development well is scheduled to be drilled in the fourth quarter of 2003. In addition to this development project, plans for Tunisia in 2003 include an exploration well to be drilled on the Company-operated Jorf permit, two exploration wells to be drilled on the Anadarko-operated Anaguid permit and an additional exploration well to be drilled on the AGIP-operated Borj El Khadra permit.

Selected Oil and Gas Information

       The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2002, 2001 and 2000. Because of normal production declines, increased or decreased drilling activities and the effects of past and future acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

       Production,  price  and  cost  data.   The  following  table  sets  forth
production, price and cost data with respect to the Company's properties for the years ended December 31, 2002, 2001 and 2000:

                                                          PRODUCTION, PRICE AND COST DATA (a)

                                                               Year Ended December 31,
                    --------------------------------------------------------------------------------------------------------------
                                  2002                                  2001                                 2000
                    -----------------------------------    ----------------------------------   ----------------------------------
                    United                                United                               United
                    States  Argentina  Canada    Total    States  Argentina  Canada    Total   States   Argentina  Canada   Total
                    ------  ---------  ------   -------   ------  ---------  ------   -------  -------  ---------  ------  -------
Production information:
 Annual production:
  Oil (MBbls)....    8,555     2,914       45    11,514    8,629     3,566       303   12,498    8,989     3,238      308   12,535
  NGLs (MBbls)...    7,487       254      345     8,086    7,232       200       368    7,800    7,883       193      303    8,379
  Gas (MMcf).....   84,811    28,551   17,653   131,015   77,609    31,830    18,426  127,865   83,930    35,695   16,219  135,844
  Total (MBOE)...   30,177     7,926    3,333    41,436   28,796     9,071     3,742   41,609   30,861     9,380    3,314   43,555
 Average daily production:
  Oil (Bbls).....   23,437     7,984      124    31,545   23,641     9,769       831   34,241   24,561     8,847      841   34,249
  NGLs (Bbls)....   20,512       696      946    22,154   19,815       547     1,008   21,370   21,538       527      829   22,894
  Gas (Mcf)......  232,360    78,220   48,365   358,945  212,629    87,204    50,481  350,314  229,316    97,526   44,315  371,157
  Total (BOE)....   82,677    21,716    9,131   113,524   78,894    24,851    10,253  113,997   84,318    25,628    9,056  119,002
Average prices, including hedge results:
  Oil (per Bbl)..  $ 23.66   $ 20.63   $22.26   $ 22.89  $ 24.34    $23.79   $ 21.87  $ 24.12  $ 22.07    $29.09   $27.50  $ 24.01
  NGLs (per Bbl).  $ 13.77   $ 14.56   $16.77   $ 13.92  $ 16.88    $19.29   $ 21.11  $ 17.14  $ 20.05    $22.91   $24.32  $ 20.27
  Gas (per Mcf)..  $  3.16   $   .48   $ 2.50   $  2.49  $  4.10    $ 1.31   $  2.86  $  3.23  $  3.50    $ 1.19   $ 2.88  $  2.81
  Revenue (per BOE)$ 19.00   $  9.79   $15.27   $ 16.94  $ 22.56    $14.36   $ 17.94  $ 20.36  $ 21.04    $15.03   $18.85  $ 19.58
Average prices, excluding hedge results:
  Oil (per Bbl)..  $ 23.85   $ 20.33   $22.26   $ 22.95  $ 24.56    $22.40   $ 21.87  $ 23.88  $ 28.76    $29.09   $27.50  $ 28.81
  NGLs (per Bbl).  $ 13.77   $ 14.56   $16.77   $ 13.92  $ 16.88    $19.29   $ 21.11  $ 17.14  $ 20.05    $22.91   $24.32  $ 20.27
  Gas (per Mcf)..  $  3.02   $   .48   $ 2.40   $  2.38  $  3.96    $ 1.31   $  3.27  $  3.20  $  3.73    $ 1.19   $ 3.45  $  3.03
  Revenue (per BOE)$ 18.65   $  9.68   $14.77   $ 16.63  $ 22.26    $13.81   $ 19.95  $ 20.21  $ 23.63    $15.03   $21.65  $ 21.63
Average costs:
 Production costs (per BOE):
  Lease operating  $  3.21   $  1.61   $ 2.64   $  2.87  $  2.76    $ 2.64   $  3.01  $  2.76  $  2.45    $ 2.30   $ 2.53  $  2.42
  Taxes:
    Production...      .71       .13      -         .54      .98       .28       -        .74      .99       .30      -        .77
    Ad valorem...      .75       -        -         .54      .71       -         -        .49      .41       -        -        .29
  Field fuel.....      .85       -        -         .62     1.27       -         -        .88     1.01       -        -        .71
  Workover.......      .28       .01      .59       .25      .20       .01       .32      .17      .17       -        .42      .15
                    ------    ------    -----    ------   ------     -----    ------   ------   ------     -----    -----   ------
     Total.......  $  5.80   $  1.75   $ 3.23   $  4.82  $  5.92    $ 2.93   $  3.33  $  5.04  $  5.03    $ 2.60   $ 2.95  $  4.34
 Depletion expense
   (per BOE).....  $  4.64   $  5.00   $ 8.36   $  5.01  $  4.46    $ 5.67   $  7.71  $  5.02  $  3.95    $ 5.56   $ 7.58  $  4.57

---------------
(a) These amounts represent the Company's historical results from operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.

       Productive wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2002, 2001 and 2000:

                              PRODUCTIVE WELLS (a)

                                     Gross Productive Wells          Net Productive Wells
                                  --------------------------      -------------------------
                                    Oil       Gas     Total         Oil      Gas     Total
                                  ------    ------    ------      ------   ------   -------
As of December 31, 2002:
   United States................   3,448     1,952     5,400       2,745    1,855     4,600
   Argentina....................     694       208       902         534      142       676
   Canada.......................       1       246       247           1      197       198
   South Africa.................       4       -           4           2      -           2
   Tunisia......................       1       -           1         -        -         -
                                  ------    ------    ------      ------   ------    ------
      Total.....................   4,148     2,406     6,554       3,282    2,194     5,476
                                  ======    ======    ======      ======   ======    ======
As of December 31, 2001:
   United States................   3,485     1,931     5,416       2,116    1,613     3,729
   Argentina....................     669       162       831         454      132       586
   Canada.......................       4       299       303           3      240       243
                                  ------    ------    ------      ------   ------    ------
      Total.....................   4,158     2,392     6,550       2,573    1,985     4,558
                                  ======    ======    ======      ======   ======    ======
As of December 31, 2000:
   United States................   3,577     1,847     5,424       2,166    1,550     3,716
   Argentina....................     575       211       786         434      154       588
   Canada.......................      95       234       329          45      175       220
                                  ------    ------    ------      ------   ------    ------
      Total.....................   4,247     2,292     6,539       2,645    1,879     4,524
                                  ======    ======    ======      ======   ======    ======

---------------
(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 2002, the Company owned interests in 111 gross wells containing multiple completions.

       Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2002:

                                LEASEHOLD ACREAGE

                                      Developed Acreage        Undeveloped Acreage
                                  ------------------------   ------------------------    Royalty
                                  Gross Acres   Net Acres    Gross Acres    Net Acres    Acreage
                                  -----------   ----------   -----------   ----------   ---------
As of December 31, 2002:
  United States:
     Onshore...................      996,896       871,234       198,729      156,815    229,686
     Offshore..................      125,786        53,120       604,287      506,712     10,500
                                  ----------    ----------   -----------   ----------   --------
                                   1,122,682       924,354       803,016      663,527    240,186
  Argentina....................      710,000       299,000     1,002,000      925,000        -
  Canada.......................      152,000       116,000       356,000      276,000     12,000
  South Africa.................        9,600         3,840     5,368,400    4,009,160        -
  Gabon........................          -             -         313,937      313,937        -
  Tunisia......................          -             -       5,308,498    2,402,667        -
                                  ----------    ----------   -----------   ----------   --------
     Total.....................    1,994,282     1,343,194    13,151,851    8,590,291    252,186
                                  ==========    ==========   ===========   ==========   ========

       Drilling activities. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled during the years ended December 31, 2002, 2001 and 2000. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.

                               DRILLING ACTIVITIES

                                            Gross Wells                  Net Wells
                                    --------------------------    --------------------------
                                     Year Ended December 31,        Year Ended December 31,
                                    --------------------------    --------------------------
                                     2002      2001      2000      2002      2001      2000
                                    ------    ------    ------    ------    ------    ------
United States:
  Productive wells:
    Development.................      148       228       159      83.0      114.6     91.3
    Exploratory.................        6        20        11       2.0       11.0      4.7
  Dry holes:
    Development.................        4        15         3       3.7       14.6      1.9
    Exploratory.................        3         8         3       2.1        5.1      1.6
                                    -----     -----     -----     -----     ------   ------
                                      161       271       176      90.8      145.3     99.5
                                    -----     -----     -----     -----     ------   ------
Argentina:
  Productive wells:
    Development.................       13        19        28      13.0       17.7     26.7
    Exploratory.................        9        26        38       9.0       25.5     37.6
  Dry holes:
    Development.................        1         1         2       1.0        1.0      2.0
    Exploratory.................        8        16        16       8.0       14.0     14.5
                                    -----     -----     -----     -----     ------   ------
                                       31        62        84      31.0       58.2     80.8
                                    -----     -----     -----     -----     ------   ------
Canada:
  Productive wells:
    Development.................       13        24        17      10.4       20.3     17.9
    Exploratory.................        9        12        12       9.0       10.2      9.9
  Dry holes:
    Development.................        4         2         4       4.0        2.0      2.5
    Exploratory.................        3        13         2       3.0       11.8      1.9
                                    -----     -----     -----     -----     ------   ------
                                       29        51        35      26.4       44.3     32.2
                                    -----     -----     -----     -----     ------   ------
Africa:
  Productive wells:
    Development.................        4       -         -         1.6        -        -
    Exploratory.................        4         3       -         3.4        2.4      -
  Dry holes:
    Development.................      -         -         -         -          -        -
    Exploratory.................      -           3         1       -          1.9      1.0
                                    -----     -----     -----     -----     ------   ------
                                        8         6         1       5.0        4.3      1.0
                                    -----     -----     -----     -----     ------   ------
    Total.......................      229       390       296     153.2      252.1    213.5
                                    =====     =====     =====     =====     ======   ======

Success ratio (a)...............      90%       85%       90%       86%        80%      88%

---------------
(a) Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

       The following table sets forth information about the Company's wells upon which drilling was in progress on December 31, 2002:

                                                       Gross Wells    Net Wells
                                                       -----------    ---------
United States:
  Development.........................................        7            6.5
  Exploratory.........................................      -              -
                                                          -----         ------
                                                              7            6.5
                                                          -----         ------
Argentina:
  Development.........................................        3            3.0
  Exploratory.........................................        6            6.0
                                                          -----         ------
                                                              9            9.0
                                                          -----         ------
Canada:
  Development.........................................        4            4.0
  Exploratory.........................................        4            4.0
                                                          -----         ------
                                                              8            8.0
                                                          -----         ------
     Total............................................       24           23.5
                                                          =====         ======

ITEM 3.     LEGAL PROCEEDINGS

       The Company is party to various legal proceedings, which are described under "Legal actions" in Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The Company is also party to other litigation incidental to its business. The claims for damages from such other legal actions are not in excess of 10 percent of the Company's current assets and the Company believes none of these actions to be material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

       The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "PXD". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the New York Stock Exchange composite transactions. The Company's $575 million credit agreement restricts the Company from paying or declaring dividends on common stock and certain other payments in excess of an aggregate $50 million annually. The Company's board of directors did not declare dividends to the holders of the Company's common stock during 2002 or 2001. The Company's board of directors has no current plans to declare dividends during the foreseeable future.

                                                             High         Low
                                                          --------     --------
Year ended December 31, 2002:
   Fourth quarter.......................................  $  27.50     $  21.70
   Third quarter........................................  $  26.23     $  19.50
   Second quarter.......................................  $  26.05     $  20.00
   First quarter........................................  $  22.30     $  16.10

Year ended December 31, 2001:
   Fourth quarter.......................................  $  19.70     $  13.22
   Third quarter........................................  $  19.38     $  12.62
   Second quarter.......................................  $  23.05     $  14.30
   First quarter........................................  $  20.24     $  15.45

       On February 14, 2003, the last reported sales price of the Company's common stock, as reported in the New York Stock Exchange composite transactions, was $24.25 per share.

       As of February 14, 2003, the Company's common stock was held by approximately 30,951 holders of record.

ITEM 6.     SELECTED FINANCIAL DATA

       The following selected consolidated financial data for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                  Year Ended December 31,
                                                   ----------------------------------------------------
                                                     2002       2001       2000       1999       1998
                                                   --------   --------   --------   --------   --------
                                                           (in millions, except per share data)
Statement of Operations Data:
  Revenues and other income:
    Oil and gas................................    $  701.8   $  847.0   $  852.7   $  644.6   $  711.5
    Interest and other (a).....................        11.2       21.8       25.8       89.7       10.4
    Gain (loss) on disposition of assets, net..         4.4        7.7       34.2      (24.2)       (.4)
                                                    -------     ------    -------    -------    -------
                                                      717.4      876.5      912.7      710.1      721.5
                                                    -------     ------    -------    -------    -------
  Costs and expenses:
    Oil and gas production.....................       199.6      209.7      189.3      159.5      223.5
    Depletion, depreciation and amortization...       216.4      222.6      214.9      236.1      337.3
    Impairment of properties and facilities....         -          -          -         17.9      459.5
    Exploration and abandonments...............        85.9      127.9       87.5       66.0      121.9
    General and administrative.................        48.4       37.0       33.3       40.2       82.6
    Reorganization.............................         -          -          -          8.5       33.2
    Interest...................................        95.8      131.9      162.0      170.3      164.3
    Other (b)..................................        17.2       39.6       67.2       34.7       30.0
                                                    -------     ------    -------    -------    -------
                                                      663.3      768.7      754.2      733.2    1,452.3
                                                    -------     ------    -------    -------    -------
  Income (loss) before income taxes and
    extraordinary items........................        54.1      107.8      158.5      (23.1)    (730.8)
  Income tax benefit (provision)...............        (5.1)      (4.0)       6.0         .6      (15.6)
                                                    -------     ------    -------    -------    -------
  Income (loss) before extraordinary items.....        49.0      103.8      164.5      (22.5)    (746.4)
  Extraordinary items (c)......................       (22.3)      (3.8)     (12.3)       -          -
                                                    -------     ------    -------    -------    -------
  Net income (loss)............................    $   26.7   $  100.0   $  152.2   $  (22.5)  $ (746.4)
                                                    =======    =======    =======    =======    =======
  Income (loss) before extraordinary items
   per share:
    Basic......................................    $    .44   $   1.05   $   1.65   $   (.22)  $  (7.46)
                                                    =======    =======    =======    =======    =======
    Diluted....................................    $    .43   $   1.04   $   1.65   $   (.22)  $  (7.46)
                                                    =======    =======    =======    =======    =======
  Net income (loss) per share:
    Basic......................................    $    .24   $   1.01   $   1.53   $   (.22)  $  (7.46)
                                                    =======    =======    =======    =======    =======
    Diluted....................................    $    .23   $   1.00   $   1.53   $   (.22)  $  (7.46)
                                                    =======    =======    =======    =======    =======
  Dividends per share .........................    $    -     $    -     $    -     $    -     $    .10
                                                    =======    =======    =======    =======    =======
  Weighted average shares outstanding:
    Basic......................................       112.5       98.5       99.4      100.3      100.1
                                                    =======    =======    =======    =======    =======
    Diluted....................................       114.3       99.7       99.8      100.3      100.1
                                                    =======    =======    =======    =======    =======
Statement of Cash Flows Data:
  Cash flows from operating activities.........    $  332.2   $  475.6   $  430.1   $  255.2   $  314.1
  Cash flows from investing activities.........    $ (508.1)  $ (422.7)  $ (194.5)  $  199.0   $ (517.0)
  Cash flows from financing activities.........    $  170.9   $  (64.0)  $ (244.1)  $ (479.1)  $  190.9

Balance Sheet Data (as of December 31):
  Working capital (deficit)....................    $ (127.5)  $   27.4   $  (25.1)  $  (13.7)  $ (324.8)
  Property, plant and equipment, net...........    $3,168.4   $2,784.3   $2,515.0   $2,503.0   $3,034.1
  Total assets.................................    $3,455.1   $3,271.1   $2,954.4   $2,929.5   $3,481.3
  Long-term obligations........................    $1,796.9   $1,743.7   $1,804.5   $1,914.5   $2,101.2
  Total stockholders' equity...................    $1,374.9   $1,285.4   $  904.9   $  774.6   $  789.1

---------------
(a) 1999 includes $41.8 million of option fees and liquidated damages and $30.2 million of income associated with an excise tax refund.
(b) Other expense for 2002 includes $6.9 million and $2.6 million for the remeasurement of Argentine peso-denominated net monetary assets and Canadian gas marketing losses, respectively. Other expense for 2001 includes $11.5 million, $9.9 million and $7.7 million of charges for changes in the fair values of derivatives excluded from hedge accounting treatment; Canadian gas marketing losses; and the remeasurement of Argentine peso-denominated net monetary assets and adjustments to reduce the carrying value of Argentine lease and well equipment inventory to market value, respectively. Other expense for 2000, 1999 and 1998 include noncash mark-to-market charges for changes in the fair values of non-hedge financial instruments of $58.5 million, $27.0 million and $21.2 million, respectively.
(c) The Company's extraordinary items represent losses from the early extinguishment of debt. See Notes B and E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's extraordinary items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Financial and Operating Performance

       The year ended December 31, 2002 was highlighted by favorable commodity prices and continued strengthening of North American gas fundamentals; the issuance of 11.5 million shares of common stock to fund strategic acquisitions in the Company's core areas of the West Panhandle gas field and the Gulf of Mexico Falcon field development project; initial production from the Canyon Express gas project; continued development of the deepwater Gulf of Mexico Devils Tower and Falcon fields and the Sable oil field offshore South Africa; indications that the Argentine economy and currency may be stabilizing; continued evaluation of the Gabon discovery; an oil discovery in Tunisia; the acquisition of undeveloped property interests in Alaska; the completion of a public offering of $150 million of 7-1/2 percent senior notes that will mature in 2012; and repurchases of $61.0 million of higher yielding funded debt to reduce the Company's future costs of capital.

       During the years ended December 31, 2002, 2001 and 2000, the Company recorded net income of $26.7 million, $100.0 million and $152.2 million ($.23, $1.00 and $1.53 per diluted share), respectively. Compared to 2001, the Company's 2002 total revenues and other income decreased by $159.0 million, or 18 percent, including a $145.2 million decrease in oil and gas revenues. The decrease in oil and gas revenues was due to decreases of five percent, 19 percent and 23 percent in average oil, NGL and gas prices, respectively, including the effects of commodity price hedges.

       Compared to 2001, the Company's 2002 total costs and expenses decreased by $105.4 million, or 14 percent. The decrease in total costs and expenses was primarily reflective of a $42.0 million decrease in exploration and abandonments expense, primarily due to the allocation of a larger percentage of the Company's 2002 capital budget to the development of the Company's Canyon Express, Falcon, Devils Tower and Sable projects; a $36.1 million decrease in interest expense, primarily due to declining underlying market interest rates, interest savings associated with the replacement of higher yielding senior notes and capital cost obligations with lower yielding senior notes and corporate credit facility indebtedness, interest rate hedge gains and increased interest capitalized on significant capital projects; and a $22.3 million decrease in other expense, primarily due to declines in derivative mark-to-market provisions, gas marketing losses and bad debt expense.

       During the year ended December 31, 2002, the Company's net cash provided by operating activities decreased to $332.2 million, as compared to $475.6 million during 2001 and $430.1 million during 2000. The decrease in net cash provided by operating activities during 2002 was primarily due to declines in oil, NGL and gas prices as discussed above.

       During 2002, successful capital investment activities increased the Company's proved reserves to 736.7 MMBOE, reflecting the effects of strategic acquisitions of properties in the Company's core operating areas and a successful drilling program which resulted in the replacement of 258 percent of production at an acquisition and finding cost per BOE of $6.30. During the three years ended December 31, 2002, Pioneer has replaced 210 percent of production at an acquisition and finding cost per BOE of $6.24. Costs incurred for the year ended December 31, 2002 totaled $672.5 million, including $195.5 million of proved and unproved property acquisitions and $477.0 million of exploration and development drilling and seismic expenditures.

       During the year ended December 31, 2002, the Company purchased, through two transactions, an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million. As a result of these transactions, the Company owns a 75 percent working interest in and operates the Falcon field development and related exploration blocks. Also during 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded $100.4 million to proved oil and gas properties, $3.8 million to unproved oil and gas properties and $1.9 million to assets held for resale; retired a capital cost obligation for $60.8 million; settled a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash.

       See "Results of Operations" and "Capital Commitments, Capital Resources and Liquidity", below, for more in-depth discussions of the Company's oil and gas producing activities, including discussions pertaining to oil and gas production volumes, prices, hedging activities, costs and expenses, capital commitments, capital resources and liquidity.

2003 Outlook

       Commodity prices. During 2001, commodity prices declined from historically high levels at the beginning of the year to historically moderate levels by year end. World oil prices increased during 2002 in response to political unrest and supply disruptions in the Middle East and Venezuela. During the third and fourth quarters of 2002, North American gas prices improved as market fundamentals strengthened. The Company's outlook for 2003 commodity prices is uncertain. Significant factors that will impact 2003 commodity prices include the final resolution of issues currently impacting Iraq and Venezuela, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas and overall North American gas supply and demand fundamentals. Pioneer will continue to moderate its debt levels, follow cost management measures and strategically hedge oil and gas price risk to mitigate the impact of price volatility on its oil, NGL and gas revenues.

       As of December 31, 2002, the Company had hedged 22,236 barrels per day ("Bblpd") of 2003 oil production under swap contracts with a weighted average fixed price to be received of $24.45 per Bbl. The Company had also hedged 230,000 Mcf per day of 2003 gas production under swap contracts with a weighted average fixed price to be received of $3.76 per MMBtu. During January 2003, the Company increased its 2003 commodity hedge positions by entering into 6,000 Bblpd of March oil swap contracts with average per Bbl fixed prices of $33.51. Additionally, at December 31, 2002 the Company has deferred oil hedge losses of $.5 million that will be recognized as reductions to oil revenue during the last eight months of 2003 and $72.5 million of gas hedge gains that will be recognized as increases to gas revenue during 2003. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's open hedge positions at December 31, 2002. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for disclosures about the Company's commodity related derivative financial instruments.

       First quarter 2003. Based on current estimates, the Company expects that its first quarter worldwide production will average 120 to 128 MBOE per day. Included in the mid-point of the estimate is 95 MMcf per day, net to the Company from Canyon Express. First quarter production costs are expected to average $5.10 to $5.40 per BOE based on recent NYMEX strip prices for oil and gas. Depreciation, depletion and amortization expense is expected to average $5.75 to $6.00 per BOE, and total exploration and abandonment expense is expected to be $20 million to $50 million. General and administrative expense is expected to be $16 million to $17 million during the first quarter of 2003, $2 million to $3 million of which relates to estimated additional performance-based compensation costs. Interest expense is expected to be $24 million to $26 million. Interest capitalized during the first quarter of 2003 will be significantly less than interest capitalized during the first three quarters of 2002 as the Company's largest capital project for which interest was being capitalized, the Canyon Express development project, was put into production during September 2002. Additionally, during February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company will receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and will pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi-annually, plus a weighted average margin of 566.4 basis points. Income taxes, principally in Argentina, are expected to be approximately $2 million as the Company benefits from the carryforward of net operating losses in the United States and Canada.

       Production growth. The Company expects that its annual 2003 worldwide production will be approximately 165 MBOE per day, an increase of 45 percent over 2002 levels. The growth in production during 2003 includes initial production during the second quarter from the Company's deepwater Gulf of Mexico Falcon gas project and the Sable oil project in South Africa, coupled with peak rates of production from Canyon Express and increases in production from the Company's core properties in the United States, Argentina and Canada due to an aggressive development drilling program with approximately twice as many wells anticipated in 2003 versus 2002.

       Capital expenditures. During 2003, the Company's budget for oil and gas producing activities is expected to range from $450 million to $550 million, of which approximately 35 percent has been budgeted for exploration expenditures and 65 percent has been budgeted for development drilling and facility costs. The Company's 2003 capital budget is allocated approximately 60 percent to the

United States, nine percent to Argentina and Canada and 22 percent to Africa. The Company's 2003 capital budget includes $35 million of remaining development capital to complete the Falcon and Devils Tower development projects in the deepwater Gulf of Mexico and the Sable oil project offshore South Africa. Aggressive development drilling programs in the Company's core Spraberry oil field, Hugoton and West Panhandle gas fields, the United States Gulf Coast, Argentina and Canada will resume with approximately twice as many wells anticipated in 2003 versus 2002. During 2003, the Company has planned exploration drilling in the Gulf of Mexico, the onshore Gulf Coast area, Alaska, Canada, Gabon, Tunisia and South Africa. During the years ended December 31, 2004 and 2005, the Company expects to expend approximately $172 million and $151 million, respectively, of capital for development drilling and facility costs related to its proved undeveloped reserves.

Critical Accounting Estimates

       The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a comprehensive discussion of the Company's significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgements and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Following is a discussion of the Company's most critical accounting estimates, judgements and uncertainties that are inherent in the Company's application of GAAP:

       Accounting for oil and gas producing activities. The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgements about estimates of future uncertainties.

       Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During 2002, 2001 and 2000, the Company recognized exploration, abandonment, geological and geophysical expense of $85.9 million, $127.9 million and $87.6 million, respectively, under the successful efforts method.

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

       The Company's proved reserve information included in this Report as of December 31, 2002 was based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. The Company's proved reserve information included in this Report as of December 31, 2001 and 2000 was based on evaluations prepared by the Company's engineers. Estimates prepared by other third parties may be higher or lower than those included herein.

       Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

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

       The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. In addition, the decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

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

       Argentine economic and currency measures. The accounting for and remeasurement of the Company's Argentine balance sheets as of December 31, 2002 and 2001 reflect management's assumptions regarding some uncertainties unique to Argentina's current economic situation. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the assumptions utilized in the preparation of these financial statements. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells; (ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; and (iv) peso-denominated monetary assets and liabilities.

       Deferred tax asset valuations. Management periodically assesses the probability of recovery of recorded deferred tax assets based on its assessment of future earnings outlooks by tax jurisdiction. Such estimates are inherently imprecise. Many assumptions are utilized in the assessments that may prove to be materially incorrect in the future.

New Accounting Pronouncements

       During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations are recognized using a cost-accumulation approach. The Company currently records significant asset retirement obligations through the unit-of-production method, except for such liabilities that were assumed in business combinations, which were recorded at their estimated fair values. The Company adopted the provisions of SFAS 143 on January 1, 2003.

       The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $13.8 million increase in the carrying values of proved properties, (ii) a $26.3 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, (iii) a $1.0 million increase in current abandonment liabilities and (iv) a $22.4 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iv) was to record a gain of $16.7 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003.

       During April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt to be classified as components of a company's income or loss from continuing operations. The Company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. Upon adoption of the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $701.8 million during 2002, as compared to $847.0 million during 2001 and $852.7 million during 2000, representing a 17 percent decrease from 2001 to 2002. The revenue decrease from 2001 to 2002 was due to year-on-year worldwide average gas, NGL and oil price declines of 23 percent, 19 percent and five percent, respectively, including the effects of gas and oil price hedges; and an eight percent decline in worldwide oil production, offset by worldwide NGL and gas production increases of four percent and two percent, respectively. The revenue decrease from 2000 to 2001 was due to a four percent decline in BOE production and a 15 percent decline in NGL price, partially offset by a 15 percent increase in gas price, including the effects of gas hedges. The declines in 2001 sales volumes were primarily attributable to normal well production declines.

       The following table provides production and price data relevant to the analysis of the Company's revenues from oil and gas operations:

                                                            Year ended December 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------   --------   --------
   Production:
     Oil (MBbls)...................................       11,514     12,498     12,535
     NGLs (MBbls)..................................        8,086      7,800      8,379
     Gas (MMcf)....................................      131,015    127,865    135,843
     Total (MBOE)..................................       41,436     41,609     43,555
   Average daily production:
     Oil (Bbls)....................................       31,545     34,241     34,249
     NGLs (Bbls)...................................       22,154     21,370     22,894
     Gas (Mcf).....................................      358,945    350,314    371,157
     Total (BOE)...................................      113,524    113,997    119,002
   Average reported prices:
     Oil (per Bbl)
       United States...............................     $  23.66   $  24.34   $  22.07
       Argentina...................................     $  20.63   $  23.79   $  29.09
       Canada......................................     $  22.26   $  21.87   $  27.50
       Worldwide...................................     $  22.89   $  24.12   $  24.01
     NGL (per Bbl)
       United States...............................     $  13.77   $  16.88   $  20.05
       Argentina...................................     $  14.56   $  19.29   $  22.91
       Canada......................................     $  16.77   $  21.11   $  24.32
       Worldwide...................................     $  13.92   $  17.14   $  20.27
     Gas (per Mcf)
       United States...............................     $   3.16   $   4.10   $   3.50
       Argentina...................................     $    .48   $   1.31   $   1.19
       Canada......................................     $   2.50   $   2.86   $   2.88
       Worldwide...................................     $   2.49   $   3.23   $   2.81
     Annual percentage increase (decrease) in
      average worldwide reported prices:
       Oil.........................................           (5)       -           56
       NGL.........................................          (19)       (15)        74
       Gas.........................................          (23)        15         48

       Hedging activities. The commodity prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's hedging activities. The Company utilizes commodity derivative contracts (swaps and collars) in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The effective portions of changes in the fair values of the Company's commodity price hedge derivatives are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedge derivatives add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to oil and gas revenues during 2002, 2001 and 2000 from the Company's hedging activities, the Company's open hedge positions at December 31, 2002 and descriptions of the Company's hedge and non-hedge commodity derivatives. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional disclosure about the Company's commodity related derivative financial instruments.

       Interest and other revenue. The Company recorded interest and other income totaling $11.2 million, $21.8 million and $25.8 during 2002, 2001 and 2000, respectively. The Company's interest and other income was comprised of revenue that was not directly attributable to oil and gas producing activities or oil and gas property divestitures. See Note L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding interest and other income.

       Gain (loss) on disposition of assets. During the year ended December 31, 2002, the Company realized $118.9 million of cash proceeds from asset divestitures and, associated therewith, recorded net gains of $4.4 million. The proceeds derived from asset divestitures during 2002 included $91.3 million from the early termination of hedge derivatives, $20.9 million from the cash settlement of a gas balancing receivable, $4.7 million from the sale of certain gas properties located in Oklahoma and $2.0 million from the sale of other corporate assets. The Company recorded a gain of $2.8 million associated with the sale of the gas properties in Oklahoma and a gain of $1.6 million from the sale of other corporate assets. The proceeds from the early termination of hedge derivatives represent deferred hedge gains and losses that will be recognized as increases or decreases to future interest expenses or future oil and gas revenues. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the amortization of deferred hedge gains and losses.

       During the year ended December 31, 2001, the Company realized $113.5 million of cash proceeds from asset divestitures and, associated therewith, recorded net gains of $7.7 million. The proceeds derived from asset divestitures during 2001 included $85.4 million from the early termination of hedge derivatives, $12.7 million from the sale of the Company's remaining holdings in the common stock of a non-affiliated entity, $12.0 million from the sale of certain oil properties in Canada and $3.4 million from the sale of other corporate assets. The Company recorded a gain of $8.1 million from the sale of the remaining holdings in the common stock of the non-affiliated entity, a loss of $1.1 million from the sales of oil and gas properties and a gain of $.7 million from the sale of other corporate assets.

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

       The net cash proceeds from asset divestitures during 2002, 2001 and 2000 were used, together with net cash flows provided by operating activities, to fund additions to oil and gas properties and to reduce outstanding indebtedness. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

       Production costs. Total production costs per BOE decreased in 2002 by four percent and increased in 2001 by 16 percent. In general, lease operating expenses and workover expenses represent the components of production costs over which the Company has management control, while production taxes, ad valorem taxes and field fuel expenses are directly related to commodity price changes. The decrease in production costs during 2002 was primarily due to decreases in field fuel expense and production taxes as a result of lower North American average gas prices and lower Argentine lease operating expenses resulting from lower Argentine expenses on a U.S. dollar equivalent basis due to the devaluation of the Argentine peso versus the U.S. dollar, partially offset by moderately higher workover expenses, ad valorem taxes (which are computed using prior year average annual commodity prices) and declines in the third party gas processing and treating margin component of lease operating expense. The increase in production costs during 2001 was primarily due to increases in field fuel expense as a result of higher North American average gas prices, higher ad valorem taxes and to declines in the third party gas processing and treating margin component of lease operating expenses. The following table provides the components of the Company's production costs during the years ended December 31, 2002, 2001 and 2000:

                                                Year Ended December 31,
                                            -------------------------------
                                              2002        2001       2000
                                            -------     -------     -------
                                                       (per BOE)

     Lease operating expenses............   $  2.87     $  2.76     $  2.42
     Taxes:
       Production........................       .54         .74         .77
       Ad valorem .......................       .54         .49         .29
     Field fuel expenses.................       .62         .88         .71
     Workover expenses...................       .25         .17         .15
                                             ------      ------      ------
           Total production costs........   $  4.82     $  5.04     $  4.34
                                             ======      ======      ======

       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $5.22, $5.35 and $4.93 for the years ended December 31, 2002, 2001 and 2000, respectively. Depletion expense, the largest component of depletion, depreciation and amortization, was $5.01, $5.02 and $4.57 per BOE during the years ended December 31, 2002, 2001 and 2000, respectively, and depreciation and amortization of other property and equipment was $.21, $.33 and $.36 per BOE during each of the respective years. The decrease in depreciation and amortization of other property and equipment during 2002 was primarily comprised of decreases associated with fully amortized information technology assets. During 2001, the increase in per BOE depletion expense was primarily associated with decreases in United States production, which had a lower cost basis relative to combined Argentine and Canadian per BOE cost basis, and to downward revisions to proved reserves as a result of lower commodity prices.

       Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs totaled $85.9 million, $127.9 million and $87.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. The following table sets forth the components of the Company's 2002, 2001 and 2000 exploration and abandonments/geological and geophysical costs:

                                                  United                                Other
                                                  States      Argentina     Canada     Foreign     Total
                                                 --------     ---------    --------    --------   --------
                                                                        (in thousands)
    Year Ended December 31, 2002:
      Geological and geophysical costs........   $ 22,761     $  4,138     $  3,544    $  7,223   $ 37,666
      Exploratory dry holes...................     32,557        3,294        1,220        (539)    36,532
      Leasehold abandonments and other........      7,637        2,874        1,077         108     11,696
                                                  -------      -------      -------     -------    -------
                                                 $ 62,955     $ 10,306     $  5,841    $  6,792   $ 85,894
                                                  =======      =======      =======     =======    =======
    Year Ended December 31, 2001:
      Geological and geophysical costs........   $ 29,620     $  6,541     $  2,373    $ 13,678   $ 52,212
      Exploratory dry holes...................     34,883        6,040        5,473      10,432     56,828
      Leasehold abandonments and other........      5,546       11,276        2,036           8     18,866
                                                  -------      -------      -------     -------    -------
                                                 $ 70,049     $ 23,857     $  9,882    $ 24,118   $127,906
                                                  =======      =======      =======     =======    =======
    Year Ended December 31, 2000:
      Geological and geophysical costs........   $ 22,033     $  6,881     $  2,273    $  7,761   $ 38,948
      Exploratory dry holes...................     11,745        6,987          887       8,396     28,015
      Leasehold abandonments and other........      7,089       11,520        1,971           7     20,587
                                                  -------      -------      -------     -------    -------
                                                 $ 40,867     $ 25,388     $  5,131    $ 16,164   $ 87,550
                                                  =======      =======      =======     =======    =======

       The decrease in 2002 exploration, abandonments, geological and geophysical costs reflected a decline in Argentine exploration activities as the Company monitored and assessed the economic environment and risks associated with Argentina; a decline in exploratory dry holes and geological and geophysical costs in Africa, as the Company assessed its exploratory successes in Gabon and Tunisia; and the allocation of a larger percentage of the Company's 2002 capital budget to the development of its significant discoveries in the Gulf of Mexico and offshore South Africa. The increase in 2001 exploration costs, as compared to 2000, was primarily due to increased geological and geophysical costs that were supportive of exploratory drilling, increased exploratory drilling in the Gulf of Mexico and Argentina and an exploratory dry hole drilled in Tunisia. Approximately 20 percent of the Company's 2002 costs incurred for oil and gas producing activities were exploration costs as compared to 34 percent in 2001 and 38 percent in 2000.

       General and administrative expenses. The Company's general and administrative expenses totaled $48.4 million ($1.17 per BOE), $37.0 million ($.89 per BOE) and $33.3 million ($.76 per BOE) during the years ended December 31, 2002, 2001 and 2000, respectively. The increase in administrative expense during 2002 as compared to 2001 was primarily due to the elimination of operating overhead being charged by the Company to the 42 affiliated partnerships that were merged into a wholly-owned subsidiary of the Company during December 2001 (see "Financial and Operating Performance" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the 2001 merger). Additionally, the Company awarded 645,445 shares of restricted stock to directors, officers and key employees as part of the Company's compensation program. The Company recorded $16.2 million of deferred compensation associated with the restricted stock awards, which amount will be amortized to compensation expense during the vesting periods of the awards. Amortization of the deferred costs of the restricted stock increased general and administrative expenses by $1.9 million in 2002. See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the restricted stock awards and their vesting periods. The increase in general and administrative expense during 2001, as compared to 2000, was primarily due to an increase in compensation expense.

         Interest expense. Interest expense was $95.8 million, $132.0 million and $162.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decline in 2002 interest expense as compared to 2001, was primarily due to incremental interest savings of $18.0 million from the Company's interest rate hedging program; a $6.3 million increase in interest capitalized; interest savings from the retirement of the Company's outstanding 11-5/8 percent and 10-5/8 percent senior subordinated notes during the third quarter of 2001 and $38.7 million of the Company's 9-5/8 percent senior notes during the fourth quarter of 2001; interest savings from the repurchase of $47.1 million of 9-5/8 percent senior notes and $13.9 million of 8-7/8 percent senior notes during 2002; interest savings from the repayment of the $45.2 million West Panhandle gas field capital obligation in July 2002 which bore interest at an annual rate of 20 percent; and interest savings from reductions in underlying market interest rates. The decrease in interest expense for 2001 as compared to 2000 was primarily due to incremental interest savings of $7.0 million from the Company's interest rate hedging program; a $6.0 million increase in interest capitalized; and interest savings associated with the redemption of the Company's outstanding 11-5/8 percent and 10-5/8 percent senior subordinated notes and $38.7 million of the Company's 9-5/8 percent senior notes.

       As is discussed in "2003 Outlook" above, capitalized interest will decline during 2003, as compared to 2002 levels, primarily due to the completion of the Canyon Express development project during September 2002 and the anticipated completion of the Falcon and Sable development projects during the second quarter of 2003. Additionally, 2003 interest expense will be impacted by fair value hedges of the Company's 9-5/8 percent senior notes that were initiated by the Company during February 2003 and for which more detailed information is provided in "2003 Outlook" and in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk". See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt, interest expense and extraordinary items.

       Other expenses. Other expenses were $17.3 million during 2002, as compared to $39.6 million during 2001 and $67.2 million during 2000. Other expenses during 2002 were primarily comprised of a $6.9 million charge from the remeasurement of the Company's Argentine peso-denominated net monetary assets and liabilities and $2.5 million of marketing losses incurred to transport and sell purchased Canadian gas to a Chicago, Illinois sales point. See Note B and
Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding currency remeasurement and gas transportation commitments.

       Other expenses in 2001 include $11.4 million of commodity derivative settlements that did not qualify for hedge treatment under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"; $9.9 million of marketing losses incurred to transport and sell purchased Canadian gas to a Chicago, Illinois sales point; $7.7 million of losses from the remeasurement of the Company's Argentine peso-denominated net monetary assets and an adjustment to reduce the carrying value of Argentine lease and well equipment inventory to market value; $6.0 million of bad debt expense related to derivative contracts with Enron North America Corp. and $4.6 million of other expenses.

       The primary component of other expense during 2000 was $58.5 million of mark-to-market losses on derivative contracts that did not qualify for hedge accounting treatment, including $43.9 million of losses on derivative contracts that matured during 2000 and $14.6 million of losses associated with the Company's Btu swap agreements that mature at the end of December 2004. During 2001, the Company entered into offsetting swap agreements that had fixed the prices that are to be received and paid by the Company under the Btu swap agreements. Consequently, the Btu swap agreements are no longer sensitive to changes in oil or gas commodity prices.

       Income tax provisions (benefits). The Company recognized consolidated income tax provisions of $5.1 million and $4.0 million during 2002 and 2001, respectively, and a consolidated income tax benefit of $6.0 million during 2000. The Company's consolidated tax provision for the year ended December 31, 2002 was comprised of current U.S. state and local taxes of $.2 million, current foreign taxes of $2.1 million and deferred foreign tax provisions of $2.8 million. The Company's consolidated tax provision for the year ended December 31, 2001 was comprised of current U.S. state and local taxes of $1.1 million, current foreign taxes of $10.5 million and deferred foreign tax benefits of $7.6 million. The Company's consolidated tax benefit in 2000 was comprised of a $10.6 million deferred tax benefit in Argentina, partially offset by $4.6 million of current taxes paid in Argentina.

       Due to uncertainties regarding the Company's ability to realize certain of its net operating loss carryovers and tax credit carryovers prior to their scheduled expirations, the Company has established a valuation allowance of $277.2 million against those carryovers. Although the Company believes it is more likely than not that the carrying values of its remaining deferred tax assets will be realized through future taxable earnings or alternative tax planning strategies, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable. As a result of this situation, it is likely that the Company's effective tax rate in 2003 will be minimal in the United States and Canada and approximately 35 percent in Argentina. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's income tax, deferred tax asset valuation reserves and net operating loss carryforward expirations.

       Extraordinary items. During 2002, the Company repurchased $47.1 million of its 9-5/8 percent senior notes, $13.9 million of its 8-7/8 percent senior notes and repaid a $45.2 million West Panhandle field capital cost obligation. Associated with the 2002 debt extinguishments, the Company recognized an extraordinary loss, net of taxes, of $22.3 million. During 2001, the Company redeemed the remaining $22.5 million of its outstanding 11-5/8 percent senior subordinated notes, $6.8 million of its outstanding 10-5/8 percent senior subordinated notes and repurchased $38.7 million of its 9-5/8 percent senior notes. Associated with these debt extinguishments, the Company recognized an extraordinary loss, net of taxes, of $3.8 million. During 2000, the Company replaced its prior credit facility, which was scheduled to mature in August 2002, with a new $575 million corporate credit facility due March 1, 2005 (the "Credit Agreement"). Associated therewith, the Company recognized a $12.3 million extraordinary loss on early extinguishment of debt. See "New Accounting Pronouncements", above, for information regarding future changes in the classification of the Company's extraordinary gains and losses.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations. Funding for exploration, development and acquisitions of oil and gas properties and repayment of contractual obligations may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital resources" below. Funding for the Company's working capital obligations is provided by internally-generated cash flow.

       Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during 2002, 2001 and 2000 totaled $614.7 million, $529.7 million and $299.7 million, respectively. The Company's 2002 expenditures for additions to oil and gas properties were funded by $332.2 million of net cash provided by operating activities, $118.9 million of proceeds from the disposition of assets and a portion of the proceeds from the issuance of 11.5 million shares of the Company's common stock during April 2002. The Company's 2001 expenditures were internally funded by $475.6 million of net cash provided by operating activities and a portion of the Company's $113.5 million of proceeds from disposition of assets. The Company's 2000 capital expenditures were internally funded by net cash provided by operating activities.

       The Company strives to maintain its indebtedness at reasonable levels in order to provide sufficient financial flexibility to take advantage of future opportunities. The Company's capital budget for 2003 is expected to range from $450 million to $550 million. The Company believes that net cash provided by operating activities during 2003 will be sufficient to fund the 2003 capital expenditures budget.

       Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity hedges and other contracts. From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off- balance sheet obligations of the Company. As of December 31, 2002, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) $27.2 million of undrawn letters of credit issued under the Company's $575 million corporate credit facility and (ii) operating lease agreements under which the Company's future minimum lease commitments are summarized in the table below and in Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". Contractual obligations for which the ultimate settlement amounts are not fixed and determinable include derivative contracts that are sensitive to future changes in commodity prices, currency exchange rates and interest rates and gas transportation commitments. See "Item

7A. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the year ended December 31, 2002 and Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding gas transportation commitments. The following table summarizes the Company's payments due by period for fixed and determinable contractual obligations:

                                                         Payments Due by Year
                                      ------------------------------------------------------------
                                         2003        2004        2005     2006-2007    Thereafter
                                      ---------   ---------   ---------   ---------   ------------
                                                            (in thousands)

   Long-term debt (a).............    $     -     $     -     $ 406,704   $ 161,130    $1,100,702
   Operating leases (b)...........       19,364      41,553      39,375      58,924        36,338
   Btu swap agreements (c)........        7,168       7,190         -           -             -
   Terminated commodity hedges....          484         340         -           -             -
                                       --------    --------    --------    --------     ---------

                                      $  27,016   $  49,083   $ 446,079   $ 220,054    $1,137,040
                                       ========    ========    ========    ========     =========

------------
(a)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".
(b)  See Note I of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".
(c)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 2003.

     Operating activities. Net cash provided by operating activities during 2002, 2001 and 2000 were $332.2 million, $475.6 million and $430.1 million, respectively. Net cash provided by operating activities in 2002 decreased by $143.4 million, or 30 percent, as compared to that of 2001. The decrease in 2002 net cash provided by operating activities was principally due to declines in commodity prices, offset partially by declines in interest expense. Net cash provided by operating activities in 2001 increased by $45.5 million, or 11 percent, as compared to that of 2000. The increase in 2001 was primarily due to higher commodity prices as compared to 2000, declines in interest expense and an increase in trade receivable collections.

     Financing activities. During the year ended December 31, 2002, the Company's financing activities provided $170.9 million of cash, comprised of $236.0 million of proceeds, net of issuance costs, from the sale of 11.5 million shares of the Company's common stock; $48.0 million of net borrowings of long-term debt; and $14.4 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. Partially offsetting these cash proceeds from financing activities were $124.2 million of payments of noncurrent liabilities and $3.3 million of debt issuance costs during 2002. In contrast, during the years ended December 31, 2001 and 2000, the Company used $64.0 million and $244.1 million, respectively, of net cash in financing activities. During the years ended December 31, 2001 and 2000, the Company used $5.1 million and $177.3 million of cash, respectively, to repay long-term debt; $53.4 million and $29.8 million, respectively, to repay noncurrent liabilities; $13.0 million and $27.3 million, respectively, to purchase treasury stock; and, during the year ended December 31, 2000, $13.8 million for deferred loan and debt issuance costs. Partially offsetting the above described net cash uses from financing activities were $7.5 million and $4.2 million of net cash provided from the exercise of long-term incentive plan stock options and employee stock purchases during the years ended December 31, 2001 and 2000, respectively.

     Over the three year period ended December 31, 2002, the Company has used $134.4 million of cash for net reductions in long-term borrowings and has reduced its ratio of debt to book capitalization to 55 percent as of December 31, 2002, from 69 percent as of December 31, 1999. Additionally, the Company has entered into financing transactions with the intent of reducing its costs of capital and increasing liquidity through the extension of debt maturities.

     During the years ended December 31, 2002 and 2001, the Company entered into interest rate swap contracts to hedge the fair value of its 6-1/2 percent senior notes, its 8-7/8 percent senior notes and its 8-1/4 percent senior notes. The Company also entered into interest rate swaps to hedge a portion of its interest rate risk under the Credit Agreement. In 2002 and 2001, the Company terminated its open interest rate swap portfolios to lock in the substantial fair value of the derivatives. As of December 31, 2002, the Company had $35.7 million of deferred gains associated with the interest rate swap terminations recorded as an increase in the carrying value of the Company's long-term debt. During the years ended December 31, 2002, 2001 and 2000, net gains from the Company's interest rate swaps have reduced interest expense by $25.3 million, $7.3 million and $.3 million, respectively. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information about the Company's interest rate hedging activities.

     As is further described in "Results of Operations" above, during the year ended December 31, 2002, the Company repurchased $47.1 million of its 9-5/8 percent senior notes, $13.9 million of its 8-7/8 percent senior notes and repaid a $45.2 million West Panhandle gas field capital cost obligation. Additionally, during the year ended December 31, 2001, the Company redeemed its remaining 11-5/8 percent and 10-5/8 percent senior subordinated notes and $38.7 million of its 9-5/8 percent senior notes.

     At December 31, 2002, the Company had a $575.0 million corporate credit facility with a syndicate of banks that matures on March 1, 2005. Outstanding borrowings under the corporate credit facility totaled $260.0 million as of December 31, 2002. In addition, the Company has five outstanding senior note issuances at December 31, 2002. Such debt issuances consist of (i) $136.1 million aggregate principal amount of 8-7/8 percent senior notes due in 2005;
(ii) $150 million aggregate principal amount of 8-1/4 percent senior notes due in 2007; (iii) $350 million aggregate principal amount of 6-1/2 percent senior notes due in 2008; (iv) $339.2 million aggregate remaining principal amount of 9-5/8 percent senior notes due in 2010; (v) $150 million aggregate principal amount of 7-1/2 percent senior notes due in 2012; and (vi) $250 million aggregate principal amount of 7-1/5 percent senior notes due in 2028. Certain of the obligations above contain restrictive covenants, each of which the Company is in compliance.

     The weighted average interest rate on the Company's indebtedness for the year ended December 31, 2002 was 5.74 percent as compared to 7.52 percent for the year ended December 31, 2001 and 8.68 percent for the year ended December 31, 2000, taking into account the effect of interest rate swaps. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more specific information regarding the Company's long-term debt as of December 31, 2002 and 2001.

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

       Sales of non-strategic assets. During 2002, 2001 and 2000, proceeds from the sale of non-strategic assets totaled $118.9 million, $113.5 million and $102.7 million, respectively. The Company's 2002, 2001 and 2000 asset divestitures were comprised of hedge derivatives, common stock of a non-affiliated entity, and non-strategic United States and Canadian oil and gas properties, gas plants and other assets. The cash proceeds received from asset divestitures during 2002 and 2001 were used to fund a portion of the Company's 2002 and 2001 capital expenditures and for general corporate obligations. The net cash proceeds from the 2000 asset divestitures were used to reduce the Company's outstanding indebtedness (see "Results of Operations", above, and Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data").

       Book capitalization and liquidity. The Company's total debt was $1.67 billion as of December 31, 2002, as compared to total debt of $1.58 billion on December 31, 2001 and 2000. The Company's total book capitalization at December 31, 2002 was $3.04 billion, consisting of total debt of $1.67 billion and stockholders' equity of $1.37 billion. The Company's debt to total capitalization was 55 percent at December 31, 2002. The Company's ratio of current assets to current liabilities was .54 at December 31, 2002 and 1.12 at December 31, 2001. The decline in the Company's ratio of current assets to current liabilities was primarily due to a $170.7 million difference in the fair value of 2003 maturing derivatives at December 31, 2002 as compared to the fair value of 2002 maturing derivatives at December 31, 2001. Including $27.2 million of undrawn and outstanding letters of credit, the Company has $287.8 million of unused borrowing capacity available under its Credit Agreement as of December 31, 2002.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2002 and 2001, and from which the Company may incur future gains or losses from changes in market interest rates, foreign exchange rates or commodity prices. Although certain derivative contracts that the Company is a party to do not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

       The fair value of the Company's derivative contracts are determined based on counterparties' estimates and valuation models. The Company has not changed its valuation method during 2002. During 2002, the Company was a party to forward foreign exchange contracts, commodity and interest rate swap contracts and commodity collar contracts. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative contracts, including deferred gains and losses on terminated derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2002:

                                                       Derivative Contract Assets (Liabilities)
                                                  --------------------------------------------------
                                                                              Foreign
                                                                 Interest     Exchange
                                                  Commodity        Rate         Rate        Total
                                                  ----------     --------     --------     ---------
                                                                    (in thousands)
     Fair value of contracts outstanding
         as of December 31, 2001..............    $ 180,554     $ (19,637)     $   61      $ 160,978
     Changes in contract fair values (1)......     (183,285)       62,786         203       (120,296)
     Contract realizations:
         Maturities...........................      (48,212)      (11,155)       (249)       (59,616)
         Termination - cash settlements.......      (58,685)      (31,994)        -          (90,679)
         Termination - future obligations.....        1,303           -           -            1,303
         Termination - future receivables.....         (479)          -           -             (479)
                                                   --------      --------       -----       --------
     Fair value of contracts outstanding
         as of December 31, 2002..............    $(108,804)    $     -        $   15      $(108,789)
                                                   ========      ========       =====       ========

---------------
(1) At inception, new derivative contracts entered into by the Company have no intrinsic value.

Quantitative Disclosures

       Interest rate sensitivity.  The following tables provide information,  in
U. S. dollar equivalent amounts, about other financial instruments that the Company was a party to as of December 31, 2002 and 2001 and that are or were sensitive to changes in interest rates. For debt obligations, the tables present maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2002 and 2001. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curves for the six-month London Interbank Offered Rate.


                            Interest Rate Sensitivity
     Derivative and Other Financial Instruments as of December 31, 2002 (1)

                                                                                                                 Liability
                                  2003       2004       2005       2006       2007     Thereafter      Total     Fair Value
                                --------   --------   --------   --------   --------   ----------   ----------   -----------
                                                          (in thousands except interest rates)
Total Debt:
  U.S. dollar denominated
    maturities:
   Fixed rate debt............  $    -     $    -     $146,704   $    -     $161,130   $1,100,702   $1,408,536   $(1,484,009)
   Weighted average
     interest rate (%)........      7.94       7.94       7.87       7.83       7.81         7.77
   Variable rate debt.........  $    -     $    -     $260,000   $    -     $    -     $      -     $  260,000   $  (260,000)
   Average interest rate (%)..      2.89       4.08       5.27

------------
(1) During February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company will receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and will pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi- annually, plus a weighted average margin of 566.4 basis points.

      The accompanying Interest Rate Sensitivity table as of December 31, 2001 also provides information about interest rate swap agreements that the Company was a party to as of that date. These interest rate swap agreements were terminated during the year ended December 31, 2002 and no longer represent market risk to the Company. The interest rate swap agreements as of December 31, 2001 hedged (i) the fair value of the Company's 8-1/4 percent senior notes; (ii) the fair value of the Company's 6-1/2 percent senior notes; and (iii) a portion of the interest rate risk associated with the Company's Credit Agreement.

                            Interest Rate Sensitivity
       Derivative and Other Financial Instruments as of December 31, 2001

                                                                                                                  Liability
                                   2002       2003       2004       2005       2006     Thereafter      Total     Fair Value
                                 --------   --------   --------   --------   --------   ----------   ----------   -----------
                                                           (in thousands except interest rates)
Total Debt:
 U.S. dollar denominated
  maturities:
    Fixed rate debt............  $     -    $     -    $     -    $161,998   $    -      $1,121,306  $1,283,304   $(1,268,178)
    Weighted average
      interest rate (%)........      8.06       8.06       8.06       7.98       7.95          7.95
    Variable rate debt.........  $     -    $     -    $     -    $294,000   $    -      $      -    $  294,000   $  (294,000)
    Average interest rates (%).      4.38       6.12       6.90       7.27

Interest Rate Hedge Derivatives:
 8-1/4% senior notes hedge:
    Notional debt amount.......  $150,000   $150,000   $150,000   $150,000   $150,000    $  150,000  $  150,000   $    (2,965)
    Fixed rate receivable (%)..      8.25       8.25       8.25       8.25       8.25          8.25
    Variable rate payable (%)..      6.50       8.24       9.02       9.39       9.64          9.79
 6-1/2% senior notes hedge:
    Notional debt amount.......  $350,000   $350,000   $350,000   $350,000   $350,000    $  350,000  $  350,000   $   (16,229)
    Fixed rate receivable (%)..      6.50       6.50       6.50       6.50       6.50          6.50
    Variable rate payable (%)..      5.15       6.89       7.67       8.04       8.29          8.44
 Credit Agreement hedge:
    Notional debt amount.......  $ 55,000                                                            $   55,000   $      (443)
    Fixed rate payable (%).....      5.43
    Variable rate
       receivable (%)..........      4.38

       Foreign exchange rate sensitivity. The following tables provide information, in U.S. dollar equivalent amounts, about derivative financial instruments that the Company was a party to as of December 31, 2002 and 2001 and that were sensitive to changes in foreign exchange rates.

                        Foreign Exchange Rate Sensitivity
       Derivative and Other Financial Instruments as of December 31, 2002

                                                                                     Asset
                                                          2003       Total       Fair Value (1)
                                                        --------    --------     --------------
                                                          (in thousands except interest rates)
Foreign Exchange Rate Hedge Derivatives:
    Notional amount of foreign
     currency forward contracts....................     $  2,000    $  2,000        $   15
    Fixed Canadian to U.S. dollar rate paid........        .6258

--------------
(1) The Company's foreign currency forward contract matured as a $15 thousand asset during January 2003.

                        Foreign Exchange Rate Sensitivity
       Derivative and Other Financial Instruments as of December 31, 2001

                                                                                   Asset
                                                          2002       Total       Fair Value
                                                        --------    --------     ----------
                                                        (in thousands except interest rates)
Foreign Exchange Rate Hedge Derivatives:
    Notional amount of foreign
     currency forward contracts....................     $ 24,752    $ 24,752        $   61
    Fixed Canadian to U.S. dollar rate paid........        .6266
    Average forward Canadian dollar to U.S. dollar
     exchange rate as of February 28, 2002.........        .6250

       Commodity price sensitivity. The following tables provide information, in U.S. dollar equivalent amounts, about derivative financial instruments that the Company was a party to as of December 31, 2002 and 2001 and that were sensitive to changes in oil and gas prices. As of December 31, 2002 and 2001, all of the Company's derivative financial instruments that were sensitive to changes in oil and gas prices qualified as hedges.

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

       See Notes B, C and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2002

                                                                                   Liability
                                                          2003         2004        Fair Value
                                                        --------     --------     ------------
Oil Hedge Derivatives (1):
 Average daily notional Bbl volumes:
     Swap contracts (2)............................       22,236       14,000      $ (19,912)
      Weighted average fixed price per Bbl.........     $  24.45     $  23.11
   Average forward NYMEX oil prices per Bbl (3)....     $  31.55     $  25.75

---------------
(1)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter for 2003 and 2004.
(2) During January 2003, the Company increased its 2003 oil hedge positions by entering into 6,000 Bbls per day of March 2003 oil swap contracts with average per Bbl fixed prices of $33.51.
(3) The average forward NYMEX oil prices per Bbl are based on February 18, 2003 market quotes.


                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2001

                                                                                     Asset
                                                           2002         2003       Fair Value
                                                         --------     --------     ----------
Oil Hedge Derivatives (1):
  Average daily notional Bbl volumes:
     Swap contracts..................................       9,463        2,975        $  23,423
      Weighted average fixed price per Bbl...........    $  26.23     $  24.02
     Collar contracts................................       2,975                     $   5,506
      Weighted average short call ceiling price
        per Bbl......................................    $  28.61
      Weighted average long put floor price
        per Bbl......................................    $  25.00
   Average forward NYMEX oil prices (1)..............    $  21.86     $  21.54

---------------
(1) The average forward NYMEX oil prices are based on February 28, 2002 market quotes.


                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2002

                                                                                         2006 &     Liability
                                                         2003       2004       2005       2007      Fair Value
                                                       --------   --------   --------   ---------   ----------
Gas Hedge Derivatives (1) (2):
  Average daily notional MMBtu volumes:
    Swap contracts...................................   230,000    180,000     10,000      20,000   $ (88,892)
     Weighted average fixed price per MMBtu..........  $   3.76   $   3.81   $   3.70    $   3.75
  Average forward NYMEX gas prices per MMBtu (3).....  $   5.53   $   4.80   $   4.31    $   4.12

--------------
(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices per MMBtu by calendar quarter for 2003, 2004, 2005, 2006 and 2007.
(3) The average forward NYMEX gas prices per MMBtu are based on February 18, 2003 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2001

                                                                                                      Asset
                                                        2002       2003        2004       2005     Fair Value
                                                      --------   --------    --------   --------   ----------
Gas Hedge Derivatives (1) (2):
  Average daily notional MMBtu volumes:
    Swap contracts..................................   165,205    117,500     165,000     50,000   $  137,606
     Weighted average fixed price per MMBtu.........  $   4.19   $  3.62     $   3.84   $   3.63
    Collar contracts................................    20,000                                     $   14,019
     Weighted average short call ceiling price
        per MMBtu...................................  $   6.00
     Weighted average long put floor price
        per MMBtu...................................  $   4.50
  Average forward NYMEX gas prices per MMBtu (2)....  $   2.68   $  3.21     $   3.42   $   3.52

---------------
(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2) The average forward NYMEX gas prices per MMBtu are based on February 28, 2002 market quotes.

Qualitative Disclosures

       Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. To realize its objectives, the Company borrows under fixed and variable rate debt instruments, based on the availability of capital, market conditions and hedge opportunities. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's debt instruments.

       Derivative financial instruments. The Company has, from time to time, entered into interest rate, foreign exchange rate and commodity price derivative contracts to hedge interest rate, foreign exchange rate and commodity price risks in accordance with policies and guidelines approved by the Company's board of directors. In accordance with those policies and guidelines, the Company's executive management determines the appropriate timing and extent of hedge transactions. Although the Company is a party to certain derivative contracts that do not qualify for hedge accounting treatment, the Company's policy is to limit its participation in derivative contracts to those that, in the opinion of management, reduce the Company's overall economic risk.

       As of December 31, 2002, the Company's primary risk exposures associated with financial instruments to which it is a party include oil and gas price volatility, volatility in the exchange rates of the Canadian dollar and Argentine peso vis a vis the U.S. dollar and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2002.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                           Page

Consolidated Financial Statements of Pioneer Natural Resources Company:
   Independent Auditors' Report.........................................    42
   Consolidated Balance Sheets as of December 31, 2002 and 2001.........    43
   Consolidated Statements of Operations for the Years Ended
      December 31, 2002, 2001 and 2000..................................    44
   Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2002, 2001 and 2000............................    45
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001, and 2000.................................    46
   Consolidated Statements of Comprehensive Income (Loss) for the
      Years Ended December 31, 2002, 2001 and 2000......................    47
   Notes to Consolidated Financial Statements...........................    48
   Unaudited Supplementary Information..................................    81

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Pioneer Natural Resources Company:

       We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Natural Resources Company at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

       As discussed in Note B to the consolidated financial statements, in 2001 Pioneer Natural Resources Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".



                                            Ernst & Young LLP



Dallas, Texas
January 24, 2003

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS
                                                                           December 31,
                                                                    --------------------------
                                                                        2002           2001
                                                                    -----------    -----------
Current assets:
  Cash and cash equivalents.......................................  $     8,490    $    14,334
  Accounts receivable:
    Trade, net of reserves for doubtful accounts of $4,744
      and $5,553 as of December 31, 2002 and 2001, respectively...       97,774         81,616
    Affiliates....................................................          448            595
  Inventories.....................................................       10,648         14,549
  Deferred income taxes...........................................       13,900          6,400
  Other current assets:
    Derivative assets, net of valuation reserves of $3,351 and
      $3,153 as of December 31, 2002 and 2001, respectively.......        3,150        127,074
    Other.........................................................       12,683         11,075
                                                                     ----------     ----------
      Total current assets........................................      147,093        255,643
                                                                     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
    Proved properties.............................................    4,252,897      3,691,783
    Unproved properties...........................................      219,073        187,785
  Accumulated depletion, depreciation and amortization............   (1,303,541)    (1,095,310)
                                                                     -----------    ----------
                                                                      3,168,429      2,784,258
                                                                     -----------    ----------
Deferred income taxes.............................................       76,840         84,319
Other property and equipment, net.................................       22,784         21,560
Other assets, net:
  Derivative assets, net of valuation reserves of $1,136 and
    $1,069 as of December 31, 2002 and 2001, respectively.........          793         54,486
  Other...........................................................       39,177         70,787
                                                                     ----------     ----------
                                                                    $ 3,455,116    $ 3,271,053
                                                                     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade.........................................................  $   117,582    $    92,760
    Affiliates....................................................        7,192          6,405
  Interest payable................................................       37,458         37,410
  Other current liabilities:
    Derivative obligations........................................       83,638         36,830
    Other.........................................................       28,722         54,804
                                                                     ----------     ----------
      Total current liabilities...................................      274,592        228,209
                                                                     ----------     ----------
Long-term debt....................................................    1,668,536      1,577,304
Noncurrent derivative obligations.................................       42,490         32,438
Other noncurrent liabilities......................................       85,841        133,945
Deferred income taxes.............................................        8,760         13,768
Stockholders' equity:
  Preferred stock, $.01 par value; 100,000,000 shares
    authorized; zero and one share issued and outstanding
    as of December 31, 2002 and 2001, respectively................          -              -
  Common stock, $.01 par value; 500,000,000 shares authorized;
    119,592,344 shares issued at December 31, 2002; and
    107,422,467 shares issued at December 31, 2001................        1,196          1,074
  Additional paid-in capital......................................    2,714,567      2,462,272
  Treasury stock, at cost; 2,339,806 shares at December 31,
    2002 and 3,486,073 shares at December 31, 2001................      (32,219)       (48,002)
  Deferred compensation...........................................      (14,292)           -
  Accumulated deficit.............................................   (1,298,440)    (1,323,343)
  Accumulated other comprehensive income:
    Deferred hedge gains, net.....................................        9,555        201,046
    Cumulative translation adjustment.............................       (5,470)        (7,658)
                                                                     ----------     ----------
      Total stockholders' equity..................................    1,374,897      1,285,389

Commitments and contingencies
                                                                     ----------     ----------
                                                                    $ 3,455,116    $ 3,271,053
                                                                     ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                 Year Ended December 31,
                                                           -----------------------------------
                                                              2002        2001         2000
                                                           ---------    ---------    ---------
Revenues and other income:
  Oil and gas..........................................    $ 701,780    $ 847,022    $ 852,738
  Interest and other...................................       11,222       21,778       25,775
  Gain on disposition of assets, net...................        4,432        7,681       34,184
                                                            --------     --------     --------
                                                             717,434      876,481      912,697
                                                            --------     --------     --------
Costs and expenses:
  Oil and gas production...............................      199,570      209,664      189,265
  Depletion, depreciation and amortization.............      216,375      222,632      214,938
  Exploration and abandonments.........................       85,894      127,906       87,550
  General and administrative...........................       48,402       36,968       33,262
  Interest.............................................       95,815      131,958      161,952
  Other................................................       17,256       39,588       67,231
                                                            --------     --------     --------
                                                             663,312      768,716      754,198
                                                            --------     --------     --------
Income before income taxes and extraordinary items.....       54,122      107,765      158,499
Income tax benefit (provision).........................       (5,063)      (4,016)       6,000
                                                            --------     --------     --------
Income before extraordinary items......................       49,059      103,749      164,499
Extraordinary items - loss on early extinguishment
  of debt, net of tax..................................      (22,346)      (3,753)     (12,318)
                                                            --------     --------     --------
Net income.............................................    $  26,713    $  99,996    $ 152,181
                                                            ========     ========     ========
Income per share:
  Basic:
     Income before extraordinary items.................    $     .44    $    1.05    $    1.65
     Extraordinary items...............................         (.20)        (.04)        (.12)
                                                            --------     --------     --------
     Net income........................................    $     .24    $    1.01    $    1.53
                                                            ========     ========     ========
  Diluted:
     Income before extraordinary items.................    $     .43    $    1.04    $    1.65
     Extraordinary items...............................         (.20)        (.04)        (.12)
                                                            --------     --------     --------
     Net income........................................    $     .23    $    1.00    $    1.53
                                                            ========     ========     ========
Weighted average shares outstanding:
     Basic.............................................      112,542       98,529       99,378
                                                            ========     ========     ========
     Diluted...........................................      114,288       99,714       99,763
                                                            ========     ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                                  Accumulated Other
                                                                                                Comprehensive Income
                                                                                           -----------------------------
                                                                                           Deferred  Invest-               Total
                                            Additional            Deferred                  Hedge     ment      Trans-     Stock-
                                   Common    Paid-in    Treasury   Compen-   Accumulated   Gains &   Gains &    lation     holders'
                                    Stock    Capital     Stock     sation      Deficit     Losses    Losses   Adjustment   Equity
                                   -------  ----------  --------  ---------  -----------  --------  --------  ---------- ----------

Balance at December 31, 1999...... $ 1,009  $2,348,448  $(10,384) $   -      $(1,574,884) $    -     $    -    $ 10,425  $  774,614

Exercise of stock options and
 employee stock purchases.........       4       4,160       -         -             -          -         -         -         4,164
Purchase of treasury stock........     -           -     (27,298)      -             -          -         -         -       (27,298)
Net income........................     -           -         -         -         152,181        -         -         -       152,181
Other comprehensive income
 (loss):
  Unrealized gains on available
   for sale securities:
     Unrealized holdings gains....     -           -         -         -             -          -      33,828       -        33,828
     Gains included in net
      income......................     -           -         -         -             -          -     (25,674)      -       (25,674)
  Currency translation adjustment.     -           -         -         -             -          -         -      (6,910)     (6,910)
                                    ------   ---------   -------   --------   ----------   --------   -------   -------   ---------
Balance at December 31, 2000......   1,013   2,352,608   (37,682)      -      (1,422,703)       -       8,154     3,515     904,905
                                    ------   ---------   -------   --------   ----------   --------   -------   -------   ---------
Common stock issued for
 partnership acquisitions.........      57     104,236       -         -             -          -         -         -       104,293
Exercise of stock options and
 employee stock purchases.........       4       5,428     2,708       -            (636)       -         -         -         7,504
Purchase of treasury stock........     -           -     (13,028)      -             -          -         -         -       (13,028)
Net income........................     -           -         -         -          99,996        -         -         -        99,996
Other comprehensive income (loss):
  Deferred hedge gains and losses:
     Transition adjustment........     -           -         -         -             -     (197,444)      -         -      (197,444)
     Deferred hedge gains.........     -           -         -         -             -      393,004       -         -       393,004
     Net losses included in net
      income......................     -           -         -         -             -        5,486       -         -         5,486
  Unrealized gains and losses on
   available for sale securities:
     Unrealized holdings losses...     -           -         -         -             -          -         (45)      -           (45)
     Gains included in net income.     -           -         -         -             -          -      (8,109)      -        (8,109)
  Currency translation adjustment.     -           -         -         -             -          -         -     (11,173)    (11,173)
                                    ------   ---------   -------   --------   ----------   --------   -------   -------   ---------
Balance at December 31, 2001......   1,074   2,462,272   (48,002)      -      (1,323,343)   201,046       -      (7,658)  1,285,389
                                    ------   ---------   -------   --------   ----------   --------   -------   -------   ---------
Issuance of common stock..........     115     235,885       -         -             -          -         -         -       236,000
Adjustment to common stock
  issued for 2001 partnership
  acquisitions....................     -          (175)      -         -             -          -         -         -          (175)
Exercise of stock options and
 employee stock purchases.........     -           416    15,783       -          (1,810)       -         -         -        14,389
Deferred compensation:
  Compensation deferred...........       7      16,169       -     (16,176)          -          -         -         -           -
  Deferred compensation included
   in net income..................     -           -         -       1,884           -          -         -         -         1,884
Net income........................     -           -         -         -          26,713        -         -         -        26,713
Other comprehensive income (loss):
  Deferred hedge gains and losses,
   net of tax:
     Deferred hedge losses........     -           -         -         -             -     (179,067)      -         -      (179,067)
     Net gains included in net
      income......................     -           -         -         -             -      (12,424)      -         -       (12,424)
  Currency translation adjustment.     -           -         -         -             -          -         -       2,188       2,188
                                    ------   ---------   -------   -------    ----------   --------   -------   -------   ---------
Balance at December 31, 2002...... $ 1,196  $2,714,567  $(32,219) $(14,292)  $(1,298,440) $   9,555  $    -    $ (5,470) $1,374,897
                                    ======   =========   =======   =======    ==========   ========   =======   =======   =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                       Year Ended December 31,
                                                                -------------------------------------
                                                                   2002         2001          2000
                                                                ---------    ---------    -----------
Cash flows from operating activities:
  Net income..................................................  $  26,713    $  99,996    $   152,181
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion, depreciation and amortization...............    216,375      222,632        214,938
       Exploration expenses, including dry holes..............     64,617      103,595         66,959
       Deferred income taxes..................................      2,788       (7,649)       (10,600)
       Gain on disposition of assets, net.....................     (4,432)      (7,681)       (34,184)
       Loss on early extinguishment of debt, net of tax.......     22,346        3,753         12,318
       Interest related amortization..........................     (5,809)       8,689         12,699
       Commodity hedge related amortization...................     26,490        6,199            -
       Other noncash items....................................      9,301       14,944         59,776
     Change in operating assets and liabilities, net of
         effects from acquisitions:
       Accounts receivable....................................    (23,922)      41,295         (7,486)
       Inventory..............................................      3,023       (4,256)        (2,789)
       Other current assets...................................     (1,836)      (6,304)        (9,896)
       Accounts payable.......................................       (342)        (541)        26,260
       Interest payable.......................................         48         (733)         2,097
       Other current liabilities..............................     (3,115)       1,661        (52,177)
                                                                 --------     --------     ----------
       Net cash provided by operating activities..............    332,245      475,600        430,096
                                                                 --------     --------     ----------
Cash flows from investing activities:
  Cash acquired in acquisitions, net of fees paid.............        -         11,119            -
  Proceeds from disposition of assets.........................    118,850      113,453        102,736
  Additions to oil and gas properties.........................   (614,698)    (529,723)      (299,682)
  Other property dispositions (additions), net................    (12,283)     (17,590)         2,445
                                                                 --------     --------     ----------
       Net cash used in investing activities..................   (508,131)    (422,741)      (194,501)
                                                                 --------     --------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt.............................    529,805      328,331        922,607
  Principal payments on long-term debt........................   (481,783)    (333,410)    (1,099,935)
  Common stock issuance proceeds, net of issuance costs.......    236,000          -             -
  Payments of other noncurrent liabilities....................   (124,245)     (53,437)       (29,759)
  Exercise of stock options and employee stock purchases......     14,389        7,504          4,164
  Purchase of treasury stock..................................        -        (13,028)       (27,298)
  Deferred loan fees/issuance costs...........................     (3,293)         -          (13,847)
                                                                 --------     --------     ----------
       Net cash provided by (used in) financing activities....    170,873      (64,040)      (244,068)
                                                                 --------     --------     ----------
Net decrease in cash and cash equivalents ....................     (5,013)     (11,181)        (8,473)
Effect of exchange rate changes on cash and cash equivalents..       (831)        (644)          (156)
Cash and cash equivalents, beginning of year..................     14,334       26,159         34,788
                                                                 --------     --------     ----------
Cash and cash equivalents, end of year........................  $   8,490    $  14,334    $    26,159
                                                                 ========     ========     ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)




                                                                Year ended December 31,
                                                         ------------------------------------
                                                            2002         2001         2000
                                                         ----------   ----------   ----------

Net income............................................   $   26,713   $   99,996   $  152,181

Other comprehensive income (loss):
  Deferred hedge gains and losses, net of tax:
     Transition adjustment............................          -       (197,444)         -
     Deferred hedge gains (losses)....................     (179,067)     393,004          -
     Net (gains) losses included in net income........      (12,424)       5,486          -
  Gains and losses on available for sale securities:
     Unrealized holding gains (losses)................          -            (45)      33,828
     Gains included in net income.....................          -         (8,109)     (25,674)
  Currency translation adjustment.....................        2,188      (11,173)      (6,910)
                                                          ---------    ----------   ---------
       Other comprehensive income (loss)..............     (189,303)     181,719        1,244
                                                          ---------    ---------    ---------
Comprehensive income (loss)...........................   $ (162,590)  $  281,715   $  153,425
                                                          =========    =========    =========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located in the United States, Argentina, Canada, South Africa, Gabon and Tunisia.

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

       Unrealized holding gains are recognized for trading securities in interest and other revenue, and unrealized holding losses are recognized in other expense during the periods in which changes in fair value occur. As of December 31, 2002, the Company had $.2 million of trading securities recorded to other assets. The Company had no investments in trading securities as of December 31, 2001.

       Unrealized holding gains and losses are recognized for available-for-sale securities as credits or charges to stockholders' equity and other comprehensive income (loss) during the periods in which changes in fair value occur. Realized gains and losses on the divestiture of available-for-sale securities are determined using the average cost method. The Company did not have any investments in available-for-sale securities as of December 31, 2002 or 2001.

       Investments in non-affiliated equity securities that do not have a readily determinable fair value are measured at the lower of their original cost or the net realizable value of the investment. The Company did not have any equity security investments that did not have a readily determinable fair value as of December 31, 2002 or 2001.

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

       Early in January 2002, the Argentine government severed the direct one-to-one U.S. dollar to Argentine peso relationship that had existed for many years. The following bullet points disclose the significant Argentine assumptions utilized in the preparation of the 2002 and 2001 financial statements:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000



o As of December 31, 2002 and 2001, the Company used exchange rates of 3.37 pesos to $1 and 1.7 pesos to $1, respectively, to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries.

o    As part  of the  December  31,  2001  remeasurement  process,  the  Company estimated  that  the  recovery  or  settlement  values  to be  realized  on pre-devaluation, peso-denominated receivables and payables would be approximately 1.2 pesos to $1.

o After remeasuring inventory at historical exchange rates, the Company reduced the carrying value of its Argentine lease and well equipment to market values. The market value of the inventory was estimated to be 15 percent higher than the historical peso balance, but lower than the Company's carrying cost on an equivalent U.S. dollar basis as of December 31, 2001.

o The Company reviewed its Argentine proved and unproved properties for impairment as of December 31, 2002 and 2001. The Company's assessments were based on the Company's expectations of future commodity prices to be received and expenses to be paid in Argentina. The December 31, 2002 assumptions utilized to determine future net cash flows had oil and natural gas liquids ("NGLs") prices at world market prices adjusted for export taxes and local market discounts. Gas prices were assumed to return to predevaluation U.S. dollar levels after a period of time to allow for inflation. Expenses were initially assumed to be equivalent to reported expenses in 2002, but to gradually increase to 15 percent above 2002 levels. Based upon these assumptions, the Company determined that the carrying value of its proved and unproved properties was fully recoverable.

       The remeasurement of the peso-denominated monetary net assets of the Company's Argentine subsidiaries as of December 31, 2002 resulted in the Company recognizing a $6.9 million charge during 2002. The December 31, 2001 remeasurement of the Company's Argentine subsidiaries' peso-denominated monetary net assets and the adjustment to reduce the subsidiaries' carrying values of lease and well equipment inventory to market values resulted in the Company recognizing a $7.7 million charge in 2001. Numerous uncertainties exist surrounding the ultimate resolution of Argentina's economic and political instability and actual results could differ from those estimates and assumptions utilized.

       The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells;
(ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; and
(iv) peso-denominated monetary assets and liabilities.

       New accounting pronouncements. During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amends Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations are recognized using a cost-accumulation approach. The Company currently records significant asset retirement obligations through the unit-of-production method, except for such liabilities that were assumed in business combinations, which were recorded at their estimated fair values. The Company adopted the provisions of SFAS 143 on January 1, 2003.

       The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $13.8 million increase in the carrying values of proved properties, (ii) a $26.3 million decrease in accumulated depreciation, depletion,

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


and amortization of property, plant and equipment, (iii) a $1.0 million increase in current abandonment liabilities and (iv) a $22.4 million increase in noncurrent abandonment liabilities. The net impact of items (i) through (iv) was to record a gain of $16.7 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003.

       During April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to the adoption of the provisions of SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, gains or losses from the early extinguishment of debt to be classified as components of a company's income or loss from continuing operations. The Company adopted the provisions of SFAS 145 on January 1, 2003. The adoption of the provisions of SFAS 145 is not expected to affect the Company's future financial position or liquidity. Upon adoption of the provisions of SFAS 145, gains or losses from the early extinguishment of debt recognized in the Company's consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 will be reclassified to other revenues or other expense and included in the determination of the income (loss) from continuing operations of those periods.

       Cash equivalents. Cash and cash equivalents include cash on hand and depository accounts held by banks.

       Inventories - equipment. Lease and well equipment to be used in future production and drilling activities are carried at the lower of cost or market, on a first-in, first-out basis. The Company has established lower of cost or market allowances to reduce the carrying values of its equipment inventories in the amounts of $3.6 million and $6.8 million as of December 31, 2002 and 2001, respectively.

       Inventories - commodities. Commodities are carried at the lower of average cost or market. When sold from inventory, commodities are removed on a first-in, first-out basis.

       Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. The Company also expenses the costs associated with exploratory wells that find oil and gas reserves if a determination that proved reserves have been found cannot be made within one year of the exploration well being drilled. The Company capitalizes interest on expenditures for significant development projects until such projects are ready for their intended use.

       The Company owns interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating  facilities.  The  Company's  ownership  in the natural gas  processing plants and treating facilities is primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. The third party revenues generated from the plant and treating facilities for the three years ended December 31, 2002, 2001 and 2000 were $28.4 million, $32.7 million and $36.3 million, respectively. The third party expenses attributable to the plants and treating facilities for those same periods were $9.3 million, $9.7 million and $9.0 million, respectively. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

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

       If significant, the Company accrues the estimated future costs to plug and abandon wells under the unit-of-production method. The charge, if any, is reflected in the accompanying Consolidated Statements of Operations as abandonment expense while the liability is reflected in the accompanying Consolidated Balance Sheets as other liabilities. Plugging and abandonment liabilities assumed in a business combination accounted for as a purchase are recorded at fair value. At December 31, 2002 and 2001, the Company has recognized plugging and abandonment liabilities of $34.7 million and $39.5 million, respectively. See "New accounting pronouncements" for a discussion of the provisions of SFAS 143 that will be adopted by the Company on January 1, 2003.

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

       Unproved oil and gas properties that are individually significant are periodically assessed for impairment by comparing their cost to their estimated value on a project-by-project basis. The estimated value is affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time by recording an allowance. The remaining unproved oil and gas properties, if any, are aggregated and an overall impairment allowance is provided based on the Company's historical experience.

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

       Revenue recognition. The Company uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets. The following table presents the Company's entitlement assets and entitlement liabilities and their associated volumes as of December 31, 2002 and 2001 (in millions):

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                                                              December 31,
                                                    ---------------------------------
                                                         2002              2001
                                                    ---------------   ---------------
                                                    Amount    MMcf    Amount    MMcf
                                                    ------   ------   ------   ------

       Entitlement assets.......................    $  9.7    4,240   $ 30.9   25,335
       Entitlement liabilities..................    $ 15.1   14,302   $ 20.3   15,197

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

       Prior to January 1, 2001, gains or losses realized from derivative instruments that qualified as hedges were deferred as assets or liabilities until the underlying hedged asset, liability or transaction monetized, matured or was otherwise recognized under generally accepted accounting principles. When recognized in net income (loss), hedge gains and losses were classified as components of the commodity prices, interest or foreign exchange rates that the derivative instrument hedged. Derivative instruments that were not hedges were recorded at fair value, as assets or liabilities. Changes in the fair values of non-hedge derivative instruments were recognized as other income or other expense during the periods in which their fair values changed.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the provisions of which the Company adopted effective January 1, 2001.

       SFAS  133   requires  the   accounting  recognition   of  all  derivative
instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments, through net income (loss). Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in Accumulated other comprehensive income ("AOCI") - deferred hedge gains, net in the stockholders' equity section of the Company's Consolidated Balance Sheets until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss).

       The adoption of SFAS 133 resulted in a January 1, 2001 transition adjustment to (i) reclassify $57.8 million of deferred losses on terminated hedge positions from other assets (including $11.6 million of other current assets), (ii) increase other current assets, other assets and other current liabilities by $7.0 million, $6.2 million and $146.6 million, respectively, to record the fair value of open hedge derivatives, (iii) increase the carrying value of hedged long-term debt by $6.2 million and (iv) reduce stockholders' equity by $197.4 million for the net impact of items (i) through (iii) above. The $197.4 million reduction in stockholders' equity was reflected as a transition adjustment in other comprehensive income (loss) on January 1, 2001.

       Under the provisions of SFAS 133, the Company may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk (a "fair value hedge") or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a "cash

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. The Company's policy is to assess actual hedge effectiveness at the end of each calendar quarter.

       See Note J for a description of the specific types of derivative transactions in which the Company participates.

       Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Long-Term Incentive Plan is described more fully in Note G. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Stock-based compensation expenses were not recognized in net income, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based employee compensation:

                                                                 Year ended December 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
                                                       (in thousands, except per share amounts)

  Net income, as reported...............................   $ 26,713    $ 99,996    $152,181
  Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects...     (9,807)     (6,533)     (4,163)
                                                            -------     -------     -------
  Pro forma net income..................................   $ 16,906    $ 93,463    $148,018
                                                            =======     =======     =======
  Net income per share:
    Basic - as reported.................................   $    .24    $   1.01    $   1.53
                                                            =======     =======     =======
    Basic - pro forma...................................   $    .15    $    .95    $   1.49
                                                            =======     =======     =======
    Diluted - as reported...............................   $    .23    $   1.00    $   1.53
                                                            =======     =======     =======
    Diluted - pro forma.................................   $    .15    $    .94    $   1.48
                                                            =======     =======     =======

     Foreign currency translation. The U.S. dollar is the functional currency for all of the Company's international operations except Canada. Accordingly, monetary assets and liabilities denominated in a foreign currency are remeasured to U.S. dollars at the exchange rate in effect at the end of each reporting period; revenues and costs and expenses denominated in a foreign currency are remeasured at the average of the exchange rates that were in effect during the period in which the revenues and costs and expenses were recognized. The resulting gains or losses from remeasuring foreign currency denominated balances into U.S. dollars are recorded in other income or other expense, respectively. Non-monetary assets and liabilities denominated in a foreign currency are remeasured at the historic exchange rates that were in effect when the assets or liabilities were acquired or incurred.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


recorded in the accompanying Consolidated Statements of Stockholders' Equity for the period through accumulated other comprehensive income (loss).

     The exchange rates used to translate the financial statements of the Company's Canadian subsidiary in the preparation of these consolidated financial statements appear below:

                                                                          December 31,
                                                                     -----------------------
                                                                      2002     2001     2000
                                                                     -----    -----    -----
    Translation:
    U.S. Dollar from Canadian Dollar - Balance Sheets..............  .6362    .6277    .6671
    U.S. Dollar from Canadian Dollar - Statements of Operations....  .6371    .6356    .6650

       Reclassifications. Certain reclassifications have been made to the 2001 and 2000 amounts to conform to the 2002 presentation.

NOTE C.     Disclosures About Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2002 and 2001:

                                                            2002                    2001
                                                   ---------------------    ----------------------
                                                    Carrying     Fair       Carrying      Fair
                                                      Value      Value        Value       Value
                                                   ---------   ---------    ---------   ----------
                                                                  (in thousands)
Derivative contract assets (liabilities):
     Commodity price hedges....................    $(108,837)  $(108,837)   $ 151,290   $ 151,290
     Btu swap contracts........................    $ (13,363)  $ (13,363)   $ (19,422)  $ (19,422)
     Interest rate swaps.......................    $     -     $     -      $ (19,637)  $ (19,637)
     Foreign currency contracts................    $      15   $      15    $      61   $      61
Financial assets:
     Trading securities........................    $     236   $     236    $     -     $     -
     5-1/2% note receivable due 2008...........    $   2,247   $   2,283    $     -     $     -
Financial liabilities - long-term debt:
     Line of credit............................    $(260,000)  $(260,000)   $(294,000)  $(294,000)
     8-7/8% senior notes due 2005..............    $(146,704)  $(147,318)   $(161,998)  $(159,000)
     8-1/4% senior notes due 2007..............    $(161,130)  $(164,925)   $(153,672)  $(154,215)
     6-1/2% senior notes due 2008..............    $(362,592)  $(359,205)   $(332,613)  $(329,280)
     9-5/8% senior notes due 2010..............    $(338,197)  $(406,901)   $(385,110)  $(421,508)
     7-1/2% senior notes due 2012..............    $(150,000)  $(160,635)   $     -     $     -
     7-1/5% senior notes due 2028..............    $(249,913)  $(245,025)   $(249,911)  $(204,175)

       Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

       Commodity price swap and collar contracts, interest rate swaps and foreign currency swap contracts. The fair value of commodity price swap and collar contracts, interest rate swaps and foreign currency contracts are estimated from quotes provided by the counterparties to these derivative contracts and represent the estimated amounts that the Company would expect to receive or pay to settle the derivative contracts. During the year ended December 31, 2002, the Company terminated all of its interest rate swaps and the Company's foreign currency contracts matured. See Note J for a description of each of these derivatives, including whether the derivative contract qualifies for hedge accounting treatment or is considered a speculative derivative contract.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Financial assets. As of December 31, 2002, the Company had an investment in bonds that were classified as trading securities and a note receivable. The Company divested the bonds during January 2003. The fair value of the 5-1/2 percent note receivable was determined based on underlying market rates of interest.

       Long-term debt. The carrying amount of borrowings outstanding under the Company's corporate credit facility approximates fair value because these instruments bear interest at variable market rates. The fair values of each of the senior note issuances were determined based on quoted market prices for each of the issues. See Note E for additional information regarding the Company's long-term debt.

NOTE D.     Acquisitions

       Falcon acquisitions. During the year ended December 31, 2002, the Company purchased, through two transactions, an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million. As a result of these transactions, the Company owns a 75 percent working interest in and operates the Falcon field development and related exploration blocks.

       West Panhandle acquisitions. During July 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded $100.4 million to proved oil and gas properties, $3.8 million to unproved oil and gas properties and $1.9 million to assets held for resale; retired a capital cost obligation for $60.8 million; settled a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash. The capital cost obligation retired by the Company for $60.8 million represented an obligation for West Panhandle gas field capital additions that was not able to be prepaid and bore interest at an annual rate of 20 percent. The portion of the purchase price allocated to the retirement of the capital cost obligation was based on a discounted cash flow analysis using a market discount rate for obligations with similar terms. The capital cost obligation had a carrying value of $45.2 million, resulting in an extraordinary loss of $15.6 million from the early extinguishment of this obligation.

       Affiliated partnership mergers. During 2001, the limited partners of 42 of the Company's affiliated partnerships approved an agreement and plan of merger ("Plan of Merger") among the Company, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), a wholly-owned subsidiary of the Company, and the partnerships. The Plan of Merger was accounted for as a purchase business combination. In consideration for the partnerships' net assets, the limited partners received
5.7 million shares of the Company's common stock valued at $18.35 per share. In connection with this transaction, the Company recorded $92.9 million to proved oil and gas properties, $13.6 million to cash and $.3 million to other net assets. The cash acquired from the partnerships, net of $2.5 million of cash transaction costs, is included in "cash acquired in acquisitions, net of fees paid" in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2001. Except for the cash acquired, this transaction represents a noncash investing activity of the Company that was funded by the issuance of common stock.

       During 2000, the Company received the approval of the partners of 13 employee partnerships to merge with Pioneer USA for a purchase price of $2.0 million. Of the total purchase price, $317 thousand was paid to Company employees. Additionally, during 2000, the Company purchased all of the direct oil and gas interests held by the Company's Chairman of the Board and Chief Executive Officer for $195 thousand.

       Other acquisitions. During the year ended December 31, 2002, in addition to the Falcon and West Panhandle acquisitions referred to above, the Company spent approximately $25.5 million to acquire additional unproved acreage in the United States, including 34 Gulf of Mexico shelf blocks, six deepwater Gulf of Mexico blocks, a 70 percent

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


working interest in ten state leases on Alaska's North Slope and property interests in other areas of the United States. Also during 2002, the Company acquired unproved and proved oil and gas property interests in Canada for 2.3 million and $.5 million, respectively, and $1.8 million of additional unproved property interests in Tunisia. During 2001, the Company spent $77.9 million to acquire additional working interests in the United States Gulf of Mexico Aconcagua discovery, the related Canyon Express gathering system and the Devils Tower project; 21 deepwater Gulf of Mexico blocks; 250,000 acres in the Anticlinal Campamento, Dos Hermanas and La Calera areas of the Neuquen Basin in Argentina; and a 30 percent interest in the Anaguid permit in the Ghadames basin onshore Southern Tunisia. During 2000, the Company spent $65.0 million to acquire additional working interests in the United States Gulf of Mexico discovery at Devils Tower and the Chinchaga gas field in Canada, an interest in the Camden Hills deepwater Gulf of Mexico discovery and the Canyon Express gathering system.

NOTE E.     Long-term Debt

       Long-term debt, including the effects of fair value hedges and discounts, consisted of the following components at December 31, 2002 and 2001:

                                                         December 31,
                                                 ---------------------------
                                                    2002            2001
                                                 ----------      -----------
                                                       (in thousands)

Line of credit...............................    $  260,000      $  294,000
8-7/8% senior notes due 2005.................       146,704         161,998
8-1/4% senior notes due 2007.................       161,130         153,672
6-1/2% senior notes due 2008.................       362,592         332,613
9-5/8% senior notes due 2010.................       338,197         385,110
7-1/2% senior notes due 2012.................       150,000             -
7-1/5% senior notes due 2028.................       249,913         249,911
                                                  ---------       ---------
                                                 $1,668,536      $1,577,304
                                                  =========       =========

       Maturities of long-term debt at December 31, 2002 are as follows (in thousands):

             2003 and 2004...................    $      -
             2005............................    $  406,704
             2006............................    $      -
             2007............................    $  161,130
             Thereafter......................    $1,100,702

       Line of credit. During May 2000, the Company entered into a $575.0 million corporate credit facility (the "Credit Agreement") with a syndication of banks (the "Banks") that matures on March 1, 2005. Advances under the Credit Agreement bear interest, at the option of the Company, based on (a) a base rate equal to the higher of the Bank of America, N.A. prime rate (4.25 percent at December 31, 2002) or a rate per annum based on the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System (1.16 percent at December 31, 2002), plus 50 basis points; plus a eurodollar margin (the "Eurodollar Margin") less 125 basis points, (b) a Eurodollar rate, substantially equal to the London Interbank Offered Rate ("LIBOR") (1.38 percent at December 31, 2002 for 90 day borrowings), plus a Eurodollar Margin, or (c) a fixed rate (for aggregate advances not exceeding $50 million) as quoted by the Banks pursuant to a request by the Company. The Eurodollar Margin is based on a grid of the Company's debt rating and ratio of total debt to earnings before gain or loss on the disposition of assets; interest expense; income taxes; depreciation, depletion and amortization expense; exploration and abandonment expense and other noncash charges and expenses (the "Total Leverage Ratio"). As of December 31, 2002, the Eurodollar Margin was 137.5 basis points.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       The Credit Agreement imposes certain restrictive covenants on the Company, including the maintenance of a Total Leverage Ratio not to exceed 3.75 to 1.00; maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00; a limitation on the Company's total debt; and, restrictions on certain payments. The Company was in compliance with all of its debt covenants as of December 31, 2002.

       As of December 31, 2002 and 2001, the Company had $27.2 million and $27.9 million of undrawn letters of credit issued under the Credit Agreement, respectively, and unused Credit Agreement borrowing capacity of $287.8 million and $253.1 million, respectively.

       Senior notes. The Company's senior notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Company is a holding company that conducts all of its operations through subsidiaries; consequently, the senior notes issuances are structurally subordinated to all obligations of its subsidiaries. Interest on the Company's senior notes is payable semiannually. Pioneer USA has fully and unconditionally guaranteed the senior note issuances. See Note R for a discussion of Pioneer USA debt guarantees and Consolidating Financial Statements.

       During April 2002, the Company issued $150.0 million of 7-1/2 percent senior notes due April 15, 2012 (the "7-1/2 percent senior notes"). The 7-1/2 percent senior notes were issued at a price equal to 100 percent of their principal amount and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $146.7 million. The net proceeds from the issuance of the 7-1/2 percent senior notes were used to reduce outstanding borrowings under the Credit Agreement. The 7-1/2 percent senior notes and 9-5/8 percent senior notes contain various restrictive covenants, including restrictions on the incurrence of additional indebtedness and certain payments defined within the associated indenture. The Company in compliance with all of its senior note covenants as of December 31, 2002.

       Early extinguishment of debt and capital cost obligation. During the year ended December 31, 2002, the Company repurchased $47.1 million of its outstanding 9-5/8 percent senior notes, $13.9 million of its outstanding 8-7/8 percent senior notes and repaid a $45.2 million capital cost obligation. The Company recognized extraordinary losses, net of taxes, of $6.7 million and $15.6 million associated with these debt extinguishments, respectively. See Note D for additional information regarding the capital cost obligation that was repaid during the year ended December 31, 2002.

       During 2001, the Company redeemed the remaining $22.5 million of outstanding 11-5/8 percent senior subordinated discount notes and $6.8 million of outstanding 10-5/8 percent senior subordinated notes. Additionally, the Company repurchased $38.7 million of its 9-5/8 percent senior notes during 2001. Associated with these debt extinguishments, the Company recognized an extraordinary loss, net of taxes, of $3.8 million during the year ended December 31, 2001.

       In May 2000, the Company recognized an extraordinary loss of $12.3 million, net of tax, from the early extinguishment of its prior revolving credit facility.

       See Note B for a discussion of the classification of gains and losses on the early extinguishment of debt after the adoption of SFAS 145 on January 1, 2003.

       Interest expense. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2002, 2001 and 2000:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                                                                      Year ended December 31,
                                                              -------------------------------------
                                                                 2002         2001         2000
                                                              ---------    ---------    -----------
                                                                         (in thousands)

  Cash payments for interest................................  $ 113,827    $ 129,992    $  147,156
  Accretion/amortization of discounts or premiums on loans..      5,488        7,937         7,995
  Amortization of deferred hedge gains (see Note J).........    (14,108)      (2,750)          -
  Amortization of capitalized loan fees.....................      2,436        2,252         2,769
  Kansas ad valorem tax (see Note I)........................        375        1,250         1,935
  Net change in accruals....................................         48         (732)        2,097
                                                               --------     --------     ---------
    Interest incurred.......................................    108,066      137,949       161,952
    Less interest capitalized...............................    (12,251)      (5,991)          -
                                                               --------     --------     ---------
       Interest expense.....................................  $  95,815    $ 131,958    $  161,952
                                                               ========     ========      ========

NOTE F.     Related Party Transactions

       Activities with affiliated partnerships. Prior to 1992, the Company, through its wholly-owned subsidiaries, sponsored 44 drilling partnerships, three public income partnerships and 13 affiliated employee partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. During 2001, the Company completed the merger of 42 of the limited partnerships into Pioneer USA. During 2000, the Company completed the merger of the 13 employee partnerships into Pioneer USA. See Note D for additional information regarding the mergers.

       During 1994, 1993 and 1992, the Company formed a Direct Investment Partnership for the purpose of permitting selected key employees to invest directly, on an unpromoted basis, in wells that the Company drilled in those years. In November 2000, the Company exercised its right under the Direct Investment Partnership agreements to purchase each partner's interest in their respective Direct Investment Partnership. The Company paid $4.3 million to complete the purchase, of which $887 thousand was paid to Company employees.

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

       The activities with affiliated partnerships are summarized for the following related party transactions for the years ended December 31, 2002, 2001 and 2000:

                                                                   2002      2001      2000
                                                                  ------    ------    ------
                                                                        (in thousands)
     Receipt of lease operating and supervision charges
        in accordance with standard industry operating
        agreements...........................................     $1,495    $9,281    $9,222
     Reimbursement of general and administrative expenses....     $  127    $1,265    $1,550

NOTE G.     Incentive Plans

Retirement Plans

       Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary. The Company will then provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $805 thousand, $652 thousand and $611 thousand for 2002, 2001 and 2000, respectively.

       401(k) plan. The Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. The 401(k) Plan was formed by the merger of the Pioneer Natural Resources USA, Inc. 401(k) Plan and the Pioneer Natural Resources USA, Inc. Matching Plan on January 1, 2002. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount of not less than two percent nor more than 12 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's basic compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, their Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four year period that begins with the participant's date of hire. During the years ended December 31, 2002, 2001 and 2000, the Company recognized compensation expense of $4.1 million, $3.4 million and $3.4 million, respectively, as a result of Matching Contributions.

Long-Term Incentive Plan

       In August 1997, the Company's stockholders approved the Long-Term Incentive Plan, which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company.

       The following table calculates the number of shares or options available for grant under the Company's Long-Term Incentive Plan as of December 31, 2002 and 2001:

                                                                            December 31,
                                                                      --------------------------
                                                                         2002           2001
                                                                      -----------    -----------

  Shares outstanding................................................  117,252,538    103,936,394
  Outstanding exercisable options or exercisable within 60 days.....    5,024,173      4,658,155
                                                                      -----------    -----------
                                                                      122,276,711    108,594,549
                                                                      ===========    ===========

  Maximum shares/options allowed under the Long-Term Incentive Plan.   12,227,671     10,859,455
  Less:  Outstanding awards under Long-Term Incentive Plan..........   (7,432,414)    (6,377,520)
         Outstanding options under predecessor incentive plans......     (488,671)      (548,551)
                                                                      -----------    -----------
  Shares/options available for future grant.........................    4,306,586      3,933,384
                                                                      ===========    ===========

       Stock option awards. The Company has a program of awarding semi-annual stock options to its officers and employees and gives its non-employee directors a choice to receive (i) 100 percent restricted stock, (ii) 100 percent stock options, (iii) 100 percent cash, or (iv) a combination of 50/50 of any two, as their annual compensation. This program provides for stock option awards at an exercise price based upon the closing sales price of the Company's common stock on the day prior to the date of grant. Employee stock option awards vest over an 18 month or three year schedule and provide a five year exercise period from each vesting date. Non-employee directors' stock options vest quarterly and provide for a five year exercise period from each vesting date. The Company granted 1,643,212; 1,627,071 and 1,439,035 options under the Long-Term Incentive Plan during 2002, 2001 and 2000, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Restricted stock awards. During the year ended December 31, 2002, the Company issued 654,445 restricted shares of the Company's common stock. The restricted awards were issued as compensation to directors, officers and key employees of the Company. The restricted share awards include 18,545 shares that were granted to directors of the Company on May 13, 2002. Director awards for 3,302 shares vest on a quarterly pro-rata basis during the year ended May 13, 2003 and director awards for 15,243 shares vest on May 13, 2005. The remaining 635,900 restricted shares were awarded to officers and key employees of the Company on August 12, 2002 and vest on August 12, 2005. The Company recorded $16.2 million of deferred compensation in the stockholder's equity section of the accompanying Consolidated Balance Sheet associated with the restricted stock awards, which amount will be amortized to compensation expense over the vesting periods of the awards. During the year ended December 31, 2002, amortization of the restricted stock awards increased the Company's compensation expense by $1.9 million.

       The following table reflects the outstanding restricted stock awards and activity related thereto for 2002:

                                                                      For the Year Ended
                                                                       December 31, 2002
                                                                     ---------------------
                                                                                  Weighted
                                                                       Number      Average
                                                                     of Shares      Price
                                                                     ---------    --------
    Restricted Stock Awards:
       Restricted shares outstanding at beginning of year........         -        $   -
       Shares granted............................................     654,445      $ 24.72
       Lapse of restrictions.....................................      (1,652)     $ 24.60
                                                                     --------

    Restricted shares outstanding at end of year.................     652,793      $ 24.72
                                                                     ========

      There were no restricted stock awards to directors or employees during the years ended December 31, 2001 and 2000.

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

       SFAS 123 disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and net income per share would have been less than reported amounts. See Note B comparisons of net income and net income per share as reported and as adjusted for the pro forma effects of determining compensation expense in accordance with SFAS 123.

       Under SFAS 123, the fair value of each stock option grant is estimated on
the date of grant   using  the  Black-Scholes   option  pricing  model  with the
following weighted average assumptions used for grants in 2002, 2001 and 2000:

                                             For the Year Ended  December 31,
                                               ----------------------------
                                                 2002      2001       2000
                                               -------   -------   --------

        Risk-free interest rate.............     2.80%     4.13%      5.66%
        Expected life.......................   5 years   5 years    5 years
        Expected volatility.................       45%       49%        50%
        Expected dividend yield.............      -         -          -

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       A summary of the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates, are presented below:

                                      For the Year Ended      For the Year Ended      For the Year Ended
                                       December 31, 2002       December 31, 2001       December 31, 2000
                                     ---------------------   ---------------------   ---------------------
                                                  Weighted                Weighted                Weighted
                                       Number     Average     Number      Average      Number     Average
                                     of Shares     Price     of Shares     Price     of Shares     Price
                                     ----------   --------   ----------   --------   ----------   --------
Non-statutory stock options:
  Outstanding, beginning of year..    6,926,071   $  18.16    6,510,559   $  18.10    6,241,889   $  19.45
    Options granted...............    1,643,212   $  21.14    1,627,071   $  18.29    1,439,035   $  10.32
    Options forfeited.............     (154,717)  $  26.27     (566,189)  $  25.83     (798,058)  $  18.05
    Options exercised.............   (1,146,274)  $  12.19     (645,370)  $  11.14     (372,307)  $  10.78
                                     ----------              ----------              ----------
  Outstanding, end of year........    7,268,292   $  19.60    6,926,071   $  18.16    6,510,559   $  18.10
                                     ==========              ==========              ==========

  Exercisable at end of year......    4,269,659   $  20.15    4,005,762   $  20.82    3,897,187   $  23.47
                                     ==========              ==========              ==========
Weighted average fair value of
  options granted during the
  year............................   $     8.87              $     8.65              $     4.88
                                      =========               =========               =========

       The following table summarizes information about the Company's stock options outstanding at December 31, 2002:

                                      Options Outstanding                              Options Exercisable
                   -------------------------------------------------------    --------------------------------------
                        Number          Weighted Average      Weighted                                  Weighted
   Range of         Outstanding at         Remaining           Average         Number Exercisable        Average
Exercise Prices    December 31, 2002    Contractual Life    Exercise Price    at December 31, 2002    Exercise Price
---------------    -----------------    ----------------    --------------    --------------------    --------------

    $  5-11              800,715            3.9 years          $   8.35                619,504           $   8.49
    $ 12-18            3,805,527            4.9 years          $  16.69              1,714,584           $  15.42
    $ 19-26            1,288,548            4.9 years          $  24.13                562,069           $  23.44
    $ 27-30            1,323,242            1.1 years          $  29.59              1,323,242           $  29.59
    $ 31-52               50,260            2.6 years          $  39.88                 50,260           $  39.88
                     -----------                                                  -----------
                       7,268,292                                                    4,269,659
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

NOTE H.     Issuance of Common Stock

       During April 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.0 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the acquisition of the Falcon assets and associated acreage in the deepwater Gulf of Mexico and the West Panhandle gas field acquisitions. See Note D for information regarding these acquisitions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE I.     Commitments and Contingencies

       Severance agreements. The Company has entered into severance agreements with its officers, subsidiary company officers and certain key employees.
Salaries and bonuses for the Company's officers are set by the Compensation Committee for the parent company officers and by the Management Committee for subsidiary company officers and key employees. These committees can grant increases or reductions to base salary at their discretion. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total approximately $18.2 million.

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

       The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. The Company strongly denies the existence of any material underpayment to plaintiffs and believes it presented strong evidence at trial to support its positions. The Company has not yet determined the amount of damages, if any, that would be payable if the lawsuit was determined adversely to the Company. Although the amount of any resulting liability could have a material adverse effect on the Company's results of operations for the quarterly reporting period in which such liability is recorded, the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Kansas ad valorem tax. The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for gas. Based on a Federal Energy Regulatory Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, one of the Company's predecessor entities collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasoned basis for its findings and remanded the case to the FERC for further consideration.

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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refunds totaling approximately $30.2 million were made against the Company. Through December 31, 2002, the Company has settled $21.7 million of the original claim amounts, of which $11.8 million was settled during 2002. The carrying value of the obligation settled during 2002 exceeded the settlement paid by the Company by $3.5 million. Accordingly, the Company recognized other income of $3.5 million during 2002. As of December 31, 2002 and December 31, 2001, the Company had on deposit $10.6 million and $24.5 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claims recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company believes that the escrowed amounts, plus accrued interest, will be sufficient to settle the remaining claims.

       Lease agreements. The Company leases offshore production facilities, equipment and office facilities under noncancellable operating leases on which rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $6.7 million, $6.6 million and $7.0 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 2002 are as follows (in thousands):


       2003..........................................    $  19,364
       2004..........................................    $  41,553
       2005..........................................    $  39,375
       2006..........................................    $  32,266
       2007..........................................    $  26,258
       Thereafter....................................    $  36,338

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Transportation agreements. The Company's wholly-owned Canadian subsidiary is a party to pipeline transportation service agreements, with remaining terms of approximately 13 years, whereby it has committed to transport a specified volume of gas each year from Canada to a point in Chicago, Illinois. Such gas volumes are comprised of a significant portion of the Company's Canadian net production, augmented with certain volumes purchased at market prices in Canada. The committed volumes to be transported under the pipeline transportation service agreements are approximately 84 MMcf of gas per day during 2003 and decline to approximately 80 MMcf of gas per day by the end of the commitment term. The net gas marketing gains or losses resulting from purchasing third party gas in Canada and selling it in Chicago are recorded as other income or other expense in the accompanying Consolidated Statements of Operations. Associated with these agreements, the Company recognized $2.6 million and $9.9 million of gas marketing losses in other expenses during 2002 and 2001, respectively.

NOTE J.     Derivative Financial Instruments

Hedge Derivatives

       The Company, from time to time, uses derivative instruments to manage interest rate, commodity price and currency exchange rate risks.

       Fair value hedges. The Company monitors capital markets and trends to identify opportunities to enter into interest rate swaps to minimize its costs of capital. As of December 31, 2002, the Company was not a party to any fair value hedges. As of December 31, 2001, the carrying value of the Company's fair value hedges was a liability of $19.6 million.

       During April 2000 and May 2001, the Company entered into interest rate swap agreements to hedge the fair value of the Company's 8-7/8 percent senior notes and 8-1/4 percent senior notes, respectively. The terms of the interest rate swap agreements matched the notional amounts and scheduled maturities of the bonds; required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts; and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic six-month LIBOR plus weighted average margin rates of 178.2 basis points and 238.1 basis points on the 8-7/8 percent senior notes and 8-1/4 percent senior notes; respectively. During September 2001, the Company terminated its 8-7/8 percent and 8-1/4 percent interest rate swaps for $23.3 million of cash proceeds, including accrued interest.

       During April 2002 the Company entered into interest rate swap agreements to hedge the fair value of the Company's 8-7/8 percent senior notes and, during November 2001, the Company entered into interest rate swap agreements to hedge the fair value of its 6-1/2 percent senior notes and 8-1/4 percent senior notes. The terms of the interest rate swap agreements matched the notional amounts and scheduled maturities of the bonds; required the counterparties to pay the Company fixed annual interest rates equal to the stated bond coupon rates on the notional amounts; and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic six-month LIBOR plus weighted average margin rates of 397 basis points, 202.2 basis points, and 337 basis points on the 8-7/8 percent senior notes, 6-1/2 percent senior notes and 8-1/4 percent senior notes; respectively. During September 2002, the Company terminated these interest rate swaps for $36.3 million of cash proceeds, including accrued interest.

       As of December 31, 2002, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $35.7 million of incremental liability attributable to the unamortized deferred hedge gains realized from the terminations of the Company's fair value hedge agreements during 2002 and 2001. The amortization of these deferred hedge gains reduced the Company's reported interest expense by $14.1 million and $2.8 million during the years ended December 31, 2002 and 2001, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       The following table sets forth the scheduled amortization of deferred hedge gains on terminated fair value hedges that will be recognized as reductions in the Company's future interest expense:

                                            First     Second      Third     Fourth     Outstanding
                                           Quarter    Quarter    Quarter    Quarter       Total
                                           -------    -------    -------    -------    -----------
                                                              (in thousands)
  2003 hedge gain amortization...........  $ 5,937    $ 5,564    $ 4,735    $  4,161     $ 20,397
  2004 hedge gain amortization...........  $ 3,518    $ 3,122    $ 2,458    $  2,105       11,203
  Remaining net gains to be amortized
    through 2008.........................                                                   4,072
                                                                                          -------
                                                                                         $ 35,672
                                                                                          =======


      The terms of the fair value hedges described above perfectly matched the terms of the underlying senior notes. Thus, the Company did not exclude any component of the derivatives' gains or losses from the measurement of hedge effectiveness.

       Cash flow hedges. The Company utilizes, from time to time, commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company has also utilized interest rate swap agreements to reduce the effect of interest rate volatility on the Company's variable rate line of credit indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of December 31, 2002:

                                                                                         Yearly
                                            First     Second      Third     Fourth     Outstanding
                                           Quarter    Quarter    Quarter    Quarter       Total
                                           -------    -------    -------    -------    -----------
  Daily oil production:
      2003 - Swap Contracts
        Volume (Bbl)....................    19,900     23,000     23,000     23,000       22,236
        Price per Bbl...................   $ 24.59    $ 24.44    $ 24.40    $ 24.40      $ 24.45

      2004 - Swap Contracts
        Volume (Bbl)....................    14,000     14,000     14,000     14,000       14,000
        Price per Bbl...................   $ 23.11    $ 23.11    $ 23.11    $ 23.11      $ 23.11

       The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges to revenue:

                                                                 Year Ended December 31,
                                                             -----------------------------
                                                               2002       2001       2000
                                                             -------    -------    -------

     Average price reported per Bbl......................    $ 22.89    $ 24.12    $ 24.01
     Average price realized per Bbl......................    $ 22.95    $ 23.88    $ 28.81
     Addition (reduction) to revenue (in millions).......    $   (.8)   $   3.0    $ (60.1)

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


        Natural gas liquids prices.   During the years ended  December 31, 2002,
2001 and 2000, the Company did not enter into any NGL hedge contracts.

       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of December 31, 2002:

                                                                                         Yearly
                                     First       Second        Third       Fourth      Outstanding
                                    Quarter      Quarter      Quarter      Quarter       Average
                                   ---------    ---------    ---------    ---------    -----------
Daily gas production:
   2003 - Swap Contracts
     Volume (Mcf)...............     230,000      230,000      230,000      230,000       230,000
     Index price per MMBtu......   $    3.76    $    3.76    $    3.76    $    3.76     $    3.76

   2004 - Swap Contracts
     Volume (Mcf)...............     180,000      180,000      180,000      180,000       180,000
     Index price per MMBtu......   $    3.81    $    3.81    $    3.81    $    3.81     $    3.81

   2005 - Swap Contracts
     Volume (Mcf)...............      10,000       10,000       10,000       10,000        10,000
     Index price per MMBtu......   $    3.70    $    3.70    $    3.70    $    3.70     $    3.70

   2006 - Swap Contracts
     Volume (Mcf)...............      20,000       20,000       20,000       20,000        20,000
     Index price per MMBtu......   $    3.75    $    3.75    $    3.75    $    3.75     $    3.75

   2007 - Swap Contracts
     Volume (Mcf)...............      20,000       20,000       20,000       20,000        20,000
     Index price per MMBtu......   $    3.75    $    3.75    $    3.75    $    3.75     $    3.75

       The Company reports average gas prices per Mcf including the effects of Btu content, gas processing and shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges to revenue:

                                                               Year Ended December 31,
                                                            ----------------------------
                                                             2002       2001       2000
                                                            ------     ------     ------

     Average price reported per Mcf......................   $ 2.49     $ 3.23     $ 2.81
     Average price realized per Mcf......................   $ 2.38     $ 3.20     $ 3.03
     Addition/(reduction) to revenue (in millions).......   $ 13.6     $  3.0     $(29.0)

        Interest rates. During the year ended December 31, 2001, the Company entered into interest rate swap agreements and designated the swap agreements as being cash flow hedges of the interest rate volatility associated with a portion of the Company's variable rate line of credit indebtedness. The terms of the interest rate swap agreements provided for an aggregate notional amount of $55 million of debt; commenced on May 21, 2001 and matured on May 20, 2002; required the counterparties to pay the Company a variable rate equal to the periodic six-month LIBOR plus 125 basis points; and, required the Company to pay the counterparties a weighted average annual rate of 5.43 percent on the notional amount. The Company recognized interest expense of $447 thousand and $185 thousand associated with these interest rate swap agreements during the years ended December 31, 2002 and 2001, respectively. The Company recognized no ineffectiveness associated with changes in the fair values of these derivative instruments.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


        Foreign currency rates. During 2001, the Company entered into forward agreements to exchange an aggregate $24.8 million U.S. dollars for Canadian dollars at a weighted average exchange rate of .6266 U.S. dollars for 1.0 Canadian dollar. These agreements were designated as hedges of the Company's exchange rate risk associated with Canadian sales of gas under U.S. dollar denominated sales agreements. The Company recognized settlement gains of $249 thousand associated with these forward agreements during the year ended December 31, 2002, which increased the Company's reported gas price. The Company did not recognize any ineffectiveness associated with changes in the fair values of these derivative instruments. Except for one forward agreement that represented an asset of $15 thousand to the Company on December 31, 2002, these agreements matured during the year ended December 31, 2002.

        Hedge ineffectiveness and excluded items. During the years ended December 31, 2002 and 2001, the Company recognized other expense of $1.7 million and $9.1 million, respectively, related to the ineffective portions of its cash flow hedging instruments. Additionally, based on SFAS 133 interpretive guidance that was in effect prior to April 2001, the Company excluded from the measurement of hedge effectiveness changes in the time and volatility value components of collar contracts designated as cash flow hedges. Associated therewith, the Company recorded other expense of $2.4 million during the three month period ended March 31, 2001. In April 2001, the Company discontinued the exclusion of time value and volatility from the measurement of hedge effectiveness.

        Accumulated other comprehensive income - deferred hedge gains and losses, net. As described in Note B, the Company records the effective portions of deferred cash flow hedge gains and losses in AOCI - deferred hedge gains, net. Once the underlying hedged transaction occurs the deferred hedge gain or loss is reclassified from AOCI - deferred hedge gains, net to earnings. If it is determined that the underlying hedged transaction is not likely to occur, the deferred hedge gain or loss is reclassified from AOCI - deferred hedge gains, net to other income or other expense during the period in which it is determined that the underlying hedged transaction is not likely to occur. As of December 31, 2002 and 2001, AOCI - deferred hedge gains, net represented net deferred gains of $9.6 million and $201.0 million, respectively. The AOCI - deferred hedge gains, net balance as of December 31, 2002 was comprised of $107.8 million of unrealized deferred hedge losses on the effective portions of open commodity cash flow hedges and $117.4 million of net deferred gains on terminated cash flow hedges. The AOCI - deferred hedge gains, net balance as of December 31, 2001 was comprised of $177.7 million of unrealized deferred gains on the effective portions of open commodity, interest rate and forward currency rate cash flow hedges and $23.3 million of net deferred gains on terminated cash flow hedges. The decrease in AOCI - deferred hedge gains, net during the year ended December 31, 2002 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge agreements and the reclassification of deferred hedge gains to net income as derivatives matured by their terms. The unrealized deferred hedge gains and losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge agreements or terminated prior to settlement. The net deferred gains and losses on terminated cash flow hedges are fixed.

        During the twelve month period ending December 31, 2003, the Company expects to reclassify $73.6 million of net deferred losses associated with open cash flow hedges and $72.1 million of net deferred gains on terminated cash flow hedges from AOCI - deferred hedge gains, net to oil and gas revenue.

        The following table sets forth the scheduled reclassifications of deferred hedge gains on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                               First      Second        Third       Fourth       Total
                                              Quarter     Quarter      Quarter      Quarter       Year
                                             --------    ---------    --------     --------    ---------
                                                                   (in thousands)

      2003 deferred hedge gains.........     $ 18,123    $  18,043    $ 18,021     $ 17,864    $  72,051
      2004 deferred hedge gains.........     $ 11,206    $  11,156    $ 11,226     $ 11,175       44,763
      2005 deferred hedge gains.........     $    149    $     153    $    156     $    158          616
                                                                                                --------
                                                                                               $ 117,430
                                                                                                ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000



Non-hedge Derivatives

       Btu swap agreements. The Company is a party to Btu swap agreements that mature at the end of 2004. The Btu swap agreements do not qualify for hedge accounting treatment. The Company recorded mark-to-market adjustments to decrease the carrying value of the Btu swap liability by $.7 million during the year ended December 31, 2001 and to increase the carrying value of the Btu swap liability by $14.6 million during the year ended December 31, 2000.

       During the year ended December 31, 2001, the Company entered into offsetting Btu swap agreements that fixed the Company's remaining obligations associated with the Btu swap agreements. The undiscounted future settlement obligations of the Company under the Btu swap agreements are $7.2 million per year for each of 2003 and 2004.

       Foreign currency agreements. Prior to their maturity in 2000, the Company was a party to a series of forward foreign exchange rate swap agreements that exchanged Canadian dollars for U.S. dollars. These contracts did not qualify as hedges. The Company recorded a mark-to-market adjustment to increase the carrying value of the foreign exchange swap liabilities by $1.9 million during the year ended December 31, 2000.

       Other non-hedge commodity derivatives. During the year ended December 31, 1999, the Company sold call options that provided the counterparties an option to exercise calls either on 10,000 Bbls per day of oil, at a strike price of $20.00 per Bbl, or on 100,000 MMBtu per day of gas, at a weighted average strike price of $2.75 per MMBtu. These contracts, which matured during the year ended December 31, 2000, did not qualify for hedge accounting treatment. The Company recorded mark-to-market adjustments to increase the carrying value of the associated contract liability by $42.0 million during the year ended December 31, 2000.

NOTE K.     Major Customers and Derivative Counterparties

       Sales to major customers. The Company's share of oil and gas production is sold to various purchasers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

       The following customers individually accounted for 10 percent or more of the consolidated oil, NGL and gas revenues of the Company during one or more of the years ended December 31, 2002, 2001 and 2000:

                                                 Percentage of Consolidated
                                                  Oil, NGL and Gas Revenues
                                              ---------------------------------
                                                2002         2001        2000
                                              --------     --------    --------

     Williams Energy Services.............         7           11         13
     Anadarko Petroleum Corporation.......         7           10          6

       At December 31, 2002, the amounts receivable from Williams Energy Services and Anadarko Petroleum Corporation were $13.4 million and $11.7 million, respectively, which are included in the caption "Accounts receivable - trade" in the accompanying Consolidated Balance Sheet.

       Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures. As of December 31, 2002 and 2001, the Company has $7.6 million of derivative assets for which Enron North America Corp was the Company's counterparty. Associated therewith, the Company recognized bad debt expense of $.4 million and $6.0 million during the years ended December 31, 2002 and 2001, respectively, which amounts are included in other expense in the accompanying Consolidated Statements of Operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


NOTE L.        Interest and Other Income

       The Company recorded interest and other income of $11.2 million, $21.8 million and $25.8 million during the years ended December 31, 2002, 2001 and 2000. The major categories of the Company's interest and other income are summarized in the following table:

                                                                 Year Ended December 31,
                                                            --------------------------------
                                                              2002        2001        2000
                                                            --------    --------    --------
                                                                     (in thousands)

   Kansas ad valorem escrow adjustments (see Note I)......  $  3,500    $  1,100    $  1,000
   Excise tax income......................................     2,398       4,126       6,915
   Production payment income..............................       -         5,552       1,262
   Interest income........................................       642       2,128       3,906
   Seismic data sales.....................................        87       1,841       1,148
   Foreign exchange gains.................................       142         223         220
   Other income...........................................     4,453       6,808      11,324
                                                             -------     -------     -------
                                                            $ 11,222    $ 21,778    $ 25,775
                                                             =======     =======     =======

NOTE M.     Asset Divestitures

       During the years ended December 31, 2002, 2001 and 2000, the Company completed asset divestitures for net proceeds of $118.9 million, $113.5 million and $102.7 million, respectively. Associated therewith, the Company recorded gains on disposition of assets of $4.4 million, $7.7 million and $34.2 million during the years ended December 31, 2002, 2001 and 2000, respectively.

       Hedge derivative divestitures. During the years ended December 31, 2002 and 2001, the Company terminated, prior to their scheduled maturity, hedge derivatives for cash sales proceeds of $91.3 million and $85.4 million, respectively. Net gains from these divestitures were deferred and are being amortized over the original contract lives of the terminated derivatives as reductions to interest expense or increases to oil and gas revenues. See Note J for more information regarding deferred gains on terminated hedge derivatives.

       Available for sale securities divestitures. During the year ended December 31, 2000, the Company sold 3,370,982 shares of common stock of a non-affiliated entity for $59.7 million, recording an associated gain on disposition of assets of $34.3 million. During 2001, the Company sold its remaining 613,250 shares of the non-affiliated entity for $12.7 million of cash proceeds and recognized an associated gain on disposition of assets of $8.1 million.

       Other United States divestitures. During the year ended December 31, 2002, the Company received $20.9 million of proceeds from the cash settlement of a gas balancing receivable, $4.7 million from the sale of certain gas properties located in Oklahoma and $1.8 million from the sale of other corporate assets. Associated with these divestitures, the Company recorded net gains of $4.2 million.

       During the year ended December 31, 2001, the Company sold other corporate assets for $3.0 million of proceeds. Associated with the sale of these assets, the Company recorded a net gain of $.4 million.

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

       Other international divestitures. During the year ended December 31, 2002, other Canadian and Argentine corporate assets were sold for $.2 million. The Company recorded $.2 million of net gains associated with those

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


divestitures. During the year ended December 31, 2001, the Company received $12.0 million of proceeds from the sale of certain oil properties in Canada and $.4 million of proceeds from the sale of other international assets. Associated with these transactions, the Company recognized a net loss of $.8 million.

NOTE N.     Other Expense

       The following table provides the components of the Company's other expense during the years ended December 31, 2002, 2001 and 2000:

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                                   2002        2001        2000
                                                                 --------    --------    --------
                                                                         (in thousands)
     Derivative ineffectiveness and mark-to-market
        provisions (see Note J)................................  $  1,664    $ 11,458    $ 58,518
     Gas marketing losses (see Note I).........................     2,556       9,850         -
     Foreign currency remeasurement and exchange losses (a)....     7,623       8,474          80
     Bad debt expense (see Note K).............................       129       6,152          65
     Other charges.............................................     5,284       3,654       8,568
                                                                  -------     -------     -------
                                                                 $ 17,256    $ 39,588    $ 67,231

                                                                 =======     =======     =======
----------
(a)  The  Company's  operations  in  Argentina,  Canada and Africa  periodically recognize  monetary assets and  liabilities in currencies  other than their functional  currencies (see Note B for information regarding the functional currencies  of  subsidiary  entities).  Associated  therewith,  the Company realizes foreign currency  remeasurement  and transaction gains and losses.
     In early January  2002,  the Argentine  government  severed the  one-to-one relationship  between the value of the Argentine peso and the U.S.  dollar, which is the  functional  currency of the Company's  Argentine  operations.
     Consequently,  the Company has  remeasured  its Argentine  peso-denominated monetary net assets as of December 31, 2002 and 2001 and adjusted its lease and well equipment  inventory  balances to market values as of December 31,
     2001. Associated therewith,  the Company recognized charges of $6.9 million and $7.7 million during 2002 and 2001, respectively.

NOTE O.     Income Taxes

       The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state and foreign taxing authorities. Current and estimated tax payments of $2.3 million, $11.7 million and $4.6 million were made during the years ended December 31, 2002, 2001 and 2000, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company's income tax provision (benefit) and amounts separately allocated were attributable to the following items:

                                                          Year Ended December 31,
                                                     --------------------------------
                                                       2002        2001        2000
                                                     --------    --------    --------
                                                              (in thousands)

  Income (loss) before extraordinary items.......    $  5,063    $  4,016    $ (6,000)
  Changes in other comprehensive income:
    Deferred hedge gains and losses..............      (2,561)      2,293         -
    Cumulative translation adjustment............         (20)       (121)       (200)
                                                      -------     -------     -------
                                                     $  2,482    $  6,188    $ (6,200)
                                                      =======     =======     =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Income tax provision (benefit) attributable to income (loss) before extraordinary items consists of the following:

                                                     Year Ended December 31,
                                               -----------------------------------
                                                  2002         2001        2000
                                               ---------    ---------    ---------
                                                         (in thousands)
     Current:
       U.S. state and local................    $     209    $   1,080    $     -
       Foreign.............................        2,066       10,585        4,600
                                                --------     --------     --------
                                                   2,275       11,665        4,600
                                                --------     --------     --------
     Deferred:
       Foreign.............................        2,788       (7,649)     (10,600)
                                                --------     --------     --------
     Total.................................    $   5,063    $   4,016    $  (6,000)
                                                ========     ========     ========

       Income (loss) before income taxes and extraordinary items consists of the following:

                                                      Year Ended December 31,
                                               -----------------------------------
                                                  2002         2001        2000
                                               ---------    ---------    ---------
                                                         (in thousands)
     Income (loss) before income taxes
      and extraordinary items:
       U.S. federal........................    $  58,821    $ 140,045    $ 138,941
       Foreign.............................       (4,699)     (32,280)      19,558
                                                --------     --------     --------
                                               $  54,122    $ 107,765    $ 158,499
                                                ========     ========     ========

       Reconciliations of the United States federal statutory rate to the Company's effective rate for income (loss) before extraordinary items are as follows:

                                                2002       2001     2000
                                              -------    ------    ------

     U.S. federal statutory tax rate.......      35.0      35.0      35.0
     Valuation allowance...................     (23.7)    (27.5)    (30.9)
     Rate differential on foreign
      operations...........................       (.1)     (3.2)     (2.9)
     Other.................................      (1.8)      (.6)     (5.0)
                                              -------    ------    ------
     Consolidated effective tax rate.......       9.4       3.7      (3.8)
                                              =======    ======    ======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                December 31,
                                                           ----------------------
                                                              2002         2001
                                                           ---------    ---------
                                                               (in thousands)
Deferred tax assets:
  Net operating loss carryforwards.....................    $ 299,495    $ 341,206
  Alternative minimum tax credit carryforwards.........        1,565        1,565
  Other................................................      143,894       44,745
                                                            --------     --------
    Total deferred tax assets..........................      444,954      387,516
  Valuation allowance..................................     (277,217)    (183,122)
                                                            --------     --------
    Net deferred tax assets............................      167,737      204,394
                                                            --------     --------
Deferred tax liabilities:
  Oil and gas properties, principally due to
    differences in basis, depletion and the
    deduction of intangible drilling costs
    for tax purposes...................................       80,364      115,524
  Other................................................        5,393       11,919
                                                            --------     --------
    Total deferred tax liabilities.....................       85,757      127,443
                                                            --------     --------
    Net deferred tax asset.............................    $  81,980    $  76,951
                                                            ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


       Realization of deferred tax assets associated with net operating loss carryforwards ("NOLs") and other credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration. The Company believes that there is a risk that certain of these NOLs and other credit carryforwards may expire unused and, accordingly, has a valuation allowance of $277.2 million against the carryforwards at December 31, 2002. Although realization is not assured for the remaining deferred tax asset, the Company believes it is more likely than not that they will be realized through future taxable earnings or alternative tax planning strategies. However, the net deferred tax assets could be reduced further if the Company's estimate of taxable income in future periods is significantly reduced or alternative tax planning strategies are no longer viable.

       At December 31, 2002, the Company had NOLs for United States, Canadian, South African, Gabonese and Tunisian income tax purposes of $742.7 million,
$37.4 million, $40.3 million, $13.4 million and $8.7 million, respectively, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, at December 31, 2002, the Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") in the United States of $637.5 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                                         U.S.
                               ----------------------     Canada    South Africa    Gabon      Tunisia
   Expiration Date                 NOL       AMT NOL        NOL         NOL          NOL         NOL
   ---------------             ---------    ---------    --------    ---------    ---------    --------
                                                             (in thousands)
   December 31, 2005......     $     -      $     -      $ 31,637    $     -      $     -      $    -
   December 31, 2006......           -            -         5,738          -            -           -
   December 31, 2007......        13,320          -           -            -            -           -
   December 31, 2008......       112,508      104,574         -            -            -           -
   December 31, 2009......       129,226      102,727         -            -            -           -
   December 31, 2010......       124,859      110,961         -            -            -           -
   December 31, 2011......         6,521        4,045         -            -            -           -
   December 31, 2012......        68,334       58,723         -            -            -           -
   December 31, 2018......       127,656       98,290         -            -            -           -
   December 31, 2019......       145,999      144,837         -            -            -           -
   December 31, 2020......        14,235       13,297         -            -            -           -
   Indefinite.............           -            -           -         40,304       13,397       8,712
                                --------     --------     -------     --------     --------     -------
      Total...............     $ 742,658    $ 637,454    $ 37,375    $  40,304    $  13,397    $  8,712
                                ========     ========     =======     ========     ========     =======

       The Company believes $160.0 million of the U.S. NOLs and AMT NOLs are subject to Section 382 of the Internal Revenue Code and are limited in each taxable year to approximately $20.0 million.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000



                                                United                                  Other      Headquarters    Consolidated
                                                States      Argentina     Canada       Foreign       and Other         Total
                                              ----------    ---------    ---------    ---------    ------------    ------------
                                                                                 (in thousands)
Year Ended December 31, 2002:
   Oil and gas revenues.....................  $  573,289    $  77,615    $  50,876    $     -      $       -       $  701,780
   Interest and other.......................         -            -            -            -           11,222         11,222
   Gain (loss) on disposition of assets.....       3,248           (3)         995          -              192          4,432
                                               ---------     --------     --------     --------     ----------      ---------
                                                 576,537       77,612       51,871          -           11,414        717,434
                                               ---------     --------     --------     --------     ----------      ---------
   Production costs.........................     174,929       13,870       10,771          -              -          199,570
   Depletion, depreciation and amortization.     140,107       39,659       27,857          -            8,752        216,375
   Exploration and abandonments.............      62,955       10,306        5,841        6,792            -           85,894
   General and administrative...............         -            -            -            -           48,402         48,402
   Interest.................................         -            -            -            -           95,815         95,815
   Other....................................         -            -            -            -           17,256         17,256
                                               ---------     --------     --------     --------     ----------      ---------
                                                 377,991       63,835       44,469        6,792        170,225        663,312
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before income taxes and
     extraordinary items....................     198,546       13,777        7,402       (6,792)      (158,811)        54,122
   Income tax benefit (provision)...........     (69,491)      (4,822)      (3,118)       2,377         69,991         (5,063)
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before extraordinary items.  $  129,055    $   8,955    $   4,284    $  (4,415)   $   (88,820)    $   49,059
                                               =========     ========     ========     ========     ==========      =========
   Cost incurred for long-lived assets......  $  533,560    $  35,121    $  33,506    $  70,268    $       -       $  672,455
                                               =========     ========     ========     ========     ==========      =========

   Segment assets (as of December 31).......  $2,375,505    $ 680,063    $ 176,110    $ 118,070    $   105,368     $3,455,116
                                               =========     ========     ========     ========     ==========      =========
Year Ended December 31, 2001:
   Oil and gas revenues.....................  $  649,635    $ 130,241    $  67,146    $     -      $       -       $  847,022
   Interest and other.......................         -            -            -            -           21,778         21,778
   Gain (loss) on disposition of assets.....         224          -         (1,339)         -            8,796          7,681
                                               ---------     --------     --------     --------     ----------      ---------
                                                 649,859      130,241       65,807          -           30,574        876,481
                                               ---------     --------     --------     --------     ----------      ---------
   Production costs.........................     170,578       26,614       12,472          -              -          209,664
   Depletion, depreciation and amortization.     128,477       51,391       28,868          -           13,896        222,632
   Exploration and abandonments.............      70,049       23,857        9,882       24,118            -          127,906
   General and administrative...............         -            -            -            -           36,968         36,968
   Interest.................................         -            -            -            -          131,958        131,958
   Other....................................         -            -            -            -           39,588         39,588
                                               ---------     --------     --------     --------     ----------      ---------
                                                 369,104      101,862       51,222       24,118        222,410        768,716
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before income taxes and
     extraordinary items....................     280,755       28,379       14,585      (24,118)      (191,836)       107,765
   Income tax benefit (provision)...........     (98,264)      (9,933)      (6,216)       8,441        101,956         (4,016)
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before extraordinary items.  $  182,491    $  18,446    $   8,369    $ (15,677)   $   (89,880)    $  103,749
                                               =========     ========     ========     ========     ==========      =========
   Cost incurred for long-lived assets......  $  454,229    $  98,311    $  36,048    $  57,972    $       -       $  646,560
                                               =========     ========     ========     ========     ==========      =========

   Segment assets (as of December 31).......  $2,212,540    $ 710,702    $ 187,841    $  53,314    $   106,656     $3,271,053
                                               =========     ========     ========     ========     ==========      =========
Year Ended December 31, 2000:
   Oil and gas revenues.....................  $  649,273    $ 140,990    $  62,475    $     -      $       -       $  852,738
   Interest and other.......................         -            -            -            -           25,775         25,775
   Gain on disposition of assets............       4,690          -            335          -           29,159         34,184
                                               ---------     --------     --------     --------     ----------      ---------
                                                 653,963      140,990       62,810          -           54,934        912,697
                                               ---------     --------     --------     --------     ----------      ---------
   Production costs.........................     155,075       24,417        9,773          -              -          189,265
   Depletion, depreciation and amortization.     121,932       52,141       25,132          -           15,733        214,938
   Exploration and abandonments.............      40,867       25,388        5,131       16,164            -           87,550
   General and administrative...............         -            -            -            -           33,262         33,262
   Interest.................................         -            -            -            -          161,952        161,952
   Other....................................         -            -            -            -           67,231         67,231
                                               ---------     --------     --------     --------     ----------      ---------
                                                 317,874      101,946       40,036       16,164        278,178        754,198
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before income taxes and
     extraordinary item.....................     336,089       39,044       22,774      (16,164)      (223,244)       158,499
   Income tax benefit (provision)...........    (117,631)     (13,665)     (10,162)       5,657        141,801          6,000
                                               ---------     --------     --------     --------     ----------      ---------
   Income (loss) before extraordinary item..  $  218,458    $  25,379    $  12,612    $ (10,507)   $   (81,443)    $  164,499
                                               =========     ========     ========     ========     ==========      =========
   Cost incurred for long-lived assets......  $  204,122    $  68,430    $  43,591    $  23,597    $       -       $  339,740
                                               =========     ========     ========     ========     ==========      =========

   Segment assets (as of December 31).......  $1,899,633    $ 702,868    $ 227,250    $  16,552    $   108,132     $2,954,435
                                               =========     ========     ========     ========     ==========      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000



NOTE Q.     Income Per Share Before Extraordinary Items

       Basic income per share before extraordinary items is computed by dividing income before extraordinary items by the weighted average number of common shares outstanding for the period. The computation of diluted income per share before extraordinary items reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

       The following table is a reconciliation of the basic and diluted weighted average common shares outstanding for the years ended December 31, 2002, 2001 and 2000:

                                                               Year Ended December 31,
                                                        --------------------------------
                                                          2002        2001       2000
                                                        --------    --------    --------
                                                                 (in thousands)

     Weighted average common shares outstanding:
       Basic.........................................    112,542      98,529      99,378
       Dilutive common stock options (a).............      1,725       1,185         385
       Restricted stock awards (b)...................         21         -           -
                                                        --------    --------    --------
       Diluted.......................................    114,288      99,714      99,763
                                                        ========    ========    ========

---------------
(a) Common stock options to purchase 1,925,743 shares, 3,595,880 shares and 4,911,749 shares of common stock were outstanding but not included in the computations of diluted net income per share for 2002, 2001 and 2000, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(b) During the year ended December 31, 2002, the Company issued 654,445 restricted shares of the Company's common stock. The restricted shares were issued as compensation to directors, officers and key employees of the Company. The restricted shares include 18,545 shares that were granted to directors of the Company on May 13, 2002. Director awards for 3,302 shares vest on a quarterly pro-rata basis during the year ended May 13, 2003, and director awards for 15,243 shares vest on May 13, 2005. The remaining 635,900 restricted shares were awarded to officers and key employees of the Company on August 12, 2002 and vest on August 12, 2005.

NOTE R.     Pioneer USA

       Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note E above). The Company has not prepared financial statements and related disclosures for Pioneer USA under separate cover because management of the Company has determined that such information is not material to investors. In accordance with practices accepted by the United States Securities and Exchange Commission, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets as of December 31, 2002 and 2001, and Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2002

                                              Pioneer
                                              Natural
                                             Resources                      Non-
                                              Company       Pioneer      Guarantor                       The
                                              (Parent)        USA       Subsidiaries   Eliminations     Company
                                            -----------   -----------   ------------   ------------   -----------
                                                                       (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents...............  $         6   $     1,783    $    6,701    $              $     8,490
  Other current assets....................    1,727,828    (1,480,657)     (108,568)                      138,603
                                             ----------    ----------     ---------                    ----------
      Total current assets................    1,727,834    (1,478,874)     (101,867)                      147,093
                                             ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
    Proved properties.....................          -       3,024,845     1,228,052                     4,252,897
    Unproved properties...................          -          43,969       175,104                       219,073
  Accumulated depletion, depreciation
    and amortization......................          -        (947,091)     (356,450)                   (1,303,541)
                                             ----------    ----------     ---------                    ----------
                                                    -       2,121,723     1,046,706                     3,168,429
                                             ----------    ----------     ----------                   ----------
Deferred income taxes.....................       75,311           -           1,529                        76,840
Other property and equipment, net.........          -          19,000         3,784                        22,784
Other assets, net.........................       16,067        14,231         9,672                        39,970
Investment in subsidiaries................    1,247,042       136,159           -       (1,383,201)           -
                                             ----------    ----------     ---------                    ----------
                                            $ 3,066,254   $   812,239    $  959,824                   $ 3,455,116
                                             ==========    ==========     =========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities.................  $    30,785   $   216,065    $   27,742    $              $   274,592
Long-term debt, less current maturities...    1,668,536           -             -                       1,668,536
Other noncurrent liabilities..............          -         147,970       (19,639)                      128,331
Deferred income taxes.....................          -             -           8,760                         8,760
Stockholders' equity......................    1,366,933       448,204       942,961     (1,383,201)     1,374,897
Commitments and contingencies.............          -             -             -                             -
                                             ----------    ----------     ---------                    ----------
                                            $ 3,066,254   $   812,239    $  959,824                   $ 3,455,116
                                             ==========    ==========     =========                    ==========


                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2001

                                              Pioneer
                                              Natural
                                             Resources                      Non-
                                              Company       Pioneer      Guarantor                       The
                                              (Parent)        USA       Subsidiaries   Eliminations     Company
                                            -----------   -----------   ------------   ------------   -----------
                                                                       (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents...............  $        79   $    10,900    $    3,355    $              $    14,334
  Other current assets....................    1,540,985    (1,125,968)     (173,708)                      241,309
                                             ----------    ----------     ---------                    ----------
      Total current assets................    1,541,064    (1,115,068)     (170,353)                      255,643
                                             ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
    Proved properties.....................          -       2,688,962     1,002,821                     3,691,783
    Unproved properties...................          -          25,222       162,563                       187,785
  Accumulated depletion, depreciation
    and amortization......................          -        (815,323)     (279,987)                   (1,095,310)
                                             ----------    ----------     ---------                    ----------
                                                    -       1,898,861       885,397                     2,784,258
                                             ----------    ----------     ---------                    ----------
Deferred income taxes.....................       82,811           -           1,508                        84,319
Other property and equipment, net.........          -          17,881         3,679                        21,560
Other assets, net.........................       15,911        81,356        28,006                       125,273
Investment in subsidiaries................    1,060,457        87,636           -       (1,148,093)           -
                                             ----------    ----------     ---------                    ----------
                                            $ 2,700,243   $   970,666    $  748,237                   $ 3,271,053
                                             ==========    ==========     =========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Total current liabilities.................  $    30,745   $   176,442    $   21,022     $             $   228,209
Long-term debt, less current maturities...    1,577,304           -             -                       1,577,304
Other noncurrent liabilities..............       19,582       124,552        22,249                       166,383
Deferred income taxes.....................          -             -          13,768                        13,768
Stockholders' equity......................    1,072,612       669,672       691,198      (1,148,093)    1,285,389
Commitments and contingencies.............          -             -             -                             -
                                             ----------    ----------     ---------                    ----------
                                            $ 2,700,243   $   970,666    $  748,237                   $ 3,271,053
                                             ==========    ==========     =========                    ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                      For the Year Ended December 31, 2002
                                 (in thousands)


                                             Pioneer
                                             Natural
                                            Resources                   Non-       Consolidated
                                             Company     Pioneer     Guarantor      Income Tax                      The
                                            (Parent)       USA      Subsidiaries    Provision     Eliminations    Company
                                            ---------   ---------   ------------   ------------   ------------   ---------
Revenues and other income:
  Oil and gas...........................    $     -     $ 527,189     $ 174,591     $      -        $            $ 701,780
  Interest and other....................          -         8,214         3,008            -                        11,222
  Gain on disposition of assets, net....          -         3,230         1,202            -                         4,432
                                             --------    --------      --------      ---------                    --------
                                                  -       538,633       178,801            -                       717,434
                                             --------    --------      --------      ---------                    --------
Costs and expenses:
  Oil and gas production................          -       165,669        33,901            -                       199,570
  Depletion, depreciation and
   amortization.........................          -       139,822        76,553            -                       216,375
  Exploration and abandonments..........          -        62,982        22,912            -                        85,894
  General and administrative............        1,323      37,723         9,356            -                        48,402
  Interest..............................       17,451      76,820         1,544            -                        95,815
  Equity (income) loss from subsidiary..      (52,580)      8,374           -              -          44,206           -
  Other.................................          405       4,879        11,972            -                        17,256
                                             --------    --------      --------      ---------                    --------
                                              (33,401)    496,269       156,238            -                       663,312
                                             --------    --------      --------      ---------                    --------
Income before income taxes..............       33,401      42,364        22,563            -                        54,122
Income tax provision....................          -           -          (5,063)           -                        (5,063)
                                             --------    --------      --------      ---------                    --------
Income before extraordinary items.......       33,401      42,364        17,500            -                        49,059
Extraordinary items - loss on early
  extinguishment of debt................       (6,688)        -         (15,658)           -                       (22,346)
                                             --------    --------      --------      ---------                    --------
Net income..............................       26,713      42,364         1,842            -                        26,713
Other comprehensive income (loss):
  Deferred hedge gains, net:
    Deferred hedge losses...............           (4)   (156,396)      (22,667)           -                      (179,067)
    Net (gains) losses included in net
      income............................          447     (10,352)       (2,519)           -                       (12,424)
  Translation adjustment................          -           -           2,188            -                         2,188
                                             --------    --------      --------      ---------                    --------
Comprehensive income (loss).............    $  27,156   $(124,384)    $ (21,156)    $      -                     $(162,590)
                                             ========    ========      ========      =========                    ========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      For the Year Ended December 31, 2001
                                 (in thousands)


                                             Pioneer
                                             Natural
                                            Resources                   Non-       Consolidated
                                             Company     Pioneer     Guarantor      Income Tax                      The
                                            (Parent)       USA      Subsidiaries    Provision     Eliminations    Company
                                            ---------   ---------   ------------   ------------   ------------   ---------
Revenues and other income:
  Oil and gas...........................    $     -     $ 626,964     $ 220,058     $     -         $            $ 847,022
  Interest and other....................          368      14,415         6,995           -                         21,778
  Gain (loss) on disposition of
    assets, net.........................          -         8,524         (843)           -                          7,681
                                             --------    ----------    --------      ---------                    --------
                                                  368     649,903       226,210           -                        876,481
                                             --------    --------      --------      --------                     --------
Costs and expenses:
  Oil and gas production................          -       168,287        41,377           -                        209,664
  Depletion, depreciation and
    amortization........................          -       135,838        86,794           -                        222,632
  Exploration and abandonments..........          -        73,649        54,257           -                        127,906
  General and administrative............          804      25,476        10,688           -                         36,968
  Interest..............................       31,261      83,473        17,224           -                        131,958
  Equity (income) loss from subsidiary..     (135,459)      5,588           -             -          129,871           -
  Other.................................          -         9,247        30,341           -                         39,588
                                             --------    --------      --------      --------                     --------
                                             (103,394)    501,558       240,681           -                        768,716
                                             --------    --------      --------      --------                     --------
Income (loss) before income taxes.......      103,762     148,345       (14,471)          -                        107,765
Income tax provision....................          -          (783)       (3,220)          (13)                      (4,016)
                                             --------    --------      --------      --------                     --------
Income (loss) before extraordinary
  items.................................      103,762     147,562       (17,691)          (13)                      103,749
Extraordinary items - loss on early
  extinguishment of debt................       (3,753)        -             -             -                         (3,753)
                                             --------    --------      --------      --------                     --------
Net income (loss).......................      100,009     147,562       (17,691)          (13)                      99,996
Other comprehensive income:
  Deferred hedge gains, net:
    Transition adjustment...............          -      (172,007)      (25,437)          -                       (197,444)
    Deferred hedge gains (losses).......         (578)    364,051        29,531           -                        393,004
    Net (gains) losses included in net
      income............................          135      (8,595)       13,946           -                          5,486
  Gains and losses on available for
    sale securities:
    Unrealized holdings losses..........          -           (45)          -             -                            (45)
    Gains included in net income........          -        (8,109)          -             -                         (8,109)
  Translation adjustment................          -           -         (11,173)          -                        (11,173)
                                             --------    --------      --------      --------                     --------
Comprehensive income....................    $  99,566   $ 322,857     $ (10,824)    $     (13)                   $ 281,715
                                             ========    ========      ========      ========                     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      For the Year Ended December 31, 2000
                                 (in thousands)

                                             Pioneer
                                             Natural
                                            Resources                   Non-       Consolidated
                                             Company     Pioneer     Guarantor      Income Tax                      The
                                            (Parent)       USA      Subsidiaries    Provision     Eliminations    Company
                                            ---------   ---------   ------------   ------------   ------------   ---------
Revenues and other income:
  Oil and gas...........................    $     -     $ 616,030     $ 236,708     $      -         $           $ 852,738
  Interest and other....................           29      13,808        11,938            -                        25,775
  Gain (loss) on disposition of
   assets, net..........................       (6,172)     36,946         3,410            -                        34,184
                                             --------    ----------    --------      ---------                    --------
                                               (6,143)    666,784       252,056            -                       912,697
                                             --------    --------      --------      ---------                    --------
Costs and expenses:
  Oil and gas production................          -       150,281        38,984            -                       189,265
  Depletion, depreciation and
   amortization.........................          -       129,996        84,942            -                       214,938
  Exploration and abandonments..........          -        43,938        43,612            -                        87,550
  General and administrative............          283      22,519        10,460            -                        33,262
  Interest..............................      (53,180)    151,026        64,106            -                       161,952
  Equity (income) loss from subsidiary..     (117,704)     (6,313)          -              -          124,017          -
  Other.................................          -        63,459         3,772            -                        67,231
                                             --------    --------      --------      ---------                    --------
                                             (170,601)    554,906       245,876            -                       754,198
                                             --------    --------      --------      ---------                    --------
Income before income taxes..............      164,458     111,878         6,180            -                       158,499
Income tax benefit (provision)..........          -            (4)        5,963             41                       6,000
                                             --------    --------      --------      ---------                    --------
Income before extraordinary item........      164,458     111,874        12,143             41                     164,499
Extraordinary item - loss on early
  extinguishment of debt................      (12,318)        -             -              -                       (12,318)
                                             --------    --------      --------      ---------                    --------
Net income..............................      152,140     111,874        12,143             41                     152,181
Other comprehensive income (loss):
  Unrealized gains on available for
   sale securities:
    Unrealized holdings gains...........          -        33,828           -              -                        33,828
    Gains included in net income........          -       (25,674)          -              -                       (25,674)
  Translation adjustment................          -           -          (6,910)           -                        (6,910)
                                             --------    --------      --------      ---------                    --------
Comprehensive income....................    $ 152,140   $ 120,028     $   5,233     $       41                   $ 153,425
                                             ========    ========      ========      =========                    ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                     Non-
                                                                 Company      Pioneer      Guarantor         The
                                                                 (Parent)       USA       Subsidiaries     Company
                                                               ----------    ---------    ------------    ---------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities......    $ (327,185)   $ 406,939     $ 252,491     $  332,245
                                                                ---------     --------      --------      ---------
Cash flows from investing activities:
  Proceeds from disposition of assets......................        31,994       86,703           153        118,850
  Additions to oil and gas properties......................           -       (365,981)     (248,717)      (614,698)
  Other property (additions) retirements, net..............           -        (13,171)          888        (12,283)
                                                                ---------     --------      --------      ---------
      Net cash provided by (used in) investing activities..        31,994     (292,449)     (247,676)      (508,131)
                                                                ---------     --------      --------      ---------
Cash flows from financing activities:
  Borrowings under long-term debt..........................       529,805          -             -          529,805
  Principal payments on long-term debt.....................      (481,783)         -             -         (481,783)
  Issuance of common stock.................................       236,000          -             -          236,000
  Payments of noncurrent liabilities.......................           -       (123,607)         (638)      (124,245)
  Deferred loan fees/issuance costs........................        (3,293)         -             -           (3,293)
  Exercise of stock options and employee stock purchases...        14,389          -             -           14,389
                                                                ---------     --------      --------      ---------
      Net cash provided by (used in) financing activities..       295,118     (123,607)         (638)       170,873
                                                                ---------     --------      --------      ---------
Net increase (decrease) in cash and cash equivalents.......           (73)      (9,117)        4,177         (5,013)
Effect of exchange rate changes on cash and cash
  equivalents..............................................           -            -            (831)          (831)
Cash and cash equivalents, beginning of period.............            79       10,900         3,355         14,334
                                                                ---------     --------      --------      ---------
Cash and cash equivalents, end of period...................    $        6    $   1,783     $   6,701     $    8,490
                                                                =========     ========      ========      =========


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                     Non-
                                                                 Company      Pioneer      Guarantor         The
                                                                 (Parent)       USA       Subsidiaries     Company
                                                               ----------    ---------    ------------    ---------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities......    $  (10,503)   $ 307,776     $ 178,327     $  475,600
                                                                ---------     --------      --------      ---------
Cash flows from investing activities:
  Cash acquired in acquisition, net of fees paid...........           -         11,119           -           11,119
  Proceeds from disposition of assets......................        21,170       75,816        16,467        113,453
  Additions to oil and gas properties......................           -       (336,753)     (192,970)      (529,723)
  Other property additions, net............................           -        (10,717)       (6,873)       (17,590)
                                                                ---------     --------      --------      ---------
      Net cash provided by (used in) investing activities..        21,170     (260,535)     (183,376)      (422,741)
                                                                ---------     --------      --------      ---------
Cash flows from financing activities:
  Borrowings under long-term debt..........................       328,331          -             -          328,331
  Principal payments on long-term debt.....................      (333,410)         -             -         (333,410)
  (Payments of) borrowings under noncurrent liabilities....           -        (54,728)        1,291        (53,437)
  Purchase of treasury stock...............................       (13,028)         -             -          (13,028)
  Exercise of stock options and employee stock purchases...         7,504          -             -            7,504
                                                                ---------     --------      --------      ---------
      Net cash provided by (used in) financing activities..       (10,603)     (54,728)        1,291        (64,040)
                                                                ---------     --------      --------      ---------
Net increase (decrease) in cash and cash equivalents.......            64       (7,487)       (3,758)       (11,181)
Effect of exchange rate changes on cash and cash
  equivalents..............................................           -            -            (644)          (644)
Cash and cash equivalents, beginning of period.............            15       18,387         7,757         26,159
                                                                ---------     --------      --------      ---------
Cash and cash equivalents, end of period...................    $       79    $  10,900     $   3,355     $   14,334
                                                                =========     ========      ========      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2000
                                 (in thousands)

                                                                 Pioneer
                                                                 Natural
                                                                Resources                     Non-
                                                                 Company       Pioneer      Guarantor          The
                                                                 (Parent)        USA       Subsidiaries      Company
                                                               -----------    ---------   ------------    -----------
Cash flows from operating activities:
  Net cash provided by operating activities................    $   213,491    $ 118,300     $  98,305     $   430,096
                                                                ----------     --------      --------      ----------
Cash flows from investing activities:
  Proceeds from disposition of assets......................            -         92,342        10,394         102,736
  Additions to oil and gas properties......................            -       (179,861)     (119,821)       (299,682)
  Other property (additions) dispositions, net.............            -        (10,004)       12,449           2,445
                                                                 ---------     --------      --------      ----------
         Net cash used in investing activities.............            -        (97,523)      (96,978)       (194,501)
                                                                 ---------     --------      --------      ----------
Cash flows from financing activities:
  Borrowings under long-term debt..........................        922,607          -             -           922,607
  Principal payments on long-term debt.....................     (1,099,107)        (828)          -        (1,099,935)
  Payment of noncurrent liabilities........................            -        (24,261)       (5,498)        (29,759)
  Purchase of treasury stock...............................        (27,298)         -             -           (27,298)
  Deferred loan fees/issuance costs........................        (13,847)         -             -           (13,847)
  Exercise of stock options and employee stock purchases...          4,164          -             -             4,164
                                                                ----------     --------      --------      ----------
         Net cash used in financing activities.............       (213,481)     (25,089)       (5,498)       (244,068)
                                                                ----------     --------      --------      ----------
Net increase (decrease) in cash and cash equivalents.......             10       (4,312)       (4,171)         (8,473)
Effect of exchange rate changes on cash and cash
  equivalents..............................................            -            -            (156)           (156)
Cash and cash equivalents, beginning of period.............              5       22,699        12,084          34,788
                                                                ----------     --------      --------      ----------
Cash and cash equivalents, end of period...................    $        15    $  18,387     $   7,757     $    26,159
                                                                ==========     ========      ========      ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000


Capitalized Costs

                                                                       December 31,
                                                                -------------------------
                                                                    2002          2001
                                                                -----------   -----------
                                                                      (in thousands)
   Oil and Gas Properties:
     Proved.................................................    $ 4,252,897   $ 3,691,783
     Unproved...............................................        219,073       187,785
                                                                 ----------    ----------
                                                                  4,471,970     3,879,568
     Less accumulated depletion.............................     (1,303,541)   (1,095,310)
                                                                 -----------   ----------
     Net capitalized costs for oil and gas properties.......    $ 3,168,429   $ 2,784,258
                                                                 ==========    ==========

Costs Incurred for Oil and Gas Producing Activities

                                               Property
                                           Acquisition Costs                                         Total
                                        -----------------------     Exploration     Development      Costs
                                          Proved      Unproved         Costs           Costs        Incurred
                                        ---------     ---------     -----------     -----------     ---------
                                                                   (in thousands)

Year Ended December 31, 2002:
  United States......................   $ 156,736     $  34,048     $   72,831      $  269,945      $ 533,560
  Argentina..........................          12            51         14,530          20,528         35,121
  Canada.............................         457         2,329          9,992          20,728         33,506
  South Africa.......................         -             -            2,789          34,300         37,089
  Gabon..............................         -             -           23,585             -           23,585
  Tunisia............................         -           1,843          6,320             -            8,163
  Other foreign......................         -             -            1,431             -            1,431
                                         --------      --------      ---------       ---------       --------
    Total costs incurred.............   $ 157,205     $  38,271     $  131,478      $  345,501      $ 672,455
                                         ========      ========      =========       =========       ========
Year Ended December 31, 2001:
  United States......................   $ 132,793     $  19,572     $  129,639      $  172,225      $ 454,229
  Argentina..........................      13,182         2,465         36,237          46,427         98,311
  Canada.............................          29            97         12,707          23,215         36,048
  South Africa.......................         706           125         21,936          13,860         36,627
  Gabon..............................         -             -           11,387             -           11,387
  Tunisia............................         -           1,835          3,652             -            5,487
  Other foreign......................         -             -            4,471             -            4,471
                                         --------      --------      ---------       ---------       --------
    Total costs incurred.............   $ 146,710     $  24,094     $  220,029      $  255,727      $ 646,560
                                         ========      ========      =========       =========       ========
Year Ended December 31, 2000:
  United States......................   $  26,102     $  28,199     $   65,023      $   84,798      $ 204,122
  Argentina..........................       1,169           520         35,406          31,335         68,430
  Canada.............................       8,709         2,506          6,744          25,632         43,591
  South Africa.......................         -             -           20,176             -           20,176
  Gabon..............................         -             -            1,326             -            1,326
  Other foreign......................         -             -            2,095             -            2,095
                                         --------      --------      ---------       ---------       --------
    Total costs incurred.............   $  35,980     $  31,225     $  130,770      $  141,765      $ 339,740
                                         ========      ========      =========       =========       ========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000


Results of Operations

       Information about the Company's results of operations for oil and gas producing activities is presented in Note P of the accompanying Notes to Consolidated Financial Statements.

Reserve Quantity Information

       The estimates of the Company's proved oil and gas reserves as of December 31, 2002, which are located principally in the United States, Argentina, Canada, South Africa and Tunisia, were based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. The estimates of the Company's proved oil and gas reserves as of December 31, 2001 and 2000 were prepared by the Company's engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates for 2002, 2001 and 2000 utilize respective oil prices of $29.67, $18.88 and $25.71 per Bbl (reflecting adjustments for oil quality); respective NGL prices of $19.01, $11.58 and $16.74 per Bbl; and, respective gas prices of $3.37, $2.21 and $7.50 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

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

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000


Oil and Gas Producing Activities:

                                                2002                             2001                             2000
                                   ------------------------------   -----------------------------   -----------------------------
                                     Oil                              Oil                             Oil
                                   & NGLs       Gas                 & NGLs       Gas                & NGLs       Gas
Total Proved Reserves:             (MBbls)     (MMcf)      MBOE     (MBbls)     (MMcf)     MBOE     (MBbls)     (MMcf)     MBOE
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
UNITED STATES
Balance, January 1...............   279,146   1,474,090   524,829   266,802   1,354,327   492,523   259,066   1,314,842   478,206
Revisions of previous estimates..    61,529       5,983    62,525    (1,179)     41,039     5,661    19,295      63,912    29,947
Purchases of minerals-in-place...     8,634      83,361    22,528    24,943      63,113    35,462     1,237      28,071     5,916
New discoveries and extensions...     4,364       5,349     5,255     4,442      93,220    19,979     4,819      66,486    15,900
Production.......................   (16,042)    (84,812)  (30,177)  (15,862)    (77,609)  (28,796)  (16,872)    (83,930)  (30,860)
Sales of minerals-in-place.......       -           -         -         -           -         -        (743)    (35,054)   (6,586)
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............   337,631   1,483,971   584,960   279,146   1,474,090   524,829   266,802   1,354,327   492,523

ARGENTINA
Balance, January 1...............    35,669     471,150   114,193    35,843     408,282   103,890    29,797     415,620    99,067
Revisions of previous estimates..    (4,954)     47,829     3,017      (932)      4,460      (189)    1,411     (15,558)   (1,182)
Purchases of minerals-in-place...       -           -         -         170      31,700     5,453       -           -         -
New discoveries and extensions...     3,985      41,652    10,927     4,354      58,538    14,110     8,066      43,914    15,385
Production.......................    (3,168)    (28,550)   (7,926)   (3,766)    (31,830)   (9,071)   (3,431)    (35,694)   (9,380)
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............    31,532     532,081   120,211    35,669     471,150   114,193    35,843     408,282   103,890

CANADA
Balance, January 1...............     2,659     132,061    24,669     4,066     132,919    26,219     3,970     145,251    28,179
Revisions of previous estimates..        24      (1,150)     (167)      212      15,067     2,723       429     (10,013)   (1,240)
Purchases of minerals-in-place...       -           -         -         -           -         -         140       7,768     1,435
New discoveries and extensions...        68       6,070     1,080        81       5,644     1,022       138       6,132     1,160
Production.......................      (390)    (17,653)   (3,333)     (671)    (18,426)   (3,742)     (611)    (16,219)   (3,315)
Sales of minerals-in-place.......       -           -         -      (1,029)     (3,143)   (1,553)      -           -         -
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............     2,361     119,328    22,249     2,659     132,061    24,669     4,066     132,919    26,219

SOUTH AFRICA
Balance, January 1...............     7,685         -       7,685     5,552         -       5,552       -           -         -
Revisions of previous estimates..       790         -         790       -           -         -         -           -         -
Purchases of minerals-in-place...       -           -         -       2,133         -       2,133       -           -         -
New discoveries and extensions...       -           -         -         -           -         -       5,552         -       5,552
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............     8,475         -       8,475     7,685         -       7,685     5,552         -       5,552

TUNISIA
Balance, January 1...............       -           -         -         -           -         -         -           -         -
New discoveries and extensions...       845         -         845       -           -         -         -           -         -
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............       845         -         845       -           -         -         -           -         -

TOTAL
Balance, January 1...............   325,159   2,077,301   671,376   312,263   1,895,528   628,184   292,833   1,875,713   605,452
Revisions of previous
  estimates (a)..................    57,389      52,662    66,165    (1,899)     60,566     8,195    21,135      38,341    27,525
Purchases of minerals-in-place...     8,634      83,361    22,528    27,246      94,813    43,048     1,377      35,839     7,351
New discoveries and extensions...     9,262      53,071    18,107     8,877     157,402    35,111    18,575     116,532    37,997
Production.......................   (19,600)   (131,015)  (41,436)  (20,299)   (127,865)  (41,609)  (20,914)   (135,843)  (43,555)
Sales of minerals-in-place.......       -           -         -      (1,029)     (3,143)   (1,553)     (743)    (35,054)   (6,586)
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
Balance, December 31.............   380,844   2,135,380   736,740   325,159   2,077,301   671,376   312,263   1,895,528   628,184
                                   ========   =========   =======   =======   =========   =======   =======   =========   =======

Proved Developed Reserves:
  United States..................   196,893   1,027,750   368,184   206,922   1,081,592   387,188   209,636   1,118,976   396,133
  Argentina......................    28,248     341,967    85,243    22,679     345,281    80,226    22,931     358,124    82,618
  Canada.........................     2,086      94,607    17,854     2,930      80,953    16,422     2,598      61,210    12,800
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
    January 1....................   227,227   1,464,324   471,281   232,531   1,507,826   483,836   235,165   1,538,310   491,551
                                   ========   =========   =======   =======   =========   =======   =======   =========   =======

  United States..................   209,948   1,067,701   387,899   196,893   1,027,750   368,184   206,922   1,081,592   387,188
  Argentina......................    22,180     402,640    89,287    28,248     341,967    85,243    22,679     345,281    80,226
  Canada.........................     2,042      90,003    17,042     2,086      94,607    17,854     2,930      80,953    16,422
                                   --------   ---------   -------   -------   ---------   -------   -------   ---------   -------
    December 31..................   234,170   1,560,344   494,228   227,227   1,464,324   471,281   232,531   1,507,826   483,836
                                   ========   =========   =======   =======   =========   =======   =======   =========   =======

-------------
(a) The revisions of previous estimates above, include revisions attributable to changes in commodity prices totaling a 28,643 MBOE increase, a 24,970 MBOE decrease and a 14,009 MBOE increase for the years ended December 31, 2002, 2001 and 2000, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000


Standardized Measure of Discounted Future Net Cash Flows

       The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future net cash flows estimated in the table below do not include the effects of the Company's commodity hedging contracts. Utilizing December 31, 2002 commodity prices held constant over each hedge contract's term, the net present value of the Company's hedge contracts discounted at 10 percent was a liability equal to approximately $226 million.

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

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000

                                                                 For the Year Ended December 31,
                                                           -----------------------------------------
                                                               2002           2001          2000
                                                           -----------    -----------    -----------
                                                                         (in thousands)
UNITED STATES Oil and gas producing activities:
   Future cash inflows..................................   $15,161,717    $ 8,222,573    $18,660,169
   Future production costs..............................    (4,830,294)    (3,231,730)    (4,907,134)
   Future development costs.............................      (864,386)      (735,984)      (479,290)
   Future income tax expense............................    (2,325,946)      (598,612)    (3,777,157)
                                                            ----------     ----------     ----------
                                                             7,141,091      3,656,247      9,496,588
10% annual discount factor..............................    (3,684,400)    (1,691,118)    (4,780,133)
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $ 3,456,691    $ 1,965,129    $ 4,716,455
                                                            ==========     ==========     ==========
ARGENTINA
Oil and gas producing activities:
   Future cash inflows..................................   $   986,716    $ 1,070,664    $ 1,183,652
   Future production costs..............................      (175,938)      (227,435)      (215,853)
   Future development costs.............................       (84,669)      (144,604)      (114,606)
   Future income tax expense............................      (143,845)       (45,140)       (81,705)
                                                            ----------     ----------     ----------
                                                               582,264        653,485        771,488
10% annual discount factor..............................      (242,158)      (262,334)      (264,126)
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $   340,106    $   391,151    $   507,362
                                                            ==========     ==========     ==========
CANADA
Oil and gas producing activities:
   Future cash inflows..................................   $   502,260    $   301,002    $ 1,029,007
   Future production costs..............................       (89,246)       (73,601)      (104,189)
   Future development costs.............................       (22,294)       (27,050)       (35,443)
   Future income tax expense............................       (87,363)       (10,771)      (306,399)
                                                            ----------     ----------     ----------
                                                               303,357        189,580        582,976
10% annual discount factor..............................      (104,345)       (59,995)      (168,441)
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $   199,012    $   129,585    $   414,535
                                                            ==========     ==========     ==========
SOUTH AFRICA
Oil and gas producing activities:
   Future cash inflows..................................   $   256,436    $   149,777    $   126,134
   Future production costs..............................       (92,820)       (73,697)       (65,232)
   Future development costs.............................       (23,200)       (54,281)       (47,970)
   Future income tax expense............................        (4,465)           -              -
                                                            ----------     ----------     ----------
                                                               135,951         21,799         12,932
10% annual discount factor..............................       (14,588)        (7,338)        (5,782)
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $   121,363    $    14,461    $     7,150
                                                            ==========     ==========     ==========
TUNISIA
Oil and gas producing activities:
   Future cash inflows..................................   $    23,460    $       -      $       -
   Future production costs..............................        (2,396)           -              -
   Future development costs.............................        (3,570)           -              -
   Future income tax expense............................        (6,447)           -              -
                                                            ----------     ----------     ----------
                                                                11,047            -              -
10% annual discount factor..............................        (1,667)           -              -
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $     9,380    $       -      $       -
                                                            ==========     ==========     ==========
TOTAL
Oil and gas producing activities:
   Future cash inflows..................................   $16,930,589    $ 9,744,016    $20,998,962
   Future production costs..............................    (5,190,694)    (3,606,463)    (5,292,408)
   Future development costs.............................      (998,119)      (961,919)      (677,309)
   Future income tax expense............................    (2,568,066)      (654,523)    (4,165,261)
                                                            ----------     ----------     ----------
                                                             8,173,710      4,521,111     10,863,984
10% annual discount factor..............................    (4,047,158)    (2,020,785)    (5,218,482)
                                                            ----------     ----------     ----------
Standardized measure of discounted future cash flows....   $ 4,126,552    $ 2,500,326    $ 5,645,502
                                                            ==========     ==========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2002, 2001 and 2000


                                                                  For the Year Ended December 31,
                                                              ----------------------------------------
Oil and Gas Producing Activities                                  2002          2001          2000
                                                              -----------   -----------    -----------
                                                                                        (in thousands)

   Oil and gas sales, net of production costs...............  $  (489,338)  $  (631,365)   $  (663,473)
   Net changes in prices and production costs...............    2,042,575    (4,528,168)     3,829,794
   Extensions and discoveries...............................      152,253       184,454        525,361
   Development costs incurred during the period.............      262,469       239,156        101,350
   Sales of minerals-in-place...............................          -         (23,372)       (72,624)
   Purchases of minerals-in-place...........................      187,460       201,535        187,097
   Revisions of estimated future development costs..........     (387,404)     (429,365)      (200,734)
   Revisions of previous quantity estimates.................      527,987        40,771        344,454
   Accretion of discount....................................      250,033       701,943        293,726
   Changes in production rates, timing and other............       99,722      (274,689)      (262,784)
                                                               ----------    ----------     ----------
   Change in present value of future net revenues...........    2,645,757    (4,519,100)     4,082,167
   Net change in present value of future income taxes.......   (1,019,531)    1,373,924     (1,373,924)
                                                               ----------    ----------     ----------
                                                                1,626,226    (3,145,176)     2,708,243
   Balance, beginning of year...............................    2,500,326     5,645,502      2,937,259
                                                                ---------    ----------     ----------
   Balance, end of year.....................................   $4,126,552   $ 2,500,326    $ 5,645,502
                                                                =========    ==========     ==========

Selected Quarterly Financial Results

                                                                           Quarter
                                                       ----------------------------------------------
                                                         First       Second       Third      Fourth
                                                       ---------   ----------   ---------   --------
                                                            (in thousands, except per share data)
2002
       Operating revenues...........................   $ 165,539   $ 172,430    $ 168,317   $ 195,494
       Total revenues and other income..............   $ 166,658   $ 174,338    $ 178,753   $ 197,685
       Costs and expenses...........................   $ 169,027   $ 158,916    $ 157,953   $ 177,416
       Net income (loss):
          Before extraordinary items................   $  (1,959)  $  13,985    $  18,611   $  18,422
          Extraordinary items, net of tax (a).......         -        (2,843)     (19,501)         (2)
                                                        --------    --------     --------    --------
          Net income (loss).........................   $  (1,959)  $  11,142    $    (890)  $  18,420
                                                        ========    ========     ========    ========
       Net income (loss) per share:
          Basic:
            Before extraordinary items..............   $    (.02)  $     .13    $     .16   $     .16
            Extraordinary items.....................         -          (.03)        (.17)        -
                                                        --------    --------     --------    --------
            Net income (loss).......................   $    (.02)  $     .10    $    (.01)  $     .16
                                                        ========    ========     ========    ========
          Diluted:
            Before extraordinary items..............   $    (.02)  $     .12    $     .16   $     .16
            Extraordinary items.....................         -          (.02)        (.17)        -
                                                        --------    --------     --------    --------
            Net income (loss).......................   $    (,02)  $     .10    $    (.01)  $     .16
                                                        ========    ========     ========    ========
2001
       Operating revenues...........................   $ 257,986   $ 218,611    $ 198,088   $ 172,337
       Total revenues...............................   $ 270,446   $ 231,038    $ 204,471   $ 170,526
       Costs and expenses...........................   $ 202,127   $ 200,092    $ 178,864   $ 187,633
       Net income (loss):
          Before extraordinary items................   $  67,919   $  28,338    $  23,228   $ (15,736)
          Extraordinary items, net of tax (a).......         -           -          1,374      (5,127)
                                                        --------    --------     --------    --------
          Net income (loss).........................   $  67,919   $  28,338    $  24,602   $ (20,863)
                                                        ========    ========     ========    ========
       Net income (loss) per share:
          Basic:
            Before extraordinary items..............   $     .69   $     .29    $     .24   $    (.16)
            Extraordinary items.....................         -           -            .01        (.05)
                                                        --------    --------     --------    --------
            Net income (loss).......................   $     .69   $     .29    $     .25   $    (.21)
                                                        ========    ========     ========    ========
          Diluted:
            Before extraordinary items..............   $     .68   $     .28    $     .24   $    (.16)
            Extraordinary items.....................         -           -            .01        (.05)
                                                        --------    --------     --------    --------
            Net income (loss).......................   $     .68   $     .28    $     .25   $    (.21)
                                                        ========    ========     ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2003 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2003 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2003 and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 15, 2003 and is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

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

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item
14. (a), above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    Listing of Financial Statements and Exhibits

  Financial Statements

       The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Operations for the years ended December 31,
          2002, 2001 and 2000
       Consolidated Statements of Stockholders' Equity for the years ended
          December 31, 2002, 2001 and 2000
       Consolidated Statements of Cash Flows for the years ended December 31,
          2002, 2001 and 2000
       Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2002, 2001 and 2000
       Notes to Consolidated Financial Statements
       Unaudited Supplementary Information

(b)    Reports on Form 8-K

       During the three months ended December 31, 2002, the Company filed one Current Report on Form 8-K dated October 24, 2002. The Company's October 24, 2002 Form 8-K provided, under Items 7 and 9, (i) the Company's news release dated October 24, 2002 that announced the Company's financial and operating results for the three and nine month periods ended September 30, 2002, an operational update and the Company's fourth quarter 2002 financial outlook; and
(ii) tables summarizing, as of October 23, 2002, the Company's open oil hedge positions, open gas hedge positions and deferred hedge gains and losses on terminated commodity hedges.

(c)    Exhibits

        The exhibits to this Report required to be filed pursuant to Item 15(c) are listed below and in the "Index to Exhibits" attached hereto.

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
            3.2 to the Company's Registration Statement on Form S-4,  dated June
            27, 1997, Registration No. 333-26951).

3.3     -   Certificate  of  Designation  of   Series  A  Junior   Participating
            Preferred  Stock (incorporated  by reference to Exhibit A to Exhibit
            4.1 to the Company's  Registration  Statement on  Form 8-A, File No.
            001-13245, filed with the SEC on July 24, 2001).

4.1     -   Form of Certificate of Common Stock,  par value  $.01 per share,  of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997,
            Registration No. 333-26951).

4.2     -   Rights Agreement  dated  July  24,  2001,  between  the  Company and
            Continental  Stock  Transfer  &  Trust  Company,   as  Rights  Agent
            (incorporated   by   reference  to  Exhibit  4.1  to  the  Company's
            Registration Statement on Form 8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

10.1    -   Indenture, dated April 12, 1995,  between Pioneer USA  (successor to
            Parker & Parsley  Petroleum Company  ("Parker & Parsley")),  and The
            Chase   Manhattan    Bank   (National   Association),   as   Trustee
            (incorporated  by  reference  to  Exhibit 4.1  to Parker & Parsley's
            Current  Report  on  Form  8-K,  dated  April  12,  1995,  File  No.
            001-10695).

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

10.13   -   Guarantee dated as of  January 13,  1998, by Pioneer USA relating to the $350,000,000 in aggregate principal amount of 6.50% Senior Notes
            Due 2008 issued under the indenture identified above as Exhibit 10.9
            (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.14    -  Guarantee dated as of  January 13,  1998, by Pioneer USA relating to the $250,000,000 in aggregate principal amount of 7.20% Senior Notes Due 2028 issued under the indenture identified above as Exhibit 10.9 (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.15H   -  1991  Stock  Option  Plan of  Mesa Inc.  ("Mesa")  (incorporated  by reference to Exhibit 10(v) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

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

10.21H  -   Second  Amendment   to  the   Company's  Long-Term  Incentive  Plan,
            effective as of  May 20, 1999  (incorporated by reference to Exhibit
            10.73 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.22H  -   Third  Amendment  to   the  Company's   Long-Term  Incentive   Plan,
            effective as of February 17, 2000 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.23H  -   The  Company's  Employee  Stock  Purchase   Plan  (incorporated   by
            reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35165).

10.24H  -   First Amendment  to the  Company's  Employee  Stock  Purchase  Plan,
            dated December 9, 1998  (incorporated by  reference to the Company's
            Annual Report on  Form 10-K for  the year  ended  December 31, 1998,
            File No. 001-13245).

10.25H  -   Second  Amendment  to  the Company's  Employee Stock  Purchase Plan,
            dated December 14, 1999 (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K for the period ended
            December 31, 1999, File No. 1-13245).

10.26H  -   The Company's Deferred Compensation Retirement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-39153).

10.27H  -   Omnibus Amendment to Nonstatutory Stock  Option Agreements, included as part of the  Parker & Parsley  Long-Term Incentive Plan, dated as of November 16,  1995,  between Parker & Parsley and Named Executive
            Officers  identified  on Schedule 1 setting forth additional details
            relating  to   the   Parker  &  Parsley   Long-Term  Incentive  Plan
            (incorporated by  reference to  Parker &  Parsley's Annual Report on
            Form 10-K for the year ended December 31, 1995, File No. 001-10695).

10.28H  -   Severance Agreement, dated as of August 8, 1997, between the Company
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

10.29H  -   Indemnification Agreement,  dated as of August 8, 1997,  between the
            Company and Scott D. Sheffield, together with a schedule identifying substantially identical  agreements between the Company  and each of
            the   Company's  other   directors  and  named   executive  officers
            identified on Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 1997, File No. 001-13245).

10.30H* -   Pioneer USA 40l(k) and Matching Plan, Amended and Restated Effective
            as of January 1, 2002.

Exhibit
Number                             Description

10.31   -   Second Supplemental Indenture, dated as of April 11, 2000, among the
            Company,  Pioneer USA,  as the subsidiary  guarantor and the Bank of
            New York, as trustee, with respect to the Indenture,  dated  January
            13, 1998, between the  Company and The Bank of  New York, as trustee
            (incorporated  by  reference  to  Exhibit  10.1  to  the   Company's
            Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.32   -   Form of 9-5/8% Senior Notes Due 2010, dated as of April 11, 2000, in the aggregate principal amount of $425,000,000, together with Trustee's Certificate of Authentication dated April 11, 2000, establishing the terms of the 9-5/8% Senior Notes Due April 1, 2010 pursuant to the Second Supplemental Indenture identified above as
            Exhibit 10.31 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on
            May 11, 2000).

10.33   -   Guarantee,  dated  as  of  April  11,  2000,  by  Pioneer USA as the
            subsidiary  guarantor   relating  to   the   $425,000,000  aggregate
            principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit
            10.31  (incorporated by  reference to  Exhibit 10.3 to the Company's
            Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.34   -   $575,000,000 Credit  Agreement,  dated as of May 31, 2000, among the
            Company,   as  the  borrower,   Bank  of   America,  N.A.,   as  the
            Administrative   Agent,   Credit  Suisse  First   Boston,   as   the
            Documentation Agent,  the Chase  Manhattan  Bank,  as the Syndicated
            Agent and certain Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2000).

10.35   -   Agreement and  Plan of  Merger  dated as of November 28, 2000 by and among the Company, Pioneer USA, Parker & Parsley Employees Producing
            Properties  87-A,   Ltd.,   Parker  &  Parsley  Employees  Producing
            Properties 87-B Ltd., P&P Employees Producing Properties 88-A, L.P.,
            P&P Employees 89-A Conv., L.P.,  P&P Employees 89-B Conv., L.P., P&P
            Employees Private 89, L.P.,  P&P Employees  90-A  Conv.,  L.P.,  P&P
            Employees  90-B  Conv., L.P.,  P&P Employees  90-C Conv.,  L.P., P&P
            Employees  Private  90,  L.P.,  P&P Employees 90  Spraberry  Private
            Development, L.P.,  P&P Employees 91-A Conv., L.P. and P&P Employees
            91-B Conv., L.P.  (incorporated by reference to Exhibit 10.53 to the
            Company's Annual  Report on  Form 10-K for the period ended December
            31, 2000, File No. 1-13245).

10.36   -   Agreement and Plan of Merger  dated as of September 20, 2001,  among the Company, Pioneer USA and the Parker & Parsley partnerships named therein (incorporated by reference to Exhibit 2.1 to the Company's
            Registration Statement on Form S-4, Registration No. 333-59094, filed with the SEC on April 17, 2001).

10.37   -   Underwriting  Agreement  dated  April  16,  2002, among the Company,
            Pioneer USA and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
            8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.38   -   Terms Agreement  dated April  16,  2002,  among the Company, Pioneer
            USA,  Credit  Suisse  First  Boston  Corporation,  Banc  of  America
            Securities LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc.
            as representatives of the underwriters (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No.
            001-13245, filed with the SEC on April 17, 2002).

10.39   -   Third  Supplemental Indenture dated as of  April 30, 2002, among the
            Company, Pioneer USA as the subsidiary guarantor and The Bank of New
            York, as Trustee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended
            March 31,  2002,  File No. 001-13245,  filed with the SEC on May 14,
            2002).

10.40   -   Form of 7.50% Senior Notes Due 2012 of the Company (incorporated  by reference to  Exhibit 99.1  to the  Company's Current Report on Form
            8-K, File No. 001-13245, filed with the SEC on April 29, 2002).

Exhibit
Number                             Description

10.41   -   Guarantee dated as of April 30, 2002, by Pioneer USA relating to the
            $150,000,000 in aggregate principal amount of 7.50% Senior Notes Due
            2012  issued under  the indenture  identified above as Exhibit 10.39
            (incorporated  by  reference  to  Exhibit  10.6  to  the   Company's
            Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

21.1*   -   Subsidiaries of the registrant.

23.1*   -   Consent of Ernst & Young LLP.

23.2*   -   Consent of Netherland, Sewell & Associates, Inc.

23.3*   -   Consent of Gaffney, Cline & Associates, Inc.

---------------

*   Filed herewith

H Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PIONEER NATURAL RESOURCES COMPANY


Date: February 20, 2003     By:    /s/ Scott D. Sheffield
                                ------------------------------------------------
                                Scott D. Sheffield, Chairman of the Board, Chief
                                 Executive Officer, President and Assistant
                                 Secretary

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Title                         Date

  /s/ Scott D. Sheffield       Chairman of the Board,          February 20, 2003
----------------------------     President, Chief Executive
Scott D. Sheffield                Officer and Assistant
                                  Secretary
                                  (principal executive officer)

  /s/ Timothy L. Dove          Executive Vice President,       February 20, 2003
----------------------------     Chief Financial Officer and
Timothy L. Dove                   Assistant Secretary


  /s/ Richard P. Dealy         Vice President and Chief        February 20, 2003
----------------------------     Accounting Officer
Richard P. Dealy


  /s/ James R. Baroffio        Director                        February 20, 2003
----------------------------
James R. Baroffio


  /s/ Edison C.  Buchanan      Director                        February 20, 2003
----------------------------
Edison C.  Buchanan


  /s/ R. Hartwell Gardner      Director                        February 20, 2003
----------------------------
R. Hartwell Gardner


  /s/ James L. Houghton        Director                        February 20, 2003
----------------------------
James L. Houghton


  /s/ Jerry P. Jones           Director                        February 20, 2003
----------------------------
Jerry P. Jones


  /s/ Linda K.  Lawson         Director                        February 20, 2003
----------------------------
Linda K.  Lawson


  /s/ Charles E. Ramsey, Jr.   Director                        February 20, 2003
----------------------------
Charles E. Ramsey, Jr.


  /s/ Robert A.  Solberg       Director                        February 20, 2003
----------------------------
Robert A.  Solberg

                                 CERTIFICATIONS

I, Scott D.  Sheffield, certify that:

1. I have reviewed this annual report on Form 10-K of Pioneer Natural Resources Company (the "Company"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 20, 2003




                             /s/ Scott D.  Sheffield
                            -------------------------------------------------
                            Scott D.  Sheffield, Chairman, President
                            and Chief Executive Officer

I, Timothy L.  Dove, certify that:

1. I have reviewed this annual report on Form 10-K of Pioneer Natural Resources Company (the "Company"):

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 20, 2003




                            /s/ Timothy L.  Dove
                            -------------------------------------------
                            Timothy L.  Dove, Executive Vice President
                            and Chief Financial Officer

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

3.3     -   Certificate of  Designation of  Series A  Junior Participating
            Preferred  Stock  (incorporated by  reference to  Exhibit A to
            Exhibit 4.1 to the  Company's  Registration Statement on  Form
            8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

4.1     -   Form of  Certificate  of  Common  Stock,  par  value  $.01 per share,  of the Company  (incorporated by  reference to Exhibit
            4.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

4.2     -   Rights Agreement dated July 24, 2001,  between the Company and
            Continental  Stock  Transfer & Trust Company,  as Rights Agent
            (incorporated by  reference  to Exhibit  4.1 to the  Company's
            Registration Statement on Form 8-A, File No. 001-13245, filed with the SEC on July 24, 2001).

10.1    -   Indenture,  dated  April  12,   1995,   between  Pioneer   USA
            (successor  to  Parker &  Parsley Petroleum Company ("Parker &
            Parsley")),   and   The   Chase   Manhattan   Bank   (National
            Association), as Trustee (incorporated by reference to Exhibit
            4.1 to  Parker & Parsley's  Current  Report on Form 8-K, dated
            April 12, 1995, File No. 001-10695).

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

10.4    -   Third Supplemental  Indenture,  dated as of December 30, 1997, among Pioneer  NewSub1,  Inc.(as successor to  Pioneer USA), a
            Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as
            Exhibit 10.1 (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 2, 1998).

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

Exhibit Index                                                             Page


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

10.13    -  Guarantee  dated  as  of  January  13,  1998,  by  Pioneer USA relating to the $350,000,000 in aggregate principal amount of 6.50% Senior Notes Due 2008 issued under the indenture identified above as Exhibit 10.9 (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.14    -  Guarantee  dated  as of  January  13,  1998,  by  Pioneer  USA relating to the $250,000,000 in aggregate principal amount of 7.20% Senior Notes Due 2028 issued under the indenture identified above as Exhibit 10.9 (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on January 14, 1998).

10.15H   -  1991 Stock  Option Plan of Mesa Inc. ("Mesa") (incorporated by reference to  Exhibit 10(v) to  Mesa's  Annual  Report on Form
            10-K for the period ended December 31, 1991).

Exhibit Index                                                             Page


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

10.20H   -  First  Amendment  to the  Company's  Long-Term  Incentive Plan,
            effective as of November 23, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10- K for the period ended December 31, 1999, File No. 1-13245).

10.21H   -  Second  Amendment to the  Company's  Long-Term  Incentive Plan,
            effective as of May 20, 1999 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.22H   -  Third Amendment  to the  Company's  Long-Term  Incentive  Plan,
            effective as of February 17, 2000 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10- K for the period ended December 31, 1999, File No. 1-13245).

10.23H   -  The  Company's  Employee  Stock  Purchase Plan (incorporated by
            reference   to  Exhibit  4.1  to  the  Company's   Registration
            Statement on Form S-8, Registration No. 333-35165).

10.24H   -  First Amendment to the Company's  Employee Stock Purchase Plan,
            dated December 9, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998, File No. 001-13245).

10.25H   -  Second Amendment to the Company's Employee Stock Purchase Plan,
            dated  December 14,  1999 (incorporated by reference to Exhibit
            10.74 to the Company's Annual Report on Form 10- K for the period ended December 31, 1999, File No. 1-13245).

10.26H   -  The    Company's    Deferred   Compensation   Retirement   Plan
            (incorporated  by  reference  to  Exhibit  4.1 to the Company's
            Registration Statement on Form S-8, Registration No. 333-39153).

10.27H   -  Omnibus  Amendment to  Nonstatutory  Stock  Option  Agreements,
            included as part of the  Parker & Parsley  Long-Term  Incentive
            Plan, dated as of November 16, 1995, between Parker & Parsley and Named Executive Officers identified on Schedule 1 setting forth additional details relating to the Parker & Parsley Long-
            Term  Incentive  Plan  (incorporated by  reference to  Parker &
            Parsley's  Annual Report  on  Form  10-K  for  the  year  ended
            December 31, 1995, File No. 001-10695).

Exhibit Index                                                             Page


10.28H   -  Severance Agreement,  dated as of August 8, 1997,  between the
            Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the other named executive officers identified on Schedule I for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No.
            001-13245).

10.29H   -  Indemnification Agreement, dated as of August 8, 1997, between
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

10.30H*  -  Pioneer  USA  40l(k)  and  Matching  Plan, Amended and Restated
            Effective as of January 1, 2002.

10.31    -  Second  Supplemental  Indenture,  dated  as  of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.32    -  Form of 9-5/8%  Senior Notes  Due 2010,  dated as of  April 11,
            2000, in the aggregate principal amount of $425,000,000, together with Trustee's Certificate of Authentication dated April 11, 2000, establishing the terms of the 9-5/8% Senior Notes Due April 1, 2010 pursuant to the Second Supplemental Indenture identified above as Exhibit 10.31 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.33    -  Guarantee,  dated as of  April 11,  2000, by Pioneer USA as the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit 10.31 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 11, 2000).

10.34    -  $575,000,000 Credit Agreement,  dated as of May 31, 2000, among the Company, as the borrower, Bank of America, N.A., as the Administrative Agent, Credit Suisse First Boston, as the
            Documentation Agent, the Chase Manhattan Bank, as the Syndicated Agent and certain Lenders (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2000).

10.35    -  Agreement and Plan of Merger  dated as of  November 28, 2000 by and among the Company, Pioneer USA, Parker & Parsley Employees Producing Properties 87-A, Ltd., Parker & Parsley Employees
            Producing Properties 87-B Ltd., P&P Employees Producing Properties 88-A, L.P., P&P Employees 89-A Conv., L.P., P&P Employees 89-B Conv., L.P., P&P Employees Private 89, L.P., P&P Employees 90-A Conv., L.P., P&P Employees 90-B Conv., L.P., P&P Employees 90-C Conv., L.P., P&P Employees Private 90, L.P., P&P Employees 90 Spraberry Private Development, L.P., P&P Employees 91-A Conv., L.P. and P&P Employees 91-B Conv., L.P. (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, File No. 1-13245).

Exhibit Index                                                             Page

10.36    -  Agreement  and Plan  of Merger  dated as of September 20, 2001, among  the  Company,  Pioneer  USA  and  the  Parker  & Parsley
            partnerships  named  therein   (incorporated  by  reference  to
            Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-59094, filed with the SEC on April 17, 2001).

10.37    -  Underwriting Agreement dated April 16, 2002, among the Company,
            Pioneer USA and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.38    -  Terms  Agreement  dated  April  16,  2002,  among  the Company,
            Pioneer USA, Credit Suisse First Boston Corporation, Banc of America Securities LLC, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as representatives of the underwriters (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 001-13245, filed with the SEC on April 17, 2002).

10.39    -  Third Supplemental Indenture  dated as of April 30, 2002, among the Company, Pioneer USA as the subsidiary guarantor and The Bank of New York, as Trustee (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

10.40    -  Form  of  7.50%  Senior   Notes  Due  2012   of   the   Company
            (incorporated  by  reference to  Exhibit  99.1 to the Company's
            Current Report on Form 8-K, File No. 001-13245,  filed with the
            SEC on April 29, 2002).

10.41    -  Guarantee dated as of  April 30, 2002,  by Pioneer USA relating to the $150,000,000 in aggregate principal amount of 7.50% Senior Notes Due 2012 issued under the indenture identified above as Exhibit 10.39 (incorporated by reference to Exhibit
            10.6 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 001-13245, filed with the SEC on May 14, 2002).

21.1*   -   Subsidiaries of the registrant.

23.1*   -   Consent of Ernst & Young LLP.

23.2*   -   Consent of Netherland, Sewell & Associates, Inc.

23.3*   -   Consent of Gaffney, Cline & Associates, Inc.


---------------

*   Filed herewith

H Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).