Form 10-Q
period 2003-03-31
PIONEER NATURAL RESOURCES CO
filed 2003-04-30
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



             / x / Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       or

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

                                Yes / x / No / /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES    X        NO
     -----          ------

Number of shares of Common Stock outstanding as of April 28, 2003... 117,649,893

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                        Page

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002.......................................    4

           Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002....................    5

           Consolidated Statement of Stockholders' Equity for the
              three months ended March 31, 2003.......................    6

           Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and 2002....................    7

           Consolidated Statements of Comprehensive Income (Loss)
              for the three months ended March 31, 2003 and 2002......    8

           Notes to Consolidated Financial Statements.................    9

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................   24


Item 3.    Quantitative and Qualitative Disclosures About
              Market Risk..............................................   33

Item 4.    Controls and Procedures.....................................   35


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings...........................................   36

Item 6.    Exhibits and Reports on Form 8-K............................   36

           Signatures..................................................   37

           Certifications..............................................   38

           Exhibit Index...............................................   40

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                      March 31,     December 31,
                                                                        2003            2002
                                                                     -----------    -----------
                                                                     (Unaudited)
                              ASSETS
Current assets:
  Cash and cash equivalents........................................  $     6,858    $     8,490
  Accounts receivable:
     Trade, net of reserves for doubtful accounts of $4,955
       and $4,744 as of March 31, 2003 and December 31, 2002,
       respectively................................................      125,374         97,774
     Affiliates....................................................          462            448
  Inventories......................................................       10,951         10,648
  Prepaid expenses.................................................       13,707          5,485
  Deferred income taxes............................................       14,400         13,900
  Other current assets:
     Derivative assets, net of valuation reserves of $3,638
       and $3,351 as of March 31, 2003 and December 31, 2002.......        5,346          3,150
     Other.........................................................        7,447          7,198
                                                                      ----------     ----------
       Total current assets........................................      184,545        147,093
                                                                      ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties.............................................    4,550,198      4,252,897
     Unproved properties...........................................      190,585        219,073
  Accumulated depletion, depreciation and amortization.............   (1,346,096)    (1,303,541)
                                                                      ----------     ----------
                                                                       3,394,687      3,168,429
                                                                      ----------     ----------
Deferred income taxes..............................................       76,449         76,840
Other property and equipment, net..................................       22,577         22,784
Other assets, net:
  Derivative assets, net of valuation reserves of $848 and
     $1,136 as of March 31, 2003 and December 31, 2002.............        5,046            793
  Other............................................................       39,103         39,177
                                                                      ----------     ----------
                                                                     $ 3,722,407    $ 3,455,116
                                                                      ==========     ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade.........................................................  $   158,884    $   117,582
     Affiliates....................................................        2,214          7,192
  Interest payable.................................................       37,980         37,458
  Income taxes payable.............................................        1,452            -
  Other current liabilities:
     Derivative obligations........................................      118,075         83,638
     Other.........................................................       37,863         28,722
                                                                      ----------     ----------
       Total current liabilities...................................      356,468        274,592
                                                                      ----------     ----------
Long-term debt.....................................................    1,767,650      1,668,536
Noncurrent derivative obligations..................................       59,073         42,490
Other noncurrent liabilities.......................................      115,372         85,841
Deferred income taxes..............................................       11,889          8,760
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     119,601,844 and 119,592,344 shares issued as of March 31,
     2003 and December 31, 2002, respectively......................        1,196          1,196
  Additional paid-in-capital.......................................    2,715,198      2,714,567
  Treasury stock, at cost; 1,980,711 and 2,339,806 shares as of
     March 31, 2003 and December 31, 2002, respectively............      (27,274)       (32,219)
  Deferred compensation............................................      (13,153)       (14,292)
  Accumulated deficit..............................................   (1,214,220)    (1,298,440)
  Accumulated other comprehensive income:
     Deferred hedge gains (losses), net............................      (56,514)         9,555
     Cumulative translation adjustment.............................        6,722         (5,470)
                                                                      ----------     ----------
       Total stockholders' equity..................................    1,411,955      1,374,897
Commitments and contingencies
                                                                      ----------     ----------
                                                                     $ 3,722,407    $ 3,455,116
                                                                      ==========     ==========

  The financial information included as of March 31, 2003 has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                             Three months ended
                                                                                  March 31,
                                                                           ----------------------
                                                                              2003         2002
                                                                           ---------    ---------
Revenues and other income:
    Oil and gas.........................................................   $ 281,156    $ 165,539
    Interest and other..................................................       2,713        1,193
    Gain (loss) on disposition of assets, net...........................       1,426          (74)
                                                                            --------     --------
                                                                             285,295      166,658
                                                                            --------     --------
Costs and expenses:
    Oil and gas production..............................................      64,024       51,018
    Depletion, depreciation and amortization............................      70,049       50,388
    Exploration and abandonments........................................      35,867       21,120
    General and administrative..........................................      15,481       11,918
    Accretion of discount on asset retirement obligations...............       1,094          -
    Interest............................................................      22,491       26,317
    Other...............................................................       5,178        8,266
                                                                            --------     --------
                                                                             214,184      169,027
                                                                            --------     --------
Income (loss) before income taxes and cumulative effect of
   change in accounting principle.......................................      71,111       (2,369)
Income tax (provision) benefit..........................................      (2,304)         410
                                                                            --------     --------
Income (loss) before cumulative effect of change in accounting
   principle............................................................      68,807       (1,959)
Cumulative effect of change in accounting principle, net of tax.........      15,413          -
                                                                            --------     --------
Net income (loss).......................................................   $  84,220    $  (1,959)
                                                                            ========     ========
Net income (loss) per share:
    Basic:
      Income (loss) before cumulative effect of change in accounting
         principle......................................................   $     .59    $    (.02)
      Cumulative effect of change in accounting principle, net of tax...         .13          -
                                                                            --------     --------
         Net income (loss)..............................................   $     .72    $    (.02)
                                                                            ========     ========
    Diluted:
      Income (loss) before cumulative effect of change in accounting
         principle......................................................   $     .58    $    (.02)
      Cumulative effect of change in accounting principle, net of tax...         .13          -
                                                                            --------     --------
         Net income (loss)..............................................   $     .71    $    (.02)
                                                                            ========     ========
Weighted average shares outstanding:
    Basic...............................................................     116,743      104,055
                                                                            ========     ========
    Diluted.............................................................     118,675      104,055
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                                 Accumulated Other
                                                                                                   Comprehensive
                                                                                                   Income (Loss)
                                                                                              -----------------------
                            Common                                                             Deferred
                            Stock              Additional              Deferred                 Hedge                      Total
                            Shares     Common    Paid-in    Treasury   Compen-   Accumulated    Gains     Translation  Stockholders'
                          Outstanding  Stock     Capital      Stock    sation      Deficit     (Losses)   Adjustment      Equity
                          -----------  -------  ----------  --------  ---------  -----------  ----------  -----------  ------------

Balance as of January 1,
  2003....................  117,253    $ 1,196  $2,714,567  $(32,219) $(14,292)  $(1,298,440)  $   9,555    $(5,470)   $ 1,374,897

 Stock options exercised..      359        -           401     4,945       -             -           -          -            5,346
 Deferred compensation:
   Compensation deferred..        9        -           230       -        (230)          -           -          -              -
   Deferred compensation
    included in net
    income................      -          -           -         -       1,369           -           -          -            1,369
 Net income...............      -          -           -         -         -          84,220         -          -           84,220
 Other comprehensive
  income (loss):
   Deferred hedge gains
    and losses, net of
    tax:
     Deferred hedge
      losses..............      -          -           -         -         -             -      (116,432)       -         (116,432)
     Net losses included
      in net income.......      -          -           -         -         -             -        50,363        -           50,363
   Translation adjustment.      -          -           -         -         -             -           -       12,192         12,192
                            -------     ------   ---------   -------  --------    ----------    --------     ------     ----------
Balance as of March 31,
  2003....................  117,621    $ 1,196  $2,715,198  $(27,274) $(13,153)  $(1,214,220)  $ (56,514)   $ 6,722    $ 1,411,955
                            =======     ======   =========   =======   =======    ==========    ========     ======     ==========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                            Three months ended
                                                                                 March 31,
                                                                          ---------------------
                                                                             2003        2002
                                                                          ---------   ---------
Cash flows from operating activities:
    Net income (loss)..................................................   $  84,220   $  (1,959)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depletion, depreciation and amortization.........................      70,049      50,388
      Exploration expenses, including dry holes........................      30,263      18,666
      Deferred income taxes............................................         254        (684)
      (Gain) loss on disposition of assets, net........................      (1,426)         74
      Accretion of discount on asset retirement obligations............       1,094         -
      Interest related amortization....................................      (4,565)       (992)
      Commodity hedge related amortization.............................     (17,782)      6,680
      Cumulative effect of change in accounting principle, net of tax..     (15,413)         -
      Other noncash items..............................................       4,733       6,304
    Changes in operating assets and liabilities:
      Accounts receivable..............................................     (25,967)    (13,721)
      Inventory........................................................        (360)      2,239
      Prepaid expenses.................................................      (8,222)         43
      Other current assets.............................................         398         (50)
      Accounts payable.................................................       8,381     (14,456)
      Interest payable.................................................         522        (295)
      Income taxes payable.............................................       1,452         -
      Other current liabilities........................................       9,158      (2,201)
                                                                           --------    --------
         Net cash provided by operating activities.....................     136,789      50,036
                                                                           --------    --------
Cash flows from investing activities:
    Proceeds from disposition of assets................................      15,553      51,644
    Additions to oil and gas properties................................    (252,753)    (88,262)
    Other property additions, net......................................      (2,281)     (2,154)
                                                                           --------    --------
         Net cash used in investing activities.........................    (239,481)    (38,772)
                                                                           --------    --------
Cash flows from financing activities:
    Borrowings under long-term debt....................................     116,628      33,290
    Principal payments on long-term debt...............................     (15,000)    (15,290)
    Payment of noncurrent liabilities..................................      (6,380)    (30,504)
    Exercise of long-term incentive plan stock options.................       5,346       4,439
                                                                           --------    --------
         Net cash provided by (used in) financing activities...........     100,594      (8,065)
                                                                           --------    --------
Net increase (decrease) in cash and cash equivalents...................      (2,098)      3,199
Effect of exchange rate changes on cash and cash equivalents...........         466        (776)
Cash and cash equivalents, beginning of period.........................       8,490      14,334
                                                                           --------    --------
Cash and cash equivalents, end of period...............................   $   6,858   $  16,757
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)




                                                                  Three months ended
                                                                       March 31,
                                                                ----------------------
                                                                   2003         2002
                                                                ---------    ---------

Net income (loss)............................................   $  84,220    $  (1,959)
                                                                 --------     --------
Other comprehensive income (loss):
    Deferred hedge gains and losses, net of tax:
      Deferred hedge losses..................................    (116,432)     (64,082)
      Net (gains) losses included in net income (loss).......      50,363      (31,842)
    Cumulative translation adjustment........................      12,192         (134)
                                                                 --------     --------
         Other comprehensive loss............................     (53,877)     (96,058)
                                                                 --------     --------
Comprehensive income (loss)..................................   $  30,343    $ (98,017)
                                                                 ========     ========









         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


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

NOTE B.     Basis of Presentation and Use of Estimates

Basis of Presentation

       Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

       Adoption of SFAS 143. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations were recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, the Company recorded significant asset retirement obligations through the unit-of-production method, except for asset retirement obligations that were assumed in business combinations, which were recorded at their estimated fair values on their dates of acquisition.

       The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $13.8 million increase in the carrying values of proved properties, (ii) a $26.3 million decrease in accumulated depreciation, depletion, and amortization of property, plant and equipment, (iii) a $1.0 million increase in current abandonment liabilities, (iv) a $22.4 million increase in noncurrent abandonment liabilities and (v) a $1.3 million increase in deferred income tax liabilities. The net impact of items (i) through (v) was to record a gain of $15.4 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's consolidated statements of operations upon adoption on January 1, 2003. See Note E for additional information regarding the Company's asset retirement obligations.

       The following pro forma data summarizes the Company's net income (loss) and net income (loss) per share as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $60.2 million:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                                                                 Three months ended
                                                                      March 31,
                                                               ---------------------
                                                                 2003         2002
                                                               --------     --------
                                                               (in thousands, except
                                                                 per share amounts)

     Net income (loss), as reported.......................     $ 84,220     $ (1,959)
     Pro forma adjustments to reflect retroactive
       adoption of SFAS 143...............................      (15,413)         563
                                                                -------      -------
     Pro forma net income (loss)..........................     $ 68,807     $ (1,396)
                                                                =======      =======
     Net income (loss) per share:
       Basic - as reported................................     $    .72     $   (.02)
                                                                =======      =======
       Basic - pro forma..................................     $    .59     $   (.01)
                                                                =======      =======
       Diluted - as reported..............................     $    .71     $   (.02)
                                                                =======      =======
       Diluted- pro forma.................................     $    .58     $   (.01)
                                                                =======      =======

       Adoption of SFAS 145. On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified, on both a prospective and retrospective basis, as components of a company's income or loss from continuing operations. The adoption of SFAS 145 did not affect the Company's financial position or liquidity. Under the provisions of SFAS 145, gains or losses from the early extinguishment of debt are recognized in the Company's consolidated statements of operations, except in the case of events or transactions of a highly unusual and infrequent nature, as components of other income or other expense and are included in the determination of the income (loss) from continuing operations. Accordingly, extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million recorded during the three month periods ended June 30 and September 30,2002, respectively, have been reclassified to other expense.

       Stock-based compensation. The Company accounts for stock-based compensation granted under it's the long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.
Stock-based compensation expenses associated with option grants were not recognized in the net income (loss) of the three month periods ended March 31, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based employee compensation:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                                                                   Three months ended
                                                                         March 31,
                                                                  ---------------------
                                                                    2003         2002
                                                                  --------     --------
                                                                  (in thousands, except
                                                                    per share amounts)

       Net income (loss), as reported.........................    $ 84,220     $ (1,959)
       Deduct: Total stock-based employee compensation
          expense determined under fair value based
          method for all awards, net of related tax effects...      (3,032)      (2,541)
                                                                   -------      -------
       Pro forma net income (loss)............................    $ 81,188     $ (4,500)
                                                                   =======      ========
       Net income (loss) per share:
          Basic - as reported.................................    $    .72     $   (.02)
                                                                   =======      ========
          Basic - pro forma...................................    $    .70     $   (.04)
                                                                   =======      ========
          Diluted - as reported...............................    $    .71     $   (.02)
                                                                   =======      ========
          Diluted - pro forma.................................    $    .68     $   (.04)
                                                                   =======      ========

Use of Estimates

       As of March 31, 2003, the Company used an exchange rate of 3.0 pesos to $1 to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries.

NOTE C.     Asset Acquisition

       On March 28, 2003, the Company purchased the remaining 25 percent working interest that it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico for $119.4 million, including $113.1 million of cash paid upon closing, $1.7 million of asset retirement obligations assumed and $4.6 million of closing adjustments.

NOTE D.     Derivative Financial Instruments

       Fair value hedges. The Company monitors capital markets and trends to identify opportunities to enter into interest rate swaps to minimize its costs of capital. During February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company will receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and will pay the counterparties a variable rate on the notional amount equal to the six-month London Interbank Offered Rate, reset semi-annually, plus a weighted average margin of 566.4 basis points. As of March 31, 2003, the carrying value of the Company's fair value hedges was an asset of $3.3 million.

       As of March 31, 2003, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $29.5 million of incremental liability attributable to unamortized deferred hedge gains realized from fair value hedge agreements terminated during 2002 and 2001. The amortization of these deferred hedge gains reduced the Company's reported interest expense by $5.9 million and $2.9 million during the periods ended March 31, 2003 and 2002, respectively.

       The following table sets forth the scheduled amortization of deferred hedge gains on terminated fair value hedges that will be recognized as reductions in the Company's future interest expense:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                                            First     Second     Third      Fourth     Outstanding
                                           Quarter    Quarter    Quarter    Quarter       Total
                                           -------    -------    -------    -------    -----------
                                                             (in thousands)

   2003 hedge gain amortization......                 $ 5,540    $ 4,700    $ 4,131      $ 14,371
   2004 hedge gain amortization......      $ 3,491    $ 3,099    $ 2,437    $ 2,086        11,113
   Remaining net gains to be amortized
     through 2008....................                                                       4,051
                                                                                          -------
                                                                                         $ 29,535
                                                                                          =======

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

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of March 31, 2003:

                                                                                   Yearly
                                       First     Second      Third    Fourth     Outstanding
                                      Quarter    Quarter    Quarter   Quarter       Total
                                      -------    -------    -------   -------    -----------
  Daily oil production:
      2003 - Swap Contracts
        Volume (Bbl)..............                23,000     21,043    17,000       20,338
        Price per Bbl.............               $ 24.85    $ 24.37   $ 24.30      $ 24.53

      2004 - Swap Contracts
        Volume (Bbl)..............      9,000      9,000      9,000     9,000        9,000
        Price per Bbl.............    $ 22.96    $ 22.96    $ 22.96   $ 22.96      $ 22.96

      2005 - Swap Contracts
        Volume (Bbl)..............      2,000      2,000      2,000     2,000        2,000
        Price per Bbl.............    $ 24.00    $ 24.00    $ 24.00   $ 24.00      $ 24.00

       The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges to revenue:

                                                                 Three months ended
                                                                      March 31,
                                                                 -------------------
                                                                   2003       2002
                                                                 -------     -------

     Average price reported per Bbl..........................    $ 25.82     $ 23.17
     Average price realized per Bbl..........................    $ 30.92     $ 18.54
     Addition (reduction) to revenue (in millions)...........    $ (14.7)    $  14.4

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)



        Natural gas liquids prices. During the three month periods ended March 31, 2003 and 2002, the Company did not enter into any NGL hedge contracts.

       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of March 31, 2003:

                                                                                              Yearly
                                      First        Second        Third         Fourth       Outstanding
                                     Quarter       Quarter       Quarter       Quarter        Average
                                    ----------    ----------    ----------    ----------    -----------
Daily gas production:
   2003 - Swap Contracts
     Volume (Mcf).................                   230,000       230,000       230,000       230,000
     Index price per MMBtu........                $     3.76    $     3.76    $     3.76    $     3.76

   2004 - Swap Contracts
     Volume (Mcf).................     230,000       230,000       230,000       230,000       230,000
     Index price per MMBtu........  $     4.06    $     4.06    $     4.06    $     4.06    $     4.06

   2004 - Collar Contracts
     Volume (Mcf).................      35,000        35,000        35,000        35,000        35,000
     Index price per MMBtu........  $4.00-6.76    $4.00-6.76    $4.00-6.76    $4.00-6.76    $4.00-6.76

   2005 - Swap Contracts
     Volume (Mcf).................      10,000        10,000        10,000        10,000        10,000
     Index price per MMBtu........  $     3.70    $     3.70    $     3.70    $     3.70    $     3.70

   2006 - Swap Contracts
     Volume (Mcf).................      20,000        20,000        20,000        20,000        20,000
     Index price per MMBtu........  $     3.75    $     3.75    $     3.75    $     3.75    $     3.75

   2007 - Swap Contracts
     Volume (Mcf).................      20,000        20,000        20,000        20,000        20,000
     Index price per MMBtu........  $     3.75    $     3.75    $     3.75    $     3.75    $     3.75

       The Company reports average gas prices per Mcf including the effects of Btu content, gas processing and shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges to revenue:

                                                                 Three months ended
                                                                      March 31,
                                                                 -------------------
                                                                   2003        2002
                                                                 -------     -------
     Average price reported per Mcf..........................    $  4.06     $  2.47
     Average price realized per Mcf..........................    $  4.95     $  1.87
     Addition (reduction) to revenue (in millions)...........    $ (35.7)    $  17.8

       Hedge ineffectiveness and excluded items. During the thee month periods ended March 31, 2003 and 2002, the Company recognized other expense of $1.8 million and $78 thousand, respectively, related to the ineffective portions of its cash flow hedging instruments.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


       Accumulated other comprehensive income ("AOCI") - deferred hedge gains and losses, net. As of March 31, 2003 and December 31, 2002, "AOCI - deferred hedge gains (losses), net" represented net deferred losses of $56.5 million and net deferred gains of $9.6 million, respectively. The AOCI - deferred hedge gains, net balance as of March 31, 2003 was comprised of $154.7 million of unrealized deferred hedge losses on the effective portions of open commodity cash flow hedges and $98.2 million of net deferred gains on terminated cash flow hedges. The decrease in AOCI - deferred hedge gains, net during the three months ended March 31, 2003 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge agreements, offset by the reclassification of deferred hedge losses to net income as derivatives matured by their terms. The unrealized deferred hedge gains and losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge agreements or terminated prior to settlement. The net deferred gains and losses on terminated cash flow hedges are fixed.

       During the twelve month period ending March 31, 2004, the Company expects to reclassify $103.1 million of net deferred losses associated with open cash flow hedges and $64.1 million of net deferred gains on terminated cash flow hedges from AOCI - deferred hedge gains, net to oil and gas revenue.

       The following table sets forth the scheduled reclassifications of deferred hedge gains on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth      Total
                                             Quarter    Quarter    Quarter    Quarter      Year
                                             -------    -------    -------    -------    -------
                                                               (in thousands)
      2003 deferred hedge gains.........                $18,167    $17,807    $17,136    $53,110
      2004 deferred hedge gains.........     $10,978    $10,932    $11,001    $10,954     43,865
      2005 deferred hedge gains.........     $   307    $   310    $   315    $   317      1,249
                                                                                          ------
                                                                                         $98,224
                                                                                          ======

NOTE E.     Asset Retirement Obligations

       As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company has asset retirement obligations primarily associated with the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three months ended March 31, 2003 and in accordance with the provisions of SFAS 19 during the three months ended March 31, 2002.

                                                                Three months ended
                                                                      March 31,
                                                               ---------------------
                                                                 2003         2002
                                                               --------     --------
                                                                  (in thousands)
     Beginning asset retirement obligation..................   $ 34,692     $ 39,461
     Cumulative effect adjustment...........................     23,393          -
     Liabilities incurred during period.....................      6,965          -
     Liabilities settled during period......................     (2,442)      (1,641)
     Accretion expense......................................      1,094          651
     Currency translation...................................        472         (597)
                                                                -------      -------
     Ending asset retirement obligation ....................   $ 64,174     $ 37,874
                                                                =======      =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


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

       Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims regarding the field compression installed by the Company in the 1990's. The lawsuit now has two material claims. First, the plaintiffs assert that the expenses related to the field compression are a "cost of production" for which plaintiffs cannot be charged their proportionate share under the applicable oil and gas leases. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability could reach $30 million, plus prejudgment interest. However, the Company believes it has valid defenses to plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases, and intends to vigorously defend itself.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through March 31, 2003, the Company has settled $21.7 million of the original claim amounts. As of March 31, 2003 and December 31, 2002, the Company had on deposit $10.6 million, including accrued interest, in an escrow account and had corresponding obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company believes that the escrowed amounts, plus accrued interest, will be sufficient to settle the remaining claims.

NOTE G. Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle

       Basic income (loss) per share before cumulative effect of change in accounting principle is computed by dividing income (loss) before cumulative effect of change in accounting principle by the weighted average number of common shares outstanding for the period. The computation of diluted net income
(loss) per share before cumulative effect of change in accounting principle reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

       The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three months ended March 31, 2003 and 2002:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


                                                                Three months ended
                                                                     March 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
                                                                  (in thousands)
     Weighted average common shares outstanding:
       Basic.............................................      116,743      104,055
       Dilutive common stock options (a).................        1,793          -
       Restricted stock awards (b).......................          139          -
                                                               -------      -------
       Diluted...........................................      118,675      104,055
                                                               =======      =======

---------------

(a) Common stock options to purchase 1,377,519 shares and 4,998,951shares of common stock were outstanding but not included in the computations of diluted net income (loss) per share for the three months ended March 31, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations. In-the-money options representing 1,226,746 weighted average equivalent shares of common stock were not included in the computation of diluted net loss per share for the three months ended March 31, 2002, since they have a dilutive effect to net loss per share.

(b) During the three months ended March 31, 2003, the Company issued 9,500 restricted shares of the Company's common stock to key employees of the Company. The restricted shares issued to the key employees vest on the third anniversaries of their issuances.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


                                      United                                Other      Headquarters    Consolidated
                                      States     Argentina     Canada      Foreign       and other         Total
                                     --------    ---------    --------    ---------    ------------    ------------
                                                                 (in thousands)
Three months ended March 31, 2003:
  Oil and gas revenue.............   $239,251    $ 23,381     $ 18,524     $    -        $    -         $  281,156
  Interest and other..............        -           -            -            -           2,713            2,713
  Gain on disposition of assets...      1,246         -              1          -             179            1,426
                                      -------     -------      -------      -------       -------        ---------
                                      240,497      23,381       18,525          -           2,892          285,295
                                      -------     -------      -------      -------       -------        ---------
  Production costs................     55,537       5,409        3,078          -             -             64,024
  Depletion, depreciation and
     amortization.................     52,858       8,326        6,551          -           2,314           70,049
  Exploration and abandonments....     17,787       3,044       11,327        3,709           -             35,867
  General and administrative......        -           -            -            -          15,481           15,481
  Accretion of discount on asset
     retirement obligations.......        -           -            -            -           1,094            1,094
  Interest........................        -           -            -            -          22,491           22,491
  Other ..........................        -           -            -            -           5,178            5,178
                                      -------     -------      -------      -------       -------        ---------
                                      126,182      16,779       20,956        3,709        46,558          214,184
                                      -------     -------      -------      -------       -------        ---------
  Income (loss) before income taxes
     and cumulative effect of change
     in accounting principle......    114,315       6,602       (2,431)      (3,709)      (43,666)          71,111
  Income tax benefit (provision)..    (40,010)     (2,311)         960        1,298        37,759           (2,304)
                                      -------     -------      -------      -------       -------        ---------
  Income (loss) before cumulative
     effect of change in accounting
     principle....................   $ 74,305    $  4,291     $ (1,471)    $ (2,411)     $ (5,907)      $   68,807
                                      =======     =======      =======      =======       =======        =========


                                      United                                Other      Headquarters    Consolidated
                                      States     Argentina     Canada      Foreign       and other         Total
                                     --------    ---------    --------    ---------    ------------    ------------
                                                                 (in thousands)
Three months ended March 31, 2002:
  Oil and gas revenue.............   $131,461    $ 23,259     $ 10,819     $    -        $    -         $  165,539
  Interest and other..............        -           -            -            -           1,193            1,193
  Loss on disposition of assets...        -           -            (11)         -             (63)             (74)
                                      -------     -------      -------      ------        -------        ---------
                                      131,461      23,259       10,808          -           1,130          166,658
                                      -------     -------      -------      ------        -------        ---------
  Production costs................     44,844       3,585        2,589          -             -             51,018
  Depletion, depreciation and
     amortization.................     31,674      10,099        6,464          -           2,151           50,388
  Exploration and abandonments....     13,311       2,140        2,303        3,366           -             21,120
  General and administrative......        -           -            -            -          11,918           11,918
  Interest........................        -           -            -            -          26,317           26,317
  Other ..........................        -           -            -            -           8,266            8,266
                                      -------     -------      -------      -------       -------        ---------
                                       89,829      15,824       11,356        3,366        48,652          169,027
                                      -------     -------      -------      -------       -------        ---------
  Income (loss) before income
     taxes........................     41,632       7,435         (548)      (3,366)      (47,522)          (2,369)
  Income tax benefit (provision)..    (14,571)     (2,602)         231        1,178        16,174              410
                                      -------     -------      -------      -------       -------        ---------
  Net income (loss)...............   $ 27,061    $  4,833     $   (317)    $ (2,188)     $(31,348)      $   (1,959)
                                      =======     =======      =======      =======       =======        =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)


NOTE I.     Pioneer USA

       Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed the long-term debt of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                              As of March 31, 2003
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                             Pioneer
                                             Natural
                                            Resources                      Non-
                                             Company       Pioneer      Guarantor                        The
                                             (Parent)        USA       Subsidiaries   Eliminations     Company
                                           -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $       23    $     2,463    $    4,372     $             $     6,858
  Other current assets..................     1,809,562    (1,529,990)     (101,885)                      177,687
                                            ----------    ----------     ---------                    ----------
       Total current assets.............     1,809,585    (1,527,527)      (97,513)                      184,545
                                            ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................           -       3,215,816     1,334,382                     4,550,198
     Unproved properties................           -          28,856       161,729                       190,585
  Accumulated depletion, depreciation
    and amortization....................           -        (972,799)     (373,297)                   (1,346,096)
                                            ----------    ----------     ---------                    ----------
                                                   -       2,271,873     1,122,814                     3,394,687
                                            ----------    ----------     ----------                   ----------
Deferred income taxes...................        74,811           -           1,638                        76,449
Other property and equipment, net.......           -          18,488         4,089                        22,577
Other assets, net.......................        18,693        15,952         9,504                        44,149
Investment in subsidiaries..............     1,354,117       136,602           -        (1,490,719)          -
                                            ----------    ----------     ---------                    ----------
                                           $ 3,257,206   $   915,388    $1,040,532                   $ 3,722,407
                                            ==========    ==========     =========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $    31,689   $   255,459    $   69,320     $             $   356,468
Long-term debt..........................     1,767,650           -             -                       1,767,650
Other noncurrent liabilities............           -         189,415       (14,970)                      174,445
Deferred income taxes...................           -             -          11,889                        11,889
Stockholders' equity....................     1,457,867       470,514       974,293      (1,490,719)    1,411,955
Commitments and contingencies                      -             -             -                             -
                                            ----------    ----------     ---------                    ----------
                                           $ 3,257,206   $   915,388    $1,040,532                   $ 3,722,407
                                            ==========    ==========     =========                    ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2002
                                 (in thousands)

                                     ASSETS

                                                                           Non-
                                                           Pioneer      Guarantor                        The
                                              Parent         USA       Subsidiaries   Eliminations     Company
                                           -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $         6   $     1,783    $    6,701     $             $     8,490
  Other current assets..................     1,727,828    (1,480,657)     (108,568)                      138,603
                                            ----------    ----------     ---------                    ----------
       Total current assets.............     1,727,834    (1,478,874)     (101,867)                      147,093
                                            ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................           -       3,024,845     1,228,052                     4,252,897
     Unproved properties................           -          43,969       175,104                       219,073
  Accumulated depletion, depreciation
    and amortization....................           -        (947,091)     (356,450)                   (1,303,541)
                                            ----------    ----------     ---------                    ----------
                                                   -       2,121,723     1,046,706                     3,168,429
                                            ----------    ----------     ----------                   ----------
Deferred income taxes...................        75,311           -           1,529                        76,840
Other property and equipment, net.......           -          19,000         3,784                        22,784
Other assets, net.......................        16,067        14,231         9,672                        39,970
Investment in subsidiaries..............     1,247,042       136,159           -        (1,383,201)          -
                                            ----------    ----------     ---------                    ----------
                                           $ 3,066,254   $   812,239    $  959,824                   $ 3,455,116
                                            ==========    ==========     =========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $    30,785   $   216,065    $   27,742     $           $   274,592
Long-term debt, less current maturities.     1,668,536           -             -                      1,668,536
Other noncurrent liabilities............           -         147,970       (19,639)                     128,331
Deferred income taxes...................           -             -           8,760                        8,760
Stockholders' equity....................     1,366,933       448,204       942,961      (1,383,201)   1,374,897
Commitments and contingencies...........          -             -             -                            -
                                            ----------    ----------      --------                    ---------
                                           $ 3,066,254   $   812,239    $  959,824                  $ 3,455,116
                                            ==========    ==========     =========                   ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    For the Three Months Ended March 31, 2003
                                 (in thousands)
                                   (Unaudited)


                                                                                Non-
                                                                Pioneer      Guarantor                       The
                                                    Parent        USA       Subsidiaries   Eliminations    Company
                                                  ---------    ---------    ------------   ------------   ----------
Revenues:
   Oil and gas..............................      $     -      $ 214,715     $  66,441       $            $  281,156
   Interest and other.......................            -            786         1,927                         2,713
   Gain on disposition of assets, net.......            -          1,230           196                         1,426
                                                   --------     --------      --------                     ---------
                                                        -        216,731        68,564                       285,295
                                                   --------     --------      --------                     ---------
Costs and expenses:
   Oil and gas production....................           -         50,529        13,495                        64,024
   Depletion, depreciation and
     amortization............................           -         51,830        18,219                        70,049
   Exploration and abandonments..............           -         19,792        16,075                        35,867
   General and administrative................           295       12,310         2,876                        15,481
   Accretion of discount on asset
     retirement obligations..................             -          857           237                         1,094
   Interest..................................         5,081       17,192           218                        22,491
   Equity (income) loss from subsidiaries....       (89,626)       5,454           -          84,172              -
   Other.....................................            30          813         4,335                         5,178
                                                   --------     --------      --------                     ---------
                                                    (84,220)     158,777        55,455                       214,184
                                                   --------     --------      --------                     ---------
Income before income taxes and cumulative
   effect of change in accounting
   principle................................         84,220       57,954        13,109                        71,111
Income tax provision........................            -            -          (2,304)                       (2,304)
                                                   --------     --------      --------                     ---------
Income before cumulative effect of change
   in accounting principle..................         84,220       57,954        10,805                        68,807
Cumulative effect of change in accounting
   principle, net of tax....................            -         11,859         3,554                        15,413
                                                   --------     --------      --------                     ---------
Net income..................................         84,220       69,813        14,359                        84,220
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Deferred hedge losses, net of tax......            -       (103,549)      (12,883)                     (116,432)
     Net losses included in net income......            -         44,444         5,919                        50,363
   Cumulative translation adjustment........            -            -          12,192                        12,192
                                                   --------     --------      --------                     ---------
Comprehensive income........................      $  84,220    $  10,708     $  19,587                    $   30,343
                                                   ========     ========      ========                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    For the Three Months Ended March 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                Non-
                                                                Pioneer      Guarantor                       The
                                                    Parent        USA       Subsidiaries   Eliminations    Company
                                                  ---------    ---------    ------------   ------------   ----------
Revenues:
   Oil and gas..............................      $     -      $ 125,921     $  39,618        $           $  165,539
   Interest and other.......................            -            741           452                         1,193
   Loss on disposition of assets, net.......            -            -             (74)                          (74)
                                                   --------     --------      --------                     ---------
                                                        -        126,662        39,996                       166,658
                                                   --------     --------      --------                     ---------
Costs and expenses:
   Oil and gas production...................            -         44,541         6,477                        51,018
   Depletion, depreciation and
     amortization...........................            -         32,266        18,122                        50,388
   Exploration and abandonments.............            -         13,950         7,170                        21,120
   General and administrative...............            263        9,501         2,154                        11,918
   Interest.................................          4,517       17,969         3,831                        26,317
   Equity (income) loss from subsidiaries...         (2,822)       2,766           -            56               -
   Other....................................              1          268         7,997                         8,266
                                                   --------     --------      --------                     ---------
                                                      1,959      121,261        45,751                       169,027
                                                   --------     --------      --------                     ---------
Income (loss) before income taxes............        (1,959)       5,401        (5,755)                       (2,369)
Income tax  benefit..........................           -            -             410                           410
                                                   --------     --------      --------                     ---------
Net income (loss)............................        (1,959)       5,401        (5,345)                       (1,959)
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Deferred hedge losses, net of tax.......          (138)     (50,485)      (13,459)                      (64,082)
     Net (gains) losses included in net
        income...............................           290      (26,547)       (5,585)                      (31,842)
   Cumulative translation adjustment.........           -            -            (134)                         (134)
                                                   --------     --------      --------                     ---------
Comprehensive loss...........................     $  (1,807)   $ (71,631)    $ (24,523)                   $  (98,017)
                                                   ========     ========      ========                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                    Non-
                                                                    Pioneer      Guarantor         The
                                                       Parent         USA       Subsidiaries     Company
                                                      ---------    ---------    ------------    ----------
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities......................................   $(106,957)   $ 198,841      $  44,905     $  136,789
                                                       --------     --------       --------      ---------
Cash flows from investing activities:
 Proceeds from disposition of assets...............         -         15,472             81         15,553
 Additions to oil and gas properties...............         -       (204,983)       (47,770)      (252,753)
 Other property (additions) dispositions, net......         -         (2,358)            77         (2,281)
                                                       --------     --------       --------      ---------
    Net cash used in investing activities..........         -       (191,869)       (47,612)      (239,481)
                                                       --------     --------       --------      ---------
Cash flows from financing activities:
 Borrowings under long-term debt...................     116,628          -              -          116,628
 Principal payments on long-term debt..............     (15,000)         -              -          (15,000)
 Payment of noncurrent liabilities.................         -         (6,292)           (88)        (6,380)
 Exercise of long-term incentive plan
    stock options..................................       5,346          -              -            5,346
                                                       --------     --------       --------      ---------
    Net cash provided by (used in)
      financing activities.........................     106,974       (6,292)           (88)       100,594
                                                       --------     --------       --------      ---------
Net increase (decrease) in cash and cash
  equivalents......................................          17          680         (2,795)        (2,098)
Effect of exchange rate changes on
  cash and cash equivalents........................         -            -              466            466
Cash and cash equivalents,
  beginning of period..............................           6        1,783          6,701          8,490
                                                       --------     --------       --------      ---------
Cash and cash equivalents, end
  of period........................................   $      23    $   2,463      $   4,372     $    6,858
                                                       ========     ========       ========      =========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                    Non-
                                                                    Pioneer      Guarantor         The
                                                       Parent         USA       Subsidiaries     Company
                                                      ---------    ---------    ------------    ----------
Cash flows from operating activities:
 Net cash provided by (used in) operating
    activities.....................................   $ (73,878)   $  93,313      $  30,601     $   50,036
                                                       --------     --------       --------      ---------
Cash flows from investing activities:
 Proceeds from disposition of assets...............      51,420          162             62         51,644
 Additions to oil and gas properties...............         -        (57,342)       (30,920)       (88,262)
 Other property additions, net.....................         -         (1,092)        (1,062)        (2,154)
                                                       --------     --------       --------      ---------
    Net cash provided by (used in)
       investing activities........................      51,420      (58,272)       (31,920)       (38,772)
                                                       --------     --------       --------      ---------
Cash flows from financing activities:
 Borrowings under long-term debt...................      33,290          -              -           33,290
 Principal payments on long-term debt..............     (15,290)         -              -          (15,290)
 Payment of noncurrent liabilities.................         -        (29,988)          (516)       (30,504)
 Exercise of long-term incentive plan
    stock options..................................       4,439          -              -            4,439
                                                       --------     --------       --------      ---------
    Net cash provided by (used in)
       financing activities........................      22,439      (29,988)          (516)        (8,065)
                                                       --------     --------       --------      ---------
Net increase (decrease) in cash and cash
  equivalents......................................         (19)       5,053         (1,835)         3,199
Effect of exchange rate changes on
  cash and cash equivalents........................         -            -             (776)          (776)
Cash and cash equivalents,
  beginning of period..............................          79       10,900          3,355         14,334
                                                       --------     --------       --------      ---------
Cash and cash equivalents, end
  of period........................................   $      60    $  15,953      $     744     $   16,757
                                                       ========     ========       ========      =========

                        PIONEER NATURAL RESOURCES COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company"), are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, international operations and associated international political and economic instability, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks, acts of war and terrorism. These and other risks are described in the Company's 2002 Annual Report on Form 10-K that is available from the United States Securities and Exchange Commission ("SEC").

Financial and Operating Performance

       The Company's financial and operating performance for the first quarter of 2003 was highlighted by favorable worldwide oil and North American gas prices; growth in the Company's deepwater Gulf of Mexico sales volumes, including reaching full production rates from the Canyon Express gas development and first production during March 2003 from the Company-operated Falcon field, which is the second of five significant projects that the Company plans to bring on production through early 2004; the announcement of a strategic joint exploration agreement with Woodside Energy (USA) Inc. ("Woodside") for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico; the Harrier field discovery, a Falcon field satellite that has been sanctioned for development; a discovery in Alaska on three exploration wells drilled on the Company's NW Kuparuk prospect which are currently being evaluated for commercial viability; and the acquisition of the remaining 25 percent working interest that the Company did not already own in the Falcon field, the Harrier field and surrounding satellite prospects for $119.4 million (see Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this acquisition).

       The Company reported net income of $84.2 million ($.71 per diluted share) for the three months ended March 31, 2003, including a $15.4 million ($.13 per share) benefit from the cumulative effect of change in accounting principle associated with the Company's adoption of Statement of Accounting Principles No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003, as compared to a net loss of $2.0 million ($.02 per share) for the same period in 2002. See Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of new accounting pronouncements.

       The Company's net cash provided by operating activities was $136.8 million for the three months ended March 31, 2003, representing an increase of $86.8 million, or 174 percent, over the net cash provided by operating activities of the same period in 2002. The increase in net cash provided by operating activities was primarily a result of higher gas volumes and commodity prices. During the three months ended March 31, 2003, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets and net borrowings under long-term debt to fund $252.8 million of additions to oil and gas properties.

Drilling Highlights

       During the first three months of 2003, the Company completed its Falcon field development, continued development activities at Devils Tower in the deepwater Gulf of Mexico and Sable in South Africa, successfully drilled its Harrier prospect, a Falcon satellite discovery, and drilled its first three exploratory wells in Alaska, as referred to above. The Company also acquired the 25 percent working interest it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects during March of 2003. In total, the Company incurred $285.7 million in capital expenditures during the first quarter of 2003 including $77.4 million for development activities, $85.0 million for exploration activities and $123.3 million on acquisitions. Other than the Falcon area acquisition, the majority of the Company's capital

                        PIONEER NATURAL RESOURCES COMPANY


expenditures was spent on drilling wells and fabricating infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the three months ended March 31, 2003:

                                                      Development Drilling
                             ---------------------------------------------------------------------
                             Beginning Wells     Wells    Successful   Unsuccessful   Ending Wells
                               in Progress       Spud        Wells         Wells      In Progress
                             ---------------   --------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast.....        1              6           7           -              -
Permian Basin.................        2             36          33           -                5
Mid-Continent.................        4             18          18           -                4
                                 ------         ------      ------        ------         ------
       Total Domestic.........        7             60          58           -                9
                                 ------         ------      ------        ------         ------

Argentina.....................        3              9           8           -                4
Canada........................        4             10           7             7            -
                                 ------         ------      ------        ------         ------
       Total Worldwide........       14             79          73             7             13
                                 ======         ======      ======        ======         ======

                                                  Exploration/Extension Drilling
                             ---------------------------------------------------------------------
                             Beginning Wells     Wells    Successful   Unsuccessful   Ending Wells
                               in Progress       Spud        Wells         Wells      In Progress
                             ---------------   --------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast....        -                4           1             2              1
Alaska.......................        -                3         -             -                3
                                 ------         ------      ------        ------         ------
     Total Domestic..........       -                7           1             2              4

Argentina....................         6             10           9             3              4
Canada.......................         4             46          16            24             10
Tunisia......................       -                2           -             1              1
                                 ------         ------      ------        ------         ------
     Total Worldwide.........        10             65          26            30             19
                                 ======         ======      ======        ======         ======

       Domestic. The Company spent $227.6 million during the first three months of 2003 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $170.3 million of acquisition, drilling and seismic capital. In the deepwater Gulf of Mexico, the Company has two major producing properties and two major development projects that remain in progress as of March 31, 2003:

o Canyon Express - The TotalFinaElf-operated Aconcagua and the Marathon-operated Camden Hills discoveries in Mississippi Canyon began producing in September 2002. Associated with the start-up of this project, several operational and mechanical difficulties were encountered which delayed achieving full production rates of 110 to 120 MMcf of gas per day until late January 2003.

o Falcon - The Company-operated Falcon field started producing in mid-March 2003. On March 28, 2003, the Company purchased the remaining 25 percent working interest that the Company did not already own in 32 blocks in the Falcon area, including the Falcon field, the Harrier field and surrounding satellite prospects. To accommodate incremental Harrier field production and potential throughput associated with planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon platform on the Gulf of Mexico shelf will be added, doubling its capacity to 400 MMcf of gas per day. As is further discussed below, the Company expects first gas production from Harrier field in late 2003 or early 2004 with combined daily gas production from Falcon field and Harrier field expected to reach 275 MMcf per day.

                        PIONEER NATURAL RESOURCES COMPANY



o Devils Tower - The Dominion-operated Devils Tower development project in Mississippi Canyon was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The hull of the spar was constructed in Indonesia and was successfully transported to the United States during the first quarter of 2003 where the topsides will be added during the third quarter of 2003. The spar has slots for eight dry tree wells and up to three subsea tie-back wells and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Eight Devils Tower wells and one subsea tie-back well have been drilled and are awaiting completion. Devils Tower production is scheduled to begin in early 2004 and will be phased in as the wells are individually completed from the spar. Pioneer holds a 25 percent working interest in the projects.

o Harrier - The Company discovered the Harrier field during the first quarter of 2003, encountering over 350 feet of gas-bearing sand in a single zone. Pioneer operates the block with a 100 percent working interest, subsequent to the acquisition discussed above, and expects to develop the field as a single-well subsea tie-back to the Falcon field facilities which were designed to be expandable. First production from the Harrier field is anticipated in late 2003 or early 2004.

       In addition to the development projects described above in the deepwater Gulf of Mexico, the Company drilled two exploratory dry holes in the Falcon area during the first quarter and plans to drill two additional exploration prospects there later this year. If successful, these Falcon area prospects could also be tied back to the Falcon field to utilize excess pipeline capacity. Additionally, the Company has a multi-year inventory of prospects on the 32 blocks it holds in the area.

       During January 2003, the Company announced a joint exploration agreement with Woodside, for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside has taken a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and includes five exploratory wells to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement will target gas plays below 15,000 feet. The eight wells to be drilled by the parties in 2003 and 2004 are on prospects generated and leased by the Company since 1997. The first well under this joint agreement was spud during the first quarter of 2003. The well is still in progress and the results are expected to be known in May 2003. Additionally, the Company and Woodside will evaluate shallower gas prospects on the Gulf of Mexico shelf on other blocks covered by the leases for potential inclusion in the drilling program.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where one well that was in progress at year end was completed and two wells were successfully drilled during the first quarter of 2003. The Company spud an extension well to the Pawnee field subsequent to quarter end and plans to drill an additional three development wells and two extension wells during the remainder of 2003.

       Alaska. In Alaska, the Company spent $26.6 million during the first three months of 2003 to drill three exploration wells on the NW Kuparuk prospect to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial. The wells also encountered thick sections of oil-bearing Jurassic-aged sands. The first well flowed at a sustained rate of approximately 1,300 barrels per day. The test results are being evaluated to determine the commercial viability of the Jurassic reservoir.

       Permian Basin area. In the Permian Basin area, the Company spent $19.4 million during the first three months of 2003 primarily on development drilling in the Spraberry oil trend where the Company plans to drill up to 150 wells during 2003.

       Mid-Continent area. In the Mid-Continent area, the Company spent $11.3 million during the first three months of 2003 primarily in the West Panhandle field where the Company plans to drill up to 100 wells this year. The Company also plans to drill up to 30 Hugoton wells later this year.

                        PIONEER NATURAL RESOURCES COMPANY


       Argentina. In Argentina, the Company spent $10.0 million of acquisition, drilling and seismic capital during the first three months of 2003. The majority of costs was spent on extension and development drilling in the Neuquen Basin.

       Canada. In Canada, the Company spent $37.3 million of acquisition, drilling and seismic capital during the first three months of 2003, primarily in the Chinchaga, Martin Creek and Ladyfern areas that are only accessible for drilling during the winter months. Pioneer tested several shallow gas plays finding multiple gas-bearing zones based on open-hole logs and mud log shows in several wells. However, unseasonably warm weather resulted in a very short drilling season in Canada, and approximately eight of the wells drilled will have to be tested during next year's winter drilling season. Three wells were drilled to test the Slave Point formation in the Ladyfern field area. One well was successful and has been connected to a production pipeline, one well is being evaluated and one well was unsuccessful.

       Africa. In Africa, the Company spent $10.9 million of acquisition, drilling and seismic capital during the first three months of 2003 in South Africa, Tunisia and Gabon.

       South Africa. In South Africa, the Company spent $6.0 million of capital on the development of its Sable field that is expected to have first oil sales during the third quarter. Development drilling is complete, the floating production facility has been anchored into position in the field and upgrades are still ongoing while the wells are tied in. Subsequent to quarter end, the Company spud the first of its three planned exploratory wells in South Africa during 2003.

       Tunisia. In Tunisia, the Company spent $3.6 million of capital during the first three months of 2003. The Company began development activities on its Adam discovery which is expected to begin production during the second quarter assuming government approval of the Adam concession. The Company drilled its first operated well on its Jorf permit that was non-commercial, and spud the first of two exploration wells on its Anadarko-operated Anaguid permit.

       Gabon. In Gabon, the Company spent $1.3 million during the first quarter of 2003. The Company is attempting to gain approval from the government of Gabon for the development of the field under improved fiscal terms, due to the size and complexity of the project.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $281.2 million for the three months ended March 31, 2003, compared to $165.5 million for the same period in 2002. The increase in revenues is principally attributable to increased gas production from the Canyon Express project and initial production from the Falcon field in the deepwater Gulf of Mexico and to commodity price increases.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three months ended March 31, 2003 and 2002:

                        PIONEER NATURAL RESOURCES COMPANY


                                                           Three months ended
                                                                 March 31,
                                                        --------------------------
                                                          2003             2002
                                                        --------         ---------
         Production:
            Oil (MBbls)..............................      2,870             3,109
            NGLs (MBbls).............................      1,983             1,939
            Gas (MMcf)...............................     40,240            29,496
            Total (MBOE).............................     11,560             9,963
         Average daily production:
            Oil (Bbls)...............................     31,894            34,541
            NGLs (Bbls)..............................     22,033            21,539
            Gas (Mcf)................................    447,107           327,736
            Total (BOE)..............................    128,444           110,703
         Average reported prices:
            Oil (per Bbl):
              United States..........................   $  25.85         $   24.27
              Argentina..............................   $  25.61         $   20.61
              Canada.................................   $  31.81         $   17.55
              Worldwide..............................   $  25.82         $   23.17
            NGLs (per Bbl):
              United States..........................   $  21.63         $   10.70
              Argentina..............................   $  24.27         $    8.97
              Canada.................................   $  27.51         $   12.41
              Worldwide..............................   $  22.00         $   10.73
            Gas (per Mcf):
              United States..........................   $   4.72         $    3.05
              Argentina..............................   $    .54         $     .68
              Canada.................................   $   4.34         $    2.27
              Worldwide..............................   $   4.06         $    2.47

         On a BOE basis, worldwide average daily production increased by 16 percent during the three months ended March 31, 2003, as compared to the same period in 2002. During the first quarter of 2003, as compared to the first quarter of 2002, worldwide oil production declined by eight percent; NGL production increased by two percent; and gas production, augmented by a full quarter of production from Canyon Express and initial production during March from the Falcon field, increased by 36 percent. Per BOE average daily production, on a first-quarter to first-quarter comparison, increased by 26 percent in the United States, while production in Argentina and Canada decreased by eight percent and 12 percent, respectively.

         Second quarter 2003 production volumes are expected to average 150,000 to 165,000 BOE per day. Gas production is expected to rise during the second quarter as a result of the acquisition of an additional 25 percent working interest in the Falcon field and realization of a full quarter of production from the Falcon field. The range of expected daily production for the second quarter of 2003 is expanded as a result of the production variability inherent in bringing high volume, high impact wells into an otherwise relatively stable production mix. Included in the second quarter guidance is a reduction in net Falcon production volume reflecting the one-eighth royalty that becomes effective if the average NYMEX gas price exceeds $4.10 per Mcf for 2003.

         The Company is also widening the range of expected 2003 production to 55 million to 60 million BOE to reflect the Falcon royalty and the heightened variability related to high volume wells. The Falcon field is performing better than expected, and the Harrier field has the potential for early start-up, while first oil sales from the Sable field are now expected in the third quarter. With a full year of production from new fields brought on in 2003 and the addition of at least two large fields in late 2003 or early2004, the Company expects 2004 production to range from 63 million to 75 million BOE.

       As discussed above, oil and gas revenues for the quarter ended March 31, 2003 were positively impacted by commodity price increases. Comparing the first quarter of 2003 to the same period in 2002, the Company's average worldwide oil

                        PIONEER NATURAL RESOURCES COMPANY


price increased 11 percent; the Company's average worldwide NGL price increased 105 percent; and the Company's average worldwide gas price increased 64 percent.

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swaps and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the first quarter of 2003, the Company's commodity price hedges decreased oil and gas revenues by $50.4 million as compared to $32.2 million of commodity price hedge gains during the same period in 2002. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three month periods ended March 31, 2003 and 2002.

       During the second quarter of 2003, the Company has entered into the following new oil and gas price hedges: (i) 3,000 Bbls per day of 2005 oil swap contracts with average per Bbl fixed prices of $24.00, (ii) 50,000 MMBtu per day of 2005 gas swap contracts with average per MMBtu fixed prices of $4.40, and
(iii) 10,000 MMBtu per day of 2004 gas collar contracts with average per MMBtu fixed floor prices of $4.00 and fixed ceiling prices of $6.85. The Company also terminated 2,000 Bbls per day of May through December 2003 oil swap contracts with average per Bbl fixed prices of $25.00 and 1,000 Bbls per day of third and fourth quarter 2003 oil swap contracts with average per Bbl fixed prices of $24.00.

       Gain (loss) on disposition of assets. During the three months ended March 31, 2003, the Company recorded $1.4 million of net gains on the disposition of assets, as compared to $.1 million of net losses on the disposition of assets during the same period in 2002.

       Production costs. During the three month period ended March 31, 2003, total production costs per BOE averaged $5.54, representing an increase of $.42 per BOE (eight percent), as compared to production costs per BOE of $5.12 during the same period in 2002, and representing an increase of $1.01 per BOE (22 percent), as compared to production costs per BOE of $4.53 during the fourth quarter of 2002. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

       The increase in production costs per BOE during the first quarter of 2003, as compared to the first quarter of 2002, is primarily due to increases in production taxes and field fuel expenses as a result of higher gas prices, partially offset by decreases in lease operating expenses, ad valorem taxes and workover costs. As compared to the fourth quarter of 2002, the increase in production costs per BOE during the first quarter of 2003 was due to increases in production taxes and field fuel expenses as a result of higher gas prices and to higher lease operating expenses associated with the start-up of the Company's deepwater Gulf of Mexico Canyon Express production.

                                                          Three months ended
                                                                March 31,
                                                        -----------------------
                                                          2003            2002
                                                        -------         -------
                                                                      (per BOE)
       Lease operating expense.......................   $  3.02         $  3.29
       Taxes:
          Production.................................       .84             .50
          Ad valorem.................................       .48             .54
       Field fuel expenses...........................      1.00             .49
       Workover costs................................       .20             .30
                                                         ------          ------
          Total production costs.....................   $  5.54         $  5.12
                                                         ======          ======

       Based on market-quoted commodity prices in mid-April 2003, the Company expects second quarter 2003 production costs to average $4.85 to $5.15 per BOE.

                        PIONEER NATURAL RESOURCES COMPANY


       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $6.06 and $5.06 for the three month periods ended March 31, 2003 and 2002, respectively. Depletion expense per BOE, the largest component of depletion, depreciation and amortization, increased to $5.86 per BOE during the three months ended March 31, 2003, as compared to $4.84 per BOE during the same period in 2002, primarily due to increases in higher cost-basis deepwater Gulf of Mexico production volumes.

       The Company expects second quarter 2003 depletion, depreciation and amortization expense to average $6.50 to $6.90 per BOE.

       Exploration and abandonments/geological and geophysical costs. Exploration and abandonments/geological and geophysical costs were $35.9 million during the three months ended March 31, 2003, as compared to $21.1 million during the same period in 2002. During the first quarter of 2003, the Company completed and evaluated 56 exploration/extension wells, 26 of which were successfully completed as discoveries.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three month periods ended March 31, 2003 and 2002:

                                               United                                 Other
                                               States     Argentina     Canada       Foreign       Total
                                              --------    ---------    ---------    ----------    --------
                                                                    (in thousands)
   Three months ended March 31, 2003:
     Geological and geophysical............   $ 5,839      $ 1,732     $  1,337      $ 1,474      $ 10,382
     Exploratory dry holes.................    11,358          880        8,714        2,227        23,179
     Leasehold abandonments and other......       590          432        1,276            8         2,306
                                               ------       ------      -------       ------       -------
                                              $17,787      $ 3,044     $ 11,327      $ 3,709      $ 35,867
                                               ======       ======      =======       ======       =======
   Three months ended March 31, 2002:
     Geological and geophysical............   $ 4,300      $ 1,570     $  1,003      $ 3,332      $ 10,205
     Exploratory dry holes.................     7,840          399        1,159           26         9,424
     Leasehold abandonments and other......     1,171          171          141            8         1,491
                                               ------       ------      -------       ------       -------
                                              $13,311      $ 2,140     $  2,303      $ 3,366      $ 21,120
                                               ======       ======      =======       ======       =======

       The Company expects second quarter 2003 exploration and abandonment expense to be $25 million to $50 million, dependent largely on exploratory drilling results.

       General and administrative expense. General and administrative expense for the three month periods ended March 31, 2003 and 2002 was $15.5 million and $11.9 million, respectively. The $3.6 million increase in general and administrative expense during the first quarter of 2003 as compared to the same period of 2002 is primarily due to increases in performance related compensation costs.

       The Company expects second quarter 2003 general and administrative expense to be approximately $14 million.

       Accretion of discount on asset retirement obligations. During the three months ended March 31, 2003, accretion of discount on asset retirement obligations was $1.1 million. The provisions of SFAS 143 require that the accretion of discount on asset retirement obligations be classified in the consolidated statement of operations separate from interest expense. Prior to 2003 and the adoption of SFAS 143, the Company classified accretion of discount on asset retirement obligations in interest expense. The Company's interest expense during the three months ended March 31, 2002 includes $651 thousand of accretion of discount on asset retirement obligations that was calculated prior to the adoption of SFAS 143 based on asset retirement obligations recorded in purchased business combinations. See "Cumulative effect of change in accounting principle" and Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

                        PIONEER NATURAL RESOURCES COMPANY


       Interest expense. Interest expense was $22.5 million for the quarter ended March 31, 2003, as compared to $26.3 million for the same period in 2002. The $3.8 million (or 14 percent) decrease in interest expense during the first quarter of 2003, as compared to the first quarter of 2002, is primarily due to a $3.9 million increase in interest rate hedge gains, including amortization of deferred hedge gains; interest rate savings from the repayment of a higher yielding capital cost obligation and a portion of the Company's 9-5/8 percent and 8-7/8 percent senior notes; and lower underlying market rates of interest.

       The Company expects second quarter 2003 interest expense to be $24 million to $26 million, including accretion of discount on asset retirement obligations.

       Other expenses. Other expenses for the three months ended March 31, 2003 and 2002 were $5.2 million and $8.3 million, respectively. The decrease in other expense is primarily attributable to a $5.4 million decrease in the remeasurement of Argentine peso-denominated net monetary assets and a $2.2 million improvement in Canadian gas marketing margins; partially offset by a $1.8 million increase in commodity hedge ineffectiveness, a $1.0 million increase in realized foreign exchange losses and other expense increases.

       Income tax provision (benefit). During the three month periods ended March 31, 2003, the Company recognized an income tax provision of $2.3 million, principally associated with Argentine taxable income, as compared to an income tax benefit of $.4 million during the three months ended March 31, 2002.

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

       During the second quarter of 2003, the Company estimates that its income tax provision will approximate $5 million, principally comprised of Argentine income taxes and minimal alternative minimum tax in the United States as the Company benefits from its net operating loss carryforwards in the United States and Canada.

       Cumulative effect of change in accounting principle. As previously noted, the Company adopted the provisions of SFAS 143 on January 1, 2003 and, in accordance with the provisions of SFAS 143, recognized a $15.4 million, or $.13 per share, benefit from the cumulative effect of change in accounting principle, net of $1.3 million of associated deferred income taxes.

       On January 1, 2003, the Company also adopted the provisions of SFAS 145, the provisions of which do not result in a cumulative effect adjustment. In accordance with the provisions of SFAS 145, the Company reclassified to other expense extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million recorded during the three month periods ended June 30 and September 30, 2002, respectively.

       See  Note B of  Notes to  Consolidated  Financial  Statements included in
"Item  1.  Financial  Statements"  for  additional   information  regarding  the
Company's adoption of SFAS 143 and SFAS 145.

Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

       Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three months ended March 31, 2003 and 2002 totaled $252.8 million and $88.3 million, respectively. The Company's first quarter 2003 additions to oil and gas properties were funded by $136.8 million of net cash provided by operating activities, $15.6 million of proceeds from disposition of assets and borrowings under long-term debt. The Company's first quarter 2002 expenditures were internally funded by $50.0 million of net cash provided by operating activities and a portion of the Company's $51.6 million of proceeds from disposition of assets.

                        PIONEER NATURAL RESOURCES COMPANY


       The Company has increased its capital budget for 2003 to approximately $650 million, including the first quarter 2003 acquisition of the remaining 25 percent working interest in Falcon field, Harrier field and surrounding prospects and the additional 2003 exploration and development costs attributable to those interests.

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity hedges and other contracts. During the three months ended March 31, 2003, the Company increased its long-term debt by $99.1 million, reduced its obligations under the Btu swap agreements by $1.7 million and settled terminated commodity hedge obligations for $198 thousand. Contractual obligations for which the ultimate settlement amounts are not fixed and determinable include derivative contracts that are sensitive to future changes in commodity prices, currency exchange rates and interest rates. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the three months ended March 31, 2003.

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

       Operating activities. Net cash provided by operating activities during the three months ended March 31, 2003 and 2002 were $136.8 million and $50.0 million, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 2003, as compared to the same period in 2002, is primarily due to higher gas sales volumes and to higher commodity prices.

       Financing activities. Net cash provided by financing activities during the three months ended March 31, 2003 were $100.6 million as compared to net cash used in financing activities during the three months ended March 31, 2002 of $8.1 million. During the three months ended March 31, 2003, the primary source of net cash provided by financing activities was borrowings under the Company's $575 million corporate credit facility (the "Credit Facility"). The first quarter 2003 borrowings under the Credit Facility were used to fund the $113 million cash payment to acquire an additional 25 percent working interest in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico.

       During January 2003, the Company entered into interest rate swap contracts to hedge the fair value of its 9-5/8 percent senior notes due in 2010. The terms of these swap contracts obligate the Company to pay the counterparties a variable annual rate equal to the six-month London Interbank Offered Rate ("LIBOR") plus 566.4 basis points; obligate the counterparties to pay the Company a fixed rate of 9-5/8 percent; and, provide for a notional debt amount of $250 million. The interest rate swap contracts mature in 2010.

       Outstanding borrowings under the Credit Facility totaled $365 million as of March 31, 2003. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2003 was 5.11 percent as compared to 6.11 percent for the three months ended March 31, 2002, taking into account the effect of lower market interest rates and the Company's interest rate swaps.

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

       Sales of assets. During the three months ended March 31, 2003 and 2002, proceeds from the sale of assets totaled $15.6 million and $51.6 million,

                        PIONEER NATURAL RESOURCES COMPANY


respectively. The Company's 2003 asset divestitures were primarily comprised of shallow-water Gulf of Mexico shelf prospects, in which a partial interest was sold to Woodside. The Company's 2002 asset divestitures were primarily comprised of hedge derivatives.

       Book capitalization and liquidity. Total debt was $1.8 billion as of March 31, 2003, as compared to total debt of $1.7 billion on December 31, 2002. The Company's total book capitalization at March 31, 2003 was $3.2 billion, consisting of total debt of $1.8 billion and stockholders' equity of $1.4 billion. Consequently, the Company's debt to total capitalization increased to
55.6 percent at March 31, 2003 from 54.6 percent at December 31, 2002. The Company's ratio of current assets to current liabilities was .52 at March 31, 2003 and .54 at December 31, 2002. Including $28.8 million of undrawn and outstanding letters of credit, the Company had $181.2 million of unused borrowing capacity available under its Credit Facility as of March 31, 2003. During the remainder of 2003, the Company anticipates that net cash provided by operating activities, based on current commodity prices, will exceed budgeted capital expenditures and contractual obligations and be sufficient to reduce long-term debt by $75 million to $100 million from the year-end 2002 balance.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

       The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

       The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2003:

                                                    Derivative Contract Assets (Liabilities)
                                               --------------------------------------------------
                                                                          Foreign
                                                              Interest    Exchange
                                                Commodity       Rate        Rate          Total
                                               -----------    --------    ---------    ----------
                                                                 (in thousands)
   Fair value of contracts outstanding
      as of December 31, 2002...............   $ (108,804)    $    -        $   15     $ (108,789)
   Changes in contract fair value...........     (117,511)       3,283           3       (114,225)
   Contract realizations:
       Maturities...........................       68,049          -           (18)        68,031
       Termination - cash settlements.......          123          -           -              123
       Terminations - future net obligations        1,012          -           -            1,012
                                                ---------      -------       -----      ---------
   Fair value of contracts outstanding
      as of March 31, 2003..................   $ (157,131)    $  3,283      $  -       $ (153,848)
                                                =========      =======       =====      =========

       The following disclosures provide specific information about material changes that have occurred since December 31, 2002 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in market commodity prices, interest rates or foreign exchange rates.

       Interest rate sensitivity. The following table provides information, in U.S. dollar equivalent amounts, about the financial instruments that the Company was a party to as of March 31, 2003 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2003. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

       During February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company will receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and will pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi-annually, plus a weighted average margin of 566.4 basis points. The accompanying table presents the interest rate swap agreement

                        PIONEER NATURAL RESOURCES COMPANY


notional amount together with the fixed rate to be received by the Company on the notional amount and the variable rate to be paid on the notional amount estimated based on the current variable rate being paid by the Company projected forward proportionate to the forward yield curve for the six-month LIBOR.

                            Interest Rate Sensitivity
         Derivative and Other Financial Instruments as of March 31, 2003

                                                                                                                     Asset
                                                                                                                  (Liability)
                                   2003       2004       2005       2006       2007     Thereafter      Total      Fair Value
                                 --------   --------   --------   --------   --------   ----------   ----------   ------------
                                                            (in thousands except interest rates)
Total Debt:
 U.S. dollar denominated
  maturities:
    Fixed rate debt............  $    -     $    -     $141,443   $    -     $159,400   $1,101,807   $1,402,650   $(1,417,515)
    Weighted average...........
      interest rate (%)........      7.93       7.93       7.94       7.94       7.92         7.90
    Variable rate debt.........  $    -     $    -     $365,000   $    -     $    -     $      -     $  365,000   $  (365,000)
    Average interest rate (%)..      2.61       3.65       3.54
Interest Rate Hedge Derivatives:
    Notional debt amount.......  $250,000   $250,000   $250,000   $250,000   $250,000   $  250,000   $  250,000   $     3,283
    Fixed rate receivable (%)..     9.625      9.625      9.625      9.625      9.625        9.625
    Variable rate payable (%)..     6.895      7.938      9.185      9.942     10.266       10.558

       Commodity price sensitivity. During the first quarter of 2003, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of March 31, 2003. All of the oil and gas derivative financial instruments that the Company was a party to as of March 31, 2003 and that were sensitive to oil or gas price changes qualified as hedges.

       See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                        Pioneer Natural Resources Company
                              Oil Price Sensitivity
            Derivative Financial Instruments as of March 31, 2003(3)

                                                                                    Liability
                                                  2003        2004        2005      Fair Value
                                                --------    --------    --------    ----------
                                                   (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts............................     20,338       9,000       2,000     $(23,072)
      Weighted average fixed price
        per Bbl..............................   $  24.53    $  22.96    $  24.00
 Average forward NYMEX oil
   prices (2)................................   $  24.96    $  24.16    $  23.03

---------------

(1)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) The average forward NYMEX oil and gas prices are based on April 28, 2003 market quotes.
(3) During April 2003 the Company entered into swap contracts to hedge 3,000 Bbls per day of forecasted calendar 2005 oil sales at an average per Bbl fixed price of $24.00. During April 2003, the Company also terminated (i) swap contracts that hedged 2,000 Bbls per day of forecasted May through December 2003 oil sales at an average per Bbl fixed price of $25.00 and
     (ii) swap contracts that hedged 1,000 Bbls per day of forecasted July through December 2003 oil sales at an average per Bbl fixed price of $24.00. The April 2003 oil derivative hedge transactions are not reflected in the table prepared as of March 31, 2003.

                        PIONEER NATURAL RESOURCES COMPANY



                        Pioneer Natural Resources Company
                              Gas Price Sensitivity
            Derivative Financial Instruments as of March 31, 2003(4)

                                                                                        2006        Asset
                                                                                        and      (Liability)
                                                    2003        2004        2005        2007      Fair Value
                                                  --------    --------    --------    --------    ----------
                                                          (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts.............................     230,000     230,000      10,000      20,000    $ (135,359)
      Weighted average fixed price
        per MMBtu.............................    $   3.76    $   4.06    $   3.70    $   3.75
   Collar contracts...........................                  35,000                            $    1,300
      Weighted average short call ceiling
        price per MMBtu.......................                $   6.76
      Weighted average long put floor price
         per MMBtu............................                $   4.00
  Average forward NYMEX gas
   prices (3).................................    $   5.34    $   4.87    $   4.52    $   4.33

---------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3) The average forward NYMEX oil and gas prices are based on April 28, 2003 market quotes.
(4) During April 2003 the Company entered into swap contracts to hedge 50,000 MMBtu per day of forecasted calendar 2005 gas sales at an average per MMBtu fixed price of $4.40. During April 2003, the Company also entered into costless collar contracts to hedge 10,000 MMBtu per day of forecasted calendar 2004 gas sales at an average per MMBtu floor price of $4.00 and an average per MMBtu ceiling price of $6.85. The April 2003 gas derivative hedge transactions are not reflected in the table prepared as of March 31, 2003.

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

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       As discussed in Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note F, the Company believes that the probable damages from such other legal actions will not be in excess of 10 percent of the Company's current assets.

Item 6.    Exhibits and Reports on Form 8-K

Exhibits

   99.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
   99.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

       During the three months ended March 31, 2003, the Company filed with the SEC current reports on Form 8-K on January 10, January 23, January 30 and March 31.

       The Company's January 10 Form 8-K provides, as an exhibit thereto, the Company's news release dated January 10, 2003, which updated the Company's fourth quarter 2002 outlook.

       The Company's January 23 Form 8-K provides, as exhibits thereto, two news releases issued by the Company on January 23 and a supplemental schedule attachment, reporting (i) the Company's total proved oil and gas reserves as of December 31, 2002 and the Company's 2003 capital budget for planned development and exploration activities, (ii) a supplemental schedule of the Company's proved reserves as of December 31, 2002 and related reserve replacement statistics for the year ended December 31, 2002 and (iii) the Company's joint exploration program in the Gulf of Mexico with Woodside Energy (USA) Inc.

       The Company's January 30 Form 8-K provides, as exhibits thereto, two news releases issued by the Company on January 30 and a schedule attachment, reporting (i) the Company's financial and operating results for the fourth quarter 2002, an operational update and the Company's first quarter 2003 financial outlook, (ii) tables summarizing, as of January 30, 2003, the Company's open oil hedge positions, open gas hedge positions and deferred hedge gains and losses on terminated commodity hedges, and (iii) the Company's discovery on its Harrier prospect in the Gulf of Mexico.

       The Company's March 31, Form 8-K provides, as exhibits thereto, two news releases issued by the Company on March 31 announcing, together with related information, (i) first production from the Falcon field in the Gulf of Mexico,
(ii) approval of Harrier development, (iii) acquisition of an additional interest in Falcon, Harrier and related assets, (iv) a new Company record for North American gas production and (v) an update on operations.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          PIONEER NATURAL RESOURCES COMPANY



Date:   April 30, 2003             By:       /s/ Timothy L. Dove
                                          -----------------------------------
                                          Timothy L. Dove
                                          Executive Vice President and Chief
                                          Financial Officer



Date:   April 30, 2003             By:       /s/ Richard P. Dealy
                                          -----------------------------------
                                          Richard P. Dealy
                                          Vice President and Chief
                                          Accounting Officer

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

April 30, 2003




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

April 30, 2003




                                     /s/ Timothy L.  Dove
                                   -------------------------------------------
                                   Timothy L.  Dove, Executive Vice President
                                   and Chief Financial Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

                                                                          Page

     99.1* Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
     99.2* Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.


* filed herewith