Form 10-Q
period 2003-06-30
PIONEER NATURAL RESOURCES CO
filed 2003-07-31
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



       / x /    Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

                                Yes / x / No / /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES     X            NO
      -----               -----

Number of shares of Common Stock outstanding as of July 29, 2003... 117,838,770

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                           Page

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of June 30, 2003 and
               December 31, 2002.........................................    4

            Consolidated Statements of Operations for the three
               and six months ended June 30, 2003 and 2002...............    5

            Consolidated Statement of Stockholders' Equity for the
               six months ended June 30, 2003............................    6

            Consolidated Statements of Cash Flows for the three and
               six months ended June 30, 2003 and 2002...................    7

            Consolidated Statements of Comprehensive Income (Loss)
               for the three and six months ended June 30, 2003
               and 2002..................................................    8

            Notes to Consolidated Financial Statements...................    9

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   25

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...   35

Item 4.     Controls and Procedures......................................   37


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings............................................   38

Item 4.     Submission of Matters to a Vote of Security Holders..........   38

Item 6.     Exhibits and Reports on Form 8-K.............................   38

            Signatures...................................................   40

            Exhibit Index................................................   41

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

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                         June 30,     December 31,
                                                                           2003          2002
                                                                       -----------    -----------
                                                                        (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents.........................................   $    12,156    $     8,490
  Accounts receivable:
     Trade, net of reserves for doubtful accounts of $4,791 and
       $4,744 as of June 30, 2003 and December 31, 2002,
       respectively.................................................       115,791         97,774
     Affiliates.....................................................           438            448
  Inventories.......................................................        14,810         10,648
  Prepaid expenses..................................................        14,991          5,485
  Deferred income taxes.............................................        15,800         13,900
  Other current assets:
     Derivative assets..............................................         2,538          2,508
     Other, net of reserves for doubtful accounts of $3,923 and
       $3,351 as of June 30, 2003 and December 31, 2002,
       respectively.................................................         8,704          7,840
                                                                        ----------     ----------
       Total current assets.........................................       185,228        147,093
                                                                        ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties..............................................     4,644,603      4,252,897
     Unproved properties............................................       186,450        219,073
  Accumulated depletion, depreciation and amortization..............    (1,454,957)    (1,303,541)
                                                                        ----------     ----------
                                                                         3,376,096      3,168,429
                                                                        ----------     ----------
Deferred income taxes...............................................        75,195         76,840
Other property and equipment, net...................................        24,085         22,784
Other assets:
  Derivative assets.................................................           293            643
  Other, net of reserves for doubtful accounts of $655 and $1,227
     as of June 30, 2003 and December 31, 2002, respectively........        39,791         39,327
                                                                        ----------     ----------
                                                                       $ 3,700,688    $ 3,455,116
                                                                        ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade..........................................................   $   121,543    $   117,582
     Affiliates.....................................................         4,277          7,192
  Interest payable..................................................        37,189         37,458
  Income taxes payable..............................................         2,176            -
  Other current liabilities:
     Derivatives....................................................       162,306         83,638
     Other..........................................................        31,688         28,722
                                                                        ----------     ----------
       Total current liabilities....................................       359,179        274,592
                                                                        ----------     ----------
Long-term debt......................................................     1,710,737      1,668,536
Noncurrent derivative obligations...................................        88,052         42,490
Other noncurrent liabilities........................................       116,510         85,841
Deferred income taxes...............................................        12,224          8,760
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     119,599,769 and 119,592,344 shares issued as of June 30,
     2003 and December 31, 2002, respectively.......................         1,196          1,196
  Additional paid-in capital........................................     2,715,301      2,714,567
  Treasury stock, at cost; 1,773,372 and 2,339,806 shares as of
     June 30, 2003 and December 31, 2002, respectively..............       (25,262)       (32,219)
  Deferred compensation.............................................       (11,759)       (14,292)
  Accumulated deficit...............................................    (1,137,035)    (1,298,440)
  Accumulated other comprehensive income (loss):
     Deferred hedge gains (losses), net.............................      (152,810)         9,555
     Cumulative translation adjustment..............................        24,355         (5,470)
                                                                        ----------     ----------
       Total stockholders' equity...................................     1,413,986      1,374,897
Commitments and contingencies.......................................
                                                                        ----------     ----------
                                                                       $ 3,700,688    $ 3,455,116
                                                                        ==========     ==========

   The financial information included as of June 30, 2003 has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                        Three months ended       Six months ended
                                                              June 30,               June 30,
                                                       ---------------------   ---------------------
                                                          2003       2002         2003       2002
                                                       ---------   ---------   ---------   ---------
Revenue and other income:
  Oil and gas.......................................   $ 339,954   $ 172,430   $ 621,110   $ 337,969
  Interest and other................................       1,260         813       3,973       2,006
  Gain on disposition of assets, net................         104       1,095       1,530       1,021
                                                        --------    --------    --------    --------
                                                         341,318     174,338     626,613     340,996
                                                        --------    --------    --------    --------
Costs and expenses:
  Oil and gas production............................      69,557      49,717     133,581     100,735
  Depletion, depreciation and amortization..........     100,559      50,945     170,608     101,333
  Exploration and abandonments......................      47,047      17,860      82,914      38,980
  General and administrative........................      13,644      10,758      29,125      22,676
  Accretion of discount on asset retirement
    obligations.....................................       1,235         -         2,329         -
  Interest..........................................      23,823      24,741      46,314      51,058
  Other.............................................       5,638       7,738      10,816      16,004
                                                        --------    --------    --------    --------
                                                         261,503     161,759     475,687     330,786
                                                        --------    --------    --------    --------
Income before income taxes and cumulative effect
  of change in accounting principle.................      79,815      12,579     150,926      10,210
Income tax provision................................      (2,630)     (1,437)     (4,934)     (1,027)
                                                        --------    --------    --------    --------
Income before cumulative effect of change in
  accounting principle..............................      77,185      11,142     145,992       9,183
Cumulative effect of change in accounting principle,
  net of tax........................................         -           -        15,413         -
                                                        --------    --------    --------    --------

Net income..........................................   $  77,185   $  11,142   $ 161,405   $   9,183
                                                        ========    ========    ========    ========
Net income per share:
  Basic:
     Income before cumulative effect of change in
       accounting principle.........................   $     .66   $     .10   $    1.25   $     .08
     Cumulative effect of change in accounting
       principle, net of tax........................         -           -           .13         -
                                                        --------    --------    --------    --------
       Net income...................................   $     .66   $     .10   $    1.38   $     .08
                                                        ========    ========    ========    ========
  Diluted:
     Income before cumulative effect of change in
       accounting principle.........................   $     .65   $     .10   $    1.23   $     .08
     Cumulative effect of change in accounting
       principle, net of tax........................         -           -           .13         -
                                                        --------    --------    --------    --------
       Net income...................................   $     .65   $     .10   $    1.36   $     .08
                                                        ========    ========    ========    ========
Weighted average shares outstanding:
     Basic..........................................     117,005     113,306     116,875     108,702
                                                        ========    ========    ========    ========
     Diluted........................................     118,969     115,239     118,823     110,282
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Accumulated Other
                                                                                                     Comprehensive
                                                                                                     Income (Loss)
                                                                                                 ---------------------
                             Common                                                               Deferred
                              Stock             Additional                                         Hedge                  Total
                              Shares    Common    Paid-in   Treasury    Deferred    Accumulated    Gains   Translation Stockholders'
                           Outstanding  Stock     Capital     Stock   Compensation    Deficit     (Losses)  Adjustment    Equity
                           -----------  ------  ----------  --------  ------------  -----------  --------- ----------- ------------
Balance as of January 1,
  2003.....................  117,253    $1,196  $2,714,567  $(32,219)  $ (14,292)   $(1,298,440) $   9,555   $ (5,470) $  1,374,897

 Stock options exercised...      666       -           555     9,306         -              -          -          -           9,861
 Purchase of treasury
  stock....................     (100)      -           -      (2,349)        -              -          -          -          (2,349)
 Deferred compensation:
   Compensation deferred...        7       -           179       -          (179)           -          -          -             -
   Deferred compensation
     included in net
     income................      -         -           -         -         2,712            -          -          -           2,712
 Net income................      -         -           -         -           -          161,405        -          -         161,405
 Other comprehensive
  income (loss):
    Deferred hedge gains
     and losses, net
     of tax:
      Deferred hedge
       losses..............      -         -           -         -           -               -    (235,326)       -        (235,326)
      Net losses included
       in net income.......      -         -           -         -           -               -      72,961        -          72,961
    Translation adjustment.      -         -           -         -           -               -         -       29,825        29,825
                              -------    -----   ---------   -------    --------     ----------   --------    -------   -----------
Balance as of June 30,
  2003.....................   117,826   $1,196  $2,715,301  $(25,262)  $ (11,759)   $(1,137,035) $(152,810)  $ 24,355  $  1,413,986
                              =======    =====   =========   =======    ========     ==========   ========    =======   ===========




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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Three months ended       Six months ended
                                                              June 30,                June 30,
                                                       ---------------------   ---------------------
                                                          2003        2002        2003        2002
                                                       ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income........................................   $  77,185   $  11,142   $ 161,405   $   9,183
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.......     100,559      50,945     170,608     101,333
     Exploration expenses, including dry holes......      37,264      12,182      67,527      30,848
     Deferred income taxes..........................        (501)        789        (247)        105
     Gain on disposition of assets, net.............        (104)     (1,095)     (1,530)     (1,021)
     Accretion of discount on asset retirement
       obligations..................................       1,235         -         2,329         -
     Interest related amortization..................      (4,614)       (649)     (9,179)     (1,641)
     Commodity hedge related amortization...........     (18,205)      7,443     (35,987)     14,123
     Cumulative effect of change in accounting
       principle, net of tax........................         -           -       (15,413)        -
     Other noncash items............................       2,249       5,940       6,982      12,244
  Changes in operating assets and liabilities:
     Accounts receivable............................      11,322       2,853     (14,645)    (10,868)
     Inventories....................................      (3,857)      1,744      (4,217)      3,983
     Prepaid expenses...............................      (1,362)         17      (9,584)         60
     Other current assets...........................        (884)        (87)       (486)       (137)
     Accounts payable...............................      (2,711)        307       5,670     (14,149)
     Interest payable...............................        (791)        862        (269)        567
     Income taxes payable...........................         724         -         2,176         -
     Other current liabilities......................      (7,645)     (1,829)       (929)     (4,030)
                                                        --------    --------    --------    --------
       Net cash provided by operating activities....     189,864      90,564     324,211     140,600
                                                        --------    --------    --------    --------
Cash flows from investing activities:
  Proceeds from disposition of assets...............      10,159       7,292      25,712      58,936
  Additions to oil and gas properties...............    (134,343)   (175,031)   (387,096)   (263,293)
  Other property additions, net.....................      (4,075)     (3,706)     (6,356)     (5,860)
                                                        --------    --------    --------    --------
       Net cash used in investing activities........    (128,259)   (171,445)   (367,740)   (210,217)
                                                        --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt...................      55,184     222,586     171,812     255,876
  Principal payments on long-term debt..............    (112,349)   (371,036)   (127,349)   (386,326)
  Issuance of common stock..........................         -       236,004         -       236,004
  Payment of noncurrent liabilities.................      (2,290)     (6,058)     (6,228)    (36,561)
  Exercise of long-term incentive plan
    stock options...................................       4,515       3,168       9,861       7,606
  Purchase of treasury stock........................      (2,349)        -        (2,349)        -
  Deferred debt issuance costs......................         -        (3,158)        -        (3,158)
                                                        --------    --------    --------    --------
       Net cash provided by (used in)
         financing activities.......................     (57,289)     81,506      45,747      73,441
                                                        --------    --------    --------    --------
Net increase in cash and cash equivalents...........       4,316         625       2,218       3,824
Effect of exchange rate changes on cash and
  cash equivalents..................................         982        (654)      1,448      (1,430)
Cash and cash equivalents, beginning of period......       6,858      16,757       8,490      14,334
                                                        --------    --------    --------    --------
Cash and cash equivalents, end of period............   $  12,156   $  16,728   $  12,156   $  16,728
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)





                                                        Three months ended        Six months ended
                                                              June 30,                June 30,
                                                       ---------------------   ---------------------
                                                          2003        2002        2003        2002
                                                       ---------   ---------   ---------   ---------
Net income..........................................   $  77,185   $  11,142   $ 161,405   $   9,183
                                                        --------    --------    --------    --------

Other comprehensive loss:
  Deferred hedge gains and losses, net of tax:
     Deferred hedge losses..........................    (118,894)    (25,009)   (235,326)    (89,091)
     Net (gains) losses included in net income......      22,598      (3,956)     72,961     (35,798)
  Translation adjustment............................      17,633       8,876      29,825       8,742
                                                        --------    --------    --------    --------

       Other comprehensive loss.....................     (78,663)    (20,089)   (132,540)   (116,147)
                                                        --------    --------    --------    --------

Comprehensive income (loss).........................   $  (1,478)  $  (8,947)  $  28,865   $(106,964)
                                                        ========    ========    ========    ========






         The financial information included herein has been prepared by management without audit by independent public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

NOTE B.     Basis of Presentation

       Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

       The following pro forma data summarizes the Company's net income and net income per share as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $60.2 million:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                      -------------------   -------------------
                                                        2003       2002       2003       2002
                                                      --------   --------   --------   --------
                                                      (in thousands, except per share amounts)

    Net income, as reported........................   $ 77,185   $ 11,142   $161,405   $  9,183
    Pro forma adjustments to reflect retroactive
       adoption of SFAS 143........................        -          761    (15,413)     1,324
                                                       -------    -------    -------    -------

    Pro forma net income...........................   $ 77,185   $ 11,903   $145,992   $ 10,507
                                                       =======    =======    =======    =======
    Net income per share:
       Basic - as reported.........................   $    .66   $    .10   $   1.38   $    .08
                                                       =======    =======    =======    =======
       Basic - pro forma...........................   $    .66   $    .11   $   1.25   $    .10
                                                       =======    =======    =======    =======

       Diluted - as reported.......................   $    .65   $    .10   $   1.36   $    .08
                                                       =======    =======    =======    =======
       Diluted - pro forma.........................   $    .65   $    .10   $   1.23   $    .10
                                                       =======    =======    =======    =======

       Adoption of SFAS 145. On January 1, 2003, the Company adopted the provisions of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified, on both a prospective and retrospective basis, as components of a company's income or loss from continuing operations. The adoption of SFAS 145 did not affect the Company's financial position or liquidity. Under the provisions of SFAS 145, gains or losses from the early extinguishment of debt are recognized in the Company's consolidated statements of operations, except in the case of events or transactions of a highly unusual and infrequent nature, as components of other income or other expense and are included in the determination of the income (loss) from continuing operations. Accordingly, extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million recorded during the three month periods ended June 30 and September 30, 2002, respectively, have been reclassified to other expense.

       Stock-based compensation. The Company accounts for stock-based compensation granted under it's the long- term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.
Stock-based compensation expenses associated with option grants were not recognized in the net income of the three and six month periods ended June 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" to stock-based employee compensation:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)



                                                       Three months ended    Six months ended
                                                            June 30,             June 30,
                                                      -------------------   -------------------
                                                        2003       2002       2003       2002
                                                      --------   --------   --------   --------
                                                       (in thousands, except per share amounts)

     Net income, as reported.......................   $ 77,185   $ 11,142   $161,405   $  9,183
     Deduct: Total stock-based employee
       compensation expense determined under
       fair value based method for all awards,
       net of related tax effects..................     (3,194)    (2,782)    (6,226)    (5,323)
                                                       -------    -------    -------    -------
     Pro forma net income..........................   $ 73,991   $  8,360   $155,179   $  3,860
                                                       =======    =======    =======    =======
     Net income per share:
       Basic - as reported.........................   $    .66   $    .10   $   1.38   $    .08
                                                       =======    =======    =======    =======
       Basic - pro forma...........................   $    .63   $    .07   $   1.33   $    .04
                                                       =======    =======    =======    =======
       Diluted - as reported.......................   $    .65   $    .10   $   1.36   $    .08
                                                       =======    =======    =======    =======
       Diluted - pro forma.........................   $    .62   $    .07   $   1.31   $    .04
                                                       =======    =======    =======    =======

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

NOTE D.     Derivative Financial Instruments

       Fair value hedges. The Company monitors capital markets and trends to identify opportunities to enter into and terminate interest rate swaps with the objective of minimizing costs of capital. During February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company was to receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and agreed to pay the counterparties a variable rate on the notional amount equal to the six-month London Interbank Offered Rate, reset semi-annually, plus a weighted average margin of 566.4 basis points. During May 2003, the Company terminated the 9-5/8 percent senior notes interest rate swap contracts for $11.4 million of cash proceeds. The cash proceeds were comprised of $2.0 million of settlement gains attributable to the period from February 2003 through the date of termination and $9.4 million attributable to the fair value, on the date of termination, of the remaining term of the interest rate swap contracts. The $9.4 million of proceeds attributable to the fair value of the remaining term of the interest rate swap contracts is included in "Proceeds from disposition of assets" in the Company's Consolidated
Statements of Cash Flows for the three and six month periods ended June 30, 2003.

       As of June 30, 2003, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $32.8 million of incremental liability attributable to unamortized deferred hedge gains and losses realized from fair value hedge agreements terminated during 2003, 2002 and 2001. The amortization of deferred hedge gains reduced the Company's reported interest expense by $6.0 million and $2.7 million during the three month periods ended June 30, 2003 and 2002, respectively, and by $11.9 million and $5.6 million during the six month periods ended June 30, 2003 and 2002, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


       The following table sets forth the scheduled amortization of deferred hedge gains and losses on terminated fair value hedges that will be recognized as increases, in the case of losses, or decreases, in the case of gains, to the Company's future interest expense:

                                           First    Second     Third    Fourth    Outstanding
                                          Quarter   Quarter   Quarter   Quarter      Total
                                          -------   -------   -------   -------   -----------
                                                          (in thousands)
   2003 hedge gain amortization......                         $ 6,285   $ 5,664     $ 11,949
   2004 hedge gain amortization......     $ 5,008   $ 4,509   $ 3,864   $ 3,226       16,607
   2005 hedge gain amortization......     $ 2,965   $ 1,957   $ 1,445   $ 1,042        7,409
   Remaining net losses to be
     amortized through 2010..........                                                 (3,144)
                                                                                     -------
                                                                                    $ 32,821
                                                                                     =======

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

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of June 30, 2003:

                                                                                    Yearly
                                           First    Second     Third    Fourth    Outstanding
                                          Quarter   Quarter   Quarter   Quarter      Total
                                          -------   -------   -------   -------   -----------
                                                          (in thousands)
  Daily oil production:
      2003 - Swap Contracts
        Volume (Bbl)....................                       19,717    14,000      16,859
        Price per Bbl...................                      $ 24.93   $ 24.35     $ 24.69

      2004 - Swap Contracts
        Volume (Bbl)....................    9,000     9,000     9,000     9,000       9,000
        Price per Bbl...................  $ 22.96   $ 22.96   $ 22.96   $ 22.96     $ 22.96

      2005 - Swap Contracts
        Volume (Bbl)....................    7,000     7,000     7,000     7,000       7,000
        Price per Bbl...................  $ 24.00   $ 24.00   $ 24.00   $ 24.00     $ 24.00

       The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges to revenue:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


                                                      Three months ended     Six months ended
                                                           June 30,              June 30,
                                                      -------------------   -------------------
                                                        2003       2002       2003       2002
                                                      --------   --------   --------   --------

    Average price reported per Bbl.................   $  24.25   $  23.58   $  25.03   $  23.37
    Average price realized per Bbl.................   $  27.40   $  23.20   $  29.15   $  20.75
    Addition (reduction) to revenue (in millions)..   $   (9.2)  $    1.1   $  (23.8)  $   15.5

        Natural gas liquids prices. During the three and six month periods ended June 30, 2003 and 2002, the Company did not enter into any NGL hedge contracts.

       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold, or based on NYMEX prices if NYMEX prices are highly correlated with the index prices, in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of June 30, 2003:

                                                                                              Yearly
                                       First        Second         Third        Fourth      Outstanding
                                      Quarter       Quarter       Quarter       Quarter       Average
                                    -----------   -----------   -----------   -----------   -----------
Daily gas production:
   2003 - Swap Contracts
     Volume (Mcf)................                                   130,000       130,000       130,000
     Index price per MMBtu.......                               $      3.79   $      3.79   $      3.79

   2004 - Swap Contracts
     Volume (Mcf)................       230,000       230,000       230,000       230,000       230,000
     Index price per MMBtu.......   $      3.99   $      3.99   $      3.99   $      3.99   $      3.99

   2004 - Collar Contracts
     Volume (Mcf)................        50,000        50,000        50,000        50,000        50,000
     Index price per MMBtu.......   $4.00-$6.84   $4.00-$6.84   $4.00-$6.84   $4.00-$6.84   $4.00-$6.84

   2005 - Swap Contracts
     Volume (Mcf)................        60,000        60,000        60,000        60,000        60,000
     Index price per MMBtu.......   $      4.28   $      4.28   $      4.28   $      4.28   $      4.28

   2006 - Swap Contracts
     Volume (Mcf)................        70,000        70,000        70,000        70,000        70,000
     Index price per MMBtu.......   $      4.23   $      4.23   $      4.23   $      4.23   $      4.23

   2007 - Swap Contracts
     Volume (Mcf)................        20,000        20,000        20,000        20,000        20,000
     Index price per MMBtu.......   $      3.75   $      3.75   $      3.75   $      3.75   $      3.75

       The Company reports average gas prices per Mcf including the effects of Btu content, gas processing and shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported and realized, and the net effect of settlements of gas price hedges to revenue:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


                                                      Three months ended   Six months ended
                                                           June 30,            June 30,
                                                      -----------------   -----------------
                                                        2003      2002      2003      2002
                                                      -------   -------   -------   -------
    Average price reported per Mcf.................   $  4.08   $  2.48   $  4.07   $  2.48
    Average price realized per Mcf.................   $  4.31   $  2.39   $  4.58   $  2.14
    Addition (reduction) to revenue (in millions)..   $ (13.4)  $   2.8   $ (49.2)  $  20.7

       Hedge ineffectiveness and excluded items. During the three month periods ended June 30, 2003 and 2002, the Company recognized other expense of $503 thousand and $268 thousand, respectively, related to the ineffective portions of its cash flow hedging instruments. During the six month periods ended June 30, 2003 and 2002, the Company recognized other expenses of $2.3 million and $346 thousand, respectively, related to the ineffective portion of its cash flow hedging instruments.

       Accumulated other comprehensive income (loss) ("AOCI") - deferred hedge gains (losses), net. As of June 30, 2003 and December 31, 2002, "AOCI - deferred hedge gains (losses), net" represented net deferred losses of $152.8 million and net deferred gains of $9.6 million, respectively. The "AOCI - deferred hedge gains (losses), net" balance as of June 30, 2003 was comprised of $188.3 million of unrealized deferred hedge losses on the effective portions of open commodity cash flow hedges and $35.5 million of net deferred gains on terminated cash flow hedges. The decrease in "AOCI - deferred hedge gains (losses), net" during the six months ended June 30, 2003 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge agreements, offset by the reclassification of deferred hedge losses to net income as derivatives matured by their terms. The unrealized deferred hedge losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge agreements or terminated prior to settlement. The net deferred gains on terminated cash flow hedges are fixed.

       During the twelve month period ending June 30, 2004, the Company expects to reclassify $105.4 million of net deferred losses associated with open cash flow hedges and $12.3 million of net deferred gains on terminated cash flow hedges from "AOCI - deferred hedge gains (losses), net" to oil and gas revenue.

       The following table sets forth the scheduled reclassifications of deferred hedge gains and losses on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                          First      Second       Third      Fourth       Total
                                         Quarter     Quarter     Quarter     Quarter       Year
                                         --------    --------    --------    --------    --------
                                                              (in thousands)
  2003 deferred hedge losses........                             $ (4,476)   $ (5,141)   $ (9,617)
  2004 deferred hedge gains.........     $ 10,978    $ 10,932    $ 11,001    $ 10,954      43,865
  2005 deferred hedge gains.........     $    307    $    310    $    315    $    317       1,249
                                                                                          -------
                                                                                         $ 35,497
                                                                                          =======

      The deferred commodity hedge gains and losses shown in the table above include the following gains and losses for which cash settlements have been deferred until the indicated future periods: (i) $22.7 million of deferred losses due during each of the third and fourth quarters of 2003, (ii) $1.2 million of deferred losses due during 2004, and (iii) $209 thousand of deferred gains to be received during 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE E.     Asset Retirement Obligations

       As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company has asset retirement obligations primarily associated with the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and six month periods ended June 30, 2003 and in accordance with the provisions of SFAS 19 during the three and six month periods ended June 30, 2002.

                                                     Three months ended     Six months ended
                                                          June 30,              June 30,
                                                     -------------------   -------------------
                                                       2003       2002       2003       2002
                                                     --------   --------   --------   --------
                                                                   (in thousands)
       Beginning asset retirement obligation......   $ 64,174   $ 37,874   $ 34,692   $ 39,461
       Cumulative effect adjustment...............        -          -       23,393        -
       Liabilities incurred during period.........         50        -        7,015        -
       Liabilities settled during period..........       (934)    (1,167)    (3,376)    (2,808)
       Accretion expense..........................      1,235        632      2,329      1,283
       Currency translation.......................        698        (45)     1,170       (642)
                                                      -------    -------    -------    -------

       Ending asset retirement obligation ........   $ 65,223   $ 37,294   $ 65,223   $ 37,294
                                                      =======    =======    =======    =======

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

       Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims regarding the field compression installed by the Company in the 1990's. The lawsuit now has two material claims. First, the plaintiffs assert that the expenses related to the field compression are a "cost of production" for which plaintiffs cannot be charged their proportionate share under the applicable oil and gas leases. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability could reach $32.5 million, plus prejudgment interest. However, the Company believes it has valid defenses to plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases, and intends to vigorously defend itself.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected, and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through June 30, 2003, the Company has settled $21.7 million of the original claim amounts. As of June 30, 2003 and December 31, 2002, the Company had on deposit $10.6 million, including accrued interest, in an escrow account and had corresponding

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company believes that the escrowed amounts, plus accrued interest, will be sufficient to settle the remaining claims.

NOTE G. Income Per Share Before Cumulative Effect of Change in Accounting Principle

       Basic income per share before cumulative effect of change in accounting principle is computed by dividing income before cumulative effect of change in accounting principle by the weighted average number of common shares outstanding for the period. The computation of diluted net income per share before cumulative effect of change in accounting principle reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

       The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and six month periods ended June 30, 2003 and 2002:

                                                   Three months ended   Six months ended
                                                         June 30,            June 30,
                                                    -----------------   -----------------
                                                      2003      2002      2003      2002
                                                    -------   -------   -------   -------
                                                                (in thousands)
  Weighted average common shares outstanding:
     Basic  .....................................   117,005   113,306   116,875   108,702
     Dilutive common stock options (a)...........     1,766     1,933     1,780     1,580
     Restricted stock awards (b).................       198       -         168       -
                                                    -------   -------   -------   -------

     Diluted.....................................   118,969   115,239   118,823   110,282
                                                    =======   =======   =======   =======

---------------

(a) Common stock options to purchase 1,364,706 shares and 1,639,032 shares of common stock were outstanding but not included in the computations of diluted income per share for the three month periods ended June 30, 2003 and 2002, respectively, and common stock options to purchase 1,368,612 shares and 1,971,461 shares of common stock were outstanding but not included in the computations of diluted income per share for the six month periods ended June 30, 2003 and 2002 respectively, because the exercise prices of the options were greater than the average market price of the common shares and would have been anti- dilutive to the computations.

(b) On May 15, 2003, the Company awarded 4,425 shares of restricted stock in partial payment of director fees. These director fee awards vest on a quarterly pro-rata basis during the year ended May 15, 2004. During the three months ended March 31, 2003, the Company issued 9,500 restricted shares of the Company's common stock to key employees. The restricted shares issued to the key employees vest on the third anniversaries of their issuances.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                                          United                            Other    Headquarters   Consolidated
                                          States    Argentina    Canada    Foreign     and Other        Total
                                         --------   ---------   --------   -------   ------------   ------------
                                                                   (in thousands)
Three months ended June 30, 2003:
  Oil and gas revenue..................  $294,884   $ 25,474    $ 19,596   $    -       $    -        $ 339,954
  Interest and other...................       -          -           -          -          1,260          1,260
  Gain on disposition of assets, net...        75        -           -          -             29            104
                                          -------    -------     -------    -------      -------       --------
                                          294,959     25,474      19,596        -          1,289        341,318
                                          -------    -------     -------    -------      -------       --------
  Production costs.....................    60,384      6,179       2,994        -            -           69,557
  Depletion, depreciation and
     amortization......................    78,439     11,993       7,751        -          2,376        100,559
  Exploration and abandonments.........    22,603      6,528       1,833     16,083          -           47,047
  General and administrative...........       -          -           -          -         13,644         13,644
  Accretion of discount on asset
     retirement obligations............       -          -           -          -          1,235          1,235
  Interest.............................       -          -           -          -         23,823         23,823
  Other................................       -          -           -          -          5,638          5,638
                                          -------    -------     -------    -------      -------       --------
                                          161,426     24,700      12,578     16,083       46,716        261,503
                                          -------    -------     -------    -------      -------       --------
  Income (loss) before income taxes....   133,533        774       7,018    (16,083)     (45,427)        79,815
  Income tax benefit (provision).......   (46,737)      (271)     (2,771)     5,629       41,520         (2,630)
                                          -------    -------     -------    -------      -------       --------
  Net income (loss)....................  $ 86,796   $    503    $  4,247   $(10,454)    $ (3,907)     $  77,185
                                          =======    =======     =======    =======      =======       ========
Three months ended June 30, 2002:
  Oil and gas revenue..................  $142,523   $ 15,051    $ 14,856   $    -       $    -        $ 172,430
  Interest and other...................       -          -           -          -            813            813
  Gain (loss) on disposition of
    assets, net........................       162         (3)      1,021        -            (85)         1,095
                                          -------    -------     -------    -------      -------       --------
                                          142,685     15,048      15,877        -            728        174,338
                                          -------    -------     -------    -------      -------       --------
  Production costs.....................    44,168      2,816       2,733        -            -           49,717
  Depletion, depreciation and
     amortization......................    32,312      8,937       7,581        -          2,115         50,945
  Exploration and abandonments.........    13,973      1,648       1,540        699          -           17,860
  General and administrative...........       -          -           -          -         10,758         10,758
  Interest.............................       -          -           -          -         24,741         24,741
  Other................................       -          -           -          -          7,738          7,738
                                          -------    -------     -------    -------      -------       --------
                                           90,453     13,401      11,854        699       45,352        161,759
                                          -------    -------     -------    -------      -------       --------
  Income (loss) before income taxes....    52,232      1,647       4,023       (699)     (44,624)        12,579
  Income tax benefit (provision).......   (18,281)      (577)     (1,696)       245       18,872         (1,437)
                                          ------     -------     -------    -------      -------       --------
  Net income (loss)....................  $ 33,951   $  1,070    $  2,327   $   (454)    $(25,752)     $  11,142
                                          =======    =======     =======    =======      =======       ========
Six months ended June 30, 2003:
  Oil and gas revenue..................  $534,135   $ 48,855    $ 38,120   $    -       $    -        $ 621,110
  Interest and other...................       -          -           -          -          3,973          3,973
  Gain on disposition of assets, net...     1,321        -             1        -            208          1,530
                                          -------    -------     -------    -------      -------       --------
                                          535,456     48,855      38,121        -          4,181        626,613
                                          -------    -------     -------    -------      -------       --------
  Production costs.....................   115,921     11,588       6,072        -            -          133,581
  Depletion, depreciation and
     amortization......................   131,297     20,319      14,302        -          4,690        170,608
  Exploration and abandonments.........    40,390      9,572      13,160     19,792          -           82,914
  General and administrative...........       -          -           -          -         29,125         29,125
  Accretion of discount on asset
     retirement obligations............       -          -           -          -          2,329          2,329
  Interest.............................       -          -           -          -         46,314         46,314
  Other................................       -          -           -          -         10,816         10,816
                                          -------    -------     -------    -------      -------       --------
                                          287,608     41,479      33,534     19,792       93,274        475,687
                                          -------    -------     -------    -------      -------       --------
  Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle..............   247,848      7,376       4,587    (19,792)     (89,093)       150,926
  Income tax benefit (provision).......   (86,747)    (2,582)     (1,811)     6,927       79,279         (4,934)
                                          -------    -------     -------    -------      -------       --------
  Income (loss) before cumulative
     effect of change in accounting
     principle.......................... $161,101   $  4,794    $  2,776   $(12,865)    $ (9,814)     $ 145,992
                                          =======    =======     =======    =======      =======       ========
Six months ended June 30, 2002:
  Oil and gas revenue..................  $273,984   $ 38,310    $ 25,675   $    -       $    -        $ 337,969
  Interest and other...................       -          -           -          -          2,006          2,006
  Gain (loss) on disposition of
    assets, net........................       162         (3)      1,010        -           (148)         1,021
                                          -------    -------     -------    -------      -------       --------
                                          274,146     38,307      26,685        -          1,858        340,996
                                          -------    -------     -------    -------      -------       --------
  Production costs.....................    89,012      6,401       5,322        -            -          100,735
  Depletion, depreciation and
     amortization......................    63,986     19,036      14,045        -          4,266        101,333
  Exploration and abandonments.........    27,284      3,788       3,843      4,065          -           38,980
  General and administrative...........       -          -           -          -         22,676         22,676
  Interest.............................       -          -           -          -         51,058         51,058
  Other................................       -          -           -          -         16,004         16,004
                                          -------    -------     -------    -------      -------       --------
                                          180,282     29,225      23,210      4,065       94,004        330,786
                                          -------    -------     -------    -------      -------       --------
  Income (loss) before income taxes....    93,864      9,082       3,475     (4,065)     (92,146)        10,210
  Income tax benefit (provision).......   (32,852)    (3,179)     (1,465)     1,423       35,046         (1,027)
                                          -------    -------     -------    -------      -------       --------
  Net income (loss)....................  $ 61,012   $  5,903    $  2,010   $ (2,642)    $(57,100)     $   9,183
                                          =======    =======     =======    =======      =======       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)


NOTE I.     Pioneer USA

       Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed the long-term debt of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand- alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non- guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                               As of June 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                             Pioneer
                                             Natural
                                            Resources                      Non-
                                             Company       Pioneer      Guarantor                       The
                                             (Parent)        USA       Subsidiaries   Eliminations    Company
                                           -----------   -----------   ------------   ------------   -----------
Current assets:
  Cash and cash equivalents.............   $        37   $     4,258    $    7,861     $             $    12,156
  Other current assets..................     1,752,908    (1,454,052)     (125,784)                      173,072
                                            ----------    ----------     ---------                    ----------
       Total current assets.............     1,752,945    (1,449,794)     (117,923)                      185,228
                                            ----------    ----------     ---------                    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of
   accounting:
     Proved properties..................          -        3,256,964     1,387,639                     4,644,603
     Unproved properties................          -           28,910       157,540                       186,450
  Accumulated depletion, depreciation
    and amortization....................          -       (1,048,291)     (406,666)                   (1,454,957)
                                            ---------     ----------     ---------                    ----------
                                                  -        2,237,583     1,138,513                     3,376,096
                                            ---------     ----------     ---------                    ----------
Deferred income taxes...................       73,411            -           1,784                        75,195
Other property and equipment, net.......          -           19,938         4,147                        24,085
Other assets, net.......................       14,752         16,063         9,269                        40,084
Investment in subsidiaries..............    1,438,937        141,337           -        (1,580,274)          -
                                            ----------    ----------     ---------                    ----------
                                           $ 3,280,045   $   965,127    $1,035,790                   $ 3,700,688
                                            ==========    ==========     =========                    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $    30,747   $   287,992    $   40,440     $             $   359,179
Long-term debt..........................     1,710,737           -             -                       1,710,737
Other noncurrent liabilities............           -         225,158       (20,596)                      204,562
Deferred income taxes...................           -             -          12,224                        12,224
Stockholders' equity....................     1,538,561       451,977     1,003,722      (1,580,274)    1,413,986
Commitments and contingencies...........
                                            ----------    ----------     ---------                    ----------
                                           $ 3,280,045   $   965,127    $1,035,790                   $ 3,700,688
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
                                            ==========    ==========     =========                    ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     For the Six Months Ended June 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                      Non-       Consolidated
                                                       Pioneer     Guarantor      Income Tax                       The
                                            Parent       USA      Subsidiaries     Provision     Eliminations    Company
                                          ---------   ---------   ------------   -------------   ------------   ----------
Revenue and other income:
   Oil and gas..........................  $     -     $ 490,349    $ 130,761         $  -                       $  621,110
   Interest and other...................        -         1,453        2,520            -                            3,973
   Gain on disposition of assets, net...        -         1,413          117            -                            1,530
                                           --------    --------     --------          -----                      ---------
                                                -       493,215      133,398            -                          626,613
                                           --------    --------     --------          -----                      ---------
Costs and expenses:
   Oil and gas production...............        -       107,404       26,177            -                          133,581
   Depletion, depreciation and
      amortization......................        -       129,394       41,214            -                          170,608
   Exploration and abandonments.........        -        41,626       41,288            -                           82,914
   General and administrative...........        632      22,744        5,749            -                           29,125
   Accretion of discount on asset
      retirement obligations............        -         1,844          485            -                            2,329
   Interest.............................     11,487      34,173          654            -                           46,314
   Equity (income) loss from
      subsidiaries......................   (174,196)     21,728          -              -           152,468            -
   Other................................         72       1,312        9,432            -                           10,816
                                           --------    --------     --------          -----                      ---------
                                           (162,005)    360,225      124,999            -                          475,687
                                           --------    --------     --------          -----                      ---------
Income before income taxes and cumulative
   effect of change in accounting
   principle............................    162,005     132,990        8,399            -                          150,926
Income tax provision....................        -           -         (4,334)          (600)                        (4,934)
                                           --------    --------     --------          -----                      ---------
Income before cumulative effect of
   change in accounting principle........   162,005     132,990        4,065           (600)                       145,992
Cumulative effect of change in
   accounting principle, net of tax......        -       11,859        3,554            -                           15,413
                                           --------    --------     --------          -----                      ---------
Net income..............................    162,005     144,849        7,619           (600)                       161,405
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Deferred hedge losses, net of tax..        -      (218,050)     (17,276)           -                         (235,326)
     Net losses included in net income..        -        65,761        7,200            -                           72,961
   Cumulative translation adjustment....        -           -         29,825            -                           29,825
                                           --------    --------     --------          -----                      ---------
Comprehensive income (loss).............  $ 162,005   $  (7,440)   $  27,368         $ (600)                    $   28,865
                                           ========    ========     ========          =====                      =========


                        PIONEER NATURAL RESOURCES COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                     For the Six Months Ended June 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                      Non-       Consolidated
                                                       Pioneer     Guarantor      Income Tax                       The
                                            Parent       USA      Subsidiaries      Benefit      Eliminations    Company
                                          ---------   ---------   ------------   -------------   ------------   ----------
Revenue and other income:
   Oil and gas.........................   $     -     $ 263,499     $ 74,470       $     -          $           $  337,969
   Interest and other..................         -         1,077          929             -                           2,006
   Gain on disposition of assets, net..         -            54          967             -                           1,021
                                           --------    --------      -------        --------                     ---------
                                                -       264,630       76,366             -                         340,996
                                           --------    --------      -------        --------                     ---------
Costs and expenses:
   Oil and gas production..............         -        88,381       12,354             -                         100,735
   Depletion, depreciation and
     amortization......................         -        65,454       35,879             -                         101,333
   Exploration and abandonments........         -        28,303       10,677             -                          38,980
   General and administrative..........         602      17,868        4,206             -                          22,676
   Interest............................       9,739      40,656          663             -                          51,058
   Equity income from subsidiaries.....     (22,501)     (3,674)         -               -           26,175              -
   Other...............................       2,977       1,403       11,624             -                          16,004
                                           --------    --------      -------        --------                     ---------
                                             (9,183)    238,391       75,403             -                         330,786
                                           --------    --------      -------        --------                     ---------
Income before income taxes.............       9,183      26,239          963             -                          10,210
Income tax provision...................         -           -         (1,027)            -                          (1,027)
                                           --------    --------      -------        --------                     ---------
Net income (loss)......................       9,183      26,239          (64)            -                           9,183
Other comprehensive income (loss):
   Deferred hedge gains and losses:
     Unrealized hedge losses...........        (181)    (77,579)     (11,331)            -                         (89,091)
     Net gains included in net income..         262     (30,300)      (5,760)            -                         (35,798)
     Cumulative translation
       adjustment......................         -           -          8,742             -                           8,742
                                           --------    --------      -------        --------                     ---------
   Comprehensive income (loss).........   $   9,264   $ (81,640)    $ (8,413)      $     -                      $ (106,964)
                                           ========    ========     ========        ========                     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                       Non-
                                                                        Pioneer     Guarantor         The
                                                            Parent        USA      Subsidiaries     Company
                                                          ----------   ---------   -------------   ---------
Cash flows from operating activities:
   Net cash provided by (used in) operating
     activities........................................   $  (61,384)  $ 260,274     $ 125,321     $ 324,211
                                                           ---------    --------      --------      --------
Cash flows from investing activities:
   Proceeds from disposition of assets.................        9,440      15,631           641        25,712
   Additions to oil and gas properties.................          -      (260,680)     (126,416)     (387,096)
   Other property (additions) dispositions, net........          -        (6,705)          349        (6,356)
                                                           ---------    --------      --------      --------
     Net cash used in investing activities.............        9,440    (251,754)     (125,426)     (367,740)
                                                           ---------    ---------     --------      --------
Cash flows from financing activities:
   Borrowings under long-term debt.....................      171,812         -             -         171,812
   Principal payments on long-term debt................     (127,349)        -             -        (127,349)
   Payment of noncurrent liabilities...................          -        (6,045)         (183)       (6,228)
   Exercise of long-term incentive plan
     stock options.....................................        9,861         -             -           9,861
   Purchase of treasury stock..........................       (2,349)        -             -          (2,349)
                                                           ---------    --------      --------      --------
     Net cash provided by (used in) financing
       activities......................................       51,975      (6,045)         (183)       45,747
                                                           ---------    --------      --------      --------
Net increase (decrease) in cash and cash equivalents...           31       2,475          (288)        2,218
Effect of exchange rate changes on cash and
   cash equivalents....................................          -           -           1,448         1,448
Cash and cash equivalents, beginning of period.........            6       1,783         6,701         8,490
                                                           ---------    --------      --------      --------
Cash and cash equivalents, end of period...............   $       37   $   4,258     $   7,861     $  12,156
                                                           =========    ========      ========      ========


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                                       Non-
                                                                        Pioneer     Guarantor         The
                                                            Parent        USA      Subsidiaries     Company
                                                          ----------   ---------   -------------   ---------
Cash flows from operating activities:
   Net cash provided by (used in) operating
      activities.......................................   $ (110,071)  $ 185,900     $  64,771     $ 140,600
                                                           ---------    --------      --------      --------
Cash flows from investing activities:
   Proceeds from disposition of assets.................          -        57,791         1,145        58,936
   Additions to oil and gas properties.................          -      (198,066)      (65,227)     (263,293)
   Other property additions, net.......................          -        (6,830)          970        (5,860)
                                                           ---------    --------      --------      --------
     Net cash used in investing activities.............          -      (147,105)      (63,112)     (210,217)
                                                           ---------    ---------     --------      --------
Cash flows from financing activities:
   Borrowings under long-term debt.....................      255,876         -             -         255,876
   Principal payments on long-term debt................     (386,326)        -             -        (386,326)
   Issuance of common stock............................      236,004         -             -         236,004
   Payment of noncurrent liabilities...................          -       (36,282)         (279)      (36,561)
   Exercise of long-term incentive plan stock options..        7,606         -             -           7,606
   Deferred debt issuance costs........................       (3,158)        -             -          (3,158)
                                                           ---------    --------      --------      --------
     Net cash provided by (used in) financing
       activities......................................      110,002     (36,282)         (279)       73,441
                                                           ---------    --------      --------      --------
Net increase (decrease) in cash and cash equivalents...          (69)      2,513         1,380         3,824
Effect of exchange rate changes on cash and
   cash equivalents....................................          -           -          (1,430)       (1,430)
Cash and cash equivalents, beginning of period.........           79      10,900         3,355        14,334
                                                           ---------    --------      --------      --------
Cash and cash equivalents, end of period...............   $       10   $  13,413     $   3,305     $  16,728
                                                           =========    ========      ========      ========

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

Financial and Operating Performance

       The Company's financial and operating performance for the second quarter of 2003 was highlighted by continued production growth, primarily associated with a full quarter of production from the Company's deepwater Gulf of Mexico Canyon Express gas project and the Company-operated Falcon field, which is the second of five significant projects that the Company plans to bring on production through early 2004. The production growth realized by the Company together with favorable worldwide oil and North American gas prices have resulted in significant increases in Pioneer's net income and net cash provided by operating activities during the three and six month periods ended June 30, 2003, as compared to the same periods of 2002.

       The Company reported net income of $77.2 million ($.65 per diluted share) and $161.4 million ($1.36 per diluted share) for the three and six month periods ended June 30, 2003, respectively, as compared to net income of $11.1 million ($.10 per share) and $9.2 million ($.08 per share) for the same periods of 2002. The Company's net income for the six months ended June 30, 2003 includes a $15.4 million ($.13 per share) benefit from the cumulative effect of change in accounting principle, net of tax, associated with the Company's adoption of Statement of Accounting Principles No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). See Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of new accounting pronouncements.

       The Company's net cash provided by operating activities was $189.9 million and $324.2 million for the three and six month periods ended June 30, 2003, respectively, representing increases of $99.3 million, or 110 percent, and $183.6 million, or 131 percent, over the net cash provided by operating activities of the same respective periods of 2002. Net cash provided by operating activities during the three and six month periods ended June 30, 2002 was $90.6 million and $140.6 million, respectively. During the three months ended June 30, 2003, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets, to fund $134.3 million of additions to oil and gas properties and to repay $57.2 million of long-term debt. During the six months ended June 30, 2003, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets and borrowings under the Company's corporate credit facility, to fund $387.1 million of additions to oil and gas properties.

Drilling Highlights

        During the first six months of 2003, the Company incurred $395.1 million in capital expenditures including $124.7 million for development activities, $140.7 million for exploration activities and $129.7 million on acquisitions. The majority of the Company's development and exploration expenditures was spent on drilling wells, seismic data and infrastructure for the Company's significant development projects. The primary component of the acquisition expenditures was the Company's purchase of the 25 percent working interest it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects during March 2003. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the six months ended June 30, 2003:

                        PIONEER NATURAL RESOURCES COMPANY

                                                         Development Drilling
                              ------------------------------------------------------------------------
                              Beginning Wells      Wells      Successful   Unsuccessful   Ending Wells
                                in Progress        Spud          Wells         Wells      In Progress
                              ---------------   -----------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast.....         1              13            14            -              -
Permian Basin.................         2              78            75            -                5
Mid-Continent.................         4              65            64              2              3
                                  ------          ------        ------         ------         ------
       Total Domestic.........         7             156           153              2              8
                                  ------          ------        ------         ------         ------

Argentina.....................         3              19            18              1              3
Canada........................         4              10             7              7            -
Tunisia.......................       -                 1           -                -              1
                                  ------          ------        ------         ------         ------
       Total Worldwide........        14             186           178             10             12
                                  ======          ======        ======         ======         ======

                                                    Exploration/Extension Drilling
                              ------------------------------------------------------------------------
                              Beginning Wells      Wells      Successful   Unsuccessful   Ending Wells
                                in Progress        Spud          Wells         Wells      In Progress
                              ---------------   -----------   ----------   ------------   ------------

Gulf of Mexico/Gulf Coast.....       -                 8             2              5              1
Alaska........................       -                 3           -              -                3
                                  ------          ------        ------         ------         ------
     Total Domestic...........       -                11             2              5              4
                                  ------          ------        ------         ------         ------

Argentina.....................         6              19            17              5              3
Canada........................         4              46            16             24             10
South Africa..................       -                 3           -                3            -
Tunisia.......................       -                 3           -                1              2
                                  ------          ------        ------         ------         ------
     Total Worldwide..........        10              82            35             38             19
                                  ======          ======        ======         ======         ======

       Domestic. The Company spent $301.4 million during the first six months of 2003 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $206.1 million of acquisition, drilling and seismic capital. In the deepwater Gulf of Mexico, the Company completed its Falcon field development in mid-March 2003 and, as discussed above, purchased the remaining 25 percent working interest in Falcon and related prospects that the Company did not already own. The Company has two major development projects that remain in progress as of June 30, 2003:

      o Devils Tower - The Dominion-operated Devils Tower development project in Mississippi Canyon was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The hull of the spar was constructed in Indonesia and was successfully transported to the United States during the first quarter of 2003 where the topsides will be added during the third quarter of 2003. The spar has slots for eight dry tree wells and up to three subsea tie-back wells and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Eight Devils Tower wells and one subsea tie-back well have been drilled and are awaiting completion, while a second subsea tie-back development well is planned to be drilled during the fourth quarter of 2003. Devils Tower production is scheduled to begin in the first quarter of 2004 and will be phased in as the wells are individually completed from the spar. Pioneer holds a 25 percent working interest in the projects. The Company also has plans to drill another exploratory well by the end of 2003 that would be completed as a third subsea tie-back well, if successful.

       o Harrier - The Company discovered the Harrier field during the first quarter of 2003, encountering over 350 feet of gas-bearing sand in a single zone. Pioneer operates the block with a 100 percent working interest, subsequent to the acquisition discussed above, and

                        PIONEER NATURAL RESOURCES COMPANY


           is developing the field as a single-well subsea tie-back to the Falcon field facilities which were designed to be expandable. To accommodate incremental Harrier field production and potential throughput associated with planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon platform on the Gulf of Mexico shelf is being added, doubling its capacity to 400 MMcf of gas per day. The Company expects first gas production from Harrier field in early 2004 with combined daily gas production from Falcon field and Harrier field expected to reach 275 MMcf per day.

       The Devils Tower and Harrier field projects were impacted by recent severe weather and strong currents in the Gulf of Mexico. Although the severe weather and strong currents did not result in meaningful change to the projects' schedules, future weather-related delays, if extensive, may result in unavoidable schedule changes.

       In addition to the development projects described above in the deepwater Gulf of Mexico, the Company drilled two exploratory dry holes in the Falcon area during the first quarter and plans to drill two additional exploration prospects later this year in conjunction with the completion of the Harrier well. If successful, these Falcon area prospects could also be tied back to the Falcon field to utilize excess pipeline and processing capacity. Additionally, the Company controls 32 blocks in the area.

       During January 2003, the Company announced a joint exploration agreement with Woodside for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside has taken a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and includes five exploratory wells to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement will target gas plays below 15,000 feet. The eight wells to be drilled by the parties in 2003 and 2004 are on prospects generated and leased by the Company since 1997. The first two wells under this joint agreement were unsuccessful. The third well is in progress and the results are expected to be known in August 2003. Additionally, the Company and Woodside will evaluate shallower gas prospects on the Gulf of Mexico shelf on other blocks covered by the leases for potential inclusion in the drilling program.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where three development wells and one extension well were successfully completed during the first half of 2003. The Company plans to drill an additional four development wells and two extension wells during the remainder of 2003.

       Alaska. In Alaska, the Company spent $33.4 million during the first six months of 2003 to drill three exploration wells on the NW Kuparuk prospect to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial. The wells also encountered thick sections of oil-bearing Jurassic-aged sands. The first well flowed at a sustained rate of approximately 1,300 barrels per day. The test results are currently being evaluated to determine the commercial viability of the Jurassic reservoir.

       Permian Basin area. In the Permian Basin area, the Company spent $34.1 million during the first six months of 2003 primarily on development drilling in the Spraberry field. The Company plans to drill approximately 150 wells in the Spraberry field during 2003.

       Mid-Continent area. I n the Mid-Continent area, the Company spent $27.8 million during the first six months of 2003, primarily in the West Panhandle field where the Company plans to drill approximately 100 wells this year. The Company also plans to drill approximately 30 Hugoton wells later this year.

       Argentina. In Argentina, the Company spent $26.1 million of acquisition, drilling and seismic capital during the first six months of 2003. The majority of costs was spent to drill extension and development wells targeting oil reserves in the Neuquen Basin.

                        PIONEER NATURAL RESOURCES COMPANY


       Canada. In Canada, the Company spent $36.7 million of acquisition, drilling and seismic capital during the first six months of 2003, primarily in the Chinchaga, Martin Creek and Ladyfern areas that are only accessible for drilling during the winter months. Pioneer tested several shallow gas plays finding multiple gas-bearing zones based on open-hole logs and mud log shows in several wells. However, unseasonably warm weather resulted in a very short drilling season in Canada, and approximately eight of the wells drilled will have to be tested during next year's winter drilling season. Three wells were drilled to test the Slave Point formation in the Ladyfern field area. One well was unsuccessful and two wells were unsuccessful in the Slave Point formation, but are being evaluated for uphole potential in another formation.

       Africa. In Africa, the Company spent $30.9 million of acquisition, drilling and seismic capital during the first six months of 2003 in South Africa, Tunisia and Gabon.

       South Africa. In South Africa, the Company spent $19.6 million of capital to drill three exploratory wells and to continue development of its Sable field that is expected to have first oil production during August 2003. The production delay to August 2003 is primarily attributable to the owner of the floating production facility being leased by Pioneer encountering unexpected problems with the new compression equipment installed on the facility, resulting in extensive reconditioning. Oil sales are expected by late in the third quarter as soon as sufficient inventory has been built to offload oil for the first shuttle delivery to onshore facilities. During the second quarter of 2003, the Company drilled its three 2003 planned exploratory wells in South Africa, none of which were commercial.

       Tunisia. In Tunisia, the Company spent $9.7 million of capital during the first six months of 2003. The Company began development activities on its Adam discovery which began production during the second quarter of 2003. First sales are expected during the fourth quarter. The Company also drilled an exploration well on its Jorf permit which was unsuccessful.

       The Company drilled two exploration wells on its Anadarko-operated Anaguid permit during the second quarter of 2003. The CEM-1 encountered 95 feet of net gas and condensate pay in upper Ordovician sandstones. In a drill stem test, the unstimulated well flowed at a rate of 3,600 Mcf per day and 540 Bbls per day. A second well, the SEA-1, encountered 52 feet of net pay in the same section. Both wells have been suspended, pending the evaluation of commercial development plans. On the Borj El Khadra block, Pioneer is participating in the Adam 2 development well, the first development well in the new 860 square kilometer Adam concession. The discovery well, Adam 1, has been producing through nearby facilities at the Oued Zar field at a gross stabilized rate of over 3,500 Bbls per day since late May 2003. Following the completion of the Adam 2 well, the Company plans to drill the Hawa exploration well in the southern portion of the Adam concession where Pioneer has a 28 percent working interest.

       Gabon. In Gabon, the Company spent $1.6 million during the first half of 2003. The Company is awaiting final government approval of renegotiated terms in Gabon. Upon formal approval of terms, the Company expects to commence a drilling program early in 2004 as part of its development plan for the project.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $340.0 million and $621.1 million for the three and six month periods ended June 30, 2003, respectively, compared to $172.4 million and $338.0 million for the same respective periods of 2002. The increase in oil and gas revenues during the three and six month periods ended June 30, 2003, as compared to the same periods of 2002, was principally attributable to initial sales from the Company's deepwater Gulf of Mexico Canyon Express and Falcon field gas projects, increased gas sales in Argentina and to commodity price increases. As expected, declines in Canadian production partially offset the above described increases to oil and gas revenues.

       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three and six month periods ended June 30, 2003 and 2002:

                        PIONEER NATURAL RESOURCES COMPANY

                                             Three months ended    Six months ended
                                                   June 30,            June 30,
                                            -------------------   -------------------
                                              2003       2002       2003       2002
                                            --------   --------   --------   --------
   Production:
      Oil (MBbls)........................      2,919      2,806      5,790      5,915
      NGLs (MBbls).......................      2,062      1,981      4,045      3,920
      Gas (MMcf).........................     56,979     31,166     97,219     60,662
      Total (MBOE).......................     14,477      9,983     26,037     19,946
   Average daily production:
      Oil (Bbls).........................     32,079     30,840     31,987     32,680
      NGLs (Bbls)........................     22,656     21,776     22,346     21,658
      Gas (Mcf)..........................    626,143    342,478    537,119    335,148
      Total (BOE)........................    159,092    109,696    143,853    110,196
   Average reported prices:
      Oil (per Bbl):
        United States....................   $  24.31   $  24.54   $  25.07   $  24.40
        Argentina........................   $  24.07   $  19.74   $  24.83   $  20.28
        Canada...........................   $  25.09   $  20.08   $  28.57   $  18.94
        Worldwide........................   $  24.25   $  23.58   $  25.03   $  23.37
      NGLs (per Bbl):
        United States....................   $  17.09   $  14.20   $  19.34   $  12.47
        Argentina........................   $  23.13   $  17.64   $  23.63   $  13.32
        Canada...........................   $  26.90   $  20.37   $  27.18   $  16.47
        Worldwide........................   $  17.92   $  14.58   $  19.92   $  12.68
      Gas (per Mcf):
        United States....................   $   4.84   $   3.23   $   4.79   $   3.14
        Argentina........................   $    .57   $    .44   $    .56   $    .54
        Canada...........................   $   4.08   $   2.64   $   4.20   $   2.47
        Worldwide........................   $   4.08   $   2.48   $   4.07   $   2.48

       On a BOE basis, worldwide average daily production increased by 45 percent and 31 percent during the three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. During the second quarter of 2003 as compared to the second quarter of 2002, worldwide oil production increased by four percent; NGL production increased by four percent; and gas production, augmented by a full quarter of production from both the Canyon Express and Falcon field gas projects, increased by 83 percent. During the first half of 2003, as compared to the first half of 2002, worldwide oil production declined by two percent; NGL production increased by three percent; and gas production, augmented by six months of production from Canyon Express and production since March from the Falcon field, increased by 60 percent. Per BOE average daily production, on a second-quarter to second-quarter comparison, increased by 56 percent in the United States and by 32 percent in Argentina, while production in Canada decreased by 13 percent. During the first half of 2003 as compared to the first half of 2002, per BOE average daily production increased by 41 percent in the United States and by 11 percent in Argentina and declined by 12 percent in Canada.

       Third quarter 2003 production is expected to average 150,000 to 165,000 BOE per day and total 2003 production is expected to range from 55 million to 60 million BOE.

       With a full year of production from the new fields brought on in 2003 and the addition of Harrier field and Devils Tower production in early 2004, the Company expects 2004 production to range from 63 million to 75 million BOE.

       As discussed above, oil and gas revenues for the three and six month periods ended June 30, 2003 were positively impacted by commodity price increases. Comparing the second quarter of 2003 to the same period in 2002, the Company's average worldwide oil price increased three percent, average worldwide NGL prices increased 23 percent and average worldwide gas prices increased 65 percent. Comparing the first six months of 2003 to the same period in 2002, the

                        PIONEER NATURAL RESOURCES COMPANY


Company's average worldwide oil price increased seven percent, average worldwide NGL prices increased 57 percent and average worldwide gas prices increased 64 percent.

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swap and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) lock in prices to protect the economics related to certain capital projects. During the three and six months periods ended June 30, 2003, the Company's commodity price hedges decreased oil and gas revenues by $22.6 million and $73.0 million, respectively, as compared to increasing oil and gas revenues by $3.9 million and $36.2 million during the same periods in 2002. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and six month periods ended June 30, 2003 and 2002.

       During July 2003, the Company entered into new oil swap contracts for 2,000 Bbls per day for September 2003 with average per Bbl fixed prices of $30.18 and gas swap contracts for 180,000 Mcf per day for the period of September 2003 through December 2003with average per Mcf fixed prices of $4.85.

       Gain on disposition of assets. During the three and six month periods ended June 30, 2003, the Company recorded $104 thousand and $1.5 million, respectively, of net gains on the disposition of assets, as compared to $1.1 million and $1.0 million, respectively, of net gains on the disposition of assets during the same periods in 2002.

       Production costs. During the three and six month periods ended June 30, 2003, total production costs per BOE averaged $4.80 and $5.13, respectively, representing a decrease of $.18 per BOE (four percent) and an increase of $.08 per BOE (two percent), respectively, as compared to production costs per BOE of $4.98 and $5.05 during the same respective periods of 2002. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

       The decrease in production costs per BOE during the three months ended June 30, 2003, as compared to the same period in 2002, is primarily due to decreases in workover costs, ad valorem taxes and production taxes, partially offset by an increase in field fuel expense as a result of higher gas prices and increased lease operating expenses. As compared to the first half of 2002, the increase in production costs per BOE during the first half of 2003 was due to increases in production taxes and field fuel expenses as a result of higher gas prices, partially offset by lower lease operating expense, ad valorem taxes and workover costs.

                                                Three months ended  Six months ended
                                                     June 30,           June 30,
                                                -----------------   -----------------
                                                  2003      2002      2003      2002
                                                -------   -------   -------   -------
                                                              (per BOE)
       Lease operating expense...............   $  3.00   $  2.87   $  3.00   $  3.08
       Taxes:
          Production.........................       .59       .63       .70       .56
          Ad valorem.........................       .38       .55       .43       .55
       Field fuel expenses...................       .72       .65       .85       .57
       Workover costs........................       .11       .28       .15       .29
                                                 ------    ------    ------    ------
             Total production costs..........   $  4.80   $  4.98   $  5.13   $  5.05
                                                 ======    ======    ======    ======

       Based on market-quoted commodity prices during July 2003, the Company expects third quarter 2003 production costs to average $4.75 to $5.15 per BOE. The potential increase is primarily due to higher per BOE lease operating expenses associated with forecasted Sable production and an increase in expected workover costs.

                        PIONEER NATURAL RESOURCES COMPANY


       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $6.95 and $6.55 for the three and six month periods ended June 30, 2003, respectively, as compared to $5.10 and $5.08 during the three and six month periods ended June 30, 2002. Depletion expense per BOE, the largest component of depletion, depreciation and amortization expense, was $6.78 and $6.37 per BOE during the three and six month periods ended June 30, 2003, respectively, as compared to $4.89 and $4.87 per BOE during the same respective periods of 2002. The increase in per BOE depletion expense is primarily due to increases in higher cost-basis deepwater Gulf of Mexico production volumes.

       The Company expects third quarter 2003 depletion, depreciation and amortization expense to average $6.90 to $7.30 per BOE. The potential increase is principally attributable to higher cost-basis Sable production volumes.

       Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $47.0 million and $82.9 million during the three and six month periods ended June 30, 2003, respectively, as compared to $17.9 million and $39.0 million during the same respective periods in 2002. The in exploration, abandonments, geological and geophysical costs during the six months of 2003 as compared to the first six months of 2002 is primarily due to increased exploration/extension drilling in the Gulf of Mexico, South Africa, Canada and Tunisia and increases in seismic acquisitions that will contribute to future exploration activities. During the six months ended June 30, 2003, the Company completed and evaluated 73 exploration/extension wells, 35 of which were successfully completed as discoveries. During the same period in 2002, the Company completed and evaluated 18 exploration/extension wells, 14 of which were successfully completed as discoveries.

       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three and six month periods ended June 30, 2003 and 2002:


                                               United                            Other
                                               States    Argentina    Canada    Foreign     Total
                                              --------   ---------   --------   -------   ----------
                                                                  (in thousands)
   Three months ended June 30, 2003:
     Geological and geophysical costs......   $ 11,849    $ 4,776    $    578   $   854    $ 18,057
     Exploratory dry holes.................      9,820        551       1,156    15,229      26,756
     Leasehold abandonments and other......        934      1,201          99       -         2,234
                                               -------     ------     -------    ------     -------
                                              $ 22,603    $ 6,528    $  1,833   $16,083    $ 47,047
                                               =======     ======     =======    ======     =======
   Three months ended June 30, 2002:
     Geological and geophysical costs......   $  6,002    $ 1,645    $  1,364   $   521    $  9,532
     Exploratory dry holes.................      6,844        -            31       178       7,053
     Leasehold abandonments and other......      1,127          3         145       -         1,275
                                               -------     ------     -------    ------     -------
                                              $ 13,973    $ 1,648    $  1,540   $   699    $ 17,860
                                               =======     ======     =======    ======     =======
   Six months ended June 30, 2003:
     Geological and geophysical costs......   $ 17,688    $ 6,508    $  1,915   $ 2,328    $ 28,439
     Exploratory dry holes.................     21,178      1,431       9,870    17,456      49,935
     Leasehold abandonments and other......      1,524      1,633       1,375         8       4,540
                                               -------     ------     -------    ------     -------
                                              $ 40,390    $ 9,572    $ 13,160   $19,792    $ 82,914
                                               =======     ======     =======    ======     =======
   Six months ended June 30, 2002:
     Geological and geophysical costs......   $ 10,302    $ 3,215    $  2,367   $ 3,853    $ 19,737
     Exploratory dry holes.................     14,684        399       1,190       204      16,477
     Leasehold abandonments and other......      2,298        174         286         8       2,766
                                               -------     ------     -------    ------     -------
                                              $ 27,284    $ 3,788    $  3,843   $ 4,065    $ 38,980
                                               =======     ======     =======    ======     =======

                        PIONEER NATURAL RESOURCES COMPANY



       The Company expects third quarter 2003 exploration and abandonment expense to be $25 million to $50 million, dependent largely on exploratory drilling results and expected seismic expenditures.

       General and administrative expense. General and administrative expenses for the three and six month periods ended June 30, 2003 were $13.6 million and $29.1 million, respectively, as compared to $10.8 million and $22.7 million during the same respective periods in 2002. The increases of $2.8 million and $6.4 million in general and administrative expense for the respective three and six month periods ended June 30, 2003, as compared to the same periods in 2002, are primarily due to increases in performance related compensation costs.

       The Company expects third quarter 2003 general and administrative expense to be approximately $13 million to $15 million.

       Accretion of discount on asset retirement obligations. During the three and six month periods ended June 30, 2003, accretion of discount on asset retirement obligations was $1.2 million and $2.3 million, respectively. The provisions of SFAS 143 require that the accretion of discount on asset retirement obligations be classified in the consolidated statement of operations separate from interest expense. Prior to 2003 and the adoption of SFAS 143, the Company classified accretion of discount on asset retirement obligations in interest expense. The Company's interest expenses during the three and six month periods ended June 30, 2002 include $632 thousand and $1.3 million, respectively, of accretion of discount on asset retirement obligations that was calculated prior to the adoption of SFAS 143 based on asset retirement obligations recorded in purchased business combinations. See "Cumulative effect of change in accounting principle" and Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

        The Company expects third quarter 2003 accretion of discount on asset retirement obligations to be approximately $1 million.

       Interest expense. Interest expense was $23.8 million and $46.3 million for the three and six month periods ended June 30, 2003, respectively, as compared to $24.7 million and $51.1 million for the same respective periods in 2002. The decreases of $918 thousand (or four percent) and $4.8 million (or nine percent) in interest expense for the three and six month periods ended June 30, 2003, respectively, as compared to the same respective periods of 2002, are primarily attributable to interest savings from the repayment of a higher yielding capital cost obligation and a portion of the Company's 9-5/8 percent and 8-7/8 percent senior notes, lower underlying market rates of interest, a
12.5 basis point decrease on May 16, 2003 in the Eurodollar margin component of the interest rate incurred under the Company's $575.0 million corporate credit facility, the aforementioned separate classification of accretion of discount on asset retirement obligations and increases of $503 thousand and $1.5 million in interest rate hedge gains, respectively. Partially offsetting the decreases in interest expense described above were reductions of $1.5 million and $1.7 million, respectively, in interest capitalized during the three and six month periods ended June 30, 2003, as compared to the same respective periods in 2002.

       The Company expects third quarter 2003 interest expense to be $23 million to $25 million.

       Other expenses. Other expenses for the three and six month periods ended June 30, 2003 were $5.6 million and $10.8 million, respectively, as compared to $7.7 million and $16.0 million for the same respective periods in 2002. The $2.1 million decrease in other expenses during the three months ended June 30, 2003, as compared to the same period of 2002, is primarily attributable to a $2.8 million loss recognized from the early extinguishment of higher yielding senior notes in 2002. The $5.2 million decrease in other expense during the six months ended June 30, 2003, as compared to the same period of 2002, is primarily attributable to a $6.5 million decrease in foreign exchange transaction and remeasurement charges and a $2.8 million loss recognized from the early extinguishment of higher yielding senior notes in 2002, partially offset by a $2.0 million increase in the ineffective portions of commodity price hedge losses. See "Cumulative effect of change in accounting principle" presented below for information regarding the classification of 2002 extraordinary losses on the early extinguishment of debt.

                        PIONEER NATURAL RESOURCES COMPANY


       Income tax provisions. During the three and six month periods ended June 30, 2003, the Company recognized income tax provisions of $2.6 million and $4.9 million, respectively, that were primarily attributable to Argentine taxable income and a $600 thousand United States alternative minimum tax provision. During the three and six month periods ended June 30, 2002, the Company recognized income tax provisions of $1.4 million and $1.0 million, of which amounts $1.2 million and $659 thousand, respectively, were attributable to Argentine taxable income. The income tax provision for the six months ended June 30, 2003 is net of a $1.3 million provision that is associated with the benefit recognized from the adoption of SFAS 143 during the first quarter of 2003 (see "Cumulative effect of change in accounting principle").

       Due to uncertainties regarding the Company's utilization of net operating loss carryforwards and other credit carryforwards, the Company has established valuation reserves to reduce the carrying value of its deferred tax assets. The Company continues to monitor oil and gas commodity price outlooks and forecasted capital spending plans, production volumes and taxable income and will reduce its deferred tax asset valuation reserves if it becomes more likely than not that they will be utilized prior to their scheduled maturity. The Company's financial results have improved substantially during 2003 as a result of the combined affects of significant production growth and improved commodity prices. Further production growth is anticipated from projects currently under development that will be completed during the next six to eight months. These circumstances, combined with a stable outlook for future commodity prices, increase the likelihood that the Company may generate sufficient future taxable income to utilize its net operating loss and other tax credit carryforwards prior to their scheduled expiration.

       The Company estimates that its third quarter income tax provision will be $4 million to $6 million, principally comprised of Argentine income taxes and minimal alternative minimum tax in the United States as the Company benefits from its net operating loss carryforwards in the United States and Canada.

       Cumulative effect of change in accounting principle. As previously noted, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of associated deferred income taxes.

       On January 1, 2003, the Company also adopted the provisions of SFAS 145, the provisions of which did not result in a cumulative effect adjustment. In accordance with the provisions of SFAS 145, the Company reclassified to other expense extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million recorded during the three month periods ended June 30 and September 30, 2002, respectively.

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

       Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and six month periods ended June 30, 2003 totaled $134.3 million and $387.1 million, respectively. The Company's second quarter 2003 additions to oil and gas properties were funded by $189.9 million of net cash provided by operating activities. During the six months ended June 30, 2003, the Company's additions to oil and gas properties were funded by $324.2 million of net cash provided by operating activities, $25.7 million of proceeds from the disposition of assets and borrowings under the Company's corporate credit facility. The Company's capital expenditures during the three months ended June 30, 2002 were funded by $90.6 million of net cash provided by operating activities, $7.3 million of proceeds from the disposition of assets and proceeds from the April 2002 sale of 11.5 million shares of common stock (the "Stock Offering"). The Company's capital expenditures during the six months ended June 30, 2002 were funded by $140.6 million of net cash provided by operating activities, $58.9 million of proceeds from the disposition of assets and proceeds from the Stock Offering.

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements, terminated commodity

                        PIONEER NATURAL RESOURCES COMPANY


hedges and other contracts. During the six months ended June 30, 2003, the Company increased its long-term debt by $42.2 million, reduced its obligations under the Btu swap agreements by $3.2 million and locked-in $46.0 million of remaining liabilities associated with the termination of commodity hedges prior to their scheduled maturity. The Company's contractual obligations for which the ultimate settlement amounts are not fixed and determinable are currently limited to derivative contracts that are sensitive to future changes in commodity prices. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the six months ended June 30, 2003.

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

       Operating activities. Net cash provided by operating activities during the three and six month periods ended June 30, 2003 were $189.9 million and $324.2 million, respectively, as compared to $90.6 million and $140.6 million for the same respective periods in 2002. The increase in net cash provided by operating activities during the three and six month periods ended June 30, 2003, as compared to the same periods in 2002, is primarily due to higher gas production and higher commodity prices.

       Financing activities. Net cash used in financing activities during the three months ended June 30, 2003 was $57.3 million and net cash provided by financing activities during the six months ended June 30, 2003 was $45.7 million. In comparison, net cash provided by financing activities was $81.5 million and $73.4 million during the three and six month periods ended June 30, 2002. During the three and six month periods ended June 30, 2002, the Company used a portion of the $236.0 million of net proceeds from the Stock Offering to fund a portion of the net cash used in investing activities and to repay a portion of its long-term debt and noncurrent liabilities. During the six months ended June 30, 2003, the primary source of net cash provided by financing activities was first quarter 2003 borrowings under the Company's $575 million corporate credit facility (the "Credit Facility"). The borrowings under the Credit Facility were used to fund the $117.7 million of cash paid, including normal closing adjustments, to acquire an additional 25 percent working interest in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico. During the second quarter of 2003, net cash provided by operating activities increased while net cash used for investing activities declined allowing the Company to reduce long-term debt by $57.2 million.

       During February 2003, the Company entered into interest rate swap contracts to hedge the fair value of its 9-5/8 percent senior notes due in 2010. The terms of these swap contracts obligated the Company to pay the counterparties a variable annual rate equal to the six-month LIBOR plus 566.4 basis points and obligated the counterparties to pay the Company a fixed rate of 9-5/8 percent based on a notional debt amount of $250 million. During May 2003, the Company received $11.4 million of cash from the termination of the interest rate swap agreements prior to their scheduled maturity.

       Outstanding borrowings under the Credit Facility totaled $310.0 million as of June 30, 2003, excluding $28.8 million of undrawn letters of credit issued under the Credit Facility. The weighted average interest rates on the Company's indebtedness for each of the three and six month periods ended June 30, 2003 was
5.0 percent, as compared to 6.0 percent and 6.1 percent for the same respective periods in 2002, taking into account the effect of lower market interest rates and the Company's interest rate swaps.

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

                        PIONEER NATURAL RESOURCES COMPANY



       Sales of assets. During the three and six month periods ended June 30, 2003, proceeds from the sale of assets totaled $10.2 million and $25.7 million, respectively, as compared to $7.3 million and $58.9 million for the same periods in 2002. The Company's 2003 asset divestitures were primarily comprised of derivative assets and Gulf of Mexico shelf prospects, in which a partial interest was sold to Woodside. The Company's 2002 asset divestitures were primarily comprised of derivative assets.

       Book capitalization and liquidity. The Company's total debt was $1.7 billion as of June 30, 2003 and December 31, 2002. The Company's total book capitalization at June 30, 2003 was $3.1 billion, consisting of total debt of $1.7 billion and stockholders' equity of $1.4 billion. Consequently, the Company's debt to total capitalization at June 30, 2003 and December 31, 2002 was 55 percent. The Company's ratio of current assets to current liabilities was ..52 at June 30, 2003 and .54 at December 31, 2002. Including $28.8 million of undrawn and outstanding letters of credit, the Company had $236.2 million of unused borrowing capacity available under its Credit Facility as of June 30,
2003. During the remainder of 2003, the Company anticipates that net cash provided by operating activities, based on current commodity prices, will exceed budgeted capital expenditures and contractual obligations and be sufficient to reduce long-term debt by $75 million to $100 million from the year-end 2002 balance.

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

       The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first six months of 2003:

                                                  Derivative Contract Assets (Liabilities)
                                                --------------------------------------------
                                                                       Foreign
                                                            Interest   Exchange
                                                Commodity     Rate       Rate        Total
                                                ---------   --------   ---------   ---------
                                                              (in thousands)
   Fair value of contracts outstanding
      as of December 31, 2002...............    $(108,804)  $    -      $   15     $(108,789)
   Changes in contract fair value...........     (236,730)    11,374         3      (225,353)
   Contract realizations:
       Maturities...........................      101,483     (1,934)      (18)       99,531
       Terminations - cash settlements......          125     (9,440)      -          (9,315)
       Terminations - future net obligations       53,362        -         -          53,362
                                                 --------    -------     -----      --------
   Fair value of contracts outstanding
      as of June 30, 2003...................    $(190,564)  $    -      $  -       $(190,564)
                                                 ========    =======     =====      ========

       The following disclosures provide specific information about material changes that have occurred since December 31, 2002 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in market commodity prices, interest rates or foreign exchange rates.

       Interest rate sensitivity. The following table provides information about the debt obligations that the Company was a party to as of June 30, 2003 and that are sensitive to changes in interest rates. The table presents the debt obligations by maturity dates together with the weighted average interest rates expected to be paid on the debt, given current contractual terms and market conditions. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2003. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

                        PIONEER NATURAL RESOURCES COMPANY



       During February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts, the Company was to receive a fixed annual rate of 9-5/8 percent on $250 million notional amount and agreed to pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi-annually, plus a weighted average margin of
566.4 basis points. During May 2003, the Company terminated the 9-5/8 percent senior notes interest rate swaps for cash proceeds of $11.4 million, including outstanding maturities of $2.0 million.

                            Interest Rate Sensitivity
                      Debt Obligations as of June 30, 2003

                                                                                                                 Liability
                                  2003     2004      2005      2006      2007     Thereafter     Total      Fair Value
                                 ------   ------   --------   ------   --------   ----------   ----------   ----------
                                               (in thousands, except interest rates)
 Total Debt:
    Fixed rate debt............  $  -     $  -     $137,770   $  -     $157,764   $1,105,203   $1,400,737   $(1,513,450)
    Weighted average
      interest rate (%)........    7.93     7.93       7.94     7.94       7.92         7.90
    Variable rate debt.........  $  -     $  -     $310,000   $  -     $    -     $      -     $  310,000   $  (310,000)
    Average interest rate (%)..    2.45     3.37       5.00

       Commodity price sensitivity. During the first six months of 2003, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that the Company was a party to as of June 30, 2003. All of the oil and gas derivative financial instruments that the Company was a party to as of June 30, 2003 and that were sensitive to oil or gas price changes qualified as hedges.

       See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
             Derivative Financial Instruments as of June 30, 2003(3)

                                                                             Liability
                                                 2003      2004      2005    Fair Value
                                               -------   -------   -------   ----------
                                               (in thousands, except volumes and prices)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts............................   16,859     9,000     7,000    $(24,849)
      Weighted average fixed price
        per Bbl..............................  $ 24.69   $ 22.96   $ 24.00
 Average forward NYMEX oil
   prices (2)................................  $ 29.61   $ 26.77   $ 24.67

---------------
(1)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) The average forward NYMEX oil prices are based on July 29, 2003 market quotes.
(3) During July 2003, the Company entered into new oil swap contracts for 2,000 Bbls per day for September 2003 with average per Bbl fixed prices of $30.18.

                                       36

                        PIONEER NATURAL RESOURCES COMPANY


                              Gas Price Sensitivity
            Derivative Financial Instruments as of June 30, 2003 (4)

                                                                                                    Liability
                                                 2003       2004       2005      2006       2007    Fair Value
                                              ---------   --------   -------   --------   -------   ----------
                                                             (in thousands, except volumes and prices)
Gas Hedge Derivatives (1):
  Average daily notional MMBtu volumes (2):
   Swap contracts............................   130,000    230,000    60,000     70,000    20,000    $(163,431)
      Weighted average fixed price
        per MMBtu............................  $   3.79   $   3.99   $  4.28    $  4.23   $  3.75
   Collar contracts..........................               50,000                                   $  (2,284)
      Weighted average short call ceiling
        price per MMBtu......................             $   6.84
      Weighted average long put floor price
         per MMBtu...........................             $   4.00
  Average forward NYMEX gas
   prices (3)................................  $   4.81   $   4.79   $  4.59    $  4.60   $  4.67

---------------

(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and option contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3)  The  average  forward  NYMEX gas prices are based on July 29,  2003  market quotes.
(4) During July 2003, the Company entered into new gas swap contracts for 180,000 Mcf per day for the period September 2003 through December 2003 with average per Mcf fixed prices of $4.85.

Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Report, the Company's principal executive officer ("CEO") and principal financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that the Company's disclosure controls and procedures are effective.

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

Item 4.     Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of stockholders was held on May 15, 2003 in Irving, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 7,
2003). The following is a brief description of each proposal and results of the stockholders' votes.

       Election of Directors. Prior to the meeting, the Company's Board of Directors designated three nominees as Class III directors with their terms to expire at the annual meeting in 2006 when their successors are elected and qualified. Messrs. Jones, Ramsey and Solberg were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                 Authority               Broker
                                       For       Withheld    Abstain   Non-Votes
                                   -----------   ---------   -------   ---------
      Jerry P. Jones               107,705,194    665,595       -          -
      Charles E. Ramsey, Jr.       107,687,034    683,755       -          -
      Robert A. Solberg            107,884,263    486,526       -          -

        In addition, the term of office for the following directors continued after May 15, 2003: James R. Baroffio, Edison C. Buchanan, R. Hartwell Gardner, James L. Houghton, Linda K. Lawson, and Scott D. Sheffield.

        Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2003 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

            For                         106,523,026
            Against                       1,781,908
            Abstain                          65,855
            Broker non-votes                    -

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

       During the three months ended June 30, 2003, the Company filed with the SEC current reports on Form 8-K on April 1 and April 29.

                        PIONEER NATURAL RESOURCES COMPANY


       The Company's April 1, 2003 Form 8-K provided, as exhibits thereto, two news releases issued by the Company on March 31 announcing, together with related information, (i) first production from the Falcon field in the Gulf of Mexico, (ii) approval of Harrier development, (iii) acquisition of an additional interest in Falcon, Harrier and related assets, (iv) a new Company record for North American gas production and (v) an update on operations.

       The Company's April 29, 2003 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on April 29, 2003 announcing the Company's financial and operating results for the quarter ended March 31, 2003; providing the Company's second quarter 2003 financial outlook based on then current expectations and providing information regarding the Company's oil and gas price hedges.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          PIONEER NATURAL RESOURCES COMPANY



Date:   July 31, 2003              By:       /s/ Timothy L. Dove
                                          -------------------------------------
                                          Timothy L. Dove
                                          Executive Vice President and Chief
                                          Financial Officer



Date:   July 31, 2003              By:       /s/ Richard P. Dealy
                                          -------------------------------------
                                          Richard P. Dealy
                                          Vice President and Chief
                                          Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY



Exhibit Index

                                                                         Page

     31.1*      Chief Executive Officer certification under
                Section 302 of Sarbanes-Oxley Act of 2002.
     31.2*      Chief Financial Officer certification under
                Section 302 of Sarbanes-Oxley Act of 2002.
     32.1*      Chief Executive Officer certification under
                Section 906 of Sarbanes-Oxley Act of 2002.
     32.2*      Chief Financial Officer certification under
                Section 906 of Sarbanes-Oxley Act of 2002.


* filed herewith