Form 10-Q
period 2003-09-30
PIONEER NATURAL RESOURCES CO
filed 2003-10-31
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



       / x /     Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       or

       /   /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from _______ to ________


                           Commission File No. 1-13245


                       PIONEER NATURAL RESOURCES COMPANY
             (Exact name of Registrant as specified in its charter)


                  Delaware                                  75-2702753
    -----------------------------------------          ---------------------
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                 Identification Number)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas                75039
------------------------------------------------              -----------
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

                                Yes / x / No / /

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of
    October 30, 2003................................................ 118,027,311

                        PIONEER NATURAL RESOURCES COMPANY


                                TABLE OF CONTENTS




                                                                          Page


Definitions of Oil and Gas Terms and Conventions Used Herein............    3

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2003 and
            December 31, 2002...........................................    4

          Consolidated Statements of Operations for the three and
            nine months ended September 30, 2003 and 2002...............    5

          Consolidated Statement of Stockholders' Equity for the
            nine months ended September 30, 2003........................    6

          Consolidated Statements of Cash Flows for the three and
            nine months ended September 30, 2003 and 2002...............    7

          Consolidated Statements of Comprehensive Income (Loss)
            for the three and nine months ended September 30,
            2003 and 2002...............................................    8

          Notes to Consolidated Financial Statements....................    9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....   36

Item 4.   Controls and Procedures.......................................   38


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.............................................   39

Item 6.   Exhibits and Reports on Form 8-K..............................   39

          Signatures....................................................   40

          Exhibit Index.................................................   41

          Definitions of Oil and Gas Terms and Conventions Used Herein

       Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "LIBOR" means London Interbank Offered Rate, which is a market rate of interest; "MMBtu" means one million Btus; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
       (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
       (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
       (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

       Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

       With espect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by Pioneer Natural Resources Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres; and, all currency amounts are expressed in U.S. dollars.

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,  December 31,
                                                                           2003           2002
                                                                       -----------    -----------
                                                                       (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents.........................................   $    12,651    $     8,490
  Accounts receivable:
     Trade, net of reserves for doubtful accounts of $4,641
       and $4,744 as of September 30, 2003 and December 31,
       2002, respectively...........................................        97,388         97,774
     Due from affiliates............................................           239            448
  Inventories.......................................................        19,054         10,648
  Prepaid expenses..................................................        13,889          5,485
  Deferred income taxes.............................................        39,500         13,900
  Other current assets:
     Derivatives....................................................         1,856          2,508
     Other, net of reserves for doubtful accounts of $4,207
       and $3,351 as of September 30, 2003 and December 31,
       2002, respectively...........................................        11,161          7,840
                                                                        ----------     ----------
       Total current assets.........................................       195,738        147,093
                                                                        ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts
   method of accounting:
     Proved properties..............................................     4,767,281      4,252,897
     Unproved properties............................................       182,429        219,073
  Accumulated depletion, depreciation and amortization..............    (1,555,709)    (1,303,541)
                                                                        ----------     ----------
                                                                         3,394,001      3,168,429
                                                                        ----------     ----------
Noncurrent deferred income taxes....................................       188,712         76,840
Other property and equipment, net...................................        25,733         22,784
Other assets:
  Derivatives.......................................................           349            643
  Other, net of reserves for doubtful accounts of $371 and $1,227
     as of September 30, 2003 and December 31, 2002, respectively...        37,077         39,327
                                                                        ----------     ----------
                                                                       $ 3,841,610    $ 3,455,116
                                                                        ==========     ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
     Trade..........................................................   $   135,411    $   117,582
     Due to affiliates..............................................         6,263          7,192
  Interest payable..................................................        38,039         37,458
  Income taxes payable..............................................         3,916            -
  Other current liabilities:
     Derivatives....................................................       109,200         83,638
     Other..........................................................        30,002         28,722
                                                                        ----------     ----------
       Total current liabilities....................................       322,831        274,592
                                                                        ----------     ----------
Long-term debt......................................................     1,621,364      1,668,536
Noncurrent derivatives..............................................        44,999         42,490
Noncurrent deferred income taxes....................................        12,713          8,760
Other noncurrent liabilities........................................       123,798         85,841
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     119,672,784 and 119,592,344 shares issued as of
     September 30, 2003 and December 31, 2002, respectively.........         1,197          1,196
  Additional paid-in capital........................................     2,726,969      2,714,567
  Treasury stock, at cost; 1,674,819 and 2,339,806 shares as of
     September 30, 2003 and December 31, 2002, respectively.........       (23,857)       (32,219)
  Deferred compensation.............................................       (11,477)       (14,292)
  Accumulated deficit...............................................      (945,222)    (1,298,440)
  Accumulated other comprehensive income (loss):
     Net deferred hedge gains (losses), net of tax..................       (55,043)         9,555
     Cumulative translation adjustment..............................        23,338         (5,470)
                                                                        ----------     ----------
       Total stockholders' equity...................................     1,715,905      1,374,897
Commitments and contingencies.......................................
                                                                        ----------     ----------
                                                                       $ 3,841,610    $ 3,455,116
                                                                        ==========     ==========

The financial information included as of September 30, 2003 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                      Three months ended        Nine months ended
                                                         September 30,            September 30,
                                                     ---------------------   -----------------------
                                                       2003        2002         2003        2002
                                                     ---------   ---------   ---------   -----------
Revenues and other income:
  Oil and gas......................................  $ 332,515   $ 168,317   $ 953,625   $   506,286
  Interest and other...............................        348       7,083       4,321         9,089
  Gain on disposition of assets, net...............         46       3,353       1,576         4,374
                                                      --------    --------    --------     ---------
                                                       332,909     178,753     959,522       519,749
                                                      --------    --------    --------     ---------
Costs and expenses:
  Oil and gas production...........................     71,806      49,970     205,387       150,705
  Depletion, depreciation and amortization.........    103,534      54,748     274,142       156,081
  Exploration and abandonments.....................     24,516      18,324     107,430        57,304
  General and administrative.......................     15,207      12,466      44,332        35,142
  Accretion of discount on asset retirement
    obligations....................................      1,327         -         3,656           -
  Interest.........................................     23,212      20,347      69,526        71,405
  Other............................................      1,389      21,599      12,205        37,603
                                                      --------    --------    --------     ---------
                                                       240,991     177,454     716,678       508,240
                                                      --------    --------    --------     ---------
Income before income taxes and cumulative effect
  of change in accounting principle................     91,918       1,299     242,844        11,509
Income tax benefit (provision).....................     99,895      (2,189)     94,961        (3,216)
                                                      --------    --------    --------     ---------
Income (loss) before cumulative effect of change
  in accounting principle..........................    191,813        (890)    337,805         8,293
Cumulative effect of change in accounting
  principle, net of tax............................        -           -        15,413           -
                                                      --------    --------    --------     ---------
Net income (loss)..................................  $ 191,813   $    (890)  $ 353,218   $     8,293
                                                      ========    ========    ========    ==========
Net income (loss) per share:
  Basic:
     Income (loss) before cumulative effect of
       change in accounting principle..............  $    1.64   $    (.01)  $    2.89   $       .07
     Cumulative effect of change in accounting
       principle, net of tax.......................        -           -           .13           -
                                                      --------    --------    --------     ---------

       Net income (loss)...........................  $    1.64   $    (.01)  $    3.02   $       .07
                                                      ========    ========    ========    ==========
  Diluted:
     Income (loss) before cumulative effect of
       change in accounting principle..............  $    1.62   $    (.01)  $    2.86   $       .07
     Cumulative effect of change in accounting
       principle, net of tax.......................        -           -           .13           -
                                                      --------    --------    --------     ---------

       Net income (loss)...........................  $    1.62   $    (.01)  $    2.99   $       .07
                                                      ========    ========    ========    ==========
Weighted average shares outstanding:
     Basic.........................................    117,216     116,193     116,990       111,227
                                                      ========    ========    ========     =========
     Diluted.......................................    118,457     116,193     118,283       112,889
                                                      ========    ========    ========     =========

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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                                   Accumulated Other
                                                                                                     Comprehensive
                                                                                                     Income (Loss)
                                                                                                 ---------------------
                                                                                                    Net
                                                                                                 Deferred
                                                                                                   Hedge
                             Common                                                                Gains
                              Stock             Additional                                       (Losses), Cumulative     Total
                              Shares    Common    Paid-in   Treasury    Deferred    Accumulated     Net    Translation Stockholders'
                           Outstanding  Stock     Capital     Stock   Compensation    Deficit     of Tax   Adjustment    Equity
                           -----------  ------  ----------  --------  ------------  -----------  --------- ----------- ------------
Balance as of January 1,
  2003...................    117,253    $1,196  $2,714,567  $(32,219)   $(14,292)   $(1,298,440) $   9,555  $ (5,470)    $1,374,897

 Stock options exercised
  and employee stock
  purchased..............        797         1       1,630    10,711         -              -          -         -           12,342
 Purchase of treasury
  stock..................       (100)      -           -      (2,349)        -              -          -         -           (2,349)
 Deferred income tax
  valuation reserve
  adjustment related to
  stock-based
  compensation...........        -         -         9,266       -           -              -          -         -            9,266
 Deferred compensation:
  Compensation deferred..         48       -         1,242       -        (1,242)           -          -         -              -
  Deferred compensation
   included in net
   income................        -         -           264       -         4,057            -          -         -            4,321
 Net income..............        -         -           -         -           -          353,218        -         -          353,218
 Other comprehensive
  income (loss):
   Net deferred hedge
    gains (losses),
    net of tax:
     Net deferred hedge
      losses.............        -         -           -         -           -              -     (188,758)      -         (188,758)
     Deferred income tax
      valuation reserve
      adjustment related
      to hedging.........        -         -           -         -           -              -       23,288       -           23,288
     Net hedge losses
      included in
      net income.........        -         -           -         -           -              -      100,872       -          100,872
   Translation
    adjustment...........        -         -           -         -           -              -          -      28,808         28,808
                             -------     -----   ---------   -------     -------     ----------   --------   -------      ---------
Balance as of
  September 30, 2003.....    117,998    $1,197  $2,726,969  $(23,857)   $(11,477)   $  (945,222) $ (55,043) $ 23,338     $1,715,905
                             =======     =====   =========   =======     =======     ==========   ========   =======      =========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                      Three months ended      Nine months ended
                                                         September 30,           September 30,
                                                     ---------------------   ---------------------
                                                       2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
Cash flows from operating activities:
  Net income (loss)...............................   $ 191,813   $    (890)  $ 353,218   $   8,293
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
     Depletion, depreciation and amortization.....     103,534      54,748     274,142     156,081
     Exploration expenses, including dry holes....      15,677      12,589      83,204      43,437
     Deferred income taxes........................    (103,691)      1,512    (103,938)      1,617
     Gain on disposition of assets, net...........         (46)     (3,353)     (1,576)     (4,374)
     Accretion of discount on asset retirement
       obligations................................       1,327         -         3,656         -
     Interest related amortization................      (4,781)        (19)    (13,960)     (1,660)
     Commodity hedge related amortization.........     (18,132)      6,184     (54,119)     20,307
     Cumulative effect of change in accounting
       principle, net of tax......................         -           -       (15,413)        -
     Other noncash items..........................       1,598      16,093       8,580      28,337
  Changes in operating assets and liabilities:
     Accounts receivable, net.....................      17,932       6,153       3,287      (4,715)
     Inventories..................................      (4,678)         69      (8,895)      4,052
     Prepaid expenses.............................       1,102         951      (8,404)      1,011
     Other current assets, net....................      (2,712)     (1,802)     (3,276)     (1,939)
     Accounts payable.............................      23,281      (3,907)     28,951     (18,056)
     Interest payable.............................         850        (384)        581         183
     Income taxes payable.........................       1,740         -         3,916         -
     Other current liabilities....................      (2,349)       (290)     (3,278)     (4,320)
                                                      --------    --------    --------    --------
       Net cash provided by operating activities..     222,465      87,654     546,676     228,254
                                                      --------    --------    --------    --------
Cash flows from investing activities:
  Proceeds from disposition of assets.............       9,294      59,895      35,006     118,831
  Additions to oil and gas properties.............    (134,889)   (226,440)   (521,985)   (489,733)
  Other property additions, net...................      (1,814)     (2,675)     (8,170)     (8,535)
                                                      --------    --------    --------    --------
       Net cash used in investing activities......    (127,409)   (169,220)   (495,149)   (379,437)
                                                      --------    --------    --------    --------
Cash flows from financing activities:
  Borrowings under long-term debt.................      50,913     210,792     222,725     466,668
  Principal payments on long-term debt............    (142,913)    (56,257)   (270,262)   (442,583)
  Common stock issuance proceeds, net of
     issuance costs...............................         -            (4)        -       236,000
  Payment of other noncurrent liabilities.........      (4,869)    (67,142)    (11,097)   (103,704)
  Exercise of stock options and employee
     stock purchases..............................       2,481       3,149      12,342      10,756
  Purchase of treasury stock......................         -           -        (2,349)        -
  Deferred debt issuance costs....................         -          (135)        -        (3,293)
                                                      --------    --------    --------    --------
       Net cash provided by (used in)
         financing activities.....................     (94,388)     90,403     (48,641)    163,844
                                                      --------    --------    --------    --------
Net increase in cash and cash equivalents.........         668       8,837       2,886      12,661
Effect of exchange rate changes on cash and
  cash equivalents................................        (173)        (63)      1,275      (1,493)
Cash and cash equivalents, beginning of period....      12,156      16,728       8,490      14,334
                                                      --------    --------    --------    --------
Cash and cash equivalents, end of period..........   $  12,651   $  25,502   $  12,651   $  25,502
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)





                                                      Three months ended       Nine months ended
                                                         September 30,           September 30,
                                                     ---------------------   ---------------------
                                                        2003       2002        2003         2002
                                                     ---------   ---------   ---------   ---------

Net income (loss).................................   $ 191,813   $    (890)  $ 353,218   $   8,293
                                                      --------    --------    --------    --------
Other comprehensive income (loss):
 Net deferred hedge gains (losses), net of
  tax:
     Net deferred hedge gains (losses)............      46,568     (24,269)   (188,758)   (113,360)
     Deferred income tax valuation reserve
        adjustment related to hedging.............      23,288         -        23,288         -
     Net hedge (gains) losses included in net
       income (loss)..............................      27,911       1,651     100,872     (34,147)
  Translation adjustment..........................      (1,017)     (6,915)     28,808       1,827
                                                      --------    --------    --------    --------
       Other comprehensive income (loss)..........      96,750     (29,533)    (35,790)   (145,680)
                                                      --------    --------    --------    --------
Comprehensive income (loss).......................   $ 288,563   $ (30,423)  $ 317,428   $(137,387)
                                                      ========    ========    ========    ========


         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

       Pioneer Natural Resources Company (the "Company" or "Pioneer") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is an oil and gas exploration and production company with ownership interests in oil and gas properties located in the United States, Argentina, Canada, Gabon, South Africa and Tunisia.

NOTE B.     Basis of Presentation

       Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

       The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record (i) a $13.8 million increase in the carrying values of proved properties, (ii) a $26.3 million decrease in accumulated depreciation, depletion and amortization of property, plant and equipment, (iii) a $1.0 million increase in current abandonment liabilities, (iv) a $22.4 million increase in noncurrent abandonment liabilities and (v) a $1.3 million increase in Argentine deferred income tax liabilities. The net impact of items (i) through (v) was to record a gain of $15.4 million, net of tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Consolidated Statements of Operations upon adoption on January 1, 2003. See Notes C and F for additional information regarding the Company's income taxes and asset retirement obligations.

       The following pro forma data summarizes the Company's net income (loss) and net income (loss) per share for the three and nine month periods ended September 30, 2003 and 2002 as if the Company had adopted the provisions of SFAS 143 on January 1, 2002, including aggregate pro forma asset retirement obligations on that date of $60.2 million:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


                                                      Three months ended      Nine months ended
                                                         September 30,          September 30,
                                                    ---------------------   ---------------------
                                                       2003       2002         2003       2002
                                                    ---------   ---------   ---------   ---------
                                                       (in thousands, except per share amounts)

  Net income (loss), as reported.................   $ 191,813   $    (890)  $ 353,218   $   8,293
  Pro forma adjustments to reflect retroactive
     adoption of SFAS 143........................         -         1,270     (15,413)      2,594
                                                     --------    --------    --------    --------
  Pro forma net income...........................   $ 191,813   $     380   $ 337,805   $  10,887
                                                     ========    ========    ========    ========
  Net income (loss) per share:
     Basic - as reported.........................   $    1.64   $    (.01)  $    3.02   $     .07
                                                     ========    ========    ========    ========
     Basic - pro forma...........................   $    1.64   $     -     $    2.89   $     .10
                                                     ========    ========    ========    ========
     Diluted - as reported.......................   $    1.62   $    (.01)  $    2.99   $     .07
                                                     ========    ========    ========    ========
     Diluted - pro forma.........................   $    1.62   $     -     $    2.86   $     .10
                                                     ========    ========    ========    ========

       Adoption of SFAS 145. On January 1, 2003, the Company a dopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified, on both a prospective and retrospective basis, as components of a company's income or loss from continuing operations. The adoption of SFAS 145 did not affect the Company's financial position or liquidity. Under the provisions of SFAS 145, gains or losses from the early extinguishment of debt are recognized in the Company's Consolidated Statements of Operations, except in the case of events or transactions of a highly unusual and infrequent nature, as components of other income or other expense and are included in the determination of income (loss) from continuing operations. Accordingly, extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million recorded during the three month periods ended June 30 and September 30, 2002, respectively, have been reclassified to other expense.

       Stock-based compensation. The Company accounts for stock-based compensation granted under its long-term incentive plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.
Stock-based compensation expenses associated with option grants were not recognized in the Company's net income (loss) for the three and nine month periods ended September 30, 2003 and 2002, as all options granted had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards. The following table illustrates the pro forma effect on net income
(loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation during the three and nine month periods ended September 30, 2003 and 2002:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

                                                          Three months ended      Nine months ended
                                                             September 30,          September 30,
                                                         ---------------------   ---------------------
                                                            2003       2002        2003        2002
                                                         ---------   ---------   ---------   ---------
                                                             (in thousands, except per share amounts)

     Net income (loss), as reported...................   $ 191,813   $    (890)  $ 353,218   $   8,293
     Plus: Total stock-based employee compensation
       expense included in net income (loss)
       for all awards, net of tax (1).................       1,022         483       2,744         517
     Deduct: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of tax (1)..........      (3,027)     (3,462)     (8,700)     (8,819)
                                                          --------    --------    --------    --------
     Pro forma net income (loss)......................   $ 189,808   $  (3,869)  $ 347,262   $      (9)
                                                          ========    ========    ========    ========
     Net income (loss) per share:
       Basic - as reported............................   $    1.64   $    (.01)  $    3.02   $     .07
                                                          ========    ========    ========    ========
       Basic - pro forma..............................   $    1.62   $    (.03)  $    2.97   $     -
                                                          ========    ========    ========    ========
       Diluted - as reported..........................   $    1.62   $    (.01)  $    2.99   $     .07
                                                          ========    ========    ========    ========
       Diluted - pro forma............................   $    1.60   $    (.03)  $    2.94   $     -
                                                          ========    ========    ========    ========

-----------
(1)  Total  stock-based  employee  compensation  expense  included in net income
     (loss) is net of tax benefits of $587 thousand and $1.6 million during the three and nine month periods ended September 30, 2003, respectively. Total stock-based employee compensation expense determined under the fair value based method for the three and nine month periods ended September 30, 2003 are net of $1.7 million and $5.0 million of tax benefits, respectively. No tax benefits were recognized for the 2002 compensation expense. See Note C for additional information regarding the Company's income taxes in the United States.

NOTE C.     Income Tax Assets

       Since 1998, the Company has maintained a valuation allowance against a portion of its deferred tax asset position in the United States. As of December 31, 2002, the Company's deferred tax valuation allowances totaled $247.0 million, comprised of $204.3 million of United States deferred tax valuation allowances and $42.7 million of international deferred tax valuation allowances. Statement of Financial Accounting Standards No. 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. In the third quarter of 2003, the Company concluded that it is now more likely than not that it will realize its gross deferred tax asset position in the United States after giving consideration to the following specific facts:

o Over the past several years, the Company has been steadily improving its portfolio of assets, including significant proved reserve discoveries and follow-up development projects that have recently started to produce. Specifically, Pioneer completed development activities and began production operations on its Canyon Express gas project in September 2002 and on its Company-operated Falcon field gas project in March 2003. The production performance to-date and the reservoir data that has been accumulated through September 30, 2003 on these projects provide assurance that these projects will recover the reserves as predicted.

o During the three months ended September 30, 2003, the Company announced additional Falcon area discoveries in the Tomahawk and Raptor fields and expects first production from these fields in the second half of 2004. The Company also expects to complete its other significant United States Gulf of Mexico development projects, Harrier and Devils Tower, in early and mid-2004, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


o Commodity market supply and demand fundamentals have continued to stabilize during the quarter as evidenced by quoted futures prices that suggest that North American gas prices will remain relatively flat over the next five years and that worldwide oil prices may decline modestly over that time span compared to relatively high current levels for each commodity.

o The Company's future revenues are further protected against price declines through its significant hedging program. The Company has hedged portions of its oil price risk through 2005 and portions of its gas price risk through 2007. See Note E for information regarding the Company's hedge positions.

o The Company has generated record pretax income for the third quarter of 2003, significant net income for the nine months ended September 30, 2003 and net income in each of the years ended December 31, 2002, 2001 and 2000. The Company has also generated significant taxable income for the third consecutive quarter, including the deduction of 100 percent of its intangible drilling costs for those periods. The Company believes that these trends will continue for the foreseeable future.

o The Company performed various economic evaluations in the third quarter to determine if the Company would be able to realize all of its deferred tax assets, including its net operating loss carryforwards, prior to any expiration. These evaluations were based on the Company's reserve projections of existing producing properties and recent discoveries being developed. These evaluations employed varying price assumptions, some of which included a significant reduction in commodity prices, and factored in limitations on the use of the Company's net operating loss carryforwards. The evaluations did not include assumptions of increases in proved reserves through future exploration or acquisitions. The evaluations indicated that the deferred tax assets are realizable in the future.

       Accordingly, during the third quarter of 2003, the Company reversed its valuation allowance in the United States, resulting in the recognition of a deferred tax benefit of $104.7 million ($.88 per diluted share). Further, the reversal of the allowance increased stockholders' equity by $32.6 million as the Company recognized the tax effects of previous stock option exercises and deferred hedging gains and losses in other comprehensive income.

       Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to reestablish a United States deferred tax asset valuation allowance in a future period. As of September 30, 2003, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to certain foreign tax jurisdictions. The Company's valuation allowances related to foreign tax jurisdictions are $53.4 million as of September 30, 2003.

       Income tax (provision) benefit attributable to income (loss) before cumulative effect of change in accounting principle consists of the following for the three and nine month periods ended September 30, 2003 and 2002:

                                          Three months ended      Nine months ended
                                             September 30,          September 30,
                                        ---------------------   ---------------------
                                           2003        2002        2003        2002
                                        ---------   ---------   ---------   ---------
                                                       (in thousands)
   Current:
      U.S. state and local...........   $    (201)  $     (52)  $    (839)  $    (321)
      Foreign........................      (3,595)       (626)     (8,138)     (1,278)
                                         --------    --------    --------    --------
                                           (3,796)       (678)     (8,977)     (1,599)
                                         --------    --------    --------    --------
   Deferred:
      U.S. state and local...........     104,670         -       104,670         -
      Foreign........................        (979)     (1,511)       (732)     (1,617)
                                         --------    --------    --------    --------
                                          103,691      (1,511)    103,938      (1,617)
                                         --------    --------    --------    --------
   Total                                $  99,895   $  (2,189)  $  94,961   $  (3,216)
                                         ========    ========    ========    ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



NOTE D.     Asset Acquisition

       On March 28, 2003, the Company purchased the remaining 25 percent working interest that it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico for $119.4 million, including $113.1 million of cash paid upon closing, $1.7 million of asset retirement obligations assumed and $4.6 million of closing adjustments.

NOTE E.     Derivative Financial Instruments

       Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During August and February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts entered into during August 2003 (the "August Contracts"), the Company contracted to receive a fixed annual rate of 9-5/8 percent on $300.0 million notional amount and agreed to pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi-annually, plus a weighted average margin ("LIBOR Margin") of
521.0 basis points. The terms of the interest rate swap contracts entered into during February 2003 (the "February Contracts") differed from those of the August Contracts only in notional amount and LIBOR Margin, which terms were $250.0 million and 566.4 basis points, respectively. During September 2003, the Company terminated the August Contracts for $10.1 million of cash proceeds. The cash proceeds were comprised of $1.2 million of settlement gains attributable to the period from August 2003 through the date of termination and $8.9 million attributable to the fair value, on the date of termination, of the remaining term of the August Contracts. During May 2003, the Company terminated the February Contracts for $11.4 million of cash proceeds. The cash proceeds were comprised of $2.0 million of settlement gains attributable to the period from February 2003 through the date of termination and $9.4 million attributable to the fair value, on the date of termination, of the remaining term of the February Contracts. The $8.9 million and $9.4 million of proceeds attributable to the fair value of the remaining term of the August Contracts and February Contracts are included in "Proceeds from disposition of assets" in the accompanying Consolidated Statements of Cash Flows during the periods that the hedges were terminated.

       As of September 30, 2003, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $34.7 million of incremental carrying value attributable to unamortized net deferred hedge gains realized from terminated fair value hedge interest rate swap contracts. The amortization of net deferred hedge gains reduced the Company's reported interest expense by $6.3 million and $2.3 million during the three month periods ended September 30, 2003 and 2002, respectively, and by $18.1 million and $7.9 million during the nine month periods ended September 30, 2003 and 2002, respectively.

       The following table sets forth the scheduled amortization of net deferred hedge gains and losses on terminated fair value hedges as of September 30, 2003 that will be recognized as increases, in the case of losses, or decreases, in the case of gains, to the Company's future interest expense:

                                              First    Second    Third     Fourth    Outstanding
                                             Quarter   Quarter   Quarter   Quarter      Total
                                             -------   -------   -------   -------   -----------
                                                              (in thousands)

    2003 net hedge gain amortization.......                                $ 7,948     $ 7,948
    2004 net hedge gain amortization.......  $ 7,266   $ 6,074   $ 5,447   $ 4,512      23,299
    2005 net hedge gain amortization.......  $ 4,222   $ 2,773   $ 2,271   $ 1,533      10,799
    Remaining net losses to be amortized
      through 2010.........................                                             (7,329)
                                                                                        ------
                                                                                       $34,717
                                                                                        ======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

       Oil. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of September 30, 2003:

                                                                                  Yearly
                                         First    Second     Third    Fourth    Outstanding
                                        Quarter   Quarter   Quarter   Quarter     Average
                                        -------   -------   -------   -------   -----------
  Daily oil production:
      2003 - Swap Contracts
        Volume (Bbl)................                                   14,000       14,000
        Price per Bbl...............                                  $ 24.35     $  24.35

      2004 - Swap Contracts
        Volume (Bbl)................     14,000    14,000    14,000    14,000       14,000
        Price per Bbl...............    $ 24.65   $ 24.65   $ 24.65   $ 24.65     $  24.65

      2005 - Swap Contracts
        Volume (Bbl)................     12,000    12,000    12,000    12,000       12,000
        Price per Bbl...............    $ 24.44   $ 24.44   $ 24.44   $ 24.44     $  24.44

       The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three and nine month periods ended September 30, 2003 and 2002:

                                                          Three months ended   Nine months ended
                                                             September 30,       September 30,
                                                           -----------------   -----------------
                                                            2003      2002       2003      2002
                                                           -------   -------   -------   -------

     Average price reported per Bbl.....................   $ 25.35   $ 21.77   $ 25.14   $ 22.86
     Average price realized per Bbl.....................   $ 28.27   $ 24.43   $ 28.84   $ 21.91
     Addition (reduction) to oil revenue (in millions)..   $  (9.1)  $  (7.2)  $ (32.9)  $   8.2

        Natural gas liquids prices. During the three and nine month periods ended September 30, 2003 and 2002, the Company did not enter into any NGL hedge contracts.

       Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold, or based on NYMEX prices if NYMEX prices are highly correlated with the index prices, in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of September 30, 2003:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


                                                                                                 Yearly
                                          First        Second        Third         Fourth      Outstanding
                                         Quarter       Quarter       Quarter       Quarter       Average
                                       -----------   -----------   -----------   -----------   -----------
Daily gas production:
   2003 - Swap Contracts
     Volume (Mcf)...................                                                 310,000       310,000
     Index price per MMBtu..........                                             $      4.39   $      4.39

   2004 - Swap Contracts
     Volume (Mcf)...................       260,000       260,000       260,000       260,000       260,000
     Index price per MMBtu..........   $      4.05   $      4.05   $      4.05   $      4.05   $      4.05

   2004 - Collar Contracts
     Volume (Mcf)...................        20,000        20,000        20,000        20,000        20,000
     Index price per MMBtu..........   $4.00-$6.60   $4.00-$6.60   $4.00-$6.60   $4.00-$6.60   $4.00-$6.60

   2005 - Swap Contracts
     Volume (Mcf)...................        60,000        60,000        60,000        60,000        60,000
     Index price per MMBtu..........   $      4.28   $      4.28   $      4.28   $      4.28   $      4.28

   2006 - Swap Contracts
     Volume (Mcf)...................        70,000        70,000        70,000        70,000        70,000
     Index price per MMBtu..........   $      4.23   $      4.23   $      4.23   $      4.23   $      4.23

   2007 - Swap Contracts
     Volume (Mcf)...................        20,000        20,000        20,000        20,000        20,000
     Index price per MMBtu..........   $      3.75   $      3.75   $      3.75   $      3.75   $      3.75

       The Company reports average gas prices per Mcf including the effects of Btu content, gas processing and shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported and realized, and the net effect of settlements of gas price hedges on gas revenue for the three and nine month periods ended September 30, 2003 and 2002:

                                                 Three months ended  Nine months ended
                                                    September 30,      September 30,
                                                 -----------------   -----------------
                                                   2003      2002      2003      2002
                                                 -------   -------   -------   -------
    Average price reported per Mcf...........    $  3.64   $  2.25   $  3.91   $  2.39
    Average price realized per Mcf...........    $  3.96   $  2.09   $  4.35   $  2.12
    Addition (reduction) to gas revenue
     (in millions)...........................    $ (18.9)  $   5.8   $ (68.0)  $  26.3

       Hedge ineffectiveness and excluded items. During the three month periods ended September 30, 2003 and 2002, the Company recognized other expense of $.3 million and $1.4 million, respectively, related to the ineffective portions of its cash flow hedging instruments. During the nine month periods ended September 30, 2003 and 2002, the Company recognized other expense of $2.6 million and $1.7 million, respectively, related to the ineffective portion of its cash flow hedging instruments.

       Accumulated other comprehensive income (loss) ("AOCI") - net deferred hedge gains (losses), net of tax. As of September 30, 2003 and December 31, 2002, "AOCI - net deferred hedge gains (losses), net of tax" represented net deferred losses of $55.0 million and net deferred gains of $9.6 million, respectively. The "AOCI - net deferred hedge gains (losses), net of tax" balance as of September 30, 2003 was comprised of $118.3 million of unrealized deferred hedge losses on the effective portions of open commodity cash flow hedges, $40.0 million of net deferred gains on terminated cash flow hedges and $23.3 million of associated net deferred tax benefits. The decrease in "AOCI - net deferred hedge gains (losses), net of tax" during the nine months ended September 30, 2003 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge agreements, offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms and the reversal of associated United States deferred tax valuation allowances. The unrealized net deferred hedge losses associated with

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge agreements or terminated prior to settlement. The net deferred gains on terminated cash flow hedges are fixed.

       During the twelve months ending September 30, 2004, the Company expects to reclassify $75.1 million of net deferred losses associated with open cash flow hedges, $27.8 million of net deferred gains on terminated cash flow hedges and approximately $16.6 million of net deferred tax benefits from "AOCI - net deferred hedge gains (losses), net of tax" to oil and gas revenue and income tax (provision) benefit.

       The following table sets forth the scheduled reclassifications of pretax net deferred hedge gains and losses on terminated cash flow hedges as of September 30, 2003 that will be recognized in the Company's future oil and gas revenue:

                                            First    Second     Third    Fourth     Yearly
                                           Quarter   Quarter   Quarter   Quarter     Total
                                           -------   -------   -------   -------   ---------
                                                           (in thousands)

      2003 net deferred hedge losses....                                 $(5,141)  $(5,141)
      2004 net deferred hedge gains.....   $10,978   $10,932   $11,001   $10,954    43,865
      2005 net deferred hedge gains.....   $   307   $   310   $   315   $   317     1,249
                                                                                    ------
                                                                                   $39,973
                                                                                    ======

      The net deferred commodity hedge gains and losses shown in the table above include the following gains and losses for which cash settlements have been deferred until the indicated future periods: (i) $22.8 million of net deferred losses due during the fourth quarter of 2003, (ii) $1.2 million of net deferred losses due during 2004 and (iii) $209 thousand of net deferred gains to be received during 2005.

NOTE F.     Asset Retirement Obligations

       As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and nine month periods ended September 30, 2003 and in accordance with the provisions of SFAS 19 during the three and nine month periods ended September 30, 2002:

                                                  Three months ended     Nine months ended
                                                     September 30,         September 30,
                                                  -------------------   -------------------
                                                    2003       2002       2003       2002
                                                  --------   --------   --------   --------
                                                               (in thousands)
    Beginning asset retirement obligations.....   $ 65,223   $ 37,294   $ 34,692   $ 39,461
    Cumulative effect adjustment...............        -          -       23,393        -
    Liabilities incurred during period.........      7,740        -       14,755        -
    Liabilities settled during period..........       (907)    (3,028)    (4,283)    (5,836)
    Accretion expense..........................      1,327        622      3,656      1,905
    Currency translation.......................        (36)       104      1,134       (538)
                                                   -------    -------    -------    -------
    Ending asset retirement obligations .......   $ 73,347   $ 34,992   $ 73,347   $ 34,992
                                                   =======    =======    =======    =======

NOTE G.     Commitments and Contingencies

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust its litigation reserves as appropriate to reflect the then current status of litigation.

       Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings to add claims regarding the field compression installed by the Company in the 1990's. The lawsuit now has two material claims. First, the plaintiffs assert that the expenses related to the field compression are a "cost of production" for which plaintiffs cannot be charged their proportionate share under the applicable oil and gas leases. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability could reach $33.8 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases, and intends to vigorously defend itself.

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

       The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. The Company strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions. The Company has not yet determined the amount of damages, if any, that would be payable if the Court were to render an adverse judgement against the Company. Although the amount of any resulting liability could have a material adverse effect on the Company's results of operations for the quarterly reporting period in which such liability is recorded, the Company does not expect that any such liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

       Kansas ad valorem tax. The Natural Gas Policy Act of 1978 ("NGPA") allows a "severance, production or similar" tax to be included as an add-on, over and above the maximum lawful price for gas. Based on a Federal Energy Regulatory Commission ("FERC") ruling that Kansas ad valorem tax was such a tax, one of the Company's predecessor entities collected the Kansas ad valorem tax in addition to the otherwise maximum lawful price. The FERC's ruling was appealed to the United States Court of Appeals for the District of Columbia ("D.C. Circuit"), which held in June 1988 that the FERC failed to provide a reasonable basis for its findings and remanded the case to the FERC for further consideration.

       On December 1, 1993, the FERC issued an order reversing its prior ruling, but limited the effect of its decision to Kansas ad valorem taxes for sales made on or after June 28, 1988. The FERC clarified the effective date of its decision by an order dated May 18, 1994. The order clarified that the effective date applies to tax bills rendered after June 28, 1988, not sales made on or after that date. Numerous parties filed appeals on the FERC's action in the D.C. Circuit. Various gas producers challenged the FERC's orders on two grounds: (1) that the Kansas ad valorem tax, properly understood, does qualify for reimbursement under the NGPA; and (2) the FERC's ruling should, in any event, have been applied prospectively. Other parties challenged the FERC's orders on the grounds that the FERC's ruling should have been applied retroactively to December 1, 1978, the date of the enactment of the NGPA and producers should have been required to pay refunds accordingly.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


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

       The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from FERC with respect to that portion of the refund associated with (i) non-recoupable royalties, (ii) non-recoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through September 30, 2003, the Company has settled $21.7 million of the original claim amounts. As of September 30, 2003 and December 31, 2002, the Company had on deposit $10.5 million and $10.6 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. The Company believes that the escrowed amounts, plus accrued interest, will be sufficient to settle the remaining claims.

NOTE H. Income (Loss) Per Share Before Cumulative Effect of Change in Accounting Principle

       Basic income (loss) per share before cumulative effect of change in accounting principle is computed by dividing income (loss) before cumulative effect of change in accounting principle by the weighted average number of common shares outstanding for the period. The computation of diluted income per share before cumulative effect of change in accounting principle reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income before cumulative effect of change in accounting principle were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

       The following table is a reconciliation of the basic and diluted weighted average common shares outstanding during the three and nine month periods ended September 30, 2003 and 2002:

                                                      Three months ended  Nine months ended
                                                        September 30,       September 30,
                                                      -----------------   -----------------
                                                        2003     2002       2003     2002
                                                      -------   -------   -------   -------
                                                                  (in thousands)
    Weighted average common shares outstanding:
       Basic  .....................................   117,216   116,193   116,990   111,227
       Dilutive common stock options (a)...........     1,006       -       1,106     1,662
       Restricted stock awards.....................       235       -         187       -
                                                      -------   -------   -------   -------
       Diluted.....................................   118,457   116,193   118,283   112,889
                                                      =======   =======   =======   =======

---------
(a) Common stock options to purchase 1,179,766 shares and 1,868,588 shares of common stock were outstanding but not included in the computations of diluted income (loss) before cumulative effect of change in accounting principle per share for the three month periods ended September 30, 2003 and 2002, respectively, and common stock options to purchase 1,308,582 shares and 2,024,455 shares of common stock were outstanding but not included in the computations of diluted income before cumulative effect of change in accounting principle per share for the nine month periods ended September 30, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would have been anti-dilutive to the computations. In-the-money options representing 1,932,385 weighted average equivalent shares of common stock and 395 weighted average equivalent shares of unvested restricted stock were not included in the computation of diluted net loss before cumulative effect of change in accounting principle for the three month period ended September 30, 2002, since they have a dilutive effect to that period's loss.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


NOTE I.     Geographic Operating Segment Information

       The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada.

       The following tables provide the Company's interim geographic operating segment data for the three and nine month periods ended September 30, 2003 and 2002. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.


                                              United                            Other    Headquarters   Consolidated
                                              States    Argentina    Canada    Foreign     and Other        Total
                                             --------   ---------   --------   -------   ------------   ------------
                                                                         (in thousands)
Three month period ended September 30, 2003:
  Revenues and other income:
    Oil and gas............................  $285,623   $ 30,777    $ 15,592   $   523     $    -        $ 332,515
    Interest and other.....................       -          -           -         -            348            348
    Gain on disposition of assets, net.....        (2)       -           -         -             48             46
                                              -------    -------     -------    ------      -------       --------
                                              285,621     30,777      15,592       523          396        332,909
                                              -------    -------     -------    ------      -------       --------
  Costs and expenses:
    Oil and gas production.................    61,456      6,616       3,689        45          -           71,806
    Depletion, depreciation and
      amortization.........................    80,160     13,651       7,156       161        2,406        103,534
    Exploration and abandonments...........    17,275      1,275       1,789     4,177          -           24,516
    General and administrative.............       -          -           -          -        15,207         15,207
    Accretion of discount on asset
      retirement obligations...............       -          -           -          -         1,327          1,327
    Interest...............................       -          -           -          -        23,212         23,212
    Other..................................       -          -           -          -         1,389          1,389
                                              -------    -------     -------    ------      -------       --------
                                              158,891     21,542      12,634     4,383       43,541        240,991
                                              -------    -------     -------    ------      -------       --------
  Income (loss) before income taxes........   126,730      9,235       2,958    (3,860)     (43,145)        91,918
  Income tax benefit (provision)...........   (46,256)    (3,232)     (1,168)    1,351      149,200         99,895
                                              -------    -------     -------    ------      -------       --------
  Net income (loss) .......................  $ 80,474   $  6,003    $  1,790   $(2,509)    $106,055      $ 191,813
                                              =======    =======     =======    ======      =======       ========

Three month period ended September 30, 2002:
  Revenues and other income:
    Oil and gas............................  $137,155   $ 19,149    $ 12,013   $   -       $    -        $ 168,317
    Interest and other.....................       -          -           -         -          7,083          7,083
    Gain on disposition of assets, net.....     3,087        -           -         -            266          3,353
                                              -------    -------     -------    ------      -------       --------
                                              140,242     19,149      12,013       -          7,349        178,753
                                              -------    -------     -------    ------      -------       --------
  Costs and expenses:
    Oil and gas production.................    43,713      3,622       2,635       -            -           49,970
    Depletion, depreciation and
      amortization.........................    33,607     12,227       6,713       -          2,201         54,748
    Exploration and abandonments...........    12,557      2,843       1,429     1,495          -           18,324
    General and administrative.............       -          -           -         -         12,466         12,466
    Interest...............................       -          -           -         -         20,347         20,347
    Other..................................       -          -           -         -         21,599         21,599
                                              -------    -------     -------    ------      -------       --------
                                               89,877     18,692      10,777     1,495       56,613        177,454
                                              -------    -------     -------    ------      -------       --------
  Income (loss) before income taxes........    50,365        457       1,236    (1,495)     (49,264)         1,299
  Income tax benefit (provision)...........   (17,628)      (160)       (521)      523       15,597         (2,189)
                                              -------    -------     -------    ------      -------       --------
  Net income (loss) .......................  $ 32,737   $    297    $    715   $  (972)    $(33,667)     $    (890)
                                              =======    =======     =======    ======      =======       =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

                                             United                             Other     Headquarters   Consolidated
                                             States     Argentina    Canada    Foreign     and Other        Total
                                            ---------   ---------   --------   --------   ------------   ------------
                                                                         (in thousands)
Nine month period ended September 30, 2003:
  Revenues and other income:
    Oil and gas............................ $ 819,758   $ 79,632    $ 53,712   $    523    $      -        $ 953,625
    Interest and other.....................       -          -           -          -           4,321          4,321
    Gain on disposition of assets, net.....     1,319        -             1        -             256          1,576
                                             --------    -------     -------    -------     ---------       --------
                                              821,077     79,632      53,713        523         4,577        959,522
                                             --------    -------     -------    -------     ---------       --------
  Costs and expenses:
    Oil and gas production.................   177,377     18,204       9,761         45           -          205,387
    Depletion, depreciation and
      amortization.........................   211,457     33,970      21,458        161         7,096        274,142
    Exploration and abandonments...........    57,665     10,847      14,949     23,969           -          107,430
    General and administrative.............       -          -           -          -          44,332         44,332
    Accretion of discount on asset
      retirement obligations...............       -          -           -          -           3,656          3,656
    Interest...............................       -          -           -          -          69,526         69,526
    Other..................................       -          -           -          -          12,205         12,205
                                             --------    -------     -------    -------     ---------       --------
                                              446,499     63,021      46,168     24,175       136,815        716,678
                                             --------    -------     -------    -------     ---------       --------
  Income (loss) before income taxes and
    cumulative effect of change in
    accounting principle .................    374,578     16,611       7,545    (23,652)     (132,238)      242,844
  Income tax benefit (provision)..........   (136,721)   (5,814)      (2,979)     8,278       232,197        94,961
                                             --------    -------     -------    -------      --------      --------
  Income (loss) before cumulative effect
    of change in accounting principle.....  $ 237,857   $ 10,797    $  4,566   $(15,374)    $  99,959     $ 337,805
                                             ========    =======     =======    =======      ========      ========

Nine month period ended September 30, 2002:
  Revenues and other income:
    Oil and gas...........................  $ 411,139   $ 57,459    $ 37,688   $    -       $     -       $ 506,286
    Interest and other....................        -          -           -          -           9,089         9,089
    Gain (loss) on disposition of
      assets, net.........................      3,249        (3)       1,010        -             118         4,374
                                             --------    -------     -------    -------      --------      --------
                                              414,388     57,456      38,698        -           9,207       519,749
                                             --------    -------     -------    -------      --------      --------
  Costs and expenses:
    Oil and gas production................    132,725     10,023       7,957        -             -         150,705
    Depletion, depreciation and
      amortization........................     97,594     31,263      20,758        -           6,466       156,081
    Exploration and abandonments..........     39,841      6,631       5,272      5,560           -          57,304
    General and administrative............        -          -           -          -          35,142        35,142
    Interest..............................        -          -           -          -          71,405        71,405
    Other.................................        -          -           -          -          37,603        37,603
                                            --------     -------     -------    -------      --------      --------
                                             270,160      47,917      33,987      5,560       150,616       508,240
                                            --------     -------     -------    -------      --------      --------
  Income (loss) before income taxes......    144,228       9,539       4,711     (5,560)     (141,409)       11,509
  Income tax benefit (provision).........    (50,480)     (3,339)     (1,986)     1,946        50,643        (3,216)
                                            --------     -------     -------    -------      --------      --------
  Net income (loss)......................  $  93,748    $  6,200    $  2,725   $ (3,614)    $ (90,766)    $   8,293
                                            ========     =======     =======    =======      ========      ========

NOTE J.     Pioneer USA

      Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed the long-term debt of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets, Consolidating Condensed Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), the non- guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                            As of September 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                    Consolidated
                                             Parent         USA       Subsidiaries   Eliminations       Total
                                           ----------   -----------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents.............   $    2,182   $     1,762    $    8,707    $       -      $    12,651
  Other current assets, net.............    1,706,269    (1,389,079)     (134,103)           -          183,087
                                            ---------    ----------     ---------     ----------     ----------
       Total current assets.............    1,708,451    (1,387,317)     (125,396)           -          195,738
                                            ---------    ----------     ---------     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
     Proved properties..................          -       3,340,061     1,427,220            -        4,767,281
     Unproved properties................          -          25,844       156,585            -          182,429
  Accumulated depletion, depreciation and
    amortization........................          -      (1,124,926)     (430,783)           -       (1,555,709)
                                            ---------    ----------     ---------     ----------     ----------
                                                  -       2,240,979     1,153,022            -        3,394,001
                                            ---------    ----------     ---------     ----------     ----------
Noncurrent deferred income taxes........      186,935           -           1,777            -          188,712
Other property and equipment, net.......          -          21,607         4,126            -           25,733
Other assets, net.......................       14,094        16,863         6,469            -           37,426
Investment in subsidiaries..............    1,511,495       158,123           -       (1,669,618)           -
                                            ---------    ----------     ---------     ----------     ----------
                                           $3,420,975   $ 1,050,255    $1,039,998    $(1,669,618)   $ 3,841,610
                                            =========    ==========     =========     ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities.....................   $   32,593   $   257,300    $   32,938    $       -      $   322,831
Long-term debt..........................    1,621,364           -             -              -        1,621,364
Noncurrent deferred income taxes........          -             -          12,713            -           12,713
Other noncurrent liabilities............          -         194,712       (25,915)           -          168,797
Stockholders' equity....................    1,767,018       598,243     1,020,262     (1,669,618)     1,715,905
Commitments and contingencies...........
                                            ---------    ----------     ---------     ----------     ----------
                                           $3,420,975   $ 1,050,255    $1,039,998    $(1,669,618)   $ 3,841,610
                                            =========    ==========     =========     ==========     ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2002
                                 (in thousands)

                                     ASSETS

                                                                          Non-
                                                          Pioneer      Guarantor                    Consolidated
                                             Parent         USA       Subsidiaries   Eliminations       Total
                                           ----------   -----------   ------------   ------------   ------------
Current assets:
  Cash and cash equivalents.............   $       6    $    1,783     $    6,701    $       -      $     8,490
  Other current assets, net.............    1,727,828    (1,480,657)     (108,568)           -          138,603
                                            ---------    ----------     ---------     ----------     ----------
       Total current assets.............    1,727,834    (1,478,874)     (101,867)           -          147,093
                                            ---------    ----------     ---------     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
    successful efforts method of accounting:
     Proved properties..................          -       3,024,845      1,228,052            -       4,252,897
     Unproved properties................          -          43,969        175,104            -         219,073
  Accumulated depletion, depreciation and
    amortization........................          -        (947,091)      (356,450)           -       (1,303,541)
                                            ---------    ----------      ---------    -----------     ----------
                                                  -       2,121,723      1,046,706            -        3,168,429
                                            ---------    ----------      ---------    -----------     ----------
Noncurrent deferred income taxes........       75,311           -            1,529            -           76,840
Other property and equipment, net.......          -          19,000          3,784            -           22,784
Other assets, net.......................       16,067        14,231          9,672            -           39,970
Investment in subsidiaries..............    1,247,042       136,159            -      (1,383,201)            -
                                            ---------    ----------      ---------    ----------      ----------
                                           $3,066,254   $   812,239     $  959,824   $(1,383,201)    $ 3,455,116
                                            =========    ==========      =========    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.....................   $   30,785   $   216,065     $   27,742   $       -       $   274,592
Long-term debt, net of current maturities   1,668,536           -              -             -         1,668,536
Noncurrent deferred income taxes........          -             -            8,760           -             8,760
Other noncurrent liabilities............          -         147,970        (19,639)          -           128,331
Stockholders' equity....................    1,366,933       448,204        942,961    (1,383,201)      1,374,897
Commitments and contingencies...........
                                            ---------    ----------      ---------    ----------      ----------
                                           $3,066,254   $   812,239     $  959,824   $(1,383,201)    $ 3,455,116
                                            =========    ==========      =========    ==========      ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  For the Nine Months Ended September 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor      Income Tax                   Consolidated
                                         Parent        USA      Subsidiaries    Provision     Eliminations       Total
                                       ---------   ----------   ------------   ------------   ------------   ------------
Revenues and other income:
  Oil and gas......................... $     -     $  753,928   $  199,697     $       -      $      -         $ 953,625
  Interest and other..................       -          1,796        2,525             -             -             4,321
  Gain on disposition of assets, net..       -          1,469          107             -             -             1,576
                                        --------    ---------     --------       ---------      --------        --------
                                             -        757,193      202,329             -             -           959,522
                                        --------    ---------     --------       ---------      --------        --------
Costs and expenses:
  Oil and gas production..............       -        162,911       42,476             -             -           205,387
  Depletion, depreciation and
    amortization......................       -        208,144       65,998             -             -           274,142
  Exploration and abandonments........       -         59,123       48,307             -             -           107,430
  General and administrative..........       998       34,828        8,506             -             -            44,332
  Accretion of discount on asset
    retirement obligations............       -          2,824          832             -             -             3,656
  Interest............................    17,690       50,803        1,033             -             -            69,526
  Equity (income) loss from
    subsidiaries......................  (268,108)      26,166          -               -         241,942             -
  Other...............................        72        2,191        9,942             -             -            12,205
                                        --------    ---------     --------       ---------      --------        --------
                                        (249,348)     546,990      177,094             -         241,942         716,678
                                        --------    ---------     --------       ---------      --------        --------
Income before income taxes and
  cumulative effect of change in
  accounting principle...............    249,348      210,203       25,235             -        (241,942)        242,844
Income tax benefit (provision).......        -            -         (8,909)        103,870           -            94,961
                                        --------    ---------     --------       ---------      --------        --------
Income before cumulative effect of
  change in accounting principle.....    249,348      210,203       16,326         103,870      (241,942)        337,805

Cumulative effect of change in
  accounting principle, net of tax...        -         11,859        3,554             -             -            15,413
                                        --------    ---------     --------       ---------      --------        --------
Net income...........................    249,348      222,062       19,880         103,870      (241,942)        353,218
Other comprehensive income (loss):
  Net deferred hedge gains (losses),
   net of tax:
    Net deferred hedge losses........        -       (176,351)     (12,407)            -             -          (188,758)
    Deferred income tax valuation
       reserve adjustment related
       to hedging....................        -            -            -            23,288           -            23,288
    Net hedge losses included in net
       income........................        -         93,114        7,758             -             -           100,872
  Translation adjustment.............        -            -         28,808             -             -            28,808
                                        --------    ---------     --------       ---------      --------        --------
Comprehensive income.................  $ 249,348   $  138,825    $  44,039      $  127,158     $(241,942)      $ 317,428
                                        ========    =========     ========       =========      ========        ========


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)
                                   (Unaudited)

                                                                    Non-       Consolidated
                                                     Pioneer     Guarantor      Income Tax                   Consolidated
                                         Parent        USA      Subsidiaries    Provision     Eliminations       Total
                                       ---------   ----------   ------------   ------------   ------------   ------------
Revenues and other income:
  Oil and gas........................  $     -     $  386,021    $ 120,265      $      -       $     -         $ 506,286
  Interest and other.................        -          7,143        1,946             -             -             9,089
  Gain on disposition of assets, net.        -          3,224        1,150             -             -             4,374
                                        -------     ---------     --------       ---------      --------        --------
                                             -        396,388      123,361             -             -           519,749
                                        -------     ---------     --------       ---------      --------        --------
Costs and expenses:.................
  Oil and gas production............         -        127,402       23,303             -             -           150,705
  Depletion, depreciation and
    amortization....................         -         98,268       57,813             -             -           156,081
  Exploration and abandonments......         -         41,131       16,173             -             -            57,304
  General and administrative........         945       27,518        6,679             -             -            35,142
  Interest..........................      62,036        9,166          203             -             -            71,405
  Equity (income) loss from
    subsidiaries....................     (24,243)       5,856          -               -          18,387             -
  Other.............................     (47,031)      56,430       28,204             -             -            37,603
                                        --------    ---------     --------       ---------      --------        --------
                                          (8,293)     365,771      132,375             -          18,387         508,240
                                        --------    ---------     --------       ---------      --------        --------
Income (loss) before income taxes          8,293       30,617       (9,014)            -         (18,387)         11,509
Income tax provision ...............         -            -         (3,216)            -             -            (3,216)
                                        --------    ---------     --------       ---------      --------        --------
Net income (loss)...................       8,293       30,617      (12,230)            -         (18,387)          8,293
Other comprehensive income (loss):
  Net deferred hedge gains (losses),
   net of tax:
    Net deferred hedge losses.......          (4)     (94,816)     (18,540)            -             -          (113,360)
    Net hedge (gains) losses
      included in net income
      (loss)........................         447      (29,023)      (5,571)            -             -           (34,147)
  Translation adjustment............         -            -          1,827             -             -             1,827
                                        --------    ---------     --------       ---------      --------        --------
Comprehensive income (loss).........   $   8,736   $  (93,222)   $ (34,514)     $      -       $ (18,387)      $(137,387)
                                        ========    =========     ========       =========      ========        ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                     Non-
                                                                     Pioneer      Guarantor      Consolidated
                                                         Parent        USA       Subsidiaries        Total
                                                       ---------    ---------    ------------    ------------
Cash flows from operating activities:
 Net cash provided by operating activities........     $  21,453    $ 355,799     $  169,424     $   546,676
                                                        --------     --------      ---------      ----------
Cash flows from investing activities:
 Proceeds from disposition of assets..............        18,267       16,124            615          35,006
 Additions to oil and gas properties..............           -       (351,174)      (170,811)       (521,985)
 Other property (additions) dispositions, net.....           -        (10,948)         2,778          (8,170)
                                                        --------     --------      ---------      ----------
    Net cash provided by (used in) investing
      activities..................................        18,267     (345,998)      (167,418)       (495,149)
                                                        --------     --------      ---------      ----------
Cash flows from financing activities:
 Borrowings under long-term debt..................       222,725          -              -           222,725
 Principal payments on long-term debt.............      (270,262)         -              -          (270,262)
 Payment of other noncurrent liabilities..........           -         (9,822)        (1,275)        (11,097)
 Exercise of  stock options and employee stock
    purchases.....................................        12,342          -              -            12,342
 Purchase of treasury stock.......................        (2,349)         -              -            (2,349)
                                                        --------     --------      ---------      ----------
    Net cash used in financing activities.........       (37,544)      (9,822)        (1,275)        (48,641)
                                                        --------     --------      ---------      ----------
Net increase (decrease) in cash and cash
  equivalents.....................................         2,176          (21)           731           2,886
Effect of exchange rate changes on cash and
   cash equivalents...............................           -            -            1,275           1,275
Cash and cash equivalents, beginning of period....             6        1,783          6,701           8,490
                                                        --------     --------      ---------      ----------
Cash and cash equivalents, end of period..........     $   2,182    $   1,762     $    8,707     $    12,651
                                                        ========     ========      =========      ==========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2002
                                 (in thousands)

                                                                                     Non-
                                                                     Pioneer      Guarantor      Consolidated
                                                         Parent        USA       Subsidiaries        Total
                                                       ---------    ---------    ------------    ------------
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities.....................................     $(299,553)   $ 259,502     $  268,305     $   228,254
                                                        --------     --------      ---------      ----------
Cash flows from investing activities:
 Proceeds from disposition of assets..............        31,994       85,682          1,155         118,831
 Additions to oil and gas properties..............           -       (284,367)      (205,366)       (489,733)
 Other property additions, net....................           -         (7,466)        (1,069)         (8,535)
                                                        --------     --------      ---------      ----------
    Net cash provided by (used in) investing
      activities..................................        31,994     (206,151)      (205,280)       (379,437)
                                                        --------     --------      ---------      ----------
Cash flows from financing activities:
 Borrowings under long-term debt..................       466,668          -              -           466,668
 Principal payments on long-term debt.............      (442,583)         -              -          (442,583)
 Common stock issuance proceeds, net of issuance
   costs..........................................       236,000          -              -           236,000
 Payment of other noncurrent liabilities..........           -        (43,886)       (59,818)       (103,704)
 Exercise of stock options and employee stock
   purchases......................................        10,756          -              -            10,756
 Deferred debt issuance costs.....................        (3,293)         -              -            (3,293)
                                                        --------     --------      ---------      ----------
    Net cash provided by (used in) financing
      activities..................................       267,548      (43,886)       (59,818)        163,844
                                                        --------     --------      ---------      ----------
Net increase (decrease) in cash and cash
  equivalents.....................................           (11)       9,465          3,207          12,661
Effect of exchange rate changes on cash and
   cash equivalents...............................           -            -           (1,493)         (1,493)
Cash and cash equivalents, beginning of period....            79       10,900          3,355          14,334
                                                        --------     --------      ---------      ----------
Cash and cash equivalents, end of period..........     $      68    $  20,365     $    5,069     $    25,502
                                                        ========     ========      =========      ==========

                        PIONEER NATURAL RESOURCES COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of Pioneer Natural Resources Company (the "Company" or "Pioneer"), are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, international operations and associated international political and economic instability, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves, implement its business plans or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks, acts of war and terrorism. These and other risks are described in the Company's 2002 Annual Report on Form 10-K that is available from the United States Securities and Exchange Commission ("SEC").

Financial and Operating Performance

       The Company's financial and operating performance for the third quarter of 2003 was highlighted by strong production from the Company's deepwater Gulf of Mexico Canyon Express and the Company-operated Falcon field gas projects and increased oil and gas sales in Argentina. Argentine oil drilling results exceeded expectations while a strengthening Argentine economy boosted gas sales. The production growth achieved by the Company, together with favorable worldwide oil and North American gas prices, has resulted in significant increases in the Company's net income and net cash provided by operating activities during the three and nine month periods ended September 30, 2003, as compared to the same respective periods of 2002.

       The Company reported net income of $191.8 million ($1.62 per diluted share) and $353.2 million ($2.99 per diluted share) for the three and nine month periods ended September 30, 2003, respectively, as compared to a net loss of $890 thousand ($.01 per diluted share) and net income of $8.3 million ($.07 per diluted share) for the same respective periods of 2002. The Company's net income for the nine months ended September 30, 2003 includes a $15.4 million ($.13 per share) benefit from the cumulative effect of change in accounting principle, net of tax, associated with the Company's adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") on January 1, 2003. See Notes B and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of new accounting pronouncements. Net income for the three and nine month periods ended September 30, 2003 was also positively impacted by the reversal of the Company's United States deferred tax asset valuation allowances. See "Results of Operations - Income tax benefits (provisions)" for information regarding the reversal of the United States deferred tax asset valuation allowances.

       The Company's net cash provided by operating activities was $222.5 million and $546.7 million for the three and nine month periods ended September 30, 2003, respectively, representing increases of $134.8 million, or 154 percent, and $318.4 million, or 140 percent, over the net cash provided by operating activities of the same respective periods of 2002. Net cash provided by operating activities during the three and nine month periods ended September 30, 2002 was $87.7 million and $228.3 million, respectively. During the three months ended September 30, 2003, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets, to fund $134.9 million of additions to oil and gas properties and to repay $92.0 million of long-term debt. During the nine months ended September 30, 2003, the Company used its net cash provided by operating activities, together with proceeds from the disposition of assets, to fund $522.0 million of additions to oil and gas properties and to repay $47.5 million of long-term debt.

Drilling Highlights

        During the  first nine  months of  2003,  the  Company  incurred  $531.8 million  in  capital  expenditures  including  $207.3  million  for  development activities, $192.7 million for exploration activities and $131.8 million on acquisitions. The majority of the Company's development and exploration expenditures was spent on drilling wells, seismic data and infrastructure for the Company's significant development projects. The primary component of the

                        PIONEER NATURAL RESOURCES COMPANY


acquisition expenditures was the Company's purchase of the 25 percent working interest it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects during March 2003. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the nine months ended September 30, 2003:

                                                      Development Drilling
                               --------------------------------------------------------------------
                               Beginning Wells    Wells    Successful  Unsuccessful    Ending Wells
                                 in Progress      Spud       Wells        Wells        in Progress
                               ---------------   -------   ---------   -------------   -----------
Gulf of Mexico/Gulf Coast.....         1              18         18           -                1
Permian Basin.................         2             115        112             2              3
Mid-Continent.................         4              95         93             3              3
                                  ------          ------     ------        ------         ------
       Total Domestic.........         7             228        223             5              7
                                  ------          ------     ------        ------         ------
Argentina.....................         3              26         26             2              1
Canada........................         4              10          7             7            -
Tunisia.......................       -                 1          1           -              -
                                  ------          ------     ------        ------         ------
       Total Worldwide........        14             265        257            14              8
                                  ======          ======     ======        ======         ======

                                                  Exploration/Extension Drilling
                               --------------------------------------------------------------------
                               Beginning Wells    Wells    Successful  Unsuccessful    Ending Wells
                                 in Progress      Spud       Wells        Wells        in Progress
                               ---------------   -------   ---------   -------------   -----------
Gulf of Mexico/Gulf Coast....        -                11          4             6              1
Alaska.......................        -                 3        -             -                3
Mid-Continent................        -                 2          2           -              -
                                  ------          ------     ------        ------         ------
     Total Domestic..........        -                16          6             6              4
                                  ------          ------     ------        ------         ------

Argentina....................          6              24         19             7              4
Canada.......................          4              46         16            26              8
South Africa.................        -                 3        -               3            -
Tunisia......................        -                 4        -               1              3
                                  ------          ------     ------        ------         ------
     Total Worldwide.........         10              93         41            43             19
                                  ======          ======     ======        ======         ======

       Domestic. The Company spent $405.1 million during the first nine months of 2003 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Alaska, Permian Basin and Mid-Continent areas of the United States.

       Gulf of Mexico/Gulf Coast area. In the Gulf of Mexico/Gulf Coast area, the Company spent $278.4 million of acquisition, drilling and seismic capital. In the deepwater Gulf of Mexico, the Company completed its Falcon field development in mid-March 2003 and, as previously discussed, purchased the remaining 25 percent working interest in Falcon and related prospects that the Company did not already own. The Company has two major development projects that remain in progress as of September 30, 2003:

o Devils Tower - The Dominion-operated Devils Tower development project in Mississippi Canyon was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The hull of the spar was constructed in Indonesia and was successfully transported to the United States during the first quarter of 2003 where the topsides will be added during the fourth quarter of 2003. The spar has slots for eight dry tree wells and up to three subsea tie-back wells and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Eight Devils Tower wells and one subsea tie-back well have been drilled and are awaiting completion. Devils Tower production is scheduled to begin in the second quarter of 2004 and will be phased in as the wells are individually completed from the spar. The Company also plans to spud its satellite Goldfinger prospect and participate in an appraisal well on the Triton prospect during the fourth quarter of 2003. If successful, these wells could be the second and third subsea tie-back wells. The Company holds a 25 percent working interest in these projects.

o Harrier/Tomahawk/Raptor - The Company discovered the Harrier field during the first quarter of 2003 and the Tomahawk and Raptor fields during the third quarter of 2003. The Company operates the blocks with a 100 percent

                        PIONEER NATURAL RESOURCES COMPANY


     working interest subsequent to the acquisition discussed above, and is developing all three fields as single- well subsea tie-backs to the Falcon field facilities which were designed to be expandable. To accommodate this incremental production and potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon platform on the Gulf of Mexico shelf is being added, doubling its capacity to 400 MMcf of gas per day. The Company expects first gas production from the Harrier field in early 2004 with combined daily gas production from the Falcon field and the Harrier field expected to reach 275 MMcf per day. In addition, the Company expects first gas production from the Tomahawk and Raptor fields in the third quarter of 2004 thereby approaching full capacity on the Falcon subsea systems.

       The Company plans to spud a well on the BP-operated Juno prospect in the Mississippi Canyon area in early November 2003. The Juno well will test a high-potential deep structure. The Company owns a 25 percent working interest in this prospect. In addition to the development projects described above in the deepwater Gulf of Mexico, the Company drilled two exploratory dry holes in the Falcon area during the first quarter. The Company controls 32 blocks in the area providing numerous exploration opportunities for future subsea tiebacks to the Falcon systems.

       During January 2003, the Company announced a joint exploration agreement with Woodside Energy (USA), Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside has taken a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and includes five exploratory wells to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement will target gas plays below 15,000 feet. The eight wells to be drilled by the parties in 2003 and 2004 are on prospects generated and leased by the Company since 1997. The first three wells under this joint agreement were unsuccessful. The fourth well is in progress and the results are expected to be known in December 2003. Additionally, the Company and Woodside will evaluate shallower gas prospects on the Gulf of Mexico shelf on other blocks covered by the leases for potential inclusion in the drilling program.

       In the onshore Gulf Coast region of the United States, the Company has concentrated its drilling efforts in the Pawnee field in South Texas, where three development wells and one extension well were successfully completed during the first nine months of 2003. The Company plans to drill an additional four development wells and two extension wells during the remainder of 2003.

       Alaska. In Alaska, the Company spent $34.1 million during the first nine months of 2003 to drill three exploration wells on the NW Kuparuk prospect to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial. The wells also encountered thick sections of oil-bearing Jurassic-aged sands. The first well flowed at a sustained rate of approximately 1,300 barrels per day. The test results are currently being evaluated to determine the commercial viability of the Jurassic reservoir.

       On the North Slope of Alaska, the Company recently participated in a state lease sale and was the apparent high bidder on 53 tracts covering approximately 150,000 acres, establishing a leasehold over a variety of prospects.

       Permian Basin area. In the Permian Basin area, the Company spent $49.6 million during the first nine months of 2003 primarily on development drilling in the Spraberry field. The Company plans to drill approximately 140 wells in the Spraberry field during 2003. The Company has drilled 114 wells in the Permian Basin area during the nine months ended September 30, 2003, 103 of which were drilled in the Spraberry field.

       Mid-Continent area. In the Mid-Continent area, the Company spent $43.0 million during the first nine months of 2003, primarily in the West Panhandle field where the Company plans to drill approximately 100 wells this year. The Company plans to drill approximately 20 Hugoton wells this year. During the nine months ended September 30, 2003, the Company has drilled 79 West Panhandle field wells and 19 Hugoton wells.

       Argentina. In Argentina, the Company spent $36.7 million of acquisition, drilling and seismic capital during the first nine months of 2003. The majority of costs was spent to drill extension and development wells targeting oil reserves in the Neuquen Basin.

                        PIONEER NATURAL RESOURCES COMPANY


       Canada. In Canada, the Company spent $41.2 million of acquisition, drilling and seismic capital during the first nine months of 2003, primarily in the Chinchaga, Martin Creek and Ladyfern areas that are only accessible for drilling during the winter months. The Company tested several shallow gas plays finding multiple gas-bearing zones based on open-hole logs and mud log shows in several wells. However, unseasonably warm weather resulted in a very short drilling season in Canada, and approximately eight of the wells drilled will have to be tested during next year's winter drilling season. Three wells were drilled to test the Slave Point formation in the Ladyfern field area. One well was unsuccessful, and two wells were unsuccessful in the Slave Point formation but are being evaluated for uphole potential in another formation.

       Africa. In Africa, the Company spent $48.8 million of acquisition, drilling and seismic capital during the first nine months of 2003 in South Africa, Tunisia and Gabon.

       South Africa. In South Africa, the Company spent $32.8 million of capital to drill three exploratory wells and to continue development of its Sable field that began production during August 2003. First sales of Sable oil occurred during October 2003. During the second quarter of 2003, the Company drilled three 2003 planned exploratory wells in South Africa, none of which were commercial.

       Tunisia. In Tunisia, the Company spent $14.0 million of capital during the first nine months of 2003. The Company drilled two exploration wells on the Anadarko-operated Anaguid permit during the second quarter of 2003. The CEM-1 encountered 95 feet of net gas and condensate pay in upper Ordovician sandstones. In a drill stem test, the unstimulated well flowed at a rate of 3,600 Mcf per day and 540 Bbls per day. A second well, the SEA-1, encountered 52 feet of net pay in the same section. Both wells have been suspended pending the evaluation of commercial development plans.

       On the Borj El Khadra permit, the Company completed development activities on the Adam 1 discovery well and began production in late May 2003. The well has been producing at a gross stabilized rate of over 3,500 Bbls per day with first sales occurring during the third quarter of 2003. The Company participated in the successful Adam 2 development well, the first development well in the 860 square kilometer Adam concession. The Company also began drilling the Hawa exploration well in the southern portion of the Adam concession and results are expected during the fourth quarter of 2003. The Company has a 28 percent interest in the Adam concession. In addition, the Company drilled an unsuccessful exploration well on the Jorf permit early in 2003.

       Gabon. In Gabon, the Company spent $2.0 million during the first nine months of 2003. The Company has received ministerial approval for the improved terms negotiated for the Olowi permit, in which the Company has a 100 percent working interest. The Company plans to commence a multi-well drilling program in early 2004 to further define the scale of a development plan, initially focusing on the Lower Gamba. The Company has begun to solicit interest from possible new partners in the project.

Results of Operations

       Oil and gas revenues. Revenues from oil and gas operations totaled $332.5 million and $953.6 million for the three and nine month periods ended September 30, 2003, respectively, compared to $168.3 million and $506.3 million for the same respective periods of 2002. The increase in oil and gas revenues during the three and nine month periods ended September 30, 2003, as compared to the same respective periods of 2002, was principally attributable to incremental gas sales from the Company's deepwater Gulf of Mexico Canyon Express and Falcon field projects, increased oil and gas sales in Argentina and commodity price increases. As expected, declines in Canadian production partially offset the above described increases to oil and gas revenues.

                        PIONEER NATURAL RESOURCES COMPANY


       The following table provides the Company's volumes and average reported prices, including the results of hedging activities, for the three and nine month periods ended September 30, 2003 and 2002:

                                         Three months ended        Nine months ended
                                            September 30,             September 30,
                                       ---------------------      --------------------
                                         2003         2002          2003        2002
                                       --------     --------      --------    --------
    Production:
       Oil (MBbls)..................      3,088        2,724         8,877       8,639
       NGLs (MBbls).................      2,085        2,088         6,129       6,008
       Gas (MMcf)...................     59,117       35,404       156,336      96,065
       Worldwide (MBOE).............     15,025       10,713        41,062      30,658
    Average daily production:
       Oil (Bbls)...................     33,560       29,611        32,517      31,646
       NGLs (Bbls)..................     22,658       22,693        22,451      22,007
       Gas (Mcf)....................    642,579      384,822       572,659     351,888
       Worldwide (BOE)..............    163,314      116,441       150,411     112,301
    Average reported prices:
       Oil (per Bbl):
         United States..............   $  25.04     $  22.28      $  25.06    $  23.74
         Argentina..................   $  26.10     $  20.25      $  25.31    $  20.27
         Canada.....................   $  28.97     $  24.67      $  28.67    $  21.32
         Tunisia....................   $  26.94     $    -        $  26.94    $    -
         Worldwide..................   $  25.35     $  21.77      $  25.14    $  22.86
       NGLs (per Bbl):
         United States..............   $  18.29     $  14.12      $  18.98    $  13.05
         Argentina..................   $  21.63     $  12.73      $  22.86    $  13.12
         Canada.....................   $  23.62     $  14.57      $  26.10    $  15.85
         Worldwide..................   $  18.71     $  14.10      $  19.51    $  13.17
       Gas (per Mcf):
         United States..............   $   4.38     $   3.08      $   4.64    $   3.12
         Argentina..................   $    .54     $    .42      $    .55    $    .49
         Canada.....................   $   3.57     $   2.31      $   4.00    $   2.41
         Worldwide..................   $   3.64     $   2.25      $   3.91    $   2.39

       On a BOE basis, worldwide average daily production increased by 40 percent and 34 percent during the three and nine month periods ended September 30, 2003, respectively, as compared to the same respective periods of 2002. During the third quarter of 2003 as compared to the third quarter of 2002, worldwide oil production increased by 13 percent, NGL production remained virtually unchanged and gas production, augmented by incremental production from both the Canyon Express and Falcon field gas projects, increased by 67 percent. During the first nine months of 2003, as compared to the first nine months of 2002, worldwide oil production increased by three percent, NGL production increased by two percent and gas production, augmented by nine months of production from Canyon Express and production since March from the Falcon field, increased by 63 percent. Per BOE average daily production, on a third- quarter to third-quarter comparison, increased by 54 percent in the United States and by 15 percent in Argentina, while production in Canada decreased by 16 percent. During the first nine months of 2003 as compared to the first nine months of 2002, per BOE average daily production increased by 45 percent in the United States and by 13 percent in Argentina, while production in Canada decreased by 14 percent.

       Fourth quarter 2003 production is expected to average 150,000 to 165,000 BOE per day. During the fourth quarter, the Company expects the first cargo sales for oil produced into storage in both South Africa and Tunisia. However, due to uncertainty regarding the timing of cargos, total sales during the fourth quarter are difficult to predict. In South Africa, volume estimates reflect a slower ramp-up of Sable field production due to mechanical problems with compression equipment.

       As in past years, Argentine gas sales are expected to be impacted by the seasonal decline in gas demand as Argentina enters their summer season. Fourth quarter gas sales will also be impacted, as expected, by a one to two week shut-in of the Falcon field in order to tie in the Harrier satellite discovery for first production in early 2004.

                        PIONEER NATURAL RESOURCES COMPANY


       As previously discussed, oil and gas revenues for the three and nine month periods ended September 30, 2003 were positively impacted by commodity price increases. Comparing the third quarter of 2003 to the same respective period in 2002, the Company's average worldwide oil price increased 16 percent, average worldwide NGL prices increased 33 percent and average worldwide gas prices increased 62 percent. Comparing the first nine months of 2003 to the same respective period in 2002, the Company's average worldwide oil price increased 10 percent, average worldwide NGL prices increased 48 percent and average worldwide gas prices increased 64 percent.

       Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity derivative instruments (swap and collar contracts) in order to (i) reduce the effect of the volatility of price changes on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine month periods ended September 30, 2003, the Company's commodity price hedges decreased oil and gas revenues by $28.0 million and $100.9 million, respectively, as compared to decreasing oil and gas revenues by $1.4 million and increasing oil and gas revenues by $34.5 million during the same respective periods in 2002. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and nine month periods ended September 30, 2003 and 2002.

       During October 2003, the Company entered into new swap contracts to hedge 6,315 Bbls per day of fourth quarter 2003 oil sales at a weighted average fixed price per Bbl of $31.51, 4,227 Bbls per day of 2004 oil sales at a weighted average fixed price per Bbl of $29.20, 4,000 Bbls per day of 2008 oil sales at a fixed price per Bbl of $26.05 and 20,000 Mcf per day of 2004 gas sales at a weighted average fixed price per Mcf of $4.96. Additionally, the Company terminated its collar contracts that hedged 20,000 Mcf per day of 2004 gas sales.

       Interest and other revenues. Interest and other revenues during the three and nine month periods ended September 30, 2003 totaled $348 thousand and $4.3 million, respectively, as compared to $7.1 million and $9.1 million during the same respective periods in 2002.

       Gain on disposition of assets. During the three and nine month periods ended September 30, 2003, the Company recorded $46 thousand and $1.6 million, respectively, of net gains on the disposition of assets, as compared to $3.4 million and $4.4 million, respectively, of net gains on the disposition of assets during the same respective periods in 2002. See "Capital resources - Sales of assets" for additional information regarding proceeds from sales of assets.

       Oil and gas production costs. During the three and n ine month periods ended September 30, 2003, total production costs per BOE averaged $4.78 and $5.00, respectively, representing an increase of $.12 per BOE (three percent) and an increase of $.08 per BOE (two percent), respectively, as compared to total production costs per BOE of $4.66 and $4.92 during the same respective periods of 2002. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

       The increase in production costs per BOE during the three months ended September 30, 2003, as compared to the same respective period in 2002, can be attributed to an increase in lease operating and field fuel expenses, partially offset by lower production and ad valorem taxes and workover costs. The increase in lease operating expenses is primarily due to the strengthening of both the Argentine peso and the Canadian dollar, while the increase in field fuel expenses is the result of higher gas prices. The decrease in per BOE production and ad valorem taxes is primarily due to the incremental production associated with Canyon Express and Falcon which are not subject to production or ad valorem taxes.

       The increase in production costs per BOE during the nine months ended September 30, 2003, as compared to the same respective period in 2002, can be attributed to an increase in field fuel and lease operating expenses as well as production taxes, partially offset by lower ad valorem taxes and workover costs. The increase in field fuel expenses is the result of higher gas prices, and the increase in production taxes, while benefitting from incremental production from Canyon Express and Falcon where there are no production taxes, still increased due to higher commodity prices.

                        PIONEER NATURAL RESOURCES COMPANY


       The following table provides the Company's production costs per BOE for the three and nine month periods ended September 30, 2003 and 2002:

                                             Three months ended       Nine months ended
                                                September 30,            September 30,
                                             -------------------      ------------------
                                               2003        2002         2003       2002
                                             -------     -------      -------    -------
                                                              (per BOE)
       Lease operating expense.............  $  3.03     $  2.63      $  3.00    $  2.93
       Taxes:
          Production.......................      .55         .60          .65        .58
          Ad valorem.......................      .37         .54          .41        .54
       Field fuel expenses.................      .68         .63          .79        .59
       Workover costs......................      .15         .26          .15        .28
                                              ------      ------       ------     ------
             Total production costs........  $  4.78     $  4.66      $  5.00    $  4.92
                                              ======      ======       ======     ======

       Based on market-quoted commodity prices during October 2003, the Company expects fourth quarter 2003 production costs to average $4.75 to $5.15 per BOE. The potential increase is primarily due to higher per BOE lease operating expenses associated with forecasted Sable production and an increase in expected workover costs.

       Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $6.89 and $6.68 for the three and nine month periods ended September 30, 2003, respectively, as compared to $5.11 and $5.09 during the same respective periods of 2002. Depletion expense per BOE, the largest component of depletion, depreciation and amortization expense, was $6.73 and $6.50 per BOE during the three and nine month periods ended September 30, 2003, respectively, as compared to $4.91 and $4.88 per BOE during the same respective periods of 2002. The increase in per BOE depletion expense is primarily due to increases in higher cost-basis deepwater Gulf of Mexico production volumes.

       The Company expects fourth quarter 2003 depletion, depreciation and amortization expense to average $6.90 to $7.30 per BOE. The increase is principally attributable to higher cost-basis Sable production volumes.

       Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $24.5 million and $107.4 million during the three and nine month periods ended September 30, 2003, respectively, as compared to $18.3 million and $57.3 million during the same respective periods in 2002. The increase in exploration, abandonments, geological and geophysical costs during the first nine months of 2003 as compared to the first nine months of 2002 is primarily due to increased exploration/extension drilling in the Gulf of Mexico, South Africa, Canada and Tunisia and increases in seismic acquisitions that will contribute to future exploration activities. During the first nine months of 2003, the Company completed and evaluated 84 exploration/extension wells, 41 of which were successfully completed as discoveries. During the same respective period in 2002, the Company completed and evaluated 27 exploration/extension wells, 20 of which were successfully completed as discoveries.

                        PIONEER NATURAL RESOURCES COMPANY


       The following table provides the Company's geological and geophysical costs, exploratory dry hole expense and leasehold abandonments expense and other for the three and nine month periods ended September 30, 2003 and 2002:

                                               United                             Other    Consolidated
                                               States    Argentina     Canada    Foreign      Total
                                              --------   ---------   ---------   -------   ------------
                                                                   (in thousands)
Three months ended September 30, 2003:
    Geological and geophysical..............  $  8,110   $    458     $    619   $    774     $  9,961
    Exploratory dry holes...................     7,127        778        1,069      3,403       12,377
    Leasehold abandonments and other........     2,038         39          101        -          2,178
                                               -------    -------      -------    -------      -------
                                              $ 17,275   $  1,275     $  1,789   $  4,177     $ 24,516
                                               =======    =======      =======    =======      =======
Three months ended September 30, 2002:
    Geological and geophysical..............     6,210   $    114     $    682   $  1,450     $  8,456
    Exploratory dry holes...................     4,119      1,212            8         45        5,384
    Leasehold abandonments and other........     2,228      1,517          739        -          4,484
                                                ------    -------      -------    -------      -------
                                              $ 12,557   $  2,843     $  1,429   $  1,495     $ 18,324
                                               =======    =======      =======    =======      =======
Nine months ended September 30, 2003:
    Geological and geophysical..............  $ 25,797   $  6,966     $  2,534   $  3,102     $ 38,399
    Exploratory dry holes...................    28,306      2,209       10,939     20,859       62,313
    Leasehold abandonments and other........     3,562      1,672        1,476          8        6,718
                                               -------    -------      -------    -------      -------
                                              $ 57,665   $ 10,847     $ 14,949   $ 23,969     $107,430
                                               =======    =======      =======    =======      =======
Nine months ended September 30, 2002:
    Geological and geophysical..............  $ 16,512   $  3,329        3,049   $  5,303     $ 28,193
    Exploratory dry holes...................    18,803      1,611        1,198        249       21,861
    Leasehold abandonments and other........     4,526      1,691        1,025          8        7,250
                                               -------    -------       ------    -------      -------
                                              $ 39,841   $  6,631     $  5,272   $  5,560     $ 57,304
                                               =======    =======      =======    =======      =======

       The Company expects fourth quarter 2003 exploration and abandonment expense to be $20 million to $40 million, dependent largely on exploratory drilling results and expected seismic expenditures.

       General and administrative expense. General and administrative expenses for the three and nine month periods ended September 30, 2003 were $15.2 million and $44.3 million, respectively, as compared to $12.5 million and $35.1 million during the same respective periods in 2002. The increases of $2.7 million and $9.2 million in general and administrative expense for the respective three and nine month periods ended September 30, 2003, as compared to the same respective periods in 2002, are primarily due to increases in administrative staff and performance-related compensation costs.

       The Company expects fourth quarter 2003 general and administrative expense to be $14 million to $15 million.

       Accretion of discount on asset retirement obligations. During the three and nine month periods ended September 30, 2003, accretion of discount on asset retirement obligations was $1.3 million and $3.7 million, respectively. The provisions of SFAS 143 require that the accretion of discount on asset retirement obligations be classified in the consolidated statement of operations separate from interest expense. Prior to 2003 and the adoption of SFAS 143, the Company classified accretion of discount on asset retirement obligations as a component of interest expense. The Company's interest expense during the three and nine month periods ended September 30, 2002 included $622 thousand and $1.9 million, respectively, of accretion of discount on asset retirement obligations that was calculated prior to the adoption of SFAS 143 based on asset retirement obligations recorded in purchased business combinations. See "Cumulative effect of change in accounting principle" and Notes B and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

        The Company expects fourth quarter 2003 accretion of discount on asset retirement obligations to be approximately $1 million.

                        PIONEER NATURAL RESOURCES COMPANY


       Interest expense. Interest expense was $23.2 million and $69.5 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $20.3 million and $71.4 million for the same respective periods in 2002. The increase of $2.9 million (or 14 percent) in interest expense for the three months ended September 30, 2003, as compared to the same respective period of 2002, is primarily attributable to a $4.3 million decrease in capitalized interest due to the completion of the Canyon Express gas project and Falcon field development, partially offset by an increase in recorded hedge gains. The decrease of $1.9 million (or three percent) in interest expense for the nine months ended September 30, 2003, as compared to the same respective period of 2002, is primarily attributable to interest savings from the repayment of a higher yielding capital cost obligation and a portion of the Company's 9-5/8 percent and 8-7/8 percent senior notes, lower underlying market rates of interest, a 12.5 basis point decrease on May 16, 2003 in the Eurodollar margin component of the interest rate specified in the Company's $575 million corporate credit facility (the "Credit Facility"), the aforementioned separate classification of accretion of discount on asset retirement obligations, and an increase of $2.3 million in interest rate hedge gains. Partially offsetting the decreases in interest expense components described above was a $6.0 million decline in interest capitalized during the first nine months of 2003, as compared to the same respective period in 2002.

       The Company expects fourth quarter 2003 interest expense to be $21 million to $23 million.

       Other expenses. Other expenses for the three and nine month periods ended September 30, 2003 were $1.4 million and $12.2 million, respectively, as compared to $21.6 million and $37.6 million for the same respective periods in 2002. The $20.2 million decrease in other expenses during the three months ended September 30, 2003, as compared to the same respective period of 2002, is primarily attributable to a $19.5 million loss recognized from the early extinguishment of higher yielding senior notes in 2002. The $25.4 million decrease in other expense during the nine months ended September 30, 2003, as compared to the same respective period of 2002, is primarily attributable to a $22.3 million loss recognized from the early extinguishment of higher yielding senior notes in 2002. See "Cumulative effect of change in accounting principle" presented below for information regarding the reclassification of 2002 extraordinary losses on the early extinguishment of debt.

       Income tax benefits (provisions). During the three and nine month periods ended September 30, 2003, the Company recognized income tax benefits of $99.9 million and $95.0 million, respectively. During the three and nine month periods ended September 30, 2002, the Company recognized income tax provisions of $2.2 million and $3.2 million, of which $2.1 million and $2.8 million, respectively, was attributable to Argentine taxable income. The income tax benefit for the nine months ended September 30, 2003 excludes a $1.3 million Argentine provision that is associated with the gain recognized from the adoption of SFAS 143 on January 1, 2003 (see "Cumulative effect of change in accounting principle" presented below).

       Since 1998, the Company has maintained a valuation allowance against a portion of its deferred tax asset position in the United States. As of December 31, 2002, the Company's deferred tax valuation allowances totaled $247.0 million, comprised of $204.3 million of United States deferred tax valuation allowances and $42.7 million of international deferred tax valuation allowances. Statement of Financial Accounting Standards No. 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. In the third quarter of 2003, the Company concluded that it is now more likely than not that it will realize its gross deferred tax asset position in the United States after giving consideration to the following specific facts:

o Over the past several years, the Company has been steadily improving its portfolio of assets, including significant proved reserve discoveries and follow-up development projects that have recently started to produce. Specifically, Pioneer completed development activities and began production operations on its Canyon Express gas project in September 2002 and on the Falcon field in March 2003. The production performance to-date and the reservoir data that has been accumulated through September 30, 2003 on these projects provide assurance that these projects will recover the reserves as predicted.

o During the three months ended September 30, 2003, the Company announced additional Falcon area discoveries in the Tomahawk and Raptor fields and expects first production from these fields in the second half of 2004. The Company also expects to complete its other significant United States Gulf of Mexico development projects, Harrier and Devils Tower, in early and mid-2004, respectively.

                        PIONEER NATURAL RESOURCES COMPANY


o Commodity market supply and demand fundamentals have continued to stabilize during the quarter as evidenced by quoted futures prices, that suggest that North American gas prices will remain relatively flat over the next five years and that worldwide oil prices may decline modestly over that time span compared to relatively high current levels for each commodity.

o The Company's future revenues are further protected against price declines through its significant hedging program. The Company has hedged portions of its oil price risk through 2005 and portions of its gas price risk through 2007. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the Company's hedge positions.

o The Company has generated record pretax income for the third quarter of 2003, significant net income for the nine months ended September 30, 2003 and net income in each of the years ended December 31, 2002, 2001 and 2000. The Company has also generated significant taxable income for the third consecutive quarter, including the deduction of 100 percent of its intangible drilling costs for those periods. The Company believes that these trends will continue for the foreseeable future.

o The Company performed various economic evaluations in the third quarter to determine if the Company would be able to realize all of its deferred tax assets, including its net operating loss carryforwards, prior to any expiration. These evaluations were based on the Company's reserve projections of existing producing properties and recent discoveries being developed. These evaluations employed varying price assumptions, some of which included a significant negative change to commodity prices, and factored in limitations on the use of the Company's net operating loss carryforwards. The evaluations did not include assumptions of increases in proved reserves through future exploration or acquisitions. The evaluations indicated that the deferred tax assets are realizable in the future.

       Accordingly, during the third quarter of 2003, the Company reversed its valuation allowance in the United States, resulting in the recognition of a deferred tax benefit of $104.7 million. Further, the reversal of the allowance increased stockholders' equity by $32.6 million as the Company recognized the tax effects of previous stock option exercises and deferred hedging gains and losses in other comprehensive income.

       Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to reestablish a United States deferred tax asset valuation allowance in a future period. As of September 30, 2003, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to certain foreign tax jurisdictions.

       The Company estimates that its fourth quarter cash income taxes will be $4 million to $6 million, principally comprised of Argentine income taxes and nominal alternative minimum tax in the United States as the Company benefits from its net operating loss carryforwards in the United States and Canada. In the future, the Company's effective tax rate on earnings in the United States will approximate statutory rates as a result of the aforementioned reversal of deferred tax valuation allowances.

       Cumulative effect of change in accounting principle. As previously discussed, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of associated Argentine deferred income taxes.

       On January 1, 2003, the Company also adopted the provisions of SFAS 145, the provisions of which did not result in a cumulative effect adjustment. In accordance with the provisions of SFAS 145, the Company reclassified to other expense extraordinary losses from the early extinguishment of debt of $2.8 million and $19.5 million realized during the three month periods ended June 30 and September 30, 2002, respectively.

       See Note B  of Notes to Consolidated  Financial  Statements  included  in
"Item  1.  Financial  Statements"  for  additional   information  regarding  the
Company's adoption of SFAS 143 and SFAS 145.

                        PIONEER NATURAL RESOURCES COMPANY


Capital Commitments, Capital Resources and Liquidity

       Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

       Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine month periods ended September 30, 2003 totaled $134.9 million and $522.0 million, respectively. The Company's additions to oil and gas properties were funded by $222.5 million and $546.7 million of net cash provided by operating activities during the three and nine month periods ended September 30, 2003, respectively. The Company's capital expenditures during the three months ended September 30, 2002 were funded by $87.7 million of net cash provided by operating activities, $59.9 million of proceeds from the disposition of assets and borrowings under the Credit Facility. The Company's capital expenditures during the nine months ended
September 30, 2002 were funded by $228.3 million of net cash provided by operating activities, $118.8 million of proceeds from the disposition of assets and proceeds from the April 2002 sale of 11.5 million shares of common stock (the "Stock Offering").

       Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, Btu swap agreements (which are fixed in amount and are not subject to market risk), terminated commodity hedges and other contracts. During the nine months ended September 30, 2003, the Company reduced its long-term debt by $47.2 million, reduced its obligations under the Btu swap agreements by $4.9 million and locked-in $24.2 million of remaining liabilities associated with the termination of commodity hedges prior to their scheduled maturity. The Company's contractual obligations for which the ultimate settlement amounts are not fixed and determinable are currently limited to derivative contracts that are sensitive to future changes in commodity prices. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the nine months ended September 30, 2003.

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

       Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the remainder of 2003.

       Operating activities. Net cash provided by operating activities during the three and nine month periods ended September 30, 2003 were $222.5 million and $546.7 million, respectively, as compared to $87.7 million and $228.3 million for the same respective periods in 2002. The increase in net cash provided by operating activities during the three and nine month periods ended September 30, 2003, as compared to the same respective periods in 2002, is primarily due to higher gas production and higher commodity prices.

       Financing activities. Net cash used in financing activities during the three and nine month periods ended September 30, 2003 was $94.4 million and $48.6 million, respectively. In comparison, net cash provided by financing activities was $90.4 million and $163.8 million during the three and nine month periods ended September 30, 2002, respectively. During the nine months ended September 30, 2003, net cash provided by operating activities has been used to fund the Company's capital projects, repay borrowings of $117.7 million during the first half of 2003, including normal closing adjustments, to acquire an additional 25 percent working interest in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico and to reduce long-term debt by $47.5 million. During the third quarter of 2003, net cash provided by operating activities increased while net cash used for investing activities declined allowing the Company to reduce long-term debt by $92.0 million. During the three and nine month periods ended September 30, 2002, the Company used a portion of the $236.0 million of net proceeds from the Stock Offering to fund a portion of the net cash used in investing activities and to repay a portion of its long-term debt and other noncurrent liabilities.

       During August and February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts entered into during August (the "August Contracts"), the Company was to receive a fixed annual rate of 9-5/8 percent on $300.0 million notional amount and agreed to pay the counterparties a variable rate on the notional amount equal to the six-month

                        PIONEER NATURAL RESOURCES COMPANY


LIBOR, reset  semi-annually,  plus a weighted average margin ("LIBOR Margin") of
521.0 basis points. The terms of the interest rate swap contracts entered into during February 2003 (the "February Contracts") differed from those of the August Contracts only in notional amount and LIBOR Margin, which terms were $250.0 million and 566.4 basis points, respectively. During September 2003, the Company terminated the August Contracts for $10.1 million of cash proceeds. The cash proceeds were comprised of $1.2 million of settlement gains attributable to the period from August 2003 through the date of termination and $8.9 million attributable to the fair value, on the date of termination, of the remaining term of the August Contracts. During May 2003, the Company terminated the February Contracts for $11.4 million of cash proceeds. The cash proceeds were comprised of $2.0 million of settlement gains attributable to the period from February 2003 through the date of termination and $9.4 million attributable to the fair value, on the date of termination, of the remaining term of the February Contracts.

       Outstanding borrowings under the Credit Facility totaled $218.0 million as of September 30, 2003, excluding $28.8 million of undrawn letters of credit issued under the Credit Facility. The weighted average interest rates on the Company's indebtedness for the three and nine month periods ended September 30, 2003 were 5.2 percent and 5.3 percent, respectively, as compared to 5.8 percent and 6.4 percent for the same respective periods in 2002, taking into account the effect of lower market interest rates and the Company's interest rate swaps.

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

       Sales of assets. During the three and nine month periods ended September 30, 2003, proceeds from the sale of assets totaled $9.3 million and $35.0 million, respectively, as compared to $59.9 million and $118.8 million for the same respective periods in 2002. The Company's 2003 asset divestitures were primarily comprised of derivative assets and Gulf of Mexico shelf prospects, in which a partial interest was sold to Woodside. The Company's 2002 asset divestitures were primarily comprised of derivative assets.

       Book capitalization and liquidity. The Company's total debt was $1.6 billion as of September 30, 2003 and $1.7 billion as of December 31, 2002. The Company's total book capitalization at September 30, 2003 was $3.3 billion, consisting of total debt of $1.6 billion and stockholders' equity of $1.7 billion. Consequently, the Company's debt to total book capitalization at September 30, 2003 was 48.6 percent and at December 31, 2002 was 54.8 percent. The Company's ratio of current assets to current liabilities was .61 at September 30, 2003 and at December 31, 2002 was .54. Including $28.8 million of undrawn and outstanding letters of credit, the Company had $328.2 million of unused borrowing capacity available under its Credit Facility as of September 30, 2003.

       During the fourth quarter of 2003, the Company anticipates that net cash provided by operating activities, based on current commodity prices, will exceed budgeted capital expenditures and contractual obligations and be sufficient to reduce long-term debt by an additional $25 million to $50 million.

New Accounting Interpretation and Recent Developments

       During January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE's"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains. For VIEs created subsequent to January 31, 2003, the provisions of FIN 46 must be applied immediately. For VIEs created prior to that date, the adoption of FIN 46 is required for all reporting periods subsequent to December 15, 2003.

       Subsequent to January 31, 2003, the Company has not acquired an interest in any VIEs that would require immediate consolidation under FIN 46. The Company is currently reviewing its financial arrangements to determine whether any VIEs existed prior to January 31, 2003 that should be consolidated by the Company in accordance with FIN 46. The Company does not believe that the consolidation of VIEs that existed prior to January 31, 2003, if any, will have a material impact on its future financial position, results of operations or liquidity.

                        PIONEER NATURAL RESOURCES COMPANY


       In its recent review of registrants' filings, the staff of the SEC has taken the position that Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires oil and gas entities to separately report on their balance sheets the costs of leasehold mineral interests acquired after June 30, 2001, including related accumulated depletion, as intangible assets and provide related disclosures. The Company has historically included producing leasehold costs in the proved properties caption on its balance sheet since the value of the leases is inseparable from the value of the related oil and gas reserves. This classification is consistent with the provisions of Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and standard industry practice. Almost all costs included in the unproved properties caption on the balance sheet are leasehold mineral interests that are regularly evaluated for impairment based on lease term and drilling activity. The SEC staff has referred the question of SFAS 142 applicability for consideration by the Emerging Issues Task Force. If the provisions of SFAS 142 are determined to be applicable to oil and gas leasehold mineral interests, reclassifications within property, plant and equipment on the Consolidated Balance Sheets and additional disclosures may be required. The Company does not believe that the provisions of SFAS 142, if determined to be applicable, will have a material impact on its financial position, results of operations or liquidity. At September 30, 2003, the Company had cumulative expenditures of no more than $450 million on costs of leasehold mineral interests since June 30, 2001, that are included in oil and gas properties in the Company's Consolidated Balance Sheet.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

       The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

       The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first nine months of 2003:

                                                       Derivative Contract Assets (Liabilities)
                                                    ----------------------------------------------
                                                                             Foreign
                                                                 Interest    Exchange
                                                    Commodity      Rate        Rate        Total
                                                    ---------    --------    --------    ---------
                                                                    (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2002...............    $(108,804)   $    -       $   15     $(108,789)
       Changes in contract fair value...........     (220,470)     21,497          3      (198,970)
       Contract realizations:
           Maturities...........................      156,539      (3,230)       (18)      153,291
           Terminations - cash settlements......          125     (18,267)        -        (18,142)
           Terminations - future net obligations       53,362         -           -         53,362
                                                     --------     -------      -----      --------
       Fair value of contracts outstanding
          as of September 30, 2003..............    $(119,248)   $    -       $   -      $(119,248)
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

       Interest rate sensitivity. During August and February 2003, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its 9-5/8 percent senior notes. Under the terms of the interest rate swap contracts entered into during August (the "August Contracts"), the Company was to receive a fixed annual rate of 9-5/8 percent on $300.0 million notional amount and agreed to pay the counterparties a variable rate on the notional amount equal to the six-month LIBOR, reset semi-annually, plus a weighted average margin ("LIBOR Margin") of 521.0 basis points. The terms of the interest rate swap contracts entered into during February 2003 (the "February Contracts") differed from those of the August Contracts only in notional amount and LIBOR Margin, which terms were $250.0 million and 566.4 basis points, respectively. During September 2003, the Company terminated the August Contracts for $10.1 million of cash proceeds. The cash proceeds were comprised of $1.2 million of settlement gains attributable to the period from August 2003 through the date of termination and $8.9 million attributable to the fair value, on the date of termination, of the remaining term of the August Contracts. During May 2003, the Company terminated the February Contracts for

                        PIONEER NATURAL RESOURCES COMPANY


$11.4 million of cash proceeds. The cash proceeds were comprised of $2.0 million of settlement gains attributable to the period from February 2003 through the date of termination and $9.4 million attributable to the fair value, on the date of termination, of the remaining term of the February Contracts.

       The following table provides information about the debt obligations of the Company that are sensitive to changes in interest rates as of September 30, 2003. The table presents the debt obligations by maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2003. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

                                                  Interest Rate Sensitivity
                                          Debt Obligations as of September 30, 2003

                             Three months                                                                     Fair Value
                                ended                   Year ended December 31,                              Liability at
                             December 31,  --------------------------------------------------                September 30,
                                2003        2004      2005      2006      2007     Thereafter      Total         2003
                             -----------   ------   --------   ------   --------   ----------   ----------   ------------
                                                       (in thousands, except interest rates)
 Total Debt:
   Fixed rate debt...........  $  -        $  -     $136,376   $  -     $156,393   $1,110,595   $1,403,364   $(1,534,589)
   Weighted average
     interest rate (%).......    7.93        7.93       7.95     7.95       7.94         7.91
   Variable rate debt........  $  -        $  -     $218,000   $  -     $    -     $      -     $  218,000   $  (218,000)
   Average interest rate (%).    2.45        3.15       4.61

       Commodity price sensitivity. During the first nine months of 2003, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments of the Company that were sensitive to oil and gas price changes as of September 30, 2003. All of these oil and gas derivative financial instruments qualified as hedges.

       See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
          Derivative Financial Instruments as of September 30, 2003(3)

                                                   Three months         Year ended          Fair Value
                                                      ended            December 31,        Liability at
                                                   December 31,    --------------------    September 30,
                                                       2003          2004        2005          2003
                                                   ------------    --------    --------    -------------
                                                                                           (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (1):
   Swap contracts...............................      14,000         14,000      12,000      $ (20,467)
      Weighted average fixed price
        per Bbl.................................    $  24.35       $  24.65    $  24.44
 Average forward NYMEX oil
   prices (2)...................................    $  28.47       $  26.99    $  25.38

---------------
(1)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(2) The average forward NYMEX oil prices are based on October 30, 2003 market quotes. The average forward NYMEX oil price per Bbl for calendar 2008, as of the close of business on October 30, 2003, was $25.91.
(3) During October 2003, the Company entered into new oil swap contracts to hedge 6,315 Bbls per day of fourth quarter 2003 sales at a weighted average fixed price per Bbl of $31.51, 4,227 Bbls per day of 2004 sales at a weighted average fixed price per Bbl of $29.20 and 4,000 Bbls per day of 2008 sales at a fixed price per Bbl of $26.05.

                        PIONEER NATURAL RESOURCES COMPANY


                              Gas Price Sensitivity
          Derivative Financial Instruments as of September 30, 2003 (4)

                                         Three Months                                                Fair Value
                                            ended                Year ended December 31,            Liability at
                                         December 31,   -----------------------------------------   September 31,
                                            2003          2004       2005       2006       2007         2003
                                         -----------    --------   --------   --------   --------   -------------
                                                                                                    (in thousands)
Gas Hedge Derivatives (1):
  Average daily notional Mcf
   volumes (2):
     Swap contracts....................    310,000       260,000     60,000     70,000     20,000   $ (98,720)
      Weighted average fixed price
        per MMBtu......................   $   4.39      $   4.05   $   4.28   $   4.23   $   3.75
     Collar contracts..................                   20,000                                    $     (61)
      Weighted average short call
        ceiling price per MMBtu........                 $   6.60
      Weighted average long put
         floor price per MMBtu.........                 $   4.00
  Average forward NYMEX gas
   prices (3)..........................   $   4.71      $   4.75   $   4.70   $   4.62   $   4.65

---------------
(1) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(2)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(3) The average forward NYMEX gas prices are based on October 30, 2003 market quotes.
(4) During October 2003, the Company entered into new gas swap contracts to hedge 20,000 Mcf per day of 2004 sales at a weighted average fixed price per MMBtu of $4.96. Additionally, the Company terminated its collar contracts that hedged 20,000 Mcf per day of 2004 sales.


Item 4.     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this Report, the Company's chief executive officer ("CEO") and chief financial officer ("CFO") carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures. Based on those evaluations, the Company's CEO and CFO believe (i) that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure; and (ii) that the Company's disclosure controls and procedures are effective.

(b) Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation referred to in Item
4. (a), above, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

       As discussed in Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note G, the Company believes that the probable damages from such other legal actions will not be in excess of 10 percent of the Company's current assets.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

   31.1     Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2     Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1     Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2     Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

       During the three months ended September 30, 2003, the Company filed with the SEC current reports on Form 8-K on July 17, July 30 and August 19.

       The Company's July 17, 2003 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on July 17, 2003 announcing, together with related information, (i) anticipated first production from the Sable field offshore of South Africa in August 2003, (ii) updates on the Harrier field and Devils Tower project developments and (iii) an update on second quarter guidance based upon then known market conditions.

       The Company's July 30, 2003 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on July 30, 2003 announcing the Company's financial and operating results for the quarter ended June 30, 2003; providing the Company's third quarter 2003 financial outlook based on then current expectations and providing information regarding the Company's oil and gas price hedges.

       The Company's August 19, 2003 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on August 18, 2003 announcing, together with related information, (i) commencement of production from the Sable field, (ii) a discovery on the Tomahawk prospect in the Falcon field in the Gulf of Mexico and
(iii) the participation in a successful development well in the Adams field in Tunisia.

                        PIONEER NATURAL RESOURCES COMPANY


                               S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PIONEER NATURAL RESOURCES COMPANY





Date:   October 31, 2003            By:    /s/ Timothy L. Dove
                                        -----------------------------------
                                           Timothy L. Dove
                                           Executive Vice President and
                                           Chief Financial Officer


Date:   October 31, 2003            By:    /s/ Richard P. Dealy
                                        -----------------------------------
                                           Richard P. Dealy
                                           Vice President and Chief
                                           Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY


Exhibit Index
                                                                          Page

   31.1*    Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2*    Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1*    Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2*    Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
*  filed herewith