Form 10-K
period 2003-12-31
PIONEER NATURAL RESOURCES CO
filed 2004-02-03
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  / X /        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       or

  /   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number: 1-13245

                       Pioneer Natural Resources Company
             (Exact name of registrant as specified in its charter)

                 Delaware                                    75-2702753
    ------------------------------------                ---------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas                 75039
------------------------------------------------             --------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES    X        NO ___
     ----

Aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently
completed second fiscal quarter ...........................    $  3,053,790,906

Number of shares of Common Stock outstanding as of
January 30, 2004...........................................         119,345,550

                      Documents Incorporated by Reference:

(1)  Proxy  Statement for Annual Meeting of Shareholders to be held May 13, 2004
     - Referenced in Part III of this report.

                                TABLE OF CONTENTS



                                                                         Page

Definitions of Oil and Gas Terms and Conventions Used Herein...........    4

                                     PART I

Item 1.    Business....................................................    5

           General.....................................................    5
           Available Information.......................................    5
           Mission and Strategies......................................    5
           Business Activities.........................................    6
           Operations by Geographic Area...............................    8
           Marketing of Production.....................................    8
           Competition, Markets and Regulations........................    8
           Risks Associated with Business Activities...................   10

Item 2.    Properties..................................................   13

           Proved Reserves.............................................   13
           Finding Cost and Reserve Replacement........................   14
           Description of Properties...................................   14
           Selected Oil and Gas Information............................   19

Item 3.    Legal Proceedings...........................................   23

Item 4.    Submission of Matters to a Vote of Security Holders.........   23

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters.........................................   23

           Securities Authorized for Issuance under Equity
           Compensation Plans..........................................   24

Item 6.    Selected Financial Data.....................................   25

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   26

           2003 Highlights.............................................   26
           2003 Financial and Operating Performance....................   26
           2004 Outlook................................................   27
           Critical Accounting Estimates...............................   29
           Results of Operations.......................................   31
           Capital Commitments, Capital Resources and Liquidity........   37
           New Accounting Development..................................   40

                                TABLE OF CONTENTS


                                                                         Page

Item 7A.   Quantitative and Qualitative Disclosures About
           Market Risk.................................................   40

           Quantitative Disclosures....................................   40
           Qualitative Disclosures.....................................   43

Item 8.    Financial Statements and Supplementary Data.................   43

           Index to Consolidated Financial Statements..................   43
           Independent Auditors' Report................................   44
           Consolidated Financial Statements...........................   45
           Notes to Consolidated Financial Statements..................   50
           Unaudited Supplementary Information.........................   88

Item 9.    Changes in and Disagreements With Accountants on
           Accounting and Financial Disclosure.........................   94

Item 9A.   Controls and Procedures.....................................   94

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..........   94

Item 11.   Executive Compensation......................................   94

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters..................   94

Item 13.   Certain Relationships and Related Transactions..............   94

Item 14.   Principal Accountant Fees and Services......................   94

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K.................................................   95

           Signatures..................................................  100

           Exhibit Index...............................................  101

     Parts I and II of this annual report on Form 10-K (the "Report") contain forward-looking statements that involve risks and uncertainties. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward looking statements. See "Item 1. Business - Competition, Markets and Regulations" and "Item 1. Business - Risks Associated with Business Activities" for a description of various factors that could materially affect the ability of Pioneer Natural Resources Company to achieve the anticipated results described in the forward-looking statements.

Definitions of Oil and Gas Terms and Conventions Used Herein

     Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "LIBOR" means London Interbank Offered Rate, which is a market rate of interest; "MMBtu" means one million Btus; "MBbl" means one thousand Bbls; "MBOE" means one thousand BOE; "MMBOE" means one million BOE; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMcf" means one million cubic feet; "Bcf" means one billion cubic feet; "NGL" means natural gas liquid; "NYMEX" means The New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
     (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
     (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

     "Standardized Measure" means the after-tax present value of estimated future net revenues of proved reserves, determined in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"), using prices and costs in effect at the specified date and a 10 percent discount rate; "acquisition and finding cost per BOE" means total costs incurred divided by the summation of proved reserves attributable to revisions of previous estimates, purchases of minerals-in-place and new discoveries and extensions; and "reserve replacement percentage" means, expressed as a percentage, the summation of annual proved reserves, on a BOE basis, attributable to revisions of previous estimates, purchases of minerals-in-place and new discoveries and extensions divided by annual production of oil, NGLs and gas, on a BOE basis.

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

     The Company's executive offices are located at 5205 N. O'Connor Blvd., Suite 900, Irving, Texas 75039. The Company's telephone number is (972) 444-9001. The Company maintains other offices in Midland, Texas; Buenos Aires, Argentina; Calgary, Canada; Capetown, South Africa; Tunis, Tunisia; and Libreville, Gabon. At December 31, 2003, the Company had 1,014 employees, 505 of whom were employed in field and plant operations.

Available Information

     Pioneer files annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that Pioneer files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Pioneer, that file electronically with the SEC. The public can obtain any documents that Pioneer files with the SEC at http://www.sec.gov.

     The Company also makes available free of charge on or through its Internet website (http://www.pioneernrc.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Mission and Strategies

     The Company's mission is to provide shareholders with superior investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are predicated on maintaining financial flexibility and capital allocation discipline. Historically, these strategies have been anchored by the Company's long-lived Spraberry oil field and Hugoton and West Panhandle gas fields' reserves and production. Underlying these fields are approximately 65 percent of the Company's proved oil and gas reserves as of December 31, 2003. These fields have a remaining productive life in excess of 40 years. The stable base of oil and gas production from these fields, combined with the deepwater Gulf of Mexico Canyon Express, Falcon and Harrier gas projects which began production in September 2002, March 2003 and January 2004, respectively, and the Sable oil discovery in South Africa which began production in August 2003 will generate the operating cash flows that will allow the Company to improve its financial flexibility in 2004. These activities will be further enhanced by initial production in mid-2004 from the Company's Devils Tower oil discovery and the Raptor and Tomahawk gas discoveries, all located in the deepwater Gulf of Mexico.

     The above exploration successes represent some of the results of the Company's decision to selectively reinvest capital from the long-lived
Spraberry, Hugoton and West Panhandle fields to areas offering superior investment returns. Similarly, the Company will continue to: (a) selectively explore for and develop proved reserve discoveries in areas that offer superior reserve growth and profitability potential; (b) evaluate opportunities to acquire oil and gas properties under terms that will complement the Company's exploration and development drilling activities; (c) invest in the personnel and technology necessary to maximize the Company's exploration and development successes; and (d) enhance liquidity, allowing the Company to take advantage of future exploration, development and acquisition opportunities. The Company is committed to continuing to enhance shareholder investment returns through adherence to these strategies.

Business Activities

     The Company is an independent oil and gas exploration and production company. Pioneer's purpose is to competitively and profitably explore for, develop and produce oil, NGL and gas reserves. In so doing, the Company sells homogenous oil, NGL and gas units which, except for geographic and relatively minor qualitative differentials, cannot be significantly differentiated from units offered for sale by the Company's competitors. Competitive advantage is gained in the oil and gas exploration and development industry through superior capital investment decisions, technological innovation and price and cost management.

     Petroleum industry. The petroleum industry has been characterized by fluctuating oil, NGL and gas commodity prices and relatively stable supplier costs during the three years ended December 31, 2003. During and just prior to 2000, the Organization of Petroleum Exporting Countries ("OPEC") and certain other oil exporting nations reduced their oil export volumes. Those reductions in oil export volumes had a positive impact on world oil prices, as did overall gas supply and demand fundamentals on North American gas prices. During 2002, world oil prices increased in response to political unrest and supply disruptions in the Middle East and Venezuela while North American gas prices improved as market fundamentals strengthened. During 2003, world oil and North American gas supply and demand fundamentals continued to strengthen. Significant factors that will impact 2004 commodity prices include the final resolution of issues currently impacting Iraq and the Middle East in general, the extent to which members of OPEC and other oil exporting nations are able to continue to manage oil supply through export quotas and overall North American gas supply and demand fundamentals. To mitigate the impact of commodity price volatility on the Company's net asset value, Pioneer utilizes commodity hedge contracts. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during the years ended December 31, 2003, 2002 and 2001 from the Company's hedging activities and the Company's open hedge positions at December 31, 2003.

     The Company. The Company's asset base is anchored by the Spraberry oil field located in West Texas, the Hugoton gas field located in Southwest Kansas and the West Panhandle gas field located in the Texas Panhandle. Complementing these areas, the Company has exploration and development opportunities and/or oil and gas production activities in the Gulf of Mexico, the onshore Gulf Coast area and in Alaska, and internationally in Argentina, Canada, Gabon, South Africa and Tunisia. Combined, these assets create a portfolio of resources and opportunities that are well balanced among oil, NGLs and gas, and that are also well balanced between long-lived, dependable production and exploration and development opportunities. Additionally, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.

     The Company provides administrative, financial and management support to United States and foreign subsidiaries that explore for, develop and produce oil, NGL and gas reserves. Production operations are principally located domestically in Texas, Kansas, Louisiana and the Gulf of Mexico, and internationally in Argentina, Canada, South Africa and Tunisia.

     Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGLs and gas through development drilling, production enhancement activities and acquisitions of producing properties while minimizing the controllable costs associated with the production activities. During the year ended December 31, 2003, the Company's average daily oil, NGL and gas production increased as a result of (i) a full year of gas production from the Company's Canyon Express gas project in the deepwater Gulf of Mexico, (ii) gas production since March 2003 from the Company's Falcon gas field in the deepwater Gulf of Mexico, (iii) increased production from Argentina primarily resulting from the resumption of oil drilling activities since the third quarter of 2002,
(iv) oil production  since May 2003 from the Company's Adam field in Tunisia and
(v) oil production since August 2003 from the Company's Sable field offshore South Africa. These increases more than offset normal production declines. During 2002, the Company's average daily oil, NGL and gas production decreased primarily due to normal production declines, reduced Argentine demand for gas, the Company's curtailment of Argentine drilling activities during the first half of 2002 and the December 2001 sale of the Company's Rycroft/Spirit River field in Canada. During 2001, the Company's average daily oil, NGL and gas production decreased primarily as a result of oil and gas property divestitures that were supportive of the Company's debt reduction goal. Production, price and cost information with respect to the Company's properties for each of the years ended

December 31, 2003, 2002 and 2001 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

     Drilling activities. The Company seeks to increase its oil and gas reserves, production and cash flow through exploratory and development drilling and by conducting other production enhancement activities, such as well recompletions. During the three years ended December 31, 2003, the Company drilled 1,002 gross (744.1 net) wells, 86 percent of which were successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $1.5 billion. During 2003, the Company drilled 383 gross (338.8 net) wells. The Company's current 2004 capital expenditure budget is expected to range from $550 million to $600 million. Excluding the 2003 acquisitions, the Company's 2004 capital expenditure budget is comparable to 2003 costs incurred for oil and gas producing activities. The Company has allocated the budgeted
2004 capital expenditures as follows: 65 percent to development drilling and facility activities and 35 percent to exploration activities.

     The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2003 include proved undeveloped reserves and proved developed reserves that are behind pipe of 188.9 million Bbls of oil and NGLs and 670.8 Bcf of gas. Development of these reserves will require future capital expenditures. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of undeveloped prospects and reserves provides attractive development and exploration opportunities for at least the next three to five years.

     Exploratory activities. Since 1998, the Company has devoted significant efforts and resources to hiring and developing a highly skilled exploration staff as well as acquiring and drilling a portfolio of exploration opportunities. The Company's commitment to exploration has resulted in significant discoveries during this time period, such as the 1998 Sable oil field discovery in South Africa; the 1999 Aconcagua, 2000 Devils Tower, 2001 Falcon and 2003 Harrier, Tomahawk and Raptor discoveries in the deepwater Gulf of Mexico; the 2001 Olowi permit discovery located in the Southern Gabon basin; and the 2002 Borj El Khadra permit discovery in the Ghadames basin onshore Southern Tunisia. The Company currently anticipates that its 2004 exploration efforts will be approximately 35 percent of total 2004 capital expenditures and will be concentrated domestically in the Gulf of Mexico, and internationally in Argentina, Canada, Gabon and Tunisia. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Drilling activities" below.

     Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During the years ended December 31, 2003, 2002 and 2001, the Company expended $151.0 million, $195.5 million and $170.8 million, respectively, of acquisition capital to purchase additional interests in, and other assets associated with, its existing assets and to acquire new prospects for future exploration activities. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's acquisitions during 2003, 2002 and 2001.

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

     Asset  divestitures.  The Company  regularly reviews its asset base for the purpose of identifying non-strategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of financial flexibility through reduced debt levels.

     During the years ended December 31, 2003, 2002 and 2001, the Company's divestitures consisted of the early termination of derivative hedge contracts and the sales of oil and gas properties and other assets for net proceeds of $35.7 million, $118.9 million and $113.5 million, respectively, which resulted in 2003, 2002 and 2001 net divestiture gains of $1.3 million, $4.4 million and $7.7 million, respectively. The net cash proceeds from the 2003, 2002 and 2001 asset dispositions were primarily used to fund additions to oil and gas properties or to reduce the Company's outstanding indebtedness. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures.

     The Company anticipates that it will continue to sell non-strategic properties or other assets from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability.

Operations by Geographic Area

     The Company operates in one industry segment. During the three years ended December 31, 2003, the Company had oil and gas producing and development activities in the United States, Argentina, Canada, Gabon, South Africa and Tunisia, and had exploration activities in the United States, Argentina, Canada, Gabon, South Africa and Tunisia. See Note R of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for geographic operating segment information, including results of operations and segment assets.

Marketing of Production

     General. Production from the Company's properties is marketed using methods that are consistent with industry practices. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as the index or spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions.

     Significant purchasers. During the year ended December 31, 2003, the Company's primary purchasers of oil were ExxonMobil Corporation ("ExxonMobil") and Plains Marketing LP ("Plains"), the Company's primary purchaser of NGLs was Enterprise Products Operating L.P. ("Enterprise") and the Company's primary purchasers of gas were Williams Energy Services ("Williams") and Conoco Phillips. Approximately 16 percent, eight percent and seven percent of the Company's 2003 combined oil, NGL and gas revenues were attributable to sales to Williams, Conoco Phillips and Enterprise, respectively, and approximately five percent of combined oil, NGL and gas revenues of 2003 were attributable to sales to ExxonMobil and Plains. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

     Hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact on oil and gas revenues during the years ended December 31, 2003, 2002 and 2001 from the Company's commodity hedging activities and the Company's open commodity hedge positions at December 31, 2003.

Competition, Markets and Regulations

     Competition. The oil and gas industry is highly competitive. A large number of companies and individuals engage in the exploration for and development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development or exploration. Acquisitions of oil and gas properties have been an important element of the Company's growth. The Company intends to continue to acquire oil and gas properties that complement its operations, provide exploration and development opportunities and potentially provide superior return on investment. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, investigate and purchase such properties and the financial resources necessary to acquire and develop the properties. Many of the Company's competitors are substantially larger and have financial and other resources greater than those of the Company.

     Markets. The Company's ability to produce and market oil, NGLs and gas profitably depends on numerous factors beyond the Company's control. The effect of these factors cannot be accurately predicted or anticipated. Although the Company cannot predict the occurrence of events that may affect these commodity prices or the degree to which these prices will be affected, the prices for any commodity that the Company produces will generally approximate current market prices in the geographic region of the production.

     Governmental regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC. This regulatory oversight imposes on the Company the responsibility for establishing and maintaining disclosure controls and procedures that will ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Company's management and that the financial statements and other financial information included in this Report do not contain any untrue statement of a material fact, or omit to state a material fact, necessary to make the statements made in this Report not misleading.

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

     Environmental and health controls. The Company's operations are subject to numerous federal, state, local and foreign laws and regulations relating to environmental and health protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas and impose substantial liabilities for pollution resulting from oil and gas operations. These laws and regulations may also restrict air emissions or other discharges resulting from the operation of gas processing plants, pipeline systems and other facilities that the Company owns. Although the Company believes that compliance with environmental laws and regulations will not have a material adverse effect on its future results of operations or financial condition, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including potential criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

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

     The Company currently owns or leases, and has in the past owned or leased, properties that for many years have been used for the exploration and production of oil and gas reserves. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial plugging operations to prevent future contamination.

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

     Many states in which the Company operates regulate naturally occurring radioactive materials ("NORM") and NORM wastes that are generated in connection with oil and gas exploration and production activities. NORM wastes typically consist of very low-level radioactive substances that become concentrated in pipe scale and in production equipment. Certain state regulations require the testing of pipes and production equipment for the presence of NORM, the licensing of NORM-contaminated facilities and the careful handling and disposal of NORM wastes. The regulation of NORM has minimal effect on the Company's operations because the Company generates only small quantities of NORM on an annual basis.

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that environmental laws will not result in a curtailment of production or processing, a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's future results of operations and financial condition.

     The Company employs an environmental director and environmental specialists charged with monitoring environmental and regulatory compliance. The Company performs an environmental review as part of the due diligence work on potential acquisitions. The Company is not aware of any material environmental legal proceedings pending against it or any material environmental liabilities to which it may be subject.

Risks Associated with Business Activities

     The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities.

     Commodity prices. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on oil and gas prices, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and the recognition of a deferred tax asset valuation allowance or an increase to the Company's deferred tax asset valuation allowances, depending on the Company's tax attributes in each country in which it has activities.

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

     Unproved properties. At December 31, 2003 and 2002, the Company carried unproved property costs of $179.8 million and $219.1 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.

     Acquisitions. Acquisitions of producing oil and gas properties have been a key element of the Company's growth. The Company's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas reserves on a profitable basis. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope.

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

     Operation of natural gas processing plants. As of December 31, 2003, the Company owned interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating facilities. There are significant risks associated with the operation of natural gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or misoperation of a gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

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

     Environmental. The oil and gas business is subject to environmental hazards, such as oil spills, produced water spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of federal, state and foreign laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to penalties, damages or other liabilities, and compliance may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business - Competition, Markets and Regulation - Environmental and health controls" above for additional discussion related to environmental risks.

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that future environmental laws will not result in a curtailment of production or processing, a material increase in the costs of production, development, exploration or processing or otherwise adversely affect the Company's future operations and financial condition. Pollution and similar environmental risks generally are not fully insurable.

     Debt restrictions and availability. The Company is a borrower under fixed term senior notes and a corporate credit facility. The terms of the Company's borrowings under the senior notes and the corporate credit facility specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices, interest rates and competition for available debt financing. See Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt as of December 31, 2003 and the terms associated therewith.

     Competition. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business - Competition, Markets and Regulation" above for additional discussion regarding competition.

     Government regulation. The Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business - Competition, Markets and Regulation" above for additional discussion regarding government regulation.

     International operations. At December 31, 2003, approximately 21 percent of the Company's proved reserves of oil, NGLs and gas were located outside the United States (16 percent in Argentina, three percent in Africa and two percent in Canada). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including host-country export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be denominated. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's future results of operations and financial condition. See Critical Accounting Estimates included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information specific to Argentina's economic and political situation.

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

ITEM 2.     PROPERTIES

     The information included in this Report about the Company's oil, NGL and gas reserves as of December 31, 2003 was based on reserve reports audited by Netherland, Sewell & Associates, Inc. for the Company's major properties in the United States, Argentina, Canada and South Africa and reserve reports prepared by the Company's engineers for all other properties. The reserve audit conducted by Netherland, Sewell & Associates, Inc. in aggregate represented 87 percent of the Company's estimated proved quantities of reserves as of December 31, 2003. The information included in this Report about the Company's oil, NGL and gas reserves as of December 31, 2002 was based on reserve reports audited by Netherland, Sewell & Associates, Inc. for the Company's major properties in the United States, Canada and South Africa, reserve reports audited by Gaffney, Cline & Associates, Inc. for the Company's properties located in the Neuquen Basin in Argentina and reserve reports prepared by the Company's engineers for all other properties. The reserve audits conducted by Netherland, Sewell &
Associates, Inc. and Gaffney, Cline & Associates, Inc., in aggregate, represented 71 percent of the Company's estimated proved quantities of reserves as of December 31, 2002. The information in this Report about the Company's oil, NGL and gas reserves as of December 31, 2001 was based on proved reserves as determined by the Company's engineers.

     Numerous uncertainties exist in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the Company's control. This Report contains estimates of the Company's proved oil and gas reserves and the related future net revenues, which are based on various assumptions, including those prescribed by the SEC. Actual future production, oil and gas prices, revenues, taxes, capital expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates and could materially affect the estimated quantities and related Standardized Measure of proved reserves set forth in this Report. In addition, the Company's reserves may be subject to downward or upward revisions based on production performance, purchases or sales of properties, results of future exploration and development activities, prevailing oil and gas prices and other factors. Therefore, estimates of the Standardized Measure of proved reserves should not be construed as accurate estimates of the current market value of the Company's assets.

     Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. It requires the use of oil and gas spot prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas production because of seasonal price fluctuations or other varying market conditions. Standardized Measures as of any date are not necessarily indicative of future results of operations. Accordingly, estimates included herein of future net revenues may be materially different from the net revenues that are ultimately received.

     The Company did not provide estimates of total proved oil and gas reserves during the years ended December 31, 2003, 2002 or 2001 to any federal authority or agency, other than the SEC.

Proved Reserves

     The Company's proved reserves totaled 789.1 million BOE at December 31, 2003, 736.7 million BOE at December 31, 2002 and 671.4 million BOE at December 31, 2001, representing $4.6 billion, $4.1 billion and $2.5 billion, respectively, of Standardized Measure or $6.0 billion, $5.1 billion and $2.5 billion, respectively, on a pre-tax basis. The seven and 11 percent increases in proved reserve volumes and Standardized Measure, respectively, during 2003 were primarily due to two core area acquisitions, discoveries in Gabon, the deepwater Gulf of Mexico and Tunisia and positive reserve revisions due to increased commodity prices extending the estimated economic life of various properties, increased recoverable reserve estimates based on well performance and the addition of reserves resulting from the Company' expanded development drilling program. The ten and 65 percent increases in proved reserve volumes and Standardized Measure, respectively, during 2002 were attributable to an increase in commodity prices, the purchase of incremental interests in two core assets and the Company's successful capital investments.

     On a BOE basis, 65 percent of the Company's total proved reserves at December 31, 2003 were proved developed reserves. Based on reserve information as of December 31, 2003, and using the Company's production information for the year then ended, the reserve-to-production ratio associated with the Company's proved reserves was 14.0 years on a BOE basis. The following table provides information regarding the Company's proved reserves and average daily production by geographic area as of and for the year ended December 31, 2003:


                                                                                         2003 Average
                              Proved Reserves as of December 31, 2003                 Daily Production (a)
                         -------------------------------------------------     ---------------------------------
                            Oil                               Standardized       Oil
                          & NGLs         Gas                     Measure       & NGLs         Gas
                          (MBbls)       (MMcf)       MBOE     (in thousands)    (Bbls)       (Mcf)        BOE
                         ---------    ---------   ----------   -----------     --------    ---------    --------
United States.........     362,751    1,553,976      621,747   $ 3,797,488       44,863      445,609     119,129
Argentina.............      33,469      549,856      125,112       443,118       10,005       94,128      25,694
Canada................       2,407       93,829       18,045       218,419        1,017       41,669       7,962
Africa................      24,154          -         24,154       124,228        1,981          -         1,981
                         ---------    ---------   ----------     ---------     --------    ---------    --------
Total.................     422,781    2,197,661      789,058   $ 4,583,253       57,866      581,406     154,766
                         =========    =========   ==========    ==========     ========    =========    ========

----------------
(a) The 2003 average daily production was calculated using a 365-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

Finding Cost and Reserve Replacement

     The Company's acquisition and finding costs per BOE for the years ended December 31, 2003, 2002 and 2001 were $6.64, $6.30 and $7.49 per BOE, respectively. The average acquisition and finding cost for the three-year period ended December 31, 2003 was $6.76 per BOE, representing an eight percent increase over the 2002 three-year average rate of $6.24 per BOE.

     During the year ended December 31, 2003, the Company replaced 193 percent of its annual production on a BOE basis (299 percent for oil and NGLs and 129 percent for gas). During 2002, the Company replaced 258 percent of its annual production on a BOE basis (384 percent for oil and NGLs and 144 percent for gas). During 2001, the Company replaced 208 percent of its annual production on a BOE basis (169 percent for oil and NGLs and 245 percent for gas). The Company's 2003 and 2002 reserve replacement percentages were the result of revisions of previous estimates including revisions related to changes in commodity prices, asset purchases and new discoveries and field extensions. The Company's 2001 reserve replacement percentage was primarily impacted by asset purchases and new discoveries and field extensions.

Description of Properties

     As of December 31, 2003, the Company has production, development and/or exploration operations in the United States, Argentina, Canada, Gabon, South Africa and Tunisia.

     Domestic. The Company's domestic operations are located in the Permian Basin, Mid-Continent, Gulf of Mexico and onshore Gulf Coast areas of the United States. The Company also has unproved properties in Alaska. Approximately 83 percent of the Company's domestic proved reserves at December 31, 2003 are located in the Spraberry, Hugoton and West Panhandle fields. These mature fields generate substantial operating cash flow and have a large portfolio of low risk infill drilling opportunities. The cash flows generated from these fields provide funding for the Company's other development and exploration activities both domestically and internationally. During the year ended December 31, 2003, the Company expended $563.0 million in domestic acquisition, exploration and development drilling activities. The Company has budgeted approximately $427 million for domestic exploration and development drilling expenditures for 2004.

     Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu per Mcf. The oil and gas are produced primarily from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. Recently, the Company has been adding the Wolfcamp formation at depths ranging from 9,300 feet to 10,300 feet to selected completions with successful results. The center of the Spraberry field was unitized in the late 1950s and early 1960s by the major oil companies; however, until the late 1980s there was very limited development activity in the field. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the numerous undeveloped infill drilling locations, many of which are reflected in the Company's proved undeveloped reserves, and the ability to reduce operating expenses through economies of scale.

     During the year ended December 31, 2003, the Company placed 123 Spraberry wells on production and drilled one developmental dry hole. The Company plans to drill approximately 114 development wells in the Spraberry field during 2004.

     Hugoton field. The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. The gas is produced from the Chase and Council Grove formations at depths ranging from 2,700 feet to 3,000 feet. The Company's Hugoton properties are located on approximately 257,000 gross acres (237,000 net acres), covering approximately 400 square miles. The Company has working interests in approximately 1,200 wells in the Hugoton field, about 1,000 of which it operates, and partial royalty interests in approximately 500 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and NGL production.

     The Company's Hugoton operated wells are capable of producing approximately 90 MMcf of wet gas per day (i.e., gas production at the wellhead before processing and before reduction for royalties), although actual production in the Hugoton field is limited by allowables set by state regulators. The Company estimates that it and other major producers in the Hugoton field produced at or near capacity during the year ended December 31, 2003. During 2003, the Company placed 18 development wells on production, drilled one developmental dry hole and had one well in progress as of December 31, 2003 in the Hugoton field. The plans for 2004 include drilling approximately 20 development wells.

     The Company is continuing to evaluate the feasibility of infill drilling into the Council Grove Formation and may submit an application to the Kansas
Corporation Commission to allow infill drilling. Such infill drilling may increase production from the Company's Hugoton properties. However, until an application has been submitted and approved, the Company will not reflect any of the infill drilling locations as proved undeveloped reserves. There can be no assurance that the application will be filed or approved, or as to the timing of such approval if granted.

     West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas in the West Panhandle field has an average energy content of 1,300 Btu per Mcf and is produced from approximately 600 wells on more than 241,000 acres covering over 375 square miles. The Company's wellhead gas produced from the West Panhandle field contains a high quantity of NGLs, yielding relatively greater NGL volumes than realized from the Company's 1,025 Btu per Mcf content wellhead gas in its Hugoton field. The Company controls the wells, production equipment, gathering system and gas processing plant for the field.

     During the year ended December 31, 2003, the Company placed 71 new development wells on production, drilled four development wells that were plugged and abandoned due to noncommerciality and had 24 development wells and two extension wells in progress at December 31, 2003. The Company plans to drill approximately 111 wells in the West Panhandle field during 2004.

     Gulf of Mexico area. In the Gulf of Mexico, the Company is focused on reserve and production growth through a portfolio of shelf and deepwater development projects, high-impact, higher-risk deepwater exploration drilling, shelf exploration drilling and exploitation opportunities inherent in the properties the Company currently has producing on the shelf. To accomplish this, the Company has devoted most of its domestic exploration efforts to the Gulf of Mexico shelf and deepwater as well as investments in and utilization of 3-D seismic technology. During the year ended December 31, 2003, the Company successfully drilled three exploratory wells in the deepwater Gulf of Mexico and one successful development well on the shelf. The Company also drilled four exploratory dry holes on the shelf and two exploratory dry holes in the deepwater Gulf of Mexico during 2003 and had four exploratory wells in the deepwater Gulf of Mexico and one exploratory well on the shelf in progress as of December 31, 2003.

     In the deepwater Gulf of Mexico, the Company has three major projects, two of which are now on production and one that was in progress at December 31, 2003:

o Canyon Express - The Canyon Express development project is a joint development of three deepwater Gulf of Mexico gas discoveries, including the Company's TotalFinaElf-operated Aconcagua and Marathon-operated Camden Hills fields, where the Company holds 37.5 percent and 33.3 percent working interests, respectively. The Company participated in the discovery of the Aconcagua gas field in 1999 during the early stages of building its exploration program, and later added Camden Hills to its portfolio to enhance its ownership in the project. The Canyon Express project was approved for development in June 2000 and reached first production in September 2002. The Canyon Express gathering system is the first in the area and provides the Company and its partners with the opportunity to collect gathering and handling revenues from the use of the system by any future discoveries in the area. The Company has plans to drill and complete an additional development well at Aconcagua during 2004.

o Falcon Area - The Company-operated Falcon two-well field was completed ahead of schedule and placed on production in March 2003. During the first quarter of 2003, the Company drilled its Harrier discovery, along with two exploratory dry holes. The Company also acquired the remaining 25 percent working interest in the Falcon field, Harrier discovery and surrounding prospects that it did not already own in March 2003. In addition, during the third quarter of 2003, the Company successfully drilled the Tomahawk and Raptor prospects. All three discoveries, Harrier, Tomahawk and Raptor, will be developed as single-well subsea tie-backs to the Falcon field facilities which were designed to be expandable. To accommodate this incremental production and potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon platform on the Gulf of Mexico shelf has been added, doubling its capacity to 400 MMcf of gas per day. The Company placed the Harrier field on production in early January 2004 and plans to place Tomahawk and Raptor on production in mid-2004. In addition to the development operations discussed above, the Company has budgeted to drill up to three additional Falcon area prospects in 2004.

o Devils Tower - The Dominion-operated Devils Tower development project was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The hull of the spar was constructed in Indonesia and was successfully transported to the United States during the first quarter of 2003 where the topsides were added in the fourth quarter of 2003. The spar has slots for eight dry tree wells and up to two subsea tie-back risers and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Eight Devils Tower wells and one subsea tie-back well, the Triton field, have been drilled and are awaiting completion. In addition, the Company has drilled an appraisal well at Triton that was successful subsequent to year end and an exploration well is in progress on its Goldfinger prospect. Devils Tower production is expected to begin in mid-2004 and will be phased in as the wells are individually completed from the spar. The Company holds a 25 percent working interest in each of the above projects.

     During 2002, the Company also participated in the Marathon-operated deepwater Gulf of Mexico Ozona Deep discovery. The Company is currently negotiating a tie-back agreement to an existing facility in the area, the economics of which will determine future activities. In late 2003, the Company spudded an exploratory well on the BP-operated Juno prospect with a 25 percent working interest and an exploratory well on the Unocal-operated Myrtle Beach prospect with a 10 percent working interest, each of which remains in progress with results expected to be known in February 2004. The Company also plans to spud an exploratory well on the Dominion-operated Thunder Hawk prospect during 2004. The Company has a 12.5 percent working interest in Thunder Hawk.

     During January 2003, the Company announced a joint exploration agreement with Woodside Energy (USA), Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside acquired a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and included five exploratory wells to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement will target gas plays below 15,000 feet. The first three wells under this joint agreement were unsuccessful. The fourth well, Midway, subsequent to December 31, 2003 encountered 30 feet of net gas pay and is expected to be tied back to an existing production platform with first production anticipated during the second half of 2004. Three other intervals with an additional 60 feet of gas bearing sands were also encountered and will require additional analysis to determine future commercial potential. The

Company has a 37.5 percent working interest in this well. The fifth well to be drilled in 2003 and the three wells scheduled for 2004 under the agreement, which has been extended for one additional year, were mutually agreed to be deferred until more technical work can be performed on the prospects by both companies. Additionally, the Company and Woodside are evaluating shallower gas prospects on the Gulf of Mexico shelf for possible inclusion in the 2004 drilling program.

     Onshore Gulf Coast area. The Company has focused its drilling efforts in this area on the Pawnee field in the Edwards Reef trend in South Texas. The Company placed five development wells and one extension well on production at Pawnee during 2003, had two wells in progress at year end and plans to drill approximately ten wells in 2004.

     Alaska area. During the fourth quarter of 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. Associated therewith, the Company drilled three exploratory wells during the first quarter of 2003 to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil-bearing Jurassic-aged sands, and the first well flowed at a sustained rate of approximately 1,300 barrels per day. The test results are continuing to be evaluated to determine the commercial viability of the Jurassic reservoir. Subsequent to year end, the Company farmed-into a large acreage block to the southwest of the Company's discovery. During 2004, the Company plans to evaluate seismic data over the area to the southwest of its discovery, analyze results from other wells drilled in the area and determine the location of future exploration wells to further test the discovery.

     In addition, the Company was the high bidder on 53 tracts covering an additional 159,000 acres on the North Slope in the most recent state lease sale, establishing a leasehold over a variety of prospects. The Company has opened an office in Anchorage and is putting together a team of employees that will focus their efforts on enhancing the Company's position in Alaska.

     International. The Company's international operations are located in the Neuquen and Austral Basins areas of Argentina, the Chinchaga, Martin Creek and Lookout Butte areas of Canada, the Sable oil field offshore South Africa and in southern Tunisia. Additionally, the Company has other significant oil development and exploration activities in the shallow waters offshore Gabon, gas exploration activities in the shallow waters offshore South Africa and oil development and exploration activities in Tunisia. As of December 31, 2003, approximately 16 percent, two percent and three percent of the Company's proved reserves are located in Argentina, Canada and Africa, respectively.

     Argentina. The Company's share of Argentine production during the year ended December 31, 2003 averaged 25.7 MBOE per day, or approximately 17 percent of the Company's equivalent production. The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of Buenos Aires and to the east of the Andes Mountains. Oil and gas are produced primarily from the Al Norte de la Dorsal, the Al Sur de la Dorsal, the Dadin, the Loma Negra, the Dos Hermanas, the Anticlinal Campamento and the Estacion Fernandez Oro blocks, in each of which the Company has a 100 percent working interest. Most of the gas produced from these blocks is processed in the Company's Loma Negra gas processing plant. The Company also operates and has a 50 percent working interest in the Lago Fuego field which is located in Tierra del Fuego, an island in the extreme southern portion of Argentina, approximately 1,500 miles south of Buenos Aires.

     Most of the Company's non-operated production in Argentina is located in Tierra del Fuego where oil, gas and NGLs are produced from six separate fields in which the Company has a 35 percent working interest. The Company also has a
14.4 percent working interest in the Confluencia field which is located in the Neuquen Basin.

     During the year ended December 31, 2003, the Company expended $52.1 million on Argentine development, exploration and acquisition activities. The Company drilled 31 development wells and 30 extension/exploratory wells, of which 29 development wells and 21 extension/exploratory wells were successful. Also during 2003, the Company acquired an additional 150,000 acres in the Ojo de Agua, Cutral Co Sur and Collun Cura blocks in the Neuquen Basin and shot seismic covering approximately 258,000 acres. The Company plans to be more active in Argentina in 2004 with approximately $113 million budgeted for oil and gas development and exploration opportunities.

     Canada. The Company's Canadian producing properties are located primarily in Alberta and British Columbia, Canada. Production during the year ended December 31, 2003 averaged 8.0 MBOE per day, or approximately five percent of the Company's equivalent production. The Company continues to focus its development, exploration and acquisition activities in the core areas of northeast British Columbia and southwest Alberta. The Canadian assets are geographically concentrated, predominantly shallow gas and more than 95 percent operated by the Company in the following areas: Chinchaga, Martin Creek and Lookout Butte.

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

     During the year ended December 31, 2003, the Company expended $53.0 million on Canadian exploration, development, and acquisition activities. The Company drilled 14 development wells and 42 exploratory/extension wells, primarily in the Chinchaga and Martin Creek areas, of which seven development wells and 16 exploratory/extension wells were successful. Most of these wells were drilled during the first quarter of 2003 as these areas are only accessible for drilling during the winter months. The Company plans to spend approximately $31 million on oil and gas development and exploration opportunities in Canada during 2004.

     Africa. In Africa, the Company has entered into agreements to explore for oil and gas in South Africa, Gabon and Tunisia. The amended South African agreements cover over five million acres along the southern coast of South Africa, generally in water depths less than 650 feet. The Gabon agreement covers 313,937 acres off the coast of Gabon, generally in water depths less than 100 feet. The Tunisian agreements can be separated into two categories: the first includes three permits covering 2.9 million acres onshore southern Tunisia which the Company operates with a 50 percent working interest and the second includes the Anadarko-operated Anaguid permit covering 1.2 million acres onshore southern Tunisia in which the Company has a 38.7 percent working interest and the AGIP-operated Adam concession and Borj El Khadra permit covering 212,420 acres and 969,755 acres, respectively, onshore southern Tunisia in which the Company has a 28 percent and 40 percent working interest, respectively. During the year ended December 31, 2003, the Company expended $52.9 million of acquisition, development and exploration drilling and seismic capital in South Africa, Gabon and Tunisia.

     South Africa. In South Africa, the Company spent $32.8 million of capital to complete its Petro SA-operated Sable development project and to drill three exploratory wells that were dry holes. The Sable oil field began producing in August 2003. The Company has a 40% working interest in the Sable field. In 2004, the Company currently plans to spend approximately $9 million in South Africa for production enhancement opportunities at Sable and for an exploration well late in the year.

     Gabon. In Gabon, the Company spent $4.4 million of development and seismic capital to further evaluate its Bigorneau South discovery, located offshore in the Southern Gabon Basin on its Olowi permit. Pioneer is the operator of the permit with a 100 percent working interest. To date, the Company has drilled four successful offshore wells which have established significant oil in place. The Company recently received ministerial approval for improved terms associated with the Olowi permit. Subsequent to year end, the Company has commenced a multi-well drilling program to further define the scale of a development plan, initially focusing on the Lower Gamba, and to test a new exploratory prospect. The Company is also soliciting bids from possible new partners in the project.

     Tunisia. In Tunisia, the Company spent $15.6 million of acquisition, drilling and seismic capital during the year ended December 31, 2003 primarily to drill one successful development well in its Adam concession, one successful exploratory well in its AGIP-operated Hawa oil field and one exploratory well that was a dry hole in its Company-operated Jorf permit. The Hawa oil field started production in January 2004. In addition, the Company also drilled two exploratory wells on its Anadarko-operated Anaguid permit that remain in progress as of December 31, 2003. The Company also completed the construction of a 15 kilometer flowline from the Adam discovery to an AGIP-operated facility, allowing production to begin in May 2003. The capital budget of approximately $14 million for Tunisia in 2004 includes an exploration well and development well in the Adam concession, two exploration wells on the Company- operated El Hamra permit and two appraisal wells on the Anaguid permit.

Selected Oil and Gas Information

     The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2003, 2002 and 2001. Because of normal production declines, increased or decreased drilling activities and the effects of past and future acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

     Production, price and cost data. The following table sets forth production, price and cost data with respect to the Company's properties for the years ended December 31, 2003, 2002 and 2001:

                       PRODUCTION, PRICE AND COST DATA (a)

                                                                       Year Ended December 31,
                       -----------------------------------------------------------------------------------------------------------
                                        2003                                   2002                                2001
                       ------------------------------------- ----------------------------------- ---------------------------------
                       United                                 United                             United
                       States Argentina Canada Africa  Total  States  Argentina Canada   Total   States  Argentina Canada   Total
                       ------ --------- ------ ------ ------- ------- --------- ------- -------- ------- --------- ------- -------
Production information:
 Annual production:
  Oil (MBbls).......    8,952    3,171      40    723  12,886   8,555    2,914       45   11,514   8,629    3,566      303  12,498
  NGLs (MBbls)......    7,423      481     331    -     8,235   7,487      254      345    8,086   7,232      200      368   7,800
  Gas (MMcf)........  162,647   34,357  15,209    -   212,213  84,811   28,551   17,653  131,015  77,609   31,830   18,426 127,865
  Total (MBOE)......   43,483    9,378   2,906    723  56,490  30,177    7,926    3,333   41,436  28,796    9,071    3,742  41,609
 Average daily production:
  Oil (Bbls)........   24,525    8,687     111  1,981  35,304  23,437    7,984      124   31,545  23,641    9,769      831  34,241
  NGLs (Bbls).......   20,338    1,318     906    -    22,562  20,512      696      946   22,154  19,815      547    1,008  21,370
  Gas (Mcf).........  445,609   94,128  41,669    -   581,406 232,360   78,220   48,365  358,945 212,629   87,204   50,481 350,314
  Total (BOE).......  119,129   25,694   7,962  1,981 154,766  82,677   21,716    9,131  113,524  78,893   24,851   10,253 113,997
Average prices, including hedge results:
  Oil (per Bbl).....   $25.25   $25.62  $29.10 $29.52  $25.59  $23.66   $20.63   $22.26   $22.89  $24.34   $23.79   $21.87  $24.12
  NGLs (per Bbl)....   $19.04   $22.85  $24.80 $  -    $19.50  $13.77   $14.56   $16.77   $13.92  $16.88   $19.29   $21.11  $17.14
  Gas (per Mcf).....   $ 4.49   $  .56  $ 3.90 $  -    $ 3.81  $ 3.16   $  .48   $ 2.50   $ 2.49  $ 4.10   $ 1.31   $ 2.86  $ 3.23
  Revenue (per BOE).   $25.24   $11.87  $23.61 $29.52  $22.99  $19.00   $ 9.79   $15.27   $16.94  $22.56   $14.36   $17.94  $20.36
Average prices, excluding hedge results:
  Oil (per Bbl).....   $29.58   $26.31  $29.10 $30.07  $28.80  $23.85   $20.33   $22.26   $22.95  $24.56   $22.40   $21.87  $23.88
  NGLs (per Bbl)....   $19.04   $22.85  $24.80 $  -    $19.50  $13.77   $14.56   $16.77   $13.92  $16.88   $19.29   $21.11  $17.14
  Gas (per Mcf).....   $ 4.93   $  .56  $ 4.26 $  -    $ 4.17  $ 3.02   $  .48   $ 2.40   $ 2.38  $ 3.96   $ 1.31   $ 3.27  $ 3.20
  Revenue (per BOE).   $25.71   $12.10  $25.54 $30.07  $25.07  $18.65   $ 9.68   $14.77   $16.63  $22.26   $13.81   $19.95  $20.21
Average costs (per BOE):
 Production costs:
  Lease operating...   $ 3.10   $ 2.57  $ 4.06 $ 3.87  $ 3.07  $ 3.21   $ 1.61   $ 2.64   $ 2.87  $ 2.76   $ 2.64   $ 3.01  $ 2.76
  Taxes:
    Production......      .76      .20     -      .12     .62     .71      .13      -        .54     .98      .28      -       .74
    Ad valorem......      .51      -       -      -       .40     .75      -        -        .54     .71      -        -       .49
  Field fuel........      .94      -       -      -       .72     .85      -        -        .62    1.27      -        -       .88
  Workover..........      .15      .01     .43    -       .14     .28      .01      .59      .25     .20      .01      .32     .17
                        -----    -----   -----   ----  ------   -----    -----    -----    -----   -----    -----    -----   -----
     Total..........   $ 5.46   $ 2.78  $ 4.49 $ 3.99  $ 4.95  $ 5.80   $ 1.75   $ 3.23   $ 4.82  $ 5.92   $ 2.93   $ 3.33  $ 5.04
 Depletion expense..   $ 6.85   $ 4.96  $ 9.98 $10.69  $ 6.75  $ 4.64   $ 5.00   $ 8.36   $ 5.01  $ 4.46   $ 5.67   $ 7.71  $ 5.02

---------------
(a) These amounts represent the Company's historical results from operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.

     Productive wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2003, 2002 and 2001:
                              PRODUCTIVE WELLS (a)

                                Gross Productive Wells           Net Productive Wells
                              --------------------------      -------------------------
                               Oil        Gas      Total        Oil      Gas      Total
                              ------    ------    ------      ------   ------    ------
As of December 31, 2003:
   United States...........    3,691     2,012     5,703       2,978    1,907     4,885
   Argentina...............      669       194       863         539      141       680
   Canada..................        4       268       272           4      210       214
   Africa..................        8       -           8           3      -           3
                              ------    ------    ------      ------   ------    ------
      Total................    4,372     2,474     6,846       3,524    2,258     5,782
                              ======    ======    ======      ======   ======    ======
As of December 31, 2002:
   United States...........    3,448     1,952     5,400       2,745    1,855     4,600
   Argentina...............      694       208       902         534      142       676
   Canada..................        1       246       247           1      197       198
   Africa..................        5       -           5           2      -           2
                              ------    ------    ------      ------   ------    ------
      Total................    4,148     2,406     6,554       3,282    2,194     5,476
                              ======    ======    ======      ======   ======    ======
As of December 31, 2001:
   United States...........    3,485     1,931     5,416       2,116    1,613     3,729
   Argentina...............      669       162       831         454      132       586
   Canada..................        4       299       303           3      240       243
                              ------    ------    ------      ------   ------    ------
      Total................    4,158     2,392     6,550       2,573    1,985     4,558
                              ======    ======    ======      ======   ======    ======

---------------
(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. Any well in which one of the multiple completions is an oil completion is classified as an oil well. As of December 31, 2003, the Company owned interests in 132 gross wells containing multiple completions.

     Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2003:

                                LEASEHOLD ACREAGE

                                    Developed Acreage             Undeveloped Acreage
                                --------------------------     --------------------------     Royalty
                                 Gross Acres    Net Acres      Gross Acres     Net Acres      Acreage
                                ------------    ----------     -----------    -----------    ---------
As of December 31, 2003:
  United States:
     Onshore.................     1,011,370        869,974         125,095         79,224      229,650
     Offshore................       120,333         58,838         828,311        562,604       10,500
                                 ----------     ----------      ----------     ----------     --------
                                  1,131,703        928,812         953,406        641,828      240,150
  Argentina..................       713,000        319,000       1,154,000      1,094,000          -
  Canada.....................       161,000        123,000         431,000        310,000       15,000
  Africa.....................       222,020         63,318      10,778,415      6,109,136          -
                                 ----------     ----------      ----------     ----------     --------
     Total...................     2,227,723      1,434,130      13,316,821      8,154,964      255,150
                                 ==========     ==========      ==========     ==========     ========

     Drilling activities. The following table sets forth the number of gross and net productive and dry wells in which the Company had an interest that were drilled during the years ended December 31, 2003, 2002 and 2001. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.

                               DRILLING ACTIVITIES

                                         Gross Wells                     Net Wells
                                 --------------------------      --------------------------
                                   Year Ended December 31,         Year Ended December 31,
                                 --------------------------      --------------------------
                                  2003      2002      2001        2003      2002      2001
                                 ------    ------    ------      ------    ------    ------
United States:
  Productive wells:
    Development..............      244       148       228       210.5       83.0    114.6
    Exploratory..............        4         6        20         4.0        2.0     11.0
  Dry holes:
    Development..............        6         4        15         6.0        3.7     14.6
    Exploratory..............        6         3         8         3.6        2.1      5.1
                                 -----     -----     -----       -----     ------   ------
                                   260       161       271       224.1       90.8    145.3
                                 -----     -----     -----       -----     ------   ------
Argentina:
  Productive wells:
    Development..............       29        13        19        29.0       13.0     17.7
    Exploratory..............       21         9        26        21.0        9.0     25.5
  Dry holes:
    Development..............        2         1         1         2.0        1.0      1.0
    Exploratory..............        9         8        16         9.0        8.0     14.0
                                 -----     -----     -----       -----     ------   ------
                                    61        31        62        61.0       31.0     58.2
                                 -----     -----     -----       -----     ------   ------
Canada:
  Productive wells:
    Development..............        7        13        24         7.0       10.4     20.3
    Exploratory..............       16         9        12        14.9        9.0     10.2
  Dry holes:
    Development..............        7         4         2         6.5        4.0      2.0
    Exploratory..............       26         3        13        21.1        3.0     11.8
                                 -----     -----     -----       -----     ------   ------
                                    56        29        51        49.5       26.4     44.3
                                 -----     -----     -----       -----     ------   ------
Africa:
  Productive wells:
    Development..............        1         4       -            .3        1.6      -
    Exploratory..............        1         4         3          .4        3.4      2.4
  Dry holes:
    Development..............      -         -         -           -          -        -
    Exploratory..............        4       -           3         3.5        -        1.9
                                 -----     -----     -----       -----     ------   ------
                                     6         8         6         4.2        5.0      4.3
                                 -----     -----     -----       -----     ------   ------
   Total.....................      383       229       390       338.8      153.2    252.1
                                 =====     =====     =====       =====     ======   ======

Success ratio (a)............      84%       90%       85%         85%        86%      80%

---------------
(a) Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

       The following table sets forth information about the Company's wells upon which drilling was in progress as of December 31, 2003:

                                               Gross Wells    Net Wells
                                               -----------    ---------
United States:
  Development.................................      28           27.1
  Exploratory.................................      11            5.8
                                                 -----         ------
                                                    39           32.9
                                                 -----         ------
Argentina:
  Development.................................       3            3.0
  Exploratory.................................      10           10.0
                                                 -----         ------
                                                    13           13.0
                                                 -----         ------
Canada:
  Development.................................       6            5.6
  Exploratory.................................      11           10.1
                                                 -----         ------
                                                    17           15.7
                                                 -----         ------
Africa:
  Development.................................     -              -
  Exploratory.................................       2             .8
                                                 -----         ------
                                                     2             .8
                                                 -----         ------
    Total.....................................      71           62.4
                                                 =====         ======

ITEM 3.     LEGAL PROCEEDINGS

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The Company is also party to other litigation incidental to its business. Except for the specific legal actions described in Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data", the Company believes that the probable damages from such other legal actions will not be in excess of 10 percent of the Company's current assets.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock is listed and traded on the New York Stock Exchange under the symbol "PXD". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the New York Stock Exchange composite transactions. The Company's board of directors did not declare dividends to the holders of the Company's common stock during the years ended December 31, 2003 or 2002. See "2004 Outlook" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion related to future dividends.

     The following table sets forth quarterly high and low prices of the Company's common stock for the years ended December 31, 2003 and 2002.

                                                       High           Low
                                                     --------       --------
Year ended December 31, 2003:
   Fourth quarter................................    $  32.90       $  25.00
   Third quarter.................................    $  26.52       $  22.76
   Second quarter................................    $  28.44       $  22.85
   First quarter.................................    $  27.44       $  23.27

Year ended December 31, 2002:
   Fourth quarter................................    $  27.50       $  21.70
   Third quarter.................................    $  26.23       $  19.50
   Second quarter................................    $  26.05       $  20.00
   First quarter.................................    $  22.30       $  16.10

     On January 30, 2004, the last reported sales price of the Company's common stock, as reported in the New York Stock Exchange composite transactions, was $31.92 per share.

     As  of  January  30,  2004,   the  Company's   common  stock  was  held  by
approximately 29,118 holders of record.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table summarizes information about the Company's equity compensation plans as of December 31, 2003:

                                                                                                  (b)
                                                                                         Number of securities
                                                  (a)                                     remaining available
                                               Number of                                  for future issuance
                                            securities to be                                  under equity
                                               issued upon        Weighted average         compensation plans
                                               exercise of        exercise price of      (excluding securities
                                           outstanding options   outstanding options   reflected in first column)
                                           -------------------   -------------------   --------------------------
Equity compensation plans approved by
 security holders (c):
  Pioneer Natural Resources Company:
    Long-Term Incentive Plan.............       4,857,064              $ 19.63               6,305,591
    Employee Stock Purchase Plan.........          -                   $   -                   589,884
  Predecessor plans.......................        417,052              $ 25.95                     -
                                                ---------                                   ----------
                                                5,274,116                                    6,895,475
                                                =========                                   ==========

---------------
(a) There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans.
(b) The Company's Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company. The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the original authorized issuance of 750,000 shares less 160,116 cumulative shares issued through December 31, 2003. See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of each of the Company's equity compensation plans.
(c) There are no equity compensation plans that have not been approved by security holders.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years ended December 31, 2003 for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                  Year Ended December 31,
                                                   -----------------------------------------------------
                                                     2003       2002       2001       2000        1999
                                                   --------   --------   --------   --------   ---------
                                                                  (in millions, except per share data)
Statement of Operations Data:
  Revenues and other income:
    Oil and gas................................    $1,298.6   $  701.8   $  847.0   $  852.7    $  644.6
    Interest and other (a).....................        12.3       11.2       21.8       25.8        89.7
    Gain (loss) on disposition of assets, net..         1.3        4.4        7.7       34.2       (24.2)
                                                    -------    -------    -------    -------     -------
        Total revenues and other income             1,312.2      717.4      876.5      912.7       710.1
                                                    -------    -------    -------    -------     -------
  Costs and expenses:
    Oil and gas production.....................       279.5      199.6      209.7      189.3       159.5
    Depletion, depreciation and amortization...       390.8      216.4      222.6      214.9       236.1
    Impairment of properties and facilities....         -          -          -          -          17.9
    Exploration and abandonments...............       132.8       85.9      127.9       87.5        66.0
    General and administrative.................        60.5       48.4       37.0       33.3        40.2
    Reorganization.............................         -          -          -          -           8.5
    Accretion of discount on asset retirement
      obligations..............................         5.0        -          -          -           -
    Interest...................................        91.4       95.8      131.9      162.0       170.3
    Other (b)..................................        21.4       39.5       43.4       79.5        34.7
                                                    -------    -------    -------    -------     -------
        Total costs and expenses                      981.4      685.6      772.5      766.5       733.2
                                                    -------    -------    -------    -------     -------
  Income (loss) before income taxes and cumulative
    effect of change in accounting principle...       330.8       31.8      104.0      146.2       (23.1)
  Income tax benefit (provision) (c)...........        64.4       (5.1)      (4.0)       6.0          .6
                                                    -------    -------    -------    -------     -------
  Income (loss) before cumulative effect of change
    in accounting principle....................       395.2       26.7      100.0      152.2       (22.5)
  Cumulative effect of change in accounting
    principle, net of tax (d)..................        15.4        -          -          -           -
                                                    -------    -------    -------    -------     -------
  Net income (loss)............................    $  410.6   $   26.7   $  100.0   $  152.2    $  (22.5)
                                                    =======    =======    =======    =======     =======
  Income (loss) before cumulative effect of
    change in accounting principle per share:
      Basic....................................    $   3.37   $    .24   $   1.01   $   1.53    $   (.22)
                                                    =======    =======    =======    =======     =======
      Diluted..................................    $   3.33   $    .23   $   1.00   $   1.53    $   (.22)
                                                    =======    =======    =======    =======     =======
  Net income (loss) per share:
      Basic....................................    $   3.50   $    .24   $   1.01   $   1.53    $   (.22)
                                                    =======    =======    =======    =======     =======
      Diluted..................................    $   3.46   $    .23   $   1.00   $   1.53    $   (.22)
                                                    =======    =======    =======    =======     =======
  Weighted average shares outstanding:
    Basic......................................       117.2      112.5       98.5       99.4       100.3
                                                    =======    =======    =======    =======     =======
    Diluted....................................       118.5      114.3       99.7       99.8       100.3
                                                    =======    =======    =======    =======     =======
Balance Sheet Data (as of December 31):
  Total assets.................................    $3,951.6   $3,455.1   $3,271.1   $2,954.4    $2,929.5
  Long-term liabilities........................    $1,749.9   $1,796.9   $1,743.7   $1,804.5    $1,914.5
  Total stockholders' equity...................    $1,759.8   $1,374.9   $1,285.4   $  904.9    $  774.6

---------------
(a) 1999 includes $41.8 million of option fees and liquidated damages and $30.2 million of income associated with an excise tax refund.
(b) Other expense for 2003, 2002, 2001 and 2000 include losses on the early extinguishment of debt of $1.5 million, $22.3 million, $3.8 million and $12.3 million, respectively. Other expense for 2000 and 1999 include noncash mark-to-market charges for changes in the fair values of non-hedge financial instruments of $58.5 million and $27.0 million, respectively. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
(c) The Company's income tax benefit for 2003 includes a $197.7 million adjustment to reduce United Sates deferred tax asset valuation allowances. See Note P of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".
(d) The Company's cumulative effect of change in accounting principle relates to the adoption of SFAS No. 143. See Notes B and L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003 Highlights

     Pioneer's financial and operating results for the year ended December 31, 2003 included the following highlights:

o Production volumes increased 36 percent in 2003 as compared to 2002, principally due to the completion of the Canyon Express, Falcon and Sable development projects.

o Oil and gas revenue increased 85 percent in 2003 as a result of the increased production volumes and increases in North American gas and worldwide oil prices.

o    Pre-tax income increased to $330.8 million from $31.8 million in 2002.

o Pioneer's solid progress towards its strategic objectives over the past four years and improving key economic indicators, together with other relevant factors and associated evaluations, led the Company to reverse its allowances against United States deferred tax assets during 2003. The reversal of the allowances against United States deferred tax assets resulted in the recognition of a deferred tax benefit of $197.7 million during 2003 of which $104.7 million was reversed in the third quarter of 2003 (see Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the reversal of the allowances against the Company's United States deferred tax assets).

o Net cash provided by operating activities increased 130 percent to $763.7 million in 2003 as compared to $332.2 million in 2002.

o The Company replaced its $575 million revolving credit facility with a new five-year $700 million revolving credit agreement with terms similar to investment grade companies.

o The Company participated in exploration discoveries in the Harrier, Tomahawk and Raptor fields in the deepwater Gulf of Mexico and the Hawa field in Tunisia.

o The Company completed a strategic acquisition of the remaining 25 percent working interest that the Company did not already own in the Falcon field, Harrier field and surrounding satellite prospects.

o The Company was the high bidder on 53 tracts covering an additional 159,000 acres on the Alaskan North Slope.

o The Company succeeded in obtaining ministerial approval for improved terms associated with the Olowi permit in Gabon and booked 16.6 MMBOE of proved reserves in Gabon during 2003.

o The Company's successful capital investment programs resulted in the replacement of 193 percent and 216 percent of production during the one- and three-year periods ended December 31, 2003, respectively, resulting in total proved reserves of 789.1 MMBOE at December 31, 2003.

o The Company reported acquisition and finding costs per BOE of $6.64 and $6.76 during the one- and three-year periods ended December 31, 2003, respectively.

2003 Financial and Operating Performance

     During the years ended December 31, 2003, 2002 and 2001, the Company recorded net income of $410.6 million, $26.7 million and $100.0 million ($3.46, $.23 and $1.00 per diluted share), respectively. Compared to 2002, the Company's 2003 total revenues and other income increased by $594.8 million, or 83 percent, including a $596.9 million increase in oil and gas revenues. The increase in oil and gas revenues was due to increases in production volumes and increases of 12 percent, 40 percent and 53 percent in average oil, NGL and gas prices, respectively, including the effects of commodity price hedges.

     Compared to 2002, the Company's total costs and expenses increased by $295.8 million, or 43 percent, during the year ended December 31, 2003. The increase in total costs and expenses was primarily reflective of a $46.9 million increase in exploration and abandonments expense, primarily due to increased exploration/extension drilling in the Gulf of Mexico, Argentina, Canada and South Africa, a $174.5 million increase in depletion, depreciation and amortization expense, primarily driven by increases in depletion associated with increased production volumes from higher-cost-basis Gulf of Mexico and South Africa properties and an $80.0 million increase in oil and gas production costs, which primarily resulted from increases in production volumes, the strengthening of both the Argentine peso and Canadian dollar and commodity prices that impacted variable lease operating expenses and production taxes, partially offset by an $18.3 million decrease in other expense, primarily due to $22.3 million of losses recognized during 2002 associated with debt extinguished prior to its stated maturity.

     During the year ended December 31, 2003, the Company's net cash provided by operating activities increased to $763.7 million, as compared to $332.2 million during 2002 and $475.6 million during 2001. The increase in net cash provided by operating activities during 2003 was primarily due to increases in oil, NGL and gas production volumes and prices, as discussed above.

     During the year ended December 31, 2003, successful capital investment activities increased the Company's proved reserves to 789.1 MMBOE, reflecting the effects of strategic acquisitions of properties in the Company's core operating areas and a successful drilling program which resulted in the replacement of 193 percent of production at an acquisition and finding cost per BOE of $6.64. During the three years ended December 31, 2003, Pioneer has replaced 216 percent of production at an acquisition and finding cost per BOE of $6.76. Costs incurred for the year ended December 31, 2003 totaled $723.0 million, including $151.0 million of proved and unproved property acquisitions and $572.0 million of exploration and development drilling and seismic expenditures.

     See "Results of Operations" and "Capital Commitments, Capital Resources and Liquidity", below, for more in- depth discussions of the Company's oil and gas producing activities, including discussions pertaining to oil and gas production volumes, prices, hedging activities, costs and expenses, capital commitments, capital resources and liquidity.

2004 Outlook

     Commodity prices. World oil prices increased during the year ended December 31, 2003 in response to political unrest and supply disruptions in the Middle East as well as other supply and demand factors. North American gas prices also increased during 2003 in response to continued strong supply and demand fundamentals. The Company's outlook for 2004 commodity prices is cautiously optimistic. Significant factors that will impact 2004 commodity prices include developments in Iraq and other Middle East countries, the extent to which members of the Organization of Petroleum Exporting Countries and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American gas supply and demand indicators. Pioneer will continue to strategically hedge oil and gas price risk to mitigate the impact of price volatility on its oil, NGL and gas revenues.

     As of December 31, 2003, the Company had hedged 18,973 barrels per day of 2004 oil production under swap contracts with a weighted average fixed price to be received of $25.84 per Bbl. The Company had also hedged 283,962 Mcf per day of 2004 gas production under swap contracts with a weighted average fixed price to be received of $4.16 per MMBtu. During January 2004, the Company increased its 2004 commodity hedge positions by entering into 32,967 Mcf per day of first quarter gas swap contracts with average per MMBtu fixed prices of $7.11. Additionally, at December 31, 2003 the Company had net deferred gains on terminated oil hedge contracts of $1.0 million that will be recognized as increases to oil revenue during 2004 and $42.9 million of net deferred gains on terminated gas hedge contracts that will be recognized as increases to gas revenue during 2004. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's commodity hedge positions at December 31, 2003. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for disclosures about the Company's commodity related derivative financial instruments.

     Capital expenditures. During 2004, the Company's budget for oil and gas capital activities is expected to range from $550 million to $600 million, of which approximately 65 percent has been budgeted for development drilling and facility costs and 35 percent for exploration expenditures. The Company's 2004 capital budget is allocated approximately 70 percent to the United States, 19 percent to Argentina and the remaining 11 percent is budgeted for expenditures in Canada, Gabon, Tunisia, South Africa and other foreign areas. Pioneer expects to drill approximately 400 exploration and development wells during 2004. During 2004 and 2005, the Company expects to expend approximately $219 million and $348 million, respectively, of capital for development drilling and facility costs related to its proved undeveloped reserves.

     Production growth. The Company expects that its annual 2004 worldwide production will range from 65 MMBOE to 73 MMBOE, or approximately 178 MBOE to 200 MBOE per day, an increase of 15 percent to 29 percent over 2003 levels. The bottom end of the range includes a full year of production from the Company's deepwater Gulf of Mexico Falcon and Harrier gas fields, the Sable oil field in South Africa and the Hawa field in Tunisia, coupled with increases in production from the Company's 2004 capital program and the inherent variability in production results. The Company expects, based on quoted futures prices, to generate cash flow significantly in excess of its capital program and has considered the potential to invest a portion of the excess cash for additional development drilling or core area acquisitions in arriving at the top end of the 2004 production range.

     The outlook for continued production growth in 2005 is strong considering that first production from several new projects is not expected until well into 2004. The Company will have its first full year of production from the Devils Tower, Tomahawk and Raptor deepwater fields during 2005, and the Company believes it has sufficient development inventory to support production growth in the United States, Argentina, Canada and Tunisia. As a result, Pioneer currently expects production in 2005 to match 2004 at a minimum, with considerable upside given the potential investment of excess cash flow to develop new exploration successes and/or acquire additional assets in core areas during 2004 and 2005.

     Longer term, with several discoveries to develop for 2006 and beyond, a pipeline of exploration opportunities, potential for continued core area acquisitions, continuing strong commodity prices and significant excess cash flow, Pioneer has targeted five-year average compounded annual production growth of ten percent.

     Costs and expenses. The Company expects that its costs and expenses that are highly correlated with production volumes, such as production costs and depletion expense, will increase in absolute amounts during 2004. Additionally, the Company expects that depletion expense will increase on a per BOE basis during 2004 as compared to 2003 due to new production from Harrier, Tomahawk, Raptor and Devils Tower fields in the deepwater Gulf of Mexico and increased production from the Sable oil field offshore South Africa. The per BOE cost bases of these fields are higher than that of Pioneer's average producing property in 2003. Additionally, the average per BOE lifting costs of Devils Tower and Sable oil field production are expected to exceed the Company's average 2003 per BOE lifting costs. The Company expects average per BOE production taxes to decline during 2004 as compared to 2003 as the production from the aforementioned properties are not burdened by such taxes. Ad valorem taxes are highly correlated with prior year commodity prices. As a consequence of increases in oil, NGL and gas prices during 2003, ad valorem taxes are expected to be higher in 2004, as compared to 2003. The Company anticipates an increase in general and administrative expenses during 2004 due to additional staffing and the amortization of restricted stock that is being awarded to officers and employees in lieu of stock options, which were awarded in prior years.

     Capital allocation. Four years ago, the Company made a commitment to move its financial position to investment grade standards, and significant improvement has been accomplished during that period with year-end 2003 debt to book capitalization reaching 46.9 percent as compared to 69.3 percent at the end of 1999. The Company has established a targeted range for debt to book capitalization of 37 percent to 43 percent. Given the expanding financial strength of the Company and expectations for significant cash flow in excess of its capital budget, the Company expects to use a portion of its excess cash flow in 2004 to further reduce long-term debt by a minimum of $100 million. Additionally, the Company' s Board of Directors have approved a plan to begin a dividend program of $.20 per common share, payable in two semi-annual installments of $.10 per common share, beginning in 2004.

     During 2004 through 2006, the Company anticipates, based upon year-end futures prices, that it will have significant excess cash flow even after funding its typical annual capital budgets, planned dividends and achieving its leverage targets. The Company considers it a high priority to utilize a portion of the excess cash flow to fund the development of new exploration successes and to selectively acquire additional assets in its core areas. The Company will also consider using a portion of the excess cash flow for share repurchases.

     First quarter 2004. Based on current estimates, the Company expects that its first quarter 2004 production will average 168,000 to 183,000 BOEs per day, reflecting the incremental production from Harrier which began producing in January, the variability of oil cargo shipments in Tunisia and South Africa and the seasonal decline in gas demand during Argentina's summer season. First quarter production costs are expected to average $5.00 to $5.50 per BOE based on current NYMEX strip prices for oil and gas. Deprecation, depletion and amortization expense is expected to average $7.75 to $8.25 per BOE as a greater proportion of the Company's production is being produced from higher-cost basis deepwater Gulf of Mexico and South Africa properties. Total exploration and abandonment expense is expected to be $25 million to $85 million. The first quarter range includes a number of high-impact deepwater Gulf of Mexico wells that are in progress, up to five wells expected in Gabon to further refine development plans and test a new exploration target, increased exploration drilling in Argentina and the winter drilling program in Canada. General and administrative expense is expected to be $17 million to $20 million, $2 million to $3 million of which relates to estimated performance- based compensation costs. Interest expense is expected to be $21 million to $23 million and accretion of discount on asset retirement obligations is expected to be approximately $2 million. The Company recognizes deferred income taxes reflecting its tax position in each of its areas of operation. However, cash income taxes are expected to be only $3 million to $5 million, principally related to Argentine income taxes and nominal alternative minimum tax in the United States. Other than in Argentina, the Company continues to benefit from the carryforward of net operating losses and other positive tax attributes.

Critical Accounting Estimates

     The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a comprehensive discussion of the Company's significant accounting policies.
GAAP  represents a  comprehensive  set of accounting  and  disclosure  rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Following is a discussion of the Company's most critical accounting estimates, judgments and uncertainties that are inherent in the Company's application of GAAP:

     Accounting for oil and gas producing activities. The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

     Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During the years ended December 31, 2003, 2002 and 2001, the Company recognized exploration, abandonment, geological and geophysical expense of $132.8 million, $85.9 million and $127.9 million, respectively, under the successful efforts method.

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

     The Company's proved reserve information included in this Report as of December 31, 2003 and 2002 was based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. The Company's proved reserve information included in this Report as of December 31, 2001 was based on evaluations prepared by the Company's engineers. Estimates prepared by other third parties may be higher or lower than those included herein.

     Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

     It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2003 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

     Impairment of proved oil and gas properties. The Company reviews its long-lived proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment by depletable pool, which is the lowest level at which depletion of proved properties is calculated.

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

     Suspended wells. The Company suspends the costs of exploratory wells that discover hydrocarbons pending a final determination of the commercial potential of the related oil and gas fields. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions. If the Company decides not to pursue additional appraisal activities or development of these fields, the costs of these wells will be charged to exploration and abandonment expense. At December 31, 2003, the Company had $88.6 million of suspended exploratory well costs included in property, plant and equipment.

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

     Argentine economic and currency measures. The accounting for and remeasurement of the Company's Argentine balance sheets as of December 31, 2003 and 2002 reflect management's assumptions regarding some uncertainties unique to Argentina's current economic situation. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the assumptions utilized in the preparation of these financial statements. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells; (ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; and (iv) peso-denominated monetary assets and liabilities.

     Deferred tax asset valuation allowances. From 1998 until 2003, the Company maintained a valuation allowance against a portion of its deferred tax asset position in the United States. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. In the third quarter of 2003 and as of December 31, 2003, the Company concluded that it is more likely than not that it will realize its gross deferred tax asset position in the United States after giving consideration to relevant facts and circumstances.

     Accordingly, during the third quarter of 2003, the Company reversed its remaining valuation allowance in the United States, resulting in the recognition of a deferred tax benefit of $104.7 million. For 2003 in total, the Company reversed $197.7 million of United States valuation allowances resulting in a net deferred tax benefit for the year. Further, the third quarter 2003 reversal of the allowance increased stockholders' equity by $32.6 million as the Company recognized the tax effects of previous stock option exercises and deferred hedging gains and losses in other comprehensive income. See Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's United States deferred tax assets and a specific discussion of the relevant facts and circumstances that were assessed.

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in each jurisdiction will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to reestablish a United States deferred tax asset valuation allowance in a future period. As of December 31, 2003, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to foreign tax jurisdictions.

     Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under generally accepted accounting principles in the United States ("GAAP"), a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's commitments and contingencies.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $1.3 billion during 2003, as compared to $701.8 million during 2002 and $847.0 million during 2001, representing an 85 percent increase from 2002 to 2003. The revenue increase from 2002 to 2003 was due to a 36 percent increase in BOE production, a 12 percent increase in oil prices, a 40 percent increase in NGL prices and a 53 percent increase in gas prices, including the effects of commodity price hedges. The increased production is principally attributable to incremental gas production from the deepwater Gulf of Mexico Canyon Express and Falcon field projects, initial oil production in South Africa and Tunisia and increased oil and gas production in Argentina, offset by normal production declines. The revenue decrease from 2001 to 2002 was principally due to year-on-year worldwide average oil, NGL and gas price declines of five percent, 19 percent and 23 percent, respectively, including the effects of commodity price hedges, and an eight percent decline in worldwide oil production, partially offset by worldwide NGL and gas production increases of four percent and two percent, respectively.

     The following table provides production volumes and average reported prices, including the results of hedging activities, by geographic area and in total, for the years ended December 31, 2003, 2002 and 2001:

                                                                   Year ended December 31,
                                                            -------------------------------------
                                                              2003          2002           2001
                                                            --------      --------       --------
   Average daily production:
     Oil (Bbls)
       United States...................................       24,525        23,437         23,641
       Argentina.......................................        8,687         7,984          9,769
       Canada..........................................          111           124            831
       Africa..........................................        1,981           -              -
                                                            --------      --------       --------
       Worldwide.......................................       35,304        31,545         34,241
     NGLs (Bbls)
       United States...................................       20,338        20,512         19,815
       Argentina.......................................        1,318           696            547
       Canada..........................................          906           946          1,008
                                                            --------      --------       --------
       Worldwide.......................................       22,562        22,154         21,370
     Gas (Mcf)
       United States...................................      445,609       232,360        212,629
       Argentina.......................................       94,128        78,220         87,204
       Canada..........................................       41,669        48,365         50,481
                                                            --------      --------       --------
       Worldwide.......................................      581,406       358,945        350,314
     Total (BOE)
       United States...................................      119,129        82,677         78,893
       Argentina.......................................       25,694        21,716         24,851
       Canada..........................................        7,962         9,131         10,253
       Africa..........................................        1,981           -              -
                                                            --------      --------       --------
       Worldwide.......................................      154,766       113,524        113,997
   Average reported prices:
     Oil (per Bbl)
       United States...................................     $  25.25      $  23.66       $  24.34
       Argentina.......................................     $  25.62      $  20.63       $  23.79
       Canada..........................................     $  29.10      $  22.26       $  21.87
       Africa..........................................     $  29.52      $    -         $    -
       Worldwide.......................................     $  25.59      $  22.89       $  24.12
     NGL (per Bbl)
       United States...................................     $  19.04      $  13.77       $  16.88
       Argentina.......................................     $  22.85      $  14.56       $  19.29
       Canada..........................................     $  24.80      $  16.77       $  21.11
       Worldwide.......................................     $  19.50      $  13.92       $  17.14
     Gas (per Mcf)
       United States...................................     $   4.49      $   3.16       $   4.10
       Argentina.......................................     $    .56      $    .48       $   1.31
       Canada..........................................     $   3.90      $   2.50       $   2.86
       Worldwide.......................................     $   3.81      $   2.49       $   3.23
     Annual percentage increase (decrease) in average
      worldwide reported prices:
       Oil.............................................           12            (5)           -
       NGL.............................................           40           (19)           (15)
       Gas.............................................           53           (23)            15

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to oil and gas revenues during the years ended December 31, 2003, 2002 and 2001 from the Company's hedging activities, the Company's open hedge positions at December 31, 2003 and descriptions of the Company's hedge and non-hedge commodity derivatives. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional disclosure about the Company's commodity related derivative financial instruments.

     Interest and other income. The Company recorded interest and other income totaling $12.3 million, $11.2 million and $21.8 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company's interest and other income was comprised of revenue that was not directly attributable to oil and gas producing activities or oil and gas property divestitures. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding interest and other income.

     Gain on disposition of assets. During the years ended December 31, 2003, 2002 and 2001, the Company completed asset divestitures for net proceeds of $35.7 million, $118.9 million and $113.5 million, respectively. Associated therewith, the Company recorded gains on disposition of assets of $1.3 million, $4.4 million and $7.7 million during the years ended December 31, 2003, 2002 and 2001, respectively.

     The net cash proceeds from asset divestitures during the years ended December 31, 2003, 2002 and 2001 were used, together with net cash flows provided by operating activities, to fund additions to oil and gas properties and to reduce outstanding indebtedness. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Oil and gas production costs. The Company recorded production costs of $279.5 million, $199.6 million and $209.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. The increase in total production costs during 2003 as compared to 2002 is primarily attributable to the increase in production volumes, while the decrease in total production costs during 2002 as compared to 2001 is principally attributable to lower production tax and field fuel expenses due to lower commodity prices.

     Total production costs per BOE increased during the year ended December 31, 2003 by three percent and decreased during the year ended December 31, 2002 by four percent. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production taxes, ad valorem taxes and field fuel expenses are directly related to commodity price changes. The increase in production costs per BOE during 2003 was primarily due to increases in per BOE lease operating expenses, field fuel expenses and production taxes, partially offset by decreases in per BOE ad valorem taxes and workover expenses. The increase in per BOE lease operating expenses was due to the strengthening of both the Argentine peso and the Canadian dollar, Argentine inflation and higher average lifting costs incurred on South African Sable oil field production, while the increases in per BOE field fuel expenses and production taxes primarily resulted from increases in North American gas prices and world oil prices. The decrease in per BOE ad valorem taxes is primarily due to the incremental production from the deepwater Gulf of Mexico, Argentina, South Africa and Tunisia fields which are not subject to ad valorem taxes.

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

       The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the years ended December 31, 2003, 2002 and 2001:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    2003       2002       2001
                                                  -------    -------    -------

     Lease operating expenses.................    $  3.07    $  2.87    $  2.76
     Taxes:
       Production.............................        .62        .54        .74
       Ad valorem ............................        .40        .54        .49
     Field fuel expenses......................        .72        .62        .88
     Workover expenses........................        .14        .25        .17
                                                   ------     ------     ------
           Total production costs.............    $  4.95    $  4.82    $  5.04
                                                   ======     ======     ======

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    2003       2002       2001
                                                  -------    -------    -------
     Total production costs:
       United States..........................    $  5.46    $  5.80    $  5.92
       Argentina..............................    $  2.78    $  1.75    $  2.93
       Canada.................................    $  4.49    $  3.23    $  3.33
       Africa.................................    $  3.99    $   -      $   -
       Worldwide..............................    $  4.95    $  4.82    $  5.04

     Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $6.92, $5.22 and $5.35 for the years ended December 31, 2003, 2002 and 2001, respectively. Depletion expense, the largest component of depletion, depreciation and amortization, was $6.75, $5.01 and $5.02 per BOE during the years ended December 31, 2003, 2002 and 2001, respectively, and depreciation and amortization of other property and equipment was $.17, $.21 and $.33 per BOE during each of the respective years. During 2003, the increase in per BOE depletion expense was due to increases in higher cost-basis deepwater Gulf of Mexico and South African production volumes and downward revisions to proved reserves in Canada.

     The following table provides depletion expense per BOE by geographic area for the years ended December 31, 2003, 2002 and 2001:

                                                      Year Ended December 31,
                                                  -----------------------------
                                                    2003       2002       2001
                                                  -------    -------    -------
     Depletion expense:
       United States..........................    $  6.85    $  4.64    $  4.46
       Argentina..............................    $  4.96    $  5.00    $  5.67
       Canada.................................    $  9.98    $  8.36    $  7.71
       Africa.................................    $ 10.69    $   -      $   -
       Worldwide..............................    $  6.75    $  5.01    $  5.02

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs totaled $132.8 million, $85.9 million and $127.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. The following table sets forth the components of the Company's exploration, abandonments, geological and geophysical costs by geographic region for the years ended December 31, 2003, 2002 and 2001:

                                                                                     Africa
                                                United                                 and
                                                States     Argentina     Canada       Other        Total
                                               --------    ---------    --------    ---------    --------
                                                                                (in thousands)
Year Ended December 31, 2003:
   Geological and geophysical costs........    $ 40,783     $  7,689    $  4,426    $  3,903     $ 56,801
   Exploratory dry holes...................      27,015        2,672      10,963      20,250       60,900
   Leasehold abandonments and other........       4,934        7,715       2,302         108       15,059
                                                -------      -------     -------     -------      -------
                                               $ 72,732     $ 18,076    $ 17,691    $ 24,261     $132,760
                                                =======      =======     =======     =======      =======
Year Ended December 31, 2002:
   Geological and geophysical costs........    $ 22,761     $  4,138    $  3,544    $  7,223     $ 37,666
   Exploratory dry holes...................      32,557        3,294       1,220        (539)      36,532
   Leasehold abandonments and other........       7,637        2,874       1,077         108       11,696
                                                -------      -------     -------     -------      -------
                                               $ 62,955     $ 10,306    $  5,841    $  6,792     $ 85,894
                                                =======      =======     =======     =======      =======
Year Ended December 31, 2001:
   Geological and geophysical costs........    $ 29,620     $  6,541    $  2,373    $ 13,678     $ 52,212
   Exploratory dry holes...................      34,883        6,040       5,473      10,432       56,828
   Leasehold abandonments and other........       5,546       11,276       2,036           8       18,866
                                                -------      -------     -------     -------      -------
                                               $ 70,049     $ 23,857    $  9,882    $ 24,118     $127,906
                                                =======      =======     =======     =======      =======

     The increase in 2003 exploration, abandonments, geological and geophysical expense, as compared to 2002, was primarily due to increased geological and geophysical expenditures supportive of exploration activities in the Gulf of Mexico and Alaska and a $24.4 million increase in exploratory dry hole expense. The increase in exploratory dry hole expense during 2003 was primarily due to an increase in Canadian exploratory drilling activities and three unsuccessful wells drilled in South Africa and one unsuccessful well drilled in Tunisia.

     The decrease in 2002 exploration, abandonments, geological and geophysical expense reflected a decline in Argentine exploration activities as the Company monitored and assessed the economic environment and risks associated with Argentina; a decline in exploratory dry holes and geological and geophysical expense in Africa, as the Company assessed its exploratory successes in Gabon and Tunisia; and the allocation of a larger percentage of the Company's 2002 capital budget to the development of its significant discoveries in the Gulf of Mexico and offshore South Africa.

     Approximately 38 percent of the Company's 2003 costs incurred for oil and gas producing activities were exploration costs as compared to 20 percent in 2002 and 34 percent in 2001.

     General and administrative expenses. The Company's general and administrative expenses totaled $60.5 million ($1.07 per BOE), $48.4 million ($1.17 per BOE) and $37.0 million ($.89 per BOE) during the years ended December 31, 2003, 2002 and 2001, respectively. The increase in general and administrative expense during 2003, as compared to 2002, was primarily due to increases in administrative staff and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and key employees during 2003 and 2002.

     The increase in administrative expense during the year ended December 31, 2002 as compared to 2001 was primarily due to the elimination of operating overhead being charged by the Company to the 42 affiliated partnerships that were merged into a wholly-owned subsidiary of the Company during December 2001 and amortization of restricted stock awarded in 2002.

     See Notes D and G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the affiliated partnership mergers and the restricted stock awards in 2003 and 2002 and their vesting periods, respectively.

     Accretion of discount on asset retirement obligations. During the year ended December 31, 2003 the Company recorded accretion of discount on asset retirement obligations of $5.0 million. The provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") require that the accretion of discount on asset retirement obligations be classified in the consolidated statement of operations separate from interest expense. Prior to 2003 and the adoption of SFAS 143, the Company classified accretion of discount on asset retirement obligations as a component of interest expense. The Company's interest expense during each of the years ended December 31, 2002 and 2001 included $2.6 million of accretion of discount on asset retirement obligations that was calculated prior to the adoption of SFAS 143 based on asset retirement obligations recorded in purchased business combinations. See "Cumulative effect of change in accounting principle" below and Notes B and L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's adoption of SFAS 143.

     Interest expense. Interest expense was $91.4 million, $95.8 million and $132.0 million during the years ended December 31, 2003, 2002 and 2001, respectively, while the weighted average interest rate on the Company's indebtedness for the year ended December 31, 2003 was 5.3 percent as compared to
5.7 percent and 7.5 percent for the years ended December 31, 2002 and 2001, respectively, taking into account the effect of interest rate swaps. The decrease in interest expense for 2003 as compared to 2002 was primarily due to $4.8 million of interest savings associated with the July 2002 repayment of a $45.2 million West Panhandle gas field capital obligation (the "West Panhandle Capital Obligation") which bore interest at an annual rate of 20 percent; $4.1 million of incremental savings from the Company's interest rate hedging program; a $2.6 million decrease in accretion expense (see "Accretion of discount on asset retirement obligations", above); and lower underlying market interest rates and outstanding debt. Partially offsetting the decreases in interest expense was a $6.8 million decrease in interest capitalized during 2003 as compared to 2002 due to the completion of the Canyon Express and Falcon field development projects.

     The decline in 2002 interest expense as compared to 2001, was primarily due to incremental interest savings of $18.0 million from the Company's interest rate hedging program; a $6.3 million increase in interest capitalized; interest savings from the retirement of the Company's outstanding 11-5/8 percent and 10-5/8 percent senior subordinated notes during the third quarter of 2001and $38.7 million of the Company's 9-5/8 percent senior notes during the fourth quarter of 2001; interest savings from the repurchase of $47.1 million of 9-5/8 percent senior notes and $13.9 million of 8-7/8 percent senior notes during 2002; interest savings from the repayment of West Panhandle Capital Obligation; and interest savings from reductions in underlying market interest rates.

     See Note E of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt and interest expense.

     Other expenses. Other expenses were $21.3 million during the year ended December 31, 2003, as compared to $39.6 million during 2002 and $43.3 million during 2001. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a detail of the components included in other expenses.

     Income tax provisions (benefits). The Company recognized a consolidated income tax benefit of $64.4 million during the year ended December 31, 2003 and consolidated income tax provisions of $5.1 million and $4.0 million during the years ended December 31, 2002 and 2001, respectively. The Company's consolidated tax benefit in 2003 was comprised of a $.1 million current United States federal tax provision, an $11.1 million current foreign income tax provision, $76.3 million of deferred United States federal and state tax benefits and $.7 million of deferred foreign tax provisions. The 2003 deferred United States federal and state tax benefits include a $197.7 million benefit from the reversal of the Company's valuation allowances against United States deferred tax assets, of which $104.7 million was reversed in the third quarter of 2003. As a result of the reversal of the valuation allowances against the Company's United States deferred tax assets, the effective tax rate on the Company's future earnings in the United States will approximate statutory rates.

     The Company's consolidated tax provision for 2002 was comprised of current United States state and local taxes of $.2 million, current foreign taxes of $2.1 million and deferred foreign tax provisions of $2.8 million. The Company's consolidated tax provision for 2001 was comprised of current U.S. state and local taxes of $1.1 million, current foreign taxes of $10.5 million and deferred foreign tax benefits of $7.6 million.

     See "Critical Accounting Estimates" above and Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's tax position.

     Cumulative effect of change in accounting principle. As previously discussed, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of associated Argentine deferred income taxes during the year ended December 31, 2003.

     On January 1, 2003, the Company also adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"), the provisions of which did not result in a cumulative effect adjustment. In accordance with the provisions of SFAS 145, the Company reclassified to other expense extraordinary losses from the early extinguishment of debt of $22.3 million and $3.8 million realized during the years ended December 31, 2002 and 2001, respectively.

     See Note B of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information regarding the Company's adoption of SFAS 143 and SFAS 145.

Capital Commitments, Capital Resources and Liquidity

     Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital funding. Funding for exploration, development and acquisitions of oil and gas properties and repayment of contractual obligations may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital resources" below. Funding for the Company's working capital obligations is provided by internally-generated cash flows.

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the years ended December 31, 2003, 2002 and 2001 totaled $688.1 million, $614.7 million and $529.7 million, respectively. The Company's 2003 expenditures for additions to oil and gas properties were internally funded by $763.7 million of net cash provided by operating activities. The Company's 2002 expenditures for additions to oil and gas properties were funded by $332.2 million of net cash provided by operating activities, $118.9 million of proceeds from the disposition of assets and a portion of the proceeds from the issuance of 11.5 million shares of the Company's common stock during April 2002. The Company's 2001 expenditures were internally funded by $475.6 million of net cash provided by operating activities and a portion of the Company's $113.5 million of proceeds from disposition of assets.

     The Company strives to maintain its indebtedness at reasonable levels in order to provide sufficient financial flexibility to take advantage of future opportunities. The Company's capital budget for 2004 is expected to range from $550 million to $600 million. The Company believes that net cash provided by operating activities during 2004 will be sufficient to fund the 2004 capital expenditures budget as well as reduce long-term debt by a minimum of $100 million and fund the recently approved plan to begin an annual dividend program of $.20 per common share beginning in 2004. For additional information regarding the Company's plans for 2004, see "2004 Outlook" above.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations and other liabilities. From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2003, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) $47.6 million of undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's derivative contract assets and liabilities during the year ended December 31, 2003 and Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding future minimum lease payments and gas transportation commitments.

     The following table summarizes by period the Company's payments due for contractual obligations estimated as of December 31, 2003:

                                                          Payments Due by Year
                                             -------------------------------------------------
                                                           2005 and    2007 and
                                                2004         2006         2008      Thereafter
                                             ---------    ---------    ---------    ----------
                                                             (in thousands)

     Long-term debt (a)..................    $     -      $ 135,239    $ 669,750    $ 750,472
     Operating leases (b)................       35,515       81,669       44,950       24,174
     Drilling commitments (c)............       13,601        6,902          602          -
     Derivative obligations (d)..........      161,574       41,640        7,185          -
     Other liabilities (e)...............       38,798       36,201       32,790       76,650
                                              --------     --------     --------     --------

                                             $ 249,488    $ 301,651    $ 755,277    $ 851,296
                                              ========     ========     ========     ========

------------
(a)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".
(b)  See Note I of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".
(c) Drilling commitments represent future minimum expenditure commitments under contracts that the Company was a party to on December 31, 2003 for drilling rig services and well commitments.
(d) Derivative obligations represent net liabilities for oil and gas commodity derivatives that were valued as of December 31, 2003. These liabilities include $8.8 million of current liabilities that are fixed in amount and are not subject to continuing market risk. The ultimate settlement amounts of the remaining portions of the Company's derivative obligations are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative obligations.
(e) The Company's other liabilities represent current and noncurrent other liabilities that are comprised of benefit obligations, litigation contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Notes G, I and L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's benefit obligations, litigation contingencies and asset retirement obligations.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 2004.

     Operating activities. Net cash provided by operating activities during the years ended December 31, 2003, 2002 and 2001 were $763.7 million, $332.2 million and $475.6 million, respectively. Net cash provided by operating activities in 2003 increased by $431.5 million, or 130 percent, as compared to that of 2002. The increase in 2003 was primarily due to increased production volumes and higher commodity prices as compared to 2002. Net cash provided by operating activities in 2002 decreased by $143.4 million, or 30 percent, as compared to that of 2001. The decrease in 2002 net cash provided by operating activities was principally due to declines in commodity prices, offset partially by declines in interest expense.

     Investing activities. Net cash used in investing activities during the years ended December 31, 2003, 2002 and 2001were $662.3 million, $508.1 million and $422.7 million. The $154.2 million increase in cash used in investing activities during 2003 as compared to 2002 was primarily due to a $73.4 million increase in additions to oil and gas properties and an $83.2 million decrease in proceeds from disposition of assets. The cash proceeds from asset divestitures during 2003 were used to reduce outstanding indebtedness. The cash proceeds from asset divestitures during 2002 and 2001 were used to fund a portion of the Company's 2002 and 2001 capital expenditures and for general corporate obligations. See "Results of Operations", above, and Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Financing activities. Net cash used in financing activities totaled $91.7 million and $64.0 million during the years ended December 31, 2003 and 2001. During the year ended December 31, 2002, financing activities provided $170.9 million of net cash. During 2003, financing activities were comprised of $105.5 million of net principle payments on long-term debt, $14.1 million of payments of other noncurrent liabilities, $2.8 million of loan fees and $2.3 million of treasury stock purchases, partially offset by $33.0 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. During 2002, the Company's financing activities were comprised of $236.0 million of proceeds, net of issuance costs, from the sale of 11.5 million shares of the Company's common stock; $48.0 million of net borrowings of long-term debt; and $14.4 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases, partially offset by $124.2 million of payments of other noncurrent liabilities and $3.3 million of debt issuance costs. During 2001, the Company's financing activities were comprised of $5.1 million to repay long-term debt, $53.4 million to repay other noncurrent liabilities and $13.0 million to purchase treasury stock, partially offset by $7.5 million of net cash provided from the exercise of long-term incentive plan stock options and employee stock purchases.

     Over the three year period ended December 31, 2003, the Company has entered into financing transactions with the intent of reducing its cost of capital and increasing liquidity through the extension of debt maturities. See Notes E and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information about the Company's debt instruments and interest rate hedging activities.

     The Company's future debt level is dependent primarily on net cash provided by operating activities, proceeds from financing activities and proceeds generated from asset dispositions. The Company believes it has substantial borrowing capacity to meet any unanticipated cash requirements, and during low commodity price periods, the Company has the flexibility to increase borrowings and/or modify its capital spending to meet its contractual obligations and maintain its debt ratings.

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

     Liquidity. The Company's principal source of short-term liquidity is its revolving credit facility. During December 2003, the Company entered into a new five-year revolving credit agreement (the "New Credit Facility") that matures in December 2008. The New Credit Facility replaced the Company's $575 million revolving credit facility (the "Prior Credit Facility") that had a scheduled maturity in March 2005. The terms of the New Credit Facility provide for initial aggregate loan commitments of $700 million from a syndication of participating banks (the "Lenders"). Aggregate loan commitments under the New Credit Facility may be increased to a maximum aggregate amount of $1 billion if the Lenders increase their loan commitments or loan commitments of new financial institutions are added to the New Credit Facility. Outstanding borrowings under the New Credit Facility totaled $160 million as of December 31, 2003. Including $28.8 million of undrawn and outstanding letters of credit under the New Credit Facility, the Company has $511.2 million of unused borrowing capacity as of December 31, 2003.

     Book capitalization and current ratio. The Company's book capitalization at December 31, 2003 was $3.3 billion, consisting of debt of $1.6 billion and stockholders' equity of $1.7 billion. The Company's debt to book capitalization was 46.9 percent at December 31, 2003 as compared to 54.8 percent at December 31, 2002. The Company's ratio of current assets to current liabilities was .48 at December 31, 2003 and .54 at December 31, 2002. The decline in the Company's ratio of current assets to current liabilities was primarily due to increases in current hedge derivative obligations and trade payables. As more fully discussed in "2004 Outlook" above, the Company has targeted a range for debt to book capitalization of between 37 percent and 43 percent.

New Accounting Development

     In its recent review of registrants' filings, the staff of the SEC has taken the position that Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires oil and gas entities to separately report on their balance sheets the costs of leasehold mineral interests, including related accumulated depletion, as intangible assets and provide related disclosures. The Company has historically included producing leasehold costs in the proved properties caption on its balance sheet since the value of the leases is inseparable from the value of the related oil and gas reserves. This classification is consistent with the provisions of Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", and standard industry practice. Almost all costs included in the unproved properties caption on the balance sheet are leasehold mineral interests that are regularly evaluated for impairment based on lease term and drilling activity. The SEC staff has referred the question of SFAS 142 applicability for consideration by the Emerging Issues Task Force. If the provisions of SFAS 142 are determined to be applicable to oil and gas leasehold mineral interests, reclassifications within property, plant and equipment on the Consolidated Balance Sheets and additional disclosures may be required. As of December 31, 2003, the Company has not determined the amount of such reclassifications, if applicable. The Company does not believe that the provisions of SFAS 142, if determined to be applicable, will have a material impact on its financial position, results of operations or liquidity.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2003 and 2002, and from which the Company may incur future gains or losses from changes in market interest rates, foreign exchange rates or commodity prices. Although certain derivative contracts that the Company is a party to do not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The fair value of the Company's derivative contracts are determined based on counterparties' estimates and valuation models. The Company did not change its valuation method during the year ended December 31, 2003. During 2003, the Company was a party to forward foreign exchange contracts, commodity and interest rate swap contracts and commodity collar contracts. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative contracts, including deferred gains and losses on terminated derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2003:

                                                    Derivative Contract Assets (Liabilities)
                                               -------------------------------------------------
                                                                          Foreign
                                                              Interest    Exchange
                                               Commodity         Rate       Rate         Total
                                               ----------    ---------    --------    ----------
                                                                 (in thousands)
  Fair value of contracts outstanding
      as of December 31, 2002..............    $ (108,804)   $     -      $   15      $(108,789)
  Changes in contract fair values (a)......      (282,530)      21,497         3       (261,030)
  Contract realizations:
      Maturities...........................       136,425       (3,230)      (18)       133,177
      Termination - cash settlements.......           125      (18,267)      -          (18,142)
      Termination - future net obligations.        53,362          -         -           53,362
                                                 --------     --------     -----       --------
  Fair value of contracts outstanding
      as of December 31, 2003..............    $ (201,422)   $     -      $  -        $(201,422)
                                                =========     ========     =====       ========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

Quantitative Disclosures

     Interest rate sensitivity. The following tables provide information about other financial instruments that the Company was a party to as of December 31, 2003 and 2002 and that are or were sensitive to changes in interest rates. For debt obligations, the tables present maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2003 and 2002. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2003

                                                                                                                 Liability
                                                  Year Ended December 31,                                      Fair Value at
                               ----------------------------------------------------------------                 December 31,
                                 2004      2005       2006       2007       2008     Thereafter      Total          2003
                               -------   --------   --------   --------   --------   ----------   -----------   ------------
                                                      (in thousands, except interest rates)
Total Debt:
  Fixed rate maturities......  $   -     $135,239   $    -     $155,253   $354,497    $ 750,472    $1,395,461   $(1,549,026)
  Weighted average
    interest rate (%)........     7.93       7.86       7.83       7.81       8.34         8.37
  Variable rate maturities...  $   -     $    -     $    -     $    -     $160,000    $     -      $  160,000   $  (160,000)
  Average interest rate (%)..     2.87       4.28       5.27       5.91       6.28          -


                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2002

                                                                                                                 Liability
                                                  Year Ended December 31,                                      Fair Value at
                               ----------------------------------------------------------------                 December 31,
                                 2003      2004       2005       2006       2007     Thereafter      Total          2002
                               -------   --------   --------   --------   --------   ----------   ----------   -------------
                                                      (in thousands, except interest rates)
Total Debt:
  Fixed rate maturities.....   $   -     $    -     $146,704   $    -     $161,130   $1,100,702   $1,408,536   $(1,484,009)
  Weighted average
    interest rate (%).......      7.94       7.94       7.87       7.83       7.81         7.77
  Variable rate maturities..   $   -     $    -     $260,000   $    -     $    -     $      -     $  260,000   $  (260,000)
  Average interest rate (%).      2.89       4.08       5.27        -          -            -

     Foreign exchange rate sensitivity. There were no outstanding foreign exchange rate hedge derivatives at December 31, 2003. As of December 31, 2002, the Company was a party to a foreign exchange rate derivative that matured during January 2003 as an $18 thousand asset of the Company.

     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil and gas prices as of December 31, 2003 and 2002. As of December 31, 2003 and 2002, all of the Company's oil and gas derivative financial instruments qualified as hedges.

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

                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2003

                                                                                                    Liability
                                                          Year Ended December 31,                 Fair Value at
                                           ----------------------------------------------------    December 31,
                                             2004       2005       2006       2007       2008          2003
                                           --------   --------   --------   --------   --------   -------------
Oil Hedge Derivatives (a):
  Average daily notional Bbl volumes:
   Swap contracts........................    18,973     17,000      5,000      1,000      5,000     $ (50,240)
   Weighted average fixed price per Bbl..  $  25.84   $  24.93   $  26.19   $  26.00   $  26.09
   Average forward NYMEX oil prices (b)..  $  30.12   $  28.03   $  27.09   $  26.55   $  26.60

---------------
(a)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices per Bbl by calendar quarter.
(b) The average forward NYMEX oil prices per Bbl are based on January 30, 2004 market quotes.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2002

                                                                                     Liability
                                                         Year Ended December 31,    Fair Value at
                                                         -----------------------     December 31,
                                                            2003         2004            2002
                                                         ----------   ----------    -------------
Oil Hedge Derivatives:
 Average daily notional Bbl volumes:
   Swap contracts....................................       22,236       14,000      $ (19,912)
   Weighted average fixed price per Bbl..............     $  24.45     $  23.11
   Average forward NYMEX oil prices (a)..............     $  31.55     $  25.75

---------------
(a) The average forward NYMEX oil prices are based on February 18, 2003 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2003

                                                                                                 Liability
                                                               Year Ended December 31,          Fair Value at
                                                      --------------------------------------    December 31,
                                                        2004       2005      2006      2007         2003
                                                      --------   -------   -------   -------   --------------
Gas Hedge Derivatives (a):
  Average daily notional Mcf volumes (b):
   Swap contracts (c)...............................   283,962    60,000    70,000    20,000     $ (151,182)
   Weighted average fixed price per MMBtu...........  $   4.16   $  4.24   $  4.16   $  3.51
   Average forward NYMEX gas prices (d).............  $   4.66   $  5.04   $  4.74   $  4.60

--------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices per MMBtu by calendar quarter.
(c) During January 2004, the Company increased its 2004 gas hedge positions by entering into 32,967 Mcf per day of first quarter 2004 gas swap contracts with weighted average per MMBtu fixed prices of $7.11.
(d) The average forward NYMEX gas prices per MMBtu are based on January 30, 2004 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2002

                                                                 Year Ended December 31,            Liability
                                                       ----------------------------------------   Fair Value at
                                                                                        2006 &     December 31,
                                                         2003       2004       2005      2007          2002
                                                       --------   --------   --------   -------   -------------
Gas Hedge Derivatives (a):
  Average daily notional Mcf volumes:
    Swap contracts...................................   230,000    180,000     10,000    20,000     $ (88,892)
     Weighted average fixed price per MMBtu..........  $   3.76   $   3.81   $   3.70   $  3.75
  Average forward NYMEX gas prices (b)...............  $   5.53   $   4.80   $   4.31   $  4.12

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b) The average forward NYMEX gas prices per MMBtu are based on February 18, 2003 market quotes.

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

     Derivative financial instruments. The Company utilizes interest rate, foreign exchange rate and commodity price derivative contracts to hedge interest rate, foreign exchange rate and commodity price risks in accordance with policies and guidelines approved by the Company's board of directors. In accordance with those policies and guidelines, the Company's executive management determines the appropriate timing and extent of hedge transactions.

     As of December 31, 2003, the Company's primary risk exposures associated with financial instruments to which it is a party include oil and gas price volatility, volatility in the exchange rates of the Canadian dollar and Argentine peso vis a vis the U.S. dollar and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2003.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements
                                                                           Page

Consolidated Financial Statements of
  Pioneer Natural Resources Company:
    Independent Auditors' Report.......................................     44
    Consolidated Balance Sheets as of December 31, 2003 and 2002.......     45
    Consolidated Statements of Operations for the Years Ended
       December 31, 2003, 2002 and 2001................................     46
    Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 2003, 2002 and 2001....................     47
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001................................     48
    Consolidated Statements of Comprehensive Income (Loss) for
       the Years Ended December 31, 2003, 2002 and 2001................     49
    Notes to Consolidated Financial Statements.........................     50
    Unaudited Supplementary Information................................     88

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Pioneer Natural Resources Company:

     We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note B to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143,
"Accounting for Asset Retirement Obligations". Also, as discussed in Note B to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".



                                                      Ernst & Young LLP



Dallas, Texas
January 26, 2004

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                     ASSETS

                                                                              December 31,
                                                                       -------------------------
                                                                           2003         2002
                                                                       -----------   -----------
Current assets:
  Cash and cash equivalents..........................................  $    19,299   $     8,490
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $4,727 and
      $4,744 as of December 31, 2003 and 2002, respectively..........      111,033        97,774
    Due from affiliates..............................................          447           448
  Inventories........................................................       17,509        10,648
  Prepaid expenses...................................................       11,083         5,485
  Deferred income taxes..............................................       40,514        13,900
  Other current assets:
    Derivatives......................................................          423         2,508
    Other, net of allowance for doubtful accounts of $4,486
      and $3,351 as of December 31, 2003 and 2002, respectively......        4,807         7,840
                                                                        ----------    ----------
      Total current assets...........................................      205,115       147,093
                                                                        ----------    ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
    Proved properties................................................    4,983,558     4,252,897
    Unproved properties..............................................      179,825       219,073
  Accumulated depletion, depreciation and amortization...............   (1,676,136)   (1,303,541)
                                                                        ----------    ----------
      Total property, plant and equipment............................    3,487,247     3,168,429
                                                                        ----------    ----------
Deferred income taxes................................................      192,344        76,840
Other property and equipment, net....................................       28,080        22,784
Other assets:
  Derivatives........................................................          209           643
  Other, net of allowance for doubtful accounts of $92 and
    $1,227 as of December 31, 2003 and 2002, respectively............       38,577        39,327
                                                                        ----------    ----------
                                                                       $ 3,951,572   $ 3,455,116
                                                                        ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade............................................................  $   177,614   $   117,582
    Due to affiliates................................................        8,804         7,192
  Interest payable...................................................       37,034        37,458
  Income taxes payable...............................................        5,928           -
  Other current liabilities:
    Derivatives......................................................      161,574        83,638
    Other............................................................       38,798        28,722
                                                                        ----------    ----------
      Total current liabilities......................................      429,752       274,592
                                                                        ----------    ----------
Long-term debt.......................................................    1,555,461     1,668,536
Derivatives..........................................................       48,825        42,490
Deferred income taxes................................................       12,121         8,760
Other liabilities....................................................      145,641        85,841
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
    119,665,784 and 119,592,344 shares issued at December 31,
    2003 and 2002, respectively......................................        1,197         1,196
  Additional paid-in capital.........................................    2,734,403     2,714,567
  Treasury stock, at cost; 378,012 and 2,339,806 shares at
    December 31, 2003 and 2002, respectively.........................       (5,385)      (32,219)
  Deferred compensation..............................................       (9,933)      (14,292)
  Accumulated deficit................................................     (887,848)   (1,298,440)
  Accumulated other comprehensive income (loss):
    Net deferred hedge gains (losses), net of tax....................     (104,130)        9,555
    Cumulative translation adjustment................................       31,468        (5,470)
                                                                        ----------    ----------
      Total stockholders' equity.....................................    1,759,772     1,374,897
                                                                        ----------    ----------
Commitments and contingencies
                                                                        ----------    ----------
                                                                       $ 3,951,572   $ 3,455,116
                                                                        ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                         Year Ended December 31,
                                                                 --------------------------------------
                                                                    2003          2002          2001
                                                                 ----------    ----------    ----------
Revenues and other income:
  Oil and gas.................................................   $1,298,647    $  701,780    $  847,022
  Interest and other..........................................       12,292        11,222        21,778
  Gain on disposition of assets, net..........................        1,256         4,432         7,681
                                                                  ---------     ---------     ---------
                                                                  1,312,195       717,434       876,481
                                                                  ---------     ---------     ---------
Costs and expenses:
  Oil and gas production......................................      279,526       199,570       209,664
  Depletion, depreciation and amortization....................      390,840       216,375       222,632
  Exploration and abandonments................................      132,760        85,894       127,906
  General and administrative..................................       60,545        48,402        36,968
  Accretion of discount on asset retirement obligations.......        5,040           -             -
  Interest....................................................       91,388        95,815       131,958
  Other.......................................................       21,320        39,602        43,341
                                                                  ---------     ---------     ---------
                                                                    981,419       685,658       772,469
                                                                  ---------     ---------     ---------
Income before income taxes and cumulative effect of
  change in accounting principle..............................      330,776        31,776       104,012
Income tax benefit (provision)................................       64,403        (5,063)       (4,016)
                                                                  ---------     ---------     ---------
Income before cumulative effect of change in
  accounting principle........................................      395,179        26,713        99,996
Cumulative effect of change in accounting principle,
  net of tax..................................................       15,413           -             -
                                                                  ---------     ---------     ---------
Net income....................................................   $  410,592    $   26,713    $   99,996
                                                                  =========     =========     =========
Net income per share:
  Basic:
     Income before cumulative effect of change in
       accounting principle...................................   $     3.37    $      .24    $     1.01
     Cumulative effect of change in accounting principle,
       net of tax.............................................          .13           -           -
                                                                  ---------     ---------     ---------
     Net income...............................................   $     3.50    $      .24    $     1.01
                                                                  =========     =========     =========
  Diluted:
     Income before cumulative effect of change in accounting
       principle..............................................   $     3.33    $      .23    $     1.00
     Cumulative effect of change in accounting principle,
       net of tax.............................................          .13           -           -
                                                                  ---------     ---------     ---------
     Net income...............................................   $     3.46    $      .23    $     1.00
                                                                  =========     =========     =========
Weighted average shares outstanding:
     Basic....................................................      117,185       112,542        98,529
                                                                  =========     =========     =========
     Diluted..................................................      118,513       114,288        99,714
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

                        PIONEER NATURAL RESOURCES COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                                                                 Accumulated Other
                                                                                             Comprehensive Income (Loss)
                                                                                           ------------------------------
                                                                                            Net
                                                                                          Deferred
                                                                                           Hedge
                                                                                           Gains    Invest-   Cumulative   Total
                                            Additional            Deferred                (Losses)   ment       Trans-     Stock-
                                   Common    Paid-in    Treasury   Compen-   Accumulated     Net    Gains &     lation     holders'
                                    Stock    Capital     Stock     sation      Deficit     of tax   Losses    Adjustment   Equity
                                   -------  ----------  --------  ---------  -----------  --------  --------  ---------- ----------

Balance at January 1, 2001........ $ 1,013  $2,352,608  $(37,682) $   -      $(1,422,703) $     -    $  8,154  $ 3,515   $  904,905

Common stock issued for
  partnership acquisitions........      57     104,236       -        -              -          -         -        -        104,293
Stock options exercised and
  employee stock purchases........       4       5,428     2,708      -             (636)       -         -        -          7,504
Purchase of treasury stock........     -           -     (13,028)     -              -          -         -        -        (13,028)
Net income........................     -           -         -        -           99,996        -         -        -         99,996
Other comprehensive income (loss):
  Net deferred hedge gains (losses):
    Transition adjustment.........     -           -         -        -              -     (197,444)      -        -       (197,444)
    Net deferred hedge gains......     -           -         -        -              -      395,297       -        -        395,297
    Tax provisions related to
     deferred hedge gains.........     -           -         -        -              -       (2,293)      -        -         (2,293)
    Net hedge losses included in
     net income...................     -           -         -        -              -        5,486       -        -          5,486
  Net unrealized gains (losses)
   on available for sale securities:
    Net unrealized available for sale
     securities holding losses....     -           -         -        -              -          -         (45)     -            (45)
    Net available for sale securities
     gains included in net income.     -           -         -        -              -          -      (8,109)     -         (8,109)
  Translation adjustment..........     -           -         -        -              -          -         -     (11,173)    (11,173)
                                    ------   --------    -------   ------     ----------   --------   -------   -------   ---------
Balance at December 31, 2001......   1,074   2,462,272   (48,002)     -       (1,323,343)   201,046       -      (7,658)  1,285,389
                                    ------   ---------   -------   ------     ----------   --------   -------   -------   ---------

Issuance of common stock..........     115     235,885       -        -              -          -         -         -       236,000
Adjustment to common stock issued
  for 2001 partnership
  acquisitions....................     -          (175)      -        -              -          -         -         -          (175)
Stock options exercised and
  employee stock purchases........     -           416    15,783      -           (1,810)       -         -         -        14,389
Deferred compensation:
  Compensation deferred...........       7      16,169       -    (16,176)           -          -         -         -           -
  Deferred compensation included
   in net income..................     -           -         -      1,884            -          -         -         -         1,884
Net income........................     -           -         -        -           26,713        -         -         -        26,713
Other comprehensive income (loss):
  Net deferred hedge gains (losses):
    Net deferred hedge losses.....     -           -         -        -               -     (181,628)     -         -      (181,628)
    Tax benefits related to
     deferred hedge losses........     -           -         -        -               -        2,561      -         -         2,561
    Net hedge gains included
     in net income................     -           -         -        -               -      (12,424)     -         -       (12,424)
  Translation adjustment..........     -           -         -        -               -          -        -       2,188       2,188
                                    ------   ---------   -------   -------     ----------   --------  -------   -------   ---------
Balance at December 31, 2002......   1,196   2,714,567   (32,219)  (14,292)    (1,298,440)     9,555      -      (5,470)  1,374,897
                                    ------   ---------   -------   -------     ----------   --------  -------   -------   ---------

Stock options exercised and
 employee stock purchases.........       1       4,100    29,183       -              -          -        -         -        33,284
Purchase of treasury stock........     -           -      (2,349)      -              -          -        -         -        (2,349)
Tax benefits related to
 stock-based compensation.........     -        14,666       -         -              -          -        -         -        14,666
Deferred compensation:
  Compensation deferred...........     -         1,070       -      (1,070)           -          -        -         -           -
  Deferred compensation included
   in net income..................     -           -         -       5,429            -          -        -         -         5,429
Net income........................     -           -         -         -          410,592        -        -         -       410,592
Other comprehensive income (loss):
  Net deferred hedge gains (losses),
   net of tax:
    Net deferred hedge losses.....     -           -          -        -              -     (282,165)     -         -      (282,165)
    Tax benefits related to net
     deferred hedge losses........     -           -          -        -              -       51,064      -         -        51,064
    Net hedge losses included in
     net income...................     -           -          -        -              -      117,416      -         -       117,416
  Translation adjustment..........     -           -          -        -              -          -        -      36,938      36,938
                                    ------   ---------   -------   -------      ---------   --------   ------   -------   ---------
Balance at December 31, 2003...... $ 1,197  $2,734,403  $ (5,385) $ (9,933)   $  (887,848) $(104,130) $   -    $ 31,468  $1,759,772
                                    ======   =========   =======   =======     ==========   ========   ======   =======   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended December 31,
                                                                     --------------------------------------
                                                                        2003          2002          2001
                                                                     ----------    ----------    ----------
Cash flows from operating activities:
  Net income.....................................................    $  410,592    $   26,713    $   99,996
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion, depreciation and amortization..................       390,840       216,375       222,632
       Exploration expenses, including dry holes.................        97,690        64,617       103,595
       Deferred income taxes.....................................       (75,588)        2,788        (7,649)
       Gain on disposition of assets, net........................        (1,256)       (4,432)       (7,681)
       Accretion of discount on asset retirement obligations.....         5,040           -             -
       Interest related amortization.............................       (20,610)       (5,809)        8,689
       Commodity hedge related amortization......................       (71,816)       26,490         6,199
       Cumulative effect of change in accounting principle,
          net of tax.............................................       (15,413)          -             -
       Other noncash items.......................................        10,395        31,647        18,697
     Change in operating assets and liabilities, net of effects from acquisitions:
       Accounts receivable, net..................................       (10,983)      (23,922)       41,295
       Inventories...............................................        (7,734)        3,023        (4,256)
       Prepaid expenses..........................................        (5,598)        2,330        (4,328)
       Other current assets, net.................................          (602)       (4,166)       (1,976)
       Accounts payable..........................................        58,603          (342)         (541)
       Interest payable..........................................          (424)           48          (733)
       Income taxes payable......................................         5,928          (530)          530
       Other current liabilities.................................        (5,385)       (2,585)        1,131
                                                                      ---------     ---------     ---------
       Net cash provided by operating activities.................       763,679       332,245       475,600
                                                                      ---------     ---------     ---------
Cash flows from investing activities:
  Cash acquired in acquisitions, net of fees paid................           -             -          11,119
  Proceeds from disposition of assets............................        35,698       118,850       113,453
  Additions to oil and gas properties............................      (688,133)     (614,698)     (529,723)
  Other property additions, net..................................        (9,865)      (12,283)      (17,590)
                                                                      ---------     ---------     ---------
       Net cash used in investing activities.....................      (662,300)     (508,131)     (422,741)
                                                                      ---------     ---------     ---------
Cash flows from financing activities:
  Borrowings under long-term debt................................       264,725       529,805       328,331
  Principal payments on long-term debt...........................      (370,262)     (481,783)     (333,410)
  Common stock issuance proceeds, net of issuance costs..........           -         236,000           -
  Payment of other liabilities...................................       (14,055)     (124,245)      (53,437)
  Stock options exercised and employee stock purchases...........        33,020        14,389         7,504
  Purchase of treasury stock.....................................        (2,349)          -         (13,028)
  Deferred loan fees/debt issuance costs.........................        (2,799)       (3,293)          -
                                                                      ---------     ---------     ---------
       Net cash provided by (used in) financing activities.......       (91,720)      170,873       (64,040)
                                                                      ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents ............         9,659        (5,013)      (11,181)
Effect of exchange rate changes on cash and cash equivalents.....         1,150          (831)         (644)
Cash and cash equivalents, beginning of year.....................         8,490        14,334        26,159
                                                                      ---------     ---------     ---------
Cash and cash equivalents, end of year...........................    $   19,299    $    8,490    $   14,334
                                                                      =========     =========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)



                                                                            Year ended December 31,
                                                                    --------------------------------------
                                                                       2003          2002         2001
                                                                    ----------    ----------    ----------

Net income......................................................    $  410,592    $   26,713    $   99,996

Other comprehensive income (loss):
  Net deferred hedge gains (losses), net of tax:
     Transition adjustment......................................           -             -        (197,444)
     Net deferred hedge gains (losses)..........................      (282,165)     (181,628)      395,297
     Tax benefits (provisions) related to net deferred
       hedge (gains) losses.....................................        51,064         2,561        (2,293)
     Net hedge (gains) losses included in net income............       117,416       (12,424)        5,486
  Net unrealized gains (losses) on available for sale
   securities:
     Net unrealized available for sale securities
       holding losses...........................................           -             -             (45)
     Net available for sale securities gains included
       in net income............................................           -             -          (8,109)
  Translation adjustment........................................        36,938         2,188       (11,173)
                                                                     ---------     ---------     ----------
        Other comprehensive income (loss).......................       (76,747)     (189,303)      181,719
                                                                     ---------     ---------     ---------
Comprehensive income (loss).....................................    $  333,845    $ (162,590)   $  281,715
                                                                     =========     =========     =========


        The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

     Investments in unaffiliated equity securities that have a readily determinable fair value are classified as "trading securities" if management's current intent is to hold them for only a short period of time; otherwise, they are accounted for as "available-for-sale" securities. The Company reevaluates the classification of investments in unaffiliated equity securities at each balance sheet date. The carrying value of trading securities and available-for-sale securities are adjusted to fair value as of each balance sheet date.

     Unrealized holding gains are recognized for trading securities in interest and other revenue, and unrealized holding losses are recognized in other expense during the periods in which changes in fair value occur.

     Unrealized holding gains and losses are recognized for available-for-sale securities as credits or charges to stockholders' equity and other comprehensive income (loss) during the periods in which changes in fair value occur. Realized gains and losses on the divestiture of available-for-sale securities are determined using the average cost method. The Company had no investments in available-for-sale securities as of December 31, 2003 or 2002.

     Investments in unaffiliated equity securities that do not have a readily determinable fair value are measured at the lower of their original cost or the net realizable value of the investment. The Company had no significant equity security investments that did not have a readily determinable fair value as of December 31, 2003 or 2002.

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

     Argentina devaluation. Early in January 2002, the Argentine government severed the direct one-to-one U.S. dollar to Argentine peso relationship that had existed for many years. As of December 31, 2003 and 2002, the Company used exchange rates of 2.93 pesos to $1 and 3.37 pesos to $1, respectively, to remeasure the peso-denominated monetary assets and liabilities of the Company's

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


Argentine subsidiaries. The remeasurement of the peso-denominated monetary net assets of the Company's Argentine subsidiaries as of December 31, 2003 and 2002 resulted in a charge of $.3 million and $6.9 million, respectively.

     As a result of certain Argentine stability laws and regulations enacted since the devaluation of the Argentine peso which impact the price the Company receives for the oil and gas it produces, the Company has continually reviewed its Argentine proved and unproved properties for impairment during 2003 and 2002. Based on estimates of future commodity prices and operating costs, the Company believes that the future cash flows from its oil and gas assets will be sufficient to fully recover its proved property basis. The Company also plans to continue its exploration efforts on all of its remaining unproved acreage. Based upon the Company's improved economic outlook for Argentina, the Company has significantly increased its capital budget for exploration and development activities in 2004 as compared to the capital budgets in 2003 and 2002.

     While the Argentine economic and political situation continues to improve, the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells;
(ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; (iv) the Company's level of future investments in Argentina; and (v) peso-denominated monetary assets and liabilities. While conditions are improving, numerous uncertainties exist surrounding the ultimate resolution of Argentina's economic and political stability and actual results could differ from those estimates and assumptions utilized.

     New accounting pronouncements. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19") to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations were capitalized as part of the carrying value of the long-lived asset. Under the provisions of SFAS 19, asset retirement obligations are recognized using a cost-accumulation approach. Prior to the adoption of SFAS 143, the Company recorded asset retirement obligations through the unit-of-production method, except for such asset retirement obligations that were assumed in business combinations, which were recorded at their estimated fair values.

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

     The following pro forma data summarizes the Company's net income and net income per share for the years ended December 31, 2003, 2002 and 2001 as if the Company had adopted the provisions of SFAS 143 on January 1, 2001, including aggregate pro forma asset retirement obligations on that date of $60.2 million:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

                                                              Year ended December 31,
                                                     ----------------------------------------
                                                        2003            2002           2001
                                                     ---------       ---------      ---------
                                                     (in thousands, except per share amounts)
   Net income, as reported........................   $ 410,592       $  26,713      $  99,996
   Pro forma adjustments to reflect retroactive
      adoption of SFAS 143........................     (15,413)          4,743          1,672
                                                      --------        --------       --------
   Pro forma net income...........................   $ 395,179       $  31,456      $ 101,668
                                                      ========        ========       ========
   Net income per share:
      Basic - as reported.........................   $    3.50       $     .24      $    1.01
                                                      ========        ========       ========
      Basic - pro forma...........................   $    3.37       $     .28      $    1.03
                                                      ========        ========       ========
      Diluted - as reported.......................   $    3.46       $     .23      $    1.00
                                                      ========        ========       ========
      Diluted - pro forma.........................   $    3.33       $     .28      $    1.02
                                                      ========        ========       ========

     On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). Prior to SFAS 145, gains or losses on the early extinguishment of debt were required to be classified in a company's periodic consolidated statements of operations as extraordinary gains or losses, net of associated income taxes, after the determination of income or loss from continuing operations. SFAS 145 requires, except in the case of events or transactions of a highly unusual and infrequent nature, that gains or losses from the early extinguishment of debt be classified, on both a prospective and retrospective basis, as components of a company's income or loss from continuing operations. The adoption of the provisions of SFAS 145 did not affect the Company's financial position or liquidity. Under the provisions of SFAS 145, gains or losses from the early extinguishment of debt will be recognized in the Company's Consolidated Statements of Operations as components of other income or other expense and will be included in the determination of the income (loss) from continuing operations of those periods. Accordingly, extraordinary losses from the early extinguishment of debt of $22.3 million and $3.8 million recorded during the years ended December 31, 2002 and 2001, respectively, have been reclassified to other expense.

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

     The Company has reviewed its financial arrangements and has not identified any material VIEs that should be consolidated by the Company in accordance with FIN 46.

     Cash equivalents. Cash and cash equivalents include cash on hand and depository accounts held by banks.

     Inventories - equipment. Lease and well equipment to be used in future production and drilling activities are carried at the lower of cost or market, on a first-in, first-out basis. The Company has established lower of cost or market allowances to reduce the carrying values of its equipment inventories in the amounts of $.6 million and $3.6 million as of December 31, 2003 and 2002, respectively.

     Inventories - commodities. Commodities are carried at the lower of average cost or market. When sold from inventory, commodities are removed on a first-in, first-out basis.

     Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. The Company also expenses the costs associated with exploratory wells that find oil and gas reserves if a determination that proved reserves have been found cannot be made within one year of the exploration well being drilled unless other drilling or exploration activities to evaluate the discovery are firmly planned. The Company capitalizes interest on expenditures for significant development projects until such projects are ready for their intended use.

     The Company owns interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating  facilities.  The  Company's  ownership  in the natural gas  processing plants and treating facilities is primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. The third party revenues generated from the plant and treating facilities for the three years ended December 31, 2003, 2002 and 2001 were $39.5 million, $28.4 million and $32.7 million, respectively. The third party expenses attributable to the plants and treating facilities for the same respective periods were $11.3 million, $9.3 million and $9.7 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

     Revenue recognition. The Company uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets. The following table presents the Company's entitlement assets and entitlement liabilities and their associated volumes as of December 31, 2003 and 2002 ($ in millions):

                                                             December 31,
                                                 ------------------------------------
                                                       2003                2002
                                                 ----------------    ----------------
                                                 Amount     MMcf     Amount     MMcf
                                                 ------    ------    ------    ------

    Entitlement assets......................     $ 10.5     3,929    $  9.7     4,240
    Entitlement liabilities.................     $ 15.8    14,793    $ 15.1    14,302

     Derivatives and hedging. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended, the provisions of which the Company adopted effective January 1, 2001.

     SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income (loss). Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through net income (loss). Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in "accumulated other comprehensive income (loss) ("AOCI") - net deferred hedge gains (losses), net of tax" in the stockholders' equity section of the Company's Consolidated Balance Sheets until such time as the hedged items are recognized in net income (loss). Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income
(loss).

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



     See Note J for a description of the specific types of derivative transactions in which the Company participates.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Long-Term Incentive Plan is described more fully in Note G. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Stock-based compensation expenses associated with option grants were not recognized in the Company's net income during the years ended December 31, 2003, 2002 and 2001, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation during the years ended December 31, 2003, 2002 and 2001:

                                                                       Year ended December 31,
                                                               -------------------------------------
                                                                  2003          2002         2001
                                                               ---------     ---------     ---------
                                                              (in thousands, except per share amounts)

  Net income, as reported...................................   $ 410,592     $  26,713     $  99,996
  Plus: Total stock-based employee compensation expense
    included in net income for all awards, net of tax (a)...       3,447         1,884           -
  Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of tax (a)...................     (11,429)      (11,691)       (6,533)
                                                                --------      --------      --------
  Pro forma net income......................................   $ 402,610     $  16,906     $  93,463
                                                                ========      ========      ========
  Net income per share:
    Basic - as reported.....................................   $    3.50     $     .24     $    1.01
                                                                ========      ========      ========
    Basic - pro forma.......................................   $    3.44     $     .15     $     .95
                                                                ========      ========      ========
    Diluted - as reported...................................   $    3.46     $     .23     $    1.00
                                                                ========      ========      ========
    Diluted - pro forma.....................................   $    3.40     $     .15     $     .94
                                                                ========      ========      ========

-----------
(a) Total stock-based employee compensation expense included in net income is net of a tax benefit of $2.0 million during the year ended December 31, 2003. Total stock-based employee compensation expense determined under the fair value based method for the year ended December 31, 2003 is net of a $4.6 million tax benefit. No tax benefits were recognized for the pro forma compensation expense amounts during the years ended December 31, 2002 or 2001. See Note P for additional information regarding the Company's income taxes.

     Foreign currency translation. The U.S. dollar is the functional currency for all of the Company's international operations except Canada. Accordingly, monetary assets and liabilities denominated in a foreign currency are remeasured to U.S. dollars at the exchange rate in effect at the end of each reporting period; revenues and costs and expenses denominated in a foreign currency are remeasured at the average of the exchange rates that were in effect during the period in which the revenues and costs and expenses were recognized. The resulting gains or losses from remeasuring foreign currency denominated balances into U.S. dollars are recorded in other income or other expense, respectively. Nonmonetary assets and liabilities denominated in a foreign currency are remeasured at the historic exchange rates that were in effect when the assets or liabilities were acquired or incurred.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     The functional currency of the Company's Canadian operations is the Canadian dollar. The financial statements of the Company's Canadian subsidiary entities are translated to U.S. dollars as follows: all assets and liabilities are translated using the exchange rate in effect at the end of each reporting period; revenues and costs and expenses are translated using the average of the exchange rates that were in effect during the period in which the revenues and costs and expenses were recognized. The resulting gains or losses from translating non-U.S. dollar denominated balances are recorded in the accompanying Consolidated Statements of Stockholders' Equity for the period through accumulated other comprehensive income (loss).

     The following table presents the exchange rates used to translate the financial statements of the Company's Canadian subsidiary in the preparation of the consolidated financial statements as of and for the years ended December 31, 2003, 2002 and 2001:

                                                                                December 31,
                                                                       ---------------------------
                                                                         2003      2002      2001
                                                                       -------   -------   -------
    U.S. Dollar from Canadian Dollar - Balance Sheets................   .7710     .6362     .6277
    U.S. Dollar from Canadian Dollar - Statements of Operations......   .7161     .6371     .6356

     Reclassifications. Certain reclassifications have been made to the 2002 and 2001 amounts in order to conform with the 2003 presentation.

NOTE C.     Disclosures About Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002:

                                                                    2003                      2002
                                                          -----------------------    -----------------------
                                                           Carrying       Fair        Carrying       Fair
                                                             Value        Value         Value        Value
                                                          ----------   ----------    ----------   ----------
                                                                            (in thousands)
Derivative contract assets (liabilities):
     Commodity price hedges............................   $ (201,422)  $ (201,422)   $ (108,837)  $ (108,837)
     Unrealized terminated commodity price hedges......   $   (1,490)  $   (1,490)   $      512   $      512
     Btu swap contracts................................   $   (6,856)  $   (6,856)   $  (13,363)  $  (13,363)
     Foreign currency contracts........................   $      -     $      -      $       15   $       15
Financial assets:
     Trading securities................................   $    7,596   $    7,596    $    5,144   $    5,144
     5-1/2% note receivable due 2008...................   $    2,086   $    2,086    $    2,247   $    2,283
Financial liabilities - long-term debt:
     Line of credit....................................   $ (160,000)  $ (160,000)   $ (260,000)  $ (260,000)
     8-7/8% senior notes due 2005......................   $ (135,239)  $ (141,426)   $ (146,704)  $ (147,318)
     8-1/4% senior notes due 2007......................   $ (155,253)  $ (171,188)   $ (161,130)  $ (164,925)
     6-1/2% senior notes due 2008......................   $ (354,497)  $ (378,725)   $ (362,592)  $ (359,205)
     9-5/8% senior notes due 2010......................   $ (350,558)  $ (424,385)   $ (338,197)  $ (406,901)
     7-1/2% senior notes due 2012......................   $ (150,000)  $ (162,990)   $ (150,000)  $ (160,635)
     7-1/5% senior notes due 2028......................   $ (249,914)  $ (270,312)   $ (249,913)  $ (245,025)

     Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     Commodity price swap and collar contracts, interest rate swaps and foreign currency swap contracts. The fair value of commodity price swap and collar contracts, interest rate swaps and foreign currency contracts are estimated from quotes provided by the counterparties to these derivative contracts and represent the estimated amounts that the Company would expect to receive or pay to settle the derivative contracts. During the year ended December 31, 2003, the Company terminated all of its interest rate swap contracts and the foreign currency contracts matured. See Note J for a description of each of these derivatives, including whether the derivative contract qualifies for hedge accounting treatment or is considered a speculative derivative contract.

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

NOTE D.     Acquisitions

     Falcon acquisitions. During the year ended December 31, 2002, the Company purchased, through two transactions, an additional 30 percent working interest in the Falcon field development and a 25 percent working interest in associated acreage in the deepwater Gulf of Mexico for a combined purchase price of $61.1 million. As a result of these transactions, the Company owned a 75 percent working interest in and operated the Falcon field development and related exploration blocks at December 31, 2002. On March 28, 2003, the Company purchased the remaining 25 percent working interest that it did not already own in the Falcon field, the Harrier field and surrounding satellite prospects in the deepwater Gulf of Mexico for $120.4 million, including $114.1 million of cash, $1.7 million of asset retirement obligations assumed and $4.6 million of closing adjustments.

     West Panhandle acquisitions. During July 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the West Panhandle reserves attributable to field fuel, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded $100.4 million to proved oil and gas properties, $3.8 million to unproved oil and gas properties and $1.9 million to assets held for resale; retired a capital cost obligation for $60.8 million; settled a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash. The capital cost obligation retired by the Company for $60.8 million represented an obligation for West Panhandle gas field capital additions that was not able to be prepaid and bore interest at an annual rate of 20 percent. The portion of the purchase price allocated to the retirement of the capital cost obligation was based on a discounted cash flow analysis using a market discount rate for obligations with similar terms. The capital cost obligation had a carrying value of $45.2 million, resulting in a loss of $15.6 million from the early extinguishment of this obligation.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


paid" in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2001. Except for the cash acquired, this transaction represents a noncash investing activity of the Company that was funded by the issuance of common stock.

     Other acquisitions. During 2003, in addition to the incremental 25 percent working interest acquired in the Falcon area, the Company spent $30.6 million to acquire producing properties in the Spraberry field and unproved properties in Alaska, the Gulf of Mexico, Argentina, Canada and Tunisia. During 2002, in addition to the Falcon and West Panhandle acquisitions referred to above, the Company spent $25.5 million to acquire additional unproved acreage in the United States, including 34 Gulf of Mexico shelf blocks, six deepwater Gulf of Mexico blocks, a 70 percent working interest in ten state leases on Alaska's North Slope and property interests in other areas of the United States. Also during 2002, the Company acquired unproved and proved oil and gas property interests in Canada for $2.3 million and $.5 million, respectively, and $1.8 million of additional unproved property interests in Tunisia. During 2001, the Company spent $77.9 million to acquire additional working interests in the Gulf of Mexico Aconcagua discovery, the related Canyon Express gathering system and the Devils Tower project; 21 deepwater Gulf of Mexico blocks; 250,000 acres in the Anticlinal Campamento, Dos Hermanas and La Calera areas of the Neuquen Basin in Argentina; and a 30 percent interest in the Anaguid permit in the Ghadames basin onshore Southern Tunisia.

NOTE E.     Long-term Debt

     Long-term debt, including the effects of fair value hedges and discounts, consisted of the following components at December 31, 2003 and 2002:

                                                               December 31,
                                                      ----------------------------
                                                         2003             2002
                                                      -----------      -----------
                                                             (in thousands)

Lines of credit...................................    $   160,000      $   260,000
8-7/8% senior notes due 2005......................        135,239          146,704
8-1/4% senior notes due 2007......................        155,253          161,130
6-1/2% senior notes due 2008......................        354,497          362,592
9-5/8% senior notes due 2010......................        350,558          338,197
7-1/2% senior notes due 2012......................        150,000          150,000
7-1/5% senior notes due 2028......................        249,914          249,913
                                                       ----------       ----------
     Total long-term debt.........................    $ 1,555,461      $ 1,668,536
                                                       ==========       ==========

     Maturities of long-term debt at December 31, 2003 are as follows (in thousands):

             2004..............................................    $      -
             2005..............................................    $  135,239
             2006..............................................    $      -
             2007..............................................    $  155,253
             2008..............................................    $  514,497
             Thereafter........................................    $  750,472

     Lines of credit. During December 2003, the Company entered into a new five-year unsecured revolving credit agreement (the "New Credit Facility") that matures in December 2008. The New Credit Facility replaced the Company's $575 million revolving credit facility (the "Prior Credit Facility") that had a scheduled maturity in March 2005. The terms of the New Credit Facility provide for initial aggregate loan commitments of $700 million from a syndication of participating banks (the "Lenders"). Aggregate loan commitments under the New Credit Facility may be increased to a maximum aggregate amount of $1 billion if the Lenders increase their loan commitments or loan commitments of new financial institutions are added to the New Credit Facility.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



     Borrowings under the New Credit Facility may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $80 million. Revolving loans issued under the New Credit Facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank (4.0 percent per annum at December 31, 2003) or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis point (1.5 percent per annum at December 31, 2003) or (b) a base Eurodollar rate, substantially equal to LIBOR (1.2 percent per annum at December 31, 2003), plus a margin (the "Applicable Margin") that is based on a grid of the Company's debt rating (125 basis points per annum at December 31, 2003). Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service. As of December 31, 2003, the Company had $160 million of Eurodollar rate revolving loans outstanding under the New Credit Facility.

     Advances under the Prior Credit Facility bore interest, at the option of the Company, based on (a) a base rate equal to the higher of the Bank of America, N.A. prime rate or a rate per annum based on the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System, plus 50 basis points; plus a eurodollar margin less 125 basis points, (b) a Eurodollar rate, substantially equal to LIBOR, plus a eurodollar margin, or (c) a fixed rate (for aggregate advances not exceeding $50 million) as quoted by the banks pursuant to a request by the Company.

     The New Credit Facility imposes certain restrictive covenants on the Company, including the maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; maintenance of a ratio of total debt to book capitalization less intangible assets (other than intangible oil and gas assets), accumulated other comprehensive income and certain noncash asset write-downs not to exceed .60 to 1.0; and, maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00 until the Company has an investment grade rating. The Company was in compliance with all of its debt covenants as of December 31, 2003.

     As of December 31, 2003 and 2002, the Company had $47.6 million and $45.4 million of undrawn letters of credit, respectively, of which $28.8 million on December 31, 2003 and $27.2 million on December 31, 2002 were undrawn commitments under the New Credit Facility and Prior Credit Facility, respectively. As of December 31, 2003 and 2002, the Company had unused borrowing capacity of $511.2 million and $287.8 million under the New Credit Facility and Prior Credit Facility, respectively.

     Senior notes. The Company's senior notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Company is a holding company that conducts all of its operations through subsidiaries; consequently, the senior notes are structurally subordinated to all obligations of its subsidiaries. Interest on the Company's senior notes is payable semi-annually. Pioneer USA has fully and unconditionally guaranteed the senior note issuances. See Note S for a discussion of Pioneer USA debt guarantees and Consolidating Financial Statements.

     During April 2002, the Company issued $150.0 million of 7-1/2 percent senior notes due April 15, 2012 (the "7-1/2 percent senior notes"). The 7-1/2 percent senior notes were issued at a price equal to 100 percent of their principal amount and resulted in net proceeds to the Company, after underwriting discounts, commissions and costs of issuance, of $146.7 million. The net proceeds from the issuance of the 7-1/2 percent senior notes were used to reduce outstanding borrowings under the Prior Credit Facility. The 7-1/2 percent senior notes and 9-5/8 percent senior notes contain various restrictive covenants, including restrictions on the incurrence of additional indebtedness and certain

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


payments defined within the associated indenture. The Company was in compliance with all of its senior note covenants as of December 31, 2003.

     As of December 31, 2003 and 2002, the aggregate carrying value of the Company's 8-7/8, 8-1/4, 6-1/2 and 9-5/8 percent senior notes included $27.4 million and $35.7 million, respectively, of incremental carrying value attributable to the unamortized net deferred hedge gains realized from terminated fair value hedge interest rate swap contracts. See Note J for additional information regarding terminated fair value hedge interest rate swap contracts.

     Early extinguishment of debt and capital cost obligation. During 2003, the Company repurchased $5.1 million of its 8-7/8 percent senior notes and repaid the Prior Credit Facility prior to its scheduled maturity. The Company recognized $1.5 million of charges to other expense associated with the aforementioned debt extinguishments.

     During 2002, the Company repurchased $47.1 million of the 9-5/8 percent senior notes, $13.9 million of the 8-7/8 percent senior notes and repaid a $45.2 million capital cost obligation. The Company recognized a charge to other expense of $22.3 million associated with these debt extinguishments.

     During 2001, the Company redeemed the remaining $22.5 million of 11-5/8 percent senior subordinated discount notes and $6.8 million of 10-5/8 percent senior subordinated notes. Additionally, the Company repurchased $38.7 million of the 9-5/8 percent senior notes. Associated with these debt extinguishments, the Company recognized a charge to other expense of $3.8 million.

     See Note B for a discussion of the classification of gains and losses on the early extinguishment of debt after the adoption of SFAS 145 on January 1, 2003.

     Interest expense. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2003, 2002 and 2001:

                                                                            Year Ended December 31,
                                                                      -----------------------------------
                                                                        2003         2002          2001
                                                                      ---------    ---------    ---------
                                                                                 (in thousands)
     Cash payments for interest...................................    $ 117,870    $ 113,827    $ 129,992
     Accretion/amortization of discounts or premiums on loans.....        2,873        5,488        7,937
     Amortization of deferred hedge gains (see Note J)............      (26,114)     (14,108)      (2,750)
     Amortization of capitalized loan fees........................        2,528        2,436        2,252
     Kansas ad valorem tax (see Note I)...........................          103          375        1,250
     Net change in accruals.......................................         (424)          48         (732)
                                                                       --------     --------     --------
       Interest incurred..........................................       96,836      108,066      137,949
       Less interest capitalized..................................       (5,448)     (12,251)      (5,991)
                                                                       --------     --------     --------
          Total interest expense..................................    $  91,388    $  95,815    $ 131,958
                                                                       ========     ========     ========

NOTE F.     Related Party Transactions

     Activities with affiliated partnerships. Prior to 1992, the Company, through its wholly-owned subsidiaries, sponsored 44 drilling partnerships and three public income partnerships, all of which were formed primarily for the purpose of drilling and completing wells or acquiring producing properties. During 2001, the Company completed the merger of 42 of the limited partnerships into Pioneer USA. See Note D for additional information regarding the mergers.

     The Company, through a wholly-owned subsidiary, serves as operator of properties in which it and its affiliated partnerships have an interest. Accordingly, the Company receives producing well overhead, drilling well

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


overhead and other fees related to the operation of the properties. The affiliated partnerships also reimburse the Company for their allocated share of general and administrative charges.

     The  activities  with  affiliated   partnerships  are  summarized  for  the
following related party transactions for the years ended December 31, 2003, 2002 and 2001:

                                                                        2003      2002      2001
                                                                       ------    ------    ------
                                                                             (in thousands)
     Receipt of lease operating and supervision charges
        in accordance with standard industry operating
        agreements................................................     $1,473    $1,495    $9,281
     Reimbursement of general and administrative expenses.........     $  148    $  127    $1,265

NOTE G.     Incentive Plans

Retirement Plans

     Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. The Company will provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $851 thousand, $805 thousand and $652 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

     401(k) plan. The Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. The 401(k) Plan was formed by the merger of the Pioneer Natural Resources USA, Inc. 401(k) Plan and the Pioneer Natural Resources USA, Inc. Matching Plan on January 1, 2002. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount of not less than two percent nor more than 30 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's basic compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, their Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four year period that begins with the participant's date of hire. During the years ended December 31, 2003, 2002 and 2001, the Company recognized compensation expense of $4.5 million, $4.1 million and $3.4 million, respectively, as a result of Matching Contributions.

Long-Term Incentive Plan

     In August 1997, the Company's stockholders approved a Long-Term Incentive Plan which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock- based plan for the directors, officers or employees of the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     The following table calculates the number of shares or options available for grant under the Company's Long- Term Incentive Plan as of December 31, 2003 and 2002:

                                                                                December 31,
                                                                         --------------------------
                                                                             2003           2002
                                                                         -----------    -----------
  Shares outstanding....................................................  119,287,772    117,252,538
  Outstanding options exercisable or exercisable within 60 days.........    3,279,024      5,024,173
                                                                          -----------    -----------
                                                                          122,566,796    122,276,711
                                                                          ===========    ===========
  Maximum shares/options allowed under the Long-Term Incentive Plan.....   12,256,680     12,227,671
  Less:  Outstanding awards under the Long-Term Incentive Plan..........   (5,534,037)    (7,432,414)
         Outstanding options under predecessor incentive plans..........     (417,052)      (488,671)
                                                                          -----------    -----------
  Shares/options available for future grant.............................    6,305,591      4,306,586
                                                                          ===========    ===========

     Stock option awards. The Company has a program of awarding semi-annual stock options to its officers and employees and gives its non-employee directors a choice to receive (i) 100 percent restricted stock, (ii) 100 percent stock options, (iii) 100 percent cash, or (iv) a combination of 50/50 of any two, as their annual compensation. This program provides for stock option awards at an exercise price based upon the closing sales price of the Company's common stock on the day prior to the date of grant. Employee stock option awards vest over an 18 month or three year schedule and provide a five year exercise period from each vesting date. Non-employee directors' stock options vest quarterly and provide for a five year exercise period from each vesting date. The Company granted 1,353,988, 1,643,212 and 1,627,071 options under the Long-Term Incentive Plan during the years ended December 31, 2003, 2002 and 2001, respectively.

     Restricted stock awards. During the year ended December 31, 2003, the Company issued 77,625 restricted shares of the Company's common stock. The restricted share awards were issued as compensation to directors, officers and key employees of the Company. The restricted share awards included 4,425 shares that were granted to directors of the Company on May 14, 2003. Director awards vest on a quarterly prorata basis during the year ended May 14, 2004. The remaining 73,200 restricted shares were awarded to officers and key employees of the Company. Of the shares awarded, 9,500 shares vest on January 26, 2006 and the remaining 63,700 shares vest on September 30, 2006.

     During the year ended December 31, 2002, the Company issued 654,445 restricted shares of the Company's common stock. The restricted share awards were issued as compensation to directors, officers and key employees of the Company. The restricted share awards included 18,545 shares that were granted to directors of the Company on May 13, 2002. Director awards for 3,302 shares vested on a quarterly prorata basis during the year ended May 13, 2003 and director awards for 15,243 shares vest on May 13, 2005. The remaining 635,900 restricted shares were awarded to officers and key employees of the Company on August 12, 2002 and vest on August 12, 2005.

     The Company recorded $1.1 million and $16.2 million of deferred compensation associated with restricted stock awards in the stockholders' equity section of the accompanying Consolidated Balance Sheets during the years ended December 31, 2003 and 2002, respectively. Such amounts will be amortized to compensation expense over the vesting periods of the awards. During the years ended December 31, 2003 and 2002, amortization of the restricted stock awards increased the Company's compensation expense by $5.4 million and $1.9 million, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     The following table reflects the outstanding restricted stock awards and activity related thereto for the years ended December 31, 2003 and 2002:

                                                               Year Ended               Year Ended
                                                           December 31, 2003        December 31, 2002
                                                         ---------------------    ---------------------
                                                                      Weighted                 Weighted
                                                          Number       Average     Number       Average
                                                         of Shares     Price      of Shares      Price
                                                         ---------    --------    ---------    --------
   Restricted Stock Awards:
     Restricted shares outstanding at beginning
       of year........................................     652,793    $  24.72         -       $    -
     Shares granted...................................      77,625    $  25.39     654,445     $  24.72
     Shares forfeited.................................     (36,500)   $  24.72         -       $    -
     Lapse of restrictions............................     (16,945)   $  25.59      (1,652)    $  24.60
                                                          --------                 -------
     Restricted shares outstanding at end of year.....     676,973    $  24.79     652,793     $  24.72
                                                          ========                 =======

     There were no restricted stock awards to directors or employees during the year ended December 31, 2001.

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

     SFAS 123 disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and net income per share would have been less than the reported amounts. See Note B for a comparison of net income and net income per share as reported and as adjusted for the pro forma effects of determining compensation expense in accordance with SFAS 123.

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2003, 2002 and 2001:

                                                 Year Ended December 31,
                                              ---------------------------
                                                2003      2002      2001
                                              -------   -------   -------
       Risk-free interest rate.............     3.06%     2.80%     4.13%
       Expected life.......................   5 years   5 years   5 years
       Expected volatility.................       36%       45%       49%
       Expected dividend yield.............        -         -         -


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     A summary of the Company's stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended, are presented below:

                                            Year Ended              Year Ended              Year Ended
                                         December 31, 2003       December 31, 2002       December 31, 2001
                                       ---------------------   ---------------------   ---------------------
                                                    Weighted                Weighted                Weighted
                                         Number      Average      Number     Average    Number      Average
                                       of Shares     Price      of Shares    Price     of Shares     Price
                                       ----------   --------   ----------   --------   ----------   --------
Non-statutory stock options:
  Outstanding, beginning of year..      7,268,292   $  19.60    6,926,071   $  18.16    6,510,559   $  18.10
    Options granted...............      1,353,988   $  24.84    1,643,212   $  21.14    1,627,071   $  18.29
    Options forfeited.............     (1,286,370)  $  29.22     (154,717)  $  26.27     (566,189)  $  25.83
    Options exercised.............     (2,061,794)  $  15.68   (1,146,274)  $  12.19     (645,370)  $  11.14
                                       ----------              ----------              ----------
  Outstanding, end of year........      5,274,116   $  20.13    7,268,292   $  19.60    6,926,071   $  18.16
                                       ==========              ==========              ==========
  Exercisable at end of year......      2,581,256   $  17.56    4,269,659   $  20.15    4,005,762   $  20.82
                                       ==========              ==========              ==========
Weighted average fair value of options
  granted during the year.........     $     8.95              $     8.87              $     8.65
                                        =========               =========               =========

     The following table summarizes information about the Company's stock options outstanding and options exercisable at December 31, 2003:

                                    Options Outstanding                           Options Exercisable
                  -----------------------------------------------------   -------------------------------------
                       Number         Weighted Average     Weighted                               Weighted
   Range of        Outstanding at        Remaining          Average        Number Exercisable        Average
Exercise Prices   December 31, 2003   Contractual Life   Exercise Price   at December 31, 2003   Exercise Price
---------------   -----------------   ----------------   --------------   --------------------   --------------
   $   5-11              432,765           2.8 years         $   8.70               432,765          $   8.70
   $  12-18            2,343,782           4.3 years         $  17.10             1,431,111          $  16.34
   $  19-26            2,327,499           5.4 years         $  24.55               547,310          $  23.72
   $  27-30              139,358           1.6 years         $  28.44               139,358          $  28.44
   $  31-43               30,712           3.1 years         $  40.06                30,712          $  40.06
                     -----------                                                -----------
                       5,274,116                                                  2,581,256
                     ===========                                                ===========

Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of an employee's pay (subject to certain ESPP limits) during the nine month offering period. Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower.

Postretirement Benefit Obligations

     As of December 31, 2003 and 2002, the Company had recorded $15.6 million and $19.7 million, respectively, of unfunded accumulated postretirement benefit obligations in the Company's accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of December 31, 2003 or 2002. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     The accumulated postretirement benefit obligations pertaining to these plans were determined by independent actuaries for four plans representing $11.2 million of unfunded accumulated postretirement benefit obligations as of December 31, 2003 and by the Company for one plan representing $4.4 million of unfunded accumulated postretirement benefit obligations as of December 31, 2003. Interest costs at an annual rate of six percent of the periodic undiscounted accumulated postretirement benefit obligations were employed in the valuations of the benefit obligations. Certain of the aforementioned plans provide for medical and dental cost subsidies for plan participants. Annual medical cost escalation trends of 12 percent in 2004, declining to five percent in 2011 and thereafter, and annual dental cost escalation trends of 7.5 percent in 2004, declining to five percent in 2009 and thereafter, were employed to estimate the accumulated postretirement benefit obligations associated with the medical and dental cost subsidies.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the years ended December 31, 2003 and 2002:

                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                        2003        2002        2001
                                                                      --------    --------    --------
                                                                               (in thousands)
     Beginning accumulated postretirement benefit obligations.....    $ 19,743    $ 19,750    $ 20,064
       Benefit payments...........................................      (1,472)     (1,702)     (2,009)
       Service costs..............................................         205         205         205
       Net actuarial gains........................................      (4,410)        -           -
       Accretion of discounts.....................................       1,490       1,490       1,490
                                                                       -------     -------     -------
     Ending accumulated postretirement benefit obligations........    $ 15,556    $ 19,743    $ 19,750
                                                                       =======     =======     =======

     Estimated benefit payments and service costs associated with the plans for the year ended December 31, 2004 are $1.4 million and $.3 million, respectively.

NOTE H.     Issuance of Common Stock

     During April 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.0 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the 2002 acquisition of Falcon assets and associated acreage in the deepwater Gulf of Mexico and the West Panhandle gas field acquisitions. See Note D for information regarding these acquisitions.

NOTE I.     Commitments and Contingencies

     Severance agreements. The Company has entered into severance agreements with its officers, subsidiary company officers and certain key employees. Salaries and bonuses for the Company's officers are set by the Company's board of directors for the parent company officers and by the Company's management committee for subsidiary company officers and key employees. The Company's board of directors and management committee can grant increases or reductions to base salary at their discretion. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total approximately $19.9 million.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by- quarter basis and will adjust its litigation reserves as appropriate to reflect the then current status of litigation.

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $65.0 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

     The Company does not believe the costs it has deducted are a "cost of production". The costs being deducted are post production costs incurred to transport the gas to the Company's Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from such extractions and the Company believes that charging the plaintiffs with their proportionate share of such transportation and processing expenses is consistent with Kansas law and with the parties' agreements.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


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

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from the FERC with respect to that portion of the refund associated with (i) nonrecoupable royalties, (ii) nonrecoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through December 31, 2003, the Company has settled $21.6 million of the original claim amounts. As of December 31, 2003 and 2002, the Company had on deposit $10.7 million and $10.6 million, respectively, including accrued interest, in an escrow account and had corresponding obligations for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets. On December 1, 2003, an administrative law judge issued a Partial Initial Decision denying the Company's request to allow any waiver or set-off from the refunds and stating that the Company must pay the FERC interest rate on the refund claims instead of the escrow interest rate. The Company has accrued an additional $1.5 million obligation for the difference between the escrow interest rate and the FERC interest rate, although the Company intends to vigorously appeal the decision. The Company believes that the accrued obligations will be sufficient to resolve the remaining claims.

     Lease agreements. The Company leases offshore production facilities, equipment and office facilities under noncancellable operating leases. Rental expenses associated with these operating leases for the years ended December 31, 2003, 2002 and 2001 were approximately $15.5 million, $6.7 million and $6.6 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 2003 are as follows (in thousands):

       2004..................................................    $  35,515
       2005..................................................    $  43,442
       2006..................................................    $  38,227
       2007..................................................    $  27,612
       2008..................................................    $  17,338
       Thereafter............................................    $  24,174

     Drilling commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future. The Company also enters into agreements to secure drilling rig services which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which well capital is expended or rig services are provided.

     Transportation agreements. The Company's wholly-owned Canadian subsidiary is a party to pipeline transportation service agreements, with remaining terms of approximately 12 years, whereby it has committed to transport a specified volume of gas each year from Canada to a point in Chicago. Such gas volumes are comprised of a significant portion of the Company's Canadian net production, augmented with certain volumes purchased at market prices in Canada. The

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


committed volumes to be transported under the pipeline transportation service agreements are approximately 78 MMcf of gas per day during 2004 and decline to approximately 75 MMcf of gas per day by the end of the commitment term. The net gas marketing gains or losses resulting from purchasing third party gas in Canada and selling it in Chicago are recorded as other income or other expense in the accompanying Consolidated Statements of Operations. Associated with these agreements, the Company recognized $922 thousand, $2.6 million and $9.9 million of gas marketing losses in other expenses during the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE J.     Derivative Financial Instruments

Hedge Derivatives

     The Company utilizes derivative instruments to manage commodity price, interest rate and foreign exchange rate risks.

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During the three year period ending December 31, 2003, the Company, from time to time, entered into interest rate swap contracts to hedge a portion of the fair value of its senior notes. The terms of the interest rate swap contracts were for notional amounts that matched the scheduled maturity of the bonds, required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic six-month LIBOR plus a weighted average margin.

     During the years ended December 31, 2003, 2002 and 2001, the Company recognized interest savings associated with its interest rate swap contracts of $29.3 million, $25.3 million and $7.3 million, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company terminated interest rate swap contracts for cash proceeds, including accrued interest, of $21.5 million, $36.3 million and $23.3 million, respectively. The proceeds attributable to the fair value of the remaining terms of the terminated contracts amounted to $18.3 million, $32.0 million and $21.2 million and are included in "Proceeds from disposition of assets" in the accompanying Consolidated Statements of Cash Flows during the years ended December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003 and 2002, the Company was not a party to any fair value hedges.

     As of December 31, 2003, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $27.4 million of incremental carrying value attributable to the unamortized net deferred hedge gains realized from terminated fair value hedge interest rate swap contracts. The amortization of these net deferred hedge gains reduced the Company's reported interest expense by $26.1 million, $14.1 million and $2.8 million during the years ended December 31, 2003, 2002 and 2001, respectively.

     The following table sets forth the scheduled amortization of net deferred hedge gains and losses on terminated fair value hedges as of December 31, 2003 that will be recognized as increases in the case of losses, or decreases in the case of gains, to the Company's future interest expense:

                                              First     Second      Third     Fourth      Yearly
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                                (in thousands)
      2004 net hedge gain amortization..     $ 7,308    $ 6,116    $ 5,489    $ 4,555    $ 23,468
      2005 net hedge gain amortization..     $ 4,264    $ 2,816    $ 2,313    $ 1,575      10,968
      Remaining net losses to be
        amortized through 2010..........                                                   (7,062)
                                                                                          -------
                                                                                         $ 27,374
                                                                                          =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



     The terms of the fair value hedges described above perfectly matched the terms of the underlying senior notes. The Company did not exclude any component of the derivatives' gains or losses from the measurement of hedge effectiveness.

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company has also utilized interest rate swap contracts to reduce the effect of interest rate volatility on the Company's variable rate line of credit indebtedness and forward currency exchange contracts to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

     Oil prices. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of December 31, 2003:

                                                                                    Yearly
                                      First     Second      Third     Fourth      Outstanding
                                     Quarter    Quarter    Quarter    Quarter       Average
                                     -------    -------    -------    -------     -----------
  Daily oil production:
      2004 - Swap Contracts
        Volume (Bbl).............     24,000     24,000     14,000     14,000        18,973
        Price per Bbl............    $ 26.59    $ 26.51    $ 24.65    $ 24.65       $ 25.84

      2005 - Swap Contracts
        Volume (Bbl).............     17,000     17,000     17,000     17,000        17,000
        Price per Bbl............    $ 24.93    $ 24.93    $ 24.93    $ 24.93       $ 24.93

      2006 - Swap Contracts
        Volume (Bbl).............      5,000      5,000      5,000      5,000         5,000
        Price per Bbl............    $ 26.19    $ 26.19    $ 26.19    $ 26.19       $ 26.19

      2007 - Swap Contracts
        Volume (Bbl).............      1,000      1,000      1,000      1,000         1,000
        Price per Bbl............    $ 26.00    $ 26.00    $ 26.00    $ 26.00       $ 26.00

      2008 - Swap Contracts
        Volume (Bbl).............      5,000      5,000      5,000      5,000         5,000
        Price per Bbl............    $ 26.09    $ 26.09    $ 26.09    $ 26.09       $ 26.09

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the years ended December 31, 2003, 2002 and 2001:

                                                                 Year Ended December 31,
                                                              -----------------------------
                                                                2003       2002       2001
                                                              -------    -------    -------
     Average price reported per Bbl........................   $ 25.59    $ 22.89    $ 24.12
     Average price realized per Bbl........................   $ 28.80    $ 22.95    $ 23.88
     Addition (reduction) to oil revenue (in millions).....   $ (41.3)   $   (.8)   $   3.0


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



     Natural gas liquids prices. During the years ended December 31, 2003, 2002 and 2001, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at December 31, 2003.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold, or based on NYMEX prices if NYMEX prices are highly correlated with the index price, in order to mitigate the basis risk between NYMEX prices and actual index prices. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of December 31, 2003:

                                                                                          Yearly
                                         First      Second       Third      Fourth      Outstanding
                                        Quarter     Quarter     Quarter     Quarter       Average
                                        --------    --------    --------    --------    ------------
Daily gas production:
   2004 - Swap Contracts
     Volume (Mcf)....................    295,934     280,000     280,000     280,000       283,962
     Index price per MMBtu...........   $   4.27    $   4.11    $   4.11    $   4.11      $   4.16

   2005 - Swap Contracts
     Volume (Mcf)....................     60,000      60,000      60,000      60,000        60,000
     Index price per MMBtu...........   $   4.24    $   4.24    $   4.24    $   4.24      $   4.24

   2006 - Swap Contracts
     Volume (Mcf)....................     70,000      70,000      70,000      70,000        70,000
     Index price per MMBtu...........   $   4.16    $   4.16    $   4.16    $   4.16      $   4.16

   2007 - Swap Contracts
     Volume (Mcf)....................     20,000      20,000      20,000      20,000        20,000
     Index price per MMBtu...........   $   3.51    $   3.51    $   3.51    $   3.51      $   3.51

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing and shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue:

                                                                Year Ended December 31,
                                                              --------------------------
                                                               2003      2002      2001
                                                              ------    ------    ------
     Average price reported per Mcf.......................    $ 3.81    $ 2.49    $ 3.23
     Average price realized per Mcf.......................    $ 4.17    $ 2.38    $ 3.20
     Addition (reduction) to gas revenue (in millions)....    $(76.1)   $ 13.6    $  3.0

     Hedge ineffectiveness and excluded items. During the years ended December 31, 2003, 2002 and 2001, the Company recognized other expense of $2.8 million, $1.7 million and $9.1 million, respectively, related to the ineffective portions of its cash flow hedging instruments. Additionally, based on SFAS 133 interpretive guidance that was in effect prior to April 2001, the Company excluded from the measurement of hedge effectiveness changes in the time and volatility value components of collar contracts designated as cash flow hedges. Associated therewith, the Company recorded other expense of $2.4 million during the three month period ended March 31, 2001. In April 2001, the Company discontinued the exclusion of time value and volatility from the measurement of hedge effectiveness.

     Accumulated other comprehensive income (loss) - net deferred hedge gains (losses), net of tax. As of December 31, 2003 and 2002, AOCI - net deferred hedge gains (losses), net of tax represented net deferred losses of $104.1

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


million and net deferred gains of $9.6 million, respectively. The AOCI - net deferred hedge gains (losses), net of tax balance as of December 31, 2003 was comprised of $200.6 million of net deferred hedge losses on the effective portions of open commodity cash flow hedges, $45.1 million of net deferred gains on terminated cash flow hedges and $51.4 million of associated net deferred tax benefits. The AOCI - net deferred hedge gains (losses), net of tax balance as of December 31, 2002 was comprised of $108.1 million of net deferred hedge losses on the effective portions of open commodity cash flow hedges, $117.4 million of net deferred gains on terminated cash flow hedges and $.3 million of associated net deferred tax benefits. The decrease in AOCI - net deferred hedge gains (losses), net of tax during the year ended December 31, 2003 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge agreements and the reclassification of net deferred hedge gains to net income as derivatives matured by their terms, partially offset by a $51.1 million increase in associated deferred income tax benefits (see Note P for information regarding the Company's United States deferred tax valuation allowance). The net deferred hedge gains and losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred gains and losses on terminated cash flow hedges are fixed.

     During the twelve month period ending December 31, 2004, the Company expects to reclassify $151.9 million of net deferred losses associated with open cash flow hedges and $43.9 million of net deferred gains on terminated cash flow hedges from AOCI - net deferred hedge gains (losses), net of tax to oil and gas revenue. The Company also expects to reclassify approximately $39.6 million of deferred income tax benefits during the twelve months ended December 31, 2004 from AOCI-net deferred hedge gains (losses), net of tax to income tax benefit (provision).

     The following table sets forth the scheduled reclassifications of net deferred hedge gains on terminated cash flow hedges as of December 31, 2003, that will be recognized in the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth      Yearly
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                                (in thousands)
      2004 net deferred hedge gains.....     $10,978    $10,932    $11,001    $10,954    $ 43,865
      2005 net deferred hedge gains.....     $   307    $   310    $   315    $   317       1,249
                                                                                          -------
                                                                                         $ 45,114
                                                                                          =======

Non-hedge Derivatives

     Btu swap contracts. The Company is a party to Btu swap contracts that mature at the end of 2004. The Btu swap contracts do not qualify for hedge accounting treatment. The Company recorded mark-to-market adjustments to decrease the carrying value of the Btu swap liability by $.7 million during the year ended December 31, 2001. During the year ended December 31, 2001, the Company entered into offsetting Btu swap contracts that fixed the Company's remaining obligations associated with the Btu swap contracts. The remaining undiscounted future settlement obligations of the Company under the Btu swap contracts are $7.2 million for 2004.

NOTE K.     Major Customers and Derivative Counterparties

     Sales to major customers. The Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

     The following customers individually accounted for 10 percent or more of the consolidated oil, NGL and gas revenues of the Company during one or more of the years ended December 31, 2003, 2002 and 2001:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

                                                   Percentage of Consolidated
                                                    Oil, NGL and Gas Revenues
                                                  ----------------------------
                                                   2003       2002       2001
                                                  ------     ------     ------
       Williams Energy Services................     16          7         11
       Anadarko Petroleum Corporation..........      4          7         10

     At  December  31,  2003,  the amount  receivable  from  Anadarko  Petroleum
Corporation was $1.5 million which is included in the caption "Accounts receivable - trade, net" in the accompanying Consolidated Balance Sheet. The Company had no accounts receivable - trade, net from Williams Energy Services at December 31, 2003.

     Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures. As of December 31, 2003 and 2002, the Company had $7.6 million of derivative assets for which Enron North America Corp was the Company's counterparty. Associated therewith, the Company recognized bad debt expense of $.4 million and $6.0 million as components of other expense in the accompanying Consolidated Statements of Operations during the years ended December 31, 2002 and 2001, respectively.

NOTE L.     Asset Retirement Obligations

     As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the year ended December 31, 2003 and in accordance with the provisions of SFAS 19 during the years ended December 31, 2002 and 2001:

                                                               Year Ended December 31,
                                                          ---------------------------------
                                                            2003        2002        2001
                                                          --------    --------    ---------
                                                                   (in thousands)
     Beginning asset retirement obligations...........    $ 34,692    $ 39,461    $  41,983
        Cumulative effect adjustment..................      23,393         -            -
        New wells placed on production and
           changes in estimates.......................      46,664         293          -
        Acquisition liabilities assumed...............       1,791         -            981
        Liabilities settled...........................      (8,069)     (6,832)      (3,287)
        Accretion expense.............................       5,040       2,562        2,590
        Currency translation..........................       1,525        (792)      (2,806)
                                                           -------     -------     --------
     Ending asset retirement obligations .............    $105,036    $ 34,692    $  39,461
                                                           =======     =======     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE M.     Interest and Other Income

     The following table provides the components of the Company's interest and other income during the years ended December 31, 2003, 2002 and 2001:

                                                                  Year Ended December 31,
                                                              --------------------------------
                                                                2003        2002        2001
                                                              --------    --------    --------
                                                                      (in thousands)
     Kansas ad valorem escrow adjustments (see Note I).....   $    -      $  3,500    $  1,100
     Retirement obligation revaluations....................      4,410         -           -
     Excise tax income.....................................      2,369       2,398       4,126
     Production payment income.............................        -           -         5,552
     Interest income.......................................        981         642       2,128
     Seismic data sales....................................        424          87       1,841
     Foreign exchange gains................................        657         142         223
     Other income..........................................      3,451       4,453       6,808
                                                               -------     -------     -------
          Total interest and other income..................   $ 12,292    $ 11,222    $ 21,778
                                                               =======     =======     =======

NOTE N.     Asset Divestitures

     During the years ended December 31, 2003, 2002 and 2001, the Company completed asset divestitures for net proceeds of $35.7 million, $118.9 million and $113.5 million, respectively. Associated therewith, the Company recorded gains on disposition of assets of $1.3 million, $4.4 million and $7.7 million during the years ended December 31, 2003, 2002 and 2001, respectively.

     Hedge derivative divestitures. During the years ended December 31, 2003, 2002 and 2001, the Company terminated, prior to their scheduled maturity, hedge derivatives for cash sales proceeds of $18.3 million, $91.3 million and $85.4 million, respectively. Net gains from these divestitures were deferred and are being amortized over the original contract lives of the terminated derivatives as reductions to interest expense or increases to oil and gas revenues. See Note J for more information regarding deferred gains on terminated hedge derivatives.

     Available for sale securities divestitures. During the year ended December 31, 2001, the Company sold its remaining 613,250 shares of common stock of an unaffiliated entity for $12.7 million of cash proceeds and recognized an associated gain on disposition of assets of $8.1 million.

     Other United States divestitures. During the year ended December 31, 2003, the Company received $15.2 million of cash proceeds from the sale of unproved property interests and $.9 million of cash proceeds from the sale of other U.S. corporate assets. Associated with these divestitures, the Company recorded $1.5 million of net gains. During the year ended December 31, 2002, the Company received $20.9 million of proceeds from the cash settlement of a gas balancing receivable, $4.7 million from the sale of certain gas properties located in Oklahoma and $1.8 million from the sale of other corporate assets. Associated with these divestitures, the Company recorded net gains of $4.2 million.

     Other international divestitures. During the year ended December 31, 2001, the Company received $12.0 million of proceeds from the sale of certain oil properties in Canada and $.4 million of proceeds from the sale of other international assets. Associated with these transactions, the Company recognized a net loss of $.8 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE O.     Other Expense

     The following table provides the components of the Company's other expense during the years ended December 31, 2003, 2002 and 2001:

                                                                      Years Ended December 31,
                                                                  --------------------------------
                                                                    2003        2002        2001
                                                                  --------    --------    --------
                                                                           (in thousands)
     Derivative ineffectiveness and mark-to-market
        provisions (see Note J)................................   $  2,831    $  1,664    $ 11,458
     Gas marketing losses (see Note I).........................        922       2,556       9,850
     Foreign currency remeasurement and exchange losses (a)....      2,672       7,623       8,474
     Bad debt expense (see Note K).............................        354         129       6,152
     Loss on early extinguishment of debt (see Note E).........      1,457      22,346       3,753
     Kansas ad valorem escrow adjustments (see Note I).........      1,776         -           -
     Argentine personal asset tax..............................      1,996         -           -
     Other charges.............................................      9,312       5,284       3,654
                                                                   -------     -------     -------
          Total other expense..................................   $ 21,320    $ 39,602    $ 43,341
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

NOTE P.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state and foreign taxing authorities. Current and estimated tax payments of $5.3 million, $2.3 million and $11.7 million were made during the years ended December 31, 2003, 2002 and 2001, respectively.

     From 1998 until 2003, the Company maintained a valuation allowance against a portion of its deferred tax asset position in the United States. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. In the third quarter of 2003 and as of December 31, 2003, the Company has concluded that it is more likely than not that it will realize its gross deferred tax asset position in the United States after giving consideration to the following specific facts:

o Over the past several years, the Company has been steadily improving its portfolio of assets, including significant proved reserve discoveries and follow-up development projects that have recently started to produce. Specifically, Pioneer completed development activities and began production operations on its Canyon Express gas project in September 2002 and on its Company-operated Falcon field gas project in March 2003. The production performance to-date and the reservoir data that has been accumulated on these projects provide assurance that these projects will recover the reserves as predicted.

o During 2003, the Company announced additional Falcon area discoveries in the Harrier, Tomahawk and Raptor fields and during January 2004, the Harrier development project was completed and began production operations. The Company expects first production from the Tomahawk and Raptor fields in

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     mid-2004. The Company also expects to complete its other significant Gulf of Mexico development project, Devils Tower, in mid-2004.

o Commodity market supply and demand fundamentals continued to stabilize during the third and fourth quarters of 2003 as evidenced by quoted futures prices that suggest that North American gas prices will remain relatively flat over the next five years and that worldwide oil prices may decline modestly over that time span compared to relatively high current levels for each commodity.

o The Company's future revenues are further protected against price declines through its significant hedging program. The Company has hedged portions of its oil price risk through 2008 and portions of its gas price risk through 2007. See Note J for information regarding the Company's hedge positions.

o The Company generated record pretax income for the third quarter of 2003 and net income in each of the years ended December 31, 2003, 2002, 2001 and 2000. The Company also generated taxable income during 2003, including the deduction of 100 percent of its intangible drilling costs. The Company believes that these trends will continue for the foreseeable future.

o The Company performed various economic evaluations in the third quarter of 2003 to determine if the Company would be able to realize all of its deferred tax assets, including its net operating loss carryforwards, prior to any expiration. These evaluations were based on the Company's reserve projections of existing producing properties and recent discoveries being developed. These evaluations employed varying price assumptions, some of which included a significant reduction in commodity prices, and factored in limitations on the use of the Company's net operating loss carryforwards. The evaluations did not include assumptions of increases in proved reserves through future exploration or acquisitions. The evaluations indicated that the deferred tax assets are realizable in the future.

     Accordingly, during the third quarter of 2003, the Company reversed its remaining valuation allowance in the United States, resulting in the recognition of a deferred tax benefit of $104.7 million. For 2003 in total, the Company reversed $197.7 million of United States valuation allowances resulting in a net deferred tax benefit for the year. Further, the third quarter reversal of the allowance increased stockholders' equity by $32.6 million as the Company recognized the tax effects of previous stock option exercises and deferred hedging gains and losses in other comprehensive income.

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to reestablish a United States deferred tax asset valuation allowance in a future period. As of December 31, 2003, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to foreign tax jurisdictions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     During the years ended  December 31,  2003,  2002 and 2001,  the  Company's
income  tax  provision   (benefit)  and  amounts   separately   allocated   were
attributable to the following items:

                                                                       Year Ended December 31,
                                                                 -----------------------------------
                                                                    2003          2002       2001
                                                                 ----------    ---------   ---------
                                                                            (in thousands)
     Income before cumulative effect of change in
       accounting principle...................................   $  (64,403)   $   5,063   $   4,016
     Cumulative effect of change in accounting principle......        1,312          -           -
     Changes in stockholders' equity:
       Net deferred hedge gains and losses....................      (51,064)      (2,561)      2,293
       Tax benefits related to stock-based compensation.......      (14,666)         -           -
       Translation adjustment.................................         (324)         (20)       (121)
                                                                  ---------     --------    --------
                                                                 $ (129,145)   $   2,482   $   6,188
                                                                  =========     ========    ========

     Income tax provision (benefit) attributable to income before cumulative effect of change in accounting principle consists of the following:

                                                        Year Ended December 31,
                                                   ---------------------------------
                                                      2003       2002        2001
                                                   ---------   ---------   ---------
                                                             (in thousands)
     Current:
       U.S. federal............................    $     100   $     -     $     -
       U.S. state and local....................          -           209       1,080
       Foreign.................................       11,085       2,066      10,585
                                                    --------    --------    --------
                                                      11,185       2,275      11,665
                                                    --------    --------    --------
     Deferred:
       U.S. federal............................      (69,020)        -           -
       U.S. state and local....................       (7,291)        -           -
       Foreign.................................          723       2,788      (7,649)
                                                    --------    --------    --------
                                                     (75,588)      2,788      (7,649)
                                                    --------    --------    --------
                                                   $ (64,403)  $   5,063   $   4,016
                                                    ========    ========    ========

     Income before income taxes and cumulative effect of change in accounting principle consists of the following:

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                    2003         2002       2001
                                                                  ---------   ---------   ---------
                                                                           (in thousands)
     Income before income taxes and cumulative effect of
      change in accounting principle:
       U.S. federal...........................................    $ 335,170   $  36,475   $ 136,292
       Foreign................................................       (4,394)     (4,699)    (32,280)
                                                                   --------    --------    --------
                                                                  $ 330,776   $  31,776   $ 104,012
                                                                   ========    ========    ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


     Reconciliations of the United States federal statutory tax rate to the Company's effective tax rate for income before cumulative effect of change in accounting principle are as follows:

                                                            2003      2002       2001
                                                          -------    ------    -------
     U.S. federal statutory tax rate...................      35.0       35.0      35.0
     U.S. valuation allowance reversal.................     (59.8)     (44.1)    (38.5)
     Foreign valuation allowances (a)..................      13.1       28.2      11.2
     Rate differential on foreign operations...........       (.9)       (.5)     (3.3)
     Argentine inflation adjustment (a)................     (12.4)       -         -
     Other.............................................       5.5       (2.7)      (.6)
                                                          -------    -------   -------
     Consolidated effective tax rate...................     (19.5)      15.9       3.8
                                                          =======    =======   =======

-----------
(a) The Company has applied an inflation adjustment to its 2002 Argentine income tax return based on developing case law. The Company believes that it is more likely than not that the adjustment will be denied by the Argentine taxing authorities and has provided a $40.8 million valuation allowance against this tax benefit.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                           December 31,
                                                                     -----------------------
                                                                        2003         2002
                                                                     ---------     ---------
                                                                          (in thousands)
Deferred tax assets:
  Net operating loss carryforwards..............................     $ 300,296     $ 299,495
  Alternative minimum tax credit carryforwards..................         1,457         1,565
  Net deferred hedge gains and losses...........................        56,842        41,544
  Asset retirement obligations..................................        29,040        12,402
  Other.........................................................        92,561        89,948
                                                                      --------      --------
    Total deferred tax assets...................................       480,196       444,954
  Valuation allowances..........................................       (94,910)     (277,217)
                                                                      --------      --------
    Net deferred tax assets.....................................       385,286       167,737
                                                                      --------      --------
Deferred tax liabilities:
  Oil and gas properties, principally due to differences
    in basis, depletion and the deduction of intangible
    drilling costs for tax purposes.............................       161,532        80,364
  Other.........................................................         3,017         5,393
                                                                      --------      --------
    Total deferred tax liabilities..............................       164,549        85,757
                                                                      --------      --------
    Net deferred tax asset......................................     $ 220,737     $  81,980
                                                                      ========      ========

     At December 31, 2003, the Company had NOLs for United States, Argentine, Canadian, Gabonese, South African and Tunisian income tax purposes of $746.6 million, $3.9 million, $26.3 million, $17.0 million, $47.7 million and $9.0 million, respectively, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, at December 31, 2003, the Company has alternative minimum tax net operating loss carryforwards ("AMT NOLs") in the United States of $653.0 million, which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

                                U.S.                                                South
                        ---------------------   Argentina    Canada      Gabon      Africa     Tunisia
Expiration Date            NOL       AMT NOL        NOL        NOL        NOL         NOL        NOL
---------------         --------    ---------    --------   --------   ---------   --------    -------
                                                          (in thousands)
December 31, 2005....   $    -      $     -      $    -     $ 19,288   $     -     $    -      $   -
December 31, 2006....     33,011       27,133         -        7,048         -          -          -
December 31, 2007....    181,049      156,447       3,928        -           -          -          -
December 31, 2008....    102,271      106,558         -          -           -          -          -
December 31, 2009....     37,974       21,551         -          -           -          -          -
December 31, 2010....     25,144       15,253         -          -           -          -          -
December 31, 2012....     68,334       58,723         -          -           -          -          -
December 31, 2018....    127,970       98,604         -          -           -          -          -
December 31, 2019....    142,518      141,355         -          -           -          -          -
December 31, 2020....     14,387       13,449         -          -           -          -          -
December 31, 2021....     13,895       13,895         -          -           -          -          -
Indefinite...........        -            -           -          -        17,036     47,704      8,980
                         -------     --------     -------    -------    --------    -------     ------
                        $746,553    $ 652,968    $  3,928   $ 26,336   $  17,036   $ 47,704    $ 8,980
                         =======     ========     =======    =======    ========    =======     ======

     The Company believes $140.0 million of the U.S. NOLs and AMT NOLs are subject to Section 382 of the Internal Revenue Code and are limited in each taxable year to approximately $20.0 million.

NOTE Q. Income Per Share Before Cumulative Effect of Change in Accounting Principle

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

     The following table is a reconciliation of the basic and diluted weighted average common shares outstanding for the years ended December 31, 2003, 2002 and 2001:

                                                               Year Ended December 31,
                                                           --------------------------------
                                                             2003        2002        2001
                                                           --------    --------    --------
                                                                    (in thousands)
     Weighted average common shares outstanding:
       Basic............................................    117,185     112,542      98,529
       Dilutive common stock options (a)................      1,112       1,725       1,185
       Restricted stock awards..........................        216          21         -
                                                           --------    --------    --------
       Diluted..........................................    118,513     114,288      99,714
                                                           ========    ========    ========

---------------
(a) Common stock options to purchase 976,506 shares, 1,925,743 shares and 3,595,880 shares of common stock were outstanding but not included in the computations of diluted net income per share for the years ended December 31, 2003, 2002 and 2001, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


NOTE R.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina and Canada. Other foreign is primarily comprised of operations in Gabon, South Africa and Tunisia.

     The following table provides the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", as well as results of operations of oil and gas producing activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" as of and for the years ended December 31, 2003, 2002 and 2001. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues, expenses, additions to properties, plants and equipment and assets that are not routinely included in the earnings measures or attributes internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


                                               United                              Other     Headquarters   Consolidated
                                               States     Argentina    Canada     Foreign      and Other        Total
                                            -----------   ---------   --------   ---------   ------------   ------------
                                                                        (in thousands)
Year Ended December 31, 2003:
   Oil and gas revenues...................  $ 1,097,365   $ 111,315   $ 68,624    $ 21,343    $      -       $1,298,647
   Interest and other.....................          -           -          -           -          12,292         12,292
   Gain (loss) on disposition of
     assets, net..........................        1,458         -            1         -            (203)         1,256
                                             ----------    --------     ------     -------     ---------      ---------
                                              1,098,823     111,315     68,625      21,343        12,089      1,312,195
                                             ----------    --------    -------     -------     ---------      ---------
   Oil and gas production.................      237,484      26,110     13,045       2,887           -          279,526
   Depletion, depreciation and
     amortization.........................      298,005      46,518     28,991       7,729         9,597        390,840
   Exploration and abandonments...........       72,732      18,076     17,691      24,261           -          132,760
   General and administrative.............          -           -          -           -          60,545         60,545
   Accretion of discount on asset
     retirement obligations...............          -           -          -           -           5,040          5,040
   Interest...............................          -           -          -           -          91,388         91,388
   Other..................................          -           -          -           -          21,320         21,320
                                             ----------    --------    -------     -------     ---------      ---------
                                                608,221      90,704     59,727      34,877       187,890        981,419
                                             ----------    --------    -------     -------     ---------      ---------
   Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle.................      490,602      20,611      8,898     (13,534)     (175,801)       330,776
   Income tax benefit (provision).........     (179,070)     (7,214)    (3,426)      4,738       249,375         64,403
                                             ----------    --------    -------     -------     ---------      ---------
   Income (loss) before cumulative effect
     of change in accounting principle....  $   311,532   $  13,397   $  5,472    $ (8,796)   $   73,574     $  395,179
                                             ==========    ========    =======     =======     =========      =========
   Cost incurred for long-lived assets....  $   563,013   $  52,138   $ 53,030    $ 54,819    $      -       $  723,000
                                             ==========    ========    =======     =======     =========      =========

   Segment assets (as of December 31,
     2003)................................  $ 2,631,240   $ 689,781   $224,925    $159,747    $  245,879     $3,951,572
                                             ==========    ========    =======     =======     =========      =========

Year Ended December 31, 2002:
   Oil and gas revenues...................  $   573,289   $  77,615   $ 50,876    $    -      $      -       $  701,780
   Interest and other.....................          -           -          -           -          11,222         11,222
   Gain (loss) on disposition of
     assets, net..........................        3,248          (3)       995         -             192          4,432
                                             ----------    --------    -------     -------     ---------      ---------
                                                576,537      77,612     51,871         -          11,414        717,434
                                             ----------    --------    -------     -------     ---------      ---------
   Oil and gas production.................      174,929      13,870     10,771         -             -          199,570
   Depletion, depreciation and
     amortization.........................      140,107      39,659     27,857         -           8,752        216,375
   Exploration and abandonments...........       62,955      10,306      5,841       6,792           -           85,894
   General and administrative.............          -           -          -           -          48,402         48,402
   Interest...............................          -           -          -           -          95,815         95,815
   Other..................................          -           -          -           -          39,602         39,602
                                             ----------    --------    -------     -------     ---------      ---------
                                                377,991      63,835     44,469       6,792       192,571        685,658
                                             ----------    --------    -------     -------     ---------      ---------
   Income (loss) before income taxes......      198,546      13,777      7,402      (6,792)     (181,157)        31,776
   Income tax benefit (provision).........      (69,491)     (4,822)    (3,118)      2,377        69,991         (5,063)
                                             ----------    --------    -------     -------     ---------      ---------
   Net income (loss)......................  $   129,055   $   8,955   $  4,284    $ (4,415)   $ (111,166)    $   26,713
                                             ==========    ========    =======     =======     =========      =========
   Cost incurred for long-lived assets....  $   533,560   $  35,121   $ 33,506    $ 70,268    $      -       $  672,455
                                             ==========    ========    =======     =======     =========      =========

   Segment assets (as of December 31,
     2002)................................  $ 2,375,505   $ 680,063   $176,110    $118,070    $  105,368     $3,455,116
                                             ==========    ========    =======     =======     =========      =========

Year Ended December 31, 2001:
   Oil and gas revenues...................  $   649,635   $ 130,241   $ 67,146    $    -      $      -       $  847,022
   Interest and other.....................          -           -          -           -          21,778         21,778
   Gain (loss) on disposition of
     assets, net..........................          224         -       (1,339)        -           8,796          7,681
                                             ----------    --------    -------     -------     ---------      ---------
                                                649,859     130,241     65,807         -          30,574        876,481
                                             ----------    --------    -------     -------     ---------      ---------
   Oil and gas production.................      170,578      26,614     12,472         -             -          209,664
   Depletion, depreciation and
     amortization.........................      128,477      51,391     28,868         -          13,896        222,632
   Exploration and abandonments...........       70,049      23,857      9,882      24,118           -          127,906
   General and administrative.............          -           -          -           -          36,968         36,968
   Interest...............................          -           -          -           -         131,958        131,958
   Other..................................          -           -          -           -          43,341         43,341
                                             ----------    --------    -------     -------     ---------      ---------
                                                369,104     101,862     51,222      24,118       226,163        772,469
                                             ----------    --------    -------     -------     ---------      ---------
   Income (loss) before income taxes......      280,755      28,379     14,585     (24,118)     (195,589)       104,012
   Income tax benefit (provision).........      (98,264)     (9,933)    (6,216)      8,441       101,956         (4,016)
                                             ----------    --------    -------     -------     ---------      ---------
   Net income (loss)......................  $   182,491   $  18,446   $  8,369    $(15,677)   $  (93,633)    $   99,996
                                             ==========    ========    =======     =======     =========      =========
   Cost incurred for long-lived assets....  $   454,229   $  98,311   $ 36,048    $ 57,972    $      -       $  646,560
                                             ==========    ========    =======     =======     =========      =========
   Segment assets (as of December 31,
     2001)................................  $ 2,212,540   $ 710,702   $187,841    $ 53,314    $  106,656     $3,271,053
                                             ==========    ========    =======     =======     =========      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001



NOTE S.     Pioneer USA

     Pioneer USA is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company (see Note E above). In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets as of December 31, 2003 and 2002, and Consolidating Statements of Operations and Comprehensive Income (Loss) and Consolidating Condensed Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 present financial information for Pioneer Natural Resources Company as the Parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2003
                                 (in thousands)

                                                                           Non-
                                                            Pioneer     Guarantor                   Consolidated
                                               Parent         USA      Subsidiaries   Eliminations      Total
                                            -----------   ----------   ------------   ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents...............  $       369   $     4,225   $   14,705    $       -      $    19,299
  Other current assets, net...............    1,654,575    (1,354,256)    (114,503)           -          185,816
                                             ----------    ----------    ---------     ----------     ----------
      Total current assets................    1,654,944    (1,350,031)     (99,798)           -          205,115
                                             ----------    ----------    ---------     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
    Proved properties.....................          -       3,508,365    1,475,193            -        4,983,558
    Unproved properties...................          -          25,460      154,365            -          179,825
  Accumulated depletion, depreciation and
    amortization..........................          -      (1,208,700)    (467,436)           -       (1,676,136)
                                             ----------    ----------    ---------     ----------     ----------
      Total property, plant and equipment           -       2,325,125    1,162,122            -        3,487,247
                                             ----------    ----------    ----------    ----------     ----------
Deferred income taxes.....................      190,492           -          1,852            -          192,344
Other property and equipment, net.........          -          23,890        4,190            -           28,080
Other assets, net.........................       14,836        17,076        6,874            -           38,786
Investment in subsidiaries................    1,604,534       167,515          -       (1,772,049)           -
                                             ----------    ----------    ---------     ----------     ----------
                                            $ 3,464,806   $ 1,183,575   $1,075,240    $(1,772,049)   $ 3,951,572
                                             ==========    ==========    =========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.......................  $    29,978   $   347,720   $   52,054    $       -      $   429,752
Long-term debt............................    1,555,461           -            -              -        1,555,461
Other liabilities.........................          -         226,055      (31,589)           -          194,466
Deferred income taxes.....................          -             -         12,121            -           12,121
Stockholders' equity......................    1,879,367       609,800    1,042,654     (1,772,049)     1,759,772
Commitments and contingencies.............
                                             ----------    ----------    ---------     ----------     ----------
                                            $ 3,464,806   $ 1,183,575   $1,075,240    $(1,772,049)   $ 3,951,572
                                             ==========    ==========    =========     ==========     ==========


                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2002
                                 (in thousands)

                                                                           Non-
                                                            Pioneer     Guarantor                   Consolidated
                                               Parent         USA      Subsidiaries   Eliminations      Total
                                            -----------   ----------   ------------   ------------   -----------
ASSETS
Current assets:
  Cash and cash equivalents...............  $         6   $     1,783   $    6,701    $       -      $     8,490
  Other current assets, net...............    1,727,828    (1,480,657)    (108,568)           -          138,603
                                             ----------    ----------    ---------     ----------     ----------
    Total current assets..................    1,727,834    (1,478,874)    (101,867)           -          147,093
                                             ----------    ----------    ---------     ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
    Proved properties.....................          -       3,024,845    1,228,052            -        4,252,897
    Unproved properties...................          -          43,969      175,104            -          219,073
  Accumulated depletion, depreciation and
    amortization  ........................          -        (947,091)    (356,450)           -       (1,303,541)
                                             ----------    ----------    ---------     ----------     ----------
      Total property, plant and equipment           -       2,121,723    1,046,706            -        3,168,429
                                             ----------    ----------    ---------     ----------     ----------
Deferred income taxes.....................       75,311           -          1,529            -           76,840
Other property and equipment, net.........          -          19,000        3,784            -           22,784
Other assets, net.........................       16,067        14,231        9,672            -           39,970
Investment in subsidiaries................    1,247,042       136,159          -       (1,383,201)           -
                                             ----------    ----------    ---------     ----------     ----------
                                            $ 3,066,254   $   812,239   $  959,824    $(1,383,201)   $ 3,455,116
                                             ==========    ==========    =========     ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.......................  $    30,785   $   216,065   $   27,742    $       -      $   274,592
Long-term debt............................    1,668,536           -            -              -        1,668,536
Other liabilities.........................          -         147,970      (19,639)           -          128,331
Deferred income taxes.....................          -             -          8,760            -            8,760
Stockholders' equity......................    1,366,933       448,204      942,961     (1,383,201)     1,374,897
Commitments and contingencies.............
                                             ----------    ----------    ---------     ----------     ----------
                                            $ 3,066,254   $   812,239   $  959,824    $(1,383,201)   $ 3,455,116
                                             ==========    ==========    =========     ==========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      For the Year Ended December 31, 2003
                                 (in thousands)



                                                                          Non-      Consolidated
                                                          Pioneer      Guarantor     Income Tax                   Consolidated
                                               Parent       USA       Subsidiaries   Provision     Eliminations      Total
                                            ----------   ----------   ------------   -----------   ------------   -----------
Revenues and other income:
  Oil and gas...........................    $      -     $1,008,668     $ 289,979     $      -       $     -       $1,298,647
  Interest and other....................           -          7,303         4,989            -             -           12,292
  Gain (loss) on disposition of
    assets, net.........................           -          1,403          (147)           -             -            1,256
                                             ---------    ---------      --------      ---------      --------      ---------
                                                   -      1,017,374       294,821            -             -        1,312,195
                                             ---------    ---------      --------      ---------      --------      ---------
Costs and expenses:
  Oil and gas production................           -        215,886        63,640            -             -          279,526
  Depletion, depreciation and
    amortization........................           -        293,665        97,175            -             -          390,840
  Exploration and abandonments..........           -         71,391        61,369            -             -          132,760
  General and administrative............           971       47,763        11,811            -             -           60,545
  Accretion of discount on asset
    retirement obligations..............           -          3,804         1,236            -             -            5,040
  Interest..............................        23,964       66,012         1,412            -             -           91,388
  Equity (income) loss from subsidiary..      (362,094)      17,024           -              -         345,070            -
  Other.................................         1,465        7,387        12,468            -             -           21,320
                                             ---------    ---------      --------      ---------      --------      ---------
                                              (335,694)     722,932       249,111            -         345,070        981,419
                                             ---------    ---------      --------      ---------      --------      ---------
Income before income taxes and
  cumulative effect of change in
  accounting principle..................       335,694      294,442        45,710            -        (345,070)       330,776
Income tax benefit (provision)..........           -            -         (10,495)        74,898           -           64,403
                                             ---------    ---------      --------      ---------      --------      ---------
Income before cumulative effect of
  change in accounting principle........       335,694      294,442        35,215         74,898      (345,070)       395,179
Cumulative effect of change in
  accounting principle, net of tax......           -         11,859         3,554            -             -           15,413
                                             ---------    ---------      --------      ---------      --------      ---------
Net income..............................       335,694      306,301        38,769         74,898      (345,070)       410,592
Other comprehensive income (loss):
  Net deferred hedge gains (losses),
   net of tax:
    Net deferred hedge losses...........           -       (265,142)      (17,023)           -             -         (282,165)
    Tax benefits related to net deferred
       hedge losses.....................           -            -             249         50,815           -           51,064
    Net hedge losses included in net
       income...........................           -        109,223         8,193            -             -          117,416
  Translation adjustment................           -            -          36,938            -             -           36,938
                                             ---------    ---------      --------      ---------      --------      ---------
Comprehensive income (loss).............    $  335,694   $  150,382     $  67,126     $  125,713     $(345,070)    $  333,845
                                             =========    =========      ========      =========      ========      =========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      For the Year Ended December 31, 2002
                                 (in thousands)


                                                                          Non-      Consolidated
                                                          Pioneer      Guarantor     Income Tax                   Consolidated
                                               Parent       USA       Subsidiaries   Provision     Eliminations      Total
                                            ----------   ----------   ------------   -----------   ------------   -----------
Revenues and other income:
  Oil and gas...........................    $      -     $  527,189     $ 174,591     $     -         $    -       $  701,780
  Interest and other....................           -          8,214         3,008           -              -           11,222
  Gain on disposition of assets, net....           -          3,230         1,202           -              -            4,432
                                             ---------    ---------      --------      --------        -------      ---------
                                                   -        538,633       178,801           -              -          717,434
                                             ---------    ---------      --------      --------        -------      ---------
Costs and expenses:
  Oil and gas production................           -        165,669        33,901           -              -          199,570
  Depletion, depreciation and
    amortization........................           -        139,822        76,553           -              -          216,375
  Exploration and abandonments..........           -         62,982        22,912           -              -           85,894
  General and administrative............         1,323       37,723         9,356           -              -           48,402
  Interest..............................        17,451       76,820         1,544           -              -           95,815
  Equity (income) loss from subsidiary..       (52,580)       8,374           -             -           44,206            -
  Other.................................         7,093        4,879        27,630           -              -           39,602
                                             ---------    ---------      --------      --------        -------      ---------
                                               (26,713)     496,269       171,896           -           44,206        685,658
                                             ---------    ---------      --------      --------        -------      ---------
Income before income taxes..............        26,713       42,364         6,905           -          (44,206)        31,776
Income tax provision....................           -            -          (5,063)          -              -           (5,063)
                                             ---------    ---------      --------      --------        -------      ---------
Net income..............................        26,713       42,364         1,842           -          (44,206)        26,713
Other comprehensive income (loss):
  Net deferred hedge gains (losses):
    Net deferred hedge losses...........            (4)    (156,396)      (25,228)          -              -         (181,628)
    Tax benefits related to net deferred
      hedge losses......................           -            -           2,561           -              -            2,561
    Net hedge (gains) losses included in
      net income........................           447      (10,352)       (2,519)          -              -          (12,424)
  Translation adjustment................           -            -           2,188           -              -            2,188
                                             ---------    ---------      --------      --------        -------      ---------
Comprehensive income (loss).............    $   27,156   $ (124,384)    $ (21,156)    $     -         $(44,206)    $ (162,590)
                                             =========    =========      ========      ========        =======      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


                 CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                      For the Year Ended December 31, 2001
                                 (in thousands)


                                                                          Non-      Consolidated
                                                          Pioneer      Guarantor     Income Tax                   Consolidated
                                               Parent       USA       Subsidiaries   Provision     Eliminations      Total
                                            ----------   ----------   ------------   -----------   ------------   -----------
Revenues and other income:
  Oil and gas...........................    $      -     $  626,964     $ 220,058     $     -         $     -      $  847,022
  Interest and other....................           368       14,415         6,995           -               -          21,778
  Gain (loss) on disposition of
    assets, net.........................           -          8,524          (843)          -               -           7,681
                                             ---------    ---------      --------      --------        --------     ---------
                                                   368      649,903       226,210           -               -         876,481
                                             ---------    ---------      --------      --------        --------     ---------
Costs and expenses:
  Oil and gas production................           -        168,287        41,377           -               -         209,664
  Depletion, depreciation and
    amortization........................           -        135,838        86,794           -               -         222,632
  Exploration and abandonments..........           -         73,649        54,257           -               -         127,906
  General and administrative............           804       25,476        10,688           -               -          36,968
  Interest..............................        31,261       83,473        17,224           -               -         131,958
  Equity (income) loss from subsidiary..      (135,459)       5,588           -             -           129,871           -
  Other.................................         3,753        9,247        30,341           -               -          43,341
                                             ---------    ---------      --------      --------        --------     ---------
                                               (99,641)     501,558       240,681           -           129,871       772,469
                                             ---------    ---------      --------      --------        --------     ---------
Income (loss) before income taxes.......       100,009      148,345       (14,471)          -          (129,871)      104,012
Income tax provision....................           -           (783)       (3,220)          (13)            -          (4,016)
                                             ---------    ---------      --------      --------        --------     ---------
Net income (loss).......................       100,009      147,562       (17,691)          (13)       (129,871)       99,996
Other comprehensive income (loss):
  Net deferred hedge gains (losses):
    Transition adjustment...............           -       (172,007)      (25,437)          -               -        (197,444)
    Net deferred hedge gains (losses)...          (578)     364,051        31,824           -               -         395,297
    Tax provisions related to net
      deferred hedge gains..............           -            -          (2,293)          -               -          (2,293)
    Net hedge (gains) losses included in
      net income available for sale
      securities........................           135       (8,595)       13,946           -               -           5,486
  Net unrealized gains (losses) on
   available for sale securities:
    Net unrealized available for sale
      securities holding losses.........           -            (45)          -             -               -             (45)
    Net available for sale securities
      gains included in net income......           -         (8,109)          -             -               -          (8,109)
  Translation adjustment................           -            -         (11,173)          -               -         (11,173)
                                             ---------    ---------      --------      --------        --------     ---------
Comprehensive income (loss).............    $   99,566   $  322,857     $ (10,824)    $     (13)      $(129,871)   $  281,715
                                             =========    =========      ========      ========        ========     =========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2003, 2002 and 2001


                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2003
                                 (in thousands)

                                                                                               Non-
                                                                              Pioneer       Guarantor     Consolidated
                                                                 Parent         USA        Subsidiaries       Total
                                                               ----------    ----------    ------------   ------------
Cash flows from operating activities:
  Net cash provided by operating activities................    $   59,761    $  491,890     $  212,028    $   763,679
                                                                ---------     ---------      ---------     ----------
Cash flows from investing activities:
  Proceeds from disposition of assets......................        18,267        16,749            682         35,698
  Additions to oil and gas properties......................           -        (478,280)      (209,853)      (688,133)
  Other property (additions) dispositions, net.............           -         (14,748)         4,883         (9,865)
                                                                ---------     ---------      ---------     ----------
         Net cash provided by (used in) investing
           activities......................................        18,267      (476,279)      (204,288)      (662,300)
                                                                ---------     ---------      ---------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt..........................       264,725           -              -          264,725
  Principal payments on long-term debt.....................      (370,262)          -              -         (370,262)
  Payment of other liabilities.............................           -         (13,169)          (886)       (14,055)
  Deferred loan fees.......................................        (2,799)          -              -           (2,799)
  Purchase of treasury stock...............................        (2,349)          -              -           (2,349)
  Stock options exercised and employee stock purchases.....        33,020           -              -           33,020
                                                                ---------     ---------      ---------     ----------
         Net cash used in financing activities.............       (77,665)      (13,169)          (886)       (91,720)
                                                                ---------     ---------      ---------     ----------
Net increase in cash and cash equivalents..................           363         2,442          6,854          9,659
Effect of exchange rate changes on cash and cash
  equivalents..............................................           -             -            1,150          1,150
Cash and cash equivalents, beginning of period.............             6         1,783          6,701          8,490
                                                                ---------     ---------      ---------     ----------
Cash and cash equivalents, end of period...................    $      369    $    4,225     $   14,705    $    19,299
                                                                =========     =========      =========     ==========


                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2002
                                 (in thousands)

                                                                                               Non-
                                                                              Pioneer       Guarantor     Consolidated
                                                                 Parent         USA        Subsidiaries       Total
                                                               ----------    ----------    ------------   ------------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities......    $ (327,185)   $  406,939     $  252,491    $   332,245
                                                                ---------     ---------      ---------     ----------
Cash flows from investing activities:
  Proceeds from disposition of assets......................        31,994        86,703            153        118,850
  Additions to oil and gas properties......................           -        (365,981)      (248,717)      (614,698)
  Other property (additions) dispositions, net.............           -         (13,171)           888        (12,283)
                                                                ---------     ---------      ---------     ----------
      Net cash provided by (used in) investing activities..        31,994      (292,449)      (247,676)      (508,131)
                                                                ---------     ---------      ---------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt..........................       529,805           -              -          529,805
  Principal payments on long-term debt.....................      (481,783)          -              -         (481,783)
  Common stock issuance proceeds, net of issuance costs....       236,000           -              -          236,000
  Payment of other liabilities.............................           -        (123,607)          (638)      (124,245)
  Deferred loan fees/issuance costs........................        (3,293)          -              -           (3,293)
  Stock options exercised and employee stock purchases.....        14,389           -              -           14,389
                                                                ---------     ---------      ---------     ----------
      Net cash provided by (used in) financing activities..       295,118      (123,607)          (638)       170,873
                                                                ---------     ---------      ---------     ----------
Net increase (decrease) in cash and cash equivalents.......           (73)       (9,117)         4,177         (5,013)
Effect of exchange rate changes on cash and cash
  equivalents..............................................           -             -             (831)          (831)
Cash and cash equivalents, beginning of period.............            79        10,900          3,355         14,334
                                                                ---------     ---------      ---------     ----------
Cash and cash equivalents, end of period...................    $        6    $    1,783     $    6,701    $     8,490
                                                                =========     =========      =========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                      For the Year Ended December 31, 2001
                                 (in thousands)


                                                                                               Non-
                                                                              Pioneer       Guarantor     Consolidated
                                                                 Parent         USA        Subsidiaries       Total
                                                               ----------    ----------    ------------   ------------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities......    $  (10,503)   $  307,776     $  178,327    $   475,600
                                                                ---------     ---------      ---------     ----------
Cash flows from investing activities:
  Cash acquired in acquisition, net of fees paid...........           -          11,119            -           11,119
  Proceeds from disposition of assets......................        21,170        75,816         16,467        113,453
  Additions to oil and gas properties......................           -        (336,753)      (192,970)      (529,723)
  Other property additions, net............................           -         (10,717)        (6,873)       (17,590)
                                                                ---------     ---------      ---------     ----------
      Net cash provided by (used in) investing activities..        21,170      (260,535)      (183,376)      (422,741)
                                                                ---------     ---------      ---------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt..........................       328,331           -              -          328,331
  Principal payments on long-term debt.....................      (333,410)          -              -         (333,410)
  Borrowing under (payment of) other liabilities...........           -         (54,728)         1,291        (53,437)
  Purchase of treasury stock...............................       (13,028)          -              -          (13,028)
  Stock options exercised and employee stock purchases.....         7,504           -              -            7,504
                                                                ---------     ---------      ---------     ----------
      Net cash provided by (used in) financing activities..       (10,603)      (54,728)         1,291        (64,040)
                                                                ---------     ---------      ---------     ----------
Net increase (decrease) in cash and cash equivalents.......            64        (7,487)        (3,758)       (11,181)
Effect of exchange rate changes on cash and cash
  equivalents..............................................           -             -             (644)          (644)
Cash and cash equivalents, beginning of period.............            15        18,387          7,757         26,159
                                                                ---------     ---------      ---------     ----------
Cash and cash equivalents, end of period...................    $       79    $   10,900     $    3,355    $    14,334
                                                                =========     =========      =========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001


Capitalized Costs

                                                                                  December 31,
                                                                         ----------------------------
                                                                             2003            2002
                                                                         -----------      -----------
                                                                                (in thousands)
   Oil and Gas Properties:
     Proved..........................................................    $ 4,983,558      $ 4,252,897
     Unproved........................................................        179,825          219,073
                                                                          ----------       ----------

     Capitalized costs for oil and gas properties....................      5,163,383        4,471,970
     Less accumulated depletion......................................     (1,676,136)      (1,303,541)
                                                                          -----------      -----------
     Net capitalized costs for oil and gas properties................    $ 3,487,247      $ 3,168,429
                                                                          ==========       ==========


Costs Incurred for Oil and Gas Producing Activities (a)

                                               Property
                                           Acquisition Costs                                        Total
                                        -----------------------     Exploration    Development      Costs
                                         Proved       Unproved         Costs          Costs        Incurred
                                        ---------     ---------     ----------     ------------    ---------
                                                                  (in thousands)
Year Ended December 31, 2003:
  United States......................   $ 130,876     $  12,264     $ 191,809      $ 228,064       $ 563,013
  Argentina..........................          97         1,787        24,893         25,361          52,138
  Canada.............................          63         5,028        24,899         23,040          53,030
  Africa and other...................         -             910        33,212         20,697          54,819
                                         --------      --------      --------       --------        --------
    Total costs incurred.............   $ 131,036     $  19,989     $ 274,813      $ 297,162       $ 723,000
                                         ========      ========      ========       ========        ========
Year Ended December 31, 2002:
  United States......................   $ 156,736     $  34,048     $  72,831      $ 269,945       $ 533,560
  Argentina..........................          12            51        14,530         20,528          35,121
  Canada.............................         457         2,329         9,992         20,728          33,506
  Africa and other...................         -           1,843        34,125         34,300          70,268
                                         --------      --------      --------       --------        --------
    Total costs incurred.............   $ 157,205     $  38,271     $ 131,478      $ 345,501       $ 672,455
                                         ========      ========      ========       ========        ========
Year Ended December 31, 2001:
  United States......................   $ 132,793     $  19,572     $ 129,639      $ 172,225       $ 454,229
  Argentina..........................      13,182         2,465        36,237         46,427          98,311
  Canada.............................          29            97        12,707         23,215          36,048
  Africa and other...................         706         1,960        41,446         13,860          57,972
                                         --------      --------      --------       --------        --------
    Total costs incurred.............   $ 146,710     $  24,094     $ 220,029      $ 255,727       $ 646,560
                                         ========      ========      ========       ========        ========

-------------
(a) The Company has not included asset retirement obligation accruals in the costs incurred for oil and gas producing activities presented in the table above. During the years ended December 31, 2003 and 2001, the Company accrued $46.7 million and $1.0 million of asset retirement obligations, respectively, associated with new wells and changes in estimates. The Company did not accrue any increases to asset retirement obligations during the year ended December 31, 2002. See Notes B and L for additional information regarding the Company's asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001


Results of Operations

     Information about the Company's results of operations for oil and gas producing activities by geographic operating segment is presented in Note R of the accompanying Notes to Consolidated Financial Statements.

Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves as of December 31, 2003 and 2002, which are located in the United States, Argentina, Canada, Gabon, South Africa and Tunisia, were based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. The estimates of the Company's proved oil and gas reserves as of December 31, 2001 were prepared by the Company's engineers. Reserves were estimated in accordance with guidelines established by the SEC and the Financial Accounting Standards Board, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The reserve estimates as of December 31, 2003, 2002 and 2001 utilize respective oil prices of $31.10, $29.67 and $18.88 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $20.26, $19.01 and $11.58 per Bbl, and respective gas prices of $4.23, $3.37 and $2.21 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

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

     The following table provides a rollforward of total proved reserves by geographic area and in total for the years ended December 31, 2003, 2002 and 2001, as well as proved developed reserves by geographic area and in total as of the beginning and end of each respective year:

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001


Oil and Gas Producing Activities:

                                                 2003                             2002                            2001
                                   ------------------------------   -----------------------------    -----------------------------
                                     Oil                             Oil                               Oil
                                   & NGLs        Gas                & NGLs        Gas                & NGLs       Gas
Total Proved Reserves:             (MBbls)     (MMcf)      MBOE     (MBbls)      (MMcf)     MBOE     (MBbls)     (MMcf)     MBOE
                                   --------   ---------   -------   --------   ---------   ------    -------   ---------   -------
UNITED STATES
Balance, January 1...............   337,631   1,483,971   584,960    279,146   1,474,090   524,829   266,802   1,354,327   492,523
Revisions of previous estimates..    36,823      94,759    52,616     61,529       5,983    62,525    (1,179)     41,039     5,661
Purchases of minerals-in-place...     4,422      57,124    13,942      8,634      83,361    22,528    24,943      63,113    35,462
New discoveries and extensions...       250      80,769    13,712      4,364       5,349     5,255     4,442      93,220    19,979
Production.......................   (16,375)   (162,647)  (43,483)   (16,042)    (84,812)  (30,177)  (15,862)    (77,609)  (28,796)
                                   --------   ---------   -------    -------   ---------   -------   -------   ---------   -------
Balance, December 31.............   362,751   1,553,976   621,747    337,631   1,483,971   584,960   279,146   1,474,090   524,829

ARGENTINA
Balance, January 1...............    31,532     532,081   120,211     35,669     471,150   114,193    35,843     408,282   103,890
Revisions of previous estimates..     2,027      44,064     9,372     (4,954)     47,829     3,017      (932)      4,460      (189)
Purchases of minerals-in-place...       -           -         -          -           -         -         170      31,700     5,453
New discoveries and extensions...     3,562       8,068     4,907      3,985      41,652    10,927     4,354      58,538    14,110
Production.......................    (3,652)    (34,357)   (9,378)    (3,168)    (28,550)   (7,926)   (3,766)    (31,830)   (9,071)
                                   --------   ---------   -------   --------   ---------   -------   -------   --------    -------
Balance, December 31.............    33,469     549,856   125,112     31,532     532,081   120,211    35,669     471,150   114,193

CANADA
Balance, January 1...............     2,361     119,328    22,249      2,659     132,061    24,669     4,066     132,919    26,219
Revisions of previous estimates..       344     (14,920)   (2,143)        24      (1,150)     (167)      212      15,067     2,723
New discoveries and extensions...        73       4,630       845         68       6,070     1,080        81       5,644     1,022
Production.......................      (371)    (15,209)   (2,906)      (390)    (17,653)   (3,333)     (671)    (18,426)   (3,742)
Sales of minerals-in-place.......       -           -         -          -           -         -      (1,029)     (3,143)   (1,553)
                                   --------   ---------   -------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............     2,407      93,829    18,045      2,361     119,328    22,249     2,659     132,061    24,669

AFRICA
Balance, January 1...............     9,320         -       9,320      7,685         -       7,685     5,552         -       5,552
Revisions of previous estimates..    (1,817)        -      (1,817)       790         -         790       -           -         -
Purchases of minerals-in-place...       -           -         -          -           -         -       2,133         -       2,133
New discoveries and extensions...    17,374         -      17,374        845         -         845       -           -         -
Production.......................      (723)        -        (723)       -           -         -         -           -         -
                                   --------   ---------   -------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............    24,154         -      24,154      9,320         -       9,320     7,685        -        7,685

TOTAL
Balance, January 1...............   380,844   2,135,380   736,740    325,159   2,077,301   671,376   312,263   1,895,528   628,184
Revisions of previous
  estimates (a)..................    37,377     123,903    58,028     57,389      52,662    66,165    (1,899)     60,566     8,195
Purchases of minerals-in-place...     4,422      57,124    13,942      8,634      83,361    22,528    27,246      94,813    43,048
New discoveries and extensions...    21,259      93,467    36,838      9,262      53,071    18,107     8,877     157,402    35,111
Production.......................   (21,121)   (212,213)  (56,490)   (19,600)   (131,015)  (41,436)  (20,299)   (127,865)  (41,609)
Sales of minerals-in-place.......       -           -         -          -           -         -      (1,029)     (3,143)   (1,553)
                                   --------   ---------   -------   --------   ---------   -------   -------   ---------  --------
Balance, December 31.............   422,781   2,197,661   789,058    380,844   2,135,380   736,740   325,159   2,077,301   671,376
                                   ========   =========   =======   ========   =========   =======   =======   =========  ========

Proved Developed Reserves:
  United States..................   209,948   1,067,701   387,899    196,893   1,027,750   368,184   206,922   1,081,592   387,188
  Argentina......................    22,180     402,640    89,287     28,248     341,967    85,243    22,679     345,281    80,226
  Canada.........................     2,042      90,003    17,042      2,086      94,607    17,854     2,930      80,953    16,422
                                   --------  ----------   -------   --------   ---------   -------   -------   ---------  --------
    January 1....................   234,170   1,560,344   494,228    227,227   1,464,324   471,281   232,531   1,507,826   483,836
                                   ========  ==========   =======   ========   =========   =======   =======   =========  ========

  United States..................   209,349   1,202,264   409,727    209,948   1,067,701   387,899   196,893   1,027,750   368,184
  Argentina......................    21,149     352,660    79,926     22,180     402,640    89,287    28,248     341,967    85,243
  Canada.........................     2,312      86,500    16,728      2,042      90,003    17,042     2,086      94,607    17,854
  Africa.........................     6,817         -       6,817        -           -         -         -           -         -
                                   --------  ----------   -------   --------   ---------   -------   -------   ---------  --------
    December 31..................   239,627   1,641,424   513,198    234,170   1,560,344   494,228   227,227   1,464,324   471,281
                                   ========  ==========   =======   ========   =========   =======   =======   =========  ========

-------------
(a) The revisions of previous estimates above, include revisions attributable to changes in commodity prices totaling a 3,429 MBOE increase, a 28,643 MBOE increase and a 24,970 MBOE decrease for the years ended December 31, 2003, 2002 and 2001, respectively.

                                       90

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001


Standardized Measure of Discounted Future Net Cash Flows

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Company's commodity hedging contracts. Utilizing December 31, 2003 commodity prices held constant over each hedge contract's term, the net present value of the Company's hedge contracts, less associated estimated income taxes and discounted at 10 percent, was a liability of approximately $191.0 million.

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

     The following tables provide the standardized measure of discounted future cash flows by geographic area and in total for the years ended December 31, 2003, 2002 and 2001, as well as a rollforward in total for each respective year:

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001

                                                                      Year Ended December 31,
                                                            -----------------------------------------
                                                                2003           2002            2001
                                                            -----------    -----------    -----------
                                                                          (in thousands)
UNITED STATES
Oil and gas producing activities:
   Future cash inflows..................................    $18,239,318    $15,161,717    $ 8,222,573
   Future production costs..............................     (5,918,790)    (4,830,294)    (3,231,730)
   Future development costs.............................     (1,188,394)      (864,386)      (735,984)
   Future income tax expense............................     (3,057,968)    (2,325,946)      (598,612)
                                                             ----------     ----------     ----------
                                                              8,074,166      7,141,091      3,656,247
10% annual discount factor..............................     (4,276,678)    (3,684,400)    (1,691,118)
                                                             ----------     ----------     ----------
Standardized measure of discounted future cash flows....    $ 3,797,488    $ 3,456,691    $ 1,965,129
                                                             ==========     ==========     ==========

ARGENTINA
Oil and gas producing activities:
   Future cash inflows..................................    $ 1,257,068    $   986,716    $ 1,070,664
   Future production costs..............................       (233,399)      (175,938)      (227,435)
   Future development costs.............................       (136,663)       (84,669)      (144,604)
   Future income tax expense............................       (161,683)      (143,845)       (45,140)
                                                             ----------     ----------     ----------
                                                                725,323        582,264        653,485
10% annual discount factor..............................       (282,205)      (242,158)      (262,334)
                                                             ----------     ----------     ----------
Standardized measure of discounted future cash flows....    $   443,118    $   340,106    $   391,151
                                                             ==========     ==========     ==========

CANADA
Oil and gas producing activities:
   Future cash inflows..................................    $   520,976    $   502,260    $   301,002
   Future production costs..............................        (91,675)       (89,246)       (73,601)
   Future development costs.............................        (11,551)       (22,294)       (27,050)
   Future income tax expense............................        (72,895)       (87,363)       (10,771)
                                                             ----------     ----------     ----------
                                                                344,855        303,357        189,580
10% annual discount factor..............................       (126,436)      (104,345)       (59,995)
                                                             ----------     ----------     ----------
Standardized measure of discounted future cash flows....    $   218,419    $   199,012    $   129,585
                                                             ==========     ==========     ==========

AFRICA
Oil and gas producing activities:
   Future cash inflows..................................    $   713,459    $   279,896    $   149,777
   Future production costs..............................       (212,615)       (95,216)       (73,697)
   Future development costs.............................       (261,413)       (26,770)       (54,281)
   Future income tax expense............................        (17,062)       (10,912)           -
                                                             ----------     ----------     ----------
                                                                222,369        146,998         21,799
10% annual discount factor..............................        (98,141)       (16,255)        (7,338)
                                                             ----------     ----------     ----------
Standardized measure of discounted future cash flows....    $   124,228    $   130,743    $    14,461
                                                             ==========     ==========     ==========

TOTAL
Oil and gas producing activities:
   Future cash inflows..................................    $20,730,821    $16,930,589    $ 9,744,016
   Future production costs..............................     (6,456,479)    (5,190,694)    (3,606,463)
   Future development costs (a).........................     (1,598,021)      (998,119)      (961,919)
   Future income tax expense............................     (3,309,608)    (2,568,066)      (654,523)
                                                             ----------     ----------     ----------
                                                              9,366,713      8,173,710      4,521,111
10% annual discount factor..............................     (4,783,460)    (4,047,158)    (2,020,785)
                                                             ----------     ----------     ----------
Standardized measure of discounted future cash flows....    $ 4,583,253    $ 4,126,552    $ 2,500,326
                                                             ==========     ==========     ==========

-------------
(a) Includes $208.1 million of undiscounted future asset retirement expenditures estimated as of December 31, 2003 using current estimates of future abandonment costs. See Notes B and L for corresponding information regarding the Company's discounted asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2003, 2002 and 2001


                                                                       Year Ended December 31,
                                                              -----------------------------------------
Oil and Gas Producing Activities                                  2003           2002          2001
                                                              -----------    -----------    -----------
                                                                            (in thousands)
   Oil and gas sales, net of production costs..............   $(1,136,520)   $  (489,338)   $  (631,365)
   Net changes in prices and production costs..............       670,165      2,042,575     (4,528,168)
   Extensions and discoveries..............................       413,777        152,253        184,454
   Development costs incurred during the period............       202,396        262,469        239,156
   Sales of minerals-in-place..............................           -              -          (23,372)
   Purchases of minerals-in-place..........................       198,442        187,460        201,535
   Revisions of estimated future development costs.........      (444,726)      (387,404)      (429,365)
   Revisions of previous quantity estimates................       458,468        527,987         40,771
   Accretion of discount...................................       514,608        250,033        701,943
   Changes in production rates, timing and other...........       (71,557)        99,722       (274,689)
                                                               ----------      ---------     ----------
   Change in present value of future net revenues..........       805,053      2,645,757     (4,519,100)
   Net change in present value of future income taxes......      (348,352)    (1,019,531)     1,373,924
                                                               ----------     -----------    ----------
                                                                  456,701      1,626,226     (3,145,176)
   Balance, beginning of year..............................     4,126,552      2,500,326      5,645,502
                                                               ----------     ----------     ----------
   Balance, end of year....................................   $ 4,583,253    $  4,126,552   $ 2,500,326
                                                               ==========     ===========    ==========

Selected Quarterly Financial Results

        The following table provides selected quarterly financial results for the years ended December 31, 2003 and 2002:

                                                                        Quarter
                                                   -------------------------------------------------------
                                                     First        Second       Third (a)      Fourth
                                                   ---------     ---------     ---------     ---------
                                                          (in thousands, except per share data)
2003
   Oil and gas revenues.........................   $ 281,156     $ 339,954     $ 332,515     $ 345,022
   Total revenues and other income..............   $ 285,295     $ 341,318     $ 332,909     $ 352,673
   Total costs and expenses.....................   $ 214,184     $ 261,503     $ 240,991     $ 264,741
   Net income:
      Income before cumulative effect of change
        in accounting principle.................   $  68,807     $  77,185     $ 191,813     $  57,374
      Cumulative effect of change in accounting
        principle, net of tax...................      15,413           -             -             -
                                                    --------      --------      --------      --------
      Net income................................   $  84,220     $  77,185     $ 191,813     $  57,374
                                                    ========      ========      ========      ========
   Net income per share:
      Basic:
        Income before cumulative effect of change
          in accounting principle...............   $     .59     $     .66     $    1.64     $     .49
        Cumulative effect of change in accounting
          principle, net of tax.................         .13           -             -             -
                                                    --------      --------      --------      --------
        Net income..............................   $     .72     $     .66     $    1.64     $     .49
                                                    ========      ========      ========      ========
      Diluted:
        Income before cumulative effect of change
          in accounting principle...............   $     .58     $     .65     $    1.62     $     .48
        Cumulative effect of change in accounting
          principle, net of tax.................         .13           -             -             -
                                                    --------      --------      --------      --------
        Net income..............................   $     .71     $     .65     $    1.62     $     .48
                                                    ========      ========      ========      ========

2002
   Oil and gas revenues.........................   $ 165,539     $ 172,430     $ 168,317     $ 195,494
   Total revenues and other income..............   $ 166,658     $ 174,338     $ 178,753     $ 197,685
   Total costs and expenses.....................   $ 169,027     $ 161,759     $ 177,454     $ 177,418
   Net income (loss)............................   $  (1,959)    $  11,142     $    (890)    $  18,420
   Net income (loss) per share:
      Basic ....................................   $    (.02)    $     .10     $    (.01)    $     .16
                                                    ========      ========      ========      ========

      Diluted...................................   $    (.02)    $     .10     $    (.01)    $     .16
                                                    ========      ========      ========      ========

-------------
(a) The Company's third quarter results for 2003 include a $104.7 million adjustment to reduce United States deferred tax asset valuation allowances. See Note P for additional information regarding income taxes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2004 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2004 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2004 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 201(d) of Regulation S-K in response to this item is provided in "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters". The information required by Item 403 of Regulation S-K in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2004 and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 13, 2004 and is incorporated herein by reference.

                                     PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Listing of Financial Statements and Exhibits

  Financial Statements

     The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Operations for the Years Ended December 31,
          2003, 2002 and 2001
       Consolidated Statements of Stockholders' Equity for the Years Ended
          December 31, 2003, 2002 and 2001
       Consolidated Statements of Cash Flows for the Years Ended December 31,
          2003, 2002 and 2001
       Consolidated Statements of Comprehensive Income (Loss) for the Years
          Ended December 31, 2003, 2002 and 2001
       Notes to Consolidated Financial Statements
       Unaudited Supplementary Information

(b)    Reports on Form 8-K

     During the three months ended December 31, 2003, the Company filed one Current Report on Form 8-K dated October 30, 2003. The Company's October 30, 2003 Form 8-K provided, under Items 7 and 12, the Company's news release including attached schedules dated October 30, 2003 that announced the Company's financial and operating results for the three and nine month periods ended September 30, 2003, an operational update and the Company's fourth quarter 2003 financial outlook.

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

4.2    -   Rights  Agreement  dated  July  24,  2001,  between  the  Company and
           Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 1-13245, filed with the SEC on July 24, 2001).

4.3    -   Certificate of Designation of Series A Junior Participating Preferred
           Stock (incorporated by reference to Exhibit A to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No. 1-13245, filed with the SEC on July 24, 2001).

4.4    -   Indenture,  dated April 12,  1995,  between Pioneer USA (successor to
           Parker & Parsley Petroleum Company ("Parker & Parsley")), and The Chase Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4.1 to Parker & Parsley's Current Report on Form 8-K, dated April 12, 1995, File No. 1-10695).

4.5    -   First  Supplemental Indenture,  dated  as of  August 7,  1997,  among
           Parker & Parsley, The Chase Manhattan Bank, as Trustee, and Pioneer USA, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 1-13245).

4.6    -   Second Supplemental Indenture,  dated as of December 30, 1997,  among
           Pioneer USA, a Delaware corporation, Pioneer NewSub1, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).

4.7    -   Third  Supplemental Indenture,  dated as of December 30, 1997,  among
           Pioneer NewSub1, Inc. (as successor to Pioneer USA), a Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).

4.8    -   Fourth Supplemental Indenture,  dated as of December 30, 1997,  among
           Pioneer DebtCo, Inc. (as successor to Pioneer NewSub1, Inc., as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer USA, a Delaware corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).

Exhibit
Number                             Description

4.9    -   Guarantee,  dated as of December 30, 1997, by Pioneer USA relating to the $150,000,000 in aggregate principal amount of 8-7/8% Senior Notes due 2005 and $150,000,000 vin aggregate vprincipalv amount of v8-1/4% Senior Notes due 2007 issued under thev indenture identified above as Exhibitv 4.4 v(incorporated by vreference to vExhibit v10.20 vto vthe Company's Current Report on Form 8-K, vFilev No. 1-13245,v filed with the SEC on January 2, 1998).

4.10   -   Indenture,  dated January 13, 1998,  between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.11   -   First Supplemental Indenture, dated as of January 13, 1998, among the
           Company, Pioneer USA, as the Subsidiary Guarantor, and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.12   -   Second Supplemental Indenture, dated as of April 11, 2000,  among the
           Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York, as Trustee, with respect to the Indenture, dated January 13, 1998, between the Company and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, File No. 1-13245).

4.13   -   Third Supplemental  Indenture dated  as of April 30,  2002, among the
           Company, Pioneer USA as the subsidiary guarantor and The Bank of New York, as Trustee, with respect to the indenture identified above as
           Exhibit 4.10 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 1-13245).

4.14   -   Guarantee dated  as of January 13,  1998,  by Pioneer USA relating to the $350,000,000 in aggregate principal amount of 6.50% Senior Notes Due 2008 issued under the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.15   -   Guarantee  dated as of January 13,  1998,  by Pioneer USA relating to the $250,000,000 in aggregate principal amount of 7.20% Senior Notes Due 2028 issued under the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.16   -   Guarantee,  dated as  of  April 11,  2000,  by  Pioneer  USA  as  the subsidiary guarantor relating to the $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April 1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit 4.12 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, File No. 1-13245).

4.17   -   Guarantee dated as of April 30, 2002, by Pioneer USA  relating to the
           $150,000,000 in aggregate principal amount of 7.50% Senior Notes Due 2012 issued under the indenture identified above as Exhibit 4.13 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, File No.
            1-13245).

10.1H  -   1991  Stock  Option  Plan  of  Mesa  Inc.  ("Mesa")  (incorporated by reference to Exhibit 10(v) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.2H  -   1996  Incentive  Plan of  Mesa  (incorporated by reference to Exhibit
           10.28 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

Exhibit
Number                            Description

10.3H  -   Parker & Parsley Long-Term  Incentive Plan,  dated February 19,  1991
           (incorporated by reference to Exhibit 4.1 to Parker & Parsley's Registration Statement on Form S-8, Registration No. 33-38971).

10.4H  -   First  Amendment to  the Parker & Parsley  Long-Term  Incentive Plan,
           dated August 23, 1991  (incorporated by reference to  Exhibit 10.2 to
           Parker   & Parsley's  Registration  Statement  on  Form  S-1,  dated
           February 28, 1992, Registration No. 33-46082).

10.5H  -   The Company's  Long-Term Incentive Plan (incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35087).

10.6H  -   First Amendment  to the Company's Long-Term Incentive Plan, effective as of November 23, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.7H  -   Second Amendment to the Company's Long-Term Incentive Plan, effective as of May 20, 1999 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.8H  -   Third Amendment to the  Company's Long-Term Incentive Plan, effective as of February 17, 2000 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.9H  -   The Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-35165).

10.10H - First Amendment to the Company's Employee Stock Purchase Plan, dated December 9, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-13245).

10.11H - Second Amendment to the Company's Employee Stock Purchase Plan, dated December 14, 1999 (incorporated by reference to Exhibit 10.74 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.12H - The Company's Deferred Compensation Retirement Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-39153).

10.13H - Omnibus Amendment to Nonstatutory Stock Option Agreements, included as part of the Parker & Parsley Long-Term Incentive Plan, dated as of November 16, 1995, between Parker & Parsley and Named Executive Officers identified on Schedule 1 setting forth additional details relating to the Parker & Parsley Long-Term Incentive Plan
           (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10695).

10.14H - Severance Agreement, dated as of August 8, 1997, between the Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the other named executive officers identified on Schedule I for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 1-13245).

10.15H - Indemnification Agreement, dated as of August 8, 1997, between the Company and Scott D. Sheffield, together with a schedule identifying substantially identical agreements between the Company and each of the Company's other directors and named executive officers identified on Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 1-13245).

Exhibit
Number                            Description

10.16H - Pioneer USA 40l(k) and Matching Plan, Amended and Restated Effective as of January 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13245).

10.17  -   Agreement and  Plan of Merger  dated as of  September 20, 2001, among the Company, Pioneer USA and the Parker & Parsley partnerships named therein (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4, Registration No. 333-59094).

10.18* - $700,000,000 Credit Agreement, dated as of December 16, 2003, among the Company, as the borrower, JP Morgan Chase Bank, as the Administrative Agent, Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents, Wachovia Bank, National Association, as the Syndication Agent and certain Lenders.

14.1   -   Code of  Business  Conduct and  Ethics  (incorporated by reference to
           Annex D of the Company's Schedule 14A Definitive Proxy Statement, File No. 1-13245, filed with the SEC on April 7, 2003).

21.1*  -   Subsidiaries of the registrant.

23.1*  -   Consent of Ernst & Young LLP.

23.2*  -   Consent of Netherland, Sewell & Associates, Inc.

23.3*  -   Consent of Gaffney, Cline & Associates, Inc.

31.1*  -   Chief  Executive  Officer  certification  under  Section  302  of the
           Sarbanes-Oxley Act of 2002.

31.2*  -   Chief  Financial  Officer  certification  under  Section  302  of the
           Sarbanes-Oxley Act of 2002.

32.1*  -   Chief  Executive  Officer  certification  under  Section  906  of the
           Sarbanes-Oxley Act of 2002.

32.2*  -   Chief  Financial  Officer  certification  under  Section  906  of the
           Sarbanes-Oxley Act of 2002.

---------------

*   Filed herewith

H Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PIONEER NATURAL RESOURCES COMPANY


Date: February 2, 2004       By:    /s/ Scott D. Sheffield
                                  -------------------------------------------
                                 Scott D. Sheffield, Chairman of the Board,
                                   Chief Executive Officer, President and
                                   Assistant Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Title                    Date
         ---------                          -----                    ----
  /s/ Scott D. Sheffield        Chairman of the Board, Chief    February 2, 2004
----------------------------      Executive Officer, President
Scott D. Sheffield                and Assistant Secretary
                                  (principal executive officer)


  /s/ Timothy L. Dove           Executive Vice President,       February 2, 2004
----------------------------      Chief Financial Officer and
Timothy L. Dove                   Assistant Secretary


  /s/ Richard P. Dealy          Vice President and Chief        February 2, 2004
----------------------------      Accounting Officer
Richard P. Dealy


  /s/ James R. Baroffio         Director                        February 2, 2004
----------------------------
James R. Baroffio


  /s/ Edison C.  Buchanan       Director                        February 2, 2004
----------------------------
Edison C.  Buchanan


  /s/ R. Hartwell Gardner       Director                        February 2, 2004
----------------------------
R. Hartwell Gardner


  /s/ James L. Houghton         Director                        February 2, 2004
----------------------------
James L. Houghton


  /s/ Jerry P. Jones            Director                        February 2, 2004
----------------------------
Jerry P. Jones


  /s/ Linda K.  Lawson          Director                        February 2, 2004
----------------------------
Linda K.  Lawson


  /s/ Charles E. Ramsey, Jr.    Director                        February 2, 2004
----------------------------
Charles E. Ramsey, Jr.


  /s/ Robert A.  Solberg        Director                        February 2, 2004
----------------------------
Robert A.  Solberg

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

4.2     -   Rights Agreement dated July 24,  2001,  between the Company and Continental Stock  Transfer & Trust Company,  as Rights
            Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, File No.
            1-13245, filed with the SEC on July 24, 2001).

4.3     -   Certificate of Designation of Series A Junior Participating
            Preferred Stock  (incorporated by reference to Exhibit A to
            Exhibit 4.1 to the Company's Registration Statement on Form
            8-A, File No. 1-13245, filed with the SEC on July 24, 2001).

4.4     -   Indenture,  dated  April  12,  1995,  between  Pioneer  USA
            (successor to Parker & Parsley Petroleum Company ("Parker &
            Parsley")),    and  The   Chase  Manhattan  Bank  (National
            Association),  as  Trustee  (incorporated  by  reference to
            Exhibit 4.1 to  Parker & Parsley's  Current  Report on Form
            8-K, dated April 12, 1995, File No. 1-10695).

4.5     -   First  Supplemental Indenture,  dated as of August 7, 1997, among  Parker &  Parsley,  The  Chase  Manhattan  Bank,  as
            Trustee, and Pioneer USA, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form
            10-Q for  the period  ended  September 30,  1997,  File No.
            1-13245).

4.6     -   Second  Supplemental  Indenture,  dated as of  December 30,
            1997, among Pioneer USA,  a  Delaware corporation,  Pioneer
            NewSub1, Inc., a Texas corporation, and The Chase Manhattan
            Bank,  a  New York  banking  association,  as Trustee, with respect to the  indenture identified  above as  Exhibit 4.4
            (incorporated  by  reference  to   Exhibit  10.17  to   the
            Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).

4.7     -   Third  Supplemental  Indenture,  dated  as  of December 30,
            1997, among Pioneer NewSub1, Inc. (as successor  to Pioneer
            USA), a Texas corporation, Pioneer DebtCo, Inc., a Texas corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on
            January 2, 1998).

4.8     -   Fourth  Supplemental  Indenture,  dated as of  December 30,
            1997, among Pioneer DebtCo,  Inc.  (as successor to Pioneer
            NewSub1, Inc., as successor to Pioneer USA), a Texas corporation, the Company, a Delaware corporation, Pioneer
            USA, a Delaware corporation, and The Chase Manhattan Bank, a New York banking association, as Trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.19 to the Company's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on
            January 2, 1998).

Exhibit Index                                                           Page


4.9     -   Guarantee,  dated as of  December 30, 1997,  by Pioneer USA relating to the  $150,000,000 in aggregate principal amount of  8-7/8%  Senior  Notes  due  2005  and  $150,000,000  in
            aggregate principal amount of 8-1/4% Senior  Notes due 2007 issued  under the indenture identified above as Exhibit 4.4
            (incorporated  by   reference  to  Exhibit  10.20  to   the
            Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).

4.10    -   Indenture, dated January 13, 1998,  between the Company and
            The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on
            January 14, 1998).

4.11    -   First Supplemental Indenture, dated as of January 13, 1998,
            among  the  Company,   Pioneer  USA,   as   the  Subsidiary
            Guarantor, and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit 4.10
            (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No.
            1-13245, filed with the SEC on January 14, 1998).

4.12    -   Second Supplemental Indenture,  dated as of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor and the Bank of New York,  as Trustee,  with respect to the
            Indenture, dated January 13, 1998,  between the Company and
            The  Bank of  New York,  as Trustee,  with  respect  to the
            indenture identified above as  Exhibit 4.10   (incorporated
            by  reference to  Exhibit 10.1  to the  Company's Quarterly
            Report on  Form 10-Q for the  period ended  March 31, 2000,
            File No. 1-13245).

4.13    -   Third Supplemental  Indenture dated  as of  April 30, 2002, among the Company, Pioneer USA as the subsidiary guarantor and The Bank of New York, as Trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002, File No. 1-13245).

4.14    -   Guarantee  dated as of  January 13,  1998,  by  Pioneer USA relating to the $350,000,000 in aggregate principal amount of 6.50% Senior Notes Due 2008 issued under the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.5 to the Company's and Pioneer USA's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on
            January 14, 1998).

4.15    -   Guarantee  dated as of  January 13,  1998,  by  Pioneer USA relating to the $250,000,000 in aggregate principal amount of 7.20% Senior Notes Due 2028 issued under the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.6 to the Company's and Pioneer USA's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on
            January 14, 1998).

4.16    -   Guarantee,  dated as of  April 11,  2000, by Pioneer USA as the  subsidiary  guarantor  relating  to  the  $425,000,000 aggregate principal amount of 9-5/8% Senior Notes Due April
            1, 2010 issued under the Second Supplemental Indenture identified above as Exhibit 4.12 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
            10-Q for the period ended March 31, 2000, File No.1-13245).

4.17    -   Guarantee  dated as  of  April 30,  2002,  by  Pioneer  USA relating to the $150,000,000 in aggregate principal amount of 7.50% Senior Notes Due 2012 issued under the indenture identified above as Exhibit 4.13 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
            10-Q  for  the  period  ended  March  31,  2002,  File  No.
            1-13245).

Exhibit Index                                                            Page


10.1H   -   1991 Stock Option Plan of Mesa Inc.  ("Mesa") (incorporated by reference to Exhibit 10(v) to Mesa's Annual Report on Form 10-K for the period ended December 31, 1991).

10.2H   -   1996 Incentive Plan of Mesa  (incorporated by  reference to
            Exhibit 10.28 to the  Company's  Registration  Statement on
            Form S-4, dated June 27, 1997, Registration No. 333-26951).

10.3H   -   Parker & Parsley  Long-Term  Incentive Plan, dated February
            19,  1991  (incorporated  by  reference to  Exhibit  4.1 to
            Parker &  Parsley's  Registration  Statement  on  Form S-8,
            Registration No. 33-38971).

10.4H   -   First Amendment to the Parker & Parsley Long-Term Incentive
            Plan,  dated August 23,  1991 (incorporated by reference to
            Exhibit 10.2 to Parker & Parsley's Registration Statement on Form S-1, dated February 28, 1992, Registration No.
            33-46082).

10.5H   -   The  Company's  Long-Term  Incentive  Plan (incorporated by reference to  Exhibit  4.1  to the  Company's  Registration
            Statement on Form S-8, Registration No. 333-35087).

10.6H   -   First Amendment  to the Company's Long-Term Incentive Plan,
            effective  as  of   November   23,  1998  (incorporated  by
            reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File
            No. 1-13245).

10.7H   -   Second Amendment to the Company's Long-Term Incentive Plan,
            effective as of May 20, 1999 (incorporated by reference to Exhibit 10.73 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.8H   -   Third Amendment to the  Company's Long-Term Incentive Plan,
            effective  as  of   February  17,  2000   (incorporated  by
            reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File
            No. 1-13245).

10.9H   -   The Company's Employee Stock Purchase Plan (incorporated by reference to  Exhibit 4.1  to  the  Company's  Registration
            Statement on Form S-8, Registration No. 333-35165).

10.10H  -   First Amendment  to the  Company's  Employee Stock Purchase
            Plan, dated December 9, 1998 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
            December 31, 1998, File No. 1-13245).

10.11H  -   Second  Amendment  to the Company's Employee Stock Purchase
            Plan, dated December 14, 1999 (incorporated by reference to
            Exhibit 10.74 to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, File No. 1-13245).

10.12H  -   The  Company's  Deferred   Compensation   Retirement   Plan
            (incorporated  by reference to Exhibit 4.1 to the Company's
            Registration  Statement  on  Form  S-8,  Registration   No.
            333-39153).

10.13H  -   Omnibus Amendment to  Nonstatutory Stock Option Agreements,
            included  as  part  of  the   Parker  &  Parsley  Long-Term
            Incentive  Plan,  dated as of  November 16,  1995,  between
            Parker & Parsley and Named Executive Officers identified on
            Schedule 1 setting forth additional details relating to the Parker & Parsley Long-Term Incentive Plan (incorporated by reference to Parker & Parsley's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-10695).

Exhibit Index                                                           Page

10.14H  -   Severance  Agreement,  dated as of August 8, 1997,  between the  Company  and  Scott  D.  Sheffield,  together  with  a schedule  identifying  substantially  identical  agreements between the Company and each of the  other named  executive officers  identified  on  Schedule I  for  the  purpose  of
            defining   the   payment  of  certain  benefits  upon   the
            termination of the officer's employment under certain circumstances (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 1-13245).

10.15H  -   Indemnification  Agreement,  dated  as of  August 8,  1997, between the Company and Scott D. Sheffield, together with a schedule  identifying  substantially  identical  agreements between  the  Company  and  each  of  the  Company's  other
            directors  and  named  executive   officers  identified  on
            Schedule I (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997, File No. 1-13245).

10.16H  -   Pioneer USA 40l(k) and Matching Plan,  Amended and Restated
            Effective as of January 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form
            10-K for the year ended December 31, 2002, File No.
            1-13245).

10.17   -   Agreement  and  Plan of  Merger  dated  as of September 20,
            2001,  among the  Company,  Pioneer   USA and the Parker &
            Parsley   partnerships  named  therein   (incorporated  by
            reference to  Exhibit 2.1  to the  Company's  Registration
            Statement on Form S-4, Registration No. 333-59094).

10.18*  -   $700,000,000  Credit  Agreement,  dated as of December 16,
            2003, among the Company, as the borrower,  JP Morgan Chase
            Bank, as the  Administrative Agent, Bank of America, N.A.,
            Bank One, N.A., Fleet National Bank  and Wells Fargo Bank,
            National  Association,  as  the  Co-Documentation  Agents,
            Wachovia Bank, National  Association,  as the  Syndication
            Agent and certain Lenders.

14.1    -   Code  of  Business  Conduct  and  Ethics  (incorporated by reference  to  Annex  D  of  the  Company's  Schedule  14A
            Definitive Proxy Statement, File No. 1-13245, filed with the SEC on April 7, 2003).

21.1*   -   Subsidiaries of the registrant.

23.1*   -   Consent of Ernst & Young LLP.

23.2*   -   Consent of Netherland, Sewell & Associates, Inc.

23.3*   -   Consent of Gaffney, Cline & Associates, Inc.

31.1*   -   Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*   -   Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   -   Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*   -   Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
---------------
*   Filed herewith

H Executive Compensation Plan or Arrangement previously filed pursuant to Item 14(c).