Form 10-Q
period 2004-03-31
PIONEER NATURAL RESOURCES CO
filed 2004-05-07
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



      / x /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

                                 (972) 444-9001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes / x / No / /

Number of shares of Common Stock outstanding as of May 6, 2004... 120,104,666

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                      Page

Definitions of Oil and Gas Terms and Conversions Used Herein........    3

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2004 and
             December 31, 2003 .....................................    4

          Consolidated Statements of Operations for the three
             months ended March 31, 2004 and 2003...................    5

          Consolidated Statement of Stockholders' Equity for the
             three months ended March 31, 2004......................    6

          Consolidated Statements of Cash Flows for the three
             months ended March 31, 2004 and 2003...................    7

          Consolidated Statements of Comprehensive Income for the
             three months ended March 31, 2004 and 2003.............    8

          Notes to Consolidated Financial Statements................    9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................   26

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk...............................................   36

Item 4.   Controls and Procedures...................................   39


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.........................................   39

Item 6.   Exhibits and Reports on Form 8-K..........................   39

Signatures .........................................................   41

Exhibit Index.......................................................   42

          Definitions of Oil and Gas Terms and Conventions Used Herein

            Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "LIBOR" means London Interbank Offered Rate, which is a market rate of interest;"MBbl" means one thousand Bbls; "MBOE" means one thousand BOEs; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMBtu" means one million Btus; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means the New York Mercantile Exchange; "proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
            (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
            (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
            (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

            Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.

            With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by Pioneer Natural Resources Company's ("Pioneer" or the "Company") working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres; and, all currency amounts are expressed in U.S. dollars.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            March 31,    December 31,
                                                                              2004           2003
                                                                          -----------    -----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents............................................   $     9,022    $    19,299
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $2,466
       and $4,727 as of March 31, 2004 and December 31, 2003,
       respectively....................................................       145,733        111,033
     Due from affiliates...............................................           406            447
  Inventories..........................................................        17,210         17,509
  Prepaid expenses.....................................................        10,166         11,083
  Deferred income taxes................................................        35,780         40,514
  Other current assets:
     Derivatives.......................................................           179            423
     Other, net of allowance for doubtful accounts of $4,486 as of
       March 31, 2004 and December 31, 2003............................         4,217          4,807
                                                                           ----------     ----------
       Total current assets............................................       222,713        205,115
                                                                           ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties.................................................     5,069,733      4,983,558
     Unproved properties...............................................       176,580        179,825
  Accumulated depletion, depreciation and amortization.................    (1,808,468)    (1,676,136)
                                                                           ----------     ----------
       Total property, plant and equipment.............................     3,437,845      3,487,247
                                                                           ----------     ----------
Deferred income taxes..................................................       198,587        192,344
Other property and equipment, net......................................        28,470         28,080
Other assets:
  Derivatives..........................................................           157            209
  Other, net of allowance for doubtful accounts of $92 as of
     March 31, 2004 and December 31, 2003..............................        40,512         38,577
                                                                           ----------     ----------
                                                                          $ 3,928,284    $ 3,951,572
                                                                           ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade.............................................................   $   173,378    $   177,614
     Due to affiliates.................................................         2,523          8,804
  Interest payable.....................................................        37,728         37,034
  Income taxes payable.................................................         8,986          5,928
  Other current liabilities:
     Derivatives.......................................................       195,295        161,574
     Other.............................................................        45,668         38,798
                                                                           ----------     ----------
       Total current liabilities.......................................       463,578        429,752
                                                                           ----------     ----------
Long-term debt.........................................................     1,456,695      1,555,461
Derivatives............................................................        89,524         48,825
Deferred income taxes..................................................        12,832         12,121
Other liabilities......................................................       147,828        145,641
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     120,118,811 and 119,665,784 shares issued as of
     March 31, 2004 and December 31, 2003, respectively................         1,202          1,197
  Additional paid-in capital...........................................     2,751,454      2,734,403
  Treasury stock, at cost; 67,408 and 378,012 shares as of
     March 31, 2004 and December 31, 2003, respectively................        (1,367)        (5,385)
  Deferred compensation................................................       (24,164)        (9,933)
  Accumulated deficit..................................................      (839,646)      (887,848)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax.............................      (158,879)      (104,130)
     Cumulative translation adjustment.................................        29,227         31,468
                                                                           ----------     ----------
       Total stockholders' equity......................................     1,757,827      1,759,772
Commitments and contingencies
                                                                           ----------     ----------
                                                                          $ 3,928,284    $ 3,951,572
                                                                           ==========     ==========

  The financial information included as of March 31, 2004 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                Three months ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                 2004          2003
                                                                              ----------    ----------
Revenues and other income:
    Oil and gas............................................................   $  446,526    $  284,999
    Interest and other.....................................................        1,735         2,713
    Gain (loss) on disposition of assets, net..............................          (13)        1,426
                                                                               ---------     ---------
                                                                                 448,248       289,138
                                                                               ---------     ---------
Costs and expenses:
    Oil and gas production.................................................       89,211        67,867
    Depletion, depreciation and amortization...............................      136,499        70,049
    Exploration and abandonments...........................................       80,506        35,867
    General and administrative.............................................       18,329        15,481
    Accretion of discount on asset retirement obligations..................        1,966         1,094
    Interest...............................................................       21,576        22,491
    Other..................................................................          196         5,178
                                                                               ---------     ---------
                                                                                 348,283       218,027
                                                                               ---------     ---------
Income before income taxes and cumulative effect of change in
   accounting principle....................................................       99,965        71,111
Income tax provision.......................................................      (39,777)       (2,304)
                                                                               ---------     ---------
Income before cumulative effect of change in accounting principle..........       60,188        68,807
Cumulative effect of change in accounting principle, net of tax............          -          15,413
                                                                               ---------     ---------
Net income.................................................................   $   60,188    $   84,220
                                                                               =========     =========
Net income per share:
    Basic:
      Income before cumulative effect of change in accounting principle....   $      .51    $      .59
      Cumulative effect of change in accounting principle, net of tax......          -             .13
                                                                               ---------     ---------
         Net income........................................................   $      .51    $      .72
                                                                               =========     =========
    Diluted:
      Income before cumulative effect of change in accounting principle....   $      .50    $      .58
      Cumulative effect of change in accounting principle, net of tax......          -             .13
                                                                               ---------     ---------
         Net income........................................................   $      .50    $      .71
                                                                               =========     =========
Weighted average shares outstanding:
    Basic..................................................................      118,719       116,743
                                                                               =========     =========
    Diluted................................................................      120,264       118,675
                                                                               =========     =========
Dividends declared per share...............................................   $      .10    $      -
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------
Balance as of January 1, 2004...... $1,197  $2,734,403  $(5,385)    $ (9,933)    $(887,848)  $(104,130)   $ 31,468    $1,759,772

  Dividends declared...............    -           -        -            -         (11,986)        -           -         (11,986)
  Exercise of long-term
   incentive plan stock options....    -        (1,089)   9,584          -             -           -           -           8,495
  Purchase of treasury stock.......    -           -     (5,566)         -             -           -           -          (5,566)
  Tax benefits related to
   stock-based compensation........    -         1,935      -            -             -           -           -           1,935
  Deferred compensation:
    Compensation deferred..........      5      16,205      -        (16,210)          -           -           -             -
    Deferred compensation
     included in net income........    -           -        -          1,979           -           -           -           1,979
  Net income.......................    -           -        -            -          60,188         -           -          60,188
  Other comprehensive income
   (loss):
    Net deferred hedge losses,
     net of tax:
      Net deferred hedge losses....    -           -        -            -             -      (117,392)        -        (117,392)
      Tax benefits related to net
         deferred hedge losses.....    -           -        -            -             -        31,871         -          31,871
      Net hedge losses included
         in net income.............    -           -        -            -             -        30,772         -          30,772
    Translation adjustment.........    -           -        -            -             -           -        (2,241)       (2,241)
                                     -----   ---------   ------      -------      --------    --------     -------     ---------
Balance as of March 31, 2004....... $1,202  $2,751,454  $(1,367)    $(24,164)    $(839,646)  $(158,879)   $ 29,227    $1,757,827
                                     =====   =========   ======      =======      ========    ========     =======     =========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                           ---------------------
                                                                              2004       2003
                                                                           ---------   ---------
Cash flows from operating activities:
    Net income..........................................................   $  60,188   $  84,220
    Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion, depreciation and amortization.........................     136,499      70,049
       Exploration expenses, including dry holes........................      78,820      30,263
       Deferred income taxes............................................      32,720         254
       (Gain) loss on disposition of assets, net........................          13      (1,426)
       Accretion of discount on asset retirement obligations............       1,966       1,094
       Interest related amortization....................................      (6,370)     (4,565)
       Commodity hedge related amortization.............................     (11,291)    (17,782)
       Cumulative effect of change in accounting principle, net of tax..         -       (15,413)
       Other noncash items..............................................       1,220       4,733
    Changes in operating assets and liabilities:
       Accounts receivable, net.........................................     (33,737)    (25,967)
       Inventories......................................................         (19)       (360)
       Prepaid expenses.................................................         917      (8,222)
       Other current assets, net........................................         757         398
       Accounts payable.................................................      (6,002)      8,381
       Interest payable.................................................         693         522
       Income taxes payable.............................................       3,058       1,452
       Other current liabilities........................................      (5,802)      9,158
                                                                            --------    --------
         Net cash provided by operating activities......................     253,630     136,789
                                                                            --------    --------
Cash flows from investing activities:
    Proceeds from disposition of assets.................................         285      15,553
    Additions to oil and gas properties.................................    (167,226)   (252,753)
    Other property additions, net.......................................      (5,360)     (2,281)
                                                                            --------    --------
         Net cash used in investing activities..........................    (172,301)   (239,481)
                                                                            --------    --------
Cash flows from financing activities:
    Borrowings under long-term debt.....................................      56,083     116,628
    Principal payments on long-term debt................................    (146,083)    (15,000)
    Payment of other liabilities........................................      (4,355)     (6,380)
    Purchase of treasury stock..........................................      (5,566)        -
    Exercise of long-term incentive plan stock options..................       8,495       5,346
                                                                            --------    --------
         Net cash provided by (used in) financing activities............     (91,426)    100,594
                                                                            --------    --------
Net decrease in cash and cash equivalents...............................     (10,097)     (2,098)
Effect of exchange rate changes on cash and cash equivalents............        (180)        466
Cash and cash equivalents, beginning of period..........................      19,299       8,490
                                                                            --------    --------
Cash and cash equivalents, end of period................................   $   9,022   $   6,858
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)



                                                                  Three months ended
                                                                        March 31,
                                                                ----------------------
                                                                  2004          2003
                                                                ---------    ---------

Net income...................................................   $  60,188    $  84,220
                                                                 --------     --------
Other comprehensive income (loss):
    Net deferred hedge losses, net of tax:
      Net deferred hedge losses..............................    (117,392)    (116,164)
      Tax benefits related to net deferred hedge losses......      31,871         (268)
      Net hedge losses included in net income................      30,772       50,363
    Translation adjustment...................................      (2,241)      12,192
                                                                 --------     --------
         Other comprehensive loss............................     (56,990)     (53,877)
                                                                 --------     --------
Comprehensive income.........................................   $   3,198    $  30,343
                                                                 ========     ========






         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is an independent oil and gas exploration and production company with ownership interests in oil and gas properties located in the United States, Argentina, Canada, Gabon, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2003.

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

     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a gain of $15.4 million, net of $1.3 million of deferred tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Consolidated Statements of Operations for the three months ended March 31, 2003. See Notes C and E for additional information regarding the Company's income taxes and asset retirement obligations, respectively.

     Inventories. Inventories are comprised of $15.6 million and $15.3 million of lease and well equipment and $1.6 million and $2.2 million of commodities as of March 31, 2004 and December 31, 2003, respectively. Lease and well equipment is net of lower of cost or market allowances of $.6 million as of March 31, 2004 and December 31, 2003.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock-based compensation expense associated with option grants was not recognized in the Company's net income during the three-month periods ended March 31, 2004 and 2003, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards. The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation during the three-month periods ended March 31, 2004 and 2003:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


                                                                   Three months ended
                                                                         March 31,
                                                                ------------------------
                                                                   2004           2003
                                                                ---------      ---------
                                                                 (in thousands, except
                                                                   per share amounts)
   Net income, as reported.................................     $  60,188      $  84,220
   Plus: Stock-based compensation expense included
      in net income for all awards, net of tax (a).........         1,257          1,369
   Deduct: Stock-based compensation expense determined
      under fair value based method for all awards,
      net of tax (a).......................................        (3,115)        (4,401)
                                                                 --------       --------
   Pro forma net income....................................     $  58,330      $  81,188
                                                                 ========       ========
   Net income per share:
      Basic - as reported..................................     $     .51      $     .72
                                                                 ========       ========
      Basic - pro forma....................................     $     .49      $     .70
                                                                 ========       ========
      Diluted - as reported................................     $     .50      $     .71
                                                                 ========       ========
      Diluted - pro forma..................................     $     .49      $     .68
                                                                ========       ========

-----------
(a) For the three months ended March 31, 2004, stock-based compensation expense included in net income is net of a tax benefit of $722 thousand. Similarly, stock-based compensation expense determined under the fair value based method for the three months ended March 31, 2004 is net of a $1.8 million tax benefit. No tax benefits were recognized for the stock-based compensation expense amounts during the three months ended March 31, 2003. See Note C for additional information regarding the Company's income taxes.

NOTE C.     Income Tax Assets

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. From 1998 until 2003, the Company maintained a valuation allowance against a portion of its deferred tax asset position in the United States. During the third quarter of 2003, the Company concluded that it was more likely than not that it would be able to realize its gross deferred tax asset position in the United States. Accordingly, the Company reversed its valuation allowances in the United States. As a result of the reversal of the valuation allowances against the Company's United States deferred tax assets, the Company's effective tax rate on future earnings in the United States will approximate statutory rates.

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will assess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2004, the Company's valuation allowances related to foreign tax jurisdictions are $102.1 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



       Income tax provision (benefit) attributable to income before cumulative effect of change in accounting principle consists of the following for the three-month periods ended March 31, 2004 and 2003:

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             2004         2003
                                                          ---------    ---------
                                                              (in thousands)
       Current:
          U.S. state and local.........................   $   1,003    $     (22)
          Foreign......................................       6,054        2,072
                                                           --------     --------
                                                              7,057        2,050
                                                           --------     --------
       Deferred:
          U.S. state and local.........................      35,509          -
          Foreign......................................      (2,789)         254
                                                           --------     --------
                                                             32,720          254
                                                           --------     --------
                                                          $  39,777    $   2,304
                                                           ========     ========

NOTE D.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7-1/2 percent senior notes. The terms of the interest rate swap contracts match the scheduled maturity of the hedged senior notes, require the counterparties to pay the Company a 7-1/2 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent. During February 2003, the Company entered into similar interest rate swap contracts which were terminated during May 2003 for $11.4 million of cash proceeds. As of March 31, 2004, the carrying value of the Company's fair value hedges was a liability of $1.5 million.

     As of March 31, 2004, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $20.1 million of incremental carrying value attributable to net deferred hedge gains on terminated interest rate swaps that are being amortized as net reductions to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $7.3 million and $5.9 million during the three-month periods ended March 31, 2004 and 2003, respectively. Settlements of open fair value hedges reduced the Company's interest expense by $167 thousand and $867 thousand during the three-month periods ended March 31, 2004 and 2003, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



     The following table sets forth, as of March 31, 2004, the scheduled amortization of net deferred hedge gains and losses on terminated agreements that will be recognized as increases in the case of losses, or decreases in the case of gains, to the Company's future interest expense:

                                              First     Second       Third     Fourth
                                             Quarter    Quarter     Quarter    Quarter     Total
                                             -------    --------    -------    -------    ---------
                                                                            (in thousands)
    2004 net hedge gain amortization......              $ 6,116     $ 5,489    $ 4,555    $  16,160
    2005 net hedge gain amortization......   $ 4,264    $ 2,816     $ 2,313    $ 1,575       10,968
    2006 net hedge gain amortization......   $ 1,441    $   824     $   676    $   253        3,194
    2007 net hedge gain (loss) amortization  $   123    $  (417)    $  (684)   $(1,003)      (1,981)
    2008 net hedge loss amortization......   $  (599)   $  (747)    $  (755)   $  (899)      (3,000)
    2009 net hedge loss amortization......   $  (879)   $(1,070)    $(1,082)   $(1,135)      (4,166)
    2010 net hedge loss amortization......   $(1,109)   $   -       $   -      $   -         (1,109)
                                                                                           --------
                                                                                          $  20,066
                                                                                           ========

     The terms of the fair value hedge agreements described above perfectly matched the terms of the hedged senior notes. The Company did not exclude any component of the derivatives' gains or losses from the measurement of hedge effectiveness.

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also utilizes interest rate swap contracts to reduce the effect of interest rate volatility on the Company's variable rate line of credit indebtedness and, from time to time, forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

     Oil prices. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of March 31, 2004:

                                                                                                Yearly
                                          First      Second        Third        Fourth       Outstanding
                                         Quarter     Quarter      Quarter       Quarter         Average
                                         --------    --------     --------      --------     -----------
  Daily oil production hedged:
      2004 - Swap Contracts
        Volume (Bbl).................                  24,000       14,000        14,000         17,309
        Price per Bbl................                $  26.51     $  24.65      $  24.65       $  25.50

      2005 - Swap Contracts
        Volume (Bbl).................      17,000      17,000       17,000        17,000         17,000
        Price per Bbl................    $  24.93    $  24.93     $  24.93      $  24.93       $  24.93

      2006 - Swap Contracts
        Volume (Bbl).................       5,000       5,000        5,000         5,000          5,000
        Price per Bbl................    $  26.19    $  26.19     $  26.19      $  26.19       $  26.19

      2007 - Swap Contracts
        Volume (Bbl).................       1,000       1,000        1,000         1,000          1,000
        Price per Bbl................    $  26.00    $  26.00     $  26.00      $  26.00       $  26.00

      2008 - Swap Contracts
        Volume (Bbl).................       5,000       5,000        5,000         5,000          5,000
        Price per Bbl................    $  26.09    $  26.09     $  26.09      $  26.09       $  26.09

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three-month periods ended March 31, 2004 and 2003:

                                                              Three months ended
                                                                   March 31,
                                                              -------------------
                                                               2004        2003
                                                              -------     -------
     Average price reported per Bbl.....................      $ 28.31     $ 25.82
     Average price realized per Bbl.....................      $ 32.12     $ 30.92
     Reduction to oil revenue (in millions).............      $ (16.5)    $ (14.7)

     Natural gas liquids prices. During the three-month periods ended March 31, 2004 and 2003, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at March 31, 2004.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of March 31, 2004:

                                                                                             Yearly
                                         First       Second        Third       Fourth      Outstanding
                                        Quarter      Quarter      Quarter      Quarter       Average
                                       ---------    ---------    ---------    ---------    -----------
Daily gas production hedged:
   2004 - Swap Contracts
     Volume (Mcf)...................                  280,000      280,000      280,000      280,000
     Index price per MMBtu..........                $    4.11    $    4.11    $    4.11    $    4.11

   2005 - Swap Contracts
     Volume (Mcf)...................      60,000       60,000       60,000       60,000       60,000
     Index price per MMBtu..........   $    4.24    $    4.24    $    4.24    $    4.24    $    4.24

   2006 - Swap Contracts
     Volume (Mcf)...................      70,000       70,000       70,000       70,000       70,000
     Index price per MMBtu..........   $    4.16    $    4.16    $    4.16    $    4.16    $    4.16

   2007 - Swap Contracts
     Volume (Mcf)...................      20,000       20,000       20,000       20,000       20,000
     Index price per MMBtu..........   $    3.51    $    3.51    $    3.51    $    3.51    $    3.51

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three-month periods ended March 31, 2004 and 2003:

                                                                 Three months ended
                                                                     March 31,
                                                                --------------------
                                                                  2004        2003
                                                                -------      -------
     Average price reported per Mcf........................     $  4.41      $  4.16
     Average price realized per Mcf........................     $  4.64      $  5.05
     Reduction to gas revenue (in millions)................     $ (14.2)     $ (35.7)

     Hedge ineffectiveness. During the thee-month periods ended March 31, 2004 and 2003, the Company recognized other expense of $44 thousand and $1.8 million, respectively, related to the ineffective portions of its cash flow hedging instruments.

     Accumulated other comprehensive income (loss) ("AOCI") - net deferred hedge losses, net of tax. As of March 31, 2004 and December 31, 2003, AOCI - net deferred hedge losses, net of tax represented net deferred losses of $158.9 million and $104.1 million, respectively. The AOCI - net deferred hedge losses, net of tax balance as of March 31, 2004 was comprised of $276.3 million of net deferred hedge losses on the effective portions of open commodity cash flow hedges, $34.1 million of net deferred gains on terminated cash flow hedges and $83.2 million of associated net deferred tax benefits. The increase in AOCI - net deferred hedge losses, net of tax during the three months ended March 31, 2004 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred hedge losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred hedge gains on terminated cash flow hedges are fixed.

     During the twelve months ending March 31, 2005, based on current estimates of future commodity prices, the Company expects to reclassify $188.5 million of net deferred losses associated with open cash flow hedges and $33.2 million of net deferred gains on terminated cash flow hedges from AOCI - net deferred hedge losses, net of tax to oil and gas revenues. The Company also expects to reclassify approximately $56.7 million of net deferred income tax benefits during the twelve months ending March 31, 2005 from AOCI - net deferred hedge losses, net of tax to income tax provision.

     The following table sets forth, as of March 31, 2004, the scheduled reclassifications of net deferred hedge gains on terminated cash flow hedges that will be recognized in the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    -------
                                                               (in thousands)
      2004 net deferred hedge gains.....                $10,932    $11,001    $10,954    $32,887
      2005 net deferred hedge gains.....     $  307     $   310    $   315    $   317      1,249
                                                                                          ------
                                                                                         $34,136
                                                                                          ======

NOTE E.     Asset Retirement Obligations

     As referred to in Note B, the Company adopted the provision of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three-month periods ended March 31, 2004 and 2003:

                                                                       Three months ended
                                                                             March 31,
                                                                      ----------------------
                                                                        2004          2003
                                                                      ---------     --------
                                                                          (in thousands)
     Beginning asset retirement obligations.......................    $ 105,036     $ 34,692
     Cumulative effect adjustment.................................          -         23,393
     New wells placed on production and changes in estimates......        2,732        6,965
     Liabilities settled..........................................       (2,597)      (2,442)
     Accretion expense............................................        1,966        1,094
     Currency translation.........................................         (103)         472
                                                                       --------      -------
     Ending asset retirement obligations .........................    $ 107,034     $ 64,174
                                                                       ========      =======

NOTE F.     Postretirement Benefit Obligations

     As of March 31, 2004 and December 31, 2003, the Company had recorded $15.5 million and $15.6 million, respectively, of unfunded accumulated postretirement benefit obligations in the accompanying Consolidated Balance Sheets. The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three-month periods ended March 31, 2004 and 2003:

                                                                           Three months ended
                                                                                March 31,
                                                                         ----------------------
                                                                            2004         2003
                                                                         --------      --------
                                                                             (in thousands)
     Beginning accumulated postretirement benefit obligations........    $ 15,556      $ 19,743
     Benefit payments................................................        (339)         (240)
     Service costs...................................................          58            51
     Accretion of discounts..........................................         226           372
                                                                          -------       -------
     Ending accumulated postretirement benefit obligations...........    $ 15,501      $ 19,926
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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which plaintiffs, as royalty owners, are not responsible. Second, the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $65 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

     The Company has also vigorously defended against the plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from the FERC with respect to that portion of the refund associated with (i) nonrecoupable royalties, (ii) nonrecoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, the FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through March 31, 2004, the Company has settled $21.6 million of the original claim amounts. As of March 31, 2004 and December 31, 2003, the Company had on deposit $10.7 million, including accrued interest, in an escrow account and had a corresponding obligation for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets as of March 31, 2004.

     On December 1, 2003, an administrative law judge issued a Partial Initial Decision denying the Company's request to allow any waiver or set-off from the refunds and stating that the Company must pay the FERC interest rate on the refund claims instead of the escrow interest rate. As of December 31, 2003, the Company had accrued an additional $1.5 million obligation for the difference between the escrow interest rate and the FERC interest rate. During the first quarter of 2004, the FERC overruled this administrative law judge's decision as it relates to the payment of interest and stated that the escrow interest rate is sufficient. As of March 31, 2004, the Company reversed the additional $1.5 million obligation that had been recorded for the difference between the escrow interest rate and the FERC interest rate. The Company intends to vigorously appeal the administrative law judge's decision denying waiver or set-off from the refunds and believes that the accrued obligations will be sufficient to resolve the remaining claims.

NOTE H. Income Per Share Before Cumulative Effect of Change in Accounting Principle

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

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three-month periods ended March 31, 2004 and 2003:

                                                                Three months ended
                                                                     March 31,
                                                               ---------------------
                                                                 2004         2003
                                                               --------     --------
                                                                   (in thousands)
     Weighted average common shares outstanding:
       Basic.............................................       118,719      116,743
       Dilutive common stock options (a).................         1,177        1,793
       Restricted stock awards...........................           368          139
                                                               --------     --------
       Diluted...........................................       120,264      118,675
                                                                =======     ========

---------------
(a) Common stock options to purchase 30,712 shares and 1,377,519 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the three-month periods ended March 31, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)




NOTE I.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina, Canada and Africa. Africa is primarily comprised of operations in Gabon, South Africa and Tunisia.

     The following tables provide the Company's interim geographic operating segment data for the three-month periods ended March 31, 2004 and 2003.
Geographic  operating  segment  income  tax  benefits   (provisions)  have  been
determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                                         United                                      Headquarters   Consolidated
                                         States    Argentina    Canada     Africa      and other        Total
                                        --------   ---------   --------   --------   ------------   ------------
                                                                   (in thousands)
Three months ended March 31, 2004:
  Revenues and other income:
   Oil and gas revenues..............   $357,308    $ 30,883   $ 18,219   $ 40,116      $     -       $ 446,526
   Interest and other................        -           -          -          -           1,735          1,735
   Gain (loss) on disposition
     of assets, net..................         51         -          -          -             (64)           (13)
                                         -------     -------    -------    -------       -------       --------
                                         357,359      30,883     18,219     40,116         1,671        448,248
                                         -------     -------    -------    -------       -------       --------
  Costs and expenses:
   Oil and gas production............     66,019       6,759      7,949      8,484           -           89,211
   Depletion, depreciation and
     amortization....................     97,371      12,542      7,475     16,396         2,715        136,499
   Exploration and abandonments......     53,556       3,550     12,976     10,424           -           80,506
   General and administrative........        -           -          -          -          18,329         18,329
   Accretion of discount on asset
     retirement obligations..........        -           -          -          -           1,966          1,966
   Interest..........................        -           -          -          -          21,576         21,576
   Other.............................        -           -          -          -             196            196
                                         -------     -------    -------    -------       -------       --------
                                         216,946      22,851     28,400     35,304        44,782        348,283
                                         -------     -------    -------    -------       -------       --------
  Income (loss) before income taxes..    140,413       8,032    (10,181)     4,812       (43,111)        99,965
  Income tax benefit (provision).....    (51,251)     (2,811)     3,843     (1,162)       11,604        (39,777)
                                         -------     -------    -------    -------       -------       --------
  Net income (loss)..................   $ 89,162    $  5,221   $ (6,338)  $  3,650      $(31,507)     $  60,188
                                         =======     =======    =======    =======       =======       ========

                                         United                                      Headquarters   Consolidated
                                         States    Argentina    Canada     Africa      and other        Total
                                        --------   ---------   --------   --------   ------------   ------------
                                                                   (in thousands)
Three months ended March 31, 2003:
  Revenues and other income:
   Oil and gas revenues..............   $239,251    $ 23,381   $ 22,367   $    -        $    -        $ 284,999
   Interest and other................        -           -          -          -           2,713          2,713
   Gain on disposition of assets,
     net.............................      1,246         -            1        -             179          1,426
                                         -------     -------    -------    -------       -------       --------
                                         240,497      23,381     22,368        -           2,892        289,138
                                         -------     -------    -------    -------       -------       --------
  Costs and expenses:
   Oil and gas production............     55,537       5,409      6,921        -             -           67,867
   Depletion, depreciation and
     amortization....................     52,858       8,326      6,551        -           2,314         70,049
   Exploration and abandonments......     17,787       3,044     11,327      3,709           -           35,867
   General and administrative........        -           -          -          -          15,481         15,481
   Accretion of discount on asset
     retirement obligations..........        -           -          -          -           1,094          1,094
   Interest..........................        -           -          -          -          22,491         22,491
   Other.............................        -           -          -          -           5,178          5,178
                                         -------     -------    -------    -------       -------       --------
                                         126,182      16,779     24,799      3,709        46,558        218,027
                                         -------     -------    -------    -------       -------       --------
  Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle...........    114,315       6,602     (2,431)    (3,709)      (43,666)        71,111
  Income tax benefit (provision).....    (40,010)     (2,311)       960      1,298        37,759         (2,304)
                                         -------     -------    -------    -------       -------       --------
  Income (loss) before cumulative
   effect of change in accounting
   principle.........................   $ 74,305    $  4,291   $ (1,471)  $ (2,411)     $ (5,907)     $  68,807
                                         =======     =======    =======    =======       =======       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)



NOTE J.     Pioneer USA

     Pioneer Natural Resources USA, Inc. ("Pioneer USA") is a wholly-owned subsidiary of the Company that has fully and unconditionally guaranteed certain debt securities of the Company. In accordance with practices accepted by the SEC, the Company has prepared Consolidating Condensed Financial Statements in order to quantify the assets and results of operations of Pioneer USA as a subsidiary guarantor. The following Consolidating Condensed Balance Sheets as of March 31, 2004 and December 31, 2003, and Consolidating Condensed Statements of Operations and Comprehensive Income and Consolidating Condensed Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003 present financial information for Pioneer Natural Resources Company as the Parent on a stand- alone basis (carrying any investments in subsidiaries under the equity method), financial information for Pioneer USA on a stand-alone basis (carrying any investment in non-guarantor subsidiaries under the equity method), financial information for the non-guarantor subsidiaries of the Company on a consolidated basis, the consolidation and elimination entries necessary to arrive at the information for the Company on a consolidated basis, and the financial information for the Company on a consolidated basis. Pioneer USA is not restricted from making distributions to the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                      CONSOLIDATING CONDENSED BALANCE SHEET
                              As of March 31, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                              Non-
                                                             Pioneer       Guarantor                    Consolidated
                                                 Parent        USA        Subsidiaries   Eliminations       Total
                                               ----------   -----------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................   $       19   $     1,063     $    7,940   $       -      $     9,022
  Other current assets, net.................    1,550,774    (1,248,898)       (88,185)          -          213,691
                                                ---------    ----------     ----------    ----------     ----------
       Total current assets.................    1,550,793    (1,247,835)       (80,245)          -          222,713
                                                ---------    ----------     ----------    ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
     Proved properties......................          -       3,549,681      1,520,052           -        5,069,733
     Unproved properties....................          -          24,492        152,088           -          176,580
  Accumulated depletion, depreciation and
    amortization............................          -      (1,302,712)      (505,756)          -       (1,808,468)
                                                ---------    ----------     ----------    ----------     ----------
       Total property, plant and equipment..          -       2,271,461      1,166,384          -         3,437,845
                                                ---------    ----------     ----------    ----------     ----------
Deferred income taxes.......................      193,555           -            5,032           -          198,587
Other property and equipment, net...........          -          24,349          4,121           -           28,470
Other assets, net...........................       14,325        18,147          8,197           -           40,669
Investment in subsidiaries..................    1,708,426       227,547            -      (1,935,973)           -
                                                ---------    ----------      ---------    ----------     ----------
                                               $3,467,099   $ 1,293,669     $1,103,489   $(1,935,973)   $ 3,928,284
                                                =========    ==========      =========    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................   $   42,740   $   349,439     $   71,399   $       -      $   463,578
Long-term debt..............................    1,456,695           -              -             -        1,456,695
Other liabilities...........................        1,546       269,822        (34,016)          -          237,352
Deferred income taxes.......................          -             -           12,832           -           12,832
Stockholders' equity........................    1,966,118       674,408      1,053,274    (1,935,973)     1,757,827
Commitments and contingencies
                                                ---------    ----------      ---------    ----------     ----------
                                               $3,467,099   $ 1,293,669     $1,103,489   $(1,935,973)   $ 3,928,284
                                                =========    ==========      =========    ==========     ==========

                      CONSOLIDATING CONDENSED BALANCE SHEET
                             As of December 31, 2003
                                 (in thousands)

                                                                              Non-
                                                             Pioneer       Guarantor                    Consolidated
                                                 Parent        USA        Subsidiaries   Eliminations       Total
                                               ----------   -----------   ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................   $      369   $     4,225     $   14,705   $       -      $    19,299
  Other current assets, net.................    1,654,575    (1,354,256)      (114,503)          -          185,816
                                                ---------    ----------      ---------    ----------     ----------
       Total current assets.................    1,654,944    (1,350,031)       (99,798)          -          205,115
                                                ---------    ----------      ---------    ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the
   successful efforts method of accounting:
     Proved properties......................          -       3,508,365      1,475,193           -        4,983,558
     Unproved properties....................          -          25,460        154,365           -          179,825
  Accumulated depletion, depreciation and
    amortization............................          -      (1,208,700)     (467,436)           -       (1,676,136)
                                                ---------    ----------      ---------    ----------     ----------
       Total property, plant and equipment..          -       2,325,125      1,162,122           -        3,487,247
                                                ---------    ----------      ---------    ----------     ----------
Deferred income taxes.......................      190,492           -            1,852           -          192,344
Other property and equipment, net...........          -          23,890          4,190           -           28,080
Other assets, net...........................       14,836        17,076          6,874           -           38,786
Investment in subsidiaries..................    1,604,534       167,515            -      (1,772,049)           -
                                                ---------    ----------      ---------    ----------     ----------
                                               $3,464,806   $ 1,183,575     $1,075,240   $(1,772,049)   $ 3,951,572
                                                =========    ==========      =========    ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities.........................   $   29,978   $   347,720     $   52,054   $      -       $   429,752
Long-term debt..............................    1,555,461           -              -            -         1,555,461
Other liabilities...........................          -         226,055        (31,589)         -           194,466
Deferred income taxes.......................          -             -           12,121          -            12,121
Stockholders' equity........................    1,879,367       609,800      1,042,654    (1,772,049)     1,759,772
Commitments and contingencies
                                                ---------    ----------      ---------    ----------     ----------
                                               $3,464,806   $ 1,183,575     $1,075,240   $(1,772,049)   $ 3,951,572
                                                =========    ==========      =========    ==========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    For the Three Months Ended March 31, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                          Non-       Consolidated
                                                            Pioneer    Guarantor      Income Tax                 Consolidated
                                                 Parent       USA     Subsidiaries     Provision   Eliminations      Total
                                                --------   --------   ------------   ------------  ------------  -------------
Revenues and other income:
   Oil and gas................................  $     -    $330,303    $ 116,223       $    -        $     -       $ 446,526
   Interest and other.........................        69        811          855            -              -           1,735
   Gain (loss) on disposition of assets, net..        -          89         (102)           -              -             (13)
                                                 -------    -------     --------        -------       --------      --------
                                                      69    331,203      116,976            -              -         448,248
                                                 -------    -------     --------        -------       --------      --------
Costs and expenses:
   Oil and gas production.....................       -       60,360       28,851            -              -          89,211
   Depletion, depreciation and amortization...       -       96,309       40,190            -              -         136,499
   Exploration and abandonments...............       -       47,789       32,717            -              -          80,506
   General and administrative.................       411     14,807        3,111            -              -          18,329
   Accretion of discount on asset
     retirement obligations...................       -        1,512          454            -              -           1,966
   Interest...................................     6,823     14,426          327            -              -          21,576
   Equity income from subsidiaries............  (103,862)    (4,160)         -              -          108,022           -
   Other......................................       -       (1,181)       1,377            -              -             196
                                                 -------    -------     --------        -------       --------      --------
                                                 (96,628)   229,862      107,027            -          108,022       348,283
                                                 -------    -------     --------        -------       --------      --------
Income before income taxes....................    96,697    101,341        9,949            -         (108,022)       99,965
Income tax provision..........................       -          -         (3,268)       (36,509)          -          (39,777)
                                                 -------    -------     --------        -------       --------      --------
Net income....................................    96,697    101,341        6,681        (36,509)      (108,022)       60,188
Other comprehensive income (loss):
   Net deferred hedge losses, net of tax:
     Net deferred hedge losses................       -     (111,230)      (6,162)           -              -        (117,392)
     Tax benefits related to net deferred
       hedge losses...........................       -          -            167         31,704            -          31,871
     Net hedge losses included in net income..       -       24,367        6,405            -              -          30,772
   Translation adjustment.....................       -          -         (2,241)           -              -          (2,241)
                                                 -------    -------     --------         ------       --------      --------
Comprehensive income..........................  $ 96,697   $ 14,478    $   4,850       $ (4,805)     $(108,022)    $   3,198
                                                 =======    =======     ========        =======       ========      ========

                                       22

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                    For the Three Months Ended March 31, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                             Non-
                                                              Pioneer     Guarantor                    Consolidated
                                                   Parent       USA      Subsidiaries   Eliminations       Total
                                                  --------   ---------   ------------   ------------   ------------
Revenues and other income:
   Oil and gas...............................     $    -     $ 214,715     $  70,284      $    -        $  284,999
   Interest and other........................          -           786         1,927           -             2,713
   Gain on disposition of assets, net........          -         1,230           196           -             1,426
                                                   -------    --------      --------       -------       ---------
                                                       -       216,731        72,407           -           289,138
                                                   -------    --------      --------       -------       ---------
Costs and expenses:
   Oil and gas production....................          -        50,529        17,338           -            67,867
   Depletion, depreciation and amortization..          -        51,830        18,219           -            70,049
   Exploration and abandonments..............          -        19,792        16,075           -            35,867
   General and administrative................          295      12,310         2,876           -            15,481
   Accretion of discount on asset
     retirement obligations..................          -           857           237           -             1,094
   Interest..................................        5,081      17,192           218           -            22,491
   Equity (income) loss from subsidiaries....      (89,626)      5,454           -          84,172             -
   Other.....................................           30         813         4,335           -             5,178
                                                   -------    --------      --------       -------       ---------
                                                   (84,220)    158,777        59,298        84,172         218,027
                                                   -------    --------      --------       -------       ---------
Income before income taxes and cumulative
   effect of change in accounting
   principle.................................       84,220      57,954        13,109       (84,172)         71,111
Income tax provision.........................          -           -          (2,304)          -            (2,304)
                                                   -------    --------      --------       -------       ---------
Income before cumulative effect of change
   in accounting principle...................       84,220      57,954        10,805       (84,172)         68,807
Cumulative effect of change in accounting
   principle, net of tax.....................          -        11,859         3,554           -            15,413
                                                   -------    --------      --------       -------       ---------
Net income...................................       84,220      69,813        14,359       (84,172)         84,220
Other comprehensive income (loss):
   Net deferred hedge losses, net of tax:
     Net deferred hedge losses...............          -      (103,549)      (12,615)          -          (116,164)
     Tax benefits related to net deferred
       hedge losses..........................          -           -            (268)          -              (268)
     Net hedge losses included in net income.          -        44,444         5,919           -            50,363
   Translation adjustment....................          -           -          12,192           -            12,192
                                                  --------    --------      --------       -------       ---------
Comprehensive income.........................     $ 84,220   $  10,708     $  19,587      $(84,172)     $   30,343
                                                   =======    ========      ========       =======       =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2004
                                 (in thousands)
                                   (Unaudited)

                                                                                    Non-
                                                                    Pioneer      Guarantor     Consolidated
                                                         Parent       USA       Subsidiaries       Total
                                                       ---------   ---------    ------------   ------------
Cash flows from operating activities:
 Net cash provided by operating activities.........    $  86,721   $ 109,212      $  57,697       $ 253,630
                                                        --------    --------       --------        --------
Cash flows from investing activities:
 Proceeds from disposition of assets...............          -           285            -               285
 Additions to oil and gas properties...............          -      (106,430)       (60,796)       (167,226)
 Other property additions, net.....................          -        (3,612)        (1,748)         (5,360)
                                                         --------   --------       --------        --------
    Net cash used in investing activities..........          -      (109,757)       (62,544)       (172,301)
                                                         --------   --------       --------        --------
Cash flows from financing activities:
 Borrowings under long-term debt...................       56,083         -              -            56,083
 Principal payments on long-term debt..............     (146,083)        -              -          (146,083)
 Payment of other liabilities......................          -        (2,617)        (1,738)         (4,355)
 Purchase of treasury stock........................       (5,566)        -              -            (5,566)
 Exercise of long-term incentive plan stock
   options.........................................        8,495         -              -             8,495
                                                        --------    --------       --------        --------
    Net cash used in financing activities..........      (87,071)     (2,617)        (1,738)        (91,426)
                                                        --------    --------       --------        --------
Net decrease in cash and cash equivalents..........         (350)     (3,162)        (6,585)        (10,097)
Effect of exchange rate changes on cash and
  cash equivalents.................................          -           -             (180)           (180)
Cash and cash equivalents, beginning of period.....          369       4,225         14,705          19,299
                                                        --------    --------       --------        --------
Cash and cash equivalents, end of period...........    $      19   $   1,063      $   7,940       $   9,022
                                                        ========    ========       ========        ========

                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2003
                                 (in thousands)
                                   (Unaudited)

                                                                                    Non-
                                                                    Pioneer      Guarantor     Consolidated
                                                         Parent       USA       Subsidiaries       Total
                                                       ---------   ---------    ------------   ------------
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities......................................    $(106,957)  $ 198,841      $  44,905       $  136,789
                                                        --------    --------       --------        ---------
Cash flows from investing activities:
 Proceeds from disposition of assets...............           -       15,472             81           15,553
 Additions to oil and gas properties...............           -     (204,983)       (47,770)        (252,753)
 Other property (additions) dispositions, net......           -       (2,358)            77           (2,281)
                                                         --------   --------       --------        ---------
    Net cash used in investing activities..........           -     (191,869)       (47,612)        (239,481)
                                                         --------   --------       --------        ---------
Cash flows from financing activities:
 Borrowings under long-term debt...................       116,628        -              -            116,628
 Principal payments on long-term debt..............       (15,000)       -              -            (15,000)
 Payment of other liabilities......................           -       (6,292)           (88)          (6,380)
 Exercise of long-term incentive plan stock
   options.........................................         5,346        -              -              5,346
                                                         --------   --------       --------        ---------
    Net cash provided by (used in) financing
      activities...................................       106,974     (6,292)           (88)         100,594
                                                         --------   --------       --------        ---------
Net increase (decrease) in cash and cash
  equivalents......................................            17        680         (2,795)          (2,098)
Effect of exchange rate changes on cash and
  cash equivalents.................................           -          -              466              466
Cash and cash equivalents, beginning of period.....             6      1,783          6,701            8,490
                                                         --------   --------       --------        ---------
Cash and cash equivalents, end of period...........    $       23  $   2,463      $   4,372       $    6,858
                                                        =========   ========       ========        =========

                                       24

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                                   (Unaudited)


NOTE K.     Subsequent Events

     Permian Basin acquisition. On April 1, 2004, the Company completed the acquisition of various working interests in approximately 600 Spraberry field oil wells, 400 of which were already operated by the Company. The total purchase price of this acquisition was $19.7 million, including normal purchase adjustments.

     Proposed merger with Evergreen Resources, Inc. On May 3, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evergreen Resources, Inc. ("Evergreen"), a publicly traded independent oil and gas company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas.
Evergreen is based in Denver, Colorado and is one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado and its recently acquired producing properties in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer (the "Proposed Merger").

     In accordance with the Merger Agreement, holders of 44 million shares of Evergreen common stock will have the right to receive an aggregate of approximately 25 million shares of Pioneer common stock (with related stockholders rights) and a total of approximately $850 million in cash. This represents a price per Evergreen share of $39.00 (based on Pioneer's last reported sale price on May 3, 2004 of $33.52 per share). Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) .58175 shares of Pioneer common stock and $19.50 in cash. Evergreen stockholders who do not make an election will receive .58175 shares of Pioneer common stock and $19.50 in cash per Evergreen share. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be as set forth in the first sentence of this paragraph.

     In addition, Evergreen will seek to sell its Kansas assets before the closing date of the Proposed Merger. Evergreen stockholders will receive an additional cash payment of the greater of (i) $.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the Proposed Merger, or (ii) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger.

     The Company intends to file with the SEC a Registration Statement on Form S-4 relating to the shares of Pioneer common stock to be issued in the Proposed Merger. A portion of such registration statement will constitute a proxy statement/prospectus to be submitted to the stockholders of Evergreen's common stock and the Company's common stock for special meetings to be held by each company's stockholders in connection with the Proposed Merger. It is expected that such proxy statement/prospectus will be mailed to all stockholders during the third quarter of 2004, and that such meeting will be held, and the Proposed Merger will be consummated, during the second half of 2004. Since meetings of both Evergreen's and Pioneer's stockholders are required in connection with the Proposed Merger, in addition to a number of other conditions, there can be no assurance that the Proposed Merger will occur.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information included in Item 2 and Item 3 of this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, and the business prospects of the Company, are subject to a number of risks and uncertainties which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, international operations and associated international political and economic instability, government regulation or action, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves or implement its business plans, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data and environmental risks, acts of war and terrorism. These and other risks are described in the Company's 2003 Annual Report on Form 10-K that is available from the SEC.

Financial and Operating Performance

     The Company's financial and operating performance for the first quarter of 2004 included the following highlights:
       o A 57% increase in oil and gas revenue over that of the first quarter of 2003, resulting from increases in commodity prices and volumes sold, as further described below.
       o Growth in the Company's deepwater Gulf of Mexico sales volumes, including initial production from the Harrier field during January 2004.
       o Higher than anticipated Argentine oil and gas sales volumes, primarily due to strong gas demand throughout their summer season.
       o Higher than anticipated South African oil sales due to one additional cargo shipment during the quarter.
       o An 85 percent increase in net cash provided by operating activities, as compared to the first quarter of 2003, primarily resulting from increased oil and gas sales.
       o A $.10 per common share semiannual dividend declared by the board of directors, payable on April 13, 2004 to shareholders of record on March 29, 2004.
       o Rating agencies upgrade of the Company to investment grade status in response to improved financial position and earnings trends, along with other factors specific to the Company.

     The Company recorded net income of $60.2 million ($.50 per diluted share) for the three months ended March 31, 2004, as compared to net income of $84.2 million ($.71 per diluted share) for the same period in 2003, including a $15.4 million benefit from the cumulative effect of change in accounting principle, net of tax, associated with the Company's adoption of SFAS 143 on January 1, 2003. See Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143. Income before income taxes and cumulative effect of change in accounting principle increased by $28.9 million, or 41 percent, during the first quarter of 2004 as compared to that of the first quarter of 2003. However, as a result of the increase in earnings and the reversal of the Company's United States deferred tax asset valuation allowances during the third quarter of 2003, the Company's income tax provision increased by $37.5 million in the first-quarter-2004 to first-quarter-2003 comparison.

     The Company's net cash provided by operating activities was $253.6 million for the three months ended March 31, 2004, representing an increase of $116.8 million, as compared to net cash provided by operating activities of $136.8 million for the same period in 2003. During the three months ended March 31, 2004, the Company used its net cash provided by operating activities to fund $167.2 million of additions to oil and gas properties and, together with a decease in cash on hand, to repay $90.0 million of long-term borrowings under the Company's $700 million revolving credit agreement (the "Revolving Credit Agreement").

Proposed Merger with Evergreen Resources, Inc.

     As described in Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", on May 3, 2004, the Company entered into the Merger Agreement with Evergreen, a publicly traded independent oil and gas company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas.

Evergreen's operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado and its recently acquired producing properties in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary. The Merger Agreement provides for a merger by which Evergreen will become a subsidiary of Pioneer.

     Proposed purchase terms. In accordance with the Merger Agreement, holders of 44 million shares of Evergreen common stock will have the right to receive an aggregate of approximately 25 million shares of Pioneer common stock (with related stockholders rights) and a total of approximately $850 million in cash. This represents a price per Evergreen share of $39.00 (based on Pioneer's last reported sale price on May 3, 2004 of $33.52 per share). Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) .58175 shares of Pioneer common stock and $19.50 in cash. Evergreen stockholders who do not make an election will receive .58175 shares of Pioneer common stock and $19.50 in cash per Evergreen share. All holders of unvested restricted stock under Evergreen's stock- based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be as set forth in the first sentence of this paragraph.

     In addition, Evergreen will seek to sell its Kansas assets before the closing date of the Proposed Merger. Evergreen stockholders will receive an additional cash payment of the greater of (i) $.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the Proposed Merger, or (ii) the gross proceeds less transaction costs from the sale of the Kansas properties to a third party that closes before the closing date of the Proposed Merger.

     Strategic rationale. Pioneer's business strategy for sustaining above average growth in per share value is predicated on the leveraging of its long-lived foundation assets. Those foundation assets generate dependable operating cash flows while requiring relatively low amounts of maintenance capital. As a result, the Company's foundation assets provide free cash flows (i.e., operating cash flows after maintenance capital expenditures) that finance investments in high-impact, high-return exploration and acquisition opportunities, such as the Company's investments in the deepwater Gulf of Mexico, Alaska, South Africa, Tunisia and Gabon. The Proposed Merger offers an opportunity for the Company to rebalance its portfolio of long-lived foundation assets with the addition of Evergreen's onshore producing asset base and low-risk development drilling program. Additionally, the Company's decision to pursue the Proposed Merger was positively impacted by the compatible technical and corporate cultures of Pioneer and Evergreen, Evergreen's substantial acreage position in key growth basins of the United States Rockies area and the opportunity to leverage Evergreen's technical expertise in the area of coal bed methane operations.

     Liquidity and capital structure. The completion of the Proposed Merger is expected to result in a short-term increase of approximately $1.2 billion in the Company's long-term debt, comprised of the funding of $850 million in cash consideration paid, approximately $30 million of transaction costs associated with the Proposed Merger, approximately $15 million to fund the purchase of Evergreen's Kansas assets if Evergreen is unable to sell those assets prior to closing the Proposed Merger and the assumption of (i) $100 million of Evergreen
4.75 percent convertible senior subordinated bonds that are callable in December 2006 and (ii) $200 million of Evergreen 5.875 percent senior subordinated bonds due in 2012. The Company intends to finance the cash costs of the Proposed Merger with a new $900 million, 364-day senior unsecured revolving credit facility (the "364-day Facility"), the terms of which will essentially mirror those of the Company's Revolving Credit Agreement, including the bearing of a variable annual rate of interest equal to the 6-month LIBOR rate plus a 100 basis point LIBOR margin. The Company also intends to exercise its option under the Revolving Credit Agreement allowing an increase in the facility's borrowing commitment to $1 billion. During the one-year period subsequent to the closing of the Proposed Merger, the Company may repay the 364-day Facility with available operating cash flows, available commitments under the Revolving Credit Agreement or any combination of those or other available capital sources.

     The completion of the Proposed Merger is expected to increase the Company's stockholders' equity by approximately $900 million as a result of the associated issuance of approximately 25 million shares of Pioneer common stock. The Company's ratio of debt to book capitalization is expected to approximate 47 percent immediately after the Proposed Merger closes in the latter part of 2004.

     The Company has targeted a ratio of debt to book capitalization of 40 percent or less by the end of 2005. To achieve this target, the Company intends to implement an aggressive commodity hedging program of Pioneer's and Evergreen's 2004 and 2005 forecasted oil and gas production. The Company began implementing this program prior to the announcement of the Proposed Merger, utilizing commodity swap contracts entered into with highly-rated financial institution counterparties. Consistent with this program, Evergreen has hedged approximately 75 percent of its 2004 and 2005 forecasted gas production. The Company has hedged approximately 35 percent and 45 percent of its remaining forecasted 2004 worldwide liquids and North American gas production, respectively, and 30 percent of its forecasted 2005 worldwide liquids and North American gas production. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for more information regarding the Company's commodity hedge positions.

     Regulatory and shareholders approvals. The Company intends to file with the SEC a Registration Statement on Form S-4 relating to the shares of Pioneer common stock to be issued in the Proposed Merger. A portion of such registration statement will constitute a proxy statement/prospectus to be submitted to the stockholders of Evergreen's common stock and the Company's common stock for special meetings to be held by each company's stockholders in connection with the Proposed Merger. It is expected that such proxy statement/prospectus will be mailed to all stockholders during the third quarter of 2004, and that such meeting will be held, and the Proposed Merger will be consummated, during the second half of 2004. Since meetings of both Evergreen's and Pioneer's stockholders are required in connection with the Proposed Merger, in addition to a number of other conditions, there can be no assurance that the Proposed Merger will occur.

Drilling Highlights

     During the first quarter of 2004, the Company incurred $164.1 million of finding and development costs including $102.0 million for exploration activities, $55.7 million for development activities and $6.4 million for acquisitions. The majority of the Company's exploration and development expenditures was spent on drilling wells, acquiring seismic data and constructing infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the three months ended March 31, 2004:

                                                          Development Drilling
                              ------------------------------------------------------------------------
                              Beginning Wells     Wells    Successful     Unsuccessful    Ending Wells
                                in Progress       Spud        Wells           Wells       In Progress
                              ---------------    ------    ----------    -------------    ------------

Gulf of Mexico/Gulf Coast.....        3              4            1              -               6
Permian Basin.................      -               29           25              -               4
Mid-Continent.................       25             21           30              -              16
                                  -----           ----        -----           ----           -----
       Total Domestic.........       28             54           56              -              26

Argentina.....................        3              8            7              -               4
Canada........................        6              3            7              -               2
Africa .......................        -              1            -              -               1
                                  -----           ----        -----           ----           -----
       Total Worldwide........       37             66           70              -              33
                                  =====           ====        =====           ====           =====

                                                    Exploration/Extension Drilling
                              ------------------------------------------------------------------------
                              Beginning Wells     Wells    Successful     Unsuccessful    Ending Wells
                                in Progress       Spud        Wells            Wells       In Progress
                              ---------------    ------    ----------    -------------    ------------
Gulf of Mexico/Gulf Coast....         6              1            2              3               2
Mid-Continent................         2              -            -              -               2
Alaska.......................         3              -            -              -               3
                                  -----           ----        -----           ----           -----
     Total Domestic..........        11              1            2              3               7

Argentina....................        10              6            4              1              11
Canada.......................        11             35           19             18               9
Africa.......................         2              5            1              4               2
                                  -----           ----        -----           ----           -----
     Total Worldwide.........        34             47           26             26              29
                                  =====           ====        =====           ====           =====

     Domestic. The Company spent $99.3 million during the first quarter of 2004 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Alaska, Permian Basin and Mid-Continent areas of the United States.

     Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $69.7 million of acquisition, drilling and seismic capital. In the deepwater Gulf of Mexico, the Company completed one development project, had development activities on two significant projects underway and had three significant exploration wells being drilled during the first quarter of 2004.

o Falcon Area - During the first quarter of 2003, the Company drilled its Harrier discovery, which was completed as a one-well subsea tie-back to the Falcon field facilities and placed on production in January 2004. In addition, during the third quarter of 2003, the Company successfully drilled the Tomahawk and Raptor prospects, which are being developed as single-well subsea tie-backs to the Falcon field facilities. To accommodate the incremental production from Harrier, Tomahawk and Raptor as well as potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon platform on the Gulf of Mexico shelf has been added, doubling its capacity to 400 MMcf of gas per day. The Tomahawk and Raptor discoveries are expected to start production during the latter half of the second quarter of 2004. In addition, the Company may drill an additional Falcon area exploration prospect during the fourth quarter of 2004.

o Devils Tower Area - The Dominion-operated Devils Tower development project was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The spar has slots for eight dry tree wells and up to two subsea tie-back risers and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Eight Devils Tower wells and three subsea tie-back wells in the Triton and Goldfinger fields have been drilled and are awaiting completion. Subsequent to quarter-end, completion operations on the first Devils Tower well were commenced and production began in early May. Production will increase as the wells are individually completed from the spar. The Company holds a 25 percent working interest in each of the above projects.

     In addition to the development projects above in the deepwater Gulf of Mexico, the Company participated in three sub-salt deepwater prospects during the first quarter of 2004 exposing the Company to significant reserve potential, two of which were noncommercial. The operator of the third prospect is conducting open-hole evaluations to assess the rock and fluid properties and structural position of the well. Project sanctioning of the Company's Ozona Deep discovery is expected to be completed during the latter part of 2004.

     The Company's joint exploration agreement with Woodside Energy (USA), Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, has been extended for an additional year through 2005 over the shallow-water Texas shelf region of the Gulf of Mexico. The Midway prospect, the fourth well drilling under this partnership, encountered 30 feet of net gas pay and is expected to be tied back to an existing production platform with first production anticipated during the second half of 2004. Three other intervals with an additional 60 feet of gas bearing sands were also encountered and will require additional analysis to determine future commercial potential. The Company has a 37.5 percent working interest in this well. The four additional wells to be drilled under the agreement, were mutually agreed to be deferred until more technical work can be performed on the prospects by both companies. Additionally, the Company and Woodside are evaluating shallower gas prospects on the Gulf of Mexico shelf for possible inclusion in the 2004 drilling program.

     Alaska area. The Company spent $8.3 million of acquisition and seismic capital to add to its leasehold position and to acquire seismic data over the newly acquired acreage. During the fourth quarter of 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. Associated therewith, the Company drilled three exploratory wells during 2003 to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil- bearing Jurassic-aged sands, and the first well flowed at a rate of approximately 1,300 barrels per day. In January 2004, the Company farmed-into a large acreage block to the southwest of the Company's discovery. During the remainder of 2004, the Company plans to analyze seismic data and technical information from other wells drilled southwest of its discovery and evaluate the feasibility of potential development options.

     Permian Basin area. The Company spent $11.0 million of capital during the first quarter of 2004 primarily on development drilling in the Spraberry oil trend where the Company plans to drill approximately 100 wells during 2004. Included in the capital spent during the first quarter of 2004 was a $1.0 million deposit related to the acquisition of various working interests in approximately 600 Spraberry oil wells, 400 of which were already operated by the Company. On April 1, 2004, the Company consummated this transaction for an additional $18.7 million paid at closing.

     Mid-Continent area. The Company spent $10.3 million of capital during the first quarter of 2004 primarily in the West Panhandle field in Texas where the Company plans to drill approximately 110 wells during 2004. The Company also plans to drill approximately 20 wells this year in the Hugoton field in Kansas.

     Argentina. The Company spent $22.8 million of acquisition, drilling and seismic capital during the first quarter of 2004. With the economic environment in Argentina stabilizing and the potential for improvements in future gas prices, the Company has doubled its capital budget in Argentina for 2004.

     The Company's drilling activities in Argentina continue to confirm the presence of significant deep gas reserves. First quarter 2004 Argentine gas production was the highest summer production in the segment's history and Pioneer expects to complete the expansion of its Loma Negra gas plant in Argentina over the next few months, increasing plant capacity by 25 percent as demand peaks during the winter months in Argentina. The Company is also acquiring additional 3-D seismic in support of future Argentine drilling plans.

     Canada. The Company spent $27.4 million of acquisition, drilling and seismic capital during the first quarter of 2004, primarily in the Chinchaga, Martin Creek and Lookout Butte areas that are mainly accessible for drilling during the winter months.

     Africa. The Company spent $14.6 million of acquisition, drilling and seismic capital during the first quarter of 2004 in South Africa, Tunisia and Gabon.

     South Africa. Near the end of the first quarter of 2004, the Company began drilling a water injection well at the Sable field in an attempt to enhance production. The production impact of the water injection well is not expected to be known until later in 2004. The Company also continues to evaluate the potential to develop its large quantity of gas reserves by attempting to establish a contract to supply gas to an existing synthetic fuels plant.

     Tunisia. The Company spent $1.5 million of capital during the first quarter of 2004, primarily to place its most recent discovery, Hawa, on production. During 2004, the Company plans to drill one to two exploration wells on the Company-operated El Hamra permit, a development well at Hawa and another exploration well on the ENI-operated Adam concession.

     Gabon. The Company spent $12.7 million of capital during the first quarter of 2004 to drill five exploration wells, one of which was successful in extending the planned development area to the south. The remaining four wells, although unsuccessful and expensed as dry holes, were helpful in defining the future development of the oil rim. The Company is currently in the process of completing the plan of development to be filed with the government late in the second quarter of 2004. If approved, development operations will commence with first production expected in 2006.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $446.5 million for the three months ended March 31, 2004, compared to $285.0 million for the same period in 2003. The increase in oil and gas revenues during the first quarter of 2004 as compared to the first quarter of 2003 is principally attributable to (i) increased gas production from the Company's deepwater Gulf of Mexico projects, including a full quarter of production from the Company's Falcon field that first produced during March 2003, incremental Falcon production attributable to the March 28, 2003 purchase of the remaining 25 percent interest in the field and initial production in January 2004 from the Harrier field in the deepwater Gulf of Mexico; (ii) oil production from the Company's Tunisian and South African projects which first began producing operations during the second and third quarters of 2003, respectively; (iii) increased oil, NGL and gas production from the Company's Argentine assets, primarily due to strengthening demand fundamentals in the country; and (iv) increases in the Company's reported oil, NGL and gas prices including the results of hedging activities.

     The following table provides the Company's average daily production volumes and average reported prices, including the results of hedging activities, by geographic area and in total, for the three-month periods ended March 31, 2004 and 2003:

                                                                 Three months ended
                                                                      March 31,
                                                               ----------------------
                                                                 2004          2003
                                                               --------     ---------
         Average daily production:
            Oil (Bbls):
              United States.................................     24,971        24,086
              Argentina.....................................      8,628         7,673
              Canada........................................        100           135
              Africa........................................     14,034           -
              Worldwide.....................................     47,733        31,894
            NGLs (Bbls):
              United States.................................     20,936        20,024
              Argentina.....................................      1,424         1,130
              Canada........................................      1,046           879
              Worldwide.....................................     23,406        22,033
            Gas (Mcf):
              United States.................................    550,480       339,598
              Argentina.....................................     97,818        66,633
              Canada........................................     40,019        40,876
              Worldwide.....................................    688,317       447,107
            Total (BOE):
              United States.................................    137,653       100,708
              Argentina.....................................     26,355        19,909
              Canada........................................      7,816         7,827
              Africa........................................     14,034           -
              Worldwide.....................................    185,858       128,444
         Average reported prices:
            Oil (per Bbl):
              United States.................................   $  26.67      $  25.85
              Argentina.....................................   $  27.93      $  25.61
              Canada........................................   $  35.00      $  31.81
              Africa........................................   $  31.41      $    -
              Worldwide.....................................   $  28.31      $  25.82
            NGLs (per Bbl):
              United States.................................   $  21.52      $  21.63
              Argentina.....................................   $  29.16      $  24.27
              Canada........................................   $  26.51      $  27.51
              Worldwide.....................................   $  22.21      $  22.00
            Gas (per Mcf):
              United States.................................   $   5.11      $   4.72
              Argentina.....................................   $    .58      $    .54
              Canada........................................   $   4.22      $   5.38
              Worldwide.....................................   $   4.41      $   4.16

     On a BOE basis, worldwide average daily production increased by 45 percent during the three months ended March 31, 2004, as compared to the same period in 2003. During the first quarter of 2004, as compared to the first quarter of 2003, worldwide oil production increased 50 percent; NGL production increased by six percent; and gas production increased by 54 percent. Per BOE average daily production, on a first-quarter to first-quarter comparison, increased by 37 percent and 32 percent in the United States and Argentina, respectively, while production in Canada decreased by a negligible amount. Production from the Company's Tunisian and South African oil projects began during the second and third quarters of 2003, respectively.

     As discussed above, oil and gas revenues for the three months ended March 31, 2004 were positively impacted by commodity price increases. Comparing the first quarter of 2004 to the same period in 2003, the Company's average worldwide oil price increased ten percent, average worldwide NGL price increased one percent and average worldwide gas price increased six percent.

     Second quarter 2004 production is expected to average 180,000 to 195,000 BOEs per day, reflecting the incremental production expected from Devils Tower, Tomahawk and Raptor, the variability of oil cargo shipments in Tunisia and South Africa, and the seasonal increase in gas demand during Argentina's winter season.

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the first quarter of 2004, the Company's commodity price hedges decreased oil and gas revenues by $30.7 million as compared to $50.4 million of commodity hedge losses during the same period in 2003. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three-month periods ended March 31, 2004 and 2003.

     Subsequent to March 31, 2004, the Company entered into new swap contracts to hedge (i) 6,189 Bbls per day of the nine months ended December 31, 2004 oil sales at a weighted average fixed price per Bbl of $36.74, (ii) 10,000 Bbls per day of 2005 oil sales at a weighted average fixed price per Bbl of $33.14, (iii) 30,000 Mcf per day of July through December 2004 gas sales at a weighted average fixed price per MMBtu of $6.42 and (iv) 114,904 Mcf per day of 2005 gas sales at a weighted average fixed price per MMBtu of $5.54. See "Proposed Merger with Evergreen Resources, Inc. - Liquidity and capital structure", for information regarding the Company's hedge program.

     Oil and gas production costs. During the three months ended March 31, 2004, total production costs per BOE averaged $5.27, representing a decrease of $.60 per BOE, or ten percent, as compared to total production costs per BOE of $5.87 during the first quarter of 2003. Lease operating expenses and workover expenses represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

     The decrease in total production costs per BOE during the first quarter of 2004, as compared to the first quarter of 2003, is primarily comprised of decreases in production taxes and field fuel costs resulting from a $.42 per Mcf decrease in realized gas prices excluding hedge results.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the three-month periods ended March 31, 2004 and 2003:

                                                        Three months ended
                                                             March 31,
                                                       -------------------
                                                         2004        2003
                                                       -------     -------
       Lease operating expense.....................    $  3.36     $  3.35
       Taxes:
          Production...............................        .58         .84
          Ad valorem...............................        .46         .48
       Field fuel expenses.........................        .65        1.00
       Workover costs..............................        .22         .20
                                                        ------       -----
          Total production costs...................    $  5.27     $  5.87
                                                        ======      ======

                                                        Three months ended
                                                             March 31,
                                                       -------------------
                                                         2004        2003
                                                       -------     -------
       Total production costs:
          United States............................    $  5.27     $  6.13
          Argentina................................    $  2.82     $  3.02
          Canada...................................    $ 11.18     $  9.82
          Africa ..................................    $  6.64     $   -
          Worldwide................................    $  5.27     $  5.87

       Based on market-quoted commodity prices during April 2004, the Company expects second quarter 2004 production costs to average $5.20 to $5.70 per BOE.

     Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $8.07 and $6.06 for the three-month periods ended March 31, 2004 and 2003, respectively. Depletion expense per BOE, the largest component of depletion, depreciation and amortization, increased to $7.91 per BOE during the three months ended March 31, 2004, as compared to $5.86 per BOE during the same period in 2003, primarily due to increases in higher cost-basis deepwater Gulf of Mexico, Tunisian and South African production volumes.

     The following table provides the Company's depletion expense per BOE by geographic area for the three-month periods ended March 31, 2004 and 2003:

                                                       Three months ended
                                                            March 31,
                                                      -------------------
                                                        2004        2003
                                                      -------     -------
       Depletion expense:
          United States...........................    $  7.77     $  5.83
          Argentina...............................    $  5.23     $  4.65
          Canada..................................    $ 10.51     $  9.30
          Africa .................................    $ 12.84     $   -
          Worldwide...............................    $  7.91     $  5.86

     The Company expects second quarter 2004 depletion, depreciation and amortization expense to average $8.00 to $8.50 per BOE.

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $80.5 million during the three months ended March 31, 2004, as compared to $35.9 million during the same period in 2003. The increase in exploration, abandonments, geological and geophysical expense during the first quarter of 2004 as compared to the same period of 2003 is comprised of a $31.0 million increase in dry hole expense, an $11.4 million increase in geological and geophysical expenses and a $2.2 million increase in leasehold abandonments and other exploration expenses. Significant components of the Company's dry hole expense during the first quarter of 2004 included $26.4 million and $10.7 million on the Company's deepwater Gulf of Mexico Juno and Myrtle Beach prospects, respectively, and $6.4 million and $2.8 million on the Company's Olowi and Dentale prospects, respectively, in Gabon. During the first quarter of 2004, the Company completed and evaluated 52 exploration/extension wells, 26 of which were successfully completed as discoveries.

     The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three-month periods ended March 31, 2004 and 2003:

                                                                                      Africa
                                                  United                                and
                                                  States     Argentina     Canada      Other      Total
                                                  -------    ---------    --------    -------    --------
                                                                        (in thousands)
       Three months ended March 31, 2004:
         Geological and geophysical............   $15,769     $ 3,130     $  1,147    $ 1,733    $ 21,779
         Exploratory dry holes.................    36,968         405        8,170      8,684      54,227
         Leasehold abandonments and other......       819          15        3,659          7       4,500
                                                   ------      ------      -------     ------     -------
                                                  $53,556     $ 3,550     $ 12,976    $10,424    $ 80,506
                                                   ======      ======      =======     ======     =======
       Three months ended March 31, 2003:
         Geological and geophysical............   $ 5,839     $ 1,732     $  1,337    $ 1,474    $ 10,382
         Exploratory dry holes.................    11,358         880        8,714      2,227      23,179
         Leasehold abandonments and other......       590         432        1,276          8       2,306
                                                   ------      ------      -------     ------     -------
                                                  $17,787     $ 3,044     $ 11,327    $ 3,709    $ 35,867
                                                   ======      ======      =======     ======     =======

     The  Company  expects  second  quarter  2004   exploration,   abandonments,
geological and geophysical costs to be $25 million to $50 million, dependent largely on exploratory drilling results and expected seismic expenditures.

     General and administrative expense. General and administrative expense for the three-month periods ended March 31, 2004 and 2003 was $18.3 million and $15.5 million, respectively. The increase in general and administrative expense is primarily due to increases in administrative staff and performance-related compensation costs.

     The Company expects second quarter 2004 general and administrative expense to be $16 million to $18 million.

     Accretion of discount on asset retirement obligations. During the three-month periods ended March 31, 2004 and 2003, accretion of discount on asset retirement obligations was $2.0 million and $1.1 million, respectively. The increase in accretion of discount on asset retirement obligations is primarily due to the increase in future plugging and abandonment obligations related to the deepwater Gulf of Mexico, Tunisian and South African wells which began production during the twelve months ended March 31, 2004. See "Cumulative effect of change in accounting principle" and Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

     The Company expects second quarter 2004 accretion of discount on asset retirement obligations to be approximately $2 million.

     Interest expense. Interest expense was $21.6 million for the three months ended March 31, 2004, as compared to $22.5 million for the same period in 2003. The decrease in interest expense is primarily due to a $1.0 million decrease in interest incurred on the Revolving Credit Agreement, primarily associated with reduced borrowings and a $.7 million increase in interest rate hedge gains, partially offset by a $.9 million decrease in interest capitalized. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2004 was 5.31 percent as compared to 5.56 percent for the same period in 2003, including the effects of the Company's interest rate swaps.

     The Company expects second quarter 2004 interest expense to be $20 million to $23 million.

     Other expenses. Other expenses for the three-month periods ended March 31, 2004 and 2003 were $.2 million and $5.2 million, respectively. The decrease in other expenses is primarily attributable to a $1.8 million decrease in hedge ineffectiveness charges and a $.3 million decrease in foreign exchange losses.

     Income tax provision. During the three months ended March 31, 2004, the Company recognized an income tax provision of $39.8 million, as compared to a $2.3 million tax provision recognized during the same period in 2003. The increase in the Company's effective tax rate is primarily attributable to the reversal of the Company's United States deferred tax asset valuation allowances during the third quarter of 2003. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

     During the second quarter of 2004, the Company estimates that its cash income taxes will be $3 million to $6 million.

     Cumulative effect of change in accounting principle. As previously discussed, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of deferred tax. See Notes B and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

Capital Commitments, Capital Resources and Liquidity

     Capital  commitments.   The  Company's  primary  needs  for  cash  are  for
exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three-month periods ended March 31, 2004 and 2003 totaled $167.2 million and $252.8 million, respectively. The Company's first quarter 2004 additions to oil and gas properties were funded by net cash provided by operating activities of $253.6 million. The Company's first quarter 2003 additions to oil and gas properties were funded by $136.8 million of net cash provided by operating activities, $15.6 million of proceeds from disposition of assets and borrowings under long-term debt.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations and other liabilities. From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2004, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Other than the Company's derivative obligations, there have been no material changes in its contractual obligations since December 31, 2003. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract assets and liabilities during the three months ended March 31, 2004.

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

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the remainder of 2004.

     Operating activities. Net cash provided by operating activities during the three-month periods ended March 31, 2004 and 2003 were $253.6 million and $136.8 million, respectively. The increase in net cash provided by operating activities was primarily due to higher production volumes and higher commodity prices.

     Investing activities. Net cash used in investing activities during the three-month periods ended March 31, 2004 and 2003 were $172.3 million and $239.5 million, respectively. The decrease in net cash used in investing activities was primarily due to an $85.5 million decrease in additions to oil and gas properties. The decrease is primarily attributable to a $119.4 million acquisition of an additional 25 percent interest in the Falcon field offset by $15.3 million of proceeds from disposition of assets during the first quarter of 2003.

     Financing activities. Net cash used in financing activities during the three months ended March 31, 2004 was $91.4 million as compared to net cash provided by financing activities of $100.6 million during the same period of 2003. The reduction in long-term debt was made possible by the combined effects of increased net cash provided by operating activities and decreased additions to oil and gas properties. During the three months ended March 31, 2004, the Company also used $5.6 million to purchase 183,300 shares of treasury stock.

     During March 2004, the Company's board of directors declared a $.10 per common share semiannual dividend, payable on April 13, 2004 to shareholders of record on March 29, 2004. Associated therewith, the Company distributed $12 million of aggregate dividends during April 2004. If declared by the board of directors, the Company's second semiannual dividend will be distributed during October 2004.

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

     Liquidity. The Company's principal source of short-term liquidity is the Revolving Credit Agreement. Outstanding borrowings under the Revolving Credit Agreement totaled $70.0 million as of March 31, 2004. Including $28.2 million of undrawn and outstanding letters of credit under the Revolving Credit Agreement, the Company has $601.8 million of unused borrowing capacity as of March 31, 2004.

     Book capitalization and current ratio. The Company's book capitalization at March 31, 2004 was $3.2 billion, consisting of debt of $1.4 billion and stockholders' equity of $1.8 billion. Consequently, the Company's debt to book capitalization decreased to 45.3 percent at March 31, 2004 from 46.9 percent at December 31, 2003. The Company's ratio of current assets to current liabilities was .48 at March 31, 2004 and December 31, 2003.

Status of Accounting Development

     In its review of registrants' filings, the staff of the SEC has taken the position that Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), require oil and gas companies to separately report on their balance sheets the costs of leasehold mineral rights, including related accumulated depletion, as intangible assets and provide related disclosures.

     The Company has historically included producing leasehold mineral rights costs in the proved properties caption on its Consolidated Balance Sheets. This classification is consistent with the provisions of SFAS 19 and standard industry practice. Almost all costs included in the Company's unproved properties caption on the Consolidated Balance Sheets are leasehold mineral rights that are regularly evaluated for impairment based on lease term and drilling activity.

     The SEC staff referred the issue of whether leasehold mineral rights constitute tangible or intangible assets to the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standard Board (the "FASB"). An EITF working group was created to research this issue and at the March 17 - 18, 2004 EITF meeting, the working group reached a consensus that leasehold mineral rights constituted tangible assets. Ratification of the consensus was subject to resolution of inconsistencies between the characterization of mineral rights as tangible assets in the working group consensus and the characterization of mineral rights as intangible assets in SFAS 141 and SFAS 142. On April 2, 2004, the FASB issued for comment proposed FASB Staff Positions (the "FSP") No. 141-a and 142-a to eliminate the inconsistencies between the working group consensus and the provisions of SFAS 141 and SFAS 142. The FSP was finalized on April 30, 2004 and is effective for all reporting periods beginning after April 29, 2004.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2004:

                                                     Derivative Contract Net Liabilities
                                                   ----------------------------------------
                                                                   Interest
                                                   Commodities       Rate          Total
                                                   -----------     --------     -----------
                                                                (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2003...............    $(201,422)     $    -        $ (201,422)
       Changes in contract fair value (a).......     (122,223)       (1,546)       (123,769)
       Contract maturities......................       46,655           -            46,655
                                                     --------       -------       ---------
       Fair value of contracts outstanding
          as of March 31, 2004..................    $(276,990)     $ (1,546)     $ (278,536)
                                                     ========       =======       =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

     The following disclosures provide specific information about material changes that have occurred since December 31, 2003 in the Company's portfolio of financial instruments. The Company may recognize future earnings gains or losses on these instruments from changes in commodity prices or interest rates.

     Interest rate sensitivity. The following table provides information about the debt obligations and derivative financial instruments of the Company that are sensitive to changes in interest rates as of March 31, 2004. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2004. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

     During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7-1/2 percent senior notes. The terms of the interest rate swap contracts match the scheduled maturity of the hedged senior notes, require the counterparties to pay the Company a 7-1/2 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent. For interest rate swap contracts, the table presents the notional amounts together with the fixed rate to be received by the Company and the variable rate to be paid estimated based on the current variable rate being paid by the Company projected forward proportionate to the forward yield curve for the six-month LIBOR.

                            Interest Rate Sensitivity
   Debt Obligations and Derivative Financial Instruments as of March 31, 2004

                             Nine months                                                                                Liability
                                ended                       Year ended December 31,                                   Fair Value at
                             December 31,   ----------------------------------------------------------                   March 31,
                                 2004         2005        2006        2007        2008      Thereafter       Total          2004
                             -----------    --------    --------    --------    --------    ----------    ----------    -----------
                                                               (in thousands, except interest rates)
Total Debt:
  Fixed rate maturities......  $    -       $134,182    $    -      $154,218    $353,174     $745,121     $1,386,695    $(1,599,861)
  Weighted average
    interest rate (%)........      7.93         7.86        7.83        7.81        8.34         8.37
  Variable rate maturities...  $    -       $    -      $    -      $    -      $ 70,000     $    -       $   70,000    $   (70,000)
  Average interest rate (%)..      2.80         4.19        5.32        6.07        6.60          -
Interest Rate Hedge
 Derivatives (a):
  Notional debt amount.......  $150,000     $150,000    $150,000    $150,000    $150,000     $150,000     $  150,000    $    (1,546)
  Fixed rate receivable (%)..      7.50         7.50        7.50        7.50        7.50         7.50
  Variable rate payable (%)..      5.51         6.90        8.03        8.78        9.31        10.64

---------------
(a) During April 2004, the Company entered into interest rate swap contracts to hedge $150 million notional amount of its 9-5/8 percent senior notes at an average annual variable rate of the six-month LIBOR plus a weighted average margin of 5.66 percent.

     Commodity price sensitivity. During the first quarter of 2004, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to oil or gas price changes as of March 31, 2004. As of March 31, 2004, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note D of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
              Derivative Financial Instruments as of March 31, 2004

                                             Nine months                                                Liability
                                                ended               Year ended December 31,           Fair Value at
                                             December 31,  ----------------------------------------     March 31,
                                                2004         2005       2006       2007      2008         2004
                                             -----------   --------   --------   --------   -------   -------------
                                                                                                      (in thousands)
Oil Hedge Derivatives (a):
  Average daily notional Bbl volumes:
   Swap contracts (b)......................     17,309       17,000      5,000      1,000      5,000     $(87,260)
    Weighted average fixed price per Bbl...   $  25.50     $  24.93   $  26.19   $  26.00   $  26.09
  Average forward NYMEX oil prices (c).....   $  38.15     $  33.94   $  31.21   $  29.24   $  28.49

---------------
(a)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) Subsequent to March 31, 2004, the Company entered into new oil swap contracts to hedge 6,189 Bbls per day of the nine months ended December 31, 2004 oil sales at a weighted average fixed price per Bbl of $36.74 and 10,000 Bbls per day of 2005 oil sales at a weighted average fixed price per Bbl of $33.14.
(c) The average forward NYMEX oil prices are based on May 5, 2004 market quotes.

                            Gas Price Sensitivity (a)
              Derivative Financial Instruments as of March 31, 2004

                                             Nine months                                       Liability
                                                ended         Year ended December 31,        Fair Value at
                                             December 31,  ------------------------------      March 31,
                                                2004         2005       2006       2007          2004
                                             -----------   --------   --------   --------    -------------
                                                                                             (in thousands)
Gas Hedge Derivatives (b):
  Average daily notional MMBtu volumes:
   Swap contracts (c).......................   280,000       60,000     70,000     20,000      $(189,730)
    Weighted average fixed price per MMBtu..  $   4.11     $   4.24   $   4.16   $   3.51
  Average forward NYMEX gas prices (d)......  $   6.46     $   5.82   $   5.26   $   5.02

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap contract and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note D of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) Subsequent to March 31, 2004, the Company entered into new gas swap contracts to hedge 30,000 Mcf per day of July through December 2004 gas sales at a weighted average fixed price per MMBtu of $6.42 and 114,904 Mcf per day of 2005 gas sales at a weighted average fixed price per MMBtu of $5.54.
(d) The average forward NYMEX gas prices are based on May 5, 2004 market quotes.

Item 4.     Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's principal executive officer and principal financial officer have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     As discussed in Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note G, the Company believes that the probable damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

    2.1 Agreement and Plan of Merger dated May 3, 2004, among the Company, Evergreen Resources, Inc. and BC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
   10.1 Consulting and Non-Competition Agreement, dated May 3, 2004, between the Company and Dennis R. Carlton (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
   10.2 Consulting and Non-Competition Agreement, dated May 3, 2004, between the Company and Kevin R. Collins (incorporated by reference to Exhibit
          99.2 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
   10.3 Non-Competition Agreement, dated May 3, 2004, between the Company and Mark S. Sexton (incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
   31.1 Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   31.2 Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
   32.1 Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2 Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     During the three months ended March 31, 2004, the Company filed with the SEC current reports on Form 8-K on February 2, February 18 and March 30, 2004, to provide certain information that is deemed furnished, not filed, under the Exchange Act.

     The Company's February 2, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on February 2, 2004 announcing, together with related information, financial and operating results for the quarter and year ended December 31, 2003, providing an operations update and providing the Company's first quarter 2004 financial outlook based on current expectations.

     The Company's February 18, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on February 18, 2004 announcing, the declaration of a semiannual cash dividend of $0.10 per share on its outstanding common stock payable on April 13, 2004 to stockholders of record on March 29, 2004 by the Company's board of directors.

     The Company's March 30, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on March 30, 2004 providing a guidance update on first quarter production and exploration and abandonment expense based on current expectations and partial quarter actual results; announcing recent drilling results, including information regarding the Company's Juno and Myrtle Beach prospects; and providing certain forward looking information, including the acquisition of additional interests in the Spraberry field and timing of first production from the Company's deepwater Gulf of Mexico Devils Tower, Tomahawk and Raptor fields.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                     PIONEER NATURAL RESOURCES COMPANY



Date:   May 7, 2004                  By:       /s/ Timothy L. Dove
                                            -----------------------------------
                                            Timothy L. Dove
                                            Executive Vice President and Chief
                                            Financial Officer



Date:   May 7, 2004                  By:       /s/ Richard P. Dealy
                                            -----------------------------------
                                            Richard P. Dealy
                                            Vice President and Chief
                                            Accounting Officer

Exhibit Index

                                                                            Page

 2.1 Agreement and Plan of Merger dated May 3, 2004, among the Company, Evergreen Resources, Inc. and BC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
10.1 Consulting and Non-Competition Agreement, dated May 3, 2004, between the Company and Dennis R. Carlton (incorporated by reference to Exhibit 99.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
10.2 Consulting and Non-Competition Agreement, dated May 3, 2004, between the Company and Kevin R. Collins (incorporated by reference to Exhibit 99.2 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
10.3 Non-Competition Agreement, dated May 3, 2004, between the Company and Mark S. Sexton (incorporated by reference to Exhibit 99.3 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
31.1 (a) Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 (a) Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 (a) Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (a) Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

-------------
(a) filed herewith