Form 10-Q
period 2004-06-30
PIONEER NATURAL RESOURCES CO
filed 2004-08-04
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      / x /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

      /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


                         Commission File Number: 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                                    75-2702753
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas                 75039
------------------------------------------------              -----------
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

                                Yes / x / No / /


Number of shares of Common Stock outstanding as of July 31, 2004.... 120,092,405

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS



                                                                           Page

Definitions of Oil and Gas Terms and Conventions Used Herein............     3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 2004 and
                  December 31, 2003.....................................    4

               Consolidated Statements of Operations for the three
                  and six months ended June 30, 2004 and 2003...........    5

               Consolidated Statement of Stockholders' Equity for
                  the six months ended June 30, 2004....................    6

               Consolidated Statements of Cash Flows for the three
                  and six months ended June 30, 2004 and 2003...........    7

               Consolidated Statements of Comprehensive Income
                 (Loss) for the three and six months ended
                  June 30, 2004 and 2003................................    8

               Notes to Consolidated Financial Statements...............    9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................   22

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk..............................................   35

Item 4.        Controls and Procedures..................................   39


                          PART II. OTHER INFORMATION

Item 1.        Legal Proceedings........................................   39

Item 4.        Submission of Matters to a Vote of Security Holders......   39

Item 6.        Exhibits and Reports on Form 8-K.........................   40

Signatures     .........................................................   41

Exhibit Index  .........................................................   42

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

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            June 30,      December 31,
                                                                              2004            2003
                                                                           -----------    -----------
                                                                           (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................   $    15,212    $    19,299
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $6,950 and
       $4,727 as of June 30, 2004 and December 31, 2003, respectively...       166,120        111,033
     Due from affiliates................................................           419            447
  Inventories...........................................................        21,784         17,509
  Prepaid expenses......................................................         6,236         11,083
  Deferred income taxes.................................................        29,241         40,514
  Other current assets:
     Derivatives........................................................           188            423
     Other, net of allowance for doubtful accounts of $4,486 as of
       June 30, 2004 and December 31, 2003..............................         8,460          4,807
                                                                            ----------     ----------
          Total current assets..........................................       247,660        205,115
                                                                            ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties..................................................     5,181,261      4,983,558
     Unproved properties................................................       203,758        179,825
  Accumulated depletion, depreciation and amortization..................    (1,946,172)    (1,676,136)
                                                                            ----------     ----------
          Total property, plant and equipment...........................     3,438,847      3,487,247
                                                                            ----------     ----------

Deferred income taxes...................................................       182,142        192,344
Other property and equipment, net.......................................        29,224         28,080
Other assets:
  Derivatives...........................................................           105            209
  Other, net of allowance for doubtful accounts of $92 as of
     June 30, 2004 and December 31, 2003................................        46,483         38,577
                                                                            ----------     ----------
                                                                           $ 3,944,461    $ 3,951,572
                                                                            ==========     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade..............................................................   $   165,496    $   177,614
     Due to affiliates..................................................         4,773          8,804
  Interest payable......................................................        37,321         37,034
  Income taxes payable..................................................        10,383          5,928
  Other current liabilities:
     Derivatives........................................................       203,811        161,574
     Other..............................................................        37,388         38,798
                                                                            ----------     ----------
          Total current liabilities.....................................       459,172        429,752
                                                                            ----------     ----------

Long-term debt..........................................................     1,391,363      1,555,461
Derivatives.............................................................       147,080         48,825
Deferred income taxes...................................................        11,329         12,121
Other liabilities.......................................................       150,604        145,641
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     120,134,938 and 119,665,784 shares issued as of
     June 30, 2004 and December 31, 2003, respectively..................         1,202          1,197
  Additional paid-in capital............................................     2,751,495      2,734,403
  Treasury stock, at cost; 90,524 and 378,012 shares as of
     June 30, 2004 and December 31, 2003, respectively..................        (2,716)        (5,385)
  Deferred compensation.................................................       (21,614)        (9,933)
  Accumulated deficit...................................................      (770,840)      (887,848)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax..............................      (198,262)      (104,130)
     Cumulative translation adjustment..................................        25,648         31,468
                                                                            ----------     ----------
          Total stockholders' equity....................................     1,784,913      1,759,772
Commitments and contingencies
                                                                            ----------     ----------
                                                                           $ 3,944,461    $ 3,951,572
                                                                            ==========     ==========

   The financial information included as of June 30, 2004 has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
                                                          2004         2003         2004         2003
                                                       ---------    ---------    ---------    ---------
Revenues and other income:
  Oil and gas.......................................   $ 446,993    $ 344,240    $ 893,519    $ 629,239
  Interest and other................................       1,610        1,260        3,345        3,973
  Gain (loss) on disposition of assets, net.........        (232)         104         (245)       1,530
                                                        --------     --------     --------     --------
                                                         448,371      345,604      896,619      634,742
                                                        --------     --------     --------     --------
Costs and expenses:
  Oil and gas production............................      95,565       73,843      184,776      141,710
  Depletion, depreciation and amortization..........     142,750      100,559      279,249      170,608
  Exploration and abandonments......................      39,683       47,047      120,189       82,914
  General and administrative........................      17,194       13,644       35,523       29,125
  Accretion of discount on asset retirement
   obligations......................................       2,016        1,235        3,982        2,329
  Interest..........................................      21,402       23,823       42,978       46,314
  Other.............................................       8,300        5,638        8,496       10,816
                                                        --------     --------     --------     --------
                                                         326,910      265,789      675,193      483,816
                                                        --------     --------     --------     --------
Income before income taxes and cumulative effect
  of change in accounting principle.................     121,461       79,815      221,426      150,926
Income tax provision................................     (51,759)      (2,630)     (91,536)      (4,934)
                                                        --------     --------     --------     --------
Income before cumulative effect of change in
  accounting principle..............................      69,702       77,185      129,890      145,992
Cumulative effect of change in accounting
  principle, net of tax.............................         -            -            -         15,413
                                                        --------     --------     --------     --------
Net income..........................................   $  69,702    $  77,185    $ 129,890    $ 161,405
                                                        ========     ========     ========     ========
Net income per share:
  Basic:
     Income before cumulative effect of change in
       accounting principle.........................   $     .59    $     .66    $    1.09    $    1.25
     Cumulative effect of change in accounting
       principle, net of tax........................         -            -            -            .13
                                                        --------     --------     --------     --------
       Net income...................................   $     .59    $     .66    $    1.09    $    1.38
                                                        ========     ========     ========     ========
  Diluted:
     Income before cumulative effect of change in
       accounting principle.........................   $     .58    $     .65    $    1.08    $    1.23
     Cumulative effect of change in accounting
       principle, net of tax........................         -            -            -            .13
                                                        --------     --------     --------     --------
       Net income...................................   $     .58    $     .65    $    1.08    $    1.36
                                                        ========     ========     ========     ========
Weighted average shares outstanding:
     Basic..........................................     118,855      117,005      118,787      116,875
                                                        ========     ========     ========     ========
     Diluted........................................     120,402      118,969      120,333      118,823
                                                        ========     ========     ========     ========
Dividends declared per share........................   $     -      $     -      $     .10    $     -
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------
Balance as of January 1, 2004.....  $1,197  $2,734,403  $ (5,385)   $ (9,933)   $ (887,848)   $(104,130)   $ 31,468     $1,759,772

  Dividends declared..............     -           -         -           -         (12,005)         -           -          (12,005)
  Exercise of long-term incentive
    plan stock options............     -        (3,070)   17,955         -            (877)         -           -           14,008
  Purchase of treasury stock......     -           -     (15,286)        -             -            -           -          (15,286)
  Tax benefits related to
    stock-based compensation......     -         3,620       -           -             -            -           -            3,620
  Deferred compensation:
    Compensation deferred.........       5      16,542       -       (16,547)          -            -           -              -
    Deferred compensation included
     in net income................     -           -         -         4,866           -            -           -            4,866
  Net income......................     -           -         -           -         129,890          -           -          129,890
  Other comprehensive income (loss):
    Net deferred hedge losses,
     net of tax:
      Net deferred hedge losses...     -           -         -           -             -       (237,596)        -         (237,596)
      Net hedge losses included in
       net income.................     -           -         -           -             -         86,885         -           86,885
      Tax benefits related to net
       hedge losses...............     -           -         -           -             -         56,579         -           56,579
    Translation adjustment........     -           -         -           -             -            -        (5,820)        (5,820)
                                     -----   ---------   -------     -------     ---------     --------     -------      ---------
Balance as of June 30, 2004.......  $1,202  $2,751,495  $ (2,716)   $(21,614)   $ (770,840)   $(198,262)   $ 25,648     $1,784,913
                                     =====   =========   =======     =======     =========     ========     =======      =========

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
                                                          2004         2003         2004         2003
                                                       ---------    ---------    ---------    ---------
Cash flows from operating activities:
  Net income........................................   $  69,702    $  77,185    $ 129,890    $ 161,405
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.......     142,750      100,559      279,249      170,608
     Exploration expenses, including dry holes......      33,458       37,264      112,278       67,527
     Deferred income taxes..........................      47,144         (501)      79,864         (247)
     (Gain) loss on disposition of assets, net......         232         (104)         245       (1,530)
     Accretion of discount on asset retirement
       obligations..................................       2,016        1,235        3,982        2,329
     Interest related amortization..................      (4,993)      (4,614)     (11,363)      (9,179)
     Commodity hedge related amortization...........     (11,242)     (18,205)     (22,533)     (35,987)
     Cumulative effect of change in accounting
       principle, net of tax........................         -            -            -        (15,413)
     Amortization of stock-based compensation.......       2,887        1,343        4,866        2,712
     Other noncash items............................       6,463          906        5,704        4,270
  Changes in operating assets and liabilities:
     Accounts receivable, net.......................     (24,803)      11,322      (58,540)     (14,645)
     Inventories....................................      (4,161)      (3,857)      (4,180)      (4,217)
     Prepaid expenses...............................       3,930       (1,362)       4,847       (9,584)
     Other current assets, net......................         -           (884)         757         (486)
     Accounts payable...............................       1,248       (2,711)      (4,754)       5,670
     Interest payable...............................        (607)        (791)          86         (269)
     Income taxes payable...........................       1,397          724        4,455        2,176
     Other current liabilities......................        (717)      (7,645)      (6,519)        (929)
                                                        --------     --------     --------     --------
       Net cash provided by operating activities....     264,704      189,864      518,334      324,211
                                                        --------     --------     --------     --------
Cash flows from investing activities:
  Proceeds from disposition of assets...............         255       10,159          540       25,712
  Additions to oil and gas properties...............    (183,605)    (134,343)    (350,831)    (387,096)
  Other property additions, net.....................      (8,883)      (4,075)     (14,243)      (6,356)
                                                        --------     --------     --------     --------
       Net cash used in investing activities........    (192,233)    (128,259)    (364,534)    (367,740)
                                                        --------     --------     --------     --------
Cash flows from financing activities:
  Borrowings under long-term debt...................     100,394       55,184      156,477      171,812
  Principal payments on long-term debt..............    (146,394)    (112,349)    (292,477)    (127,349)
  Payment of other liabilities......................      (3,764)      (2,290)      (8,119)      (6,228)
  Exercise of long-term incentive plan stock
    options.........................................       5,513        4,515       14,008        9,861
  Purchase of treasury stock........................      (9,720)      (2,349)     (15,286)      (2,349)
  Payment of financing fees.........................        (132)         -           (132)         -
  Dividends paid....................................     (12,005)         -        (12,005)         -
                                                        --------     --------     --------     --------
       Net cash provided by (used in)
           financing activities.....................     (66,108)     (57,289)    (157,534)      45,747
                                                        --------     --------     --------     --------
Net increase (decrease) in cash and cash
  equivalents.......................................       6,363        4,316       (3,734)       2,218
Effect of exchange rate changes on cash and
  cash equivalents..................................        (173)         982         (353)       1,448
Cash and cash equivalents, beginning of period......       9,022        6,858       19,299        8,490
                                                        --------     --------     --------     --------
Cash and cash equivalents, end of period............   $  15,212    $  12,156    $  15,212    $  12,156
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)



                                                     Three months ended         Six months ended
                                                           June 30,                 June 30,
                                                   ----------------------    ----------------------
                                                      2004         2003         2004        2003
                                                   ---------    ---------    ---------    ---------

Net income......................................   $  69,702    $  77,185    $ 129,890    $ 161,405
                                                    --------     --------     --------     --------

Other comprehensive loss:
  Net deferred hedge losses, net of tax:
     Net deferred hedge losses..................    (120,204)    (118,894)    (237,596)    (235,058)
     Net hedge losses included in net income....      56,129       22,598       86,885       72,961
     Tax benefits (provisions) related to net
       hedge gains and losses...................      24,692          -         56,579         (268)
  Translation adjustment........................      (3,579)      17,633       (5,820)      29,825
                                                    --------     --------     --------     --------
       Other comprehensive loss.................     (42,962)     (78,663)     (99,952)    (132,540)
                                                    --------     --------     --------     --------
Comprehensive income (loss).....................   $  26,740    $  (1,478)   $  29,938    $  28,865
                                                    ========     ========     ========     ========

         The financial information included herein has been prepared by management without audit by independent public accountants.

                   The accompanying notes are an integral part of these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is an independent oil and gas exploration and production company with ownership interests in oil and gas properties located in the United States, Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a gain of $15.4 million, net of $1.3 million of deferred tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Consolidated Statements of Operations. See Note F for additional information regarding the Company's asset retirement obligations.

     Inventories. Inventories are comprised of $20.3 million and $15.3 million of lease and well equipment and $1.5 million and $2.2 million of commodities as of June 30, 2004 and December 31, 2003, respectively. Lease and well equipment inventories are net of lower of cost or market allowances of $.6 million as of June 30, 2004 and December 31, 2003.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company did not grant any stock options during the six months ended June 30, 2004. Stock-based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the three and six months ended June 30, 2004 and 2003, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation during the three and six months ended June 30, 2004 and 2003:

                                                       Three months ended        Six months ended
                                                            June 30,                  June 30,
                                                      --------------------    ----------------------
                                                        2004        2003         2004         2003
                                                      --------    --------    ---------    ---------
                                                          (in thousands, except per share amounts)
     Net income, as reported.......................   $ 69,702    $ 77,185    $ 129,890    $ 161,405
     Plus: Stock-based compensation expense
       included in net income for all awards,
       net of tax (a)..............................      1,833       1,343        3,090        2,712
     Deduct: Stock-based compensation expense
       determined under fair value based method
       for all awards, net of tax (a)..............     (3,421)     (4,537)      (6,536)      (8,938)
                                                       -------     -------     --------     --------
     Pro forma net income..........................   $ 68,114    $ 73,991    $ 126,444    $ 155,179
                                                       =======     =======     ========     ========
     Net income per share:
       Basic - as reported.........................   $    .59    $    .66    $    1.09    $    1.38
                                                       =======     =======     ========     ========
       Basic - pro forma...........................   $    .57    $    .63    $    1.06    $    1.33
                                                       =======     =======     ========     ========
       Diluted - as reported.......................   $    .58    $    .65    $    1.08    $    1.36
                                                       =======     =======     ========     ========
       Diluted - pro forma.........................   $    .57    $    .62    $    1.05    $    1.31
                                                       =======     =======     ========     ========

-----------
(a) For the three and six months ended June 30, 2004, stock-based compensation expense included in net income is net of tax benefits of $1.1 million and $1.8 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the three and six months ended June 30, 2004 is net of tax benefits of $2.0 million and $3.8 million, respectively. No tax benefits were recognized for stock-based compensation expense during the three and six months ended June 30, 2003. See Note C for additional information regarding the Company's income taxes.

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

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will assess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States and foreign tax jurisdictions will be utilized prior to their expiration. As of June 30, 2004, the Company's valuation allowances related to foreign tax jurisdictions were $102.2 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     Income tax provision (benefit) attributable to income before cumulative effect of change in accounting principle consisted of the following for the three and six months ended June 30, 2004 and 2003:

                                                    Three months ended      Six months ended
                                                         June 30,                June 30,
                                                  --------------------    --------------------
                                                    2004        2003        2004        2003
                                                  --------    --------    --------    --------
                                                                 (in thousands)
     Current:
       U.S. state and local....................   $  1,798    $    660    $  2,801    $    638
       Foreign.................................      2,817       2,471       8,871       4,543
                                                   -------     -------     -------     -------
                                                     4,615       3,131      11,672       5,181
                                                   -------     -------     -------     -------
     Deferred:
       U.S. state and local....................     47,661         -        83,170         -
       Foreign.................................       (517)       (501)     (3,306)       (247)
                                                   -------     -------     -------     -------
                                                    47,144        (501)     79,864        (247)
                                                   -------     -------     -------     -------
                                                  $ 51,759    $  2,630    $ 91,536    $  4,934
                                                   =======     =======     =======     =======

NOTE D.     Long-term Debt

     During June 2004, the Company entered into a first amendment (the "First Amendment") to its $700 million, five-year revolving credit agreement (the "Revolving Credit Agreement"). As a result of the First Amendment, Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company ("Pioneer USA"), is no longer a guarantor of the Revolving Credit Agreement. The indentures of the Company's senior notes provide for subsidiary guarantees equivalent to any such guarantees provided under the Revolving Credit Agreement. Accordingly, the First Amendment also has the effect of removing Pioneer USA as a guarantor of the Company's senior notes.

NOTE E.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7-1/2 percent senior notes. The terms of the interest rate swap contracts match the scheduled maturity of the hedged senior notes, require the counterparties to pay the Company a 7-1/2 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent. During April 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 9-5/8 percent senior notes. The terms of the new 9-5/8 percent interest rate swap contracts match the scheduled maturity of the senior notes which they hedge, require the counterparties to pay the Company a 9-5/8 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 5.66 percent. During February 2003, the Company entered into similar interest rate swap contracts which were terminated during May 2003 for $11.4 million of cash proceeds. As of June 30, 2004, the aggregate carrying value of the Company's open fair value hedges was a liability of $14.9 million. Settlements of open fair value hedges reduced the Company's interest expense by $1.8 million and $1.1 million during the three-month periods ended June 30, 2004 and 2003, respectively, and by $2.0 million and $1.9 million during the six-month periods then ended, respectively.

     As of June 30, 2004, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included $14.0 million of incremental carrying value attributable to net deferred hedge gains on terminated interest rate swaps that are being amortized as net reductions to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $6.1 million and $6.0 million

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


during the three-month periods ended June 30, 2004 and 2003, respectively, and by $13.4 million and $11.9 million during the six-month periods then ended, respectively.

     The following table sets forth, as of June 30, 2004, the scheduled amortization of net deferred hedge gains and losses on terminated fair value hedges that will be recognized as increases in the case of losses, or decreases in the case of gains, to the Company's future interest expense:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter      Total
                                             -------    -------    -------    -------    ---------
                                                                (in thousands)
    2004 net deferred hedge gains.........                         $ 5,489    $ 4,555    $  10,044
    2005 net deferred hedge gains.........   $ 4,264    $ 2,816    $ 2,313    $ 1,575       10,968
    Thereafter............................                                                  (7,061)
                                                                                          --------
                                                                                         $  13,951
                                                                                          ========

     The terms of the fair value hedge agreements described above perfectly matched the terms of the hedged senior notes. The Company did not exclude any component of the interest rate swaps' gains or losses from the measurement of hedge effectiveness. Accordingly, the Company did not realize any hedge ineffectiveness associated with its fair value hedges during the three and six month periods ended June 30, 2004 or 2003.

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company has also, from time to time, utilized interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

     Oil prices. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of June 30, 2004:

                                                                                       Yearly
                                          First     Second      Third     Fourth     Outstanding
                                         Quarter    Quarter    Quarter    Quarter      Average
                                         -------    -------    -------    -------    -----------
  Daily oil production hedged:
      2004 - Swap Contracts
        Volume (Bbl).................                           22,500     24,000       23,250
        Price per Bbl................                          $ 29.26    $ 29.65      $ 29.46

      2005 - Swap Contracts
        Volume (Bbl).................     27,000     27,000     27,000     27,000       27,000
        Price per Bbl................    $ 27.97    $ 27.97    $ 27.97    $ 27.97      $ 27.97

      2006 - Swap Contracts
        Volume (Bbl).................      5,000      5,000      5,000      5,000        5,000
        Price per Bbl................    $ 26.19    $ 26.19    $ 26.19    $ 26.19      $ 26.19

      2007 - Swap Contracts
        Volume (Bbl).................     11,000     11,000     11,000     11,000       11,000
        Price per Bbl................    $ 30.17    $ 30.17    $ 30.17    $ 30.17      $ 30.17

      2008 - Swap Contracts
        Volume (Bbl).................     15,000     15,000     15,000     15,000       15,000
        Price per Bbl................    $ 28.56    $ 28.56    $ 28.56    $ 28.56      $ 28.56

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)



     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three and six months ended June 30, 2004 and 2003:

                                                          Three months ended      Six months ended
                                                               June 30,               June 30,
                                                         --------------------    --------------------
                                                           2004        2003        2004        2003
                                                         --------    --------    --------    --------
       Average price reported per Bbl.................   $  27.94    $  24.25    $  28.13    $  25.03
       Average price realized per Bbl.................   $  33.94    $  27.40    $  33.00    $  29.15
       Reduction to oil revenue (in millions).........   $  (24.5)   $   (9.2)   $  (41.0)   $  (23.8)

     Natural gas liquids prices. During the three and six months ended June 30, 2004 and 2003, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at June 30, 2004.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of June 30, 2004:

                                                                                          Yearly
                                          First      Second       Third      Fourth     Outstanding
                                         Quarter     Quarter     Quarter     Quarter      Average
                                        ---------   ---------   ---------   ---------   -----------
Daily gas production hedged:
   2004 - Swap Contracts
     Volume (Mcf)....................                             310,000     310,000      310,000
     Index price per MMBtu...........                           $    4.34   $    4.34    $    4.34

   2005 - Swap Contracts
     Volume (Mcf)....................     190,000     180,000     180,000     150,000      174,904
     Index price per MMBtu...........   $    5.28   $    5.05   $    5.05   $    5.00    $    5.10

   2006 - Swap Contracts
     Volume (Mcf)....................      70,000      70,000      70,000      70,000       70,000
     Index price per MMBtu...........   $    4.16   $    4.16   $    4.16   $    4.16    $    4.16

   2007 - Swap Contracts
     Volume (Mcf)....................      20,000      20,000      20,000      20,000       20,000
     Index price per MMBtu...........   $    3.51   $    3.51   $    3.51   $    3.51    $    3.51

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three and six months ended June 30, 2004 and 2003:

                                                       Three months ended       Six months ended
                                                            June 30,                June 30,
                                                      --------------------    --------------------
                                                        2004        2003        2004        2003
                                                      --------    --------    --------    --------
       Average price reported per Mcf...............  $   4.36    $   4.15    $   4.39    $   4.15
       Average price realized per Mcf...............  $   4.84    $   4.39    $   4.75    $   4.66
       Reduction to gas revenue (in millions).......  $  (31.6)   $  (13.4)   $  (45.9)   $  (49.2)

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)




     Interest rate. During June 2004, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk attributable to the yield on the benchmark 4.75 percent U.S. Treasury Notes due May 15, 2014 (the "U.S. Treasuries"). The terms of the collar contracts fixed the annual yield on $250 million notional amount of U.S. Treasuries within a yield collar having a ceiling rate of 4.70 percent and a floor rate of 4.65 percent. The yield on the U.S. Treasuries as of July 7, 2004 was the benchmark rate used to determine the coupon rate on the Company's 5-7/8 percent senior notes due July 15, 2016, which were issued on July 15, 2004 in exchange for portions of three series of the Company's outstanding senior notes. The Company did not realize any ineffectiveness in connection with the costless collar contracts during the three months ended June 30, 2004. See Note L for information regarding the July 15, 2004 debt exchange.

     Hedge ineffectiveness. During the three-month periods ended June 30, 2004 and 2003, the Company recognized other expense of $1.8 million and $503 thousand, respectively, related to the ineffective portions of its cash flow hedging instruments. During the six-month periods ended June 30, 2004 and 2003, the Company recognized other expense of $1.9 million and $2.3 million, respectively, related to the ineffective portions of its cash flow hedging instruments.

     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of June 30, 2004 and December 31, 2003, AOCI - Hedging represented net deferred losses of $198.3 million and $104.1 million, respectively. The AOCI - Hedging balance as of June 30, 2004 was comprised of $329.4 million of net deferred losses on the effective portions of open cash flow hedges, $23.2 million of net deferred gains on terminated cash flow hedges and $107.9 million of associated net deferred tax benefits. The increase in AOCI
- Hedging during the six months ended June 30, 2004 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred gains on terminated cash flow hedges are fixed.

     During the twelve months ending June 30, 2005, based on current estimates of future commodity prices, the Company expects to reclassify $175.9 million of net deferred losses associated with open cash flow hedges and $22.6 million of net deferred gains on terminated cash flow hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $64.2 million of net deferred income tax benefits during the twelve months ending June 30, 2005 from AOCI - Hedging to income tax provision.

     The following table sets forth, as of June 30, 2004, the scheduled amortization of net deferred gains on terminated cash flow hedges that will be recognized as increases to the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                               (in thousands)
      2004 net deferred hedge gains.....                           $11,001    $10,954    $ 21,955
      2005 net deferred hedge gains.....     $  307     $  310     $   315    $   317       1,249
                                                                                          -------
                                                                                         $ 23,204
                                                                                          =======

NOTE F.     Asset Retirement Obligations

     As referred to in Note B, the Company adopted the provision of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and six months ended June 30, 2004 and 2003:

                                                      Three months ended       Six months ended
                                                            June 30,               June 30,
                                                     --------------------    --------------------
                                                        2004       2003        2004        2003
                                                     --------    --------    --------    --------
                                                                    (in thousands)
       Beginning asset retirement obligations.....   $107,034    $ 64,174    $105,036    $ 34,692
       Cumulative effect adjustment...............        -           -           -        23,393
       New wells placed on production and
          changes in estimates....................        336          50       3,068       7,015
       Liabilities settled........................       (381)       (934)     (2,978)     (3,376)
       Accretion of discount......................      2,016       1,235       3,982       2,329
       Currency translation.......................       (185)        698        (288)      1,170
                                                      -------     -------     -------     -------
       Ending asset retirement obligations .......   $108,820    $ 65,223    $108,820    $ 65,223
                                                      =======     =======     =======     =======

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

NOTE G.     Postretirement Benefit Obligations

     As of June 30, 2004 and December 31, 2003, the Company had recorded $15.6 million of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three and six months ended June 30, 2004 and 2003:

                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           2004        2003        2004        2003
                                                         --------    --------    --------    --------
                                                                        (in thousands)
       Beginning accumulated postretirement benefit
         obligations..................................   $ 15,501    $ 19,926    $ 15,556    $ 19,743
       Benefit payments...............................       (175)       (342)       (514)       (582)
       Service costs..................................         59          52         117         103
       Accretion of discounts.........................        226         373         452         745
                                                          -------     -------     -------     -------
       Ending accumulated postretirement benefit
         obligations..................................   $ 15,611    $ 20,009    $ 15,611    $ 20,009
                                                          =======     =======     =======     =======

NOTE H.     Commitments and Contingencies

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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and it now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $67 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from the FERC with respect to that portion of the refund associated with (i) nonrecoupable royalties, (ii) nonrecoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, the FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through June 30, 2004, the Company has settled $21.6 million of the original claim amounts. As of June 30, 2004 and December 31, 2003, the Company had on deposit $10.7 million, including accrued interest, in an escrow account and had a corresponding obligation for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets as of June 30, 2004. The Company believes that the accrued obligations will be sufficient to resolve the remaining claims.

NOTE I. Income Per Share Before Cumulative Effect of Change in Accounting Principle

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

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2004 and 2003:

                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                         --------------------    --------------------
                                                           2004        2003        2004        2003
                                                         --------    --------    --------    --------
                                                                       (in thousands)
       Weighted average common shares outstanding:
          Basic  .....................................    118,855     117,005     118,787     116,875
          Dilutive common stock options (a)...........      1,080       1,766       1,128       1,780
          Restricted stock awards.....................        467         198         418         168
                                                         --------    --------    --------    --------
          Diluted.....................................    120,402     118,969     120,333     118,823
                                                         ========    ========    ========    ========

---------------
(a) Common stock options to purchase 30,712 shares and 1,364,706 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the three-month periods ended June 30, 2004 and 2003, respectively, and common stock options to purchase 30,712 shares and 1,368,612 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the six-month periods ended June 30, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

NOTE J.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina, Canada and Africa. Africa is primarily comprised of operations in Equatorial Guinea, Gabon, South Africa and Tunisia.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


     The following tables provide the Company's interim geographic operating segment data for the three and six months ended June 30, 2004 and 2003. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                           United                                      Headquarters   Consolidated
                                           States    Argentina    Canada     Africa      and Other        Total
                                          --------   ---------   --------   --------   ------------   ------------
                                                                       (in thousands)
Three months ended June 30, 2004:
 Revenues and other income:
    Oil and gas.........................  $367,843   $ 26,614    $ 19,879   $ 32,657     $    -        $ 446,993
    Interest and other..................       -          -           -          -          1,610          1,610
    Gain (loss) on disposition of
      assets, net.......................       -          -          (252)       -             20           (232)
                                           -------    -------     -------    -------      -------       --------
                                           367,843     26,614      19,627     32,657        1,630        448,371
                                           -------    -------     -------    -------      -------       --------
 Costs and expenses:
    Oil and gas production..............    71,248      8,416       7,552      8,349          -           95,565
    Depletion, depreciation and
       amortization.....................   106,087     14,820       7,392     11,737        2,714        142,750
    Exploration and abandonments........    11,834      7,847       1,254     18,748          -           39,683
    General and administrative..........       -          -           -          -         17,194         17,194
    Accretion of discount on asset
       retirement obligations...........       -          -           -          -          2,016          2,016
    Interest............................       -          -           -          -         21,402         21,402
    Other...............................       -          -           -          -          8,300          8,300
                                           -------    -------     -------    -------      -------       --------
                                           189,169     31,083      16,198     38,834       51,626        326,910
                                           -------    -------     -------    -------      -------       --------
 Income (loss) before income taxes......   178,674     (4,469)      3,429     (6,177)     (49,996)       121,461
 Income tax benefit (provision).........   (65,216)     1,564      (1,294)     1,955       11,232        (51,759)
                                           -------    -------     -------    -------      -------       --------
 Net income (loss)......................  $113,458   $ (2,905)   $  2,135   $ (4,222)    $(38,764)     $  69,702
                                           =======    =======     =======    =======      =======       ========

Three months ended June 30, 2003:
 Revenues and other income:
    Oil and gas.........................  $294,884   $ 25,474    $ 23,882   $    -       $    -        $ 344,240
    Interest and other..................       -          -           -          -          1,260          1,260
    Gain on disposition of assets, net..        75        -           -          -             29            104
                                           -------    -------     -------    -------      -------       --------
                                           294,959     25,474      23,882        -          1,289        345,604
                                           -------    -------     -------    -------      -------       --------
 Costs and expenses:
   Oil and gas production...............    60,384      6,179       7,280        -            -           73,843
   Depletion, depreciation and
      amortization......................    78,439     11,993       7,751        -          2,376        100,559
   Exploration and abandonments.........    22,603      6,528       1,833     16,083          -           47,047
   General and administrative...........       -          -           -          -         13,644         13,644
   Accretion of discount on asset
      retirement obligations............       -          -           -          -          1,235          1,235
   Interest.............................       -          -           -          -         23,823         23,823
   Other................................       -          -           -          -          5,638          5,638
                                           -------    -------     -------    -------      -------       --------
                                           161,426     24,700      16,864     16,083       46,716        265,789
                                           -------    -------     -------    -------      -------       --------
 Income (loss) before income taxes......   133,533        774       7,018    (16,083)     (45,427)        79,815
 Income tax benefit (provision).........   (46,737)      (271)     (2,771)     5,629       41,520         (2,630)
                                           -------    -------     -------    -------      -------       --------
 Net income (loss)......................  $ 86,796   $    503    $  4,247   $(10,454)    $ (3,907)     $  77,185
                                           =======    =======     =======    =======      =======       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)

                                          United                                       Headquarters   Consolidated
                                          States     Argentina    Canada     Africa      and Other        Total
                                         ---------   ---------   --------   --------   ------------   ------------
                                                                       (in thousands)
Six months ended June 30, 2004:
 Revenues and other income:
    Oil and gas......................... $ 725,151   $ 57,497    $ 38,098   $ 72,773     $     -        $ 893,519
    Interest and other..................       -          -           -          -           3,345          3,345
    Gain (loss) on disposition of
      assets, net.......................        51        -          (252)       -             (44)          (245)
                                          --------    -------     -------    -------      --------       --------
                                           725,202     57,497      37,846     72,773         3,301        896,619
                                          --------    -------     -------    -------      --------       --------
  Costs and expenses:
    Oil and gas production..............   137,267     15,175      15,501     16,833           -          184,776
    Depletion, depreciation and
       amortization.....................   203,458     27,362      14,867     28,133         5,429        279,249
    Exploration and abandonments........    65,390     11,397      14,230     29,172           -          120,189
    General and administrative..........       -          -           -          -          35,523         35,523
    Accretion of discount on asset
       retirement obligations...........       -          -           -          -           3,982          3,982
    Interest............................       -          -           -          -          42,978         42,978
    Other...............................       -          -           -          -           8,496          8,496
                                          --------    -------     -------    -------      --------       --------
                                           406,115     53,934      44,598     74,138        96,408        675,193
                                          --------    -------     -------    -------      --------       --------
  Income (loss) before income taxes.....   319,087      3,563      (6,752)    (1,365)      (93,107)       221,426
  Income tax benefit (provision)........  (116,467)    (1,247)      2,549        793        22,836        (91,536)
                                          --------    -------     -------    -------       -------       --------
  Net income (loss)..................... $ 202,620   $  2,316    $ (4,203)  $   (572)     $(70,271)     $ 129,890
                                          ========    =======     =======    =======       =======       ========

Six months ended June 30, 2003:
 Revenues and other income:
    Oil and gas......................... $ 534,135   $ 48,855    $ 46,249   $     -       $    -        $ 629,239
    Interest and other..................        -          -           -          -          3,973          3,973
    Gain on disposition of assets, net..     1,321         -            1         -            208          1,530
                                          --------    -------     -------    --------      -------       --------
                                           535,456     48,855      46,250         -          4,181        634,742
                                          --------    -------     -------    --------      -------       --------
  Costs and expenses:
    Oil and gas production..............   115,921     11,588      14,201         -            -          141,710
    Depletion, depreciation and
       amortization.....................   131,297     20,319      14,302         -          4,690        170,608
    Exploration and abandonments........    40,390      9,572      13,160      19,792          -           82,914
    General and administrative..........       -          -           -           -         29,125         29,125
    Accretion of discount on asset
       retirement obligations...........       -          -           -           -          2,329          2,329
    Interest............................       -          -           -           -         46,314         46,314
    Other...............................       -          -           -           -         10,816         10,816
                                          --------    -------     -------    --------      -------       --------
                                           287,608     41,479      41,663      19,792       93,274        483,816
                                          --------    -------     -------    --------      -------       --------
  Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle...............   247,848      7,376       4,587     (19,792)     (89,093)       150,926
  Income tax benefit (provision)........   (86,747)    (2,582)     (1,811)      6,927       79,279         (4,934)
                                          --------    -------     -------    --------      -------       --------
  Income (loss) before cumulative
     effect of change in accounting
     principle.......................... $ 161,101   $  4,794    $  2,776   $ (12,865)    $ (9,814)     $ 145,992
                                          ========    =======     =======    ========      =======       ========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


NOTE K.     Evergreen Merger

     Proposed merger with Evergreen Resources, Inc. On May 3, 2004, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Evergreen Resources, Inc. ("Evergreen"). Evergreen is a publicly traded independent oil and gas company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas. Evergreen is based in Denver, Colorado and is one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado and its recently acquired producing properties in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin. The Merger Agreement provides for a merger by which Evergreen will become a wholly-owned subsidiary of Pioneer (the "Proposed Merger").

     In  accordance  with the  Merger  Agreement,  holders of  approximately  44 million shares of Evergreen common stock will have the right to receive an aggregate of approximately 25 million shares of Pioneer common stock (with related stockholders rights) and a total of approximately $850 million in cash. This represents a price per Evergreen share of $39.00 (based on Pioneer's last reported sale price on May 3, 2004 of $33.52 per share). Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) .58175 shares of Pioneer common stock and $19.50 in cash. Evergreen stockholders who do not make an election will receive .58175 shares of Pioneer common stock and $19.50 in cash per Evergreen share. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be limited to those amounts set forth in the first sentence of this paragraph.

     In addition, Evergreen is seeking to sell its Kansas assets before the closing date of the Proposed Merger. Evergreen stockholders will receive an additional cash payment equal to the sum of (i) $.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the Proposed Merger; plus (ii) an amount per share equal to a pro rata share of the net proceeds in excess of $15 million from the sale of the Kansas properties, if any, to a third party that closes before the closing date of the Proposed Merger.

     The Company filed with the SEC a registration statement on Form S-4 on June 14, 2004 relating to the shares of Pioneer common stock to be issued in the Proposed Merger. A portion of such registration statement constituted a joint proxy statement/prospectus to be submitted to the stockholders of Evergreen's common stock and the Company's common stock for special meetings to be held by each company's stockholders in connection with the Proposed Merger. It is expected that such joint proxy statement/prospectus will be mailed to all stockholders during August 2004, and that such meeting will be held, and the Proposed Merger will be consummated, in September 2004. Since meetings of both Evergreen's and Pioneer's stockholders are required in connection with the Proposed Merger, in addition to a number of other conditions, there can be no assurance that the Proposed Merger will occur.

NOTE L.     Subsequent Events

     On July 15, 2004, the Company accepted tenders to exchange $117.9 million, $275.1 million and $133.8 million in principal amount of its 8 1/4% Senior Notes due 2007, 9-5/8% Senior Notes due April 1, 2010 (the "9-5/8% Notes") and 7.50% Senior Notes due 2012 (the "7.50% Notes"), respectively, for a like principal amount of a new series of 5.875% Senior Notes due 2016 (the "New Notes") and cash. The aggregate exchange price paid to the holders of the tendered notes exceeded their aggregate principal balances by $109.0 million. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Abstract Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments", this amount will be amortized as increases to the Company's future interest expense over the term of the New Notes. Associated with the tendering of the 9-5/8% Notes and the 7.50% Notes, the Company received consents which

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


permanently remove substantially all of the operating restrictions with respect to those notes once certain investment grade ratings are achieved.

     Interest on the New Notes is payable semi-annually on January 15 and July 15 of each year, commencing January 15, 2005. The New Notes are governed by an Indenture between the Company and The Bank of New York dated January 13, 1998. The New Notes are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company.

     In conjunction with the exchange, the Company paid $9.1 million (which represented $10.6 million of settlement losses for future periods offset by $1.5 million of accrued settlement gains through the date of termination) to terminate interest rate swap contracts hedging $140 million notional amount of the 7.50% Notes and $90 million notional amount of the 9-5/8% Notes.

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

Financial and Operating Performance

     The Company's financial and operating performance for the first six months of 2004, as compared to the first six months of 2003, included the following highlights:

       o A 30 percent increase in average daily production on a BOE basis, with relatively balanced contributions from domestic and foreign operations.
       o A 42 percent increase in oil, NGL and gas revenues due to increased sales volumes and commodity price levels.
       o A 47 percent increase in income before income taxes and cumulative effect of change in accounting principle.
       o An increase in the Company's effective income tax rate from three percent to 41 percent primarily due to the third quarter 2003 reversal of the Company's United States deferred tax asset valuation allowances.
       o     A 60 percent increase in net cash provided by operating activities.
       o     A decrease in the Company's ratio of debt to book capitalization to
             43.8 percent as of June 30, 2004 from 54.7 percent as of June 30, 2003.
       o The declaration and payment of a $.10 per common share semiannual dividend.

     During the first six months of 2004, the Company also announced the following financial and operating milestones:

       o Rating agencies upgrade of the Company to investment grade status in response to improved financial position and earnings trends, along with other factors specific to the Company.
       o The Proposed Merger with Evergreen Resources, Inc. ("Evergreen"). See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Proposed Merger with Evergreen Resources, Inc." for information regarding this important business combination.
       o The exchange of portions of the Company's outstanding senior notes due 2007, 2010 and 2012 for new senior notes due 2016 and cash. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Capital Commitments, Capital Resources and Liquidity" for information regarding this $526.9 million debt exchange that was completed in July 2004.
       o Completion of the First Amendment which removed Pioneer USA as a guarantor of the Revolving Credit Agreement and had the effect of removing Pioneer USA as a guarantor of the Company's senior notes. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the First Amendment.
       o First production from the Company's deepwater Gulf of Mexico Harrier field during January 2004, the Devils Tower field during May 2004 and the Raptor and Tomahawk fields during mid-June 2004.
       o The acquisition of a 40 percent interest in Block H offshore Equatorial Guinea, West Africa.
       o The announced agreement to participate in a joint exploration program with ConocoPhillips and Anadarko Petroleum Corporation in the National Petroleum Reserve on the North Slope of Alaska.

                       PIONEER NATURAL RESOURCES COMPANY


     The Company recorded net income of $69.7 million ($.58 per diluted share) and $129.9 million ($1.08 per diluted share) for the three and six months ended June 30, 2004, respectively, as compared to net income of $77.2 million ($.65 per diluted share) and $161.4 million ($1.36 per diluted share), including a $15.4 million benefit from the cumulative effect of change in accounting principle, net of tax, associated with the Company's adoption of SFAS 143 on January 1, 2003, for the same respective periods of 2003. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's asset retirement obligations. Income before income taxes and cumulative effect of change in accounting principle increased by $41.6 million (52 percent) and $70.5 million (47 percent) during the three and six month periods ended June 30, 2004 as compared to the same respective periods ended June 30, 2003. However, primarily as a result of the reversal of the Company's United States deferred tax asset valuation allowances during the third quarter of 2003, the Company's income tax provision increased by $49.1 million and $86.6 million during the three and six month periods ended June 30, 2004 as compared to the same respective periods ended June 30, 2003.

     The Company's net cash provided by operating activities was $264.7 million and $518.3 million for the three and six months ended June 30, 2004, respectively, representing increases of $74.8 million and $194.1 million, respectively, as compared to $189.9 million and $324.2 million for the same respective periods in 2003. During the three months ended June 30, 2004, the Company used its net cash provided by operating activities to fund $183.6 million of additions to oil and gas properties, to repay $46.0 million of long-term debt, to purchase $9.7 million of treasury stock and to fund $12.0 million of dividends on common stock. During the six months ended June 30, 2004, the Company used its net cash provided by operating activities to fund $350.8 million of additions to oil and gas properties, to repay $136.0 million of long-term debt, to purchase $15.3 million of treasury stock and to fund $12.0 million of dividends on common stock.

Proposed Merger with Evergreen Resources, Inc.

     Evergreen is a publicly traded independent oil and gas company primarily engaged in the operation, development, production, exploration and acquisition of North American unconventional natural gas. Evergreen's operations are principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado and its recently acquired producing properties in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin. The Merger Agreement provides for a merger by which Evergreen will become a wholly-owned subsidiary of Pioneer.

     Proposed purchase terms. In accordance with the Merger Agreement, holders of approximately 44 million shares of Evergreen common stock will have the right to receive an aggregate of approximately 25 million shares of Pioneer common stock (with related stockholders rights) and a total of approximately $850 million in cash. This represents a price per Evergreen share of $39.00 (based on Pioneer's last reported sale price on May 3, 2004 of $33.52 per share). Holders of Evergreen common stock will have the option to elect among three types of consideration for a share of Evergreen common stock: (1) 1.1635 shares of Pioneer common stock; (2) $39.00 cash; or (3) .58175 shares of Pioneer common stock and $19.50 in cash. Evergreen stockholders who do not make an election will receive .58175 shares of Pioneer common stock and $19.50 in cash per Evergreen share. All holders of unvested restricted stock under Evergreen's stock-based employee plans will be deemed to have elected to receive Pioneer common stock. Holders who elect all stock consideration or all cash consideration (other than holders of unvested restricted stock) will be subject to allocation of the stock and cash so that the aggregate amounts of stock and cash will be limited to those amounts set forth in the first sentence of this paragraph.

     In addition, Evergreen is seeking to sell its Kansas assets before the closing date of the Proposed Merger. Evergreen stockholders will receive an additional cash payment equal to the sum of (i) $.35 per share (approximately $15 million) as consideration from Pioneer for the Kansas properties in the Proposed Merger; plus (ii) an amount per share equal to a pro rata share of the net proceeds in excess of $15 million from the sale, if any, of the Kansas properties to a third party that closes before the closing date of the Proposed Merger.

     Strategic rationale. Pioneer's business strategy for sustaining above average growth in per share value is predicated on the leveraging of its long-lived foundation assets. Those foundation assets generate dependable operating cash flows while requiring relatively low amounts of maintenance capital. As a result, the Company's foundation assets provide free cash flows (i.e., operating cash flows after maintenance capital expenditures) that finance

                        PIONEER NATURAL RESOURCES COMPANY


investments in high-impact, high-return exploration and acquisition opportunities. The Proposed Merger offers an opportunity for the Company to rebalance its portfolio of long-lived foundation assets by adding Evergreen's long-lived onshore producing asset base and significant low-risk development drilling opportunities. Additionally, the Company's decision to pursue the Proposed Merger was positively impacted by the compatible technical and corporate cultures of Pioneer and Evergreen, Evergreen's substantial acreage position in key growth basins of the United States Rockies area and the opportunity to leverage Evergreen's technical expertise in the area of coal bed methane operations.

     Liquidity and capital structure. The completion of the Proposed Merger is expected to result in a short-term increase of approximately $1.2 billion in the Company's long-term debt, comprised of the funding of $850 million in cash consideration paid, approximately $8 million of transaction costs associated with the Proposed Merger, approximately $15 million to fund the purchase of Evergreen's Kansas assets if Evergreen is unable to sell those assets prior to closing the Proposed Merger and the assumption of (i) $100 million of Evergreen
4.75 percent convertible senior subordinated bonds that are callable in December 2006 and (ii) $200 million of Evergreen 5.875 percent senior subordinated bonds due in 2012. The Company intends to finance the cash costs of the Proposed Merger with a new $900 million, 364-day senior unsecured revolving credit facility, the terms of which will essentially mirror those of the Company's Revolving Credit Agreement, including the bearing of a variable annual rate of interest equal to the six-month LIBOR rate plus a 75 basis point LIBOR margin. The completion of the Proposed Merger is expected to increase the Company's stockholders' equity by approximately $900 million as a result of the associated issuance of approximately 25 million shares of Pioneer common stock.

     The Company has targeted a ratio of debt to book capitalization of 40 percent or less by the end of 2005. To achieve this target, the respective companies have implemented an aggressive commodity hedging program of Pioneer's and Evergreen's 2004 and 2005 forecasted oil and gas production, utilizing commodity swap contracts entered into with highly-rated financial institution counterparties. Consistent with this program, Evergreen has hedged approximately 75 percent of its remaining forecasted 2004 and forecasted 2005 gas production. The Company has hedged approximately 35 percent of its remaining forecasted 2004 worldwide liquids and 50 percent of its remaining forecasted 2004 North American gas production and approximately 35 percent of its forecasted 2005 worldwide liquids and North American gas production. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for more information regarding the Company's commodity hedge positions.

     Regulatory and shareholders approvals. The Company filed with the SEC a registration statement on Form S-4 on June 14, 2004 relating to the shares of Pioneer common stock to be issued in the Proposed Merger. A portion of such registration statement constituted a joint proxy statement/prospectus to be submitted to the stockholders of Evergreen's common stock and the Company's common stock for special meetings to be held by each company's stockholders in connection with the Proposed Merger. It is expected that such joint proxy statement/prospectus will be mailed to all stockholders during August 2004, and that such meeting will be held, and the Proposed Merger will be consummated, in September 2004. Since meetings of both Evergreen's and Pioneer's stockholders are required in connection with the Proposed Merger, in addition to a number of other conditions, there can be no assurance that the Proposed Merger will occur.

Drilling Highlights

     During the first six months of 2004, the Company incurred $348.8 million in finding and development costs including $134.7 million for development activities, $156.1 million for exploration activities and $58.0 million on acquisitions. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure for the Company's significant development projects. The following tables summarize the Company's development drilling and exploration and extension drilling activities for the six months ended June 30, 2004:

                        PIONEER NATURAL RESOURCES COMPANY

                                                     Development Drilling
                            ----------------------------------------------------------------------
                            Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                              in Progress       Spud         Wells         Wells      In Progress
                            ---------------   ---------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast...         3             11           9            -               5
Permian Basin...............       -               59          56            -               3
Mid-Continent...............        25             41          48            -              18
                                ------         ------       -----          -----         -----
      Total Domestic........        28            111         113            -              26
                                ------         ------       -----          -----         -----
Argentina...................         3             21          19            -               5
Canada......................         6              3           7            -               2
Africa......................       -                1           1            -             -
                                ------         ------       -----          -----         -----
      Total Worldwide.......        37            136         140            -              33
                                ======         ======       =====          =====         =====

                                               Exploration/Extension Drilling
                            ----------------------------------------------------------------------
                            Beginning Wells     Wells     Successful   Unsuccessful   Ending Wells
                              in Progress       Spud         Wells         Wells      In Progress
                            ---------------   ---------   ----------   ------------   ------------
Gulf of Mexico/Gulf Coast...         6              2           4              3             1
Mid-Continent...............         2             -           -               2            -
Alaska......................         3             -           -              -              3
                                ------         ------       -----          -----         -----
     Total Domestic.........        11              2           4              5             4
                                ------         ------       -----          -----         -----
Argentina...................        10             12          12              2             8
Canada......................        11             35          19             18             9
Africa......................         2              6           2              4             2
                                ------         ------       -----          -----         -----
     Total Worldwide........        34             55          37             29            23
                                ======         ======       =====          =====         =====

     Domestic. The Company spent $224.4 million during the first six months of 2004 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Alaska, Permian Basin and Mid-Continent areas of the United States.

     Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $134.3 million (93 percent of which was spent in the Gulf of Mexico) of drilling, construction, acquisition and seismic capital. In the deepwater Gulf of Mexico, the Company completed three development projects, had development activities on one significant project underway and drilled three significant exploration wells during the first half of 2004. During the second quarter, the Company was also awarded leases on 19 Gulf of Mexico blocks covering approximately 102,000 acres, of which 14 are located in the deepwater.

o Falcon Corridor - During the first quarter of 2003, the Company drilled its Harrier discovery, which was completed as a one-well subsea tie-back to the Falcon field facilities and placed on production in January 2004. In addition, during the third quarter of 2003, the Company successfully drilled the Tomahawk and Raptor prospects, which were also developed as single-well subsea tie-backs to the Falcon field facilities and placed on production in June 2004. To accommodate the incremental production from Harrier, Tomahawk and Raptor as well as potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon Nest platform on the Gulf of Mexico shelf has been added, doubling its capacity. The Company holds a 100 percent working interest and operates all four fields in the Falcon Corridor. In addition, the Company may drill an additional Falcon Corridor exploration prospect during the second half of 2004.

o Devils Tower Area - The Dominion-operated Devils Tower development project was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The spar has slots for eight dry tree wells and up to two subsea tie-back risers and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Two Devils Tower wells were completed and placed on production during the

                        PIONEER NATURAL RESOURCES COMPANY


     second quarter of 2004, while six additional wells will be completed during the remainder of 2004, including two wells during the third quarter, and into early 2005. In addition, three subsea tie-back wells in the Goldfinger and Triton satellite discoveries to the Devils Tower field are expected to be jointly tied back to the Devils Tower spar with first production expected in 2005. Production is expected to continue to increase as additional wells are individually completed from the spar. The Company holds a 25 percent working interest in each of the above projects.

     In addition to the development and exploration projects above in the deepwater Gulf of Mexico, the Company participated in three sub-salt deepwater prospects during the first half of 2004 of which one well was successful and two were noncommercial. A sidetrack well in the Dominion-operated Thunder Hawk discovery at Mississippi Canyon Block 734 encountered in excess of 300 feet of net oil pay in two high-quality reservoir zones, and the partners are currently evaluating appraisal and development options, with an additional well to further delineate the field likely to commence in late 2004. The Company owns a 12.5 percent working interest in the discovery. The Company also anticipates that its Ozona Deep discovery will be sanctioned during the latter part of 2004.

     The Company's joint exploration agreement with Woodside Energy (USA), Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, has been extended for an additional year through 2005 over the shallow-water Texas shelf region of the Gulf of Mexico. Completion operations on the Midway prospect, the fourth well drilled under this partnership, will begin late in the third quarter of 2004 after which the well will be tested and evaluated prior to being tied back to an existing production platform. If successful, first production is anticipated during the first quarter of 2005. The Company has a 50 percent working interest in this well. The four additional wells to be drilled under the agreement were mutually agreed to be deferred until more technical work can be performed on the prospects by both companies. Additionally, the Company and Woodside are evaluating shallower gas prospects on the Gulf of Mexico shelf for possible inclusion in the 2004 or 2005 drilling program.

     Alaska area. The Company spent $24.8 million of acquisition and seismic capital to add to its leasehold position and expand its North Slope seismic data coverage. In June 2004, Pioneer announced that it agreed to a joint exploration program in the National Petroleum Reserve-Alaska ("NPR-A") located on the North Slope with ConocoPhillips and Anadarko Petroleum Corporation. At the federal lease sale held June 3, 2004 in Anchorage, Pioneer was the apparent high co-bidder on 63 tracts covering approximately 717,000 acres in the NPR-A
Northwest Planning Area. Pioneer will participate with a 20 percent to 30 percent working interest in the acreage operated by ConocoPhillips. Pioneer also acquired a 20 percent interest in 167,000 total acres in the adjacent NPR-A Northeast Planning Area and in federal offshore blocks, including seismic and geologic data.

     During 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. Associated therewith, the Company drilled three exploratory wells during 2003 to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil-bearing Jurassic-aged sands, and the first well flowed at a rate of approximately 1,300 barrels per day. In January 2004, the Company farmed-into a large acreage block to the southwest of the Company's discovery. During the remainder of 2004, the Company plans to analyze seismic data and technical information from other wells drilled southwest of its discovery and evaluate the feasibility of potential development options.

     Permian Basin area. The Company spent $42.2 million of capital during the first six months of 2004 primarily on development drilling in the Spraberry oil trend where the Company plans to drill approximately 100 wells during 2004. Also included in the capital spent during the first half of 2004 was a $20.2 million acquisition of various working interests in approximately 600 Spraberry oil wells, 400 of which were already operated by the Company.

     Mid-Continent area. The Company spent $23.1 million of capital during the first six months of 2004 primarily in the West Panhandle field in Texas where the Company plans to drill approximately 110 wells during 2004. The Company also plans to drill approximately 20 wells during 2004 in the Hugoton field in Kansas.

                        PIONEER NATURAL RESOURCES COMPANY


     Argentina. The Company spent $54.0 million of acquisition, drilling and seismic capital during the first six months of 2004. With the economic environment in Argentina stabilizing and the potential for improvements in future gas prices, the Company increased its capital budget in Argentina for 2004 to approximately $100 million.

     The Company's drilling activities in Argentina continue to confirm the presence of significant deep gas reserves. During the second quarter of 2004, the Company completed the expansion of its Loma Negra gas plant in Neuquen and a 20-mile pipeline to deliver gas from the Company's development projects in the Portezuelos and Anticlinal Campamento fields located west of the plant. The Company also acquired additional 3-D seismic in support of future Argentine drilling plans.

     Canada. The Company spent $29.7 million of acquisition, drilling and seismic capital during the first half of 2004, primarily in the Chinchaga, Martin Creek and Lookout Butte areas that are mainly accessible for drilling during the winter months.

     Africa. The Company spent $40.7 million of acquisition, drilling and seismic capital during the first six months of 2004 primarily in South Africa, Tunisia, Gabon and Equatorial Guinea.

     South Africa. The Company spent $6.2 million primarily to drill a water injection well at the Sable field in an attempt to enhance production. The production impact of the water injection well is not expected to be fully known until later in 2004. The Company also continues to evaluate the potential to develop its gas reserves by attempting to establish a contract to supply gas to an existing synthetic fuels plant.

     Tunisia. The Company spent $4.0 million of capital during the first six months of 2004, primarily to place its most recent discovery, Hawa, on production and to drill another exploration well on its Adam concession, the Dalia discovery in which the Company has a 28 percent working interest, that was placed on production subsequent to quarter-end. The well is currently producing at an initial rate of approximately 1,600 barrels per day from one zone. Upon completion of the initial production phase, the well is expected to produce from multiple zones at significantly higher rates. During the remainder of 2004, the Company plans to drill an exploration well on the Company-operated El Hamra permit and a development well at Hawa, which is located on the ENI-operated Adam concession. In addition, the Company plans to drill another exploration well and perform additional tests on the discovery on its Anadarko-operated Anaguid permit during the second half of 2004.

     Gabon. The Company spent $14.0 million of capital during the first six months of 2004 to drill five exploration wells, one of which was successful in extending the planned development area to the south. The remaining four wells were expensed as dry holes. The Company is currently in the process of completing the plan of development to be filed with the government late in the third quarter of 2004. If approved, development operations will commence with first production expected in late 2006 or early 2007.

     Equatorial Guinea. The Company spent $13.3 million of acquisition and drilling capital during the first six months of 2004 to acquire a 40 percent working interest in 400,000 acres of Block H offshore Equatorial Guinea, West Africa. The Bravo 1 well was drilled in June 2004 and determined to be noncommercial. The Company has several other prospects on the blocks that are being evaluated for future drilling.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $447.0 million and $893.5 million for the three and six months ended June 30, 2004, respectively, compared to $344.2 million and $629.2 million for the same respective periods of 2003. The increases in oil and gas revenues during the three and six months ended June 30, 2004, as compared to the same respective periods of 2003, were primarily attributable to increases in sales volumes in the United States, Argentina, South Africa and Tunisia and increases in realized oil, NGL and gas prices.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides the Company's average daily production volumes by geographic area and in total, for the three and six months ended June 30, 2004 and 2003:

                                                    Three months ended       Six months ended
                                                         June 30,                 June 30,
                                                  ---------------------   ---------------------
                                                     2004        2003        2004        2003
                                                  ---------   ---------   ---------   ---------
       Average daily production:
          Oil (Bbls):
            United States......................      26,039      24,168      25,505      24,127
            Argentina..........................       8,531       7,786       8,579       7,730
            Canada.............................          95         125          97         130
            Africa.............................      10,215         -        12,125         -
            Worldwide..........................      44,880      32,079      46,306      31,987
          NGLs (Bbls):
            United States......................      19,809      20,190      20,373      20,107
            Argentina..........................       1,494       1,442       1,459       1,287
            Canada.............................         916       1,024         981         952
            Worldwide..........................      22,219      22,656      22,813      22,346
          Gas (Mcf):
            United States......................     558,131     477,607     554,306     408,983
            Argentina..........................     122,326     103,265     110,072      85,050
            Canada.............................      41,293      45,271      40,656      43,086
            Worldwide..........................     721,750     626,143     705,034     537,119
          Total (BOE):
            United States......................     138,870     123,959     138,262     112,398
            Argentina..........................      30,414      26,439      28,384      23,192
            Canada.............................       7,892       8,694       7,854       8,263
            Africa.............................      10,215         -        12,125         -
            Worldwide..........................     187,391     159,092     186,625     143,853

     Per BOE average daily production, on a second-quarter 2004 to second-quarter 2003 comparison, increased by 18 percent worldwide, by 12 percent in the United States, by 15 percent in Argentina and the Company realized first production from Africa during the second half of 2003. Second quarter 2004 average daily production in Canada decreased by nine percent as compared to the second quarter of 2003 due to normal decline rates.

     During the first half of 2004 as compared to the first half of 2003, per BOE average daily production increased by 30 percent worldwide, by 23 percent in the United States, by 22 percent in Argentina and, as previously mentioned, the Company realized first production from Africa during the second half of 2003. Average daily production declined by five percent in Canada during the first half of 2004 as compared to the first half of 2003 due to normal decline rates.

     Oil and gas sales from the Company's deepwater Gulf of Mexico Harrier field, Devils Tower project and Raptor and Tomahawk fields were first realized during January, May and mid-June 2004, respectively, and oil sales were first realized from the Company's Tunisian and South African oil projects during the second and third quarters of 2003, respectively. Argentine oil and gas sales volumes were higher than anticipated during the first half of 2004 primarily due to strong energy demand during their summer and fall seasons.

     Third quarter 2004 production is expected to average 185,000 to 200,000 BOEs per day, reflecting the incremental production expected from Devils Tower, Tomahawk and Raptor, the variability of oil cargo shipments in Tunisia and South Africa, and the seasonal increase in gas demand during Argentina's winter season.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides the Company's average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, by geographic area and in total, for the three and six months ended June 30, 2004 and 2003:

                                                Three months ended   Six months ended
                                                     June 30,            June 30,
                                                -----------------   -----------------
                                                  2004      2003      2004      2003
                                                -------   -------   -------   -------
       Average reported prices:
          Oil (per Bbl):
            United States....................   $ 27.63   $ 24.31   $ 27.16   $ 25.07
            Argentina........................   $ 20.13   $ 24.07   $ 24.05   $ 24.83
            Canada...........................   $ 39.48   $ 25.09   $ 37.18   $ 28.57
            Africa...........................   $ 35.13   $   -     $ 32.98   $   -
            Worldwide........................   $ 27.94   $ 24.25   $ 28.13   $ 25.03
          NGLs (per Bbl):
            United States....................   $ 22.29   $ 17.09   $ 21.90   $ 19.34
            Argentina........................   $ 27.22   $ 23.13   $ 28.17   $ 23.63
            Canada...........................   $ 29.33   $ 26.90   $ 27.82   $ 27.18
            Worldwide........................   $ 22.92   $ 17.92   $ 22.55   $ 19.92
          Gas (per Mcf):
            United States....................   $  5.16   $  4.84   $  5.14   $  4.79
            Argentina........................   $   .65   $   .57   $   .62   $   .56
            Canada...........................   $  4.55   $  5.12   $  4.39   $  5.24
            Worldwide........................   $  4.36   $  4.15   $  4.39   $  4.15
       Average realized prices:
          Oil (per Bbl):
            United States....................   $ 36.30   $ 28.48   $ 34.55   $ 30.05
            Argentina........................   $ 24.41   $ 24.07   $ 27.56   $ 26.34
            Canada...........................   $ 39.48   $ 25.09   $ 37.18   $ 28.57
            Africa...........................   $ 35.80   $   -     $ 33.55   $   -
            Worldwide........................   $ 33.94   $ 27.40   $ 33.00   $ 29.15
          NGLs (per Bbl):
            United States....................   $ 22.29   $ 17.09   $ 21.90   $ 19.34
            Argentina........................   $ 27.22   $ 23.13   $ 28.17   $ 23.63
            Canada...........................   $ 29.33   $ 26.90   $ 27.82   $ 27.18
            Worldwide........................   $ 22.92   $ 17.92   $ 22.55   $ 19.92
          Gas (per Mcf):
            United States....................   $  5.71   $  5.12   $  5.52   $  5.39
            Argentina........................   $   .65   $   .57   $   .62   $   .56
            Canada...........................   $  5.58   $  5.43   $  5.40   $  5.89
            Worldwide........................   $  4.84   $  4.39   $  4.75   $  4.66

     As discussed above, oil and gas revenues for the three and six months ended June 30, 2004 were positively impacted by commodity price increases. Comparing the second quarter of 2004 to the same period in 2003, the Company's average reported worldwide oil price increased 15 percent, average reported worldwide NGL prices increased 28 percent and average reported worldwide gas prices increased five percent. However, realized Argentine oil prices decreased during the second quarter of 2004 primarily due to the implementation of a new formula for domestic oil prices to bring them in approximate parity with oil exports that are subject to a 20 percent export tax. In general, the formula provides that if the average NYMEX price for crude oil exceeds $36 per Bbl, Argentine producers will receive 80 percent of the price they would otherwise receive for domestic sales, less normal quality differentials, and if the average NYMEX price is below $36 per Bbl, Argentine producers will receive 86 percent of the price they would otherwise receive for domestic sales, less normal quality differentials. The 14 percent increase in Argentine realized gas prices was the result of a federal decree governing future gas price increases to industrial users and large customers during the next two years which became effective in May. Comparing the first six months of 2004 to the same period in 2003, the Company's average reported worldwide oil price increased 12 percent, average reported worldwide NGL prices increased 13 percent and average reported worldwide gas prices increased six percent.

                        PIONEER NATURAL RESOURCES COMPANY


     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2004, the Company's commodity price hedges decreased oil and gas revenues by $56.1 million and $86.9 million, respectively, as compared to $22.6 million and $73.0 million during the same respective periods in 2003. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and six months ended June 30, 2004 and 2003.

     Oil and gas production costs. During the three and six months ended June 30, 2004, total production costs per BOE averaged $5.60 and $5.44, respectively, representing an increase of $.50 per BOE (ten percent) and no change, respectively, as compared to total production costs per BOE of $5.10 and $5.44 during the same respective periods of 2003. Lease operating expenses and workover costs represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

     The increase in total production costs per BOE during the three months ended June 30, 2004, as compared to the same period in 2003, is primarily due to
(i) two months of fixed lease operating expenses associated with the phased start-up of the Devils Tower project in May which are expected to decline as additional Devils Tower wells are completed during the remainder of 2004 and into 2005, (ii) higher lease operating expenses associated with the Company's South African oil production, (iii) increased workover costs and (iv) increased ad valorem taxes.

     During the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, higher lease operating expenses associated with Gulf of Mexico and African production (which required minimal field fuel and are not subject to ad valorem taxes) and higher per BOE workover costs were offset by decreases in per BOE field fuel and ad valorem tax expenses.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the three and six months ended June 30, 2004 and 2003:

                                                Three months ended   Six months ended
                                                      June 30,           June 30,
                                                -----------------   -----------------
                                                  2004      2003      2004      2003
                                                -------   -------   -------   -------
       Lease operating expenses..............   $  3.65   $  3.30   $  3.50   $  3.31
       Taxes:
          Production.........................       .57       .59       .58       .70
          Ad valorem.........................       .46       .38       .46       .43
       Field fuel expenses...................       .65       .72       .65       .85
       Workover costs........................       .27       .11       .25       .15
                                                 ------    ------    ------    ------
             Total production costs..........   $  5.60   $  5.10   $  5.44   $  5.44
                                                 ======    ======    ======    ======

                                                Three months ended   Six months ended
                                                     June 30,            June 30,
                                                -----------------   -----------------
                                                  2004      2003      2004      2003
                                                -------   -------   -------   -------
       Total production costs:
          United States......................   $  5.64   $  5.35   $  5.45   $  5.70
          Argentina..........................   $  3.04   $  2.57   $  2.94   $  2.76
          Canada.............................   $ 10.52   $  9.20   $ 10.84   $  9.50
          Africa.............................   $  8.98   $   -     $  8.31   $   -
          Worldwide..........................   $  5.60   $  5.10   $  5.44   $  5.44

     Based on market-quoted commodity prices during July 2004, the Company expects third quarter 2004 production costs to average $5.40 to $5.90 per BOE, based on current gas price outlooks and Gulf of Mexico and African production forecasts.

                        PIONEER NATURAL RESOURCES COMPANY


     Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $8.37 and $8.22 for the three and six months ended June 30, 2004, respectively, as compared to $6.95 and $6.55 during the same respective periods of 2003. Depletion expense per BOE, the largest component of depletion, depreciation and amortization expense, was $8.21 and $8.06 per BOE during the three and six months ended June 30, 2004, respectively, as compared to $6.78 and $6.37 per BOE during the same respective periods of 2003. The increases in per BOE depletion expense during the three and six months ended June 30, 2004, as compared to the same respective periods of 2003, are primarily due to a greater proportion of the Company's production being derived from higher cost-basis deepwater Gulf of Mexico and South African developments.

     The following table provides the Company's depletion expense per BOE by geographic area for the three and six months ended June 30, 2004 and 2003:

                                               Three months ended   Six months ended
                                                    June 30,             June 30,
                                               -----------------   -----------------
                                                 2004      2003      2004      2003
                                               -------   -------   -------   -------
       Depletion expense:
          United States.....................   $  8.39   $  6.95   $  8.09   $  6.45
          Argentina.........................   $  5.35   $  4.98   $  5.30   $  4.84
          Canada............................   $ 10.29   $  9.80   $ 10.40   $  9.56
          Africa............................   $ 12.64   $   -     $ 13.88   $   -
          Worldwide.........................   $  8.21   $  6.78   $  8.06   $  6.37

     The Company expects third quarter 2004 depletion, depreciation and amortization expense to average $8.75 to $9.25 per BOE, as a greater proportion of the Company's production is being produced from higher-cost basis deepwater Gulf of Mexico and South African properties.

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $39.7 million and $120.2 million during the three and six months ended June 30, 2004, respectively, as compared to $47.0 million and $82.9 million during the same respective periods in 2003. The decrease in exploration, abandonments, geological and geophysical costs during the second quarter of 2004 as compared to the second quarter of 2003 is primarily comprised of a $9.5 million decrease in dry hole expense, partially offset by a $2.6 million increase in geological and geophysical expense. Significant components of the Company's dry hole expense during the second quarter of 2004 included $9.5 million for the abandonment of a well that was drilled in 2002 along the southern portion of the Olowi block oil accumulation in Gabon which is not included in the current development plan and $6.1 million on the Bravo prospect offshore Equatorial Guinea. The increase in exploration, abandonments, geological and geophysical costs during the first half of 2004 as compared to the first half of 2003 is primarily comprised of a $21.5 million increase in dry hole expense and a $14.0 million increase in geological and geophysical expenses. Significant components of the Company's dry hole expense during the first half of 2004 included $26.7 million and $10.9 million on the Company's deepwater Gulf of Mexico Juno and Myrtle Beach prospects, respectively, $18.7 million on the Company's Gabonese Olowi prospect, $6.1 million on the Company's Bravo prospect offshore Equatorial Guinea and $486 thousand of South African credit adjustments. During the first half of 2004, the Company completed and evaluated 66 exploration/extension wells, 37 of which were successfully completed as discoveries. During the same period in 2003, the Company completed and evaluated 73 exploration/extension wells, 35 of which were successfully completed as discoveries.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense for the three and six months ended June 30, 2004 and 2003:

                                                                                  Africa
                                                United                              and
                                                States    Argentina    Canada      Other      Total
                                               -------    ---------    -------    -------    --------
                                                                   (in thousands)
    Three months ended June 30, 2004:
      Geological and geophysical costs......   $ 9,338     $ 7,538     $   688    $ 3,113    $ 20,677
      Exploratory dry holes.................       895         287         412     15,635      17,229
      Leasehold abandonments and other......     1,601          22         154        -         1,777
                                                ------      ------      ------     ------     -------
                                               $11,834     $ 7,847     $ 1,254    $18,748    $ 39,683
                                                ======      ======      ======     ======     =======
    Three months ended June 30, 2003:
      Geological and geophysical costs......   $11,849     $ 4,776     $   578    $   854    $ 18,057
      Exploratory dry holes.................     9,820         551       1,156     15,229      26,756
      Leasehold abandonments and other......       934       1,201          99        -         2,234
                                                ------      ------      ------     ------     -------
                                               $22,603     $ 6,528     $ 1,833    $16,083    $ 47,047
                                                ======      ======      ======     ======     =======
    Six months ended June 30, 2004:
      Geological and geophysical costs......   $25,107     $10,668     $ 1,835    $ 4,846    $ 42,456
      Exploratory dry holes.................    37,863         692       8,582     24,319      71,456
      Leasehold abandonments and other......     2,420          37       3,813          7       6,277
                                                ------      ------      ------     ------     -------
                                               $65,390     $11,397     $14,230    $29,172    $120,189
                                                ======      ======      ======     ======     =======
    Six months ended June 30, 2003:
      Geological and geophysical costs......   $17,688     $ 6,508     $ 1,915    $ 2,328    $ 28,439
      Exploratory dry holes.................    21,178       1,431       9,870     17,456      49,935
      Leasehold abandonments and other......     1,524       1,633       1,375          8       4,540
                                                ------      ------      ------     ------     -------
                                               $40,390     $ 9,572     $13,160    $19,792    $ 82,914
                                                ======      ======      ======     ======     =======

     The  Company   expects  third  quarter  2004   exploration,   abandonments,
geological and geophysical costs to be $25 million to $45 million, dependent largely on exploratory drilling results and expected seismic expenditures.

     General and administrative expense. General and administrative expense for the three and six months ended June 30, 2004 was $17.2 million and $35.5 million, respectively, as compared to $13.6 million and $29.1 million during the same respective periods in 2003. The increases in general and administrative expense are primarily due to increases in administrative staff, performance-related compensation costs and increases in the amortization of restricted stock awards of $1.5 million and $2.2 million during the three and six months ended June 30, 2004, respectively, as compared to the same respective periods of 2003.

     The Company expects third quarter 2004 general and administrative expense to be $17 million to $19 million.

     Accretion of discount on asset retirement obligations. During the three and six months ended June 30, 2004, accretion of discount on asset retirement obligations was $2.0 million and $4.0 million, respectively, as compared to $1.2 million and $2.3 million during the same respective periods of 2003. The increases in accretion of discount on asset retirement obligations are primarily due to the increase in future plugging and abandonment obligations related to the deepwater Gulf of Mexico, Tunisian and South African wells which began production during the twelve months ended June 30, 2004. See "Cumulative effect of change in accounting principle" and Notes B and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's asset retirement obligations.

     The Company expects third quarter 2004 accretion of discount on asset retirement obligations to be approximately $2 million.

                        PIONEER NATURAL RESOURCES COMPANY


     Interest expense. Interest expense was $21.4 million and $43.0 million for the three and six months ended June 30, 2004, respectively, as compared to $23.8 million and $46.3 million for the same respective periods in 2003. The decrease in interest expense during the second quarter of 2004 as compared to the second quarter of 2003 is primarily attributable to reduced borrowings under the Company's Revolving Credit Agreement and an $866 thousand increase in interest rate hedge gains, partially offset by a $586 thousand decrease in interest capitalized as the Company has completed major development projects in the Gulf of Mexico and South Africa. The decrease in interest expense during the first half of 2004 as compared to the first half of 2003 is primarily attributable to reduced borrowings under the Company's Revolving Credit Agreement and a $1.6 million increase in interest rate hedge gains, partially offset by a $1.4 million decrease in interest capitalized. The weighted average interest rate on the Company's indebtedness for each of the three and six months ended June 30, 2004 was 5.2 percent, as compared to 5.4 percent and 5.2 percent for the same respective periods in 2003, including the effects of the Company's interest rate swaps.

     As is  further  described  in Note L of  Notes  to  Consolidated  Financial
Statements included in "Item 1. Financial Statements", the Company exchanged $526.9 million of three existing series of senior notes for a like principal amount of New Notes and cash during July 2004. In accordance with GAAP, the Company will account for the debt exchange during the third quarter of 2004 as a replacement of the exchanged debt and will amortize the $109.0 million associated payment of the trading premium or market value of the exchanged senior notes in excess of their stated value, along with the unamortized carrying values attributable to the issuance costs, discounts and deferred hedge gains and losses of the exchanged debt, as adjustments of interest expense over the remaining terms of the New Notes.

     The Company expects third quarter 2004 interest expense to be $21 million to $24 million.

     Other expenses. Other expenses for the three and six months ended June 30, 2004 were $8.3 million and $8.5 million, respectively, as compared to $5.6 million and $10.8 million for the same respective periods in 2003. The increase in other expenses during the three months ended June 30, 2004, as compared to the same period of 2003, is attributable to a $4.8 million increase in bad debt expense, $1.4 million of transaction costs incurred to complete the aforementioned debt exchange, and a $1.3 million increase in hedge ineffectiveness charges, partially offset by a $1.5 million decrease in foreign currency exchange losses, a $1.2 million decrease in Argentine personal asset taxes and other aggregate expense fluctuations. The decrease in other expenses during the six months ended June 30, 2004, as compared to the same period of 2003, is attributable to a $1.8 million decrease in foreign currency exchange losses, a $.9 million decrease in Argentine personal asset taxes and other aggregate expense fluctuations.

     Income tax provision. During the three and six months ended June 30, 2004, the Company recognized income tax provisions of $51.8 million and $91.5 million, respectively, as compared to $2.6 million and $4.9 million for the same respective periods in 2003. The Company's effective tax rate is higher than the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to the reversal of the Company's United States deferred tax asset valuation allowances during the third quarter of 2003 and the aforementioned international exploration and abandonment expenses that created deferred tax benefits which cannot be recognized until sufficient future taxable income in those countries is assured. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

     During the third quarter of 2004, the Company estimates that its cash income taxes will be $4 million to $8 million principally related to Argentine and Tunisian income taxes and nominal alternative minimum tax in the United States. The Company's effective income tax rate is expected to range from 36 percent to 39 percent based on current capital spending plans.

     Cumulative effect of change in accounting principle. As previously discussed, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of deferred income taxes.

Capital Commitments, Capital Resources and Liquidity

     Capital  commitments.   The  Company's  primary  needs  for  cash  are  for
exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations.

                        PIONEER NATURAL RESOURCES COMPANY


     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and six months ended June 30, 2004 totaled $183.6 million and $350.8 million, respectively, as compared to additions to oil and gas properties of $134.3 million and $387.1 million during the same respective periods of 2003. During the three and six month periods ended June 30, 2004, the Company's additions to oil and gas properties were funded by $264.7 million and $518.3 million of net cash provided by operating activities, respectively. The Company's second quarter 2003 additions to oil and gas properties were funded by $189.9 million of net cash provided by operating activities. During the six months ended June 30, 2003, the Company's additions to oil and gas properties were funded by $324.2 million of net cash provided by operating activities, $25.7 million of proceeds from the disposition of assets and borrowings under long-term debt.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations and other liabilities. From time-to- time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2004, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Other than the Company's derivative obligations and the aforementioned exchange of senior notes during July 2004, there have been no material changes in its contractual obligations since December 31, 2003. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the six months ended June 30, 2004.

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

     Operating activities. Net cash provided by operating activities during the three and six months ended June 30, 2004 was $264.7 million and $518.3 million, respectively, as compared to $189.9 million and $324.2 million for the same respective periods in 2003. The increases in net cash provided by operating activities were primarily due to higher production volumes and higher commodity prices.

     Investing activities. Net cash used in investing activities during the three and six months ended June 30, 2004 was $192.2 million and $364.5 million, respectively, as compared to $128.3 million and $367.7 million for the same respective periods of 2003. The increase in net cash used in investing activities during the second quarter of 2004, as compared to the second quarter of 2003, was primarily due to second quarter 2004 acquisitions of proved oil and gas properties in the United States Spraberry field and unproved property interests in Alaska and Equatorial Guinea. The decrease in net cash used in investing activities during the first half of 2004, as compared to the first half of 2003, was primarily due to a $36.3 million decrease in additions to oil and gas properties, partially offset by a $25.2 million decrease in proceeds from disposition of assets.

     Financing activities. Net cash used in financing activities during the three and six months ended June 30, 2004 was $66.1 million and $157.5 million, respectively. In comparison, net cash used in financing activities was $57.3 million during the three months ended June 30, 2003 and net cash provided by financing activities was $45.7 million during the six months ended June 30, 2003. During the three and six month periods ended June 30, 2004, the Company has repaid $46.0 million and $136.0 million of long-term debt, respectively, as compared to a repayment of $57.2 million of long-term debt during the three months ended June 30, 2003 and $44.5 million of net long-term borrowings during the six months ended June 30, 2003. The reductions in long-term debt were funded during 2004 by increased net cash provided by operating activities. During the three and six months ended June 30, 2004, the Company also used $9.7 million to purchase 320,000 shares of treasury stock and $15.3 million to purchase 503,300 shares of treasury stock, respectively.

                        PIONEER NATURAL RESOURCES COMPANY


     During March 2004, the Company's board of directors also declared a $.10 per common share semiannual dividend, payable on April 13, 2004 to shareholders of record on March 29, 2004. Associated therewith, the Company distributed $12.0 million of aggregate dividends during April 2004. If declared by the board of directors, the Company's second semiannual dividend will be distributed during October 2004.

     The Company's operating, investing and financing activities during the third and fourth quarters of 2004 will be materially impacted by the aforementioned July 2004 debt exchange and by the Proposed Merger. The debt exchange extended the maturities on $526.9 million of the Company's long-term debt until 2016, reduced the coupon interest rate on the New Notes as compared to the exchanged notes and used $109.0 million of cash for exchange price payments, which represented the trading premium or market value of the exchanged notes in excess of their stated value. The Proposed Merger, if consummated, will be accounted for as a purchase business combination and will materially expand the Company's assets, liabilities, shareholders' equity, outstanding common shares, forecasted production volumes and general scope of operations.

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

     Liquidity. The Company's principal source of short-term liquidity is the Revolving Credit Agreement. Outstanding borrowings under the Revolving Credit Agreement totaled $24.0 million as of June 30, 2004. Including $49.3 million of undrawn and outstanding letters of credit under the Revolving Credit Agreement, the Company has $626.7 million of unused borrowing capacity as of June 30, 2004.

     Book capitalization and current ratio. The Company's book capitalization at June 30, 2004 was $3.2 billion, consisting of debt of $1.4 billion and stockholders' equity of $1.8 billion. Consequently, the Company's debt to book capitalization decreased to 43.8 percent at June 30, 2004 from 46.9 percent at December 31, 2003. The Company's ratio of current assets to current liabilities was .54 at June 30, 2004 and .48 at December 31, 2003.

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

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first six months of 2004:

                                                     Derivative Contract Net Liabilities
                                                    --------------------------------------
                                                                   Interest
                                                    Commodities      Rate         Total
                                                    -----------    ---------    ----------
                                                                (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2003...............    $ (201,422)    $     -      $ (201,422)
       Changes in contract fair value (a).......      (238,014)      (13,575)     (251,589)
       Contract maturities......................       113,874        (2,010)      111,864
       Contract terminations....................        (5,515)          -          (5,515)
                                                     ---------      --------     ---------
       Fair value of contracts outstanding
          as of June 30, 2004...................    $ (331,077)    $ (15,585)   $ (346,662)
                                                     =========      ========     =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

     The following disclosures provide specific information about material changes that have occurred since December 31, 2003 in the Company's portfolio of financial instruments. The Company may recognize gains or losses in future earnings on these instruments from changes in commodity prices or interest rates.

                        PIONEER NATURAL RESOURCES COMPANY


     Interest rate sensitivity. During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7-1/2 percent senior notes. The terms of the interest rate swap contracts match the scheduled maturity of the hedged senior notes, require the counterparties to pay the Company a 7-1/2 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent.

     During April 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 9-5/8 percent senior notes. The terms of the interest rate swap contracts match the scheduled maturity of the hedged senior notes, require the counterparties to pay the Company a 9-5/8 percent fixed annual interest rate and require the Company to pay the counterparties variable annual interest rates equal to the periodic six- month LIBOR plus a weighted average annual margin of 5.66 percent.

     During June 2004, the Company entered into costless collar contracts to hedge the yield on the benchmark U.S. Treasuries. The terms of the collar contracts fixed the annual yield on $250 million notional amount of U.S. Treasuries within a yield collar having a ceiling rate of 4.70 percent and a floor rate of 4.65 percent. The yield on the U.S. Treasuries as of July 7, 2004 was the benchmark rate used to determine the coupon rate on the Company's 5-7/8 percent senior notes due July 15, 2016, which were issued on July 15, 2004 in exchange for portions of three series of the Company's outstanding senior notes. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the July 15, 2004 debt exchange.

     The following table provides information about the debt obligations and derivative financial instruments of the Company that are sensitive to changes in interest rates as of June 30, 2004. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2004. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR. For interest rate swap contracts, the table presents the notional amounts together with the fixed rate to be received by the Company and the variable rate to be paid estimated based on the current variable rate being paid by the Company projected forward proportionate to the forward yield curve for the six-month LIBOR.

                        PIONEER NATURAL RESOURCES COMPANY


                            Interest Rate Sensitivity
    Debt Obligations and Derivative Financial Instruments as of June 30, 2004

                                 Six months                                                                          Liability
                                   ended                       Year ended December 31,                             Fair Value at
                                 December 31, ------------------------------------------------------                  June 30,
                                    2004        2005       2006       2007       2008     Thereafter     Total          2004
                                  --------    --------   --------   --------   --------   ----------   ----------   ------------
                                                                   (in thousands, except interest rates)
Total Debt:
  Fixed rate maturities.........  $    -      $133,279   $    -     $153,339   $351,932   $ 728,813    $1,367,363    $(1,542,732)
  Weighted average
    interest rate (%)...........      7.93        7.86       7.83       7.81       8.34        8.37
  Variable rate maturities......  $    -      $    -     $    -     $    -     $ 24,000   $     -      $   24,000    $   (24,000)
  Average interest rate (%).....      3.29        4.68       5.58       6.16       6.57         -
Interest Rate Hedge Derivatives:
  7-1/2 percent senior notes:
    Notional debt amount........  $150,000    $150,000   $150,000   $150,000   $150,000   $ 150,000    $  150,000    $   (10,491)
    Fixed rate receivable (%)...      7.50        7.50       7.50       7.50       7.50        7.50          7.50
    Variable rate payable (%)...      6.00        7.39       8.29       8.87       9.28       10.29
  9-5/8 percent senior notes:
    Notional debt amount........  $150,000    $150,000   $150,000   $150,000   $150,000   $ 150,000    $  150,000    $    (4,361)
    Fixed rate receivable (%)...      9.63        9.63       9.63       9.63       9.63        9.63          9.63
    Variable rate payable (%)...      7.95        9.34      10.24      10.82      11.23       12.24
  4.75 percent U.S. Treasury
    Notes due May 15, 2014:
     Notional debt amount.......  $250,000    $    -     $    -     $    -     $    -     $     -      $  250,000    $      (733)
     Weighted average maximum
      ceiling rate (%)..........      4.70         -          -          -          -           -            4.70
     Weighted average minimum
      floor rate (%)............      4.65         -          -          -          -           -            4.65

     During July 2004 the Company entered into the following transactions that materially changed the Company's portfolio of financial instruments that are sensitive to changes in interest rates:

       o The Company terminated interest rate swap contracts on $140 million notional amount of its 7-1/2 percent senior notes. In connection therewith, the Company paid $7.8 million to settle $8.8 million of settlement losses for future periods offset by $1.0 million of accrued settlement gains through the date of termination. The Company continues to be a party to interest rate swaps on $10 million notional amount whereby the Company is paid a fixed annual rate of 7-1/2 percent and pays the counterparties a variable annual rate equal to the periodic six-month LIBOR rate plus a weighted average annual margin of 3.72 percent.
       o The Company terminated interest rate swap contracts on $90 million notional amount of its 9-5/8 percent senior notes. In connection therewith, the Company paid $1.3 million to settle $1.8 million of settlement losses for future periods offset by $.5 million of accrued settlement gains through the date of termination. The Company continues to be a party to interest rate swaps on $60 million notional amount whereby the Company is paid a fixed annual rate of 9-5/8 percent and pays the counterparties a variable annual rate equal to the periodic six-month LIBOR rate plus a weighted average annual margin of 5.62 percent.
       o On July 15, 2004, the Company completed the aforementioned exchange of outstanding senior notes for a new issuance of senior notes and cash. In aggregate, $117.9 million of 8-1/4 percent senior notes due August 15, 2007, $339.2 million of 9-5/8 percent senior notes due April 1, 2010 and $133.8 million of 7-1/2 percent senior notes due April 15, 2012 were exchanged for a like principal amount of 5-7/8 percent senior notes due July 15, 2016 plus $109.0 million of cash which represented the trading premium or market value of the bonds in excess of their stated value and $14.2 million of accrued interest payable.
       o On July 7, 2004, the Company terminated the costless collar contracts that hedged $250 million notional amount of U.S. Treasuries. In connection therewith, the Company paid $3.4 million to the counterparties.

                        PIONEER NATURAL RESOURCES COMPANY


     Commodity price sensitivity. During the first six months of 2004, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to oil or gas price changes as of June 30, 2004. As of June 30, 2004, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note E of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.
                              Oil Price Sensitivity
              Derivative Financial Instruments as of June 30, 2004


                                           Six months                                            Liability
                                              ended             Year ended December 31,        Fair Value at
                                           December 31,  -------------------------------------    June 30,
                                              2004        2005      2006      2007      2008        2004
                                           -----------   -------   -------   -------   -------   -----------
                                                                                                (in thousands)
Oil Hedge Derivatives (a):
  Average daily notional Bbl volumes:
   Swap contracts.........................    23,250      27,000     5,000    11,000    15,000   $ (128,178)
    Weighted average fixed price per Bbl..   $ 29.46     $ 27.97   $ 26.19   $ 30.17   $ 28.56
  Average forward NYMEX oil prices (b)....   $ 42.83     $ 39.57   $ 37.18   $ 35.65   $ 34.49

---------------
(a)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) The average forward NYMEX oil prices are based on July 30, 2004 market quotes.

                            Gas Price Sensitivity (a)
              Derivative Financial Instruments as of June 30, 2004

                                           Six months                                   Liability
                                              ended       Year ended December 31,     Fair Value at
                                           December 31,  ---------------------------     June 30,
                                              2004        2005      2006      2007         2004
                                           -----------   -------   -------   -------   -----------
                                                                                      (in thousands)
Gas Hedge Derivatives (b):
  Average daily notional MMBtu volumes:
   Swap contracts.........................   310,000     174,904    70,000    20,000    $ (202,899)
    Weighted average fixed price
      per MMBtu...........................  $   4.34     $  5.10   $  4.16   $  3.51
  Average forward NYMEX gas prices (c)....  $   6.42     $  6.39   $  5.95   $  5.51

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap contract and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note E of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) The average forward NYMEX gas prices are based on July 30, 2004 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY


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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     As discussed in Note H of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note H, the Company believes that the probable damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 13, 2004 in Irving, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 2,
2004). The following is a brief description of each proposal and results of the stockholders' votes.

     Election of Directors. Prior to the meeting, the Company's board of directors designated three nominees as Class I directors with their terms to expire at the annual meeting in 2007 when their successors are elected and qualified. Messrs. Gardner and Houghton and Mrs. Lawson were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                        Authority                 Broker
                                             For        Withheld     Abstain    Non-Votes
                                         -----------    ---------    -------    ---------
            R. Hartwell Gardner          105,926,894    1,036,477       -           -
            James L. Houghton            105,914,054    1,049,317       -           -
            Linda K. Lawson              105,029,162    1,934,209       -           -

     In addition, the term of office for the following directors continued after May 13, 2004: James R. Baroffio, Edison C. Buchanan, Jerry P. Jones, Charles E. Ramsey, Jr., Scott D. Sheffield and Robert A. Solberg.

     Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2004 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

            For                         105,816,908
            Against                       1,078,369
            Abstain                          68,094
            Broker non-votes                    -

                        PIONEER NATURAL RESOURCES COMPANY


Item 6.     Exhibits and Reports on Form 8-K

Exhibits

   2.1 Agreement and Plan of Merger, dated May 3, 2004, among the Company, Evergreen and BC Merger Sub, Inc. (incorporated by reference to Exhibit
        2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 3, 2004).
  10.1 5-Year Revolving Credit Agreement dated as of December 16, 2003 among the Company, as the Borrower; JP Morgan Chase Bank as the Administrative Agent; JP Morgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents and certain other lenders.
  10.2 First Amendment to 5-Year Revolving Credit Agreement dated as of June 9, 2004 among the Company, as the Borrower; JP Morgan Chase Bank as the Administrative Agent; JP Morgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents and certain other lenders.
  31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  32.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
  32.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

     During the three months ended June 30, 2004, the Company filed with the SEC current reports on Form 8-K on May 5, May 7, June 10 and June 25, 2004, to provide certain information that is deemed furnished, not filed, under the Exchange Act.

     The Company's May 5, 2004 Form 8-K provided, along with associated exhibits thereto, information announcing that the Company had entered into a definitive merger agreement with Evergreen whereby Evergreen would become a wholly-owned subsidiary of the Company.

     The Company's May 7, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on May 7, 2004 announcing, together with related information, financial and operating results for the quarter ended March 31, 2004, providing an operations update and providing the Company's second quarter 2004 financial outlook based on current expectations.

     The Company's June 10, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on June 10, 2004 announcing that the Company had commenced offers to exchange any and all of three series of its outstanding senior notes for a new series of Senior Notes due 2016 and cash.

     The Company's first June 25, 2004 Form 8-K provided, along with an exhibit thereto, information announcing that the Company had entered into a First Amendment to the Company's $700,000,000 5-Year Revolving Credit Agreement that changes certain definitions in the Revolving Credit Agreement and relinquishes Pioneer USA's guarantor requirement of the Company's senior notes.

     The Company's second June 25, 2004 Form 8-K provided, as an exhibit thereto, a news release issued by the Company on June 25, 2004 announcing that the Company had increased the consideration to be paid to holders of senior notes who validly tender their old notes in connection with the exchange offers commenced on June 10, 2004, and amended certain other terms of those exchange offers.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                             PIONEER NATURAL RESOURCES COMPANY



Date:   August 3, 2004                By:       /s/ Timothy L. Dove
                                             ----------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and Chief
                                             Financial Officer



Date:   August 3, 2004                By:       /s/ Richard P. Dealy
                                             ----------------------------------
                                             Richard P. Dealy
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY


Exhibit Index

                                                                           Page


       2.1 Agreement and Plan of Merger, dated May 3, 2004, among the Company, Evergreen and BC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 3, 2004).
      10.1(a) 5-Year Revolving Credit Agreement dated as of December 16, 2003 among the Company, as the Borrower; JP Morgan Chase Bank as the Administrative Agent; JP Morgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents and certain other lenders.
      10.2(a) First Amendment to 5-Year Revolving Credit Agreement dated as of June 9, 2004 among the Company, as the Borrower; JP Morgan Chase Bank as the Administrative Agent; JP Morgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank,
                National Association, as the Co-Documentation Agents and certain other lenders.
     31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
     31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
     32.1(a) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
     32.2(a) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

------------------
(a) filed herewith