Form 10-Q
period 2004-09-30
PIONEER NATURAL RESOURCES CO
filed 2004-11-05
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


                         Commission File Number: 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                        Delaware                           75-2702753
           ---------------------------------          -------------------
            (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas              75039
------------------------------------------------            ----------
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

                                Yes / x /  No /  /

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / x /  No /  /


Number of shares of Common Stock outstanding as of
  November 4, 2004................................................  145,805,173

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS




                                                                     Page

Definitions of Oil and Gas Terms and Conventions Used Herein.......    3

Forward-looking Statements.........................................    3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 2004
                  and December 31, 2003...........................     4

               Consolidated Statements of Operations for the
                  three and nine months ended September 30,
                  2004 and 2003...................................     5

               Consolidated Statement of Stockholders' Equity
                  for the nine months ended September 30, 2004....     6

               Consolidated Statements of Cash Flows for the
                  three and nine months ended September 30,
                  2004 and 2003...................................     7

               Consolidated Statements of Comprehensive Income
                  (Loss) for the three and nine months ended
                  September 30, 2004 and 2003.....................     8

               Notes to Consolidated Financial Statements.........     9

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations................    28

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk........................................    40

Item 4.        Controls and Procedures............................    43


                          PART II. OTHER INFORMATION

Item 1.        Legal Proceedings..................................    43

Item 4.        Submission of Matters to a Vote of Security
               Holders............................................    44

Item 6.        Exhibits...........................................    45

Signatures     ...................................................    47

Exhibit Index  ...................................................    48

          Definitions of Oil and Gas Terms and Conventions Used Herein

     Within this Report, the following oil and gas terms and conventions have specific meanings: "Bbl" means a standard barrel containing 42 United States gallons; "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis; "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit; "LIBOR" means London Interbank Offered Rate, which is a market rate of interest;"MBbl" means one thousand Bbls; "MBOE" means one thousand BOEs; "Mcf" means one thousand cubic feet and is a measure of natural gas volume; "MMBtu" means one million Btus; "MMcf" means one million cubic feet; "NGL" means natural gas liquid; "NYMEX" means the New York Mercantile Exchange and "proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
     (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
     (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
     (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

                           Forward-looking Statements

     The information included in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the business prospects of the Company are subject to a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves, implement its business plans, or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks, acts of war or terrorism. These and other risks are described in the Company's 2003 Annual Report on Form 10-K and other filings with the SEC.

                          PART I. FINANCIAL INFORMATION


Item 1.         Financial Statements


                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                            September 30,   December 31,
                                                                                2004            2003
                                                                            ------------    ------------
                                                                            (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents...............................................  $     2,949     $    19,299
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,330 and $4,727
       as of September 30, 2004 and December 31, 2003, respectively.......      173,343         111,033
     Due from affiliates..................................................          557             447
  Inventories.............................................................       35,576          17,509
  Prepaid expenses........................................................       13,117          11,083
  Deferred income taxes...................................................       18,143          40,514
  Other current assets:
     Derivatives..........................................................          565             423
     Other, net of allowance for doubtful accounts of $4,486 as
       of September 30, 2004 and December 31, 2003........................       14,969           4,807
                                                                             ----------      ----------
          Total current assets............................................      259,219         205,115
                                                                             ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties....................................................    7,477,175       4,983,558
     Unproved properties..................................................      487,037         179,825
  Accumulated depletion, depreciation and amortization....................   (2,083,735)     (1,676,136)
                                                                             ----------      ----------
          Total property, plant and equipment.............................    5,880,477       3,487,247
                                                                             ----------      ----------
Deferred income taxes.....................................................        3,300         192,344
Goodwill..................................................................      333,203             -
Other property and equipment, net.........................................       69,480          28,080
Other assets:
  Derivatives.............................................................           52             209
  Other, net of allowance for doubtful accounts of $92 as of
     September 30, 2004 and December 31, 2003.............................       50,492          38,577
                                                                             ----------      ----------
                                                                            $ 6,596,223     $ 3,951,572
                                                                             ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade................................................................  $   169,500     $   177,614
     Due to affiliates....................................................        8,085           8,804
  Interest payable........................................................       25,152          37,034
  Income taxes payable....................................................       13,101           5,928
  Other current liabilities:
     Derivatives..........................................................      348,326         161,574
     Other................................................................       72,696          38,798
                                                                             ----------      ----------
          Total current liabilities.......................................      636,860         429,752
                                                                             ----------      ----------
Long-term debt............................................................    2,464,902       1,555,461
Derivatives...............................................................      235,258          48,825
Deferred income taxes.....................................................      438,236          12,121
Other liabilities.........................................................      180,059         145,641
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     145,560,377 and 119,665,784 shares issued as of
     September 30, 2004 and December 31, 2003, respectively...............        1,456           1,197
  Additional paid-in capital..............................................    3,682,540       2,734,403
  Treasury stock, at cost; 331,339 and 378,012 shares as of
     September 30, 2004 and December 31, 2003, respectively...............      (10,774)         (5,385)
  Deferred compensation...................................................      (25,509)         (9,933)
  Accumulated deficit.....................................................     (711,993)       (887,848)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax................................     (332,465)       (104,130)
     Cumulative translation adjustment....................................       37,653          31,468
                                                                             ----------      ----------
          Total stockholders' equity......................................    2,640,908       1,759,772
Commitments and contingencies
                                                                             ----------      ----------
                                                                            $ 6,596,223     $ 3,951,572
                                                                             ==========      ==========

      The financial information included as of September 30, 2004 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                        Three months ended            Nine months ended
                                                           September 30,                 September 30,
                                                     ----------------------     ------------------------
                                                        2004         2003          2004          2003
                                                     ---------    ---------     ----------    ----------
Revenues and other income:
  Oil and gas......................................  $ 452,839    $ 336,473     $1,346,358    $  965,712
  Interest and other...............................      1,212          348          4,557         4,321
  Gain (loss) on disposition of assets, net........        215           46            (30)        1,576
                                                      --------     --------      ---------     ---------
                                                       454,266      336,867      1,350,885       971,609
                                                      --------     --------      ---------     ---------
Costs and expenses:
  Oil and gas production...........................     93,214       75,764        277,990       217,474
  Depletion, depreciation and amortization.........    139,991      103,534        419,240       274,142
  Impairment of oil and gas properties.............     34,825          -           34,825           -
  Exploration and abandonments.....................     32,965       24,516        153,154       107,430
  General and administrative.......................     19,485       15,207         55,008        44,332
  Accretion of discount on asset retirement
    obligations....................................      2,030        1,327          6,012         3,656
  Interest.........................................     24,827       23,212         67,805        69,526
  Other............................................      2,486        1,389         10,982        12,205
                                                      --------     --------      ---------     ---------
                                                       349,823      244,949      1,025,016       728,765
                                                      --------     --------      ---------     ---------
Income before income taxes and cumulative effect
  of change in accounting principle................    104,443       91,918        325,869       242,844
Income tax benefit (provision).....................    (23,527)      99,895       (115,063)       94,961
                                                      --------     --------      ---------     ---------
Income before cumulative effect of change in
  accounting principle.............................     80,916      191,813        210,806       337,805
Cumulative effect of change in accounting
  principle, net of tax............................        -            -              -          15,413
                                                      --------     --------      ---------     ---------
Net income.........................................  $  80,916    $ 191,813     $  210,806    $  353,218
                                                      ========     ========      =========     =========
Basic earnings per share:
  Income before cumulative effect of change
     in accounting principle.......................  $     .68    $    1.64     $     1.78    $     2.89
  Cumulative effect of change in accounting
     principle, net of tax.........................        -            -              -             .13
                                                      --------     --------      ---------     ---------
  Net income.......................................  $     .68    $    1.64     $     1.78    $     3.02
                                                      ========     ========      =========     =========
Diluted earnings per share:
  Income before cumulative effect of change
     in accounting principle.......................  $     .67    $    1.62     $     1.75    $     2.86
  Cumulative effect of change in accounting
     principle, net of tax.........................        -            -              -             .13
                                                      --------     --------      ---------     ---------
  Net income.......................................  $     .67    $    1.62     $     1.75    $     2.99
                                                      ========     ========      =========     =========
Weighted average shares outstanding:
     Basic.........................................    118,663      117,216        118,745       116,990
                                                      ========     ========      =========     =========
     Diluted.......................................    120,297      118,457        120,321       118,283
                                                      ========     ========      =========     =========
Dividends declared per share.......................  $     .10    $     -       $      .20    $      -
                                                      ========     ========      =========     =========

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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------
Balance as of January 1, 2004....   $1,197  $2,734,403  $ (5,385)   $  (9,933)  $ (887,848)  $ (104,130)   $  31,468   $ 1,759,772

  Acquisition of Evergreen
    Resources, Inc...............      254     928,667       -         (6,027)         -            -            -         922,894
  Dividends declared.............      -           -         -            -        (26,558)         -            -         (26,558)
  Exercise of long-term
    incentive plan stock
    options and employee
    stock purchases..............      -        (2,186)   30,860          -         (8,393)         -            -          20,281
  Purchase of treasury stock.....      -           -     (36,249)         -            -            -            -         (36,249)
  Tax benefits related to
    stock-based compensation.....      -         4,318       -            -            -            -            -           4,318
  Deferred compensation:
    Compensation deferred........        5      17,338       -        (17,343)         -            -            -             -
    Deferred compensation
      included in net income.....      -           -         -          7,794          -            -            -           7,794
  Net income.....................      -           -         -            -        210,806          -            -         210,806
  Other comprehensive income (loss):
    Net deferred hedge losses,
     net of tax:
      Net deferred hedge losses..      -           -         -            -            -       (505,522)         -        (505,522)
      Net hedge losses included
       in net income.............      -           -         -            -            -        142,735          -         142,735
      Tax benefits related to
       net hedge losses..........      -           -         -            -            -        134,452          -         134,452
    Translation adjustment.......      -           -         -            -            -            -          6,185         6,185
                                     -----   ---------   -------     --------    ---------    ---------     --------    ----------

Balance as of September 30, 2004.   $1,456  $3,682,540  $(10,774)   $ (25,509)  $ (711,993)  $ (332,465)   $  37,653   $ 2,640,908
                                     =====   =========   =======     ========    =========    =========     ========    ==========

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                        Three months ended             Nine months ended
                                                           September 30,                  September 30,
                                                     ------------------------     -------------------------
                                                        2004          2003            2004          2003
                                                     ----------    ----------     -----------    ----------
Cash flows from operating activities:
  Net income......................................   $   80,916    $  191,813     $   210,806    $  353,218
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.....      139,991       103,534         419,240       274,142
     Impairment of oil and gas properties.........       34,825           -            34,825           -
     Exploration expenses, including dry holes....       14,058        15,677         126,336        83,204
     Deferred income taxes........................       16,011      (103,691)         95,875      (103,938)
     Loss (gain) on disposition of assets, net....         (215)          (46)             30        (1,576)
     Accretion of discount on asset retirement
       obligations................................        2,030         1,327           6,012         3,656
     Interest related amortization................       (1,094)       (4,781)        (12,457)      (13,960)
     Commodity hedge related amortization.........      (11,311)      (18,132)        (33,844)      (54,119)
     Cumulative effect of change in accounting
       principle, net of tax......................          -             -               -         (15,413)
     Amortization of stock-based compensation.....        2,928         1,609           7,794         4,321
     Other noncash items..........................          788           (11)          6,492         4,259
  Changes in operating assets and liabilities,
    net of effects from acquisitions:
     Accounts receivable, net.....................       13,450        17,932         (45,090)        3,287
     Inventories..................................       (5,572)       (4,678)         (9,752)       (8,895)
     Prepaid expenses.............................       (6,881)        1,102          (2,034)       (8,404)
     Other current assets, net....................          380        (2,712)          1,137        (3,276)
     Accounts payable.............................      (23,019)       23,281         (27,773)       28,951
     Interest payable.............................      (14,526)          850         (14,440)          581
     Income taxes payable.........................       (1,460)        1,740           2,995         3,916
     Other current liabilities....................       (2,160)       (2,349)         (8,679)       (3,278)
                                                      ---------     ---------      ----------     ---------
       Net cash provided by operating activities..      239,139       222,465         757,473       546,676
                                                      ---------     ---------      ----------     ---------
Cash flows from investing activities:
  Payment for acquisitions, net of cash acquired..     (849,450)          -          (849,450)          -
  Proceeds from disposition of assets.............          510         9,294           1,050        35,006
  Additions to oil and gas properties.............     (116,922)     (134,889)       (467,753)     (521,985)
  Other property additions, net...................       (9,894)       (1,814)        (24,137)       (8,170)
                                                      ---------     ---------      ----------     ---------
       Net cash used in investing activities......     (975,756)     (127,409)     (1,340,290)     (495,149)
                                                      ---------     ---------      ----------     ---------
Cash flows from financing activities:
  Borrowings under long-term debt.................      876,000        50,913       1,032,477       222,725
  Principal payments on long-term debt............     (109,002)     (142,913)       (401,479)     (270,262)
  Payment of other liabilities....................      (28,059)       (4,869)        (36,178)      (11,097)
  Exercise of long-term incentive plan stock
     options and employee stock purchases.........        6,273         2,481          20,281        12,342
  Purchase of treasury stock......................      (20,963)          -           (36,249)       (2,349)
  Payment of financing fees.......................         (510)          -              (642)          -
  Dividends paid..................................          -             -           (12,005)          -
                                                      ---------     ---------      ----------     ---------
       Net cash provided by (used in)
           financing activities...................      723,739       (94,388)        566,205       (48,641)
                                                      ---------     ---------      ----------     ---------
Net increase (decrease) in cash and cash
  equivalents.....................................      (12,878)          668         (16,612)        2,886
Effect of exchange rate changes on cash and
  cash equivalents................................          615          (173)            262         1,275
Cash and cash equivalents, beginning of period....       15,212        12,156          19,299         8,490
                                                      ---------     ---------      ----------     ---------
Cash and cash equivalents, end of period..........   $    2,949    $   12,651     $     2,949    $   12,651
                                                      =========     =========      ==========     =========

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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)




                                                          Three months ended         Nine months ended
                                                            September 30,               September 30,
                                                       ----------------------     ----------------------
                                                          2004         2003          2004         2003
                                                       ---------    ---------     ---------    ---------

Net income..........................................   $  80,916    $ 191,813     $ 210,806    $ 353,218
                                                        --------     --------      --------     --------
Other comprehensive income (loss):
 Net deferred hedge gains (losses), net of tax:
     Net deferred hedge gains (losses)..............    (267,926)      47,015      (505,522)    (188,043)
     Deferred income tax valuation reserve
       adjustment related to hedging................         -         23,288           -         23,288
     Net hedge losses included in net income........      55,850       27,911       142,735      100,872
     Tax benefits (provisions) related to net
       hedge gains and losses.......................      77,873         (447)      134,452         (715)
  Translation adjustment............................      12,005       (1,017)        6,185       28,808
                                                        --------     --------      --------     --------
       Other comprehensive income (loss)............    (122,198)      96,750      (222,150)     (35,790)
                                                        --------     --------      --------     --------
Comprehensive income (loss).........................   $ (41,282)   $ 288,563     $ (11,344)   $ 317,428
                                                        ========     ========      ========     ========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, South Africa and Tunisia.

     On September 28, 2004, the Company completed a merger with Evergreen Resources, Inc. ("Evergreen"), as set forth in the Agreement and Plan of Merger dated May 3, 2004 (the "Merger Agreement"), that added to the Company's United States asset base and expanded its portfolio of development and exploration opportunities in North America. Evergreen's operations were primarily focused on developing and expanding its coal bed methane production from the Raton Basin in southern Colorado.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the merger has been accounted for as a purchase of Evergreen by Pioneer. As a result, the historical financial statements for the Company are those of Pioneer, and the Company's Consolidated Balance Sheets present the addition of Evergreen's assets and liabilities as of September 28, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows do not include any financial results of Evergreen for the periods presented. Financial results of the acquired assets and liabilities will be included in Pioneer's reported results beginning October 1, 2004. See Note C for additional information regarding the Evergreen merger.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

     Adoption of SFAS 143. On January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amended Statement of Financial Accounting Standards No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are capitalized as part of the carrying value of the long-lived asset.

     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a gain of $15.4 million, net of $1.3 million of deferred tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Consolidated Statements of Operations. See Note G for additional information regarding the Company's asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



     Inventories. Inventories were comprised of $31.5 million and $15.3 million of lease and well equipment and $4.1 million and $2.2 million of commodities as of September 30, 2004 and December 31, 2003, respectively. Lease and well equipment inventories were net of valuation reserve allowances of $.5 million and $.6 million as of September 30, 2004 and December 31, 2003, respectively.

     Goodwill. As is described in Note C, the Company recorded $333.2 million of goodwill associated with the Evergreen merger. The goodwill was recorded to the Company's United States reporting unit and will be subject to change during the twelve-month period following the merger if the settlement values of monetary assets acquired and liabilities assumed in the merger differ from their estimated values as of September 28, 2004. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized to earnings but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company did not grant any stock options under the Long-Term Incentive Plan during the nine months ended
September 30, 2004. Stock-based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the three and nine months ended September 30, 2004 and 2003, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards.

     In accordance with the Merger Agreement, on September 28, 2004, the Company assumed 200,051 restricted stock units, associated with which the Company recorded $6.0 million of deferred compensation that will be amortized as charges to compensation expense over the periods in which their restrictions lapse, and fully-vested options to purchase 2,383,434 shares of the Company's common stock at various exercise prices, the weighted average price per share of which was $11.18. The assumed restricted stock units and options were outstanding awards to Evergreen employees when the Evergreen merger occurred.

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" to stock-based compensation during the three and nine months ended September 30, 2004 and 2003:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

                                                       Three months ended        Nine months ended
                                                          September 30,             September 30,
                                                     ---------------------    -----------------------
                                                       2004         2003         2004         2003
                                                     --------    ---------    ---------    ----------
                                                         (in thousands, except per share amounts)
     Net income, as reported......................   $ 80,916    $ 191,813    $ 210,806    $ 353,218
     Plus: Stock-based compensation expense
       included in net income for all awards,
       net of tax (a).............................      1,859        1,022        4,949        2,744
     Deduct: Stock-based compensation expense
       determined under fair value based method
       for all awards, net of tax (a).............     (3,273)      (3,027)      (9,809)      (8,700)
                                                      -------     --------     --------     --------
     Pro forma net income.........................   $ 79,502    $ 189,808    $ 205,946    $ 347,262
                                                      =======     ========     ========     ========
     Net income per share:
       Basic - as reported........................   $    .68    $    1.64    $    1.78    $    3.02
                                                      =======     ========     ========     ========
       Basic - pro forma..........................   $    .67    $    1.62    $    1.73    $    2.97
                                                      =======     ========     ========     ========
       Diluted - as reported......................   $    .67    $    1.62    $    1.75    $    2.99
                                                      =======     ========     ========     ========
       Diluted - pro forma........................   $    .66    $    1.60    $    1.71    $    2.94
                                                      =======     ========     ========     ========

-----------
(a) For the three and nine months ended September 30, 2004, stock-based compensation expense included in net income is net of tax benefits of $1.1 million and $2.8 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the three and nine months ended September 30, 2004 is net of tax benefits of $1.9 million and $5.6 million, respectively. For the three and nine months ended September 30, 2003, stock-based compensation expense included in net income is net of tax benefits of $.6 million and $1.6 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the three and nine months ended September 30, 2003 is net of tax benefits of $1.7 million and $5.0 million, respectively. See Note D for additional information regarding the Company's income taxes.

NOTE C.     Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer in accordance with SFAS
141. The merger with Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $850.5 million of cash to the Evergreen shareholders. The value of each share of Pioneer was based on the five-day average closing price of Pioneer's common stock surrounding the May 3, 2004 announcement date of the merger. In addition, as consideration for Evergreen's Kansas assets, which were sold to a third party for net proceeds of $20.9 million on September 27, 2004, Evergreen stockholders received an additional cash payment equal to $.48 per Evergreen common share. In total, the aggregate purchase consideration for the assets acquired and liabilities assumed from Evergreen was $1,756.3 million. The cash consideration paid in the merger was financed through borrowings on the Company's new $900 million, 364-day senior unsecured revolving credit facility (the "364-Day Credit Agreement"). See Note E for additional information on the 364-Day Credit Agreement.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


     The following table represents the allocation of the total purchase price of Evergreen to the acquired assets and assumed liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed. Any future adjustments to the allocation of the purchase price are not anticipated to be material to the Company's financial statements.

                                                                                   (in thousands)
                                                                                   -------------
       Fair value of Evergreen's net assets:
         Net working capital.....................................................   $   (44,307)
         Proved oil and gas properties...........................................     2,222,393
         Unproved oil and gas properties.........................................       284,732
         Other assets............................................................        40,522
         Goodwill................................................................       333,203
         Long-term debt..........................................................      (305,500)
         Net deferred income tax liabilities.....................................      (679,558)
         Other noncurrent liabilities, including minority interest
           in subsidiaries.......................................................       (37,724)
         Deferred compensation associated with unvested restricted stock awards..         6,027
         Additional paid-in capital (excess fair value of convertible debt
           attributable to equity conversion rights).............................       (63,500)
                                                                                     ----------
                                                                                    $ 1,756,288
                                                                                     ==========
       Consideration paid for Evergreen's net assets:
         Pioneer common stock issued.............................................   $   826,514
         Cash consideration paid.................................................       871,423
                                                                                     ----------
         Aggregate purchase consideration issued to Evergreen stockholders.......     1,697,937
         Plus:
             Pioneer common stock issuable to holders of unvested restricted
               stock awards upon lapse of restrictions...........................         6,435
             Proceeds from the sale of Kansas properties to be paid to holders
               of unvested restricted stock awards upon lapse of restrictions....            83
             Exchange of Evergreen employee stock options........................        32,389
             Estimated direct merger costs incurred..............................        19,444
                                                                                     ----------
               Total purchase price..............................................   $ 1,756,288
                                                                                     ==========

     Evergreen was a publicly-traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional natural gas. Evergreen was based in Denver, Colorado and was one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations were principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western
Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin as a result of Evergreen's acquisition of Carbon Energy Corporation on October 29, 2003 (the "Carbon acquisition").

     The merger with Evergreen provided an opportunity for the Company to rebalance its portfolio of long-lived foundation assets by adding Evergreen's long-lived onshore producing asset base and significant low-risk development and extension drilling opportunities. Additionally, the Company's decision to complete the merger was positively impacted by the compatible technical and corporate cultures of Pioneer and Evergreen, Evergreen's substantial acreage position in key growth basins of the United States Rockies area and the opportunity to leverage Evergreen's technical expertise in the area of coal bed methane operations. These strategic opportunities were among the factors considered when the Company determined its offering price for the Evergreen net assets.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


     Included in working capital and other assets in the table above is $6.4 million of intangible assets attributable to noncompete agreements executed with three former executive officers of Evergreen, including Mr. Mark Sexton, a director of the Company since the merger and formerly Evergreen's President, Chief Executive Officer and Chairman of the board of directors. The noncompete agreements will be amortized on a straight-line basis as charges to the Company's net income during the two-year period subsequent to the merger. Additionally, the Company recorded $333.2 million of goodwill associated with the Evergreen merger, which amount represents the excess of the purchase consideration over the net fair value of the identifiable net assets acquired. The goodwill has been recorded as an asset of the Company's United States reporting unit and is not expected to be deductible for income tax purposes. The fair values of the monetary assets acquired and liabilities assumed will be monitored during the twelve-month period following the merger and adjusted if their settlement values differ from the estimated fair values assigned to them as of September 28, 2004. Forthcoming adjustments of the fair values assigned to acquired monetary assets and liabilities, if required, will change the value assigned to goodwill in the merger.

     The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2004 was derived from the historical financial statements of Pioneer and Evergreen giving effect to the Evergreen merger as if it had occurred on January 1, 2004. The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2003 was derived from the historical financial statements of Pioneer and Evergreen giving effect to the merger as if the merger and the Carbon acquisition had each occurred on January 1, 2003. The unaudited pro forma combined condensed financial data have been included for comparative purposes only and are not necessarily indicative of the results that might have occurred had the transactions taken place as of the dates indicated and are not intended to be a projection of future results.

                                                          Three months ended         Nine months ended
                                                             September 30,              September 30,
                                                         --------------------     ------------------------
                                                           2004        2003          2004          2003
                                                         --------    --------     ----------    ----------
                                                             (in thousands, except per share amounts)

Revenues..............................................   $528,108    $402,907     $1,567,861    $1,157,977
                                                          =======     =======      =========     =========

Income before cumulative effect of change in
   accounting principle...............................   $ 78,382    $196,010     $  222,065    $  347,505
Cumulative effect of change in accounting principle,
   net of tax.........................................        -           -              -          15,036
                                                          -------     -------      ---------     ---------
Net income............................................   $ 78,382    $196,010     $  222,065    $  362,541
                                                          =======     =======      =========     =========
Basic earnings per share:
   Income before cumulative effect of change
     in accounting principle..........................   $    .54    $   1.37     $     1.54    $     2.44
   Cumulative effect of change in accounting
     principle, net of tax............................        -           -              -             .11
                                                          -------     -------      ---------     ---------
   Net income.........................................   $    .54    $   1.37     $     1.54    $     2.55
                                                          =======     =======      =========     =========
Diluted earnings per share:
   Income before cumulative effect of change
     in accounting principle..........................   $    .53    $   1.33     $     1.50    $     2.37
   Cumulative effect of change in accounting
     principle, net of tax............................        -           -              -             .11
                                                          -------     -------      ---------     ---------
   Net income.........................................   $    .53    $   1.33     $     1.50    $     2.48
                                                          =======     =======      =========     =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



NOTE D.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. From 1998 until 2003, the Company maintained valuation allowances against a portion of its deferred tax asset position in the United States. During the third quarter of 2003, the Company concluded that it was more likely than not that it would be able to realize its gross deferred tax asset position in the United States. Accordingly, the Company reversed its valuation allowances in the United States.

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will assess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States and foreign tax jurisdictions will be utilized prior to their expiration. As of September 30, 2004, the Company's valuation allowances related to foreign tax jurisdictions were $84.2 million.

     During the three and nine months ended September 30, 2004, the Company recorded a $24.8 million tax benefit associated with the expected deduction of the Company's investment in Gabon resulting from the impairment of the Olowi field. See Note L for additional discussion regarding the impairment of the Gabonese Olowi field.

     The Company's effective tax rate on future earnings in the United States will approximate statutory rates.

     Income tax provision (benefit) attributable to income before cumulative effect of change in accounting principle consisted of the following for the three and nine months ended September 30, 2004 and 2003:

                                            Three months ended         Nine months ended
                                               September 30,             September 30,
                                          ----------------------    -----------------------
                                             2004         2003         2004          2003
                                          ---------    ---------    ---------    ----------
                                                           (in thousands)
      Current:
         U.S. state and local..........   $     293    $     201    $   3,094    $     839
         Foreign.......................       7,223        3,595       16,094        8,138
                                           --------     --------     --------     --------
                                              7,516        3,796       19,188        8,977
                                           --------     --------     --------     --------
      Deferred:
         U.S. state and local..........      15,925     (104,670)      99,095     (104,670)
         Foreign.......................          86          979       (3,220)         732
                                           --------     --------     --------     --------
                                             16,011     (103,691)      95,875     (103,938)
                                           --------     --------     --------     --------
                                          $  23,527    $ (99,895)   $ 115,063    $ (94,961)
                                           ========     ========     ========     ========

NOTE E.     Long-term Debt

     Lines of credit. During June 2004, the Company entered into a first amendment (the "First Amendment") to its $700 million, five-year revolving credit agreement (the "Revolving Credit Agreement"). As a result of the First Amendment, Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company ("Pioneer USA"), is no longer a guarantor of the Revolving Credit Agreement. The indentures for the Company's senior notes provide for subsidiary guarantees equivalent to any such guarantees provided under the Revolving Credit Agreement. Accordingly, the First Amendment also has the effect of removing Pioneer USA as a guarantor of the Company's senior notes.

     The Company financed the cash costs of the Evergreen merger by entering into the 364-Day Credit Agreement, the terms of which essentially mirror those of the Company's Revolving Credit Agreement. The 364-Day Credit Agreement bears

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


a variable annual rate of interest equal to the six-month LIBOR rate plus a 75 basis point LIBOR margin and matures on September 28, 2005, at which time outstanding borrowings thereunder may be converted to one-year term loans.

     Senior notes. On July 15, 2004, the Company accepted tenders to exchange $117.9 million, $275.1 million and $133.8 million in principal amount of its 8 1/4% Senior Notes due 2007 (the "8 1/4% Notes"), 9-5/8% Senior Notes due April 1, 2010 (the "9-5/8% Notes") and 7.50% Senior Notes due 2012 (the "7.50% Notes" and collectively with the 8 1/4% Notes and the 9-5/8% Notes, the "Old Notes"), respectively, for a like principal amount of a new series of 5.875% Senior Notes due 2016 (the "New Notes") and cash. The aggregate exchange price paid to the holders of the tendered Old Notes exceeded their aggregate principal balances by $109.0 million, which amount was paid in cash to the holders of the New Notes. In accordance with Financial Accounting Standards Board Emerging Issues Task Force Abstract Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments," this amount is being amortized as an increase to the Company's interest expense over the term of the New Notes. In connection with the tenders of the 9-5/8% Notes and the 7.50% Notes, the Company received consents which permanently remove substantially all of the operating restrictions with respect to those notes once certain investment grade ratings are achieved. Associated with the tenders to exchange the Old Notes, the Company incurred direct transaction costs of $.5 million and $2.0 million during the three and nine month periods ended September 30, 2004, respectively, which were recorded as charges to other expense in the accompanying Consolidated Statements of Operations.

     Interest on the New Notes is payable semiannually on January 15 and July 15 of each year, commencing January 15, 2005. The New Notes are governed by an indenture between the Company and The Bank of New York dated January 13, 1998. The New Notes are general unsecured obligations of the Company ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company.

     In connection with the Evergreen merger, the Company assumed the position of Evergreen as the issuer of $100 million of 4.75% Senior Convertible Notes due 2021 (the "Convertible Notes") and $200 million of 5.875% Senior Subordinated Notes due 2012 (the "Subordinated Notes"). In addition to a 4.75 percent fixed annual rate of interest, the Company is required to pay contingent interest to the holders of the Convertible Notes if the average trading price of the Convertible Notes for an established number of days exceeds 120 percent or more of the principal amount of the Convertible Notes. The rate of contingent interest payable in respect to any six-month period will equal the greater of
(1) a per annum rate equal to five percent of the Company's estimated per annum borrowing rate for senior nonconvertible fixed-rate debt with a maturity date comparable to the Convertible Notes or (2) .30 percent per annum. In no event may the contingent interest rate exceed .40 percent per annum. Evergreen paid contingent interest of $.2 million on the Convertible Notes in June 2004.

     The Convertible Notes are due on December 15, 2021 but are redeemable at either the Company's option or the holder's option on other specified dates. The Company may redeem the Convertible Notes at its option in whole or in part beginning on December 20, 2006, at 100 percent of their principal amount plus accrued and unpaid interest (including contingent interest). Holders of the Convertible Notes may require the Company to repurchase the Convertible Notes as a result of the Evergreen merger. Holders may also require the Company to repurchase all or part of the Convertible Notes on December 20, 2006, December 15, 2011 or December 15, 2016 at a repurchase price of 100 percent of the principal amount of the Convertible Notes plus accrued and unpaid interest (including contingent interest). On December 20, 2006, the Company may pay the repurchase price in cash, in shares of common stock, or in any combination of cash and common stock. On December 15, 2011 or December 15, 2016, the Company must pay the repurchase price in cash.

     The Convertible Notes are convertible into .58175 shares of the Company's common stock plus $19.98, which includes Evergreen Kansas properties proceeds, at a conversion price of $25.00 under certain circumstances as discussed below. The Convertible Notes can be converted at the option of the holder if, for a specified period of time, the closing price of .58175 shares of the Company's

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


common stock plus $19.98 exceeds 110 percent of the $25.00 conversion price, or if the average trading value of the Convertible Notes for a specified period of time is less than 105 percent of an average conversion value as defined by the indenture governing the Convertible Notes. Given that the Convertible Notes are eligible for conversion, they are currently considered potential common shares in the computation of the Company's future fully diluted shares. The Convertible Notes may also be converted at the election of the holder upon notice of redemption, or at any time the Convertible Notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating initially assigned to the Convertible Notes by either such rating agency is reduced by two or more ratings levels, or upon the occurrence of certain corporate transactions including a change in control or the distribution to current holders of the Company's common stock certain purchase rights or any other asset that has a value exceeding ten percent of the sale price of the common stock on the day preceding the declaration date of the distribution of such assets.

     The Subordinated Notes assumed in the Evergreen merger are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The Subordinated Notes were unsecured senior subordinated indebtedness, were subordinated in right of payment to all of the Company's existing and future senior indebtedness, and ranked equally in right of payment with all of the Company's future senior unsecured subordinated indebtedness. Prior to March 15, 2007, the Company may redeem up to 35 percent of the original principle amount of the Subordinated Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875 percent of the principal amount of the Subordinated Notes, plus accrued and unpaid interest. On or after March 15, 2008, the Company may redeem all or a portion of the Subordinated Notes at redemption prices ranging from 102.938 percent to 100 percent of the principal amount, as provided by the indenture for the Subordinated Notes. The Subordinated Notes also contain provisions for mandatory redemption upon the occurrence of certain future events, including a change in control. During October 2004, the Company, pursuant to the indenture for the Subordinated Notes, commenced an offer, in connection with the change of control of Evergreen (the "Change of Control Offer"), to repurchase any or all of the Subordinated Notes at a purchase price in cash equal to 101 percent of the principal amount of the Subordinated Notes, plus accrued and unpaid interest. The Change of Control Offer expires on November 10, 2004. In addition to the Change of Control Offer, during October 2004 the Company solicited consents to proposed amendments to the Subordinated Notes indenture to:

    o eliminate the subordination of the right of payment on the Subordinated Notes to the payment in full of all existing and future senior indebtedness of Pioneer;

    o amend restrictive covenants applicable to the Subordinated Notes so that they are the same as the restrictive covenants in Pioneer's senior notes that were originally issued as high-yield notes; and

    o amend the provisions of the Subordinated Notes that suspend the restrictive covenants when the Subordinated Notes have certain investment grade ratings so that those provisions are the same as the suspension and permanent-elimination provisions in Pioneer's senior notes that were originally issued as high-yield notes.

Holders of a majority in outstanding principal amount of the Subordinated Notes approved the proposed amendments on October 29, 2004. As a result, the Subordinated Notes are no longer subordinated.

NOTE F.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7.50%
Notes. The terms of the interest rate swap contracts matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a 7.50 percent fixed annual interest rate and required the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent. During the third quarter of 2004, the Company terminated these interest rate swap

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


contracts for $8.5 million of cash payments. During April 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 9-5/8% Notes. The terms of the 9-5/8 percent interest rate swap contracts matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a 9-5/8 percent fixed annual interest rate and required the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 5.66 percent. During the third quarter of 2004, the Company terminated these interest rate swap contracts for $1.8 million of cash payments. During August and February 2003, the Company entered into similar interest rate swap contracts which were terminated during September and May 2003 for $10.1 million and $11.4 million of cash proceeds, respectively. Settlements of open fair value hedges reduced the Company's interest expense by $.2 million and $1.3 million during the three-month periods ended September 30, 2004 and 2003, respectively, and by $2.2 million and $3.2 million during the nine-month periods then ended, respectively. As of September 30, 2004, the Company was not a party to any open fair value hedges.

     As of September 30, 2004, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $1.0 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $3.4 million and $6.3 million during the three-month periods ended September 30, 2004 and 2003, respectively, and by $16.7 million and $18.1 million during the nine-month periods then ended, respectively.

     The terms of the fair value hedge agreements described above perfectly matched the terms of the hedged senior notes. The Company did not exclude any component of the interest rate swaps' gains or losses from the measurement of hedge effectiveness. Accordingly, the Company did not realize any hedge ineffectiveness associated with its fair value hedges during the three and nine months ended September 30, 2004 or 2003.

     The following table sets forth, as of September 30, 2004, the scheduled amortization of net deferred hedge gains (losses) on terminated interest rate hedges, including $3.4 million of deferred losses on terminated cash flow interest rate hedges, that will be recognized as increases in the case of losses, or decreases in the case of gains, to the Company's future interest expense:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                               (in thousands)
    2004 net deferred hedge gains.........                                    $ 2,460    $  2,460
    2005 net deferred hedge gains.........   $ 2,213    $ 1,300    $   880    $   569       4,962
    Thereafter............................                                                (11,799)
                                                                                          -------
                                                                                         $ (4,377)
                                                                                          =======

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


     Oil prices. All material sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the Company's outstanding oil hedge contracts and the weighted average NYMEX prices for those contracts as of September 30, 2004:

                                                                                                    Yearly
                                      First         Second          Third           Fourth       Outstanding
                                     Quarter        Quarter         Quarter         Quarter         Average
                                 -------------   -------------   -------------   -------------   -------------
  Average daily oil production
     hedged:
      2004 - Swap Contracts
        Volume (Bbl)...........                                                         24,000          24,000
        Price per Bbl..........                                                  $       29.65   $       29.65

      2005 - Swap Contracts
        Volume (Bbl)...........         28,000          28,000          28,000          28,000          28,000
        Price per Bbl..........  $       28.47   $       28.47   $       28.47   $       28.47   $       28.47

      2005 - Collar Contracts
        Volume (Bbl)...........          1,000           1,000           1,000           1,000           1,000
        Price per Bbl..........  $35.00-$51.10   $35.00-$51.10   $35.00-$51.10   $35.00-$51.10   $35.00-$51.10

      2006 - Swap Contracts
        Volume (Bbl)...........         11,500          11,500          11,500          11,500          11,500
        Price per Bbl..........  $       32.52   $       32.52   $       32.52   $       32.52   $       32.52

      2006 - Collar Contracts
        Volume (Bbl)...........          4,500           4,500           4,500           4,500           4,500
        Price per Bbl..........  $35.00-$41.93   $35.00-$41.93   $35.00-$41.93   $35.00-$41.93   $35.00-$41.93

      2007 - Swap Contracts
        Volume (Bbl)...........         13,000          13,000          13,000          13,000          13,000
        Price per Bbl..........  $       30.89   $       30.89   $       30.89   $       30.89   $       30.89

      2008 - Swap Contracts
        Volume (Bbl)...........         17,000          17,000          17,000          17,000          17,000
        Price per Bbl..........  $       29.21   $       29.21   $       29.21   $       29.21   $       29.21

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three and nine months ended September 30, 2004 and 2003:

                                                   Three months ended     Nine months ended
                                                       September 30,        September 30,
                                                   ------------------    ------------------
                                                     2004       2003       2004       2003
                                                   -------    -------    -------    -------
     Average price reported per Bbl.............   $ 33.10    $ 25.35    $ 29.79    $ 25.14
     Average price realized per Bbl.............   $ 39.61    $ 28.27    $ 35.21    $ 28.84
     Reduction to oil revenue (in millions).....   $ (27.6)   $  (9.1)   $ (68.6)   $ (32.9)

     Natural gas liquids prices. During the three and nine months ended September 30, 2004 and 2003, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at September 30, 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the Company's outstanding gas hedge contracts and the weighted average index prices for those contracts as of September 30, 2004:

                                                                                           Yearly
                                    First        Second         Third        Fourth      Outstanding
                                   Quarter       Quarter       Quarter       Quarter       Average
                                 -----------   -----------   -----------   -----------   ------------
Average daily gas production
  hedged:
   2004 - Swap Contracts
     Volume (Mcf)..............                                                426,163       426,163
     Index price per MMBtu.....                                            $      4.54   $      4.54

   2005 - Swap Contracts
     Volume (Mcf)..............      290,000       280,000       280,000       250,000       274,904
     Index price per MMBtu.....  $      5.30   $      5.16   $      5.16   $      5.14   $      5.19

   2006 - Swap Contracts
     Volume (Mcf)..............       70,000        70,000        70,000        70,000        70,000
     Index price per MMBtu.....  $      4.16   $      4.16   $      4.16   $      4.16   $      4.16

   2006 - Collar Contracts
     Volume (Mcf)..............        5,000         5,000         5,000         5,000         5,000
     Index price per MMBtu.....  $5.25-$7.15   $5.25-$7.15   $5.25-$7.15   $5.25-$7.15   $5.25-$7.15

   2007 - Swap Contracts
     Volume (Mcf)..............       25,000        25,000        25,000        25,000        25,000
     Index price per MMBtu.....  $      3.94   $      3.94   $      3.94   $      3.94   $      3.94

   2008 - Swap Contracts
     Volume (Mcf)..............        5,000         5,000         5,000         5,000         5,000
     Index price per MMBtu.....  $      5.38   $      5.38   $      5.38   $      5.38   $      5.38

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three and nine months ended September 30, 2004 and 2003:

                                                 Three months ended   Nine months ended
                                                    September 30,        September 30,
                                                 -----------------    -----------------
                                                   2004      2003       2004      2003
                                                 -------   -------    -------   -------
     Average price reported per Mcf............  $  4.18   $  3.71    $  4.32   $  3.98
     Average price realized per Mcf............  $  4.63   $  4.03    $  4.71   $  4.43
     Reduction to gas revenue (in millions)....  $ (28.2)  $ (18.9)   $ (74.1)  $ (68.0)

     Interest rate. During June 2004, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk attributable to the yield on the benchmark 4.75 percent U.S. Treasury Notes due May 15, 2014 (the "U.S. Treasuries"). The terms of the collar contracts fixed the annual yield on $250 million notional amount of U.S. Treasuries within a yield collar having a ceiling rate of 4.70 percent and a floor rate of 4.65 percent. The yield on the U.S. Treasuries as of July 7, 2004 was the benchmark rate used to determine the coupon rate on the Company's New Notes, which were issued on July 15, 2004 in exchange for portions of the Old Notes. During July 2004, the Company terminated these costless collar contracts for $3.4 million of cash payments. The Company did not realize any ineffectiveness in connection with the costless collar contracts during the three and nine months ended September 30, 2004. See Note E for information regarding the July 15, 2004 debt exchange.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)



     Hedge ineffectiveness. During the three-month periods ended September 30, 2004 and 2003, the Company recognized other income and other expense of $.3 million, respectively, related to the ineffective portions of its cash flow hedging instruments. During the nine-month periods ended September 30, 2004 and 2003, the Company recognized other expense of $1.5 million and $2.6 million, respectively, related to the ineffective portions of its cash flow hedging instruments.

     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of September 30, 2004 and December 31, 2003, AOCI - Hedging represented net deferred losses of $332.5 million and $104.1 million, respectively. The AOCI - Hedging balance as of September 30, 2004 was comprised of $527.1 million of net deferred losses on the effective portions of open cash flow hedges, $8.8 million of net deferred gains on terminated cash flow hedges and $185.8 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the nine months ended September 30, 2004 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as hedge contracts matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred gains on terminated cash flow hedges are fixed.

     During the twelve months ending September 30, 2005, based on current estimates of future commodity prices, the Company expects to reclassify $344.7 million of net deferred losses associated with open commodity hedges and $11.9 million of net deferred gains on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $121.5 million of net deferred income tax benefits during the twelve months ending September 30, 2005 from AOCI - Hedging to income tax provision.

     The following table sets forth, as of September 30, 2004, the scheduled amortization of net deferred gains on terminated commodity hedges that will be recognized as increases to the Company's future oil and gas revenues:

                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter    Quarter     Total
                                        -------    -------    -------    -------    --------
                                                         (in thousands)

    2004 net deferred hedge gains.....                                   $10,954    $ 10,954
    2005 net deferred hedge gains.....  $   307    $   310    $   315    $   317       1,249
                                                                                     -------
                                                                                    $ 12,203
                                                                                     =======

NOTE G.     Asset Retirement Obligations

     As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the three and nine months ended September 30, 2004 and 2003:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

                                                           Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                         ----------------------     -----------------------
                                                           2004          2003          2004         2003
                                                         ---------    ---------     ---------    ----------
                                                                         (in thousands)
       Beginning asset retirement obligations.........   $ 108,820    $  65,223     $ 105,036    $  34,692
       Cumulative effect adjustment...................         -            -             -         23,393
       Fair value of Evergreen liabilities assumed....      14,541          -          14,541          -
       New wells placed on production and
          changes in estimates........................         170        7,740         3,238       14,755
       Liabilities settled............................      (1,082)        (907)       (4,060)      (4,283)
       Accretion of discount..........................       2,030        1,327         6,012        3,656
       Currency translation...........................         619          (36)          331        1,134
                                                          --------     --------      --------     --------
       Ending asset retirement obligations ...........   $ 125,098    $  73,347     $ 125,098    $  73,347
                                                          ========     ========      ========     ========

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets.

NOTE H.     Postretirement Benefit Obligations

     As of September 30, 2004 and December 31, 2003, the Company had recorded $15.7 million and $15.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities, respectively, in the accompanying Consolidated Balance Sheets. The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three and nine months ended September 30, 2004 and 2003:

                                                           Three months ended          Nine months ended
                                                              September 30,               September 30,
                                                         ----------------------     -----------------------
                                                           2004          2003          2004         2003
                                                         ---------    ---------     ---------    ----------
                                                                         (in thousands)
       Beginning accumulated postretirement benefit
         obligations..................................   $  15,611    $  20,009     $  15,556    $  19,743
       Benefit payments...............................        (244)        (423)         (758)      (1,005)
       Service costs..................................          59           51           176          154
       Accretion of discounts.........................         226          372           678        1,117
                                                          --------     --------      --------     --------

       Ending accumulated postretirement benefit
         obligations..................................   $  15,652    $  20,009     $  15,652    $  20,009
                                                          ========     ========      ========     ========

NOTE I.     Commitments and Contingencies

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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings, and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production," and for which plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach $68 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

     The Company does not believe the costs it has deducted are a "cost of production." The costs being deducted are post production costs incurred to transport the gas to the Company's Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas. The plaintiffs benefit from such extractions and the Company believes that charging the plaintiffs with their proportionate share of such transportation and processing expenses is consistent with Kansas law and with the parties' agreements.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


Williams Natural Gas Company filed a cross-petition for certiori seeking to impose refund liability back to December 1, 1978. Both petitions were denied on May 12, 1997.

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from the FERC with respect to that portion of the refund associated with (i) nonrecoupable royalties, (ii) nonrecoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, the FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. Through September 30, 2004, the Company has settled $29.9 million of the original claim amounts. As of September 30, 2004 and December 31, 2003, the Company had on deposit $.6 million and $10.7 million, respectively, including accrued interest, in an escrow account and had a corresponding obligation for the remaining claim recorded in other current liabilities in the accompanying Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003. Subsequent to September 30, 2004, the Company paid the remaining $.3 million of the original claims, plus accrued interest, and believes it has fully settled all of the claims.

NOTE J. Income Per Share Before Cumulative Effect of Change in Accounting Principle

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

     The following table is a reconciliation of the basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2004 and 2003:

                                                        Three months ended      Nine months ended
                                                           September 30,           September 30,
                                                        ------------------     ------------------
                                                          2004       2003        2004       2003
                                                        -------    -------     -------    -------
                                                                     (in thousands)
    Weighted average common shares outstanding (a):
       Basic  .......................................   118,663    117,216     118,745    116,990
       Dilutive common stock options (b).............     1,067      1,006       1,108      1,106
       Restricted stock awards.......................       567        235         468        187
                                                        -------    -------     -------    -------
       Diluted.......................................   120,297    118,457     120,321    118,283
                                                        =======    =======     =======    =======

---------------
(a) Associated with the Evergreen merger, on September 28, 2004, the Company issued approximately 25.4 million shares of common stock, assumed 2.4 million in-the-money stock options and assumed the Convertible Notes. These and other transactions will affect the Company's weighted average common shares outstanding of future periods.
(b) Common stock options to purchase 761,313 shares and 1,179,766 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the three-month periods ended September 30, 2004 and 2003, respectively, and common stock options to purchase 274,246 shares and 1,308,582 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the nine-month periods ended September 30, 2004 and 2003, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

     The following tables provide the Company's interim geographic operating segment data for the three and nine months ended September 30, 2004 and 2003. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters and Other" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

                                          United                                        Headquarters   Consolidated
                                          States     Argentina    Canada     Africa       and Other        Total
                                        ----------   ---------   --------   ---------   ------------   ------------
                                                                     (in thousands)
Three months ended September 30, 2004:
  Revenues and other income:
     Oil and gas......................  $  360,300   $ 40,288    $ 18,375   $  33,876     $    -        $  452,839
     Interest and other...............         -          -           -           -          1,212           1,212
     Gain on disposition of
       assets, net....................         -          -           -           -            215             215
                                         ---------    -------     -------    --------      -------       ---------
                                           360,300     40,288      18,375      33,876        1,427         454,266
                                         ---------    -------     -------    --------      -------       ---------
  Costs and expenses:
     Oil and gas production...........      73,389      8,917       6,689       4,219          -            93,214
     Depletion, depreciation and
        amortization..................     105,216     17,304       7,245       7,333        2,893         139,991
     Impairment of oil and gas
        properties....................         -          -           -        34,825          -            34,825
     Exploration and abandonments.....      18,543      2,898       4,218       7,306          -            32,965
     General and administrative.......         -          -           -           -         19,485          19,485
     Accretion of discount on asset
        retirement obligations........         -          -           -           -          2,030           2,030
     Interest.........................         -          -           -           -         24,827          24,827
     Other............................         -          -           -           -          2,486           2,486
                                         ---------    -------     -------    --------      -------       ---------
                                           197,148     29,119      18,152      53,683       51,721         349,823
                                         ---------    -------     -------    --------      -------       ---------
  Income (loss) before income taxes...     163,152     11,169         223     (19,807)     (50,294)        104,443
  Income tax benefit (provision)......     (59,550)    (3,909)        (84)      7,876       32,140         (23,527)
                                         ---------    -------     -------    --------      -------       ---------
  Net income (loss)...................  $  103,602   $  7,260    $    139   $ (11,931)    $(18,154)     $   80,916
                                         =========    =======     =======    ========      =======       =========
  Segment assets (as of
    September 30, 2004)...............  $5,426,683   $703,438    $293,346   $ 140,722     $ 32,034      $6,596,223
                                         =========    =======     =======    ========      =======       =========

Three months ended September 30, 2003:
  Revenues and other income:
     Oil and gas......................  $  285,623   $ 30,777    $ 19,550   $     523     $    -        $  336,473
     Interest and other...............         -          -           -           -            348             348
     Gain (loss) on disposition of
       assets, net....................          (2)       -           -           -             48              46
                                         ---------    -------     -------    --------      -------       ---------
                                           285,621     30,777      19,550         523          396         336,867
                                         ---------    -------     -------    --------      -------       ---------
  Costs and expenses:
     Oil and gas production...........      61,456      6,616       7,647          45          -            75,764
     Depletion, depreciation and
        amortization..................      80,160     13,651       7,156         161        2,406         103,534
     Exploration and abandonments.....      17,275      1,275       1,789       4,177          -            24,516
     General and administrative.......         -          -           -           -         15,207          15,207
     Accretion of discount on asset
        retirement obligations........         -          -           -           -          1,327           1,327
     Interest.........................         -          -           -           -         23,212          23,212
     Other............................         -          -           -           -          1,389           1,389
                                         ---------    -------     -------    --------      -------       ---------
                                           158,891     21,542      16,592       4,383       43,541         244,949
                                         ---------    -------     -------    --------      -------       ---------
  Income (loss) before income taxes...     126,730      9,235       2,958      (3,860)     (43,145)         91,918
  Income tax benefit (provision)......     (46,256)    (3,232)     (1,168)      1,351      149,200          99,895
                                         ---------    -------     -------    --------      -------       ---------
  Net income (loss)...................  $   80,474   $  6,003    $  1,790   $  (2,509)    $106,055      $  191,813
                                         =========    =======     =======    ========      =======       =========
  Segment assets (as of
    September 30, 2003)...............  $2,547,904   $685,558    $212,002   $ 153,323     $242,823      $3,841,610
                                         =========    =======     =======    ========      =======       =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)

                                          United                                        Headquarters   Consolidated
                                          States     Argentina    Canada     Africa       and Other        Total
                                        ----------   ---------   --------   ---------   ------------   ------------
                                                                     (in thousands)
Nine months ended September 30, 2004:
  Revenues and other income:
     Oil and gas......................  $1,085,451   $ 97,785    $ 56,473   $ 106,649     $     -       $1,346,358
     Interest and other...............         -          -           -           -           4,557          4,557
     Gain (loss) on disposition of
       assets, net....................          51        -          (252)        -             171            (30)
                                         ---------    -------     -------    --------      --------      ---------
                                         1,085,502     97,785      56,221     106,649         4,728      1,350,885
                                         ---------    -------     -------    --------      --------      ---------
  Costs and expenses:
     Oil and gas production...........     210,656     24,092      22,190      21,052           -          277,990
     Depletion, depreciation and
        amortization..................     308,674     44,666      22,112      35,466         8,322        419,240
     Impairment of oil and gas
        properties....................         -          -           -        34,825           -           34,825
     Exploration and abandonments.....      83,933     14,295      18,448      36,478           -          153,154
     General and administrative.......         -          -           -           -          55,008         55,008
     Accretion of discount on asset
        retirement obligations........         -          -           -           -           6,012          6,012
     Interest.........................         -          -           -           -          67,805         67,805
     Other............................         -          -           -           -          10,982         10,982
                                         ---------    -------     -------    --------      --------      ---------
                                           603,263     83,053      62,750     127,821       148,129      1,025,016
                                         ---------    -------     -------    --------      --------      ---------
  Income (loss) before income taxes...     482,239     14,732      (6,529)    (21,172)     (143,401)       325,869
  Income tax benefit (provision)......    (176,017)    (5,156)      2,465       8,669        54,976       (115,063)
                                         ---------    -------     -------    --------      --------      ---------
  Net income (loss)...................  $  306,222   $  9,576    $ (4,064)  $ (12,503)    $ (88,425)    $  210,806
                                         =========    =======     =======    ========      ========      =========

Nine months ended September 30, 2003:
  Revenues and other income:
     Oil and gas......................  $  819,758   $ 79,632    $ 65,799   $     523     $     -       $  965,712
     Interest and other...............         -          -           -           -           4,321          4,321
     Gain on disposition of assets,
       net............................       1,319        -             1         -             256          1,576
                                         ---------    -------     -------    --------      --------      ---------
                                           821,077     79,632      65,800         523         4,577        971,609
                                         ---------    -------     -------    --------      --------      ---------
  Costs and expenses:
     Oil and gas production...........     177,377     18,204      21,848          45           -          217,474
     Depletion, depreciation and
        amortization..................     211,457     33,970      21,458         161         7,096        274,142
     Exploration and abandonments.....      57,665     10,847      14,949      23,969           -          107,430
     General and administrative.......         -          -           -           -          44,332         44,332
     Accretion of discount on asset
       retirement obligations.........         -          -           -           -           3,656          3,656
     Interest.........................         -          -           -           -          69,526         69,526
     Other............................         -          -          -            -          12,205         12,205
                                         ---------    -------     -------    --------      --------      ---------
                                           446,499     63,021      58,255      24,175       136,815        728,765
                                         ---------    -------     -------    --------      --------      ---------
  Income (loss) before income taxes
     and cumulative effect of change
     in accounting principle .........     374,578     16,611       7,545     (23,652)     (132,238)       242,844
  Income tax benefit (provision)......    (136,721)    (5,814)     (2,979)      8,278       232,197         94,961
                                         ---------    -------     -------    --------      --------      ---------
  Income (loss) before cumulative
     effect of change in accounting
     principle........................  $  237,857   $ 10,797    $  4,566   $ (15,374)    $  99,959     $  337,805
                                         =========    =======     =======    ========      ========      =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


NOTE L.     Impairment of Oil and Gas Properties

     In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company reviews its long-lived assets to be held and used, including proved oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

     On October 19, 2004, the Company concluded that a material charge for impairment was required under SFAS 144 for its Gabonese Olowi field as development of the discovery was canceled. Due to significant increases in projected field development costs, primarily due to recent increases in steel costs, the project does not offer competitive returns. The Olowi field was the Company's only Gabonese investment. The Company has requested a six-month extension to its Gabonese permit to evaluate strategic options; however, no assurance can be given that the extension will be granted or, if granted, that any strategic alternatives will develop other than the permit expiring and the Company exiting Gabon. In September 2004, the Company recorded an associated impairment charge to eliminate the carrying value of the Company's Gabonese Olowi field of $34.8 million and a $24.8 million tax benefit associated with the expected deduction of the Company's investment in Gabon.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     The Company's financial and operating performance for the first nine months of 2004, as compared to the first nine months of 2003, included the following highlights and events:

       o A 23 percent increase in average daily production on a BOE basis, with relatively balanced contributions from domestic and foreign operations.
       o A 39 percent increase in oil, NGL and gas revenues due to increased sales volumes and commodity price levels.
       o A 34 percent increase in income before income taxes and cumulative effect of change in accounting principle.
       o A change in the Company's effective income tax rate from a 39 percent benefit to a 35 percent provision primarily due to the third quarter 2003 reversal of the Company's United States deferred tax asset valuation allowances.
       o     A 39 percent increase in net cash provided by operating activities.
       o     The declaration of two $.10 per common share semiannual dividends.
       o A loss of approximately 400 MBOE of third quarter 2004 deepwater Gulf of Mexico production, and platform rig damage at the Devils Tower field from Hurricane Ivan. See "Acquisition and Drilling Highlights" for more information regarding damage and delays incurred as a result of Hurricane Ivan.
       o A $34.8 million impairment charge and $24.8 million of related tax benefit recorded during the third quarter of 2004 as a result of an October 2004 decision to cancel Gabonese Olowi field development plans. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information pertaining to this matter.

     During the first nine months of 2004, the Company also announced the following financial and operating achievements:

       o Rating agencies upgrade of the Company to investment grade status in response to improved financial position and earnings trends, along with other factors specific to the Company.
       o Merger with Evergreen. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Merger with Evergreen Resources, Inc." for information regarding this important business combination.
       o The exchange of portions of the Company's Old Notes for the New Notes and cash. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Capital Commitments, Capital Resources and Liquidity" for information regarding this $526.9 million debt exchange that was completed in July 2004.
       o Completion of the First Amendment which removed Pioneer USA as a guarantor of the Revolving Credit Agreement and had the effect of removing Pioneer USA as a guarantor of the Company's senior notes. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the First Amendment.
       o First production from the Company's deepwater Gulf of Mexico Harrier field during January 2004, the Devils Tower field during May 2004 and the Raptor and Tomahawk fields during mid-June 2004.
       o The acquisition of a 40 percent interest in Block H offshore Equatorial Guinea, West Africa.
       o The announced agreement to participate in a joint exploration program with ConocoPhillips and Anadarko Petroleum Corporation in the National Petroleum Reserve on the North Slope of Alaska.

     The Company recorded net income of $80.9 million ($.67 per diluted share) and $210.8 million ($1.75 per diluted share) for the three and nine months ended September 30, 2004, respectively, as compared to net income of $191.8 million
($1.62 per diluted share) and $353.2 million ($2.99 per diluted share), including a $15.4 million benefit from the cumulative effect of change in accounting principle, net of tax, associated with the Company's adoption of SFAS 143 on January 1, 2003, for the same respective periods of 2003. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's asset retirement

                        PIONEER NATURAL RESOURCES COMPANY


obligations. Income before income taxes and cumulative effect of change in accounting principle increased by $12.5 million (14 percent) and $83.0 million (34 percent) during the three and nine months ended September 30, 2004, respectively, as compared to the same respective periods of 2003. However, primarily as a result of the reversal of the Company's United States deferred tax asset valuation allowances during the third quarter of 2003, the Company's income tax provision increased by $123.4 million and $210.0 million during the three and nine months ended September 30, 2004, respectively, as compared to the same respective periods of 2003.

     The Company's net cash provided by operating activities was $239.1 million and $757.5 million for the three and nine months ended September 30, 2004, respectively, representing increases of $16.7 million and $210.8 million, respectively, as compared to the same respective periods of 2003. During the three months ended September 30, 2004, the Company used its net cash provided by operating activities to fund $116.9 million of additions to oil and gas properties and to purchase $21.0 million of treasury stock. During the nine months ended September 30, 2004, the Company used its net cash provided by operating activities to fund $467.8 million of additions to oil and gas properties, to purchase $36.2 million of treasury stock and to fund $12.0 million of dividends on common stock.

Merger with Evergreen Resources, Inc.

     On September 28, 2004, Pioneer completed its merger with Evergreen with Pioneer being the surviving corporation for accounting purposes. Evergreen was a publicly-traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional natural gas. Evergreen was based in Denver, Colorado and was one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations were principally focused on developing and expanding its coal bed methane project located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western Colorado, the Uintah Basin in eastern Utah and the Western Canada Sedimentary Basin.

     Although the Evergreen merger has resulted in an increase in the Company's ratio of debt to book capitalization, the Company has targeted a ratio of debt to book capitalization of 40 percent or less by the end of 2005. To achieve this target, the Company implemented an aggressive commodity hedging program of its 2004 and 2005 forecasted oil and gas production, utilizing commodity swap and collar contracts entered into with highly-rated financial institution counterparties. The Company has hedged approximately 35 percent of its forecasted fourth quarter 2004 worldwide liquids, approximately 55 percent of its forecasted fourth quarter 2004 North American gas production, approximately 40 percent of its forecasted 2005 worldwide liquids and North American gas production. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for more information regarding the Company's commodity hedge positions. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the merger.

Acquisition and Drilling Highlights

     During the first nine months of 2004, the Company incurred $3.0 billion in finding and development costs including $201.3 million for development activities, $202.2 million for exploration activities and $2.6 billion on
acquisitions.   The  majority  of  the  Company's  development  and  exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure for the Company's development projects. The majority of the Company's acquisition costs were spent on the Evergreen merger. The following tables summarize the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2004:

                        PIONEER NATURAL RESOURCES COMPANY

                                                        Development Drilling
                               ------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful    Unsuccessful    Ending Wells
                                 in Progress       Spud         Wells          Wells       In Progress
                               ---------------    -------    ----------    ------------    ------------
Gulf of Mexico/Gulf Coast.....         3               19          16            -                 6
Permian Basin.................       -                 91          79            -                12
Mid-Continent.................        25               72          84            -                13
                                  ------           ------      ------         ------          ------
      Total Domestic..........        28              182         179            -                31
                                  ------           ------      ------         ------          ------
Argentina.....................         3               32          32              1               2
Canada........................         6                3           9            -               -
Africa........................       -                  2           2            -               -
                                  ------           ------      ------         ------          ------
      Total Worldwide.........        37              219         222              1              33
                                  ======           ======      ======         ======          ======

                                                    Exploration/Extension Drilling
                               ------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful    Unsuccessful    Ending Wells
                                 in Progress       Spud         Wells          Wells       In Progress
                               ---------------    -------    ----------    ------------    ------------
Gulf of Mexico/Gulf Coast....          6                3           5              3               1
Mid-Continent................          2              -           -                2             -
Alaska.......................          3              -           -              -                 3
                                  ------           ------      ------         ------          ------
     Total Domestic..........         11                3           5              5               4
                                  ------           ------      ------         ------          ------

Argentina....................         10               22          16              3              13
Canada.......................         11               35          21             24               1
Africa.......................          2                6           2              4               2
                                  ------           ------      ------         ------          ------
     Total Worldwide.........         34               66          44             36              20
                                  ======           ======      ======         ======          ======

     Domestic. The Company spent $2.8 billion during the first nine months of 2004 on acquisition, drilling and seismic activities in the Gulf of Mexico/Gulf Coast, Alaska, Permian Basin, Mid-Continent and Rocky Mountain areas of the United States.

     Gulf of Mexico/Gulf Coast Area. In the Gulf of Mexico/Gulf Coast area, the Company spent $181.4 million (82 percent of which was spent in the Gulf of Mexico) of drilling, construction, acquisition and seismic capital during the first nine months of 2004. In the deepwater Gulf of Mexico, the Company completed three Falcon Corridor development projects, had ongoing development activities at Devils Tower, with initial production beginning in May 2004, and drilled three significant exploration wells during the first nine months of 2004. During the second quarter, the Company was also awarded leases on 19 Gulf of Mexico blocks covering approximately 102,000 acres, of which 14 are located in the deepwater. During the third quarter the Company was awarded leases on seven Gulf of Mexico blocks covering approximately 40,000 acres, of which two are located in the deepwater.

o Falcon Corridor - During the first quarter of 2003, the Company drilled its Harrier discovery, which was completed as a one-well subsea tie-back to the Falcon field facilities and placed on production in January 2004. In addition, during the third quarter of 2003, the Company successfully drilled the Tomahawk and Raptor prospects, which were also developed as single-well subsea tie-backs to the Falcon field facilities and placed on production in June 2004. To accommodate the incremental production from Harrier, Tomahawk and Raptor as well as potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon Nest platform on the Gulf of Mexico shelf was added, doubling its capacity. In early September 2004, the Company shut in production from the Harrier field as a result of early water encroachment. The Company initiated a sidetrack well in late September to access an adjacent fault block in the field which was successful, encountering over 400 feet of gas-bearing sand. While Harrier was temporarily offline, system pressures were lower allowing production from the Raptor and Tomahawk fields to strengthen. In order to capture the maximum reserves from the Raptor and Tomahawk fields, the Company is evaluating an intentional delay of the Harrier sidetrack start-up until

                        PIONEER NATURAL RESOURCES COMPANY


     December 2004 or January 2005. The Company holds a 100 percent working interest and operates all four fields in the Falcon Corridor. In addition, the Company plans to drill one or two Falcon Corridor exploration prospects during the first half of 2005.

o Devils Tower Area - The Dominion-operated Devils Tower development project was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The spar has slots for eight dry tree wells and up to two subsea tie-back risers and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Three Devils Tower wells were completed and placed on production prior to being shut-in mid-September due to Hurricane Ivan. The Devils Tower spar sustained significant damage during the hurricane, and production from three wells resumed late October 2004. A fourth well is expected to begin producing by the end of November. The damage to the platform rig sustained during Hurricane Ivan is expected to delay completion activities related to the four additional wells previously drilled to develop the field. Rig repairs were expected to take 90 to 120 days, and completion activities to span four to six months. However, the time frame for resuming completion activities has improved, with potential for continued field development to begin by year- end. Pioneer maintains business interruption insurance designed to restore, after a 45-day waiting period, the expected cash flow from the project, particularly from the four wells that are not yet on production. In addition, three subsea tie-back wells in the Goldfinger and Triton satellite discoveries to the Devils Tower field are expected to be jointly tied back to the Devils Tower spar with first production expected in 2005. Once the platform rig is repaired, production is expected to continue to increase as additional wells are individually completed from the spar. The Company holds a 25 percent working interest in each of the above projects.

     In addition to the development and exploration projects in the deepwater Gulf of Mexico described above, the Company participated in three subsalt deepwater prospects during the first half of 2004, of which one well was successful and two were noncommercial. A sidetrack well in the Dominion-operated Thunder Hawk discovery at Mississippi Canyon Block 734 encountered in excess of 300 feet of net oil pay in two high-quality reservoir zones, and the partners are currently evaluating appraisal and development options, with an additional well to further delineate the field likely to commence in the first half of 2005. The Company owns a 12.5 percent working interest in the discovery. The Company also anticipates drilling an appraisal well during the first half of 2005 on its Ozona Deep discovery.

     Alaska area. The Company spent $27.9 million of acquisition and seismic capital during the first nine months of 2004 to add to its leasehold position and expand its North Slope seismic data coverage. In June 2004, Pioneer announced that it agreed to a joint exploration program in the National
Petroleum   Reserve-Alaska   ("NPR-A")   located   on  the  North   Slope   with
ConocoPhillips and Anadarko Petroleum Corporation. At the federal lease sale held June 3, 2004 in Anchorage, Pioneer was the apparent high co-bidder on 63 tracts covering approximately 717,000 acres in the NPR-A Northwest Planning Area. Pioneer will participate with a 20 percent to 30 percent working interest in the acreage operated by ConocoPhillips. Pioneer also acquired a 20 percent interest in 167,000 total acres in the adjacent NPR-A Northeast Planning Area and in federal offshore blocks, including seismic and geologic data.

     During 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. Associated therewith, the Company drilled three exploratory wells during 2003 to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil-bearing Jurassic-aged sands, and the first well flowed at a rate of approximately 1,300 barrels per day. In January 2004, the Company farmed-into a large acreage block to the southwest of the Company's discovery. The Company is currently analyzing the seismic data and technical information from other wells drilled southwest of its discovery and is evaluating the feasibility of potential development options.

     Permian Basin area. The Company spent $59.4 million of capital during the first nine months of 2004 primarily on development drilling in the Spraberry oil trend where the Company plans to drill approximately 100 total wells during 2004. Also included in the capital spent during the first nine months of 2004 was a $20.8 million acquisition of various working interests in approximately 600 Spraberry oil wells, 400 of which were already operated by the Company.

                        PIONEER NATURAL RESOURCES COMPANY


     Mid-Continent area. The Company spent $33.7 million of capital during the first nine months of 2004 primarily in the West Panhandle field in Texas where the Company plans to drill approximately 110 total wells during 2004. The
Company also plans to drill approximately 20 total wells during 2004 in the Hugoton field in Kansas.

     Rocky Mountain area. The Company spent $2.5 billion of capital during the first nine months of 2004 on acquisition costs associated with the Evergreen merger. The properties acquired are primarily located in the Raton Basin in southern Colorado, the Piceance Basin in western Colorado and the Uintah Basin in eastern Utah. The Company plans to drill approximately 47 wells in the Rocky Mountain area during the fourth quarter of 2004.

     Argentina. The Company spent $76.7 million of acquisition, drilling and seismic capital during the first nine months of 2004. With the economic environment stabilizing and improvements in gas prices, the Company increased its capital budget for 2004 to approximately $100 million.

     During the second quarter of 2004, the Company completed the expansion of its Loma Negra gas plant in Neuquen and a 20-mile pipeline to deliver gas from the Company's development projects in the Portezuelos and Anticlinal Campamento fields located west of the plant. The Company also acquired additional 3-D seismic in support of future drilling plans.

     Canada. The Company spent $94.7 million of acquisition, drilling and seismic capital during the first nine months of 2004, primarily in the Chinchaga, Martin Creek and Lookout Butte areas that are mainly accessible for drilling during the winter months. During October 2004, the Company decided to divest three nonstrategic gas fields in Canada (the Martin Creek, Conroy Black and Lookout Butte fields) which are currently producing approximately 3,200 BOEs per day. The Company spent $50.7 million on the Evergreen acquisition for their Canadian properties.

     Africa. The Company spent $59.5 million of acquisition, drilling and seismic capital during the first nine months of 2004 primarily in South Africa, Tunisia, Gabon and Equatorial Guinea.

     South Africa. The Company spent $6.5 million of capital during the first nine months of 2004 primarily to drill a water injection well at the Sable field which has successfully enhanced production. The Company also continues to evaluate the feasability of developing its gas reserves and is pursuing commercial agreements to deliver gas to an existing synthetic fuels plant.

     Tunisia. The Company spent $14.3 million of capital during the first nine months of 2004 primarily on the Adam concession where the Company placed its Hawa #2 development well on production and drilled the Dalia #1 exploration well, which was successful. The Company has 28 percent working interest in the Adam concession. The Company plans to drill an Adam #3 development well during the fourth quarter of 2004 and, during the fourth quarter of 2004 or early 2005, the Company plans to drill an exploration well on the Company-operated El Hamra permit and a development well at Hawa, which is located on the ENI-operated Adam concession. In addition, the Company plans to drill another exploration well and perform additional tests on the discovery on its Anadarko-operated Anaguid permit during the first half of 2005.

     Gabon. The Company spent $15.8 million of capital during the first nine months of 2004 to drill five exploration wells, one of which was initially evaluated as successful in extending the planned development area to the south. The remaining four wells were expensed as dry holes. Despite the successful extension well, in October 2004, the Company canceled the development of the Olowi field due to a substantial increase in projected development costs which resulted in the project not offering competitive returns.

     Equatorial Guinea. The Company spent $13.0 million of acquisition and drilling capital during the first nine months of 2004 to acquire a 40 percent working interest in 400,000 acres of Block H offshore Equatorial Guinea, West Africa. The Bravo 1 well was drilled in June 2004 and determined to be noncommercial. The Company has several other prospects on the blocks that are being evaluated for future drilling.

                        PIONEER NATURAL RESOURCES COMPANY


Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $452.8 million and $1.3 billion for the three and nine months ended September 30, 2004, respectively, compared to $336.5 million and $965.7 million for the same respective periods of 2003. The increases in oil and gas revenues during the three and nine months ended September 30, 2004, as compared to the same respective periods of 2003, were primarily attributable to increases in sales volumes in the United States, Argentina, South Africa and Tunisia and increases in realized oil, NGL and gas prices.

     The following table provides the Company's average daily production volumes, by geographic area and in total, for the three and nine months ended September 30, 2004 and 2003:

                                              Three months ended     Nine months ended
                                                 September 30,         September 30,
                                              ------------------    -------------------
                                                2004       2003       2004       2003
                                              -------    -------    -------    --------
       Average daily production:
          Oil (Bbls):
            United States..................    27,780     24,130     26,268     24,128
            Argentina......................     9,316      9,126      8,827      8,200
            Canada.........................        95         93         97        118
            Africa.........................     8,733        211     10,986         71
            Worldwide......................    45,924     33,560     46,178     32,517
          NGLs (Bbls):
            United States..................    18,873     20,254     19,869     20,157
            Argentina......................     1,727      1,584      1,549      1,387
            Canada.........................       859        820        940        907
            Worldwide......................    21,459     22,658     22,358     22,451
          Gas (Mcf):
            United States..................   499,012    487,000    535,740    435,275
            Argentina......................   137,971    114,326    119,440     94,916
            Canada.........................    38,837     41,253     40,045     42,468
            Worldwide......................   675,820    642,579    695,225    572,659
          Total (BOE):
            United States..................   129,822    125,550    135,427    116,830
            Argentina......................    34,039     29,764     30,283     25,407
            Canada.........................     7,426      7,789      7,711      8,103
            Africa.........................     8,733        211     10,986         71
            Worldwide......................   180,020    163,314    184,407    150,411

     Per BOE average daily production for the third quarter of 2004 as compared to the third quarter of 2003 increased by ten percent worldwide, by three percent in the United States, by 14 percent in Argentina and the Company realized first production from Africa during the third quarter of 2003. Third quarter 2004 average daily production in Canada decreased by five percent as compared to the third quarter of 2003 due to normal production decline rates.

     During the first nine months of 2004 as compared to the first nine months of 2003, per BOE average daily production increased by 23 percent worldwide, by 16 percent in the United States, by 19 percent in Argentina and the Company realized first production from Africa during the third quarter of 2003. Average daily production declined by five percent in Canada during the first nine months of 2004 as compared to the first nine months of 2003 due to normal decline rates.

     Oil and gas sales from the Company's deepwater Gulf of Mexico Harrier field, Devils Tower project and Raptor and Tomahawk fields were first realized during January, May and mid-June 2004, respectively, and oil sales were first realized from the Company's Tunisian and South African oil projects during August and October of 2003, respectively. Argentine oil and gas sales volumes were higher than anticipated during the first nine months of 2004 primarily due to strong energy demand during their summer and fall seasons.

                        PIONEER NATURAL RESOURCES COMPANY


     Fourth quarter 2004 production is expected to average 190,000 to 205,000 BOEs per day, including the production from the Evergreen assets, current production expectations for Devils Tower and the Falcon Corridor, the variability of oil cargo shipments in Tunisia and South Africa and the seasonal decrease in gas demand during Argentina's summer season.

     The following table provides the Company's average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, by geographic area and in total, for the three and nine months ended September 30, 2004 and 2003:

                                              Three months ended     Nine months ended
                                                 September 30,         September 30,
                                              ------------------    -------------------
                                                2004       2003       2004       2003
                                              -------    -------    -------    --------
       Average reported prices:
          Oil (per Bbl):
            United States..................   $ 30.51    $ 25.04    $ 28.35    $ 25.06
            Argentina......................   $ 32.25    $ 26.10    $ 26.96    $ 25.31
            Canada.........................   $ 38.70    $ 28.97    $ 37.69    $ 28.67
            Africa.........................   $ 42.17    $ 26.94    $ 35.43    $ 26.94
            Worldwide......................   $ 33.10    $ 25.35    $ 29.79    $ 25.14
          NGLs (per Bbl):
            United States..................   $ 26.51    $ 18.29    $ 23.37    $ 18.98
            Argentina......................   $ 29.62    $ 21.63    $ 28.71    $ 22.86
            Canada.........................   $ 32.24    $ 23.62    $ 29.18    $ 26.10
            Worldwide......................   $ 26.99    $ 18.71    $ 23.98    $ 19.51
          Gas (per Mcf):
            United States..................   $  5.15    $  4.38    $  5.14    $  4.64
            Argentina......................   $   .63    $   .54    $   .62    $   .55
            Canada.........................   $  4.34    $  4.62    $  4.37    $  5.04
            Worldwide......................   $  4.18    $  3.71    $  4.32    $  3.98
       Average realized prices:
          Oil (per Bbl):
            United States..................   $ 41.04    $ 29.10    $ 36.85    $ 29.73
            Argentina......................   $ 32.25    $ 26.10    $ 29.22    $ 26.25
            Canada.........................   $ 38.70    $ 28.97    $ 37.69    $ 28.67
            Africa.........................   $ 42.94    $ 26.94    $ 36.06    $ 26.94
            Worldwide......................   $ 39.61    $ 28.27    $ 35.21    $ 28.84
          NGLs (per Bbl):
            United States..................   $ 26.51    $ 18.29    $ 23.37    $ 18.98
            Argentina......................   $ 29.62    $ 21.63    $ 28.71    $ 22.86
            Canada.........................   $ 32.24    $ 23.62    $ 29.18    $ 26.10
            Worldwide......................   $ 26.99    $ 18.71    $ 23.98    $ 19.51
          Gas (per Mcf):
            United States..................   $  5.68    $  4.79    $  5.57    $  5.16
            Argentina......................   $   .63    $   .54    $   .62    $   .55
            Canada.........................   $  5.38    $  4.76    $  5.39    $  5.52
            Worldwide......................   $  4.63    $  4.03    $  4.71    $  4.43

     As discussed above, oil and gas revenues for the three and nine months ended September 30, 2004 were positively impacted by commodity price increases. Comparing the third quarter of 2004 to the same period in 2003, the Company's average reported worldwide oil price increased 31 percent, average reported worldwide NGL prices increased 44 percent and average reported worldwide gas prices increased 13 percent.

     Beginning in May 2004, realized Argentine oil prices decreased due to the implementation of a new formula for domestic oil prices to bring them in approximate parity with oil exports that are subject to a floating rate export tax. In general, the formula provides that if the average NYMEX price for crude oil exceeds $37 per Bbl, Argentine producers will receive approximately $32 per Bbl and if the average NYMEX price is below $37 per Bbl, Argentine producers will receive approximately 86 percent of the NYMEX price, less normal quality differentials.

                        PIONEER NATURAL RESOURCES COMPANY


     Comparing the first nine months of 2004 to the same period in 2003, the Company's average reported worldwide oil price increased 18 percent, average reported worldwide NGL prices increased 23 percent and average reported worldwide gas prices increased nine percent.

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2004, the Company's commodity price hedges decreased oil and gas revenues by $55.8 million and $142.7 million, respectively, as compared to $28.0 million and $100.9 million during the same respective periods in 2003. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and nine months ended September 30, 2004 and 2003.

     Oil and gas production costs. During the three and nine months ended September 30, 2004, total production costs per BOE averaged $5.63 and $5.50, respectively, representing increases of $.59 per BOE (12 percent) and $.20 per BOE (four percent), respectively, as compared to total production costs per BOE of $5.04 and $5.30 during the same respective periods of 2003. Lease operating expenses and workover costs represent the components of production costs for which the Company has management control, while production and ad valorem taxes and field fuel expenses are directly related to commodity price changes.

     The increase in total production costs per BOE during the three and nine months ended September 30, 2004, as compared to the same respective periods in 2003, is primarily due to (i) higher lease operating expenses associated with the Company's Devils Tower project in the Gulf of Mexico and Tunisian and South African oil production, (ii) increased workover costs and (iii) increased production costs in Argentina.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the three and nine months ended September 30, 2004 and 2003:

                                                Three months ended        Nine months ended
                                                    September 30,           September 30,
                                                -------------------      ------------------
                                                  2004        2003         2004       2003
                                                -------     -------      -------    -------
       Lease operating expenses..............   $  3.74     $  3.29      $  3.59    $  3.30
       Taxes:
          Production.........................       .57         .55          .57        .65
          Ad valorem.........................       .47         .37          .46        .41
       Field fuel expenses...................       .67         .68          .66        .79
       Workover costs........................       .18         .15          .22        .15
                                                 ------      ------       ------     ------
             Total production costs..........   $  5.63     $  5.04      $  5.50    $  5.30
                                                 ======      ======       ======     ======

                                                Three months ended        Nine months ended
                                                    September 30,           September 30,
                                                -------------------      ------------------
                                                  2004        2003         2004       2003
                                                -------     -------      -------    -------
       Total production costs:
          United States......................   $  6.14     $  5.32      $  5.68    $  5.56
          Argentina..........................   $  2.85     $  2.42      $  2.90    $  2.62
          Canada (a).........................   $  9.79     $ 10.67      $ 10.50    $  9.88
          Africa.............................   $  5.25     $  2.34      $  6.99    $  2.34
          Worldwide..........................   $  5.63     $  5.04      $  5.50    $  5.30

------------
(a) Includes per BOE costs to transport the Company's Canadian gas to the Chicago City Gate sales point of $4.97 and $5.52 for the three months ended September 30, 2004 and 2003, respectively, and $4.98 and $5.46 for the nine months ended September 30, 2004 and 2003, respectively.

                        PIONEER NATURAL RESOURCES COMPANY


     Based on market-quoted commodity prices during October 2004, the Company expects fourth quarter 2004 production costs per BOE to average $6.40 to $7.00, based on current gas price outlooks. The increase is attributable to lower estimated production from low-cost Falcon Corridor properties and the impact of higher costs associated with the acquired Evergreen assets when accounting for field fuel usage in accordance with Pioneer's accounting practices.

     Depletion, depreciation and amortization expense. The Company's total depletion, depreciation and amortization expense per BOE was $8.45 and $8.30 for the three and nine months ended September 30, 2004, respectively, as compared to $6.89 and $6.68 during the same respective periods of 2003. Depletion expense per BOE, the largest component of depletion, depreciation and amortization expense, was $8.28 and $8.13 during the three and nine months ended September 30, 2004, respectively, as compared to $6.73 and $6.50 during the same respective periods of 2003. The increases in per BOE depletion expense during the three and nine months ended September 30, 2004, as compared to the same respective periods of 2003, are primarily due to a greater proportion of the Company's production being derived from higher cost-basis deepwater Gulf of Mexico and South African developments.

     The following table provides the Company's depletion expense per BOE by geographic area for the three and nine months ended September 30, 2004 and 2003:

                                             Three months ended        Nine months ended
                                                 September 30,           September 30,
                                             -------------------      ------------------
                                               2004        2003         2004       2003
                                             -------     -------      -------    -------
       Depletion expense:
          United States...................   $  8.81     $  6.94      $  8.32    $  6.63
          Argentina.......................   $  5.53     $  4.99      $  5.38    $  4.90
          Canada..........................   $ 10.61     $  9.99      $ 10.47    $  9.70
          Africa..........................   $  9.13     $  8.30      $ 11.78    $  8.30
          Worldwide.......................   $  8.28     $  6.73      $  8.13    $  6.50

     The Company expects fourth quarter 2004 depletion, depreciation and amortization expense per BOE to average $8.50 to $9.25, reflecting the higher depletion, depreciation and amortization rate associated with the assets acquired from Evergreen.

     Impairment of oil and gas properties. On October 19, 2004, the Company concluded that a material charge for impairment was required under SFAS 144 for its assets in the Gabonese Olowi field as development of the discovery was canceled. The Company recorded an associated impairment charge of $34.8 million in September 2004 to eliminate the carrying value of the Company's Gabonese Olowi field. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information regarding the impairment of the Company's Gabonese Olowi field assets.

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $33.0 million and $153.2 million during the three and nine months ended September 30, 2004, respectively, as compared to $24.5 million and $107.4 million during the same respective periods in 2003. The increase in exploration, abandonments, geological and geophysical costs during the third quarter of 2004 as compared to the third quarter of 2003 is primarily comprised of a $13.4 million increase in geological and geophysical expense, partially offset by a $5.5 million decrease in dry hole expense. The increase in exploration, abandonments, geological and geophysical costs during the first nine months of 2004 as compared to the first nine months of 2003 is primarily comprised of a $27.4 million increase in geological and geophysical expenses and a $16.0 million increase in dry hole expense. Significant components of the Company's dry hole expense during the first nine months of 2004 included $27.3 million and $11.1 million on the Company's deepwater Gulf of Mexico Juno and Myrtle Beach prospects, respectively, $18.9 million on the Company's Gabonese Olowi prospect and $5.8 million on the Company's Bravo prospect offshore Equatorial Guinea. During the first nine months of 2004, the Company drilled and evaluated 80 exploration/extension wells, 44 of which were successfully completed as discoveries. During the same period in 2003, the Company drilled and evaluated 84 exploration/extension wells, 41 of which were successfully completed as discoveries.

                        PIONEER NATURAL RESOURCES COMPANY



     The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments expense and other exploration expense by geographic area for the three and nine months ended September 30, 2004 and 2003:

                                                                                   Africa
                                               United                                and
                                               States    Argentina    Canada        Other        Total
                                              --------   ---------   ---------    ---------    ---------
                                                                  (in thousands)
Three months ended September 30, 2004:
    Geological and geophysical..............  $ 15,144   $    216    $    783     $  7,220     $ 23,363
    Exploratory dry holes...................       878      2,664       3,227           85        6,854
    Leasehold abandonments and other........     2,521         18         208            1        2,748
                                               -------    -------     -------      -------      -------
                                              $ 18,543   $  2,898    $  4,218     $  7,306     $ 32,965
                                               =======    =======     =======      =======      =======
Three months ended September 30, 2003:
    Geological and geophysical..............  $  8,110   $    458    $    619     $    774     $  9,961
    Exploratory dry holes...................     7,127        778       1,069        3,403       12,377
    Leasehold abandonments and other........     2,038         39         101          -          2,178
                                               -------    -------     -------      -------      -------
                                              $ 17,275   $  1,275    $  1,789     $  4,177     $ 24,516
                                               =======    =======     =======      =======      =======
Nine months ended September 30, 2004:
    Geological and geophysical..............  $ 40,251   $ 10,884    $  2,618     $ 12,066     $ 65,819
    Exploratory dry holes...................    38,741      3,356      11,809       24,404       78,310
    Leasehold abandonments and other........     4,941         55       4,021            8        9,025
                                               -------    -------     -------      -------      -------
                                              $ 83,933   $ 14,295    $ 18,448     $ 36,478     $153,154
                                               =======    =======     =======      =======      =======
Nine months ended September 30, 2003:
    Geological and geophysical..............  $ 25,797   $  6,966    $  2,534     $  3,102     $ 38,399
    Exploratory dry holes...................    28,306      2,209      10,939       20,859       62,313
    Leasehold abandonments and other........     3,562      1,672       1,476            8        6,718
                                               -------    -------     -------      -------      -------
                                              $ 57,665   $ 10,847    $ 14,949     $ 23,969     $107,430
                                               =======    =======     =======      =======      =======

     The  Company  expects  fourth  quarter  2004   exploration,   abandonments,
geological and geophysical costs to be $40 million to $60 million, of which the majority is expected to be comprised of seismic expenditures.

     General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2004 was $19.5 million and $55.0 million, respectively, as compared to $15.2 million and $44.3 million during the same respective periods in 2003. The increases in general and administrative expense are primarily due to increases in administrative staff, performance-related compensation costs and increases in the amortization of restricted stock awards of $1.3 million and $3.5 million during the three and nine months ended September 30, 2004, respectively, as compared to the same respective periods of 2003.

     The Company expects fourth quarter 2004 general and administrative expense to increase to $21 million to $23 million due to incremental costs of administration associated with expanded operations resulting from the Evergreen merger.

     Accretion of discount on asset retirement obligations. During the three and nine months ended September 30, 2004, accretion of discount on asset retirement obligations was $2.0 million and $6.0 million, respectively, as compared to $1.3 million and $3.7 million during the same respective periods of 2003. The increases in accretion of discount on asset retirement obligations are primarily due to the increase in future plugging and abandonment obligations related to new wells in the deepwater Gulf of Mexico, Tunisia and South Africa. See "Cumulative effect of change in accounting principle" and Notes B and G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's asset retirement obligations.

     The Company expects fourth quarter 2004 accretion of discount on asset retirement obligations to be approximately $2 million to $3 million.

                        PIONEER NATURAL RESOURCES COMPANY


     Interest expense. Interest expense was $24.8 million and $67.8 million for the three and nine months ended September 30, 2004, respectively, as compared to $23.2 million and $69.5 million for the same respective periods in 2003. The increase in interest expense during the third quarter of 2004 as compared to the third quarter of 2003 is primarily attributable to a $4.0 million decrease in recorded interest rate hedge gains partially offset by $3.3 million of interest savings associated with the lower rate New Notes issued in the Company's July 2004 debt exchange as more fully described below. The decrease in interest expense during the first nine months of 2004 as compared to the first nine months of 2003 is primarily attributable to reduced borrowings under the Company's lines of credit and interest savings from the lower rate New Notes issued in the debt exchange, partially offset by a $2.5 million decrease in interest rate hedge gains and a $2.4 million decrease in capitalized interest as the Company has completed its major development projects in the Gulf of Mexico and South Africa. The weighted average interest rates on the Company's indebtedness for the three and nine months ended September 30, 2004 were 6.0 percent and 5.5 percent, respectively, as compared to 5.2 percent and 5.3 percent for the same respective periods in 2003, including the effects of the Company's interest rate swaps.

     As further described in Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements," the Company exchanged $526.9 million of the Old Notes for a like principal amount of the New Notes and cash during July 2004. The aggregate exchange price paid to the holders of the tendered Old Notes exceeded their aggregate principal balances by $109.0 million. In accordance with GAAP, the Company accounted for the debt exchange during the third quarter of 2004 as a replacement of the exchanged debt and began amortizing the $109.0 million associated payment of the trading premium or market value of the exchanged Old Notes in excess of their stated value, along with the unamortized carrying values attributable to the issuance costs, discounts and deferred hedge gains and losses of the exchanged debt, as adjustments of interest expense over the term of the New Notes.

     The Company expects fourth quarter 2004 interest expense to be $31 million to $34 million, reflecting the incremental interest cost associated with the Evergreen merger financing and assumed Evergreen debt.

     Other expenses. Other expenses for the three and nine months ended September 30, 2004 were $2.5 million and $11.0 million, respectively, as compared to $1.4 million and $12.2 million for the same respective periods in 2003. The increase in other expenses during the three months ended September 30, 2004, as compared to the same period of 2003, is attributable to a $1.3 million increase in foreign currency exchange losses, the majority of which is associated with United States dollar denominated Canadian gas sales that were converted to Canadian dollars while the Canadian dollar was strengthening, and other aggregate expense fluctuations. The decrease in other expenses during the nine months ended September 30, 2004, as compared to the same period of 2003, is primarily attributable to a $1.1 million decrease in commodity hedge ineffectiveness charges and other aggregate expense fluctuations.

     Income tax benefit (provision). During the three and nine months ended September 30, 2004, the Company recognized income tax provisions of $23.5 million and $115.1 million, respectively, as compared to income tax benefits of $99.9 million and $95.0 million for the same respective periods in 2003. The Company's effective tax rate is lower than the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to the deferred tax benefit recognized associated with the Company's cancellation of the development of its Olowi field in Gabon. See Notes D and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a discussion regarding the Company's reversal of its United States deferred tax valuation allowances during the third quarter of 2003 and the Company's decision to cancel its development of the Olowi field in Gabon.

     During the fourth quarter of 2004, the Company estimates that its cash income taxes will be $5 million to $10 million principally related to Argentine and Tunisian income taxes and nominal alternative minimum tax in the United States. The Company's effective income tax rate is expected to range from 36 percent to 39 percent based on current capital spending plans.

     Cumulative effect of change in accounting principle. As previously discussed, the Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of deferred income taxes. See Notes B and G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's adoption of SFAS 143.

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

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine months ended September 30, 2004 totaled $116.9 million and $467.8 million, respectively, as compared to $134.9 million and $522.0 million during the same respective periods of 2003. During the three and nine months ended September 30, 2004, the Company's additions to oil and gas properties were funded by $239.1 million and $757.5 million of net cash provided by operating activities, respectively. The Company's 2003 additions to oil and gas properties were funded by $222.5 million and $546.7 million of net cash provided by operating activities during the three and nine months ended September 30, 2003, respectively.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations and other liabilities. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2004, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Since December 31, 2003, the material changes in the Company's contractual obligations were changes in the Company's derivative obligations, the aforementioned exchange of the Old Notes during July 2004, the execution of the 364-Day Credit Agreement and the Evergreen merger financing, including assumed Evergreen Convertible Notes and Subordinated Notes (which are no longer subordinated). See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information regarding the Company's changes in long-term debt. There have been no other material changes in the Company's contractual obligations since December 31, 2003. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the nine months ended September 30, 2004.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the fourth quarter of 2004.

     Operating activities. Net cash provided by operating activities during the three and nine months ended September 30, 2004 was $239.1 million and $757.5 million, respectively, as compared to $222.5 million and $546.7 million for the same respective periods in 2003. The increases in net cash provided by operating activities were primarily due to higher production volumes and higher commodity prices.

     Investing activities. Net cash used in investing activities during the three and nine months ended September 30, 2004 was $975.8 million and $1.3 billion, respectively, as compared to $127.4 million and $495.1 million for the same respective periods of 2003. The increase in net cash used in investing activities during the three and nine months ended September 30, 2004, as compared to the same respective periods of 2003, was primarily due to the $849.5 million of net cash paid to acquire Evergreen.

     Financing activities. Net cash provided by financing activities during the three and nine months ended September 30, 2004 was $723.7 million and $566.2 million, respectively, as compared to net cash used in financing activities of $94.4 million and $48.6 million during the same respective periods of 2003. During the three and nine months ended September 30, 2004, the Company had net borrowings on long-term debt of $767.0 million and $631.0 million, respectively, as compared to net repayments of $92.0 million and $47.5 million during the same respective periods of 2003. The borrowings on long-term debt were used to fund the $849.5 million of net cash paid to acquire Evergreen. During the three and

                        PIONEER NATURAL RESOURCES COMPANY


nine months ended September 30, 2004, the Company also used $21.0 million to purchase 641,123 shares of treasury stock and $36.2 million to purchase 1,144,423 shares of treasury stock, respectively.

     During March 2004, the Company's board of directors declared a semiannual dividend of $.10 per common share, payable on April 13, 2004 to shareholders of record on March 29, 2004. Associated therewith, the Company distributed $12.0 million of aggregate dividends during April 2004. During August 2004, the Company's board of directors declared its second semiannual dividend of $.10 per common share payable on October 15, 2004 to shareholders of record on September 29, 2004. Associated therewith, the Company distributed $14.6 million of aggregate dividends during October 2004.

     The Company's operating, investing and financing activities during the fourth quarter of 2004 will be materially impacted by the aforementioned July 2004 debt exchange and by the Evergreen merger. The debt exchange extended the maturities on $526.9 million of the Company's long-term debt until 2016, reduced the coupon interest rate on the New Notes as compared to the exchanged Old Notes and used $109.0 million of cash for exchange price payments, which represented the trading premium or market value of the exchanged Old Notes in excess of their stated value. The Evergreen merger was accounted for as a purchase business combination and materially expanded the Company's assets, liabilities, shareholders' equity, outstanding common shares, forecasted production volumes and general scope of operations.

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

     Liquidity. The Company's principal source of short-term liquidity are its lines of credit. Outstanding borrowings under the lines of credit totaled $900 million as of September 30, 2004. Including $49.3 million of undrawn and outstanding letters of credit under the lines of credit, the Company has $650.7 million of unused borrowing capacity as of September 30, 2004.

     Book capitalization and current ratio. The Company's book capitalization at September 30, 2004 was $5.1 billion, consisting of debt of $2.5 billion and stockholders' equity of $2.6 billion. Consequently, the Company's debt to book capitalization increased to 48 percent at September 30, 2004 from 47 percent at December 31, 2003. The Company's ratio of current assets to current liabilities was .41 at September 30, 2004 and .48 at December 31, 2003.

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

                        PIONEER NATURAL RESOURCES COMPANY


     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first nine months of 2004:

                                                     Derivative Contract Net Liabilities
                                                    -------------------------------------
                                                                   Interest
                                                    Commodities      Rate         Total
                                                    -----------    --------    ----------
                                                                (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2003...............    $ (201,422)    $    -      $ (201,422)
       Fair value of Evergreen contracts assumed       (52,115)         -         (52,115)
       Changes in contract fair value (a).......      (502,640)     (10,638)     (513,278)
       Contract maturities......................       180,604       (2,167)      178,437
       Contract terminations....................        (5,515)      12,805         7,290
                                                     ---------      -------     ---------
       Fair value of contracts outstanding
          as of September 30, 2004..............    $ (581,088)    $    -      $ (581,088)
                                                     =========      =======     =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

     The following disclosures provide specific information about material changes that have occurred since December 31, 2003 in the Company's portfolio of financial instruments. The Company will recognize gains or losses in future earnings on these instruments from changes in commodity prices or interest rates.

     Interest rate sensitivity. During March 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 7.50% Notes. The terms of the interest rate swap contracts matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a 7.50 percent fixed annual interest rate and required the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 3.71 percent. During the third quarter of 2004, the Company terminated these interest rate swap contracts for $8.5 million of cash payments.

     During April 2004, the Company entered into interest rate swap contracts on an aggregate $150 million notional amount to hedge the fair value of its 9-5/8% Notes. The terms of the interest rate swap contracts matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a 9-5/8 percent fixed annual interest rate and required the Company to pay the counterparties variable annual interest rates equal to the periodic six-month LIBOR plus a weighted average annual margin of 5.66 percent. During the third quarter of 2004, the Company terminated these interest rate swap contracts for $1.8 million of cash payments.

     During June 2004, the Company entered into costless collar contracts to hedge the yield on the benchmark U.S. Treasuries. The terms of the collar contracts fixed the annual yield on $250 million notional amount of U.S. Treasuries within a yield collar having a ceiling rate of 4.70 percent and a floor rate of 4.65 percent. The yield on the U.S. Treasuries as of July 7, 2004 was the benchmark rate used to determine the coupon rate on the Company's New Notes, which were issued on July 15, 2004 in exchange for portions of the Old Notes. During July 2004, the Company terminated these costless collar contracts for $3.4 million of cash payments. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the July 15, 2004 debt exchange.

     The following table provides information about the debt obligations and derivative financial instruments of the Company that are sensitive to changes in interest rates as of September 30, 2004. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2004. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for the six-month LIBOR.

                        PIONEER NATURAL RESOURCES COMPANY



                            Interest Rate Sensitivity
 Debt Obligations and Derivative Financial Instruments as of September 30, 2004

                               Three months                                                                          Liability
                                  ending                   Year ending December 31,                                Fair Value at
                               December 31,  ------------------------------------------------------                September 30,
                                   2004        2005       2006       2007       2008     Thereafter      Total         2004
                               -----------   --------   --------   --------   --------   ----------   ----------   ------------
                                                                (in thousands, except interest rates)
Total Debt:..................
  Fixed rate maturities......   $   -        $132,461   $    -     $ 32,638   $351,092   $1,048,711   $1,564,902   $(1,849,237)
  Weighted average
    interest rate (%)........      6.58          6.44       6.38       6.56       7.00         7.00
  Variable rate maturities...   $   -        $    -     $900,000   $    -     $    -     $      -     $  900,000   $  (900,000)
  Average interest rate (%)..      2.83          3.28       3.97        -          -            -

     Commodity price sensitivity. During the first nine months of 2004, the Company entered into certain oil and gas hedge derivatives and terminated other oil and gas hedge derivatives. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to oil or gas price changes as of September 30, 2004. As of September 30, 2004, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of September 30, 2004

                                              Three months                                                 Liability
                                                 ending             Year ending December 31,             Fair Value at
                                              December 31,  -----------------------------------------    September 30,
                                                  2004        2005       2006       2007       2008          2004
                                              -----------   --------   --------   --------   --------    ------------
                                                                                                        (in thousands)
Oil Hedge Derivatives (a):
  Average daily notional Bbl volumes:
   Swap contracts..........................       24,000      28,000     11,500     13,000     17,000      $(301,111)
    Weighted average fixed price per Bbl...     $  29.65    $  28.47   $  32.52   $  30.89   $  29.21
   Collar contracts........................          -         1,000      4,500        -          -        $  (2,931)
    Weighted average ceiling price
      per Bbl..............................     $    -      $  51.10   $  41.93   $    -     $    -
    Weighted average floor price per Bbl...     $    -      $  35.00   $  35.00   $    -     $    -
  Average forward NYMEX oil prices (b).....     $  50.92    $  48.24   $  43.92   $  41.84   $  39.68

---------------
(a)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) The average forward NYMEX oil prices are based on October 29, 2004 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY


                            Gas Price Sensitivity (a)
            Derivative Financial Instruments as of September 30, 2004

                                              Three months                                                 Liability
                                                 ending             Year ending December 31,             Fair Value at
                                              December 31,  -----------------------------------------    September 30,
                                                  2004        2005       2006       2007       2008          2004
                                              -----------   --------   --------   --------   --------    ------------
                                                                                                        (in thousands)
Gas Hedge Derivatives (b):
  Average daily notional MMBtu volumes:
   Swap contracts...........................    426,163      274,904     70,000     25,000      5,000      $(276,812)
    Weighted average fixed price per MMBtu..   $   4.54     $   5.19   $   4.16   $   3.94   $   5.38
   Collar contracts.........................        -            -        5,000        -          -        $    (234)
    Weighted average ceiling price
      per MMBtu.............................   $    -       $    -     $   7.15   $    -     $    -
    Weighted average ceiling price
      per MMBtu.............................   $    -       $    -     $   5.25   $    -     $    -
  Average forward NYMEX gas prices (c)......   $   8.68     $   7.78   $   6.92   $   6.30   $   5.95

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap contract and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) The average forward NYMEX gas prices are based on October 29, 2004 market quotes.

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

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     As discussed in Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements," the Company is a party to various legal actions incidental to its business. Except for the specific legal actions described in Note I, the Company believes that the probable damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

                        PIONEER NATURAL RESOURCES COMPANY


Item 4.     Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of stockholders on September 28, 2004 in Irving, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated August 27,
2004). The following is a brief description of the proposals and results of the stockholders' votes.

     Evergreen Merger. The issuance of the Company's common stock in connection with the merger of BC Merger Sub, Inc., a wholly-owned subsidiary of the Company ("BC Merger Sub"), with and into Evergreen, whereby Evergreen will become a wholly-owned subsidiary of the Company pursuant to the Merger Agreement, was submitted to the stockholders for approval. Such issuance was approved, with the results of the stockholder voting having been as follows:

            For                          91,202,600
            Against                         263,175
            Abstain                         111,235
            Broker non-votes                    -

     In the event that there were not enough votes received in favor of the above proposal, a second proposal was submitted to approve the adjournment of the special meeting to solicit additional proxies in favor of the above proposal. Such adjournment was approved, although unnecessary based on the votes received above, with the results of the stockholder voting having been as follows:

            For                          54,630,892
            Against                      30,811,495
            Abstain                       6,134,623
            Broker non-votes                    -

     At the board of directors meeting following the special meeting of stockholders, pursuant to the Merger Agreement, Mark S. Sexton and Andrew D. Lundquist were appointed as directors. Mr. Sexton was designated as a Class I director with his terms to expire at the annual meeting in 2007. Mr. Lundquist was designated as a Class III director with his terms to expire at the annual meeting in 2006.

                        PIONEER NATURAL RESOURCES COMPANY


Item 6.     Exhibits

Exhibits

   2.1 Agreement and Plan of Merger, dated May 3, 2004, among the Company, Evergreen and BC Merger Sub, Inc. (incorporated by reference to Exhibit
         2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
   4.1 Fourth Supplemental Indenture, dated as of July 15, 2004, among the Company and The Bank of New York, as Trustee, with respect to the indenture, dated January 13, 1998, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
   4.2 Fifth Supplemental Indenture, dated as of July 15, 2004, among the Company, Pioneer Natural Resources USA, Inc., as Guarantor, and The Bank of New York, as Trustee, with respect to the indenture, dated
         January 13, 1998, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
   4.3   Form of  5.875%  Senior Notes  due 2016  of Pioneer  Natural  Resources
         Company (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
   4.4 Indenture dated as of March 10, 2004, among Evergreen and Wachovia Bank, National Association, as trustee, relating to Evergreen's 5.875% Senior Subordinated Notes due 2012 (incorporated by reference to
         Exhibit 4.1 to Evergreen's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-13171, filed with the SEC on May 10, 2004).
   4.5 Form of Evergreen's 5.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.3 to Evergreen's Registration Statement on Form S-4, dated June 28, 2004, Registration No. 333-116201).
   4.6 Indenture dated as of December 18, 2001, among Evergreen and First Union National Bank, as trustee, relating to Evergreen's 4.75% Senior Convertible Notes due December 15, 2021 (incorporated by reference to
         Exhibit 4.3 to Evergreen's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13171, filed with the SEC on March 11, 2002).
   4.7 Form of Evergreen's 4.75% Senior Convertible Notes due December 15, 2021 (included as Exhibit A to the indenture identified above as
         Exhibit 4.6).
   4.8 First Supplemental Indenture dated as of September 28, 2004, among Pioneer Evergreen Properties, LLC (as successor to Evergreen) and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to
         Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
   4.9 First Supplemental Indenture dated as of September 28, 2004, among the Company, Evergreen and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.1 to the Company's Amendment to the Current Report on Form 8-K/A, File No. 1-13245, filed with the SEC on November 5, 2004).
   4.10 Second Supplemental Indenture dated as of September 28, 2004, among the Company, Pioneer Evergreen Properties, LLC (as successor to Evergreen) and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
   4.11 Third Supplemental Indenture dated as of September 30, 2004, among the Company, Pioneer Debt Sub, LLC and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
   4.12 Fourth Supplemental Indenture dated as of September 30, 2004, among the Company and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit
         4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).

                        PIONEER NATURAL RESOURCES COMPANY

   4.13 Second Supplemental Indenture dated as of September 30, 2004, among Pioneer Debt Sub, LLC and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5,
         2004).
   4.14 Third Supplemental Indenture dated as of September 30, 2004, among the Company and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
   4.15 Fourth Supplemental Indenture dated as of November 1, 2004, among the Company, Pioneer USA, as guarantor, and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
  10.1 364-Day Credit Agreement dated as of September 28, 2004 among the Company, as the Borrower; JPMorgan Chase Bank as the Administrative Agent; Bank of America, N.A., Barclays Bank PLC, Wells Fargo Bank, National Association and Wachovia Bank, National Association as the Co-Documentation Agents and certain other lenders (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
  31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  32.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
  32.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:   November 5, 2004              By:       /s/ Timothy L. Dove
                                             ----------------------------------
                                             Timothy L. Dove
                                             Executive Vice President and Chief
                                             Financial Officer



Date:   November 5, 2004              By:       /s/ Richard P. Dealy
                                             ----------------------------------
                                             Richard P. Dealy
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY



Exhibit Index

                                                                         Page

      2.1 Agreement and Plan of Merger, dated May 3, 2004, among the Company, Evergreen and BC Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
      4.1 Fourth Supplemental Indenture, dated as of July 15, 2004, among the Company and The Bank of New York, as Trustee, with respect to the indenture, dated January 13, 1998, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
      4.2 Fifth Supplemental Indenture, dated as of July 15, 2004, among the Company, Pioneer Natural Resources USA, Inc., as Guarantor, and The Bank of New York, as Trustee, with respect to the indenture, dated January 13, 1998, between the Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
      4.3 Form of 5.875% Senior Notes due 2016 of Pioneer Natural Resources Company (incorporated by reference to Exhibit
                99.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
      4.4 Indenture dated as of March 10, 2004, among Evergreen and Wachovia Bank, National Association, as trustee, relating to Evergreen's 5.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit
                4.1 to Evergreen's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, File No. 1-13171, filed with the SEC on May 10, 2004).
      4.5 Form of Evergreen's 5.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.3 to Evergreen's Registration Statement on Form S-4, dated June 28, 2004, Registration No. 333-116201).
      4.6 Indenture dated as of December 18, 2001, among Evergreen and First Union National Bank, as trustee, relating to Evergreen's 4.75% Senior Convertible Notes due December 15, 2021 (incorporated by reference to
                Exhibit 4.3 to Evergreen's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-13171, filed with the SEC on March 11, 2002).
      4.7 Form of Evergreen's 4.75% Senior Convertible Notes due December 15, 2021 (included as Exhibit A to the indenture identified above as Exhibit 4.6).
      4.8 First Supplemental Indenture dated as of September 28, 2004, among Pioneer Evergreen Properties, LLC (as successor to Evergreen) and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
      4.9 First Supplemental Indenture dated as of September 28, 2004, among the Company, Evergreen and Wachovia Bank, National Association (as successor to First Union
                National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.1 to the Company's Amendment to the Current Report on Form 8-K/A, File No. 1-13245, filed with the SEC on November 5, 2004).
      4.10 Second Supplemental Indenture dated as of September 28, 2004, among the Company, Pioneer Evergreen Properties, LLC (as successor to Evergreen) and Wachovia Bank, National Association (as successor t o First Union
                National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).

                        PIONEER NATURAL RESOURCES COMPANY

                                                                         Page

      4.11 Third Supplemental Indenture dated as of September 30, 2004, among the Company, Pioneer Debt Sub, LLC and Wachovia Bank, National Association (as successor to First Union National Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6
                (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
      4.12 Fourth Supplemental Indenture dated as of September 30, 2004, among the Company and Wachovia Bank, National Association (as successor to First Union National
                Bank), as trustee, with respect to the indenture identified above as Exhibit 4.6 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
      4.13 Second Supplemental Indenture dated as of September 30, 2004, among Pioneer Debt Sub, LLC and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
      4.14 Third Supplemental Indenture dated as of September 30, 2004, among the Company and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
      4.15 Fourth Supplemental Indenture dated as of November 1, 2004, among the Company, Pioneer USA, as guarantor, and Wachovia Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit
                4.4 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
     10.1 364-Day Credit Agreement dated as of September 28, 2004 among the Company, as the Borrower; JP Morgan Chase Bank as the Administrative Agent; Bank of America, N.A., Barclays Bank PLC, Wells Fargo Bank, National Association and Wachovia Bank, National Association as the Co-Documentation Agents and certain other lenders (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
 31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

---------------
(a) filed herewith.
(b) furnished herewith.