Form 10-K
period 2004-12-31
PIONEER NATURAL RESOURCES CO
filed 2005-02-22
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number: 1-13245

                        Pioneer Natural Resources Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                 75-2702753
  -------------------------------------------            -------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas                75039
------------------------------------------------             ----------
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
YES    X      NO
      ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES    X      NO
      ---          ---

Aggregate market value of the voting common equity held by
non-affiliates of the Registrant  computed by reference to
the price at which the common  equity was last  sold  as of
the  last  business day of the  Registrant's  most recently
completed second fiscal quarter ...............................   $4,174,193,054

Number of shares of Common Stock outstanding as of
February 17, 2005..............................................      143,669,263

                      Documents Incorporated by Reference:

(1)  Proxy  Statement for Annual Meeting of Shareholders to be held May 12, 2005
     - Referenced in Part III of this report.

                                TABLE OF CONTENTS



                                                                           Page

Definitions of Oil and Gas Terms and Conventions Used Herein.............    4

                                     PART I

Item 1.         Business.................................................    5

                General..................................................    5
                Available Information....................................    5
                Evergreen Merger.........................................    5
                Mission and Strategies...................................    5
                Business Activities......................................    6
                Operations by Geographic Area............................    8
                Marketing of Production..................................    8
                Competition, Markets and Regulations.....................    9
                Risks Associated with Business Activities................   11

Item 2.         Properties...............................................   14

                Proved Reserves..........................................   14
                Description of Properties................................   15
                Selected Oil and Gas Information.........................   21

Item 3.         Legal Proceedings........................................   25

Item 4.         Submission of Matters to a Vote of Security Holders......   25

                                     PART II

Item 5.         Market for Registrant's Common Stock, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities...............................................   25

                Securities Authorized for Issuance under Equity
                Compensation Plans.......................................   26
                Purchases of Equity Securities by the Issuer and
                Affiliated Purchasers....................................   27

Item 6.         Selected Financial Data..................................   28

Item 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   29

                2004 Highlights and Events...............................   29
                2004 Financial and Operating Performance.................   30
                Evergreen Merger.........................................   30
                2005 Outlook and Activities..............................   30
                Field Fuel Reporting.....................................   33
                Critical Accounting Estimates............................   33
                Results of Operations....................................   35
                Capital Commitments, Capital Resources and Liquidity.....   43
                New Accounting Pronouncement.............................   46

                                                                           Page

Item 7A.        Quantitative and Qualitative Disclosures About
                Market Risk...............................................  47

                Quantitative Disclosures..................................  48
                Qualitative Disclosures...................................  52

Item 8.         Financial Statements and Supplementary Data...............  55

                Index to Consolidated Financial Statements................  55
                Report of Independent Registered Public Accounting Firm...  56
                Consolidated Financial Statements.........................  57
                Notes to Consolidated Financial Statements................  62
                Unaudited Supplementary Information....................... 105

Item 9.         Changes in and Disagreements With Accountants on
                Accounting and Financial Disclosure....................... 112

Item 9A.        Controls and Procedures................................... 112

Item 9B.        Other Information......................................... 114

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant........ 114

Item 11.        Executive Compensation.................................... 114

Item 12.        Security Ownership of Certain Beneficial Owners
                and Management............................................ 114

Item 13.        Certain Relationships and Related Transactions............ 114

Item 14.        Principal Accountant Fees and Services.................... 114

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules................... 115

                Signatures................................................ 121

                Exhibit Index............................................. 122


Cautionary Statement Concerning Forward-Looking Statements

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

Definitions of Oil and Gas Terms and Conventions Used Herein

     Within this Report, the following oil and gas terms and conventions have specific meanings:

       o  "Bbl" means a standard barrel containing 42 United States gallons.
       o  "Bcf" means one billion cubic feet.
       o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or NGL.
       o "Btu" means British thermal unit and is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
       o "GAAP" means accounting principles that are generally accepted in the United States.
       o "LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
       o  "MBbl" means one thousand Bbls.
       o  "MBOE" means one thousand BOEs.
       o  "MMBOE" means one million BOEs.
       o "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
       o  "MMBtu" means one million Btus.
       o  "MMcf" means one million cubic feet.
       o  "NGL" means natural gas liquid.
       o  "NYMEX" means The New York Mercantile Exchange.
       o  "NYSE" means The New York Stock Exchange.
       o "Pioneer" or the "Company" means Pioneer Natural Resources Company and its subsidiaries.
       o "Proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
                (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
                (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
                (iii) Estimates of proved reserves do not include the following:
           (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
       o   "SEC" means the United States Securities and Exchange Commission.
       o "Standardized Measure" means the after-tax present value of estimated future net revenues of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs in effect at the specified date and a 10 percent discount rate.
       o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
       o Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

                                     PART I


ITEM 1.     BUSINESS

General

     Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia.

     The Company's executive offices are located at 5205 N. O'Connor Blvd., Suite 900, Irving, Texas 75039. The Company's telephone number is (972) 444-9001. The Company maintains other offices in Anchorage, Alaska; Denver, Colorado; Midland, Texas; Buenos Aires, Argentina; Calgary, Canada; Libreville, Gabon; Capetown, South Africa and Tunis, Tunisia. At December 31, 2004, the Company had 1,550 employees, 889 of whom were employed in field and plant operations.

Available Information

     Pioneer files annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The public may read and copy any materials that Pioneer files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Pioneer, that file electronically with the SEC. The public can obtain any documents that Pioneer files with the SEC at http://www.sec.gov.

     The Company also makes available free of charge on or through its internet website (www.pioneernrc.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen Resources, Inc. ("Evergreen"). Pioneer acquired the common stock of Evergreen for a total purchase price of approximately $1.8 billion, which was comprised of cash and Pioneer common stock. At the merger date, Evergreen's proved reserves were 262.2 MMBOE. Evergreen was a publicly-traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional natural gas. Evergreen was based in Denver, Colorado and was one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations were principally focused on developing and expanding its coal bed methane field located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western Colorado, the Uinta Basin in eastern Utah and the Western Canada Sedimentary Basin. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Evergreen merger.

Mission and Strategies

     The Company's mission is to provide shareholders with superior investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are predicated on maintaining financial flexibility and capital allocation discipline. Historically, these strategies have been anchored by the Company's long-lived Spraberry oil field and Hugoton and West Panhandle gas fields' reserves and production. Since the fourth quarter of 2004, the strategy is also enhanced by the newly acquired Raton gas field. Underlying these fields are approximately 75 percent of the Company's proved oil and gas reserves as of December 31, 2004. These fields have a remaining productive life in excess of 40 years. The stable base of oil and gas production from these fields, combined with the deepwater Gulf of Mexico Canyon Express, Falcon area and Devils Tower projects which began production in September 2002, March 2003 and May 2004, respectively, and the

Sable oil discovery in South Africa which began production in August 2003, should generate the operating cash flows to fund the Company's $900 million to $950 million capital budget for 2005 and allow the Company to further enhance its financial flexibility during 2005.

     During 2004, the Company utilized capital from its long-lived Spraberry, Hugoton and West Panhandle fields and shorter-lived deepwater Gulf of Mexico projects to partially fund the merger with Evergreen and to selectively reinvest in assets that the Company believes will offer superior investment returns. Similarly, during 2005, the Company will continue to: (i) selectively explore for and develop proved reserve discoveries in areas that it believes will offer superior reserve growth and profitability potential; (ii) evaluate opportunities to acquire oil and gas properties under terms that will complement the Company's exploration and development drilling activities; (iii) invest in the personnel and technology necessary to maximize the Company's exploration and development successes; and (iv) enhance liquidity, allowing the Company to take advantage of future exploration, development and acquisition opportunities. The Company is committed to continuing to enhance shareholder investment returns through adherence to these strategies.

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

     Petroleum industry. The petroleum industry has generally been characterized by rising oil, NGL and gas commodity prices during 2004 and recent years. During 2004, the Company has also been affected by increasing costs, particularly the cost of steel and higher drilling and well servicing rig rates. World oil prices have increased in response to political unrest and supply disruptions in Iraq and Venezuela while North American gas prices have improved as supply and demand fundamentals have strengthened. Significant factors that will impact 2005 commodity prices include the final resolution of issues currently impacting Iraq and the Middle East in general, the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to continue to manage oil supply through export quotas and overall North American gas supply and demand fundamentals. To mitigate the impact of commodity price volatility on the Company's net asset value, Pioneer utilizes commodity hedge contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during the years ended December 31, 2004, 2003 and 2002 from the Company's hedging activities and the Company's open hedge positions at December 31, 2004.

     The Company. The Company's asset base is anchored by the Spraberry oil field located in West Texas, the Hugoton gas field located in Southwest Kansas, the Raton gas field located in southern Colorado and the West Panhandle gas field located in the Texas Panhandle. Complementing these areas, the Company has exploration and development opportunities and/or oil and gas production activities in the Gulf of Mexico, the onshore Gulf Coast area and in Alaska, and internationally in Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia. Combined, these assets create a portfolio of resources and opportunities that are well balanced among oil, NGLs and gas, and that are also well balanced between long-lived, dependable production and exploration and development opportunities. Additionally, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.

     The Company provides administrative, financial and management support to United States and foreign subsidiaries that explore for, develop and produce oil, NGL and gas reserves. Production operations are principally located domestically in Texas, Kansas, Colorado, Louisiana and the Gulf of Mexico, and internationally in Argentina, Canada, South Africa and Tunisia.

     Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGLs and gas through development drilling, production enhancement activities and acquisitions of producing properties while minimizing the controllable costs associated with the production activities. During the year ended December 31, 2004, the Company's average daily production, on a BOE basis, increased as a result of (i) gas production beginning in January 2004 from the Company's Harrier gas field in the deepwater Gulf of Mexico, (ii) oil production beginning in May 2004 from the Company's Devils Tower oil field in the deepwater Gulf of Mexico, (iii) gas production beginning in June 2004 from the Company's Raptor and Tomahawk gas fields in the deepwater Gulf of Mexico,
(iv) a full year of gas production from the Company's Falcon field in the deepwater Gulf of Mexico, (v) a full year of oil production from the Company's Adam field in Tunisia, (vi) a full year of oil production from the Company's Sable field offshore South Africa, (vii) increased production from Argentina and
(viii) fourth quarter production from the properties added in the Evergreen merger. These increases more than offset normal production declines. During the year ended December 31, 2003, the Company's average daily oil, NGL and gas production increased as a result of (i) a full year of gas production from the Company's Canyon Express gas project in the deepwater Gulf of Mexico, (ii) gas production beginning in March 2003 from the Company's Falcon gas field in the deepwater Gulf of Mexico, (iii) increased production from Argentina primarily resulting from the resumption of oil drilling activities in the third quarter of 2002, (iv) oil production beginning in May 2003 from the Company's Adam field in Tunisia and (v) oil production beginning in August 2003 from the Company's Sable field offshore South Africa. These increases more than offset normal production declines. During 2002, the Company's average daily oil, NGL and gas production decreased primarily due to normal production declines, reduced Argentine demand for gas, the Company's curtailment of Argentine drilling activities during the first half of 2002 and the December 2001 sale of the Company's Rycroft/Spirit River field in Canada. Production, price and cost information with respect to the Company's properties for each of the years ended December 31, 2004, 2003 and 2002 is set forth under "Item 2. Properties - Selected Oil and Gas Information - Production, Price and Cost Data".

     Drilling activities. The Company seeks to increase its oil and gas reserves, production and cash flow through exploratory and development drilling and by conducting other production enhancement activities, such as well recompletions. During the three years ended December 31, 2004, the Company drilled 1,035 gross (876.8 net) wells, 87 percent of which were successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $1.6 billion. During 2004, the Company drilled 423 gross (384.8 net) wells. The Company's current 2005 capital expenditure budget is expected to range from $900 million to $950 million. The Company has allocated the budgeted 2005 capital expenditures as follows: approximately 75 percent to development drilling and facility activities and the balance of approximately 25 percent to exploration activities.

     The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2004 include proved undeveloped reserves and proved developed reserves that are behind pipe of 161.1 MMBOE of oil and NGLs and 1,356.6 Bcf of gas. Development of these proved reserves will require future capital expenditures. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of proved reserves and unproved prospects provides attractive development and exploration opportunities for at least the next three to five years.

     Exploratory activities. The Company has devoted significant efforts and resources to hiring and developing a highly skilled exploration staff as well as acquiring and drilling a portfolio of exploration opportunities. The Company's commitment to exploration has resulted in significant discoveries, such as the 1998 Sable oil field discovery in South Africa; the 1999 Aconcagua, 2000 Devils Tower, 2001 Falcon and 2003 Harrier, Tomahawk and Raptor discoveries in the deepwater Gulf of Mexico; and the 2002 Borj El Khadra permit discovery in the Ghadames basin onshore Southern Tunisia. The Company currently anticipates that its 2005 exploration efforts will be approximately 25 percent of total 2005 capital expenditures and will be concentrated domestically in the Gulf of Mexico and Alaska, and internationally in Africa, Argentina and Canada. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1. Business - Risks Associated with Business Activities - Drilling activities" below.

     Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During the years ended December 31, 2004, 2003 and 2002, the Company expended $2.6 billion (including $2.5 billion associated with the Evergreen merger), $151.0 million and $195.5 million, respectively, of acquisition capital to purchase proved oil and gas properties, including additional interests in its existing assets, and to acquire new prospects for future exploitation and exploration activities. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's acquisitions during 2004, 2003 and 2002.

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

     Asset  divestitures.  The Company  regularly reviews its asset base for the purpose of identifying non-strategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of increasing financial flexibility through reduced debt levels.

     During the years ended December 31, 2004, 2003 and 2002, the Company's divestitures consisted of the early termination of derivative hedge contracts and the sales of oil and gas properties and other assets for net proceeds of $1.7 million, $35.7 million and $118.9 million, respectively, which resulted in net divestiture gains of $39 thousand, $1.3 million and $4.4 million, respectively. The net cash proceeds were primarily used to fund additions to oil and gas properties or to reduce the Company's outstanding indebtedness. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures.

     The Company anticipates that it will continue to sell non-strategic properties or other assets from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability.

Operations by Geographic Area

     The Company operates in one industry segment. During the three years ended December 31, 2004, the Company had oil and gas producing and development activities in the United States, Argentina, Canada, South Africa and Tunisia, and had exploration activities in the United States, Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia. See Note S of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for geographic operating segment information, including results of operations and segment assets.

Marketing of Production

     General. Production from the Company's properties is marketed using methods that are consistent with industry practices. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as the index or spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. In Argentina, the Company receives significantly lower prices for its production as a result of the Argentine government's imposed price limitations. See "Qualitative Disclosures" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of Argentine foreign currency, operations and price risk.

     Significant purchasers. During the year ended December 31, 2004, the Company's primary purchasers of oil, NGLs and gas were Williams Power Company, Inc. (12 percent), Occidental Energy Marketing, Inc. (six percent), ConocoPhillips (six percent), Enterprise Products Operating L.P. (five percent) and Plains Marketing LP (four percent). The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

     Hedging activities. The Company utilizes commodity derivative contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact on oil and gas revenues during the years ended December 31, 2004, 2003 and 2002 from the Company's commodity hedging activities and the Company's open commodity hedge positions at December 31, 2004.

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

     The Company currently owns or leases, and has in the past owned or leased, properties that for many years have been used for the exploration and production of oil and gas reserves. Although the Company has used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA and analogous state and foreign laws. Under such laws, the Company could be required to remove or remediate previously disposed wastes or property contamination or to perform remedial plugging operations to prevent future contamination.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention control plans, countermeasure plans and facility response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. OPA requires responsible parties to establish and maintain evidence of financial responsibility to cover removal costs and damages resulting from an oil spill. OPA calls for a financial responsibility of $35 million to cover pollution cleanup for offshore facilities. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. The Company does not believe that the OPA, CWA or related state laws are any more burdensome to it than they are to other similarly situated oil and gas companies.

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

     The Company employs an environmental director, regulatory manager and regulatory and environmental specialists charged with monitoring environmental and regulatory compliance. The Company performs an environmental review as part of the due diligence work on potential acquisitions. The Company is not aware of any material environmental legal proceedings pending against it or any material environmental liabilities to which it may be subject.

Risks Associated with Business Activities

     The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities.

     Commodity prices. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on oil and gas prices, which are affected by numerous factors beyond the Company's control. Oil and gas prices historically have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and goodwill and the recognition of deferred tax asset valuation allowances or an increase to the Company's deferred tax asset valuation allowances, depending on the Company's tax attributes in each country in which it has activities.

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

     Unproved properties. At December 31, 2004 and 2003, the Company carried unproved property costs of $470.4 million and $179.8 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.

     Acquisitions. Acquisitions of producing oil and gas properties have been a key element of the Company's growth. The Company's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas reserves on a profitable basis. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the costs to develop the reserves, the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and to assess possible environmental liabilities. All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope.

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

     Operation of natural gas processing plants. As of December 31, 2004, the Company owned interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating facilities. There are significant risks associated with the operation of natural gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or misoperation of a gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.

     Operating hazards and uninsured losses. The Company's operations are subject to all the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions, adverse weather effects and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of these risks, either because such insurance is not available or because of the high premium costs associated with obtaining such insurance.

     Environmental. The oil and gas business is subject to environmental hazards, such as oil spills, produced water spills, gas leaks and ruptures and discharges of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of federal, state and foreign laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to penalties, damages or other liabilities, and compliance may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business - Competition, Markets and Regulations - Environmental and health controls" above for additional discussion related to environmental risks.

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

     Debt restrictions and availability. The Company is a borrower under fixed term senior notes and variable rate credit facilities. The terms of the Company's borrowings under the senior notes and the credit facilities specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices, interest rates and competition for available debt financing. See Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt as of December 31, 2004 and the terms associated therewith.

     The Company's ability to obtain additional financing is also impacted by the Company's debt credit ratings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's debt credit ratings.

     Competition. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business - Competition, Markets and Regulations" above for additional discussion regarding competition.

     Government regulation. The Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business - Competition, Markets and Regulations" above for additional discussion regarding government regulation.

     International operations. At December 31, 2004, approximately 15 percent of the Company's proved reserves of oil, NGLs and gas were located outside the United States (12 percent in Argentina, two percent in Canada and one percent in Africa). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be denominated. To the extent that the Company is involved in international activities, changes in exchange rates may adversely affect the Company's future results of operations and financial condition. See "Critical Accounting Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Qualitative Disclosures" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information specific to Argentina's economic and political situation.

     Estimates of reserves and future net revenues. Numerous uncertainties exist in estimating quantities of proved reserves and future net revenues therefrom. The estimates of proved reserves and related future net revenues set forth in this Report are based on various assumptions, which may ultimately prove to be inaccurate.

     Petroleum engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, including the following:

     o historical production from the area compared with production from other producing areas,
     o   the quality and quantity of available data,
     o   the interpretation of that data,
     o   the assumed effects of regulations by governmental agencies,
     o   assumptions concerning future oil and gas prices and
     o assumptions concerning future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs.

     Because all reserve estimates are to some degree subjective, each of the following items may differ materially from those assumed in estimating reserves:

     o   the quantities of oil and gas that are ultimately recovered,
     o   the production and operating costs incurred,
     o   the amount and timing of future development expenditures and
     o   future oil and gas sales prices.

     Furthermore, different reserve engineers may make different estimates of reserves and cash flows based on the same available data. The Company's actual production, revenues and expenditures with respect to reserves will likely be different from estimates and the difference may be material.

     As required by the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

     o   the amount and timing of actual production,
     o   supply and demand of oil and gas,
     o   increases or decreases in consumption and
     o   changes in governmental regulations or taxation.

     The Company reports all proved reserves held under production sharing arrangements and concessions utilizing the "economic interest" method, which excludes the host country's share of proved reserves. Estimated quantities of production sharing arrangements reported under the "economic interest" method are subject to fluctuations in the price of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices.

     Standardized Measure is a reporting convention that provides a common basis for comparing oil and gas companies subject to the rules and regulations of the SEC. It requires the use of oil and gas spot prices prevailing as of the date of computation. Consequently, it may not reflect the prices ordinarily received or that will be received for oil and gas production because of seasonal price fluctuations or other varying market conditions. Standardized Measures as of any date are not necessarily indicative of future results of operations. Accordingly, estimates included herein of future net revenues may be materially different from the net revenues that are ultimately received. Therefore, the estimates of discounted future net cash flows or Standardized Measure in this Report should not be construed as accurate estimates of the current market value of the Company's proved reserves.

ITEM 2.     PROPERTIES

     The information included in this Report about the Company's oil, NGL and gas reserves as of December 31, 2004 and 2003 was based on reserve reports audited by Netherland, Sewell & Associates, Inc. ("NSA") for the Company's major properties in the United States, Argentina, Canada and South Africa and reserve reports prepared by the Company's engineers for all other properties. The reserve audits conducted by NSA in aggregate represented 88 percent and 87 percent of the Company's estimated proved quantities of reserves as of December 31, 2004 and 2003, respectively. The information included in this Report about the Company's oil, NGL and gas reserves as of December 31, 2002 was, in part, based on reserve reports audited by independent petroleum engineers and reserve reports prepared by the Company's engineers. These reserve audits conducted represented 71 percent of the Company's estimated proved quantities of reserves as of December 31, 2002.

     The Company did not provide estimates of total proved oil and gas reserves during the years ended December 31, 2004, 2003 or 2002 to any federal authority or agency, other than the SEC. The Company's reserve estimates do not include any probable or possible reserves.

Proved Reserves

     The  Company's  proved  reserves  totaled 1.0 billion BOE,  789.1 MMBOE and
736.7 MMBOE at December 31, 2004, 2003 and 2002, respectively, representing $6.6 billion, $4.6 billion and $4.1 billion, respectively, of Standardized Measure or $9.1 billion, $6.0 billion and $5.1 billion, respectively, on a pre-tax basis. The 30 percent and 45 percent increases in proved reserve volumes and Standardized Measure, respectively, during 2004 were primarily due to:

     o   Evergreen merger - 262.2 MMBOE,
     o   other 2004 acquisitions - 16.0 MMBOE,
     o   extensions and discoveries in:
         -   Argentina - 25.8 MMBOE,
         -   United States - 10.5 MMBOE,
         -   Canada - 2.3 MMBOE and
         -   Africa - .5 MMBOE,
     o   negative revisions of 14.3 MMBOE primarily due to:
         - 16.6 MMBOE due to the cancellation of the Gabon project as a result of increasing costs,
         - negative well performance in the Portezuelo Oeste gas field in Argentina, offset by
         - increased commodity prices extending the estimated economic life of various properties,
     o   production (including field fuel) during 2004 of 68.7 MMBOE and
     o   divestitures of 1.1 MMBOE.

     The seven percent and 11 percent increases in proved reserve volumes and Standardized Measure, respectively, during 2003 were primarily due to two core area acquisitions, discoveries in Gabon, the deepwater Gulf of Mexico and Tunisia and positive reserve revisions due to increased commodity prices extending the estimated economic life of various properties, increased recoverable reserve estimates based on well performance and the addition of reserves resulting from the Company's expanded development drilling program. Partially offsetting these reserve additions was 2003 production of 56.5 MMBOE, including field fuel.

     On a BOE basis, 65 percent of the Company's total proved reserves at December 31, 2004 were proved developed reserves. Based on reserve information as of December 31, 2004, and using the Company's production information for the year then ended, the reserve-to-production ratio associated with the Company's proved reserves was 15 years on a BOE basis. The following table provides information regarding the Company's proved reserves and average daily sales volumes by geographic area as of and for the year ended December 31, 2004:

           PROVED OIL AND GAS RESERVES AND AVERAGE DAILY SALES VOLUMES

                                                                                   2004 Average Daily
                        Proved Reserves as of December 31, 2004 (a)                 Sales Volumes (b)
                     -------------------------------------------------     ----------------------------------
                       Oil                               Standardardized     Oil
                      & NGLs        Gas                      Measure        & NGLs        Gas
                      (MBbls)      (MMcf)        MBOE     (in thousands)    (Bbls)       (Mcf)         BOE
                     ---------    ---------   ----------   -----------     --------    ---------    ---------
United States.....     363,257    3,000,335      863,313   $ 5,581,303       46,375      521,839     133,349
Argentina.........      33,168      560,374      126,564       647,292       10,080      121,654      30,356
Canada............       4,095      119,869       24,073       276,467        1,054       41,867       8,031
Africa............       8,271          -          8,271       138,013       11,676          -        11,676
                     ---------    ---------   ----------    ----------     --------    ---------    --------
Total.............     408,791    3,680,578    1,022,221   $ 6,643,075       69,185      685,360     183,412
                     =========    =========   ==========    ==========     ========    =========    ========

----------------
(a) The gas reserves contain 271.7 Bcf of gas that will be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point.
(b) The 2004 average daily sales volumes (i) do not include the field fuel produced, which averaged 4,374 BOE per day and (ii) were calculated using a 366-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

     The following table represents the estimated timing and cash flows of developing the Company's proved undeveloped reserves as of December 31, 2004:

                                       Estimated
                                         Future        Future          Future        Future
                                       Production       Cash         Production    Development    Future Net
Years Ended December 31,                 (MBOE)        Inflows          Costs         Costs       Cash Flows
                                       ----------    -----------    -----------    -----------    ----------
                                                                  ($ in thousands)
2005...............................        8,534     $   240,171     $   28,271     $  394,289    $ (182,389)
2006...............................       20,625         569,708         70,596        347,878       151,234
2007...............................       21,801         616,401         87,791        214,855       313,755
2008...............................       22,120         613,047         90,579        183,546       338,922
2009...............................       22,716         595,765         95,363        161,118       339,284
Thereafter.........................      257,752       8,085,106      2,133,005        204,888     5,747,213
                                       ---------      ----------      ---------      ---------     ---------
                                         353,548     $10,720,198     $2,505,605     $1,506,574    $6,708,019
                                       =========      ==========      =========      =========     =========

Description of Properties

     As of December 31, 2004, the Company has production, development and/or exploration operations in the United States, Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia.

     Domestic. The Company's domestic operations are located in the Permian Basin, Mid-Continent, Rocky Mountains, Alaska, Gulf of Mexico and onshore Gulf Coast areas of the United States. Approximately 75 percent of the Company's domestic proved reserves at December 31, 2004 are located in the Spraberry, Hugoton, West Panhandle and Raton fields. These mature fields generate substantial operating cash flow and some have a large portfolio of low risk infill drilling opportunities. The cash flows generated from these fields provide funding for the Company's other development and exploration activities both domestically and internationally. During the year ended December 31, 2004, the Company expended $2.9 billion in domestic acquisition, exploration and development drilling activities, $2.5 billion of which related to the Evergreen merger. The Company has budgeted approximately $700 million for domestic exploration and development drilling expenditures for 2005.

     Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas is produced primarily from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. Recently, the Company has been adding the Wolfcamp formation at depths ranging from 9,300 feet to 10,300 feet to selected wells with successful results. The center of the Spraberry field was unitized in the late 1950s and early 1960s by the major oil companies; however, until the late 1980s there was very limited development activity in the field. The Company believes the area offers excellent opportunities to enhance oil and gas reserves because of the numerous undeveloped infill drilling locations, many of which are reflected in the Company's proved undeveloped reserves, and the ability to reduce operating expenses through economies of scale.

     During the year ended December 31, 2004, the Company placed 104 Spraberry wells on production and had 16 wells in progress as of December 31, 2004. The Company plans to drill approximately 150 development wells in the Spraberry field during 2005.

     Hugoton field. The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. The gas is produced from the Chase and Council Grove formations at depths ranging from 2,700 feet to 3,000 feet. The Company's gas in the Hugoton field has an average energy content of 1,025 Btu. The Company's Hugoton properties are located on approximately 257,000 gross acres (237,000 net acres), covering approximately 400 square miles. The Company has working interests in approximately 1,200 wells in the Hugoton field, about 1,000 of which it operates, and partial royalty interests in approximately 500 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and NGL production.

     The Company's Hugoton operated wells are capable of producing approximately
90.5 MMcf of wet gas per day (i.e., gas production at the wellhead before processing or field fuel use and before reduction for royalties), although actual production in the Hugoton field is limited by allowables set by state regulators. The Company estimates that it and other major producers in the Hugoton field produced at or near capacity during the year ended December 31, 2004. During 2004, the Company placed 17 development wells on production and had one well in progress as of December 31, 2004. The plans for 2005 include drilling approximately 18 development wells and one potential new horizontal well.

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

     West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas where initial production commenced in 1918. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas in the West Panhandle field has an average energy content of 1,300 Btu and is produced from approximately 600 wells on more than 250,000 gross acres covering over 375 square miles. The Company controls 100 percent of the wells, production equipment, gathering system and gas processing plant for the field.

     During the year ended December 31, 2004, the Company placed 78 development wells on production and drilled three development wells and two extension wells which were determined to be unsuccessful. The West Panhandle field had 11 development wells in progress as of December 31, 2004. The Company plans to drill approximately 90 wells in the West Panhandle field during 2005.

     Rocky Mountain area. The Company is one of the leading U.S. producers of coal bed methane ("CBM") with the Raton, Piceance and Uinta Basin assets acquired from Evergreen which are situated in Colorado and Utah. Exploration for CBM in the Raton Basin began in the late 1970s and continued through the late 1980s, with several companies drilling and testing more than 100 wells during this period. The absence of a pipeline to transport gas from the Raton Basin prevented full scale development until January 1995, when Colorado Interstate Gas Company completed the construction of the Picketwire lateral. The Company owns approximately 385,000 gross acres in the center of the Raton Basin with current production from coal seams of the Vermejo and Raton formations. The Company also owns approximately 171,000 acres covering highly prospective regions of the Piceance and Uinta Basins. Currently, production is established from various tight sandstone, coal and shale formations. The Company has approximately 1,300 wells in these fields with an average daily gross measured production of 191 MMcf. In the fourth quarter of 2004, the Company placed 49 development wells on production and drilled two successful extension wells. Plans for 2005 include the drilling of approximately 300 development wells and 20 extension wells to establish additional prospective areas and reserves.

     Gulf of Mexico area. In the Gulf of Mexico, the Company is focused on reserve and production growth through a portfolio of shelf and deepwater development projects, high-impact, higher-risk deepwater exploration drilling, shelf exploration drilling and exploitation opportunities inherent in the properties the Company currently has producing on the shelf.

     In the deepwater Gulf of Mexico, the Company has three major projects, all of which were producing or capable of producing at December 31, 2004:

       o Canyon Express - The Canyon Express project is a joint development of three deepwater Gulf of Mexico gas discoveries, including the Company's TotalFinaElf-operated Aconcagua and Marathon-operated Camden Hills fields, where the Company holds 37.5 percent and 33.3 percent working interests, respectively. The Company participated in the discovery of the Aconcagua gas field in 1999 during the early stages of building its exploration program and later added Camden Hills to its portfolio to enhance its ownership in the project. The Canyon Express project was approved for development in June 2000 and reached first production in September 2002. The Canyon Express gathering system is the first in the area and provides the Company and its partners with the opportunity to collect gathering and handling revenues from the use of the system by any future discoveries in the area. The Company has plans to drill and complete an additional development well at Aconcagua during 2005.

       o Falcon Corridor - The Falcon Corridor project started with the Company's Falcon field discovery during 2001, followed by the 2003 Harrier, Raptor and Tomahawk discoveries. The Company owned a 45 percent working interest in the initial Falcon discovery and surrounding areas. During 2002, the Company purchased an additional 30 percent working interest in the project and became the operator. During 2003, the Company acquired the remaining 25 percent working interest in the project and established first Falcon production during March 2003.

              In the first quarter of 2003, the Company drilled its Harrier discovery, which was completed as a one-well subsea tie-back to the Falcon field facilities and placed on production in January 2004. In addition, during the third quarter of 2003, the Company successfully drilled the Tomahawk and Raptor prospects, which were also developed as single-well subsea tie-backs to the Falcon field facilities and placed on production in June 2004. To accommodate the incremental production from Harrier, Tomahawk and Raptor, as well as potential throughput associated with additional planned exploration, an additional parallel pipeline connecting the Falcon field to the Falcon Nest platform on the Gulf of Mexico shelf was added, doubling its capacity. In early September 2004, the Company shut in production from the Harrier field as a result of early water encroachment. The Company initiated a sidetrack well in late September to access an adjacent fault block in the field which was successful, encountering over 400 feet of gas-bearing sand. In order to capture the maximum reserves from the Raptor and Tomahawk fields, the Company delayed production from the Harrier sidetrack until the Tomahawk field was fully depleted in December 2004. Once the Harrier sidetrack was placed on production, the Falcon field production rate was reduced to continue to allow Raptor to fully deplete. Raptor is anticipated to be depleted during the first half of 2005, at which time production from Falcon will be increased. The Company operates all of the producing fields in the

              Falcon Corridor. Sidetrack operations are being evaluated for the Raptor field in 2005 to further increase reserve recovery. In addition, the Company plans to drill one or two Falcon Corridor exploration prospects during the first half of 2005.

       o Devils Tower Area - The Dominion-operated Devils Tower development project was sanctioned in 2001 as a spar development project with the owners leasing a spar from a third party for the life of the field. The spar has slots for eight dry tree wells and up to four subsea tie-back risers and is capable of handling 60 MBbls of oil per day and 60 MMcf of gas per day. Three Devils Tower wells were completed and placed on production prior to being shut-in during mid-September due to Hurricane Ivan. The Devils Tower spar sustained significant damage during Hurricane Ivan, and production from the three wells did not resume until late October 2004. A fourth well began producing at the end of November. The damage to the platform rig sustained during Hurricane Ivan delayed completion activities related to the four additional wells previously drilled to develop the field. Rig repairs took 120 days, and completion activities for continued field development began late in January 2005. Pioneer maintains business interruption insurance and has filed a claim related to four wells that were expected to be completed but were delayed due to the effects of the hurricane. In the fourth quarter of 2004, the Company recorded approximately $7.5 million of estimated business interruption recovery related to its estimated 2004 production loss and should have additional insurance recoveries associated with 2005 operational impact from Hurricane Ivan. In addition, three subsea tie-back wells in the Goldfinger and Triton satellite discoveries in the Devils Tower area are expected to be jointly tied back to the Devils Tower spar with first production expected in late 2005. Production is expected to continue to increase as additional wells are individually completed from the spar over the next six months. The Company holds a 25 percent working interest in each of the above projects.

     In addition to the development and exploration projects in the deepwater Gulf of Mexico described above, the Company participated in three subsalt deepwater prospects during the first half of 2004, of which one well was successful and two were noncommercial. A sidetrack well in the Dominion-operated Thunder Hawk discovery at Mississippi Canyon Block 734 encountered in excess of 300 feet of net oil pay in two high-quality reservoir zones. Murphy Exploration and Production Company is now the operator and has commenced drilling an additional well to further delineate the field. The Company owns a 12.5 percent working interest in the discovery. The Company also anticipates drilling an appraisal well during 2005 on its 2002 Ozona Deep discovery.

     During January 2003, the Company announced a joint exploration agreement with Woodside Energy (USA), Inc. ("Woodside"), a subsidiary of Woodside Energy Ltd. of Australia, for a two-year drilling program over the shallow-water Texas shelf region of the Gulf of Mexico. Under the agreement, Woodside acquired a 50 percent working interest in 47 offshore exploration blocks operated by the Company. The agreement covers eight prospects and 19 leads and included five exploratory wells originally scheduled to be drilled in 2003 and three in 2004. Most of the wells to be drilled under the agreement target gas plays below 15,000 feet. The first three wells under this joint agreement were unsuccessful. The fourth well, Midway, encountered 30 feet of net gas pay and is expected to be tied back to an existing production platform with first production anticipated during the second quarter of 2005. Three other intervals with an additional 60 feet of gas bearing sands were also encountered and will require additional analysis to determine future commercial potential. The Company has a
37.5 percent working interest in this well. The fifth well that was originally scheduled to be drilled in 2003 and the three wells originally scheduled to be drilled in 2004 under the agreement, which has been extended for one additional year, were mutually agreed to be deferred until more technical work can be performed on the prospects by both companies. Additionally, the Company and Woodside are evaluating shallower gas prospects on the Gulf of Mexico shelf for possible inclusion in the 2005 drilling program.

     Onshore Gulf Coast area. The Company has focused its drilling efforts in this area on the Pawnee field in the Edwards Reef trend in South Texas. The Company placed 10 development wells and two extension wells on production at Pawnee during 2004 and had two development wells and one extension well in progress at year end. The Company plans to drill approximately 12 wells in this area during 2005.

     Alaska area. The Company spent $34.7 million of acquisition and seismic capital during 2004 to add to its leasehold position and expand its North Slope seismic data coverage. In June 2004, Pioneer announced that it agreed to a joint exploration program in the National Petroleum Reserve-Alaska ("NPR-A") located on the North Slope with ConocoPhillips and Anadarko Petroleum Corporation. At the federal lease sale held in June 2004, P ioneer was the high co-bidder on 63 tracts covering approximately 717,000 acres in the NPR-A Northwest Planning Area. Pioneer will participate with a 20 percent to 30 percent working interest in the acreage operated by ConocoPhillips. Pioneer also acquired a 20 percent interest in 167,000 total acres in the adjacent NPR-A Northeast Planning Area and in federal offshore blocks, including seismic and geologic data. In December 2004, Pioneer signed an exploration agreement with ConocoPhillips and Anadarko acquiring a 20 percent interest in approximately 452,000 additional acres and gaining the rights to extensive seismic and geologic data in the NPR-A Northeast Planning Area. Pioneer expects to participate in a multi-year exploration program within NPR-A and anticipates that two exploration wells will be drilled during the first half of 2005.

     During the first quarter of 2005, Pioneer will also participate with a 40 percent working interest in an exploration well to evaluate the Kerr-McGee Corporation - Tuvaaq prospect. In addition, Pioneer holds a 50 percent working interest in a 130,000-acre position adjacent to and south of the giant Prudhoe Bay and Kuparuk Units and has a new 3-D seismic survey underway for completion during the first quarter of 2005.

     During 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. Associated therewith, the Company drilled three exploratory wells during 2003 to test a possible extension of the productive sands in the Kuparuk River field into the shallow waters offshore. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil-bearing Jurassic-aged sands, and the first well flowed at a rate of approximately 1,300 barrels per day. In January 2004, the Company farmed-into a large acreage block to the southwest of the Company's discovery. In the fourth quarter of 2004, Pioneer completed an extensive technical and economic evaluation of the resource potential within this area. As a result of this evaluation, the Company is performing front-end engineering and permitting activities to further define the scope of the project. If the additional work confirms favorable development economics, Pioneer will seek to obtain regulatory approval to develop the field in 2006 targeting first oil in 2008.

     International. The Company's international operations are located in the Neuquen and Austral Basins areas of Argentina, the Chinchaga, Martin Creek, Lookout Butte and Carbon areas of Canada, the Sable oil field offshore South Africa and in southern Tunisia. Additionally, the Company has other development and exploration activities in the shallow waters offshore South Africa and oil development and exploration activities in Tunisia. As of December 31, 2004, approximately 12 percent, two percent and one percent of the Company's proved reserves are located in Argentina, Canada and Africa, respectively.

     Argentina. The Company's Argentine production during the year ended December 31, 2004 averaged 30.4 MBOE per day, or approximately 17 percent of the Company's equivalent production. The Company's operated production in Argentina is concentrated in the Neuquen Basin which is located about 925 miles southwest of Buenos Aires and to the east of the Andes Mountains. Oil and gas are produced primarily from the Al Norte de la Dorsal, the Al Sur de la Dorsal, the Dadin, the Loma Negra - Ni, the Dos Hermanas, the Anticlinal Campamento and the Estacion Fernandez Oro blocks, each of which the Company has a 100 percent working interest. Most of the gas produced from these blocks is processed in the Company's Loma Negra gas processing plant. The Company also operates and has a 50 percent working interest in the Lago Fuego field which is located in Tierra del Fuego, an island in the extreme southern portion of Argentina, approximately 1,500 miles south of Buenos Aires.

     Most of the Company's non-operated production in Argentina is located in Tierra del Fuego where oil, gas and NGLs are produced from six separate fields in which the Company has a 35 percent working interest. The Company also has a
14.4 percent working interest in the Confluencia field which is located in the Neuquen Basin.

     During the year ended December 31, 2004, the Company expended $102.5 million on Argentine development and exploration activities. The Company drilled 44 development wells and 31 extension/exploratory wells, of which 43 development wells and 21 extension/exploratory wells were successful. During 2004, the Company shot seismic covering approximately 330,000 acres. The Company plans to be more active in Argentina in 2005 with $133 million budgeted for oil and gas development and exploration activities.

     Canada. The Company's Canadian producing properties are located primarily in Alberta and British Columbia, Canada. Production during the year ended December 31, 2004 averaged 8.0 MBOE per day, or approximately four percent of the Company's equivalent production. The Company continues to focus its traditional conventional development, exploration and acquisition activities in the core areas of northeast British Columbia and southern Alberta while expanding these activities to include a CBM focus in southern Alberta. The Canadian assets are geographically concentrated, predominately shallow gas and primarily operated by the Company in the following areas: Chinchaga, Martin Creek, Lookout Butte and Carbon.

     Production from the Chinchaga area of northeast British Columbia is relatively dry gas from formation depths averaging 3,400 feet. In the Martin Creek area of British Columbia the production is relatively dry gas from various reservoirs ranging from 3,700 to 4,300 feet. The Lookout Butte area in southwest Alberta produces gas and condensate from the Mississippian Turner Valley formation at approximately 12,000 feet. The Carbon area in south central Alberta produces gas, CBM, condensate and minor oil from Cretaceous to Devonian formations at depths ranging from 400 to 6,500 feet.

     During the year ended December 31, 2004, the Company expended $120.6 million (approximately $56.4 million associated with the Evergreen merger) on Canadian exploration, development and acquisition activities. The Company drilled three development wells and 51 exploratory/extension wells, primarily in the Chinchaga, Martin Creek and Carbon areas, of which all three developments wells and 27 exploratory/extension wells were successful. The majority of these wells were drilled in the Chinchaga and Martin Creek areas during the first quarter of 2004 as these areas are only accessible for drilling during the winter months. The remainder of these wells were drilled during the summer and fall in the Carbon area that is accessible for operations throughout the year. The Company plans to spend approximately $60 million on oil, gas and CBM development and exploration opportunities in Canada during 2005.

     The Company  previously  announced  its  intention  to divest of its Martin
Creek and Lookout Butte assets in 2005. The expectation is that sales proceeds will exceed $100 million based on today's commodity price environment, however, no assurance can be given that purchasers will bid for these assets at prices that are acceptable to the Company.

     Africa. In Africa, the Company has entered into agreements to explore for oil and gas in South Africa, Equatorial Guinea, Gabon and Tunisia. The amended South African agreements cover over five million acres along the southern coast of South Africa, generally in water depths less than 650 feet. The Gabon agreement covers 313,937 acres off the coast of Gabon, generally in water depths less than 100 feet. The Tunisian agreements can be separated into three categories: (i) three permits covering 2.9 million acres which the Company operates with an average 55 percent working interest, (ii) the Anadarko-operated Anaguid and Jenein Nord permits covering over 1.5 million acres in which the Company has a 45 percent working interest and (iii) the ENI-operated Adam Concession and Borj El Khadra permit covering 212,420 acres and 969,755 acres, respectively, in which the Company has a 28 percent and 40 percent working interest, respectively. All permits are onshore southern Tunisia. During the year ended December 31, 2004, the Company expended $74.9 million of acquisition, development and exploration drilling and seismic capital in South Africa, Gabon, Equatorial Guinea, Tunisia and other prospective areas.

     South Africa. The Company spent $9.5 million of capital associated with its Petro SA-operated Sable oil field. The Sable oil field began producing in August 2003. The Company has a 40 percent working interest in the Sable field. In 2005, the Company currently plans to spend approximately $1 million in South Africa for production enhancement opportunities at Sable.

     In 2005, the Company expects its South African gas project to be sanctioned by all parties. If approved, this project will allow the Company to sell its gas from the Sable field and provide commercialization opportunities for previous gas discoveries.

     Equatorial Guinea. The Company spent $13.0 million of acquisition and drilling capital during 2004 to acquire a 50 percent working interest in 244,881 acres of Block H offshore Equatorial Guinea. The Bravo 1 well was drilled in June 2004 and determined to be noncommercial. The Company has several other prospects on the block that are being evaluated for future drilling, one of which is expected to be drilled during 2005.

     Gabon. The Company spent $20.7 million of capital during 2004 to drill five exploration wells, one of which was initially evaluated as successful in extending the planned development area to the south. The remaining four wells were unsuccessful. Despite the successful extension well, in October 2004, the Company canceled the development of the Olowi field due to a substantial increase in projected development costs which resulted in the project not offering competitive returns. The Company's current Gabonese permit expires in April 2005. The Company has verbally requested an extension to the permit to allow more time for the Company to determine the best manner to exit Gabon, however, no assurance can be given that such extension will be granted. In 2004, the Company recognized an impairment charge of approximately $39.7 million.

     Tunisia. The Company spent $17.0 million of acquisition, drilling and seismic capital during the year ended December 31, 2004 primarily to drill one successful development well in its Adam oil field, one successful development well in its Hawa oil field and one successful exploratory well in its Dalia oil field, all within the ENI-operated Adam Concession. Production from the Adam Concession began in May 2003. The capital budget for Tunisia in 2005 of approximately $24 million includes an exploration well in the Adam concession, one exploration well on the Company-operated El Hamra permit and two appraisal wells on the Anaguid permit.

Selected Oil and Gas Information

     The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2004, 2003 and 2002. Because of normal production declines, increased or decreased drilling activities and the effects of past and future acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

     Production, price and cost data. The following table sets forth production, price and cost data with respect to the Company's properties for the years ended December 31, 2004, 2003 and 2002:

                         PRODUCTION, PRICE AND COST DATA

                                                                   Year Ended December 31,
                 -------------------------------------------------------------------------------------------------------------------
                                  2004                                        2003                              2002
                 ------------------------------------- ------------------------------------------ ----------------------------------
                 United                                 United                                    United
                 States Argentina Canada Africa  Total  States  Argentina Canada  Africa  Total   States  Argentina Canada   Total
                 ------ --------- ------ ------ ------- ------- --------- ------- ------ -------- ------- --------- ------- --------
Production
information:
 Annual sales
 volumes:
  Oil (MBbls)...  9,750    3,123      50  4,274  17,197   8,952    3,171      40     723   12,886   8,555    2,914       45   11,514
  NGLs (MBbls)..  7,224      566     336    -     8,126   7,423      481     331     -      8,235   7,487      254      345    8,086
  Gas (MMcf)....190,994   44,525  15,323    -   250,842 154,400   34,357  15,209     -    203,966  77,199   28,550   17,653  123,402
  Total (MBOE).. 48,806   11,110   2,939  4,274  67,129  42,108    9,378   2,906     723   55,115  28,908    7,926    3,333   40,167
Average daily
sales volumes:
 Oil (Bbls).... 26,637    8,534      137 11,676  46,984  24,525    8,687     111   1,981   35,304  23,437    7,984      124   31,545
 NGLs (Bbls)... 19,738    1,546      917    -    22,201  20,338    1,318     906     -     22,562  20,512      696      946   22,154
 Gas (Mcf).....521,839  121,654   41,867    -   685,360 423,013   94,128  41,669     -    558,810 211,502   78,220   48,365  338,087
 Total (BOE)...133,349   30,356    8,031 11,676 183,412 115,364   25,694   7,962   1,981  151,001  79,201   21,716    9,131  110,048
Average prices,
including hedge
results:
 Oil (per Bbl).$ 29.41  $ 28.06  $ 44.83 $38.12 $ 31.38 $ 25.25  $ 25.62  $29.10  $29.52  $ 25.59  $23.66  $ 20.63   $22.26 $  22.89
 NGLs (per
  Bbl).........$ 25.07  $ 29.91  $ 30.87 $  -   $ 25.65 $ 19.04  $ 22.85  $24.80  $  -    $ 19.50  $13.77  $ 14.56   $16.77 $  13.92
 Gas (per Mcf).$  5.15  $   .66  $  4.64 $  -   $  4.33 $  4.47  $   .56  $ 4.93  $  -    $  3.84  $ 3.16  $   .48   $ 3.41 $   2.58
 Revenue (per
  BOE).........$ 29.75  $ 12.07  $ 28.49 $38.12 $ 27.30 $ 25.10  $ 11.87  $29.05  $29.52  $ 23.11  $19.01  $  9.79   $20.12 $  17.29
Average prices,
excluding hedge
results:
 Oil (per Bbl).$ 39.59  $ 29.82  $ 44.83 $38.71 $ 37.61 $ 29.58  $ 26.31  $29.10  $30.07  $ 28.80  $23.85  $ 20.33   $22.26 $  22.95
 NGLs (per
  Bbl).........$ 25.07  $ 29.91  $ 30.87 $  -   $ 25.65 $ 19.04  $ 22.85  $24.80  $  -    $ 19.50  $13.77  $ 14.56   $16.77 $  13.92
 Gas (per Mcf).$  5.72  $   .66  $  5.75 $  -   $  4.83 $  4.92  $   .56  $ 5.30  $  -    $  4.25  $ 3.01  $   .48   $ 3.32 $   2.52
 Revenue (per
    BOE).......$ 34.01  $ 12.56  $ 31.89 $38.71 $ 30.77 $ 27.69  $ 12.10  $30.98  $30.07  $ 25.24  $18.66  $  9.68   $19.63 $  16.97
 Average costs
  (per BOE):
   Production costs:
    Lease
     operating.$  3.45  $  2.75  $  9.69 $ 7.37 $  3.86 $  3.20  $  2.57  $ 9.49  $ 3.87  $  3.42  $ 3.42  $  1.61   $ 7.50 $   3.40
   Taxes:
    Ad valorem.    .58      -        -      -       .42     .53      -       -       -        .41     .78      -        -        .56
    Production.    .83      .23      -      -       .64     .79      .20     -       .12      .64     .74      .13      -        .56
  Workover.....    .25      .01      .95    -       .23     .16      .01     .43     -        .15     .29      .01      .59      .26
                ------   ------   ------  -----  ------  ------    -----   -----   -----   ------   -----   ------    -----   ------
     Total.....$  5.11  $  2.99  $ 10.64 $ 7.37 $  5.15 $  4.68  $  2.78  $ 9.92  $ 3.99  $  4.62  $ 5.23  $  1.75   $ 8.09 $   4.78
                ======   ======   ======  =====  ======  ======   ======   =====   =====   ======   =====   ======    =====  =======
 Depletion
 expense.......$  8.61  $  5.56  $ 10.93 $11.19 $  8.37 $  7.08  $  4.96  $ 9.98  $10.69  $  6.92  $ 4.85  $  5.00   $ 8.36 $   5.17
                ======   ======   ======  =====  ======  ======   ======   =====   =====   ======   =====   ======    =====  =======

---------------------------------------------------------------------------------
o These amounts represent the Company's historical results from operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years.
o During 2004, the Company changed its treatment of field fuel, which is gas consumed to operate field equipment, to exclude the field fuel gas from sales volumes, oil and gas revenues and production costs. In prior years, the field fuel gas was included in sales volumes, oil and gas revenues and production costs. The prior period amounts have been adjusted to reflect the Company's current treatment of field fuel. Accordingly, the gas sales volumes above represent gas available for sale. These amounts will not agree to the reserve volume tables in the "Unaudited Supplemental Data"
     section  included in  "Item 8.  Financial  Statements and Supplemenal Data"
     because  field  fuel  volumes are  included in  production  volumes  in the
     reserve volume  tables.   See  Note B of  Notes to  Consolidated  Financial
     Statements included in "Item 8. Financial Statements and Supplemental Data" for additional discussion.
o    During   2004,   the  Company   changed  its   treatment  of  Canadian  gas
     transportation costs to include these costs as a component of oil and gas production costs. In prior years, transportation costs were recorded as a reduction to oil and gas revenues. The prior period amounts have been adjusted to reflect the Company's current treatment of Canadian gas transportation costs. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data" for additional discussion.
o The Company's lower average prices received for its Argentine commodities, as compared to the prices received in other countries, is due to price limitations imposed by the Argentine government in an effort to keep fuel and energy prices for Argentine consumers at pre-devaluation levels. These limitations have kept the prices received for oil and gas sales in Argentina well below world market levels. Beginning in 2004, the government has allowed gas prices to increase gradually over time, but other than those specific increases already established for gas prices in 2005, no specific predictions can be made about the future of oil or gas prices in Argentina. See "Qualitative Disclosures" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of Argentine foreign currency, operations and price risk.
--------------------------------------------------------------------------------

     Productive wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2004, 2003 and 2002:

                              PRODUCTIVE WELLS (a)

                                      Gross Productive Wells             Net Productive Wells
                                  -----------------------------      -----------------------------
                                     Oil       Gas       Total         Oil       Gas       Total
                                  -------    -------    -------      -------   -------    --------
As of December 31, 2004:
   United States...............     3,999      3,990      7,989        3,288     3,563      6,851
   Argentina...................       744        226        970          607       168        775
   Canada......................        38        489        527           25       358        383
   Africa......................         9        -            9            3       -            3
                                  -------    -------    -------      -------   -------    -------
      Total....................     4,790      4,705      9,495        3,923     4,089      8,012
                                  =======    =======    =======      =======   =======    =======
As of December 31, 2003:
   United States...............     3,691      2,012      5,703        2,978     1,907      4,885
   Argentina...................       669        194        863          539       141        680
   Canada......................         4        268        272            4       210        214
   Africa......................         7        -            7            2       -            2
                                  -------    -------    -------      -------   -------    -------
      Total....................     4,371      2,474      6,845        3,523     2,258      5,781
                                  =======    =======    =======      =======   =======    =======
As of December 31, 2002:
   United States...............     3,448      1,952      5,400        2,745     1,855      4,600
   Argentina...................       694        208        902          534       142        676
   Canada......................         1        246        247            1       197        198
   Africa......................         5        -            5            2       -            2
                                  -------    -------    -------      -------   -------    -------
      Total....................     4,148      2,406      6,554        3,282     2,194      5,476
                                  =======    =======    =======      =======   =======    =======

---------------
(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. If any well in which one of the multiple completions is an oil completion, then the well is classified as an oil well. As of December 31, 2004, the Company owned interests in 335 gross wells containing multiple completions.

     Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2004:

                                LEASEHOLD ACREAGE

                                    Developed Acreage           Undeveloped Acreage
                                -------------------------     -------------------------    Royalty
                                Gross Acres    Net Acres      Gross Acres     Net Acres     Acreage
                                -----------    ----------     -----------    ----------    ---------
  United States:
     Onshore................     1,340,476     1,148,765         458,955        349,065      286,048
     Offshore...............       114,573        53,078       2,122,351      1,130,895       10,500
                                ----------    ----------      ----------     ----------    ---------
                                 1,455,049     1,201,843       2,581,306      1,479,960      296,548
  Argentina.................       728,000       333,000       1,139,000      1,056,000          -
  Canada....................       280,000       198,000         504,000        371,000       30,000
  Africa....................       222,020        63,318      11,406,804      6,611,566          -
                                ----------    ----------      ----------     ----------    ---------
     Total..................     2,685,069     1,796,161      15,631,110      9,518,526      326,548
                                ==========    ==========      ==========     ==========    =========

     The following table sets forth the expiration dates of the leases on the Company's gross and net undeveloped acres as of December 31, 2004:

                                                    Acres Expiring (a)
                                               ----------------------------
                                                   Gross           Net
                                               -----------     ------------
       2005 (b)............................      3,928,789       3,038,128
       2006................................      3,073,584       1,580,639
       2007................................      5,118,053       2,441,124
       2008................................        190,249         172,005
       2009................................        576,433         183,463
       Thereafter..........................      2,744,002       2,103,167
                                               -----------     -----------
          Total............................     15,631,110       9,518,526
                                               ===========     ===========

--------------
(a)  Acres expiring are based on contractual lease maturities.
(b) Acres subject to expiration during 2005 include 1.8 million gross and net acres in South Africa block 14, 1.7 million gross acres (.8 million net acres) in Tunisia, 314 thousand gross and net acres in Gabon and 179 thousand gross acres (131 thousand net acres) in North America. The Company may extend these leases prior to their expiration based upon 2005 planned activities or for other business reasons. However, no assurance can be given that such lease extensions will be granted. In certain of these leases, the extension is only subject to the Company's election to extend and the fulfillment of certain capital expenditure commitments. See "Description of Properties" above for information regarding the Company's drilling operations.

     Drilling activities. The following table sets forth the number of gross and net productive and dry hole wells in which the Company had an interest that were drilled during the years ended December 31, 2004, 2003 and 2002. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.

                               DRILLING ACTIVITIES

                                              Gross Wells                    Net Wells
                                      --------------------------     --------------------------
                                        Year Ended December 31,        Year Ended December 31,
                                      --------------------------     --------------------------
                                       2004      2003      2002       2004      2003      2002
                                      ------    ------    ------     -----     ------    ------
United States:
  Productive wells:
    Development...................      268       244       148      243.1      210.5     83.0
    Exploratory...................        8         4         6        5.3        4.0      2.0
  Dry holes:
    Development...................        3         6         4        3.0        6.0      3.7
    Exploratory...................        6         6         3        3.0        3.6      2.1
                                      -----     -----     -----      -----     ------   ------
                                        285       260       161      254.4      224.1     90.8
                                      -----     -----     -----      -----     ------   ------
Argentina:
  Productive wells:
    Development...................       43        29        13       41.7       29.0     13.0
    Exploratory...................       21        21         9       21.0       21.0      9.0
  Dry holes:
    Development...................        1         2         1        1.0        2.0      1.0
    Exploratory...................       10         9         8        9.5        9.0      8.0
                                      -----     -----     -----      -----     ------   ------
                                         75        61        31       73.2       61.0     31.0
                                      -----     -----     -----      -----     ------   ------
Canada:
  Productive wells:
    Development...................        3         7        13        3.0        7.0     10.4
    Exploratory...................       27        16         9       24.5       14.9      9.0
  Dry holes:
    Development...................      -           7         4        -          6.5      4.0
    Exploratory...................       24        26         3       23.3       21.1      3.0
                                      -----     -----     -----      -----     ------   ------
                                         54        56        29       50.8       49.5     26.4
                                      -----     -----     -----      -----     ------   ------
Africa:
  Productive wells:
    Development...................        2         1         4         .6         .3      1.6
    Exploratory...................        2         1         4        1.4         .4      3.4
  Dry holes:
    Development...................      -         -         -          -          -        -
    Exploratory...................        5         4       -          4.4        3.5      -
                                      -----     -----     -----      -----     ------   ------
                                          9         6         8        6.4        4.2      5.0
                                      -----     -----     -----      -----     ------   ------
   Total..........................      423       383       229      384.8      338.8    153.2
                                      =====     =====     =====      =====     ======   ======
Success ratio (a).................      88%       84%       90%        89%        85%      86%

---------------
(a) Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

     The following table sets forth information about the Company's wells upon which drilling was in progress as of December 31, 2004:

                                                 Gross Wells    Net Wells
                                                 -----------    ---------
United States:
  Development...................................       32           28.7
  Exploratory...................................        9            4.4
                                                    -----         ------
                                                       41           33.1
                                                    -----         ------
Argentina:
  Development...................................        6            5.4
  Exploratory...................................        8            7.4
                                                    -----         ------
                                                       14           12.8
                                                    -----         ------
Canada:
  Development...................................        2            2.0
  Exploratory...................................       21           17.0
                                                    -----         ------
                                                       23           19.0
                                                    -----         ------
Africa:
  Development...................................      -              -
  Exploratory...................................        2             .8
                                                    -----         ------
                                                        2             .8
                                                    -----         ------
    Total.......................................       80           65.7
                                                    =====         ======

ITEM 3.     LEGAL PROCEEDINGS

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The Company is also party to other litigation incidental to its business. Except for the specific legal actions described in Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data", the Company believes that the probable damages from such other legal actions will not be in excess of 10 percent of the Company's current assets.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is listed and traded on the NYSE under the symbol "PXD". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported in the NYSE composite transactions. The Company's board of directors declared dividends to the holders of the Company's common stock of $.20 per share during the year ended December 31, 2004. On February 17, 2005, the Company's board of directors declared a cash dividend on common stock of $.10 per share, payable on April 15, 2005 to stockholders of record on March 31, 2005. The Company's board of directors did not declare dividends to the holders of the Company's common stock during the year ended December 31, 2003.

     The following table sets forth quarterly high and low prices of the Company's common stock and dividends declared per share for the years ended December 31, 2004 and 2003:

                                                                          Dividends
                                                                          Declared
                                                      High       Low      Per Share
                                                    -------    -------    ---------
Year ended December 31, 2004:
   Fourth quarter..............................     $ 36.85    $ 30.80      $  -
   Third quarter...............................     $ 37.50    $ 31.03      $  .10
   Second quarter..............................     $ 35.18    $ 29.27      $  -
   First quarter...............................     $ 34.68    $ 29.60      $  .10

Year ended December 31, 2003:
   Fourth quarter..............................     $ 32.90    $ 25.00      $  -
   Third quarter...............................     $ 26.52    $ 22.76      $  -
   Second quarter..............................     $ 28.44    $ 22.85      $  -
   First quarter...............................     $ 27.44    $ 23.27      $  -

     On February 18, 2005, the last reported sales price of the Company's common stock, as reported in the NYSE composite transactions, was $40.11 per share.

     As  of  February  18,  2005,  the  Company's   common  stock  was  held  by
approximately 26,600 registered holders of record.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table summarizes information about the Company's equity compensation plans as of December 31, 2004:

                                                                                                  (b)
                                                                                           Number of securities
                                                    (a)                                   remaining available
                                                 Number of                                for future issuance
                                             securities to be                                 under equity
                                                issued upon         Weighted average        compensation plans
                                                exercise of         exercise price of    (excluding securities
                                            outstanding options    outstanding options  reflected in first column)
                                            -------------------    -------------------  -------------------------
Equity compensation plans approved by
  security holders (c):
    Pioneer Natural Resources Company:
      Long-Term Incentive Plan.............      3,514,559               $ 20.19               8,307,237
      Employee Stock Purchase Plan.........            -                 $   -                   557,335
    Predecessor plans......................      1,666,025               $ 15.26                     -
                                                 ---------                                    ----------
                                                 5,180,584                                     8,864,572
                                                 =========                                    ==========

---------------

(a) There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans. The securities do not include restricted stock awarded under the Company's Long-Term Incentive Plan.
(b) The Company's Long-Term Incentive Plan provides for the issuance of a maximum number of shares of common stock equal to 10 percent of the total number of shares of common stock equivalents outstanding less the total number of shares of common stock subject to outstanding awards under any stock-based plan for the directors, officers or employees of the Company. The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the original authorized issuance of 750,000 shares less 192,665 cumulative shares issued through December 31, 2004. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of each of the Company's equity compensation plans.
(c) There are no equity compensation plans that have not been approved by security holders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended December 31, 2004:

                                                                            Total Number of Shares
                                                                             (or Units) Purchased
                               Total Number of         Average Price          as Part of Publicly
                               Shares (or Units)       Paid per Share           Announced Plans
      Period                       Purchased              (or Unit)                or Programs
      ------                   -----------------       --------------       ----------------------

October 2004................         300,000              $  33.173                   300,000
November 2004...............         556,500              $  33.030                   556,500
December 2004...............         798,600              $  34.331                   798,600
                                 -----------                                       ----------
        Total...............       1,655,100              $  33.684                 1,655,100
                                 ===========                                       ==========

     During December 2003, the Company's board of directors approved a $200 million share repurchase program. During January 2005, the Company's board of directors terminated the $200 million share repurchase program and approved a new share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years ended December 31, 2004 for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                    Year Ended December 31,
                                                   --------------------------------------------------------
                                                     2004        2003        2002        2001        2000
                                                   --------    --------    --------    --------    --------
                                                            (in millions, except per share data)
Statements of Operations Data:
  Revenues and other income:
    Oil and gas (a)............................    $1,832.7    $1,273.9    $  694.4    $  831.7    $  822.9
    Interest and other.........................        14.1        12.3        11.2        21.8        25.8
    Gain on disposition of assets, net.........         -           1.3         4.4         7.7        34.2
                                                    -------     -------     -------     -------     -------
                                                    1,846.8     1,287.5       710.0       861.2       882.9
                                                    -------     -------     -------     -------     -------
  Costs and expenses:
    Oil and gas production (a).................       345.5       254.8       192.1       194.4       159.5
    Depletion, depreciation and amortization...       574.9       390.8       216.4       222.6       214.9
    Impairment of oil and gas properties (b)...        39.7         -           -           -           -
    Exploration and abandonments...............       181.7       132.8        85.9       127.9        87.5
    General and administrative.................        80.5        60.5        48.4        37.0        33.3
    Accretion of discount on asset retirement
      obligations (c)..........................         8.2         5.0         -           -           -
    Interest...................................       103.4        91.4        95.8       131.9       162.0
    Other (d)..................................        33.7        21.4        39.6        43.4        79.5
                                                    -------     -------     -------     -------     -------
                                                    1,367.6       956.7       678.2       757.2       736.7
                                                    -------     -------     -------     -------     -------
  Income before income taxes and cumulative
    effect of change in accounting principle...       479.2       330.8        31.8       104.0       146.2
  Income tax benefit (provision) (e)...........      (166.3)       64.4        (5.1)       (4.0)        6.0
                                                    -------     -------     -------     -------     -------
  Income before cumulative effect of change
    in accounting principle....................       312.9       395.2        26.7       100.0       152.2
  Cumulative effect of change in accounting
    principle, net of tax (c)..................         -          15.4         -           -           -
                                                    -------     -------     -------     -------     -------
  Net income...................................    $  312.9    $  410.6    $   26.7    $  100.0    $  152.2
                                                    =======     =======     =======     =======     =======
  Income before cumulative effect of change in
    accounting principle per share:
      Basic....................................    $   2.50    $   3.37    $    .24    $   1.01    $   1.53
                                                    =======     =======     =======     =======     =======
      Diluted..................................    $   2.46    $   3.33    $    .23    $   1.00    $   1.53
                                                    =======     =======     =======     =======     =======
  Net income per share:
      Basic....................................    $   2.50    $   3.50    $    .24    $   1.01    $   1.53
                                                    =======     =======     =======     =======     =======
      Diluted..................................    $   2.46    $   3.46    $    .23    $   1.00    $   1.53
                                                    =======     =======     =======     =======     =======
  Weighted average shares outstanding:
    Basic......................................       125.2       117.2       112.5        98.5        99.4
                                                    =======     =======     =======     =======     =======
    Diluted....................................       127.5       118.5       114.3        99.7        99.8
                                                    =======     =======     =======     =======     =======
  Dividends declared per share.................    $    .20    $    -      $    -      $    -      $    -
                                                    =======     =======     =======     =======     =======
Balance Sheet Data (as of December 31):
  Total assets.................................    $6,647.2    $3,951.6    $3,455.1    $3,271.1    $2,954.4
  Long-term obligations and minority interests.    $3,271.0    $1,762.0    $1,805.6    $1,757.5    $1,833.0
  Total stockholders' equity...................    $2,831.8    $1,759.8    $1,374.9    $1,285.4    $  904.9

---------------

(a) Certain amounts for periods prior to January 1, 2004 have been reclassified to conform with the current year presentation. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data" for additional discussion.
(b) During 2004, the Company recorded a $39.7 million impairment charge for its Gabonese Olowi field as development of the discovery was canceled due to significant increases in projected field development costs. See Note T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
(c) Cumulative effect of change in accounting principle for 2003 relates to the adoption of SFAS No. 143 on January 1, 2003. Associated therewith, the Company recorded accretion of discount on asset retirement obligations in accordance with SFAS No. 143 during 2004 and 2003. See Notes B and M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
(d) Other expense for 2003, 2002, 2001 and 2000 include losses on the early extinguishment of debt of $1.5 million, $22.3 million, $3.8 million and $12.3 million, respectively. Other expense for 2001 and 2000 include noncash mark-to-market charges for changes in the fair values of non-hedge financial instruments of $11.5 million and $58.5 million, respectively. See Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
(e) Income tax benefit for 2003 includes a $197.7 million adjustment to reduce United States deferred tax asset valuation allowances. See Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2004 Highlights and Events

     Pioneer's financial and operating performance for the year ended December 31, 2004 included the following highlights and events:

       o Average daily sales volumes on a BOE basis increased 21 percent in 2004 as compared to 2003, principally due to a full year of production from the Falcon and Sable development projects, new production being initiated from the Harrier, Raptor and Tomahawk fields in the Falcon area and at Devils Tower and fourth quarter production added from the Evergreen merger.
       o Oil and gas revenues increased 44 percent in 2004 as a result of the increased production volumes and increases in worldwide oil and gas prices.
       o Income before income taxes and cumulative effect of change in accounting principle increased by 45 percent to $479.2 million from $330.8 million in 2003.
       o Net cash provided by operating activities increased by 45 percent to a record $1.1 billion as compared to $763.7 million in 2003.
       o The Company's capital investment programs resulted in total proved reserves of 1.0 billion BOE at December 31, 2004.
       o      The declaration of $.20 per share of common dividends.
       o A $39.7 million impairment charge ($12.8 million net of tax benefits) as a result of the decision to cancel Gabonese Olowi field development plans. See Note T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information pertaining to this matter.
       o Partial loss of third and fourth quarter production at Devils Tower and Canyon Express from Hurricane Ivan which struck on September 15, 2004 and related damages.
       o The 2004 repurchase of 2.8 million shares of the Company's common stock for $92 million.

     During 2004, the Company also announced the following financial and operating achievements:

       o Rating agencies upgrade of the Company to investment grade status in response to improved financial position and earnings trends, along with other factors specific to the Company.
       o Merger with Evergreen. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Evergreen Merger" below for information regarding this business combination.
       o The exchange of portions of the Company's higher-yielding senior notes for 5.875% senior notes due 2016 (the "New Notes") and cash. See Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Capital Commitments, Capital Resources and Liquidity" below for information regarding this $526.8 million debt exchange that was completed in July 2004.
       o Completion of the first amendment (the "First Amendment") to the Company's $700 million, five-year revolving credit agreement (the "Revolving Credit Agreement") which removed Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company ("Pioneer USA"), as a guarantor of the Revolving Credit Agreement and had the effect of removing Pioneer USA as a guarantor of the Company's senior notes. See Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the First Amendment.
       o Completion of a successful appraisal well in the Hawa area in the Adam production concession onshore southern Tunisia.
       o First production from the Company's deepwater Gulf of Mexico Harrier field during January 2004, the Devils Tower field during May 2004 and the Raptor and Tomahawk fields during June 2004.
       o The acquisition of a 50 percent interest in Block H offshore Equatorial Guinea, West Africa.
       o The announced agreement to participate in a joint exploration program with ConocoPhillips and Anadarko Petroleum Corporation in the National Petroleum Reserve on the North Slope of Alaska.

2004 Financial and Operating Performance

     During the years ended December 31, 2004, 2003 and 2002, the Company recorded net income of $312.9 million, $410.6 million and $26.7 million ($2.46, $3.46 and $.23 per diluted share), respectively. Compared to 2003, the Company's 2004 total revenues and other income increased by $559.4 million, or 43 percent, including a $558.8 million increase in oil and gas revenues. The increase in oil and gas revenues was due to increases in production volumes and increases of 23 percent, 32 percent and 13 percent in average oil, NGL and gas prices, respectively, including the effects of commodity price hedges.

     Compared to 2003, the Company's total costs and expenses increased by $410.9 million, or 43 percent, during the year ended December 31, 2004. The increase in total costs and expenses was primarily reflective of a $184.0 million increase in depletion, depreciation and amortization ("DD&A") expense, primarily driven by increases in depletion associated with increased production volumes from higher-cost-basis deepwater Gulf of Mexico and South Africa properties, a $90.8 million increase in oil and gas production costs, which primarily resulted from increases in production volumes, the strengthening of both the Argentine peso and Canadian dollar and commodity prices that impacted variable lease operating expenses and production taxes, a $48.9 million increase in exploration and abandonments expense primarily due to increased exploration/extension drilling in the Gulf of Mexico, Argentina, Canada and Gabon and a $39.7 million impairment charge on the Company's Gabonese properties.

     During the year ended December 31, 2004, the Company's net cash provided by operating activities increased to $1.1 billion, as compared to $763.7 million during 2003 and $332.2 million during 2002. The 45 percent increase in net cash provided by operating activities during 2004 was primarily due to increases in production volumes and commodity prices, as discussed above.

     During the year ended December 31, 2004, successful capital investment activities increased the Company's proved reserves to 1.0 billion BOE, reflecting the effects of the Evergreen merger, strategic acquisitions of property interests in the Company's core operating areas and the Company's 2004 drilling program. Costs incurred for the year ended December 31, 2004 totaled $3.2 billion, including $2.6 billion of proved and unproved property acquisitions, $557.2 million of exploration and development drilling and seismic expenditures and $15.1 million of asset retirement obligations. Costs incurred for the year ended December 31, 2004 include $2.5 billion of costs to acquire Evergreen's oil and gas properties.

     See "Results of Operations" and "Capital Commitments, Capital Resources and Liquidity", below, for more in- depth discussions of the Company's oil and gas producing activities, including discussions pertaining to oil and gas production volumes, prices, hedging activities, costs and expenses, capital commitments, capital resources and liquidity.

Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen. Pioneer acquired the common stock of Evergreen for a total purchase price of approximately $1.8 billion, which was comprised of cash and Pioneer common stock. At the merger date, Evergreen's proved reserves were approximately 262.2 MMBOE. Evergreen was a publicly- traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional gas. Evergreen was based in Denver, Colorado and was one of the leading developers of CBM reserves in the United States. Evergreen's operations were principally focused on developing and expanding its CBM gas field located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western Colorado, the Uinta Basin in eastern Utah and the Western Canada Sedimentary Basin. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Evergreen merger.

2005 Outlook and Activities

     Volumetric production payments. During January 2005, the Company sold two percent of its total proved reserves, or 20.5 million BOE of proved reserves, by means of two volumetric production payments ("VPPs") for total proceeds of $593 million and the assumption of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to pay down indebtedness.

     The VPPs represent limited term overriding royalty interests in oil and gas reserves which: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) are free and clear of all associated future production costs and capital expenditures; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfers title to the purchaser and (v) allows the Company to retain the assets after the VPP's volumetric obligations have been satisfied.

     The first VPP sells 58 Bcf of Hugoton field gas volumes over an expected five-year term beginning in February 2005 for $275 million of proceeds. The second VPP sells 10.8 MMBOE of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $318 million of proceeds.

     A VPP is considered a sale of proved reserves and the related future production of those proved reserves. As a result the Company will (i) remove the proved reserves associated with the VPPs; (ii) recognize the VPP proceeds as deferred revenue which will be amortized on a unit-of-production basis to future oil and gas revenues over the terms of the VPPs; (iii) retain responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognize production associated with the VPP volumes, resulting in higher future revenue per BOE, production costs per BOE and DD&A per BOE ratios.

     The Company will amortize to oil and gas revenues $62.9 million of net deferred gas revenue during 2005 associated with the Hugoton field VPP. During 2006, the Company will amortize $57.6 million of net deferred gas revenue associated with the Hugoton field VPP and $53.7 million of net deferred oil revenue associated with the Spraberry field VPP.

     Commodity prices. World oil prices increased during the year ended December 31, 2004 in response to political unrest and supply disruptions in Iraq and Venezuela as well as other supply and demand factors. North American gas prices also increased during 2004 in response to continued strong supply and demand fundamentals. The Company's outlook for 2005 commodity prices continues to be cautiously optimistic. Significant factors that will impact 2005 commodity prices include developments in Iraq and other Middle East countries, the extent to which members of the OPEC and other oil exporting nations are able to manage oil supply through export quotas and variations in key North American gas supply and demand indicators. Pioneer will continue to strategically hedge oil and gas price risk to mitigate the impact of price volatility on its oil, NGL and gas revenues.

     See Note K of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information regarding the Company's commodity hedge positions at December 31, 2004. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for
disclosures about the Company's commodity related derivative financial instruments.

     Capital expenditures. During 2005, the Company's budget for oil and gas capital activities is expected to range from $900 million to $950 million, of which approximately 75 percent has been budgeted for lower-risk development and extension drilling and facility costs and 25 percent for exploration expenditures. The Company's 2005 capital budget is allocated approximately 75 percent to the United States, 15 percent to Argentina and five percent to each of Africa and Canada. Pioneer expects to drill approximately 800 exploration and development wells during 2005. During 2005 and 2006, the Company expects to expend approximately $394 million and $348 million, respectively, of capital for development drilling and facility costs related to its proved undeveloped reserves.

     Production growth. The Company expects that its annual 2005 worldwide production will range from 70 MMBOE to 74 MMBOE, or approximately 192 MBOE to 203 MBOE per day. The forecasted range includes a full year of production from the assets acquired in the Evergreen merger and has been reduced by the VPP volumes sold during January 2005. The Company expects, based on quoted futures prices, to generate cash flow significantly in excess of its capital program which will further enhance the Company's financial flexibility to fund the development of future exploration successes, core area acquisitions and additional development drilling.

     With several discoveries in various stages of commercialization, a pipeline of exploration opportunities, the potential for continued core area acquisitions, continuing strong commodity prices and significant excess cash flow, Pioneer has targeted five-year average compounded annual production growth of eight percent to nine percent or ten percent per share, giving consideration to contemplated share repurchases.

     Costs and expenses. The Company expects that its costs and expenses that are highly correlated with production volumes, such as production costs and depletion expense, will increase in absolute amounts during 2005 and that production costs, depreciation, depletion and amortization expense and other costs and expenses will increase on a per BOE basis as a result of the sale of proved reserves through the VPPs. Additionally, the Company expects that depletion expense will increase on a per BOE basis during 2005 as compared to 2004 due to increased production from the Devils Tower oil field in the deepwater Gulf of Mexico and the assets acquired in the Evergreen merger. The per BOE cost basis of these fields is higher than that of Pioneer's average producing property in 2004. Ad valorem taxes are highly correlated with prior year commodity prices. As a consequence of increases in oil, NGL and gas prices during 2004, ad valorem taxes are expected to be higher in 2005, as compared to 2004. The Company also anticipates an increase in general and administrative expenses during 2005 due to additional staffing associated with the Evergreen merger and anticipated Company growth, as well as the amortization of deferred compensation associated with unvested restricted stock and stock options.

     Capital allocation. During 2004, the Company improved its financial position and achieved investment grade standards. The Company is now targeting mid-investment grade ratings. Towards that end, the Company established a targeted range for debt to book capitalization of less than 35 percent by the end of 2005, as further discussed later. During 2004, the Company paid dividends of $.20 per common share in two semiannual installments of $.10 per common share, and the Company currently expects to, as a minimum, maintain this level of dividends in 2005.

     During 2005 through 2007, the Company anticipates, based upon year-end futures prices, that it will have significant excess cash flow after funding its typical annual capital budgets, planned dividends and achieving its leverage targets. The Company considers it a high priority to utilize a portion of the excess cash flow to fund the development of new exploration successes and to selectively acquire additional assets in its core areas. The Company will also use a portion of the excess cash flow for share repurchases, pursuant to the recently approved $300 million stock repurchase program.

     First quarter 2005. Based on current estimates, the Company expects that first quarter 2005 production will average 175,000 to 190,000 BOE per day. This range is lower than the fourth quarter average reflecting the VPP volumes sold, more days of downtime and a gradual ramp up of production for the Canyon Express system which has been undergoing repairs, the timing of oil cargo shipments in Tunisia and South Africa which were high during the fourth quarter, and the typical seasonal decline in gas demand during Argentina's summer season.

     First quarter production costs (including production and ad valorem taxes) are expected to average $6.00 to $6.50 per BOE based on current NYMEX strip prices for oil and gas. The increase over the prior quarter is a result of the retention of operating costs related to the VPP volumes sold, an increase in production and ad valorem taxes and additional workovers planned during the Canadian winter access season. Production costs are expected to decline in the second quarter of 2005 as lower-cost volumes resume from the deepwater Gulf of Mexico and workovers return to more normal levels. Depreciation, depletion and amortization expense is expected to average $8.75 to $9.25 per BOE.

     Total exploration and abandonment expense is expected to be $80 million to $110 million. Several higher-risk exploration wells and significant seismic investments are planned during the first quarter, serving to front-end load the Company's 2005 exploration program. Specifically, first quarter exploration activity is expected to include an appraisal well to the 2004 Thunder Hawk discovery and an exploration well on a Falcon Corridor satellite prospect in the deepwater Gulf of Mexico. In Alaska, as many as three wells are expected to test new exploration targets and Pioneer plans to shoot seismic over newly acquired acreage. One well is planned in West Africa and lower-risk exploration and geologic and geophysical work will also continue in Argentina, Canada and Tunisia. General and administrative expense is expected to be $24 million to $26 million. Interest expense is expected to be $33 million to $36 million, and accretion of discount on asset retirement obligations is expected to be approximately $2 million to $3 million.

     The Company's effective income tax rate is expected to range from 36 percent to 39 percent based on current capital spending plans, including cash income taxes of $5 million to $10 million that are principally related to Argentine and Tunisian income taxes and nominal alternative minimum tax in the U.S. Other than in Argentina and Tunisia, the Company continues to benefit from the carryforward of net operating losses and other positive tax attributes.

     Debt reduction target. Although the Evergreen merger has resulted in an increase in the Company's ratio of debt to book capitalization, the Company has targeted a ratio of debt to book capitalization of less than 35 percent by the end of 2005. To achieve this target, the Company plans to apply a portion of the proceeds from the 2005 VPPs and the divestiture of certain Canadian assets for expected proceeds of over $100 million to reduce debt. In addition, the Company expects cash flows to be significantly in excess of the 2005 capital program based on current commodity prices which can be used to further reduce debt.

Field Fuel Reporting

     During the fourth quarter of 2004, the Company completed a voluntary internal review of the various accounting treatments related to field fuel costs used by major oil companies and other independents in order to determine common industry practice. The review, in part, was undertaken in response to the large volume of field fuel usage related to the assets acquired from Evergreen. Field fuel is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point.

     Pioneer has historically recorded the value of field fuel as an operating expense with an equal amount recorded as oil and gas revenues, with no net income effect. Pioneer also reflected the volumes associated with field fuel in gas production. This practice has been routinely discussed by the Company, especially in relation to the rising value of the fuel used in the field and its contribution to rising field operating expenses.

     Although the Company believes that its past treatment of field fuel was acceptable, the Company changed its reporting of field fuel, no longer recording it as revenue or expense and not including it as production. Pioneer believes this presentation is more common in the industry and will provide a better basis for comparing Pioneer to other oil and gas companies. Within this Report, the Company has adjusted its prior period revenues, production costs and sales volumes to reflect the new method of reporting field fuel. The change in reporting field fuel did not change reported net income of the periods presented since revenues and production costs were changed in equal amounts.

Critical Accounting Estimates

     The Company prepares its consolidated financial statements for inclusion in this Report in accordance with GAAP. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a comprehensive discussion of the Company's significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives. Following is a discussion of the Company's most critical accounting estimates, judgments and uncertainties that are inherent in the Company's application of GAAP.

     Accounting for oil and gas producing activities. The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

     Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During the years ended December 31, 2004, 2003 and 2002, the Company recognized exploration, abandonment, geological and geophysical expense of $181.7 million, $132.8 million and $85.9 million, respectively, under the successful efforts method.

     Proved reserve estimates. Estimates of the Company's proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

       o     the quality and quantity of available data,
       o     the interpretation of that data,
       o     the accuracy of various mandated economic assumptions and
       o     the judgment of the persons preparing the estimate.

     The Company's proved reserve information included in this Report as of December 31, 2004, 2003 and 2002 was audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Estimates prepared by third parties may be higher or lower than those included herein.

     Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify, positively or negatively, material revisions to the estimate of proved reserves.

     It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2004 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

     The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties and goodwill for impairment.

     Impairment of proved oil and gas properties. The Company reviews its long-lived proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties and if a significant downward revision has occurred to the estimated proved reserves. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated.

     Impairment of unproved oil and gas properties. Management periodically assesses unproved oil and gas properties for impairment, on a project-by-project basis. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairment provisions, if any.

     Suspended wells. The Company suspends the costs of exploratory wells that discover hydrocarbons pending a final determination of the commercial potential of the oil and gas discovery. The ultimate disposition of these well costs is dependent on the results of future drilling activity and development decisions. If the Company decides not to pursue additional appraisal activities or development of these fields, the costs of these wells will be charged to exploration and abandonment expense.

     The Company generally does not carry the costs of drilling an exploratory well as an asset in its Consolidated Balance Sheets for more than one year following the completion of drilling unless the exploratory well finds oil and gas reserves in an area requiring a major capital expenditure and both of the following conditions are met:

       (i) The well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made.
       (ii) Drilling of the additional exploratory wells is under way or firmly planned for the near future.

Due to the capital intensive nature and the geographical location of certain Alaskan, deepwater Gulf of Mexico and foreign projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the projects feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is impaired. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's suspended exploratory well costs.

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

     Argentine economic and currency measures. The accounting for and remeasurement of the Company's Argentine balance sheets as of December 31, 2004 and 2003 reflect management's assumptions regarding some uncertainties unique to Argentina's current economic situation. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells; (ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; and (iv) peso-denominated monetary assets and liabilities. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note B of Notes to Consolidated Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for a description of the assumptions utilized in the preparation of these financial statements.

     Deferred tax asset valuation allowances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that its deferred tax assets will be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and reassesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in each jurisdiction will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to establish a United States deferred tax asset valuation allowance in a future period. As of December 31, 2004, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to foreign tax jurisdictions.

     Goodwill impairment. The Company will review its goodwill for impairment at least annually. This requires the Company to estimate the fair value of the assets and liabilities of the reporting units that have goodwill. There is considerable judgment involved in estimating fair values, particularly proved reserve estimates as described above.

     Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's commitments and contingencies.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $1.8 billion during 2004, as compared to $1.3 billion during 2003 and $694.4 million during 2002, representing a 44 percent increase from 2003 to 2004. The revenue increase from 2003 to 2004 was due to a 21 percent increase in total BOE production, a 23 percent increase in oil prices, a 32 percent increase in NGL prices and a 13 percent increase in gas prices, including the effects of commodity price hedges. The revenue increase from 2002 to 2003 was due to a 37 percent increase in BOE production, a 12 percent increase in oil prices, a 40 percent increase in NGL prices and a 49 percent increase in gas prices, including the effects of commodity price hedges.

     The following table provides average daily sales volumes, by geographic area and in total, for the years ended December 31, 2004, 2003 and 2002:

                                                                 Year ended December 31,
                                                          ----------------------------------------
                                                             2004          2003            2002
                                                          ---------      ---------      ----------
   Average daily sales volumes:
     Oil (Bbls)
       United States.................................        26,637         24,525         23,437
       Argentina.....................................         8,534          8,687          7,984
       Canada........................................           137            111            124
       Africa........................................        11,676          1,981            -
                                                          ---------      ---------      ---------
       Worldwide.....................................        46,984         35,304         31,545
                                                          =========      =========      =========
     NGLs (Bbls)
       United States.................................        19,738         20,338         20,512
       Argentina.....................................         1,546          1,318            696
       Canada........................................           917            906            946
                                                          ---------      ---------      ---------
       Worldwide.....................................        22,201         22,562         22,154
                                                          =========      =========      =========
     Gas (Mcf)
       United States.................................       521,839        423,013        211,502
       Argentina.....................................       121,654         94,128         78,220
       Canada........................................        41,867         41,669         48,365
                                                          ---------      ---------      ---------
       Worldwide.....................................       685,360        558,810        338,087
                                                          =========      =========      =========
     Total (BOE)
       United States.................................       133,349        115,364         79,201
       Argentina.....................................        30,356         25,694         21,716
       Canada........................................         8,031          7,962          9,131
       Africa........................................        11,676          1,981            -
                                                          ---------      ---------      ---------
       Worldwide.....................................       183,412        151,001        110,048
                                                          =========      =========      =========

     Per BOE average daily production for 2004 as compared to 2003 increased by 16 percent in the United States, by 18 percent in Argentina, by one percent in Canada and the Company realized first production from South Africa and Tunisia during 2003. The increased production was principally attributable to a full year of production from the Falcon area, new production being initiated from the Harrier, Raptor and Tomahawk fields in the Falcon area and at Devils Tower, fourth quarter production added from the Evergreen merger and to oil sales having first been realized from the Company's Tunisian and South African oil projects during August and October of 2003, respectively. Argentine oil and gas sales volumes increased during 2004 primarily due to production volumes being added from the Company's capital expenditures and higher oil and gas demand during their summer season.

     Per BOE average daily production for 2003 as compared to 2002 increased by 46 percent in the United States, by 18 percent in Argentina and the Company realized first production from South Africa and Tunisia during 2003, while average daily production for 2003 as compared to 2002 decreased by 13 percent in Canada due to normal production decline rates. The increased production was principally attributable to incremental gas production from the deepwater Gulf of Mexico Canyon Express and Falcon area projects, initial oil production in South Africa and Tunisia and increased oil and gas production in Argentina, offset by normal production declines.

     The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, by geographic area and in total, for the years ended December 31, 2004, 2003 and 2002:

                                                                Year ended December 31,
                                                      --------------------------------------
                                                        2004          2003            2002
                                                      --------      --------       ---------
                                                                                      >
   Average reported prices:
     Oil (per Bbl)
       United States.............................     $  29.41      $  25.25       $  23.66
       Argentina.................................     $  28.06      $  25.62       $  20.63
       Canada....................................     $  44.83      $  29.10       $  22.26
       Africa....................................     $  38.12      $  29.52       $    -
       Worldwide.................................     $  31.38      $  25.59       $  22.89
     NGL (per Bbl)
       United States.............................     $  25.07      $  19.04       $  13.77
       Argentina.................................     $  29.91      $  22.85       $  14.56
       Canada....................................     $  30.87      $  24.80       $  16.77
       Worldwide.................................     $  25.65      $  19.50       $  13.92
     Gas (per Mcf)
       United States.............................     $   5.15      $   4.47       $   3.16
       Argentina.................................     $    .66      $    .56       $    .48
       Canada....................................     $   4.64      $   4.93       $   3.41
       Worldwide.................................     $   4.33      $   3.84       $   2.58
   Average realized prices:
     Oil (per Bbl)
       United States.............................     $  39.59      $  29.58       $  23.85
       Argentina.................................     $  29.82      $  26.31       $  20.33
       Canada....................................     $  44.83      $  29.10       $  22.26
       Africa....................................     $  38.71      $  30.07       $    -
       Worldwide.................................     $  37.61      $  28.80       $  22.95
     NGL (per Bbl)
       United States.............................     $  25.07      $  19.04       $  13.77
       Argentina.................................     $  29.91      $  22.85       $  14.56
       Canada....................................     $  30.87      $  24.80       $  16.77
       Worldwide.................................     $  25.65      $  19.50       $  13.92
     Gas (per Mcf)
       United States.............................     $   5.72      $   4.92       $   3.01
       Argentina.................................     $    .66      $    .56       $    .48
       Canada....................................     $   5.75      $   5.30       $   3.32
       Worldwide.................................     $   4.83      $   4.25       $   2.52

     Field fuel. As previously discussed, the Company changed its method of reporting field fuel usage during the fourth quarter of 2004. Accordingly, the gas revenues, production volumes and related per unit measures of all periods presented have been adjusted in accordance with the new method of reporting field fuel.

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated. See Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to oil and gas revenues during the years ended December 31, 2004, 2003 and 2002 from the Company's hedging activities, the Company's open hedge positions at December 31, 2004 and descriptions of the Company's hedge commodity derivatives. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional disclosures about the Company's commodity related derivative financial instruments.

     Argentine commodity prices. During 2002, the Argentine government implemented a 20 percent tax on oil exports. During 2002 and 2003, the Company exported approximately 29 percent and five percent, respectively, of its Argentine oil production. Associated therewith, the Company incurred oil export taxes of $2.2 million and $1.2 million for 2002 and 2003, respectively. During 2004, the Company did not export any of its Argentine oil production. The export tax has also had the effect of decreasing internal Argentine oil revenues (not only export revenues) by the taxes levied. The U.S. dollar equivalent value for domestic Argentine oil sales (now paid in pesos) has generally moved toward parity with the U.S. dollar-denominated export values, net of the export tax. The adverse impact of this tax has been partially offset by the net cost savings resulting from the devaluation of the peso on peso-denominated costs.

     In January 2003, at the Argentine government's request, oil producers and refiners agreed to cap amounts payable for certain domestic sales at $28.50 per Bbl which remained in effect through April 2004. The producers and refiners further agreed that the difference between the actual price and the capped price would be payable once actual prices fall below the $28.50 cap. Subsequently the terms were modified such that while the $28.50 per Bbl payable cap was in place, the refiners would have no obligation to pay producers for sales values that exceeded $36.00 per Bbl. Initially, the refiners and producers also agreed to discount U.S. dollar-denominated oil prices at 90 percent prior to converting to pesos at the current exchange rate for the purpose of invoicing and settling oil sales to Argentine refiners. In May 2004, refiners and producers changed the discount percentage from 90 percent for all price levels to 86 percent if West Texas Intermediate ("WTI") was equal to or less than $36 per Bbl and 80 percent if WTI exceeded $36 per Bbl. All the oil prices are adjusted for normal quality differentials prior to applying the discount.

     In 2004, it appeared probable that the price of world oil would remain above the $28.50 cap for the foreseeable future. Given the uncertainty surrounding the timing of when Argentine producers could expect to collect balances outstanding from refiners, the Company ceased recognizing revenue and began recording any excess between the actual sales price pursuant to its oil sales contracts with Argentine refiners that were subject to the price stabilization agreement and the $28.50 price cap as deferred revenue in the balance sheet. At December 31, 2004, the Company had $5.0 million of deferred revenue reflected in its balance sheet associated with the sales in excess of the price cap. The decision by Argentine oil producers and refiners to not renew the price stability agreement beyond April 30, 2004 does not terminate the obligation of refiners to reimburse producers for balances that accumulated from January 2003 through April 2004, if and when the price of WTI falls below $28.50.

     In May 2004, the Argentine government increased the export tax from 20 percent to 25 percent. This tax is applied on the sales value after the tax, thus, the net effect of the 20 percent and 25 percent rates is 16.7 percent and 20 percent, respectively. In August 2004, the Argentine government further increased the export tax rates for oil exports. The export tax now escalates from the current 25 percent (20 percent effective rate) to a maximum rate of 45 percent (31 percent effective rate) of the realized value for exported barrels as WTI prices per barrel increase from less than $32.00 to $45.00 and above. The export tax is not deducted in the calculation of royalty payments and expires in February 2007. Given the number of governmental changes during 2004 affecting the realized price the Company receives for its oil sales, no specific predictions can be made about the future of oil prices in Argentina, however, in the short term, the Company expects Argentine oil realizations to be less than oil realizations in the United States.

     As a result of economic emergency law enacted by the Argentine government in January 2002, the Company's gas prices, expressed in U.S. dollars, have also fallen in proportion to the devaluation of the Argentine peso since the end of 2001 due to the pesofication of contracts and freezing of gas prices at the wellhead required by that law. As a baseline, the Company's 2001 realized Argentine gas price was $1.31 per Mcf as compared to $.48, $.56 and $.66 in 2002, 2003 and 2004, respectively.

     The unfavorable gas price has acted to discourage gas development activities and increased gas demand. Without development of gas reserves in
Argentina, supplies of gas in the country have declined, while demand for gas has been increasing due to the resurgence of the Argentine economy and the higher cost of alternative fuels. Recently, gas exports to Chile were curtailed at the direction of the Argentine government and Argentina entered into an agreement to import gas from Bolivia at prices starting at approximately $2.00 per Mcf (at the border), including transportation costs. In May 2004, pursuant to a decree, the Argentine government approved measures to permit producers to renegotiate gas sales contracts, excluding those that could affect small residential customers, in accordance with scheduled price increases specified in the decree. The wellhead prices in the decree rise from a current range of $.61 to $.78 per Mcf to a range of $.87 to $1.04 per Mcf after July 1, 2005, depending on the region where the gas is produced. No further gas price increases beyond July 2005 have been allowed for in the current decree. Other than an expectation that gas prices will be permitted to increase gradually over time, as has already been demonstrated by the governing authorities, no specific predictions can be made about the future of gas prices in Argentina, however, the Company expects Argentine gas realizations to be less than gas realizations in the United States.

     See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for further discussion of commodity prices in Argentina.

     Interest and other income. The Company recorded interest and other income totaling $14.1 million, $12.3 million and $11.2 during the years ended December 31, 2004, 2003 and 2002, respectively. The Company's interest and other income was comprised of revenue that was not directly attributable to oil and gas producing activities or oil and gas property divestitures. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding interest and other income.

     Gain on disposition of assets. During the years ended December 31, 2004, 2003 and 2002, the Company completed asset divestitures for net proceeds of $1.7 million, $35.7 million and $118.9 million, respectively. Associated therewith, the Company recorded gains on disposition of assets of $39 thousand, $1.3 million and $4.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     The net cash proceeds from asset divestitures during the years ended December 31, 2004, 2003 and 2002 were used, together with net cash flows provided by operating activities, to fund additions to oil and gas properties and to reduce outstanding indebtedness. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Oil and gas production costs. The Company recorded production costs of $345.5 million, $254.8 million and $192.1 million during the years ended December 31, 2004, 2003 and 2002, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production taxes and ad valorem taxes are directly related to commodity price changes. Total production costs per BOE increased during the year ended December 31, 2004 by 11 percent as compared to 2003. The increase in total production costs per BOE during 2004 as compared to 2003 is primarily attributable to increases in production volumes and a greater proportion of those volumes coming from the Sable oil field in South Africa, the Devils Tower oil and gas field in the deepwater Gulf of Mexico and, to a lesser extent, the new production added with the Evergreen merger which are higher operating cost properties.

     Total production costs per BOE decreased during 2003 by three percent as compared to 2002, primarily due to decreases in per BOE ad valorem taxes and workover expenses, partially offset by increases in per BOE lease operating expenses and production taxes. The increase in per BOE lease operating expenses was due to the strengthening of both the Argentine peso and the Canadian dollar, Argentine inflation and higher average lifting costs incurred on South African Sable oil field production, while the increase in per BOE production taxes primarily resulted from increases in North American gas prices and world oil prices. The decrease in per BOE ad valorem taxes is primarily due to the incremental production from the deepwater Gulf of Mexico, Argentina, South Africa and Tunisia fields which are not subject to ad valorem taxes.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the years ended December 31, 2004, 2003 and 2002:

                                                           Year Ended December 31,
                                                      ----------------------------------
                                                       2004         2003          2002
                                                      -------      -------       -------
     Lease operating expenses.....................    $  3.86      $  3.42       $  3.40
     Taxes:
       Ad valorem ................................        .42          .41           .56
       Production.................................        .64          .64           .56
     Workover expenses............................        .23          .15           .26
                                                       ------       ------        ------
           Total production costs.................    $  5.15      $  4.62       $  4.78
                                                       ======       ======        ======

                                                           Year Ended December 31,
                                                      ----------------------------------
                                                       2004         2003          2002
                                                      -------      -------       -------
     Total production costs:
       United States..............................    $  5.11      $  4.68       $  5.23
       Argentina..................................    $  2.99      $  2.78       $  1.75
       Canada.....................................    $ 10.64      $  9.92       $  8.09
       Africa.....................................    $  7.37      $  3.99       $   -
       Worldwide..................................    $  5.15      $  4.62       $  4.78

     As previously discussed, the Company changed its method of reporting field fuel usage during the fourth quarter of 2004. Accordingly, the production costs and related per unit measures of all presented periods have been adjusted in accordance with the new method of reporting field fuel.

     Depletion, depreciation and amortization expense. The Company's total DD&A expense was $8.56, $7.09 and $5.39 per BOE for the years ended December 31, 2004, 2003 and 2002, respectively. Depletion expense, the largest component of DD&A, was $8.37, $6.92 and $5.17 per BOE during the years ended December 31, 2004, 2003 and 2002, respectively, and depreciation and amortization of other property and equipment was $.19, $.17 and $.22 per BOE during each of the respective years. During 2004 and 2003, the increase in per BOE depletion expense was due to a greater proportion of the Company's production being derived from higher cost-basis deepwater Gulf of Mexico and South African developments and downward revisions to proved reserves in Canada in 2003.

     The following table provides depletion expense per BOE by geographic area for the years ended December 31, 2004, 2003 and 2002:

                                                               Year Ended December 31,
                                                      ----------------------------------
                                                       2004         2003          2002
                                                      -------      -------       -------
                                                                                    >
     Depletion expense:
       United States..............................    $  8.61      $  7.08       $  4.85
       Argentina..................................    $  5.56      $  4.96       $  5.00
       Canada.....................................    $ 10.93      $  9.98       $  8.36
       Africa.....................................    $ 11.19      $ 10.69       $   -
       Worldwide..................................    $  8.37      $  6.92       $  5.17

     Impairment of oil and gas properties. The Company reviews its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. During the year ended December 31, 2004, the Company recognized a noncash impairment charge of $39.7 million to reduce the carrying value of its Gabonese Olowi field assets as development of the discovery was canceled. See "Critical Accounting Estimates" above and Notes B and T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information pertaining to the Company's accounting policies regarding assessments of impairment and the Gabonese Olowi field impairment, respectively.

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs totaled $181.7 million, $132.8 million and $85.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense by geographic area for the years ended December 31, 2004, 2003 and 2002:

                                                                                      Africa
                                                   United                               and
                                                   States     Argentina     Canada     Other       Total
                                                  --------    ---------    --------   --------   ----------
                                                                        (in thousands)
Year ended December 31, 2004:
   Geological and geophysical costs..........     $ 51,731    $ 11,718     $  4,047   $ 14,833   $  82,329
   Exploratory dry holes.....................       39,328       7,213       11,811     24,460      82,812
   Leasehold abandonments and other..........        7,925       4,475        4,142          6      16,548
                                                   -------     -------      -------    -------    --------
                                                  $ 98,984    $ 23,406     $ 20,000   $ 39,299   $ 181,689
                                                   =======     =======      =======    =======    ========
Year ended December 31, 2003:
   Geological and geophysical costs..........     $ 40,783    $  7,689     $  4,426   $  3,903   $  56,801
   Exploratory dry holes.....................       27,015       2,672       10,963     20,250      60,900
   Leasehold abandonments and other..........        4,934       7,715        2,302        108      15,059
                                                   -------     -------      -------    -------    --------
                                                  $ 72,732    $ 18,076     $ 17,691   $ 24,261   $ 132,760
                                                   =======     =======      =======    =======    ========
Year ended December 31, 2002:
   Geological and geophysical costs..........     $ 22,761    $  4,138     $  3,544   $  7,223   $  37,666
   Exploratory dry holes.....................       32,557       3,294        1,220       (539)     36,532
   Leasehold abandonments and other..........        7,637       2,874        1,077        108      11,696
                                                   -------     -------      -------    -------    --------
                                                  $ 62,955    $ 10,306     $  5,841   $  6,792   $  85,894
                                                   =======     =======      =======    =======    ========

     The increase in 2004 exploration, abandonments, geological and geophysical expense, as compared to 2003, was primarily due to a $25.5 million increase in geological and geophysical expenditures and a $21.9 million increase in dry hole expense. The increase in geological and geophysical expenditures during 2004 as compared to 2003 was primarily due to expenditures supportive of exploration activities in the deepwater Gulf of Mexico, Alaska, Argentina and Africa. Significant components of the Company's dry hole expense during 2004 included $27.7 million and $10.5 million on the Company's deepwater Gulf of Mexico Juno and Myrtle Beach prospects, respectively, $19.0 million on the Company's Gabonese Olowi prospect and $5.8 million on the Company's Bravo prospect offshore Equatorial Guinea. During 2004, the Company drilled and evaluated 103 exploration/extension wells, 58 of which were successfully completed as discoveries. During 2003, the Company drilled and evaluated 87 exploration/extension wells, 42 of which were successfully completed as discoveries.

     The increase in 2003 exploration, abandonments, geological and geophysical expense, as compared to 2002, was primarily due to increased geological and geophysical expenditures supportive of exploration activities in the Gulf of Mexico and Alaska and a $24.4 million increase in exploratory dry hole expense. The increase in exploratory dry hole expense during 2003 as compared to 2002 was primarily due to an increase in Canadian exploratory drilling activities and three unsuccessful wells drilled in South Africa and one unsuccessful well drilled in Tunisia.

     General and administrative expenses. The Company's general and administrative expenses totaled $80.5 million ($1.20 per BOE), $60.5 million ($1.10 per BOE) and $48.4 million ($1.21 per BOE) during the years ended December 31, 2004, 2003 and 2002, respectively. The increase in general and administrative expense during 2004, as compared to 2003, was primarily due to increases in administrative staff, including staff increases associated with the Evergreen merger, and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and employees during the three years ended December 31, 2004.

     The increase in general and administrative expense during 2003, as compared to 2002, was primarily due to increases in administrative staff and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and key employees during 2003 and 2002.

     Accretion of discount on asset retirement obligations. During the years ended December 31, 2004 and 2003, the Company recorded accretion of discount on asset retirement obligations of $8.2 million and $5.0 million, respectively. The provisions of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") require that the accretion of discount on asset retirement obligations be classified in the consolidated statement of operations separate from interest expense. Prior to 2003 and the adoption of SFAS 143, the Company classified accretion of discount on asset retirement obligations as a component of interest expense. The Company's interest expense during the year ended December 31, 2002 included $2.6 million of accretion of discount on asset retirement obligations that was calculated prior to the adoption of SFAS 143 based on asset retirement obligations recorded in purchased business combinations. See Notes B and M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's adoption of SFAS 143.

     The increase in accretion of discount on asset retirement obligations for 2004 as compared to 2003 was primarily due to the increase in future plugging and abandonment obligations related to new wells in the deepwater Gulf of Mexico, Tunisia and South Africa and fourth quarter accretion of discount on asset retirement obligations associated with the Evergreen merger.

     Interest expense. Interest expense was $103.4 million, $91.4 million and $95.8 million during the years ended December 31, 2004, 2003 and 2002, respectively, while the weighted average interest rate on the Company's indebtedness for the year ended December 31, 2004 was 5.4 percent as compared to
5.3 percent and 5.7 percent for the years ended December 31, 2003 and 2002, respectively, taking into account the effect of interest rate derivatives. The increase in interest expense for 2004 as compared to 2003 was primarily due to an $8.0 million decrease in interest rate hedge gains, a $3.4 million decrease in capitalized interest as the Company completed its major development projects in the Gulf of Mexico and South Africa, increased borrowings under the Company's lines of credit, primarily as a result of the Evergreen merger, and the assumption of $300 million of notes in connection with the Evergreen merger.

     The decrease in interest expense for 2003 as compared to 2002 was primarily due to (i) $4.8 million of interest savings associated with the July 2002 repayment of a $45.2 million West Panhandle gas field capital obligation which bore interest at an annual rate of 20 percent; (ii) $4.1 million of incremental savings from the Company's interest rate hedging program; a $2.6 million decrease in accretion expense (see "Accretion of discount on asset retirement obligations", above); and (iii) lower underlying market interest rates and outstanding debt. Partially offsetting the decreases in interest expense was a $6.8 million decrease in interest capitalized during 2003 as compared to 2002 due to the completion of the Canyon Express and Falcon area development projects.

     During July 2004, the Company exchanged $526.8 million of three existing series of senior notes for a like principal amount of New Notes and cash. In accordance with GAAP, the Company accounted for the debt exchange during the third quarter of 2004 as a replacement of the exchanged debt and began amortizing a $109.0 million payment made in conjunction with the debt exchange which represented the market value of the exchanged senior notes in excess of their stated value, along with the unamortized carrying values attributable to the issuance costs, discounts and deferred hedge gains and losses of the exchanged debt, as adjustments of interest expense over the term of the New Notes.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt, the July 2004 note exchange and interest expense.

     Other expenses. Other expenses were $33.7 million during the year ended December 31, 2004, as compared to $21.3 million during 2003 and $39.6 million during 2002. See Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a detailed description of the components included in other expenses. The increase in other expense for 2004 as compared to 2003 was primarily due to incremental contingency adjustments of $11.8 million. The decrease in other expense for 2003 as compared to 2002 was primarily due to a decrease of $20.9 million in losses on early extinguishment of debt.

     Income tax provisions (benefits). The Company recognized consolidated income tax provisions of $166.4 million during the year ended December 31, 2004, consolidated income tax benefits of $64.4 million during 2003 and consolidated income tax provisions of $5.1 million during 2002. The Company's consolidated income tax provisions in 2004 were comprised of a $3.1 million current United States federal, state and local tax provisions, a $22.2 million current foreign income tax provision, $143.8 million of deferred United States federal, state and local tax provisions and $2.7 million of deferred foreign tax benefits.

     The Company's consolidated tax benefits in 2003 were comprised of a $.1 million current United States federal tax provision, an $11.1 million current foreign income tax provision, $76.3 million of deferred United States federal, state and local tax benefits and $.7 million of deferred foreign tax provisions. The 2003 deferred United States federal, state and local tax benefits include a $197.7 million benefit from the reversal of the Company's valuation allowances against United States deferred tax assets. The Company's consolidated tax provision for 2002 was comprised of current United States state and local taxes of $.2 million, current foreign taxes of $2.1 million and deferred foreign tax provisions of $2.8 million.

     The Company's 34.7 percent effective tax rate for the year ended December 31, 2004 is lower than the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to the deferred tax benefit recognized associated with the Company's cancellation of the development of its Olowi field in Gabon. See Notes Q and T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion regarding the Company's reversal of its United States deferred tax valuation allowances during 2003 and the Company's decision to cancel its development of the Olowi field in Gabon.

     See "Critical Accounting Estimates" above and Note Q of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's tax position.

     Cumulative effect of change in accounting principle. The Company adopted the provisions of SFAS 143 on January 1, 2003 and recognized a $15.4 million benefit from the cumulative effect of change in accounting principle, net of $1.3 million of deferred income taxes.

Capital Commitments, Capital Resources and Liquidity

     Capital commitments. The Company's primary needs for cash are for exploration, development and acquisitions of oil and gas properties, repayment of contractual obligations and working capital obligations. Funding for exploration, development and acquisitions of oil and gas properties and repayment of contractual obligations may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital resources" below. Generally, funding for the Company's working capital obligations is provided by internally-generated cash flows.

     Payments for acquisitions, net of cash acquired. The Company paid $880.4 million of cash, net of $12.1 million of cash acquired, to complete the Evergreen merger during 2004. As noted above, the Company also assumed $300 million principal amount of Evergreen notes and other current and noncurrent obligations associated with the Evergreen merger. As is further discussed in "Financing activities", below, and in Notes C and F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data", the Company financed the cash costs of the merger with a new $900 million 364-Day Credit Agreement (the "364-Day Credit Agreement").

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the years ended December 31, 2004, 2003 and 2002 totaled $615.9 million, $688.1 million and $614.7 million, respectively. The Company's 2004 and 2003 expenditures for additions to oil and gas properties were internally funded by $1.1 billion and $763.7 million, respectively, of net cash provided by operating activities. The Company's 2002 expenditures for additions to oil and gas properties were funded by $332.2 million of net cash provided by operating activities, $118.9 million of proceeds from the disposition of assets and a portion of the proceeds from the issuance of 11.5 million shares of the Company's common stock during April 2002.

     The Company strives to maintain its indebtedness at reasonable levels in order to provide sufficient financial flexibility to take advantage of future opportunities. The Company's capital budget for 2005 is expected to range from $900 million to $950 million. The Company believes that net cash provided by operating activities during 2005 will be sufficient to fund the 2005 capital expenditures budget as well as reduce long-term debt to achieve a targeted debt to book capitalization of less than 35 percent and fund the Company's 2005 dividends. For additional information regarding the Company's plans for 2005, see "2005 Outlook and Activities" above.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities and, during 2005, the VPP obligations. From time to time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2004, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) $57.1 million of undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments and (iv) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments.

     The following table summarizes by period the payments due by the Company for contractual obligations estimated as of December 31, 2004:

                                                           Payments Due by Year
                                            ----------------------------------------------------
                                                          2006 and     2008 and
                                               2005         2007          2009       Thereafter
                                            ---------    ----------    ---------    ------------
                                                             (in thousands)
     Long-term debt (a).................    $ 130,950    $  832,075    $ 378,000     $1,151,579
     Operating leases (b)...............       56,365        83,115       32,647         13,214
     Drilling commitments (c)...........       10,468         7,957          -              -
     Derivative obligations (d).........      224,403       131,940       50,352            511
     Other liabilities (e)..............       44,541        65,099       40,401         61,833
     Transportation commitments (f).....       58,622       119,697      118,929        287,021
                                             --------     ---------     --------      ---------
                                            $ 525,349    $1,239,883    $ 620,329     $1,514,158
                                             ========     =========     ========      =========

------------
(a)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data". The amounts included in the table above represent principal maturities only.
(b)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial  Statements and Supplementary  Data".
(c) Drilling commitments represent future minimum expenditure commitments under contracts that the Company was a party to on December 31, 2004 for drilling rig services and well commitments.
(d) Derivative obligations represent net liabilities for oil and gas commodity derivatives that were valued as of December 31, 2004. These liabilities include $.2 million of current assets and $.9 million of long-term liabilities that are fixed in amount and are not subject to continuing market risk. The ultimate settlement amounts of the remaining portions of the Company's derivative obligations are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative obligations.
(e) The Company's other liabilities represent current and noncurrent other liabilities that are comprised of benefit obligations, litigation and environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Notes H, J and M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's post retirement benefit obligations, litigation contingencies and asset retirement obligations, respectively.
(f) Transportation commitments represent estimated transportation fees on gas throughput commitments. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's transportation commitments.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments in 2005.

     Operating activities. Net cash provided by operating activities during the years ended December 31, 2004, 2003 and 2002 were $1.1 billion, $763.7 million and $332.2 million, respectively. Net cash provided by operating activities in 2004 increased by $340.9 million, or 45 percent, as compared to that of 2003. The increase in 2004 was primarily due to increased production volumes and higher commodity prices as compared to 2003. Net cash provided by operating activities in 2003 increased by $431.4 million, or 130 percent, as compared to that of 2002. The increase in 2003 was primarily due to increased production volumes and higher commodity prices as compared to 2002.

     Investing activities. Net cash used in investing activities during the years ended December 31, 2004, 2003 and 2002 were $1.5 billion, $662.3 million and $508.1 million, respectively. The $869.2 million increase in cash used in investing activities during 2004 as compared to 2003 was primarily due to $880.4 million paid, net of cash acquired, in conjunction with the Evergreen merger. The $154.2 million increase in cash used in investing activities during 2003 as compared to 2002 was primarily due to a $73.4 million increase in additions to oil and gas properties and an $83.2 million decrease in proceeds from disposition of assets. The cash proceeds from asset divestitures during 2003 were used to reduce outstanding indebtedness. See "Results of Operations", above, and Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Financing activities. Net cash provided by financing activities totaled $414.3 million and $170.9 million during the years ended December 31, 2004 and 2002, respectively. During the year ended December 31, 2003, financing activities used $91.7 million of net cash. The increase in net cash provided by financing activities in 2004 as compared to 2003 was primarily due to borrowings on the Company's lines of credit to finance the cash consideration paid in conjunction with the Evergreen merger offset by excess operating cash flows being used to repay borrowings on the Company's lines of credit and the $109.0 million paid in conjunction with the exchange of the Company's senior notes discussed below. During 2004, financing activities were comprised of $553.4 million of net principal borrowings on long-term debt, $54.3 million of payments of other noncurrent liabilities, $26.6 million of dividends paid and $92.3 million of treasury stock purchases, partially offset by $35.1 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. During 2003, financing activities were comprised of $105.5 million of net principal payments on long-term debt, $14.1 million of payments of other noncurrent liabilities, $2.8 million of payments for deferred loan fees and $2.3 million of treasury stock purchases, partially offset by $33.0 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. During 2002, the Company's financing activities were comprised of $236.0 million of proceeds, net of issuance costs, from the sale of 11.5 million shares of the Company's common stock; $48.0 million of net borrowings of long-term debt; and $14.4 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases, partially offset by $124.2 million of payments of other noncurrent liabilities and $3.3 million of payments for debt issuance costs.

     Over the three-year period ended December 31, 2004, the Company has entered into financing transactions with the intent of reducing its cost of capital and increasing liquidity through the extension of debt maturities. During 2004, the Company accepted tenders to exchange $117.9 million, $275.1 million and $133.8 million in principal amount of its 8 1/4% senior notes due 2007, 9-5/8% senior notes due 2010 and 7.50% senior notes due 2012 (collectively, the "Old Notes"), respectively, for a like principal amount of New Notes and cash. The exchange of the Old Notes for the New Notes reduces the Company's future cash interest expense incurred and extended the associated debt maturities.

     During  September  2004,  the  Company  entered  into  the  364-Day  Credit
Agreement that was used to finance the cash consideration associated with the Evergreen merger. Borrowings under the 364-Day Credit Agreement may, at the option of the Company, be designated to bear interest based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis point or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin that is based on a grid of the Company's debt rating (75 basis points per annum at December 31, 2004). Effective February 4, 2005, the Company requested that commitments under the 364-Day Credit Agreement be reduced by $250 million to $650 million. Also in connection with the Evergreen merger, the Company assumed $100 million of 4.75% Senior Convertible Notes due 2021 (the "Convertible Notes") and $200 million of 5.875% Senior Subordinated Notes due 2012 (the "EVG 5.875% Notes"). During
October 2004, the Company issued a Notice of Change of Control, Offer to Purchase, and the Consent Solicitation Statement (the "Notice") (i) notifying holders of the EVG 5.875% Notes of their right to require the Company to repurchase their EVG 5.875% Notes pursuant to the terms set forth in the Notice and (ii) soliciting consents to proposed amendments to the indenture governing the EVG 5.875% Notes (the "Consent Solicitation"). A majority of the holders of the EVG 5.875% Notes approved the Consent Solicitation which had the effect of
(i) eliminating the subordination of the right of payment on the EVG 5.875% Notes, (ii) amending certain restrictive covenants applicable to the EVG 5.875% Notes so that they are the same as the restrictive covenants governing the Company's other senior notes and (iii) amending provisions that suspend other restrictive covenants when the EVG 5.875% Notes receive certain investment grade ratings. Associated with the Offer to Purchase, the Company accepted tenders for and redeemed $5.5 million of the EVG 5.875% Notes. As a result of the Evergreen merger, the Convertible Notes are redeemable at any time at the option of the holders. If the holders of the Convertible Notes do not redeem the Convertible Notes prior to December 20, 2006, the Company intends to exercise its rights under the indenture and redeem the Convertible Notes on such date for cash, common stock or a combination thereof. See Notes F and K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplemental Data" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for more information about the Company's debt instruments and interest rate hedging activities.

     The Company's future debt level is dependent primarily on net cash provided by operating activities, proceeds from financing activities and proceeds generated from asset dispositions. The Company believes it has substantial borrowing capacity, which has been further enhanced during 2005 by the use of the VPP net proceeds to reduce outstanding indebtedness, to meet any unanticipated cash requirements, and during low commodity price periods, the Company has the flexibility to increase borrowings and/or modify its capital spending to meet its contractual obligations and maintain its debt ratings. During 2005, $131.0 million of the Company's 8-7/8% senior notes due 2005 (the "8-7/8% Notes") will mature and the 364-Day Credit Agreement will have its first anniversary. The Company intends to initially utilize unused borrowing capacity under its 364-Day Credit Agreement to repay the 8-7/8% Notes and to transfer outstanding borrowings, if any, under the 364-Day Credit Agreement to the Company's Revolving Credit Agreement on its first anniversary. The Company also intends to refinance, under its Revolving Credit Agreement, the cash component of a redemption price associated with any redemption of the Convertible Notes prior to December 2006, should redemptions occur. Accordingly, the Company's Consolidated Balance Sheet does not reflect any current portion of long-term debt as of December 31, 2004.

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

     Liquidity. The Company's principal source of short-term liquidity is its revolving lines of credit. Outstanding borrowings under the lines of credit totaled $828 million as of December 31, 2004. Including $49.3 million of undrawn and outstanding letters of credit under the lines of credit, the Company had $722.7 million of unused borrowing capacity as of December 31, 2004.

     Book capitalization and current ratio. The Company's book capitalization at December 31, 2004 was $5.2 billion, consisting of debt of $2.4 billion and stockholders' equity of $2.8 billion. Consequently, the Company's debt to book capitalization decreased to 45.7 percent at December 31, 2004 from 46.9 percent at December 31, 2003. As more fully discussed in "2005 Outlook and Activities" above, the Company has targeted a range for debt to book capitalization of less than 35 percent by the end of 2005. The Company's ratio of current assets to current liabilities was .57 at December 31, 2004 as compared to .48 at December 31, 2003. The improvement in the Company's ratio of current assets to current liabilities was primarily due to increases in oil and gas receivables due to higher commodity prices.

     Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's Investor Services, Inc. ("Moody's") and are subject to regular reviews. The Company's debt is currently rated BBB- with a negative outlook by S&P and Baa3 with a negative outlook by Moody's, both of which are investment- grade ratings. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. There are no "ratings triggers" in any of the Company's contractual obligations that would accelerate the related scheduled maturities should the Company's ratings fall below certain levels. If the Company were to be downgraded by either S&P or Moody's, it could negatively impact the interest rate and fees on existing indebtedness and the Company's ability to obtain additional financing or the interest rate and fees associated with additional financing.

New Accounting Pronouncement

     On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS

123"). SFAS 123(R) supersedes Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and amends Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123.
However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and based on the requirements of SFAS 123 for all awards granted to employees prior to the adoption date of SFAS 123(R) that remain unvested on the adoption date.
o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

The Company has elected to adopt the provisions of SFAS 123(R) on July 1, 2005 using the modified prospective method.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expenses associated with employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method could have a significant impact on the Company's future result of operations, although it will have no impact on the Company's overall financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures in Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data". The adoption of SFAS 123(R) will have no effect on the Company's outstanding restricted stock awards. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2004, will result in future compensation charges to general and administrative expenses of approximately $1.8 million during the period from July 1, 2005 through December 31, 2005, and approximately $1.1 million during 2006.

     The Company has an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to annually purchase the Company's common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on the Company's financial position, future results of operations or liquidity. Historically, the ESPP compensatory amounts have been nominal. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the ESPP.

     SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6.6 million and $14.7 million during the years ended December 31, 2004 and 2003, respectively. The Company did not recognize any such tax benefits during 2002.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2004 and 2003, and from which the Company may incur future gains or losses from changes in market interest rates, foreign exchange rates or commodity prices.

Although certain derivative contracts that the Company was a party to did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The fair value of the Company's derivative contracts are determined based on counterparties' estimates and valuation models. The Company did not change its valuation method during the year ended December 31, 2004. During 2004, the Company was a party to commodity and interest rate swap contracts and commodity collar contracts. See Note K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative contracts, including deferred gains and losses on terminated derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2004:

                                                      Derivative Contract Assets (Liabilities)
                                                      ---------------------------------------
                                                                      Interest
                                                       Commodity        Rate         Total
                                                      -----------     --------     ----------
                                                                   (in thousands)
                                                                                      >
       Fair value of contracts outstanding
         as of December 31, 2003...................   $ (201,422)     $    -       $ (201,422)
       Fair value of Evergreen contracts assumed...      (52,115)          -          (52,115)
       Changes in contract fair values (a).........     (444,125)      (10,638)      (454,763)
       Contract maturities.........................      292,475        (2,167)       290,308
       Contract terminations.......................       (1,359)       12,805         11,446
                                                       ---------       -------      ---------
       Fair value of contracts outstanding
         as of December 31, 2004...................   $ (406,546)     $    -       $ (406,546)
                                                       =========       =======      =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

Quantitative Disclosures

     Interest rate sensitivity. The following tables provide information about other financial instruments that the Company was a party to as of December 31, 2004 and 2003 and that are or were sensitive to changes in interest rates. For debt obligations, the tables present maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2004 and 2003. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on January 31, 2005.

                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2004

                                                                                                                  Liability
                                                     Year Ending December 31,                                    Fair Value at
                                -----------------------------------------------------------------                December 31,
                                  2005       2006       2007       2008       2009     Thereafter     Total          2004
                                --------   --------   --------   --------   --------   ----------   ----------   -----------
                                                                       (in thousands, except interest rates)
Total Debt:
  Fixed rate principal
    maturities (a)............  $130,950   $    -     $ 32,075   $350,000   $    -     $1,151,579   $1,664,604   $(1,846,110)
    Weighted average
      interest rate (%).......      6.46       6.40       6.39       7.04       7.04         7.04
  Variable rate maturities....  $    -     $800,000   $    -     $ 28,000   $    -     $      -     $  828,000   $  (828,000)
    Average interest rate (%).      3.89       4.77       5.13       5.49        -            -

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2003

                                                                                                                   Liability
                                                      Year Ending December 31,                                   Fair Value at
                                -----------------------------------------------------------------                December 31,
                                  2004       2005       2006       2007       2008     Thereafter      Total         2003
                                --------   --------   --------   --------   --------   ----------   ----------   -----------
                                                              (in thousands, except interest rates)
Total Debt:
  Fixed rate principal
     maturities (a)...........  $    -     $130,950   $    -     $150,000   $350,000    $739,169    $1,370,119   $(1,549,026)
    Weighted average
      interest rate (%).......      7.93       7.86       7.83       7.81       8.34        8.37
  Variable rate maturities....  $    -     $    -     $    -     $    -     $160,000    $    -      $  160,000   $  (160,000)
    Average interest rate (%).      2.87       4.28       5.27       5.91       6.28        -

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

     Foreign exchange rate sensitivity. There were no outstanding foreign exchange rate hedge derivatives at December 31, 2004 and 2003.

     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil and gas prices as of December 31, 2004 and 2003. As of December 31, 2004 and 2003, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     Commodity hedge instruments. The Company hedges commodity price risk with derivative contracts, such as swap and collar contracts. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices for the Company on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price.

     See Notes B, E and K of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2004

                                                                                                              Liability
                                                      Year Ending December 31,                              Fair Value at
                               -------------------------------------------------------------------------    December 31,
                                 2005      2006      2007      2008     2009     2010     2011     2012         2004
                               -------   -------   -------   -------   ------   ------   ------   ------    ------------
                                                                                                           (in thousands)
Oil Hedge Derivatives (a):
  Average daily notional Bbl
   volumes:
    Swap contracts (b).......   27,000    14,500    17,000    21,000    3,500    1,000    2,000    2,000    $  (261,111)
     Weighted average fixed
      price per Bbl..........  $ 27.97   $ 34.12   $ 32.59   $ 30.72   $36.48   $36.10   $35.93   $35.86
    Collar contracts.........      -       3,500       -         -        -        -        -        -      $    (2,278)
     Weighted average ceiling
      price per Bbl..........  $   -     $ 41.95   $   -     $   -     $  -     $  -     $  -     $  -
     Weighted average floor
      price per Bbl..........  $   -     $ 35.00   $   -     $   -     $  -     $  -     $  -     $  -
  Average forward NYMEX
    oil prices (c)...........  $ 48.58   $ 45.26   $ 43.08   $ 41.01   $40.36   $39.91   $39.71   $39.51

---------------
(a)  See Note K of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter.
(b) Subsequent to December 31, 2004, the Company conveyed to the purchaser of the Spraberry VPP the following oil swap contracts which were included in the schedule above: (i) 4,500 Bbls per day of 2006 oil sales at a weighted average fixed price per Bbl of $39.53, (ii) 4,000 Bbls per day of 2007 oil sales at a weighted average fixed price per Bbl of $38.14, (iii) 4,000 Bbls per day of 2008 oil sales at a weighted average fixed price per Bbl of $37.15, (iv) 3,500 Bbls per day of 2009 oil sales at a weighted average fixed price per Bbl of $36.48, (v) 1,000 Bbls per day of 2010 oil sales at a weighted average fixed price per Bbl of $36.10, (vi) 2,000 Bbls per day of 2011 oil sales at a weighted average fixed price per Bbl of $35.93 and
     (vii) 2,000 Bbls per day of 2012 oil sales at a weighted average fixed price per Bbl of $35.86.
(c) The average forward NYMEX oil prices are based on February 18, 2005 market quotes.


                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2003

                                                                                                      Liability
                                                           Year Ending December 31,                 Fair Value at
                                             ----------------------------------------------------   December 31,
                                               2004       2005       2006       2007       2008          2003
                                             --------   --------   --------   --------   --------   -------------
                                                                                                    (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes:
    Swap contracts........................     18,973     17,000      5,000      1,000      5,000      $(50,240)
    Weighted average fixed price per Bbl..   $  25.84   $  24.93   $  26.19   $  26.00   $  26.09
    Average forward NYMEX oil prices (a)..   $  30.12   $  28.03   $  27.09   $  26.55   $  26.60

---------------
(a) The average forward NYMEX oil prices are based on January 30, 2004 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2004

                                                                                                    Liability
                                                         Year Ending December 31,                 Fair Value at
                                           ----------------------------------------------------   December 31,
                                             2005       2006       2007       2008       2009          2004
                                           --------   --------   --------   --------   --------   -------------
                                                                                                  (in thousands)
Gas Hedge Derivatives (a):
  Average daily notional MMBtu
   volumes (b):
    Swap contracts (c)...................   284,055    103,534     55,000     30,000     25,000    $ (142,858)
      Weighted average fixed price per
         MMBtu...........................  $   5.22   $   4.68   $   4.69   $   5.06   $   4.72
    Collar contracts.....................       -        5,000        -          -          -      $     (299)
      Weighted average ceiling price per
         MMBtu...........................  $    -     $   7.15   $    -     $    -     $    -
      Weighted average floor price per
         MMBtu...........................  $    -     $   5.25   $    -     $    -     $    -
    Average forward NYMEX gas
      prices (d).........................  $   6.29   $   6.47   $   6.14   $   5.81   $   5.50

--------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note K of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter.
(c) Subsequent to December 31, 2004, the Company conveyed to the purchaser of the Hugoton VPP the following gas swap contracts which were included in the table above: (i) 9,151 MMBtu per day 2005 gas sales at a weighted average fixed price per MMBtu of $6.17, (ii) 33,534 MMBtu per day 2006 gas sales at a weighted average fixed price per MMBtu of $5.78, (iii) 30,000 MMBtu per day 2007 gas sales at a weighted average fixed price per MMBtu of $5.32,
     (iv) 25,000 MMBtu per day 2008 gas sales at a weighted average fixed price per MMBtu of $5.00 and (v) 25,000 MMBtu per day of 2009 gas sales at a weighted average fixed price per MMBtu of $4.72.
(d) The average forward NYMEX gas prices are based on February 18, 2005 market quotes.


                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2003

                                                                                                  Liability
                                                             Year Ending December 31,           Fair Value at
                                                      --------------------------------------    December 31,
                                                        2004       2005      2006      2007          2003
                                                      --------   -------   -------   -------    -------------
                                                                                                (in thousands)
Gas Hedge Derivatives (a):
  Average daily notional MMBtu volumes:
   Swap contracts...................................   283,962    60,000    70,000    20,000    $ (151,182)
      Weighted average fixed price per MMBtu........  $   4.16   $  4.24   $  4.16   $  3.51
   Average forward NYMEX gas prices (b).............  $   4.66   $  5.04   $  4.74   $  4.60

--------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b) The average forward NYMEX gas prices are based on January 30, 2004 market quotes.

Qualitative Disclosures

     Non-derivative financial instruments. The Company is a borrower under fixed rate and variable rate debt instruments that give rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. See Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's debt instruments.

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

     Foreign currency, operations and price risk. International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. Pioneer currently has international operations in Africa, Argentina and Canada, which represent nine, seven and five percent of the Company's 2004 revenues, respectively. Pioneer continues to identify and evaluate other international opportunities. As a result of such foreign operations, Pioneer's financial results could be affected by factors such as changes in foreign currency exchange rates, weak economic conditions or changes in political climates in these foreign countries.

     The Company's international operations may be adversely affected by political and economic instability, changes in the legal and regulatory environment and other factors. For example:

       o local political and economic developments could restrict or increase the cost of Pioneer's foreign operations,
       o exchange controls and currency fluctuations could result in financial losses,
       o royalty and tax increases and retroactive tax claims could increase costs of Pioneer's foreign operations,
       o expropriation of the Company's property could result in loss of revenue, property and equipment,
       o civil uprising, riots, terrorist attacks and wars could make it impractical to continue operations, resulting in financial losses,
       o import and export regulations and other foreign laws or policies could result in loss of revenues,
       o repatriation levels for export revenues could restrict the availability of cash to fund operations outside a particular foreign country and
       o laws and policies of the U.S. affecting foreign trade, taxation and investment could restrict Pioneer's ability to fund foreign operations or may make foreign operations more costly.

     Pioneer does not currently maintain political risk insurance. Pioneer evaluates on a country-by-country basis whether obtaining political risk coverage is necessary and may add such insurance in the future if the Company believes it is prudent.

     Africa. Pioneer's operations in Africa are in South Africa, Tunisia, Gabon and Equatorial Guinea. The Company views the operating environment in these African nations as stable and the economic stability as good. While the values of the various African nations' currencies do fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with Pioneer's African operations would not have a material impact on the Company's results of operations given that such operations are closely tied to oil prices which are denominated in U.S. dollars.

     Argentina. During the decade of the 1990s, Argentina's government pursued free market policies, including the privatization of state-owned companies, deregulation of the oil and gas industry, tax reforms to equalize tax rates for domestic and foreign investors, liberalization of import and export laws and the lifting of exchange controls. The cornerstone of these reforms was the 1991 convertibility law that established an exchange rate of one Argentine peso to one U.S. dollar. These policies were successful as evidenced by the elimination of inflation and substantial economic growth during the early to mid-1990s. However, throughout the decade, the Argentine government failed to balance its fiscal budget, incurring repeated significant fiscal deficits that by the end of 2001 resulted in the accumulation of $130 billion of debt.

     During 2001, Argentina found itself in a critical economic situation with the combination of high levels of external indebtedness, a financial and banking system in crisis, a country risk rating that had reached levels beyond the historical norm, a high level of unemployment and an economic contraction that had lasted four years.

     Late in 2001, the country was unable to obtain additional funding from the International Monetary Fund. Economic instability increased, resulting in substantial withdrawals of cash from the Argentine banking system over a short period of time. The government was forced to implement monetary restrictions and placed limitations on the transfer of funds out of the country without the authorization of the Central Bank of the Republic of Argentina. President De la Rua and his entire administration were forced to resign in the face of public dissatisfaction. After his resignation in December 2001, there was, for a few weeks, a revolving door of presidents that were appointed to office by Argentina's Congress, but quickly resigned in reaction to public outcry. Eduardo Duhalde was appointed President of Argentina in January 2002 to hold office until the 2003 Presidential election.

     In January 2002, the government defaulted on a significant portion of Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which, among other things, overturned the long standing, but unsustainable, convertibility plan. The government adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impact the Company. First, a tax on the value of hydrocarbon exports was established effective March 1, 2002. The second provision was the requirement that domestic commercial transactions, or contracts, for sales in Argentina that were previously denominated in U.S. dollars be converted to pesos (i.e., pesofication) at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on gas prices at the wellhead. With the price of gas pesofied and frozen, the U.S. dollar-equivalent price of gas in Argentina fell in direct proportion to the level of devaluation.

     The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in significant devaluation of the peso. By September 30, 2002, the peso-to-U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter of 2002, Argentina's economy has shown signs of stabilization. At December 31, 2004, the peso-to-U.S. dollar exchange rate was 2.98:1.

     In Argentina, unlike Pioneer's other operating areas, there have been significant factors that have kept the commodity prices, in general, below those of the world markets and may continue to do so. The following is a discussion of the matters affecting Argentine commodity prices:

       o Oil Prices - In January 2002, the Argentine government devalued the peso and enacted an emergency law that, in part, required certain contracts that were previously payable in U.S. dollars to be payable in pesos. Subsequently, in February 2002, the Argentine government announced a 20 percent tax on oil exports, effective March 1, 2002. The tax is limited by law to a term of no more than five years. The export tax is not deducted in the calculation of royalty payments. Domestic Argentine oil sales, while valued in U.S. dollars, are now being paid in pesos. Export oil sales continue to be valued and paid in U.S. dollars.

           In January 2003, at the Argentine government's request, oil producers and refiners agreed to cap amounts payable for certain domestic sales at $28.50 per Bbl which remained in effect through April 2004. The producers and refiners further agreed that the difference between the actual price and the capped price would be payable once actual prices fall below the $28.50 cap. Subsequently the terms were modified such that while the $28.50 per Bbl payable cap was in place, the refiners would have no obligation to pay producers for sales values that exceeded $36.00 per Bbl. Initially, the refiners and producers also agreed to discount U.S. dollar-denominated oil prices at 90 percent prior to converting to pesos at the current exchange rate for the purpose of invoicing and settling oil sales to Argentine refiners. In May 2004, refiners and producers changed the discount percentage from 90 percent for all price levels to 86 percent if WTI was equal to or less than $36 per Bbl and 80 percent if WTI exceeded $36 per Bbl. All the oil prices are adjusted for normal quality differentials prior to applying the discount.

           In May 2004, the Argentine government increased the export tax from 20 percent to 25 percent. This tax is applied on the sales value after the tax, thus, the net effect of the 20 percent and 25 percent rates is 16.7 percent and 20 percent, respectively. In August 2004, the Argentine government further increased the export tax rates for oil exports. The export tax now escalates from the current 25 percent

           (20 percent effective rate) to a maximum rate of 45 percent (31 percent effective rate) of the realized value for exported barrels as WTI prices per barrel increase from less than $32.00 to $45.00 and above.

           During 2002 and 2003, the Company exported approximately 29 percent and five percent, respectively, of its Argentine oil production. Associated therewith, the Company incurred oil export taxes of $2.2 million and $1.2 million for 2002 and 2003, respectively. During 2004, the Company did not export any of its Argentine oil production. As noted above, the export tax has also had the effect of decreasing internal Argentine oil revenues (not only export revenues) by the taxes levied. The U.S. dollar equivalent value for domestic Argentine oil sales has generally moved toward parity with the U.S. dollar-denominated export values, net of the export tax. The adverse impact of this tax has been partially offset by the net cost savings resulting from the devaluation of the peso on peso-denominated costs such as labor. Given the number of governmental changes during 2004 affecting the realized price the Company receives for its oil sales, no specific predictions can be made about the future of oil prices in Argentina, however, in the short term, the Company expects Argentine oil realizations to be less than oil realizations in the United States.

       o Gas Prices - The Company sells its gas to Argentine customers pursuant to (a) peso-denominated contracts, (b) long-term dollar-denominated contracts and (c) spot market sales. As a result of economic emergency law enacted by the Argentine government in January 2002, the Company's gas prices, expressed in U.S. dollars, have fallen in proportion to the devaluation of the Argentine peso since the end of 2001 due to the pesofication of contracts and the freezing of gas prices at the wellhead required by that law. As a baseline, the Company's 2001 realized gas price was $1.31 per Mcf as compared to $.48, $.56 and $.66 in 2002, 2003 and 2004, respectively.

           The unfavorable gas price has acted to discourage gas development activities and increased gas demand. Without development of gas reserves in Argentina, supplies of gas in the country have declined, while demand for gas has been increasing due to the resurgence of the Argentine economy and the higher cost of alternative fuels. Recently, gas exports to Chile were curtailed at the direction of the Argentine government and Argentina entered into an agreement to import gas from Bolivia at prices starting at approximately $2.00 per Mcf (at the border), including transportation costs. In May 2004, pursuant to a decree, the Argentine government approved measures to permit producers to renegotiate gas sales contracts, excluding those that could affect small residential customers, in accordance with scheduled price increases specified in the decree. The wellhead prices in the decree rise from a current range of $.61 to $.78 per Mcf to a range of $.87 to $1.04 per Mcf after July 2005, depending on the region where the gas is produced. No further gas price increases beyond July 2005 have been allowed for in the current decree. Other than an expectation that gas prices will be permitted to increase gradually over time, as has already been demonstrated by the governing authorities, no specific predictions can be made about the future of gas prices in Argentina, however, the Company expects Argentine gas realizations to be less than gas realizations in the United States.

     Canada. The Company views the operating environment in Canada as stable and the economic stability as good. A portion of the Company's Canadian revenues and substantially all of its costs are denominated in Canadian dollars. While the value of the Canadian dollar does fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's results of operations.

     As of December 31, 2004, the Company's primary risk exposures associated with financial instruments to which it is a party include oil and gas price volatility, volatility in the exchange rates of the Canadian dollar and Argentine peso vis a vis the U.S. dollar and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2004.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

                                                                          Page

Consolidated Financial Statements of Pioneer Natural Resources Company:
   Report of Independent Registered Public Accounting Firm...........      56
   Consolidated Balance Sheets as of December 31, 2004 and 2003......      57
   Consolidated Statements of Operations for the Years Ended
      December 31, 2004, 2003 and 2002...............................      58
   Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2004, 2003 and 2002.........................      59
   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2004, 2003 and 2002...............................      60
   Consolidated Statements of Comprehensive Income (Loss) for the
      Years Ended December 31, 2004, 2003 and 2002...................      61
   Notes to Consolidated Financial Statements........................      62
   Unaudited Supplementary Information...............................     105

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM



The Board of Directors and Stockholders of
Pioneer Natural Resources Company:

     We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2005 expressed an unqualified opinion thereon.

     As discussed in Note B to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."


                                                               Ernst & Young LLP


Dallas, Texas
February 17, 2005

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 December 31,
                                                                           ------------------------
                                                                              2004          2003
                                                                           ----------    ----------
                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................  $    7,257    $   19,299
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $7,348 and
      $4,727 as of December 31, 2004 and 2003, respectively..............     207,696       111,033
    Due from affiliates..................................................       2,583           447
  Inventories............................................................      40,332        17,509
  Prepaid expenses.......................................................      10,822        11,083
  Deferred income taxes..................................................      33,980        40,514
  Other current assets:
    Derivatives..........................................................         209           423
    Other, net of allowance for doubtful accounts of $4,486
      as of December 31, 2004 and 2003...................................       9,320         4,807
                                                                            ---------     ---------
        Total current assets.............................................     312,199       205,115
                                                                            ---------     ---------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
    Proved properties....................................................   7,654,181     4,983,558
    Unproved properties..................................................     470,435       179,825
  Accumulated depletion, depreciation and amortization...................  (2,243,549)   (1,676,136)
                                                                            ---------     ---------
        Total property, plant and equipment..............................   5,881,067     3,487,247
                                                                            ---------     ---------
Deferred income taxes....................................................       2,963       192,344
Goodwill.................................................................     315,880           -
Other property and equipment, net........................................      78,696        28,080
Other assets:
  Derivatives............................................................         -             209
  Other, net of allowance for doubtful accounts of $92
    as of December 31, 2004 and 2003.....................................      56,436        38,577
                                                                            ---------     ---------
                                                                           $6,647,241    $3,951,572
                                                                            =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
    Trade................................................................  $  205,153    $  177,614
    Due to affiliates....................................................      10,898         8,804
  Interest payable.......................................................      45,735        37,034
  Income taxes payable...................................................      13,520         5,928
  Other current liabilities:
    Derivatives..........................................................     224,612       161,574
    Other................................................................      44,541        38,798
                                                                            ---------     ---------
      Total current liabilities..........................................     544,459       429,752
                                                                            ---------     ---------
Long-term debt...........................................................   2,385,950     1,555,461
Derivatives..............................................................     182,803        48,825
Deferred income taxes....................................................     526,189        12,121
Other liabilities and minority interests.................................     176,060       145,641
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
    145,644,828 and 119,665,784 shares issued at December 31, 2004
    and 2003, respectively...............................................       1,456         1,197
  Additional paid-in capital.............................................   3,705,286     2,734,403
  Treasury stock, at cost; 813,166 and 378,012 shares at December 31,
    2004 and 2003, respectively..........................................     (27,793)       (5,385)
  Deferred compensation..................................................     (22,558)       (9,933)
  Accumulated deficit....................................................    (634,146)     (887,848)
  Accumulated other comprehensive income (loss):
    Net deferred hedge losses, net of tax................................    (241,350)     (104,130)
    Cumulative translation adjustment....................................      50,885        31,468
                                                                            ---------     ---------
      Total stockholders' equity.........................................   2,831,780     1,759,772
Commitments and contingencies
                                                                            ---------     ---------
                                                                           $6,647,241    $3,951,572
                                                                            =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                      Year Ended December 31,
                                                               -------------------------------------
                                                                  2004          2003          2002
                                                               ----------    ----------    ---------
Revenues and other income:
  Oil and gas...............................................   $1,832,663    $1,273,871    $ 694,355
  Interest and other........................................       14,074        12,292       11,222
  Gain on disposition of assets, net........................           39         1,256        4,432
                                                                ---------     ---------     --------
                                                                1,846,776     1,287,419      710,009
                                                                ---------     ---------     --------
Costs and expenses:
  Oil and gas production....................................      345,504       254,750      192,145
  Depletion, depreciation and amortization..................      574,874       390,840      216,375
  Impairment of oil and gas properties......................       39,684           -            -
  Exploration and abandonments..............................      181,689       132,760       85,894
  General and administrative................................       80,528        60,545       48,402
  Accretion of discount on asset retirement obligations.....        8,210         5,040          -
  Interest..................................................      103,387        91,388       95,815
  Other.....................................................       33,687        21,320       39,602
                                                                ---------     ---------     --------
                                                                1,367,563       956,643      678,233
                                                                ---------     ---------     --------
Income before income taxes and cumulative effect of change
  in accounting principle...................................      479,213       330,776       31,776
Income tax benefit (provision)..............................     (166,359)       64,403       (5,063)
                                                                ---------     ---------     --------
Income before cumulative effect of change in accounting
  principle.................................................      312,854       395,179       26,713
Cumulative effect of change in accounting principle,
  net of tax................................................          -          15,413          -
                                                                ---------     ---------     --------
Net income..................................................   $  312,854    $  410,592    $  26,713
                                                                =========     =========     ========
Basic earnings per share:
  Income before cumulative effect of change in accounting
     principle..............................................   $     2.50    $     3.37    $     .24
  Cumulative effect of change in accounting principle,
     net of tax.............................................          -             .13          -
                                                                ---------     ---------     --------
  Net income................................................   $     2.50    $     3.50    $     .24
                                                                =========     =========     ========
Diluted earnings per share:
  Income before cumulative effect of change in accounting
     principle..............................................   $     2.46    $     3.33    $     .23
  Cumulative effect of change in accounting principle,
     net of tax.............................................          -             .13          -
                                                                ---------     ---------     --------
  Net income................................................   $     2.46    $     3.46    $     .23
                                                                =========     =========     ========
Weighted average shares outstanding:
     Basic..................................................      125,156       117,185      112,542
                                                                =========     =========     ========
     Diluted................................................      127,488       118,513      114,288
                                                                =========     =========     ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands, except dividends per share)

                                                                                                   Accumulated Other
                                                                                                     Comprehensive
                                                                                                     Income (Loss)
                                                                                                 ---------------------
                                                                                                   Net
                                                                                                 Deferred
                                                                                                  Hedge
                                                                                                  Gains     Cumulative     Total
                                               Additional              Deferred                  (Losses)     Trans-       Stock-
                                     Common     Paid-in     Treasury    Compen-    Accumulated      Net       lation       holders'
                                      Stock     Capital      Stock      sation       Deficit      of tax    Adjustment     Equity
                                     -------   ----------   --------   ---------   -----------   ---------  ----------   ----------
Balance as of January 1, 2002....... $  1,074  $2,462,272   $(48,002)  $     -     $(1,323,343)  $ 201,046   $ (7,658)   $1,285,389

Issuance of common stock............      115     235,885        -           -             -           -           -        236,000
Adjustment to common stock
  issued for 2001 partnership
  acquisitions......................      -          (175)       -           -             -           -           -           (175)
Exercise of long-term incentive
  plan stock options and
  employee stock purchases..........      -           416     15,783         -          (1,810)        -           -         14,389
Deferred compensation:
  Compensation deferred.............        7      16,169        -       (16,176)          -           -           -            -
  Deferred compensation included
    in net income...................      -           -          -         1,884           -           -           -          1,884
Net income..........................      -           -          -           -          26,713         -           -         26,713
Other comprehensive income (loss):
  Net deferred hedge gains
   (losses), net of tax:
     Net deferred hedge losses......      -           -          -           -             -      (181,628)        -       (181,628)
     Net hedge gains included in
       net income...................      -           -          -           -             -       (12,424)        -        (12,424)
     Tax benefits related to net
       hedge losses.................      -           -          -           -             -         2,561         -          2,561
  Translation adjustment............      -           -          -           -             -           -         2,188        2,188
                                       ------   ---------    -------    --------    ----------    --------     -------    ---------
Balance as of December 31, 2002.....    1,196   2,714,567    (32,219)    (14,292)   (1,298,440)      9,555      (5,470)   1,374,897
                                       ------   ---------    -------    --------    ----------    --------     -------    ---------
Exercise of long-term incentive
  plan stock options and employee
  stock purchases...................        1       4,100     29,183         -             -           -           -         33,284
Purchase of treasury stock..........      -           -       (2,349)        -             -           -           -         (2,349)
Tax benefits related to
  stock-based compensation..........      -        14,666        -           -             -           -           -         14,666
Deferred compensation:
  Compensation deferred.............      -         1,070        -        (1,070)          -           -           -            -
  Deferred compensation included in
    net income......................      -           -          -         5,429           -           -           -          5,429
Net income..........................      -           -          -           -         410,592         -           -        410,592
Other comprehensive income (loss):
  Net deferred hedge losses,
   net of tax:
     Net deferred hedge losses......      -           -          -           -             -      (282,165)        -       (282,165)
     Net hedge losses included in
       net income...................      -           -          -           -             -       117,416         -        117,416
     Tax benefits related to net
       hedge losses.................      -           -          -           -             -        51,064         -         51,064
  Translation adjustment............      -           -          -           -             -           -        36,938       36,938
                                       ------   ---------    -------    --------    ----------    --------     -------    ---------
Balance as of December 31, 2003.....    1,197   2,734,403     (5,385)     (9,933)     (887,848)   (104,130)     31,468    1,759,772
                                       ------   ---------    -------    --------    ----------    --------     -------    ---------
Acquisition of Evergreen
  Resources, Inc....................      254     947,334        -        (6,001)          -           -           -        941,587
Dividends declared ($.20 per
  common share).....................      -           -          -           -         (26,557)        -           -        (26,557)
Exercise of long-term incentive
  plan stock options and employee
  stock purchases...................      -        (2,185)    69,848         -         (32,595)        -           -         35,068
Purchase of treasury stock..........      -           -      (92,256)        -             -           -           -        (92,256)
Tax benefits related to
  stock-based compensation..........      -         6,612        -           -             -           -           -          6,612
Deferred compensation:
  Compensation deferred.............        5      19,122        -       (19,127)          -           -           -            -
  Deferred compensation included in
    net income......................      -           -          -        12,503           -           -           -         12,503
Net income..........................      -           -          -           -         312,854         -           -        312,854
Other comprehensive income (loss):
  Net deferred hedge losses,
   net of tax:
     Net deferred hedge losses......      -           -          -           -             -      (443,318)        -       (443,318)
     Net hedge losses included in
       net income...................      -           -          -           -             -       232,758         -        232,758
     Tax benefits related to net
       hedge losses.................      -           -          -           -             -        73,340         -         73,340
  Translation adjustment............      -           -          -           -             -           -        19,417       19,417
                                       ------   ---------    -------    --------    ----------    --------     -------    ---------
Balance as of December 31, 2004..... $  1,456  $3,705,286   $(27,793)  $ (22,558)  $  (634,146)  $(241,350)   $ 50,885   $2,831,780
                                      =======   =========    =======    ========    ==========    ========     =======    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Year Ended December 31,
                                                                  --------------------------------------
                                                                      2004          2003          2002
                                                                  -----------    ----------    ---------
Cash flows from operating activities:
  Net income...................................................   $   312,854    $  410,592    $  26,713
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depletion, depreciation and amortization................       574,874       390,840      216,375
       Impairment of oil and gas properties....................        39,684           -            -
       Exploration expenses, including dry holes...............       146,833        97,690       64,617
       Deferred income taxes...................................       141,072       (75,588)       2,788
       Gain on disposition of assets, net......................           (39)       (1,256)      (4,432)
       Accretion of discount on asset retirement obligations...         8,210         5,040          -
       Noncash interest expense................................       (12,208)      (20,610)      (5,809)
       Commodity hedge related amortization....................       (45,102)      (71,816)      26,490
       Cumulative effect of change in accounting principle,
          net of tax...........................................           -         (15,413)         -
       Amortization of stock-based compensation................        12,503         5,429        1,884
       Other noncash items.....................................        16,913         4,966       29,763
     Change in operating assets and liabilities, net of
      effects from acquisitions:
       Accounts receivable, net................................       (73,376)      (10,983)     (23,922)
       Inventories.............................................       (14,025)       (7,734)       3,023
       Prepaid expenses........................................           974        (5,598)       2,330
       Other current assets, net...............................           262          (602)      (4,166)
       Accounts payable........................................           250        58,603         (342)
       Interest payable........................................         5,533          (424)          48
       Income taxes payable....................................         3,372         5,928         (530)
       Other current liabilities...............................       (14,037)       (5,385)      (2,585)
                                                                   ----------     ---------     --------
          Net cash provided by operating activities............     1,104,547       763,679      332,245
                                                                   ----------     ---------     --------
Cash flows from investing activities:
  Payments for acquisition, net of cash acquired...............      (880,365)          -            -
  Proceeds from disposition of assets..........................         1,709        35,698      118,850
  Additions to oil and gas properties..........................      (615,895)     (688,133)    (614,698)
  Other property additions, net................................       (36,970)       (9,865)     (12,283)
                                                                   ----------     ---------     --------
          Net cash used in investing activities................    (1,531,521)     (662,300)    (508,131)
                                                                   ----------     ---------     --------
Cash flows from financing activities:
  Borrowings under long-term debt..............................     1,157,903       264,725      529,805
  Principal payments on long-term debt.........................      (604,475)     (370,262)    (481,783)
  Common stock issuance proceeds, net of issuance costs........           -             -        236,000
  Payment of other liabilities.................................       (54,252)      (14,055)    (124,245)
  Exercise of long-term incentive plan stock options and
     employee stock purchases..................................        35,068        33,020       14,389
  Purchase of treasury stock...................................       (92,256)       (2,349)         -
  Payment of financing fees....................................        (1,173)       (2,799)      (3,293)
  Dividends paid...............................................       (26,557)          -            -
                                                                   ----------     ---------     --------
          Net cash provided by (used in) financing activities..       414,258       (91,720)     170,873
                                                                   ----------     ---------     --------
Net increase (decrease) in cash and cash equivalents ..........       (12,716)        9,659       (5,013)
Effect of exchange rate changes on cash and cash equivalents...           674         1,150         (831)
Cash and cash equivalents, beginning of year...................        19,299         8,490       14,334
                                                                   ----------     ---------     --------
Cash and cash equivalents, end of year.........................   $     7,257    $   19,299    $   8,490
                                                                   ==========     =========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                      Year ended December 31,
                                                               -------------------------------------
                                                                  2004         2003           2002
                                                               ---------    ----------    ----------
Net income................................................    $  312,854    $  410,592    $   26,713

Other comprehensive loss:
  Net deferred hedge losses, net of tax:
     Net deferred hedge losses............................      (443,318)     (282,165)     (181,628)
     Net hedge losses (gains) included in net income......       232,758       117,416       (12,424)
     Tax benefits related to net hedge losses.............        73,340        51,064         2,561
  Translation adjustment..................................        19,417        36,938         2,188
                                                               ---------     ---------     ---------

        Other comprehensive loss..........................      (117,803)      (76,747)     (189,303)
                                                               ---------     ---------     ---------

Comprehensive income (loss)...............................    $  195,051    $  333,845    $ (162,590)
                                                               =========     =========     =========






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



NOTE A.     Organization and Nature of Operations

     Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, Gabon, South Africa and Tunisia.

     On September 28, 2004, the Company completed a merger with Evergreen Resources, Inc. ("Evergreen"), as set forth in the Agreement and Plan of Merger dated May 3, 2004 (the "Merger Agreement"), that added to the Company's United States and Canadian asset base and expanded its portfolio of development and exploration opportunities in North America. Evergreen's operations were primarily focused on developing and expanding its coal bed methane production from the Raton Basin in southern Colorado.

     In accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), the merger has been accounted for as a purchase of Evergreen by Pioneer. As a result, the historical financial statements for the Company are those of Pioneer, and the Company's Consolidated Balance Sheets present the addition of Evergreen's assets and liabilities as of September 28, 2004. The accompanying Consolidated Statements of Operations and Consolidated Statements of Cash Flows include the financial results of Evergreen since October 1, 2004. See Note C for additional information regarding the Evergreen merger.

NOTE B.     Summary of Significant Accounting Policies

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation, and the Company's interest in the affiliated oil and gas partnerships for which it serves as general partner through certain of its wholly-owned subsidiaries. The Company proportionately consolidates less than 100 percent-owned affiliate partnerships involved in oil and gas producing activities in accordance with industry practice. The Company owns less than a 20 percent interest in the oil and gas partnerships that it proportionately consolidates. All material intercompany balances and transactions have been eliminated.

     Minority interests. As of December 31, 2004, other liabilities and minority interests in the Company's Consolidated Balance Sheet includes $8.7 million of minority interests attributable to outside ownership interests in certain entities acquired in the Evergreen merger. The minority interest in these subsidiaries' net income for the three months ended December 31, 2004 was $.9 million and is included in other expense in the Company's Consolidated Statement of Operations.

     Investments. Investments in unaffiliated equity securities that have a readily determinable fair value are classified as "trading securities" if management's current intent is to hold them for only a short period of time;
otherwise, they are accounted for as "available-for-sale" securities. The Company reevaluates the classification of investments in unaffiliated equity securities at each balance sheet date. The carrying value of trading securities and available-for-sale securities are adjusted to fair value as of each balance sheet date.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Realized gains and losses on the divestiture of available-for-sale securities are determined using the average cost method. The Company had no investments in available-for-sale securities as of December 31, 2004 or 2003.

     Investments in unaffiliated equity securities that do not have a readily determinable fair value are measured at the lower of their original cost or the net realizable value of the investment. The Company had no significant equity security investments that did not have a readily determinable fair value as of December 31, 2004 or 2003.

     Use of estimates in the preparation of financial statements. Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves; commodity price outlooks; foreign laws, restrictions and currency exchange rates; and export and excise taxes. Actual results could differ from the estimates and assumptions utilized.

     Argentina devaluation. Early in January 2002, the Argentine government severed the direct one-to-one U.S. dollar to Argentine peso relationship that had existed for many years. As of December 31, 2004 and 2003, the Company used exchange rates of 2.98 pesos to $1 and 2.93 pesos to $1, respectively, to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries. The remeasurement of the peso-denominated monetary net assets of the Company's Argentine subsidiaries as of December 31, 2004, 2003 and 2002 resulted in a gain of $.2 million and charges of $.3 million and $6.9 million, respectively.

     As a result of certain Argentine stability laws and regulations enacted since the devaluation of the Argentine peso which impact the price the Company receives for the oil and gas it produces, the Company continually reviews its Argentine proved and unproved properties for impairment. Based on estimates of future commodity prices and operating costs, the Company believes that the future cash flows from its oil and gas assets will be sufficient to fully recover its proved property basis. The Company also plans to continue its exploration efforts on all of its remaining unproved acreage. Based upon the Company's improved economic outlook for Argentina, the Company has significantly increased its capital budget for exploration and development activities in 2005 as compared to the capital budgets in 2004 and 2003.

     While the Argentine economic and political situation continues to improve, the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, (i) the realized prices the Company receives for the commodities it produces and sells;
(ii) the timing of repatriations of excess cash flow to the Company's corporate headquarters in the United States; (iii) the Company's asset valuations; (iv) the Company's level of future investments in Argentina; and (v) peso-denominated monetary assets and liabilities. While conditions are improving, numerous uncertainties exist surrounding the ultimate resolution of Argentina's economic and political stability.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The adoption of SFAS 143 resulted in a January 1, 2003 cumulative effect adjustment to record a gain of $15.4 million, net of $1.3 million of deferred tax, as a cumulative effect adjustment of a change in accounting principle in the Company's Consolidated Statements of Operations. See Note M for additional information regarding the Company's asset retirement obligations.

     The following table illustrates the pro forma effect on net income and earnings per share for the years ended December 31, 2003 and 2002 as if the Company had adopted the provisions of SFAS 143 on January 1, 2002.

                                                             Year ended December 31,
                                                           ----------------------------
                                                              2003               2002
                                                           ---------          ---------
                                                      (in thousands, except per share amounts)
       Net income, as reported........................     $ 410,592          $  26,713
       Pro forma adjustments to reflect retroactive
          adoption of SFAS 143........................       (15,413)             4,743
                                                            --------           --------
       Pro forma net income...........................     $ 395,179          $  31,456
                                                            ========           ========
       Net income per share:
          Basic - as reported.........................     $    3.50          $     .24
                                                            ========           ========
          Basic - pro forma...........................     $    3.37          $     .28
                                                            ========           ========
          Diluted - as reported.......................     $    3.46          $     .23
                                                            ========           ========
          Diluted - pro forma.........................     $    3.33          $     .28
                                                            ========           ========

     Cash equivalents. Cash and cash equivalents include cash on hand and depository accounts held by banks.

     Inventories - equipment. Lease and well equipment inventory to be used in future joint operations activities are carried at the lower of cost or market, on a first-in, first-out basis. Total lease and well equipment inventory was $37.9 million and $15.3 million as of December 31, 2004 and 2003, respectively, and is net of valuation reserve allowances of $.4 million and $.6 million as of December 31, 2004 and 2003, respectively.

     Inventories - commodities. Commodities are carried at the lower of average cost or market. When sold from inventory, commodities are removed on a first-in, first-out basis. Total commodity inventory was $2.4 million and $2.2 million as of December 31, 2004 and 2003, respectively.

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

     The Company generally does not carry the costs of drilling an exploratory well as an asset in its Consolidated Balance Sheets for more than one year following the completion of drilling unless the exploratory well finds oil and gas reserves in an area requiring a major capital expenditure and both of the following conditions are met:

       (i) The well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made.
       (ii) Drilling of the additional exploratory wells is under way or firmly planned for the near future.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Due to the capital intensive nature and the geographical location of certain Alaskan, deepwater Gulf of Mexico and foreign projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the projects feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is impaired. See Note D for additional information regarding the Company's suspended exploratory well costs.

     The Company owns interests in 11 natural gas processing plants and five treating facilities. The Company operates seven of the plants and all five treating facilities. The Company's ownership in the natural gas processing plants and treating facilities is primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. The third party revenues generated from the plant and treating facilities for the three years ended December 31, 2004, 2003 and 2002 were $45.9 million, $39.5 million and $28.4 million, respectively. The third party expenses attributable to the plants and treating facilities for the same respective periods were $11.9 million, $11.3 million and $9.3 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.

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

     Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization. Generally, no gain or loss is recognized until the entire amortization base is sold. However, gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the amortization base.

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

     Unproved oil and gas properties are periodically assessed for impairment on a project-by-project basis. The impairment assessment is affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize an impairment loss at that time by recording an allowance.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     Goodwill. As is described in Note C, the Company recorded $324.8 million of goodwill associated with the Evergreen merger. The goodwill was recorded to the Company's United States reporting unit and will be subject to change during the twelve-month period following the merger if the settlement values of monetary assets acquired and liabilities assumed in the merger differ from their estimated values as of September 28, 2004. In accordance with Emerging Issues Task Force ("EITF") Abstract Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44", the Company reduced goodwill by $9.0 million during the fourth quarter of 2004 for tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Evergreen merger to the extent that the stock-based compensation expense reported for tax purposes did not exceed the fair value of the awards recognized as part of the total purchase price. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired.

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

     Revenue recognition. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists;
(ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

     The Company uses the entitlements method of accounting for oil, NGL and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets.

     The Company had no oil or natural gas liquid ("NGL") entitlement assets or liabilities as of December 31, 2004 or 2003. The following table presents the Company's gas entitlement assets and liabilities and their associated volumes as of December 31, 2004 and 2003:

                                                            December 31,
                                                -------------------------------------
                                                      2004                2003
                                                ----------------    -----------------
                                                Amount     MMcf     Amount     MMcf
                                                ------    ------    ------    ------
                                                                ($ in millions)
       Entitlement assets..................     $ 10.4     3,842    $ 10.5     3,929
       Entitlement liabilities.............     $ 14.7    11,859    $ 15.8    14,793

     Derivatives and hedging. The Company follows the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the accounting recognition of all derivative instruments as either assets or liabilities at

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


fair value. Derivative instruments that are not hedges must be adjusted to fair value through net income. Under the provisions of SFAS 133, the Company may designate a derivative instrument as hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk (a "fair value hedge") or as hedging the exposure to variability in expected future cash flows that are attributable to a particular risk (a "cash flow hedge"). Both at the inception of a hedge and on an ongoing basis, a fair value hedge must be expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the periods that a hedge is designated. Similarly, a cash flow hedge must be expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk during the term of the hedge. The expectation of hedge effectiveness must be supported by matching the essential terms of the hedged asset, liability or forecasted transaction to the derivative hedge contract or by effectiveness assessments using statistical measurements. The Company's policy is to assess hedge effectiveness at the end of each calendar quarter.

     Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through net income. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax in the stockholders' equity section of the Company's Consolidated Balance Sheets until such time as the hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in net income.

     See Note K for a description of the specific types of derivative transactions in which the Company participates.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Long-Term Incentive Plan is described more fully in Note H. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Stock-based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the years ended December 31, 2004, 2003 and 2002, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant or were issued in exchange for fully-vested Evergreen options as purchase consideration in the Evergreen merger. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards. See "New accounting pronouncement" below for information regarding the Company's adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") on July 1, 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to stock-based compensation during the years ended December 31, 2004, 2003 and 2002:

                                                                   Year ended December 31,
                                                             ------------------------------------
                                                                2004         2003         2002
                                                             ---------    ---------    ----------
                                                           (in thousands, except per share amounts)
     Net income, as reported..............................   $ 312,854    $ 410,592    $  26,713
     Plus: Stock-based compensation expense included
       in net income for all awards, net of tax (a).......       7,939        3,447        1,884
     Deduct: Stock-based compensation expense
       determined under fair value based method
       for all awards, net of tax (a).....................     (13,985)     (11,429)     (11,691)
                                                              --------     --------     --------
     Pro forma net income.................................   $ 306,808    $ 402,610    $  16,906
                                                              ========     ========     ========
     Net income per share:
       Basic - as reported................................   $    2.50    $    3.50    $     .24
                                                              ========     ========     ========
       Basic - pro forma..................................   $    2.45    $    3.44    $     .15
                                                              ========     ========     ========
       Diluted - as reported..............................   $    2.46    $    3.46    $     .23
                                                              ========     ========     ========
       Diluted - pro forma................................   $    2.41    $    3.40    $     .15
                                                              ========     ========     ========

-----------
(a) For the years ended December 31, 2004 and 2003, stock-based compensation expense included in net income is net of tax benefits of $4.6 million and $2.0 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the years ended December 31, 2004 and 2003 is net of tax benefits of $8.0 million and $6.6 million, respectively. No tax benefits were recognized for the stock-based compensation expense amounts during the year ended December 31, 2002. See Note Q for additional information regarding the Company's income taxes.

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

     The functional currency of the Company's Canadian operations is the Canadian dollar. The financial statements of the Company's Canadian subsidiary entities are translated to U.S. dollars as follows: all assets and liabilities are translated using the exchange rate in effect at the end of each reporting period; revenues and costs and expenses are translated using the average of the exchange rates that were in effect during the period in which the revenues and costs and expenses were recognized. The resulting gains or losses from translating non-U.S. dollar denominated balances are recorded in the accompanying Consolidated Statements of Stockholders' Equity for the period through accumulated other comprehensive income (loss) - cumulative translation adjustment.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table presents the exchange rates used to translate the financial statements of the Company's Canadian subsidiaries in the preparation of the consolidated financial statements as of and for the years ended December 31, 2004, 2003 and 2002:

                                                                            December 31,
                                                                       -----------------------
                                                                       2004     2003     2002
                                                                       -----    -----    -----
     U.S. Dollar from Canadian Dollar - Balance Sheets...............  .8320    .7710    .6362
     U.S. Dollar from Canadian Dollar - Statements of Operations.....  .7699    .7161    .6371

     Reclassifications. Certain reclassifications have been made to the 2003 and 2002 amounts in order to conform with the 2004 presentation. Specifically, the Company reduced oil and gas revenues and production costs by $40.6 million and $23.6 million for the years ended December 31, 2003 and 2002, respectively, to conform with its current treatment of field fuel. During 2004, the Company changed its treatment of field fuel, which is gas consumed to operate field equipment, to exclude the field fuel gas from oil and gas revenues and production costs. The Company also increased oil and gas revenues and production costs by $15.8 million and $16.2 million for the years ended December 31, 2003 and 2002, respectively, to conform with its current treatment of Canadian gas transportation costs. During 2004, the Company changed its treatment of Canadian gas transportation costs to include these costs as a component of oil and gas production costs. In prior years, transportation costs were recorded as a reduction to oil and gas revenues.

     New accounting pronouncement. On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends Statement of Accounting Standards No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than July 1, 2005 and permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation cost is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.
o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

The Company has elected to adopt the provisions of SFAS 123(R) on July 1, 2005 using the modified prospective method.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expenses associated with employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method could have a significant impact on the Company's future result of operations, although it will have no impact on the Company's overall financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures above. The adoption of SFAS 123(R) will have no effect on the Company's unvested outstanding restricted stock awards. The Company estimates that the adoption of SFAS 123(R), based on the outstanding unvested stock options at December 31, 2004, will result in future compensation charges to general and administrative

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


expenses of approximately $1.8 million during the period from July 1, 2005 through December 31, 2005, and approximately $1.1 million during 2006.

     The Company has an Employee Stock Purchase Plan (the "ESPP") that allows eligible employees to annually purchase the Company's common stock at a discount. The provisions of SFAS 123(R) will cause the ESPP to be a compensatory plan. However, the change in accounting for the ESPP is not expected to have a material impact on the Company's financial position, future results of operations or liquidity. Historically, the ESPP compensatory amounts have been nominal. See Note H for additional information regarding the ESPP.

     SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company's future cash provided by operating activities and increase future cash provided by financing activities, to the extent of associated tax benefits that may be realized in the future. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $6.6 million and $14.7 million during the years ended December 31, 2004 and 2003, respectively. The Company did not recognize any such tax benefits during 2002.

NOTE C.     Acquisitions

     Evergreen Merger. On September 28, 2004, Pioneer completed its merger with Evergreen with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer in accordance with SFAS 141. The merger with Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $851.1 million of cash paid, net of $12.1 million of acquired cash, to the Evergreen shareholders at closing. The value of each share of Pioneer was based on the five-day average closing price of Pioneer's common stock surrounding the May 3, 2004 announcement date of the merger, which equaled $32.578 per share. In addition, as consideration for Evergreen's Kansas assets, which were sold to a third party for net proceeds of $20.9 million on September 27, 2004, Evergreen stockholders received an additional cash payment equal to $.48 per Evergreen common share. The cash consideration paid in the merger was financed through borrowings on the Company's new $900 million 364-day senior unsecured revolving credit facility (the "364-Day Credit Agreement"). During the fourth quarter of 2004, the Company paid $29.3 million of transaction costs associated with the merger that were accrued but unpaid on September 28, 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The following table represents the allocation of the total purchase price of Evergreen to the acquired assets and assumed liabilities based upon the fair values assigned to each of the significant assets acquired and liabilities assumed. The fair value of the proved properties was based on the Company's estimate of the present value of the acquired proved reserves. Likewise, the fair value of the unproved properties was estimated by risk-weighting the present value of the acquired probable reserves. Any future adjustments to the allocation of the purchase price are not anticipated to be material to the Company's financial statements.

                                                                                    (in thousands)
                                                                                    --------------
    Fair value of Evergreen's net assets:
      Net working capital, including cash of $12.1 million......................     $   (44,956)
      Proved oil and gas properties.............................................       2,235,935
      Unproved oil and gas properties...........................................         274,917
      Other assets..............................................................          40,506
      Goodwill .................................................................         324,835
      Long-term debt............................................................        (305,500)
      Deferred income tax liabilities...........................................        (657,035)
      Other noncurrent liabilities, including minority interest in subsidiaries.         (33,320)
      Deferred compensation associated with unvested restricted stock awards....           6,001
      Additional paid-in capital (excess fair value of convertible debt attributable
        to equity conversion rights)............................................         (63,500)
                                                                                      ----------
                                                                                     $ 1,777,883
                                                                                      ==========
    Consideration paid for Evergreen's net assets:
      Pioneer common stock issued...............................................     $   826,514
      Cash consideration paid...................................................         863,193
                                                                                      ----------
      Aggregate purchase consideration issued to Evergreen stockholders.........       1,689,707
      Plus:
          Pioneer common stock issuable to holders of unvested restricted stock
            awards upon lapse of restrictions...................................           6,568
          Proceeds from the sale of Kansas properties to be paid to holders of
            unvested restricted stock awards upon lapse of restrictions.........              83
          Exchange of Evergreen employee stock options..........................          51,006
          Estimated direct merger costs incurred................................          30,519
                                                                                      ----------
            Total purchase price................................................     $ 1,777,883
                                                                                      ==========

     Evergreen was a publicly-traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional gas. Evergreen was based in Denver, Colorado and was one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations were principally focused on developing and expanding its coal bed methane field located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western Colorado, the Uinta Basin in eastern Utah and the Western Canada Sedimentary Basin as a result of Evergreen's acquisition of Carbon Energy Corporation on October 29, 2003 (the "Carbon acquisition").

     The merger with Evergreen provided an opportunity for the Company to rebalance its portfolio of long-lived foundation assets by adding Evergreen's long-lived onshore producing asset base and significant low-risk development and extension drilling opportunities. Additionally, the Company's decision to complete the merger was positively impacted by the compatible technical and corporate cultures of Pioneer and Evergreen, Evergreen's substantial acreage position in key growth basins of the United States Rockies area and the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


opportunity to leverage Evergreen's technical expertise in the area of coal bed methane operations, which management believes could have further application in other areas of the United States. These strategic opportunities were among the factors considered when the Company determined its offering price for Evergreen.

     Included in working capital and other assets in the table above is $6.4 million of intangible assets attributable to noncompete agreements executed with three former executive officers of Evergreen, including Mr. Mark Sexton, a director of the Company since the merger and formerly Evergreen's President, Chief Executive Officer and Chairman of the board of directors. The noncompete agreements are being amortized on a straight-line basis as charges to the Company's net income during the two-year period ending September 28, 2006. Additionally, the Company recorded $324.8 million of goodwill associated with the Evergreen merger, which amount represents the excess of the purchase consideration over the net fair value of the identifiable net assets acquired. Based on the expected strategic benefits of the Evergreen merger that are expected to be realized on a reporting unit basis, the goodwill has been recorded as an asset of the Company's United States reporting unit. The goodwill is not expected to be deductible for income tax purposes. The fair values of the monetary assets acquired and liabilities assumed is being monitored during the twelve-month period ending September 28, 2005 and will be adjusted if their settlement values differ from the estimated fair values assigned to them as of September 28, 2004. Forthcoming adjustments of the fair values assigned to acquired monetary assets and liabilities, if required, will change the value assigned to goodwill in the merger.

     The following unaudited pro forma combined condensed financial data for the years ended December 31, 2004 and 2003 were derived from the historical financial statements of Pioneer and Evergreen giving effect to the merger as if the merger and the Carbon acquisition had each occurred on January 1, 2003. The unaudited pro forma combined condensed financial data have been included for comparative purposes only and are not necessarily indicative of the results that might have occurred had the transactions taken place as of the dates indicated and are not intended to be a projection of future results.

                                                                        Year ended December 31,
                                                                    -------------------------------
                                                                       2004                 2003
                                                                    -----------         -----------
                                                               (in thousands, except per share amounts)
     Revenues..................................................     $ 2,029,841         $ 1,547,752
                                                                     ==========          ==========
     Income before cumulative effect of change in
       accounting principle....................................     $   326,132         $   414,925
     Cumulative effect of change in accounting principle,
       net of tax..............................................             -                15,036
                                                                     ----------          ----------
     Net income................................................     $   326,132         $   429,961
                                                                     ==========          ==========
     Basic earnings per share:
       Income before cumulative effect of change
          in accounting principle..............................     $      2.26         $      2.91
       Cumulative effect of change in accounting
          principle, net of tax................................             -                   .11
                                                                     ----------          ----------
       Net income..............................................     $      2.26         $      3.02
                                                                     ==========          ==========
     Diluted earnings per share:
       Income before cumulative effect of change
          in accounting principle..............................     $      2.20         $      2.83
       Cumulative effect of change in accounting
          principle, net of tax................................             -                   .10
                                                                     ----------          ----------
       Net income..............................................     $      2.20         $      2.93
                                                                     ==========          ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

     West Panhandle acquisitions. During July 2002, the Company completed the purchase of the remaining 23 percent of the rights that the Company did not already own in its core area West Panhandle gas field, 100 percent of the related West Panhandle field gathering system and ten blocks surrounding the Company's deepwater Gulf of Mexico Falcon discovery. In connection with these transactions, the Company recorded $100.4 million to proved oil and gas properties, $3.8 million to unproved oil and gas properties and $1.9 million to assets held for resale; retired a capital cost obligation for $60.8 million; settled a $20.9 million gas balancing receivable; assumed trade and environmental obligations amounting to $5.8 million in the aggregate; and paid $140.2 million of cash. The capital cost obligation retired by the Company for $60.8 million represented an obligation for West Panhandle gas field capital additions that was not able to be prepaid and bore interest at an annual rate of 20 percent. The portion of the purchase price allocated to the retirement of the capital cost obligation was based on a discounted cash flow analysis using a market discount rate for obligations with similar terms. The capital cost obligation had a carrying value of $45.2 million, resulting in a loss of $15.6 million from the early extinguishment of this obligation.

     Other acquisitions. During 2004, the Company spent $20.2 million to acquire various additional working interests in the Spraberry field. The Company also spent $16.8 million to acquire acreage in Alaska and $10.5 million in Canada to acquire producing property and undeveloped acreage in southern Alberta. In addition to these acquisitions, the Company spent $43.2 million to acquire producing properties in the United States and unproved properties in the Gulf of Mexico, Canada and Africa. During 2003, in addition to the incremental 25 percent working interest acquired in the Falcon area, the Company spent $30.6 million to acquire producing properties in the Spraberry field and unproved properties in Alaska, the Gulf of Mexico, Argentina, Canada and Tunisia. During 2002, in addition to the Falcon and West Panhandle acquisitions referred to above, the Company spent $25.5 million to acquire additional unproved acreage in the United States, including 34 Gulf of Mexico shelf blocks, six deepwater Gulf of Mexico blocks, a 70 percent working interest in ten state leases on Alaska's North Slope and property interests in other areas of the United States. Also during 2002, the Company acquired unproved and proved oil and gas property interests in Canada for $2.3 million and $.5 million, respectively, and $1.8 million of additional unproved property interests in Tunisia.

NOTE D.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a decision is made that the well has found proved reserves or that it is impaired, in which case the well costs are charged to expense.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The following table reflects the Company's capitalized exploratory well activity during each of the years ended December 31, 2004, 2003 and 2002:

                                                                     Year ended December 31,
                                                             ---------------------------------------
                                                               2004           2003            2002
                                                             ---------      ---------      ---------
                                                                         (in thousands)
     Beginning of year ...................................   $ 108,986      $  71,500      $  52,975
     Additions to exploratory well costs pending the
       determination of proved reserves...................     156,937        216,352         89,128
     Reclassifications to proved reserves.................     (56,639)      (117,966)       (34,072)
     Exploratory well costs charged to expense............     (82,812)       (60,900)       (36,531)
                                                              --------       --------       --------
     End of year .........................................   $ 126,472      $ 108,986      $  71,500
                                                              ========       ========       ========

     The following table provides an aging as of December 31, 2004, 2003 and 2002 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                           December 31,
                                                             ---------------------------------------
                                                                2004           2003           2002
                                                             ---------      ---------      ---------
                                                               (in thousands, except well counts)
     Capitalized exploratory well costs that have been
       capitalized for a period of one year or less......    $  35,046      $  75,120      $  46,020
     Capitalized exploratory well costs that have been
       capitalized for a period greater than one year....       91,426         33,866         25,480
                                                              --------       --------       --------
                                                             $ 126,472      $ 108,986      $  71,500
                                                              ========       ========       ========
     Number of wells that have exploratory well costs
       that have been capitalized for a period greater
       than one year.....................................           10              3              4
                                                              ========        =======       ========

       The following table provides the capitalized exploratory well costs of significant discrete exploration prospects that have been suspended for more than one year as of December 31, 2004, 2003 and 2002:

                                                                          December 31,
                                                             ---------------------------------------
                                                               2004           2003            2002
                                                             ---------      ---------      ---------
                                                                         (in thousands)
     United States:
       Ozona Deep........................................    $  19,462      $  19,003      $     -
       Alaska - Oooguruk.................................       47,083            -              -

     Canada:
       Other.............................................        1,214            -              238

     Africa:
       South African gas project.........................       14,895         14,863         14,790
       Tunisia - Anaguid.................................        8,772            -              -
       Gabon.............................................          -              -           10,452
                                                              --------       --------       --------
       Total.............................................    $  91,426      $  33,866      $  25,480
                                                              ========       ========       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The Company's Ozona Deep exploration well was drilled during 2002 and found quantities of oil believed to be commercial; however, given its location in the Gulf of Mexico, it is necessary to have a signed production handling agreement ("PHA") with infrastructure in the area to insure the economics associated with the discovery prior to doing further appraisal drilling. Pioneer and the operator of Ozona Deep have been diligently engaging potential counterparties to enter into a PHA to bring future production from the discovery to their platform. The Company anticipates entering into a PHA and drilling an appraisal well during 2005.

     During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential costs benefits of a larger scale project. The farm-in was completed during 2004. Along with completing the farm-in agreement, Pioneer obtained access to exploration well and seismic data to help better understand the potential of the discoveries without having to drill additional wells. In late 2004, the Company completed an extensive technical and economic evaluation of the resource potential within this area and authorized a front-end engineering and design study ("FEED study") for the area which is expected to be completed in 2005. If the FEED study confirms favorable development economics, the Company will seek to obtain regulatory approval to develop the field in 2006, targeting first oil sales in 2008. Simultaneously, the Company is working to secure throughput agreements to process the associated potential oil production at a nearby facility should the project be sanctioned.

     During 2001, the Company drilled two South African discovery wells that found quantities of condensate and gas believed to be commercial. During 2004, 2003 and 2002, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with a gas-to-liquids plant in the area to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005 and based on that study, the plant operator has initiated purchase orders for long-lead time infrastructure components. Currently, negotiations are underway to secure a production contract and it is the Company's expectation that the project will be sanctioned in 2005.

     During 2003, the Company drilled two exploration wells on its Anaguid Block in Tunisia which found quantities of condensate and gas believed to be commercial. During 2004, the wells were scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. In 2005, the project operator, along with the Company, has approved extended production tests of the existing wells and the drilling of two additional appraisal wells.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE E.    Disclosures About Fair Value of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003:

                                                                           December 31,
                                                        --------------------------------------------------
                                                                 2004                       2003
                                                        -----------------------    -----------------------
                                                         Carrying      Fair        Carrying       Fair
                                                           Value       Value         Value        Value
                                                        ----------   ----------    ----------   ----------
                                                                         (in thousands)
Derivative contract liabilities:
     Commodity price hedges.........................    $ (406,546)  $ (406,546)   $ (201,422)  $ (201,422)
     Unrealized terminated commodity price hedges...    $     (660)  $     (660)   $   (1,490)  $   (1,490)
     Btu swap contracts.............................    $      -     $      -      $   (6,855)  $   (6,855)
Financial assets:
     Trading securities.............................    $   11,115   $   11,115    $    7,596   $    7,596
     5-1/2% note receivable due 2008................    $    1,786   $    1,786    $    2,086   $    2,086
Financial liabilities - long-term debt:
     Lines of credit................................    $ (828,000)  $ (828,000)   $ (160,000)  $ (160,000)
     8-7/8% senior notes due 2005...................    $ (131,762)  $ (133,078)   $ (135,239)  $ (141,426)
     8-1/4% senior notes due 2007...................    $  (32,520)  $  (35,465)   $ (155,253)  $ (171,188)
     6-1/2% senior notes due 2008...................    $ (350,326)  $ (374,500)   $ (354,497)  $ (378,725)
     9-5/8% senior notes due 2010...................    $  (62,973)  $  (78,672)   $ (350,558)  $ (424,385)
     5-7/8% senior notes due 2012...................    $ (199,687)  $ (203,198)   $      -     $      -
     7-1/2% senior notes due 2012...................    $  (15,157)  $  (18,621)   $ (150,000)  $ (162,990)
     5-7/8% senior notes due 2016...................    $ (415,609)  $ (549,478)   $      -     $      -
     4-3/4% senior convertible notes due 2021 (a)...    $ (100,000)  $ (165,598)   $      -     $      -
     7-1/5% senior notes due 2028...................    $ (249,916)  $ (287,500)   $ (249,914)  $ (270,312)

-------------
(a) Carrying value excludes $63.5 million which was recognized in additional paid-in capital in conjunction with the Evergreen merger for the fair value of the convertible debt attributable to the equity conversion rights. See Note C for information regarding the Evergreen merger.

     Cash and cash equivalents, accounts receivable, other current assets, accounts payable, interest payable and other current liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments.

     Commodity price swap and collar contracts, interest rate swaps and foreign currency swap contracts. The fair value of commodity price swap and collar contracts, interest rate swaps and foreign currency contracts are estimated from quotes provided by the counterparties to these derivative contracts and represent the estimated amounts that the Company would expect to receive or pay to settle the derivative contracts. See Note K for a description of each of these derivatives, including whether the derivative contract qualifies for hedge accounting treatment or is considered a speculative derivative contract.

     Financial assets. The carrying amounts of the trading securities approximates fair value due to the short maturity of these instruments. The fair value of the 5-1/2 percent note receivable due 2008 was determined based on underlying market rates of interest. The current portion of the 5-1/2% note receivable due 2008, amounting to $.4 million as of December 31, 2004 and 2003, is included in other current assets in the Company's Consolidated Balance Sheets. The trading securities and the noncurrent portions of the 5-1/2% note receivable due 2008 are included in other assets in the Company's Consolidated Balance Sheets.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     Long-term debt. The carrying amount of borrowings outstanding under the Company's corporate credit facility approximates fair value because these instruments bear interest at variable market rates. The fair values of each of the senior note issuances were determined based on quoted market prices for each of the issues. See Note F for additional information regarding the Company's long-term debt.

NOTE F.        Long-term Debt

     Long-term debt, including the effects of net deferred fair value hedges gains (losses) and issuance discounts and premiums, consisted of the following components at December 31, 2004 and 2003:

                                                                    December 31,
                                                            ---------------------------
                                                               2004             2003
                                                            ----------      -----------
                                                                 (in thousands)
Outstanding debt principal balances:
    Lines of credit.....................................    $  828,000      $  160,000
    8-7/8% senior notes due 2005........................       130,950         130,950
    8-1/4% senior notes due 2007........................        32,075         150,000
    6-1/2% senior notes due 2008........................       350,000         350,000
    9-5/8% senior notes due 2010........................        64,044         339,169
    5-7/8% senior notes due 2012........................       194,485             -
    7-1/2% senior notes due 2012........................        16,175         150,000
    5-7/8% senior notes due 2016........................       526,875             -
    4-3/4% senior convertible notes due 2021............       100,000             -
    7-1/5% senior notes due 2028........................       250,000         250,000
                                                             ---------       ---------
                                                             2,492,604       1,530,119
Issuance discounts and premiums, net....................      (103,170)         (2,033)
Net deferred fair value hedge gains (losses)............        (3,484)         27,375
                                                             ---------       ---------
     Total long-term debt...............................    $2,385,950      $1,555,461
                                                             =========       =========

     Principal maturities of long-term debt at December 31, 2004 are as follows (in thousands):

             2005.......................................    $  130,950
             2006.......................................    $  800,000
             2007.......................................    $   32,075
             2008.......................................    $  378,000
             2009.......................................    $      -
             Thereafter.................................    $1,151,579

     During the year ending December 31, 2005, $131 million of the Company's 8-7/8% senior notes due 2005 (the "8-7/8 Notes") will mature and the first anniversary of the Company's 364-Day Credit Agreement will occur. The Company intends to initially utilize unused borrowing capacity under its 364-Day Credit Agreement to repay the 8-7/8% Notes and to transfer outstanding borrowings, if any, under the 364-Day Credit Agreement to the Company's five-year unsecured revolving credit agreement (the "Revolving Credit Agreement") on its first anniversary. As a result of the Evergreen merger, the $100 million of 4 3/4% senior convertible notes due 2021 (the "Convertible Notes") are redeemable at any time at the option of the holders. If the holders of the Convertible Notes do not redeem the Convertible Notes prior to December 20, 2006, the Company intends to exercise its rights under the indenture and redeem the Convertible Notes on such date for cash, common stock or a combination thereof. If the holders exercise their rights to redeem the Convertible Notes prior to December 20, 2006, the Company intends to refinance the cash redemption costs with unused borrowing capacity under the Revolving Credit Agreement. The Convertible Notes are reflected in "Thereafter" in the above maturities table. Accordingly, the Company has classified these debt obligations as long-term in its Consolidated Balance Sheet as of December 31, 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     Lines of credit. In December 2003, the Company entered into the Revolving Credit Agreement, as amended, that matures in December 2008. The terms of the Revolving Credit Agreement provide for initial aggregate loan commitments of $700 million from a syndication of participating banks (the "Lenders"). Aggregate loan commitments under the Revolving Credit Agreement may be increased to a maximum aggregate amount of $1 billion if the Lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Revolving Credit Agreement. During June 2004, the Company entered into a first amendment (the "First Amendment") to its Revolving Credit Agreement. As a result of the First Amendment, Pioneer Natural Resources USA, Inc., a wholly-owned subsidiary of the Company ("Pioneer USA"), is no longer a guarantor of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $80 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank (5.25 percent per annum at December 31, 2004) or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis point (2.47 percent per annum at December 31, 2004) or (b) a base Eurodollar rate, substantially equal to the London Interbank Offered Rate ("LIBOR") (2.34 percent per annum at December 31, 2004), plus a margin that is based on a grid of the Company's debt rating (100 basis points per annum at December 31, 2004). Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service. The Company pays commitment fees on the undrawn amounts under the Revolving Credit Agreement based on a grid of the Company's debt rating (.25 percent per annum at December 31, 2004). As of December 31, 2004, the Company had $28 million borrowed under the Revolving Credit Agreement.

     In September 2004, the Company entered into the 364-Day Credit Agreement, as amended, that provided for initial loan commitments of $900 million. The 364-Day Credit Agreement was utilized to finance the Evergreen merger. Borrowings under the 364-Day Credit Agreement may, at the option of the Company, be designated to bear interest based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus 50 basis points or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin that is based on a grid of the Company's debt rating (75 basis points per annum at December 31, 2004). The Company pays commitment fees on the undrawn amounts under the 364-Day Credit Agreement based on grid of the Company's debt rating (.25 percent per annum at December 31, 2004). As of December 31, 2004, the Company had $800 million revolving loans outstanding on the 364-Day Credit Agreement.

     The Revolving Credit Agreement and 364-Day Credit Agreement (collectively the "Lines of Credit") share similar restrictive covenants. Those restrictive covenants include the maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; maintenance of a ratio of total debt to book capitalization less intangible assets (other than intangible oil and gas assets), accumulated other comprehensive income and certain noncash asset write-downs not to exceed .60 to 1.0; and if the Company should fall below an investment grade rating, maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.25 to 1.00. The Company was in compliance with all of its debt covenants as of December 31, 2004.

     As of December 31, 2004, the Company had $57.1 million of undrawn letters of credit, of which $49.3 million were undrawn commitments under the Lines of Credit. The letters of credit outstanding under the Revolving Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, representing the Company's LIBOR margin (100 basis points at December 31, 2004) plus .125 percent. As of December 31, 2004, the Company had unused borrowing capacity of $722.7 million under the Lines of Credit. During February 2005, the Company requested a $250 million reduction in the loan commitments under the 364-Day Credit Agreement to $650 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     In January 2005, the Company amended the Lines of Credit primarily to (i) provide for the Company's ability to enter into volumetric production payment agreements and (ii) to clarify certain definitional matters.

     Senior notes. The Company's senior notes are general unsecured obligations ranking equally in right of payment with all other senior unsecured indebtedness of the Company and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The Company is a holding company that conducts all of its operations through subsidiaries; consequently, the senior notes are structurally subordinated to all obligations of its subsidiaries. Interest on the Company's senior notes is payable semiannually. The indentures of the Company's senior notes provide for subsidiary guarantees equivalent to any such guarantees provided under the Revolving Credit Agreement. Accordingly, the First Amendment also had the effect of removing Pioneer USA as a guarantor of the Company's senior notes.

     On July 15, 2004, the Company accepted tenders to exchange $117.9 million, $275.1 million and $133.8 million in principal amount of its 8 1/4% senior notes due 2007 (the "8 1/4% Notes"), 9-5/8% senior notes due 2010 (the "9- 5/8%
Notes") and 7.50% senior notes due 2012 (the "7.50% Notes" and collectively with the 8 1/4% Notes and the 9- 5/8% Notes, the "Old Notes"), respectively, for a like principal amount of a new series of 5.875% senior notes due 2016 (the "New Notes") and cash. The aggregate exchange price paid to the holders of the tendered notes exceeded their aggregate principal balances by $109.0 million, which amount was paid in cash to holders of the New Notes. In accordance with EITF Abstract Issue No. 96-19, "Debtors Accounting for a Modification or Exchange of Debt Instruments", this amount is being amortized as an increase to the Company's interest expense over the term of the New Notes. In connection with the tenders of the 9-5/8% Notes and the 7.50% Notes, the Company received consents which permanently removed substantially all of the operating restrictions with respect to those notes once certain investment grade ratings were achieved. Associated with the tenders to exchange the Old Notes, the Company incurred direct transaction costs of $2.2 million during the year ended December 31, 2004, which were recorded as charges to other expense in the accompanying Consolidated Statements of Operations.

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

     In connection with the Evergreen merger, the Company assumed the position of Evergreen as the issuer of the Convertible Notes and $200 million of 5.875% Senior Subordinated Notes due 2012 (the "EVG 5.875% Notes"). In addition to a
4.75 percent fixed annual rate of interest, the Company is required to pay contingent interest to the holders of the Convertible Notes. The rate of contingent interest payable in respect to any six-month period equals the greater of (i) a per annum rate equal to five percent of the Company's estimated per annum borrowing rate for senior nonconvertible fixed-rate debt with a maturity date comparable to the Convertible Notes or (ii) .30 percent per annum. In no event may the contingent interest rate exceed .40 percent per annum. The Company is accruing contingent interest on the Convertible Notes at the rate of ..30 per annum.

     The Convertible Notes are due on December 15, 2021 but are redeemable at either the Company's option or the holder's option on other specified dates. As a result of the Evergreen merger, the Convertible Notes are convertible at any time by the holders as discussed in the following paragraph. Holders may also require the Company to repurchase all or part of the Convertible Notes on December 20, 2006, December 15, 2011 or December 15, 2016 at a repurchase price of 100 percent of the principal amount of the Convertible Notes plus accrued and unpaid interest (including contingent interest). On December 20, 2006, the Company may redeem the Convertible Notes in whole or in part in cash, in shares

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


of common stock, or in any combination of cash and common stock. On December 15, 2011 or December 15, 2016, the Company must pay the repurchase price in cash. The Company, currently, intends to exercise its rights under the indenture and redeem the Convertible Notes on December 20, 2006, if the Convertible Notes have not been redeemed by the holders.

     Each $25.00 principal balance outstanding under the Convertible Notes is convertible into .58175 shares of the Company's common stock plus $19.98 per share, which includes Evergreen Kansas properties proceeds (as an example, each $1,000 of Convertible Notes principal would exchange for 23.27 shares of the Company's common stock plus $799 of cash). The portion of the Convertible Notes exchangeable into the Company's common stock is included in the computation of the Company's average diluted shares outstanding.

     The EVG 5.875% Notes assumed in the Evergreen merger are due on March 15, 2012 with interest payable on March 15 and September 15 of each year. The EVG 5.875% Notes were unsecured senior subordinated indebtedness, were subordinated in right of payment to all of the Company's existing and future senior indebtedness, and ranked equally in right of payment with all of the Company's future senior unsecured subordinated indebtedness. Prior to March 15, 2007, the Company may redeem up to 35 percent of the original principal amount of the EVG 5.875% Notes with the net cash proceeds of one or more equity offerings at a redemption price of 105.875 percent of the principal amount of the EVG 5.875% Notes, plus accrued and unpaid interest. On or after March 15, 2008, the Company may redeem all or a portion of the EVG 5.875% Notes at redemption prices ranging from 102.938 percent to 100 percent of the principal amount, as provided by the indenture for the EVG 5.875% Notes. The EVG 5.875% Notes also contain provisions for redemption at the holders' option upon the occurrence of certain future events, including a change in control. During October 2004, the Company, pursuant to the indenture for the EVG 5.875% Notes, commenced an offer, in connection with the change of control of Evergreen (the "Change of Control Offer"), to repurchase any or all of the EVG 5.875% Notes at a purchase price in cash equal to 101 percent of the principal amount of the EVG 5.875% Notes, plus accrued and unpaid interest. The Change of Control Offer expired on November 10, 2004. In addition to the Change of Control Offer, during October 2004 the Company solicited consents to proposed amendments to the EVG 5.875% Notes indenture to:

       o eliminate the subordination of the right of payment on the EVG 5.875% Notes to the payment in full of all existing and future senior indebtedness of Pioneer;

       o amend restrictive covenants applicable to the EVG 5.875% Notes so that they are the same as the restrictive covenants in the Company's senior notes that were originally issued as high-yield notes; and

       o amend the provisions of the EVG 5.875% Notes that suspend the restrictive covenants when the EVG 5.875% Notes have certain investment grade ratings so that those provisions are the same as the suspension and permanent-elimination provisions in Pioneer's senior notes that were originally issued as high-yield notes.

Holders of a majority in outstanding principal amount of the EVG 5.875% Notes approved the proposed amendments on October 29, 2004. As a result, the EVG 5.875% Notes are no longer subordinated.

     As of December 31, 2004, the aggregate carrying value of the Company's senior notes was net of $3.5 million of unamortized net deferred hedge losses realized from terminated fair value hedge interest rate swap contracts. As of December 31, 2003, the aggregate carrying value of the Company's senior notes included $27.4 million of incremental carrying value attributable to unamortized net deferred hedge gains. See Note K for additional information regarding terminated fair value hedge interest rate swap contracts.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     Early extinguishment of debt and capital cost obligation. In conjunction with the Change of Control Offer, the Company repurchased $5.5 million of the EVG 5.875% Notes during 2004. The Company recognized $.1 million of other income associated with these debt extinguishments.

     During 2003, the Company repurchased $5.1 million of its 8-7/8 percent senior notes and repaid its former revolving credit agreement prior to its scheduled maturity. The Company recognized $1.5 million of charges to other expense associated with these debt extinguishments.

     During 2002, the Company repurchased $47.1 million of the 9-5/8% Notes, $13.9 million of the 8-7/8 percent senior notes and repaid a $45.2 million capital cost obligation. The Company recognized a charge to other expense of $22.3 million associated with these debt extinguishments.

     Interest expense. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2004, 2003 and 2002:

                                                                             Year Ended December 31,
                                                                     ---------------------------------------
                                                                       2004           2003            2002
                                                                     ---------      ---------      ---------
                                                                                 (in thousands)
     Cash payments for interest...................................   $ 110,135      $ 117,870      $ 113,827
     Accretion/amortization of discounts or premiums on loans.....       3,683          2,873          5,488
     Amortization of net deferred hedge gains (see Note K)........     (19,220)       (26,114)       (14,108)
     Amortization of capitalized loan fees........................       2,059          2,528          2,436
     Kansas ad valorem tax (see Note J)...........................          65            103            375
     Argentina accrued tax liability..............................       1,205            -              -
     Net change in accruals.......................................       7,476           (424)            48
                                                                      --------       --------       --------
       Interest incurred..........................................     105,403         96,836        108,066
       Less capitalized interest..................................      (2,016)        (5,448)       (12,251)
                                                                      --------       --------       --------
          Total interest expense..................................   $ 103,387      $  91,388      $  95,815
                                                                      ========       ========       ========

NOTE G.     Related Party Transactions

     Activities with affiliated partnerships. The Company, through a wholly-owned subsidiary, serves as operator of properties in which it and its affiliated partnerships have an interest. Accordingly, the Company receives producing well overhead, drilling well overhead and other fees related to the operation of the properties. The affiliated partnerships also reimburse the Company for their allocated share of general and administrative charges. Reimbursements of fees are recorded as reductions to general and administrative expenses in the Company's Consolidated Statements of Operations.

     The  activities  with  affiliated   partnerships  are  summarized  for  the
following related party transactions for the years ended December 31, 2004, 2003 and 2002:

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                        2004      2003      2002
                                                                       ------    ------    ------
                                                                            (in thousands)
     Receipt of lease operating and supervision charges in
        accordance with standard industry operating agreements.....    $1,458    $1,473    $1,495
     Reimbursement of general and administrative expenses..........    $  193    $  148    $  127

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



NOTE H.     Incentive Plans

Retirement Plans

     Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Board of Directors approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. The Company will provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $.9 million, $.9 million and $.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     401(k) plan. The Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. The 401(k) Plan was formed by the merger of the Pioneer Natural Resources USA, Inc. 401(k) Plan and the Pioneer Natural Resources USA, Inc. Matching Plan on January 1, 2002. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount of not less than two percent nor more than 30 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's basic compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, their Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins with the participant's date of hire. During the years ended December 31, 2004, 2003 and 2002, the Company recognized compensation expense of $5.4 million, $4.5 million and $4.1 million, respectively, as a result of Matching Contributions.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table calculates the number of shares or options available for grant under the Company's Long- Term Incentive Plan as of December 31, 2004 and 2003:

                                                                                 December 31,
                                                                          --------------------------
                                                                             2004            2003
                                                                          -----------    -----------
  Shares outstanding, net of treasury stock.............................  144,831,662    119,287,772
  Outstanding awards exercisable or exercisable within 60 days..........    4,526,415      3,279,024
                                                                          -----------    -----------
                                                                          149,358,077    122,566,796
  Maximum shares/options allowed under the Long-Term Incentive Plan.....   14,935,808     12,256,680
  Less:  Outstanding awards under the Long-Term Incentive Plan..........   (4,790,028)    (5,534,037)
         Outstanding awards under predecessor incentive plans...........   (1,838,543)      (417,052)
                                                                          -----------    -----------
  Shares/options available for future grant.............................    8,307,237      6,305,591
                                                                          ===========    ===========

     Stock option  awards.  Prior to 2004, the Company had a program of awarding semiannual stock options to its employees. The Company also gives its non-employee directors a choice to receive (i) 100 percent restricted stock,
(ii) 100 percent stock options, (iii) 100 percent cash, or (iv) a combination of 50/50 of any two, as their annual compensation. This program provides for stock option awards at an exercise price based upon the closing sales price of the Company's common stock on the day prior to the date of grant. Stock option awards vest over an 18-month or three-year schedule and provide a five-year exercise period from each vesting date. Non-employee directors' stock options vest quarterly and provide for a five-year exercise period from each vesting date. The Company granted 1,353,988 and 1,643,212 options under the Long-Term Incentive Plan during the years ended December 31, 2003 and 2002, respectively.

     In accordance with the Merger Agreement, on September 28, 2004, the Company assumed fully-vested options to purchase 2,384,657 shares of the Company's common stock at various exercise prices, the weighted average price per share of which was $11.18. The assumed options were outstanding awards to Evergreen employees when the Evergreen merger occurred.

     During 2004, the Company's stock-based compensation philosophy shifted its emphasis from the awarding of stock options to restricted stock awards. There were no options granted under the Long-Term Incentive Plan during the year ended December 31, 2004.

     Restricted stock awards. During the year ended December 31, 2004, the Company assumed 214,186 restricted stock units in exchange for Evergreen restricted stock units outstanding on September 28, 2004 and issued 630,937 restricted shares of the Company's common stock as compensation to directors, officers and employees of the Company.

     The Company recorded $6.0 million of deferred compensation for future expected service associated with certain of the restricted stock units assumed from Evergreen. The deferred compensation is being amortized as charges to compensation expense over the periods in which the restrictions on the units lapse.

     During the years  ended  December  31, 2003 and 2002,  the  Company  issued
77,625 and 654,445 restricted shares of the Company's common stock, respectively. The restricted share awards were issued as compensation to directors, officers and key employees of the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The Company recorded $19.1 million, $1.1 million and $16.2 million of deferred compensation associated with restricted stock awards in the stockholders' equity section during the years ended December 31, 2004, 2003 and 2002, respectively. Such amounts will be amortized to compensation expense over the vesting periods of the awards. During the years ended December 31, 2004, 2003 and 2002, amortization of restricted stock awards increased the Company's compensation expense by $12.5 million, $5.4 million and $1.9 million, respectively.

     The following table reflects the outstanding restricted stock awards as of December 31, 2004, 2003 and 2002 and activity related thereto for the years then ended:

                                                            Year Ended December 31,
                                      -------------------------------------------------------------------
                                               2004                  2003                  2002
                                      ---------------------   --------------------   --------------------
                                                   Weighted               Weighted               Weighted
                                       Number      Average     Number     Average     Number     Average
                                      of Shares     Price     of Shares    Price     of Shares    Price
                                      ---------   ---------   ---------   --------   ---------   --------
Restricted stock awards:
   Outstanding at beginning
     of year......................      676,973    $ 24.79      652,793    $ 24.72        -      $   -
   Evergreen awards assumed.......      214,186    $ 32.58          -      $   -          -      $   -
   Shares granted.................      630,937    $ 31.29       77,625    $ 25.39    654,445    $ 24.72
   Shares forfeited...............      (32,174)   $ 30.99      (36,500)   $ 24.72        -      $   -
   Lapse of restrictions..........      (41,935)   $ 33.03      (16,945)   $ 25.59     (1,652)   $ 24.60
                                      ---------               ---------              --------
   Outstanding at end of year.....    1,447,987    $ 28.46      676,973    $ 24.79    652,793    $ 24.72
                                      =========               =========              ========

     A summary of the Company's stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended, are presented below:

                                                             Year Ended December 31,
                                      ---------------------------------------------------------------------
                                               2004                   2003                   2002
                                      ----------------------  ---------------------   ---------------------
                                                   Weighted                Weighted                Weighted
                                       Number      Average     Number      Average     Number      Average
                                      of Shares     Price     of Shares     Price     of Shares    P rice
                                      ---------   ---------   ----------   --------   ----------   --------
Non-statutory stock options:
  Outstanding at beginning
   of year........................     5,274,116   $  20.13    7,268,292   $  19.60    6,926,071   $  18.16
    Evergreen options assumed.....     2,384,657   $  11.18          -     $    -            -     $    -
    Options granted...............           -     $    -      1,353,988   $  24.84    1,643,212   $  21.14
    Options forfeited.............      (102,890)  $  22.24   (1,286,370)  $  29.22     (154,717)  $  26.27
    Options exercised.............    (2,375,299)  $  14.39   (2,061,794)  $  15.68   (1,146,274)  $  12.19
                                      ----------              ----------              ----------
  Outstanding at end of year......     5,180,584   $  18.60    5,274,116   $  20.13    7,268,292   $  19.60
                                      ==========              ==========              ==========
  Exercisable at end of year......     3,970,996   $  17.08    2,581,256   $  17.56    4,269,659   $  20.15
                                      ==========              ==========              ==========
Weighted average fair value
  of options granted during
  the year.......................     $     - (a)             $     8.95              $     8.87
                                       =========               =========               =========

-----------
(a) The Company did not grant any stock options under the Long-Term Incentive Plan during the year ended December 31, 2004. The assumed Evergreen options were valued at $32.578 per share.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table summarizes information about the Company's stock options outstanding and options exercisable at December 31, 2004:

                                       Options Outstanding                            Options Exercisable
                   --------------------------------------------------------    -----------------------------------
                        Number           Weighted Average       Weighted            Number            Weighted
   Range of         Outstanding at          Remaining           Average          Exercisable at       Average
Exercise Prices    December 31, 2004     Contractual Life    Exercise Price    December 31, 2004    Exercise Price
---------------    -----------------    -----------------    --------------    -----------------    --------------
    $  5-11              923,207            2.4 years           $  8.62               923,207          $   8.62
    $ 12-18            2,051,553            3.6 years           $ 16.71             1,810,616          $  16.50
    $ 19-26            2,070,455            4.3 years           $ 24.11             1,101,804          $  23.42
    $ 27-30              104,657            1.7 years           $ 28.44               104,657          $  28.44
    $ 31-43               30,712            2.1 years           $ 40.06                30,712          $  40.06
                      ----------                                                   ----------
                       5,180,584                                                    3,970,996
                      ==========                                                   ==========

     SFAS 123 disclosures. The Company applies APB 25 and related interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and earnings per share would have been less than the reported amounts. See Note B for a comparison of net income and net income per share as reported and as adjusted for the pro forma effects of determining compensation expense in accordance with SFAS 123.

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option pricing model. The Company did not grant any stock options during the year ended December 31, 2004.

     The following weighted average assumptions were used to estimate the value of options granted during the years ended December 31, 2003 and 2002:

                                                       Year Ended December 31,
                                                      --------------------------
                                                         2003          2002
                                                      -----------   ------------
             Risk-free interest rate...............       3.06%         2.80%
             Expected life.........................     5 years       5 years
             Expected volatility...................         36%           45%
             Expected dividend yield...............        -             -

Employee Stock Purchase Plan

     As discussed above in Note B, the Company has an ESPP that allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of an employee's pay (subject to certain ESPP limits) during the nine- month offering period. Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower.

Postretirement Benefit Obligations

     As of December 31, 2004 and 2003, the Company had recorded $15.5 million and $15.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


acquired in prior years. These plans had no assets as of December 31, 2004 or 2003. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

     The accumulated postretirement benefit obligations pertaining to these plans were determined by independent actuaries for four plans representing $11.4 million of unfunded accumulated postretirement benefit obligations as of December 31, 2004 and by the Company for one plan representing $4.1 million of unfunded accumulated postretirement benefit obligations as of December 31, 2004. Interest costs at an annual rate of six percent of the periodic undiscounted accumulated postretirement benefit obligations were employed in the valuations of the benefit obligations. Certain of the aforementioned plans provide for medical and dental cost subsidies for plan participants. Annual medical cost escalation trends of 11 percent in 2005, declining to five percent in 2011 and thereafter, and annual dental cost escalation trends of seven percent in 2005, declining to five percent in 2009 and thereafter, were employed to estimate the accumulated postretirement benefit obligations associated with the medical and dental cost subsidies.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the years ended December 31, 2004, 2003 and 2002:

                                                                           Year Ended December 31,
                                                                    ------------------------------------
                                                                      2004          2003           2002
                                                                    --------      --------      --------
                                                                              (in thousands)
    Beginning accumulated postretirement benefit obligations....    $ 15,556      $ 19,743      $ 19,750
      Benefit payments..........................................      (1,497)       (1,472)       (1,702)
      Service costs.............................................         258           205           205
      Net actuarial gains.......................................         (32)       (4,410)          -
      Accretion of discounts....................................         909         1,490         1,490
      Fair value of Evergreen obligations assumed...............         340           -             -
                                                                     -------       -------       -------
    Ending accumulated postretirement benefit obligations.......    $ 15,534      $ 15,556      $ 19,743
                                                                     =======       =======       =======

     Estimated  benefit payments and service costs associated with the plans for
the  year  ended   December  31,  2005  are  $1.5  million  and  $1.4   million,
respectively.

NOTE I.     Issuance of Common Stock

     During April 2002, the Company completed a public offering of 11.5 million shares of its common stock at $21.50 per share. Associated therewith, the Company received $236.0 million of net proceeds after the payment of issuance costs. The Company used the net proceeds from the public offering to fund the 2002 acquisition of Falcon assets and associated acreage in the deepwater Gulf of Mexico and the West Panhandle gas field acquisitions. See Note C for information regarding these acquisitions.

NOTE J.     Commitments and Contingencies

     Severance agreements. The Company has entered into severance agreements with its officers, subsidiary company officers and certain key employees. Salaries and bonuses for the Company's officers are set by the Company's board of directors for the parent company officers and by the Company's management committee for subsidiary company officers and key employees. The Company's board of directors and management committee can grant increases or reductions to base salary at their discretion. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total $23.6 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which are a "cost of production", and for which the plaintiffs, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $30 million related to the cost of production claim and approximately $40 million related to the helium claim, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims, has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

     The Company has also vigorously defended against plaintiffs' claims to 100 percent of the value of the helium extracted, and believes that in accordance with applicable law, it has properly accounted to the plaintiffs for their fractional royalty share of the helium under the specified royalty clauses of the respective oil and gas leases. The Company has not established a provision for the helium claim.

     The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. The Company strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions. However, either through a negotiated settlement or court ruling, the Company could have to pay some part of the cost of production claim and, accordingly, the Company has established a partial reserve for this claim. Although the amount of any resulting liability, to the extent that it exceeds the Company's provision, could have a material adverse effect on the Company's results of operations for the quarterly reporting period in which such liability is recorded, the Company does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

     The Company and other producers filed petitions for adjustment with the FERC on June 24, 1997. The Company was seeking a waiver or set-off from the FERC with respect to that portion of the refund associated with (i) nonrecoupable royalties, (ii) nonrecoupable Kansas property taxes based, in part, upon the higher prices collected and (iii) interest for all periods. On September 10, 1997, FERC denied this request, and on October 10, 1997, the Company and other producers filed a request for rehearing. Pipelines were given until November 10, 1997 to file claims on refunds sought from producers and refund claims totaling approximately $30.2 million were made against the Company. As of December 31, 2004, the Company has settled all of the original claim amounts and believes it has no further obligation related to this case.

     Lease agreements. The Company leases offshore production facilities, equipment and office facilities under noncancellable operating leases. Rental expenses associated with these operating leases for the years ended December 31, 2004, 2003 and 2002 were approximately $51.8 million, $15.5 million and $6.7 million, respectively. Future minimum lease commitments under noncancellable operating leases at December 31, 2004 are as follows (in thousands):

       2005................................................    $  56,365
       2006................................................    $  48,821
       2007................................................    $  34,294
       2008................................................    $  20,199
       2009................................................    $  12,448
       Thereafter..........................................    $  13,214

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


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

     Transportation agreements. Associated with the Evergreen merger, the Company assumed gas transportation commitments for specified volumes of gas per year through 2014. The transportation commitments are for approximately 132 million cubic feet ("MMcf") of gross gas sales volumes per day during 2005, declining to approximately 40 MMcf of gross gas sales volumes per day during 2014.

     One of the Company's Canadian subsidiaries is a party to pipeline transportation service agreements, with remaining terms of approximately 11 years, whereby it has committed to transport a specified volume of gas each year from Canada to a point in Chicago. Such gas volumes are comprised of a significant portion of the Company's Canadian net gas production, augmented with certain volumes purchased at market prices in Canada. The committed volumes to be transported under the pipeline transportation service agreements are approximately 78 MMcf of gas per day during 2005 and decline to approximately 75 MMcf of gas per day by the end of the commitment term. The net gas marketing gains or losses resulting from purchasing third party gas in Canada and selling it in Chicago are recorded as other income or other expense in the accompanying Consolidated Statements of Operations. Associated with these agreements, the Company recognized $1.2 million, $.9 million and $2.6 million of gas marketing losses in other expense during the years ended December 31, 2004, 2003 and 2002, respectively.

     Future minimum transportation fees under the Company's gas transportation commitments at December 31, 2004 are as follows (in thousands):

       2005................................................    $  58,622
       2006................................................    $  59,705
       2007................................................    $  59,992
       2008................................................    $  59,687
       2009................................................    $  59,242
       Thereafter..........................................    $ 287,021

NOTE K.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing its cost of capital. During the three-year period ending December 31, 2004, the Company, from time to time, entered into interest rate swap contracts to hedge a portion of the fair value of its senior notes. The terms of the interest rate swap contracts were for notional amounts that matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic six-month LIBOR plus a weighted average annual margin. During the year ended December 31, 2004, the Company paid $9.4 million, net of $2.2 million of associated settlements receivable, to terminate fair value hedge interest rate swaps prior to their stated maturities. Associated therewith, the Company recognized $11.6 million of "Payments of other liabilities" in the accompanying Consolidated Statement of Cash Flows for the year ended December 31, 2004. During the years ended December 31, 2003 and 2002, the Company terminated fair value hedge interest rate swap contracts for cash proceeds, including accrued interest, of $21.5 million and $36.3 million, respectively. The proceeds attributable to the fair value of the remaining terms of the terminated contracts amounted to $18.3 million and $32.0 million and are included in "Proceeds from disposition of assets" in the accompanying Consolidated Statements of Cash Flows during the years ended

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


December 31, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, settlements of open fair value hedges reduced the Company's interest expense by $2.2 million, $29.3 million and $25.3 million, respectively. As of December 31, 2004, the Company was not a party to any open fair value hedges.

     As of December 31, 2004, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $3.5 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $19.2 million, $26.1 million and $14.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     The terms of the fair value hedge agreements described above perfectly matched the terms of the hedged senior notes. Accordingly, the Company did not realize any hedge ineffectiveness associated with its fair value hedges during the years ended December 31, 2004, 2003 or 2002.

     The following table sets forth, as of December 31, 2004, the scheduled amortization of net deferred hedge gains (losses) on terminated interest rate hedges, including $3.4 million of deferred losses on terminated cash flow interest rate hedges, that will be recognized as increases in the case of losses, or decreases in the case of gains, to the Company's future interest expense:

                                               First     Second      Third     Fourth
                                              Quarter    Quarter    Quarter    Quarter     Total
                                              -------    -------    -------    -------    --------
                                                                (in thousands)
    2005 net deferred hedge gains..........   $ 2,213    $ 1,300    $   880    $   569    $  4,962
    2006 net deferred hedge gains (losses).   $   440    $   191    $    79    $   (86)        624
    2007 net deferred hedge losses.........   $  (227)   $  (427)   $  (708)   $  (860)     (2,222)
    2008 net deferred hedge losses.........   $  (461)   $  (470)   $  (478)   $  (528)     (1,937)
    2009 net deferred hedge losses.........   $  (523)   $  (596)   $  (605)   $  (627)     (2,351)
    2010 net deferred hedge losses.........   $  (619)   $  (203)   $  (208)   $  (211)     (1,241)
    Thereafter.............................                                                 (4,672)
                                                                                           -------
                                                                                          $ (6,837)
                                                                                           =======

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. The following table sets forth the volumes hedged in barrels ("Bbl") underlying the Company's outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of December 31, 2004:

                                                                                                              Yearly
                                               First          Second           Third          Fourth        Outstanding
                                              Quarter         Quarter         Quarter         Quarter         Average
                                           -------------   -------------   -------------   -------------   --------------
  Average daily oil production hedged (a):
      2005 - Swap Contracts
        Volume (Bbl).....................         27,000          27,000          27,000          27,000           27,000
        Price per Bbl....................  $       27.97   $       27.97   $       27.97   $       27.97   $        27.97

      2006 - Swap Contracts
        Volume (Bbl).....................         14,500          14,500          14,500          14,500           14,500
        Price per Bbl....................  $       34.12   $       34.12   $       34.12   $       34.12   $        34.12

      2006 - Collar Contracts
        Volume (Bbl).....................          3,500           3,500           3,500           3,500            3,500
        Price per Bbl....................  $35.00-$41.95   $35.00-$41.95   $35.00-$41.95   $35.00-$41.95   $ 35.00-$41.95

      2007 - Swap Contracts
        Volume (Bbl).....................         17,000          17,000          17,000          17,000           17,000
        Price per Bbl....................  $       32.59   $       32.59   $       32.59   $       32.59   $        32.59

      2008 - Swap Contracts
        Volume (Bbl).....................         21,000          21,000          21,000          21,000           21,000
        Price per Bbl....................  $       30.72   $       30.72   $       30.72   $       30.72   $        30.72

      2009 - Swap Contracts
        Volume (Bbl).....................          3,500           3,500           3,500           3,500            3,500
        Price per Bbl....................  $       36.48   $       36.48   $       36.48   $       36.48   $        36.48

      2010 - Swap Contracts
        Volume (Bbl).....................          1,000           1,000           1,000           1,000            1,000
        Price per Bbl....................  $       36.10   $       36.10   $       36.10   $       36.10   $        36.10

      2011 - Swap Contracts
        Volume (Bbl).....................          2,000           2,000           2,000           2,000            2,000
        Price per Bbl....................  $       35.93   $       35.93   $       35.93   $       35.93   $        35.93

      2012 - Swap Contracts
        Volume (Bbl).....................          2,000           2,000           2,000           2,000            2,000
        Price per Bbl....................  $       35.86   $       35.86   $       35.86   $       35.86   $        35.86

---------------
(a) Subsequent to December 31, 2004, the Company conveyed to the purchaser of the Spraberry Volumetric Production Payment ("VPP") the following oil swap contracts which were included in the schedule above: (i) 4,500 Bbls per day of 2006 oil sales at a weighted average fixed price per Bbl of $39.53, (ii) 4,000 Bbls per day of 2007 oil sales at a weighted average fixed price per Bbl of $38.14, (iii) 4,000 Bbls per day of 2008 oil sales at a weighted average fixed price per Bbl of $37.15, (iv) 3,500 Bbls per day of 2009 oil sales at a weighted average fixed price per Bbl of $36.48, (v) 1,000 Bbls per day of 2010 oil sales at a weighted average fixed price per Bbl of $36.10, (vi) 2,000 Bbls per day of 2011 oil sales at a weighted average fixed price per Bbl of $35.93 and (vii) 2,000 Bbls per day of 2012 oil sales at a weighted average fixed price per Bbl of $35.86. See Note U for additional information regarding the Spraberry VPP.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the years ended December 31, 2004, 2003 and 2002:

                                                            Year Ended December 31,
                                                         -----------------------------
                                                          2004       2003       2002
                                                         -------    -------    -------
     Average price reported per Bbl..................    $ 31.38    $ 25.59    $ 22.89
     Average price realized per Bbl..................    $ 37.61    $ 28.80    $ 22.95
     Reduction to oil revenue (in millions)..........    $(107.2)   $ (41.3)   $   (.8)

     Natural gas liquids prices. During the years ended December 31, 2004, 2003 and 2002, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at December 31, 2004.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in million British thermal units ("MMBtu") underlying the Company's outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of December 31, 2004:

                                                                                                        Yearly
                                                  First        Second        Third         Fourth     Outstanding
                                                 Quarter       Quarter       Quarter       Quarter      Average
                                               -----------   -----------   -----------   ----------   ------------
Average daily gas production hedged (a):
   2005 - Swap Contracts
     Volume (MMBtu)........................        296,556       290,000       290,000      260,000       284,055
     Index price per MMBtu.................    $      5.32   $      5.19   $      5.19   $     5.18   $      5.22

   2006 - Swap Contracts
     Volume (MMBtu)........................        105,000       104,176       102,500      102,500       103,534
     Index price per MMBtu.................    $      4.70   $      4.69   $      4.67   $     4.67   $      4.68

   2006 - Collar Contracts
     Volume (MMBtu)........................          5,000         5,000         5,000        5,000         5,000
     Index price per MMBtu.................    $5.25-$7.15   $5.25-$7.15   $5.25-$7.15   $5.25-$7.15  $5.25-$7.15

   2007 - Swap Contracts
     Volume (MMBtu)........................         55,000        55,000        55,000       55,000        55,000
     Index price per MMBtu.................    $      4.69   $      4.69   $      4.69   $     4.69   $      4.69

   2008 - Swap Contracts
     Volume (MMBtu)........................         30,000        30,000        30,000       30,000        30,000
     Index price per MMBtu.................    $      5.06   $      5.06   $      5.06   $     5.06   $      5.06

   2009 - Swap Contracts
     Volume (MMBtu)........................         25,000        25,000        25,000       25,000        25,000
     Index price per MMBtu.................    $      4.72   $      4.72   $      4.72   $     4.72   $      4.72

--------------
(a) Subsequent to December 31, 2004, the Company conveyed to the purchaser of the Hugoton VPP the following gas swap contracts which were included in the schedule above: (i) 9,151 MMBtu per day 2005 gas sales at a weighted average fixed price per MMBtu of $6.17, (ii) 33,534 MMBtu per day 2006 gas sales at a weighted average fixed price per MMBtu of $5.78, (iii) 30,000 MMBtu per day 2007 gas sales at a weighted average fixed price per MMBtu of $5.32, (iv) 25,000 MMBtu per day 2008 gas sales at a weighted average fixed price per MMBtu of $5.00 and (v) 25,000 MMBtu per day of 2009 gas sales at a weighted average fixed price per MMBtu of $4.72. See Note U for additional information regarding the Hugoton VPP.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



     The Company reports average gas prices per thousand cubic feet ("Mcf") including the effects of British thermal unit ("Btu") content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the years ended December 31, 2004, 2003 and 2002:

                                                                    Year Ended December 31,
                                                                -------------------------------
                                                                 2004        2003        2002
                                                                -------     -------     -------
     Average price reported per Mcf..........................   $  4.33     $  3.84     $  2.58
     Average price realized per Mcf..........................   $  4.83     $  4.25     $  2.52
     Addition (reduction) to gas revenue (in millions).......   $(125.7)    $ (76.1)    $  13.6

     Interest rate. During June 2004, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk attributable to the yield on the benchmark 4.75 percent U.S. Treasury Notes due May 15, 2014 (the "U.S. Treasuries"). The terms of the collar contracts fixed the annual yield on $250 million notional amount of U.S. Treasuries within a yield collar having a ceiling rate of 4.70 percent and a floor rate of 4.65 percent. The yield on the U.S. Treasuries as of July 7, 2004 was the benchmark rate used to determine the coupon rate on the Company's New Notes, which were issued on July 15, 2004 in exchange for portions of the Old Notes. During July 2004, the Company terminated these costless collar contracts for $3.4 million of cash payments. The Company did not realize any ineffectiveness in connection with the costless collar contracts during the year ended December 31, 2004. See Note F for information regarding the July 15, 2004 debt exchange.

     Hedge ineffectiveness. During the years ended December 31, 2004, 2003 and 2002, the Company recognized other expense of $4.3 million, $2.8 million and $1.7 million, respectively, related to the ineffective portions of its cash flow hedging instruments. These charges include amounts related to hedge volumes that exceeded revised forecasts of production volumes due to delays in the start-up of production in certain fields.

     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of December 31, 2004 and 2003, AOCI - Hedging represented net deferred losses of $241.4 and $104.1 million, respectively. The AOCI - Hedging balance as of December 31, 2004 was comprised of $363.1 million of net deferred losses on the effective portions of open cash flow hedges, $3.0 million of net deferred losses on terminated cash flow hedges (including $3.4 million of net deferred losses on terminated cash flow interest rate hedges) and $124.7 million of associated net deferred tax benefits. The AOCI - Hedging balance as of December 31, 2003 was comprised of $200.6 million of net deferred losses on the effective portions of open cash flow hedges, $45.1 million of net deferred gains on terminated cash flow hedges and $51.4 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the year ended December 31, 2004 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred gains (losses) on terminated cash flow hedges are fixed.

     During the twelve-month period ending December 31, 2005, based on current estimates of future commodity prices, the Company expects to reclassify $224.1 million of net deferred losses associated with open commodity hedges and $1.7 million of net deferred gains on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $81.2 million of net deferred income tax benefits associated with commodity hedges during the twelve-month period ending December 31, 2005 from AOCI - Hedging to income tax benefit.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table sets forth, as of December 31, 2004, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as increases in the case of gains, or decreases in the case of losses, to the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                               (in thousands)
      2005 net deferred hedge gains.....     $   424    $   427    $   432    $   434    $  1,717
      2006 net deferred hedge losses....     $  (330)   $  (332)   $  (333)   $  (330)     (1,325)
                                                                                          -------
                                                                                         $    392
                                                                                          =======

NOTE L.     Major Customers and Derivative Counterparties

     Sales to major customers. The Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company records allowances for doubtful accounts based on the agings of accounts receivable and the general economic condition of its customers. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

     The following customer individually accounted for 10 percent or more of the consolidated oil, NGL and gas revenues of the Company during one or more of the years ended December 31, 2004, 2003 and 2002:

                                                             Year ended December 31,
                                                        ----------------------------------
                                                          2004         2003         2002
                                                        --------     --------     --------
       Williams Power Company, Inc...................      12%          16%          7%

     At December 31, 2004, the Company had no amounts receivable from Williams Power Company, Inc.

     Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures. As of December 31, 2004 and 2003, the Company had $5.3 million of derivative assets for which Enron North America Corp was the Company's counterparty. Associated therewith, the Company had a $4.5 million allowance for doubtful accounts as of December 31, 2004 and 2003.

NOTE M.     Asset Retirement Obligations

     As referred to in Note B, the Company adopted the provisions of SFAS 143 on January 1, 2003. The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2004 and 2003 and in accordance with the provisions of SFAS 19 during the year ended December 31, 2002:

                                                               Year Ended December 31,
                                                          -----------------------------------
                                                            2004         2003          2002
                                                          --------    -----------    --------
                                                                    (in thousands)
     Beginning asset retirement obligations...........    $105,036    $ 34,692       $ 39,461
        Cumulative effect adjustment..................        -         23,393            -
        New wells placed on production and
           changes in estimates.......................       4,591      46,664            293
        Acquisition liabilities assumed...............      10,488       1,791            -
        Liabilities settled...........................      (8,562)     (8,069)        (6,832)
        Accretion of discount.........................       8,210       5,040          2,562
        Currency translation..........................       1,116       1,525           (792)
                                                           -------     -------       --------
     Ending asset retirement obligations .............    $120,879    $105,036       $ 34,692
                                                           =======     =======        =======

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE N.     Interest and Other Income

     The following table provides the components of the Company's interest and other income during the years ended December 31, 2004, 2003 and 2002:

                                                                    Year Ended December 31,
                                                                 --------------------------------
                                                                   2004        2003        2002
                                                                 --------    --------    --------
                                                                          (in thousands)
     Kansas ad valorem escrow adjustments (see Note J)........   $    -      $    -      $  3,500
     Business interruption insurance claim....................      7,563         -           -
     Retirement obligation revaluations (see Note H)..........         32       4,410         -
     Excise tax income........................................      3,609       2,369       2,398
     Interest income..........................................         92         981         642
     Seismic data sales.......................................        172         424          87
     Foreign currency remeasurement and exchange gains (a)....        304         657         142
     Gain on early extinguishment of debt (see Note F)........         95         -           -
     Other income.............................................      2,207       3,451       4,453
                                                                  -------     -------     -------
          Total interest and other income.....................   $ 14,074    $ 12,292    $ 11,222
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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE O.     Asset Divestitures

     During the years ended December 31, 2004, 2003 and 2002, the Company completed asset divestitures for net proceeds of $1.7 million, $35.7 million and $118.9 million, respectively. Associated therewith, the Company recorded gains on disposition of assets of $39 thousand, $1.3 million and $4.4 million during the years ended December 31, 2004, 2003 and 2002, respectively.

     Hedge derivative divestitures. During the years ended December 31, 2003 and 2002, the Company terminated, prior to their scheduled maturity, hedge derivatives for cash sales proceeds of $18.3 million and $91.3 million, respectively. Net gains from these divestitures were deferred and are amortized over the original contract lives of the terminated derivatives as reductions to interest expense or increases to oil and gas revenues. See Note K for more information regarding deferred gains and losses on terminated hedge derivatives.

     Other United States divestitures. During the year ended December 31, 2004, the Company received $1.2 million of cash proceeds from the sale of other U.S. corporate assets. Associated with these divestitures, the Company recorded $.2 million of net gains. During the year ended December 31, 2003, the Company received $15.2 million of cash proceeds from the sale of unproved property interests and $.9 million of cash proceeds from the sale of other U.S. corporate assets. Associated with these divestitures, the Company recorded $1.5 million of net gains. During the year ended December 31, 2002, the Company received $20.9 million of proceeds from the cash settlement of a gas balancing receivable, $4.7 million from the sale of certain gas properties located in Oklahoma and $1.8 million from the sale of other corporate assets. Associated with these divestitures, the Company recorded net gains of $4.2 million.

NOTE P.     Other Expense

     The following table provides the components of the Company's other expense during the years ended December 31, 2004, 2003 and 2002:

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                    2004        2003        2002
                                                                  --------    --------    --------
                                                                           (in thousands)
     Derivative ineffectiveness and mark-to-market
        provisions (see Note K)...............................    $  4,341    $  2,831    $  1,664
     Contingency adjustments (see Note J).....................      13,552       1,776         -
     Debt exchange offer costs (see Note F)...................       2,248         -           -
     Gas marketing losses (see Note J)........................       1,218         922       2,556
     Foreign currency remeasurement and exchange losses (a)...       2,949       2,672       7,623
     Bad debt expense.........................................       3,674         354         129
     Loss on early extinguishment of debt (see Note F)........         -         1,457      22,346
     Argentine personal asset tax.............................       1,094       1,996         -
     Other charges............................................       4,611       9,312       5,284
                                                                   -------     -------     -------
          Total other expense.................................    $ 33,687    $ 21,320    $ 39,602
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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE Q.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state, local and foreign taxing authorities. Current and estimated tax payments of $17.1 million, $5.3 million and $2.3 million were made during the years ended December 31, 2004, 2003 and 2002, respectively.

     SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. From 1998 until 2003, the Company maintained valuation allowances against a portion of its deferred tax asset position in the United States. During 2003, the Company concluded, based on its improved operating results, that it was more likely than not that it would be able to realize its gross deferred tax asset position in the United States. Accordingly, the Company reversed its valuation allowances in the United States.

     Pioneer will continue to monitor Company-specific, oil and gas industry and worldwide economic factors and will reassess the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States and foreign tax jurisdictions will be utilized prior to their expiration. As of December 31, 2004, the Company's valuation allowances related to foreign tax jurisdictions were $108.2 million.

     On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company has started an evaluation of the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under section 965 of the Internal Revenue Code is between zero and $80 million with a related potential range of income tax between zero and $5 million. Until the Company decides to repatriate any foreign earnings, it will continue to treat them as permanently invested.

     During the year ended December 31, 2004, the Company recorded a $26.9 million tax benefit associated with the deduction of the Company's only investment in Gabon resulting from the impairment of the Olowi field. See Note T for additional discussion regarding the impairment of the Gabonese Olowi field.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The Company's income tax provision (benefit) and amounts separately allocated were attributable to the following items for the years ended December 31, 2004, 2003 and 2002:

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        2004          2003         2002
                                                                     ---------     ---------     ---------
                                                                                 (in thousands)
     Income before cumulative effect of change in
       accounting principle......................................    $ 166,359     $ (64,403)    $   5,063
     Cumulative effect of change in accounting principle.........          -           1,312           -
     Changes in goodwill - tax benefits related to stock
       based compensation........................................       (8,955)          -             -
     Changes in stockholders' equity:
       Net deferred hedge losses.................................      (73,340)      (51,064)       (2,561)
       Tax benefits related to stock-based compensation..........       (6,612)      (14,666)          -
       Translation adjustment....................................         (314)         (324)          (20)
                                                                      --------      --------      --------
                                                                     $  77,138     $(129,145)    $   2,482
                                                                      ========      ========      ========

     Income tax provision (benefit) attributable to income before cumulative effect of change in accounting principle consisted of the following for the years ended December 31, 2004, 2003 and 2002:

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        2004          2003         2002
                                                                     ---------     ---------     ---------
                                                                                 (in thousands)
     Current:
       U.S. federal................................................  $   2,500     $     100     $     -
       U.S. state and local........................................        602           -             209
       Foreign.....................................................     22,185        11,085         2,066
                                                                      --------      --------      --------
                                                                        25,287        11,185         2,275
                                                                      --------      --------      --------
     Deferred:
       U.S. federal................................................    138,723       (69,020)          -
       U.S. state and local........................................      5,093        (7,291)          -
       Foreign.....................................................     (2,744)          723         2,788
                                                                      --------      --------      --------
                                                                       141,072       (75,588)        2,788
                                                                      --------      --------      --------
                                                                     $ 166,359     $ (64,403)    $   5,063
                                                                      ========      ========      ========

       Income before income taxes and cumulative effect of change in accounting principle consists of the following for the years ended December 31, 2004, 2003 and 2002:

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                        2004          2003         2002
                                                                     ---------     ---------     ---------
                                                                                 (in thousands)
     Income before income taxes and cumulative effect of
       change in accounting principle:
       U.S. federal................................................  $ 477,195     $ 335,170     $  36,475
       Foreign.....................................................      2,018        (4,394)       (4,699)
                                                                      --------      --------      --------
                                                                     $ 479,213     $ 330,776     $  31,776
                                                                      ========      ========      ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     Reconciliations of the United States federal statutory tax rate to the Company's effective tax rate for income before cumulative effect of change in accounting principle are as follows for the years ended December 31, 2004, 2003 and 2003:

                                                                Year Ended December 31,
                                                            ------------------------------
                                                              2004       2003       2002
                                                            -------    -------    --------
                                                                  (in percentages)
     U.S. federal statutory tax rate.....................      35.0       35.0       35.0
     U.S. valuation allowance reversal...................       -        (59.8)     (44.1)
     Foreign valuation allowances (a)....................       5.1       13.1       28.2
     Rate differential on foreign operations.............       4.4        (.9)       (.5)
     Argentine inflation adjustment (a)..................      (2.0)     (12.4)       -
     Gabon investment deduction..........................      (5.4)       -          -
     Other...............................................      (2.4)       5.5       (2.7)
                                                            -------    -------    -------
        Consolidated effective tax rate..................      34.7      (19.5)      15.9
                                                            =======    =======    =======

-----------
(a) The Company has applied an inflation adjustment to its 2004, 2003 and 2002 Argentine income tax returns based on developing case law. The Company believes that it is more likely than not that the adjustment will be denied by the Argentine taxing authorities and has provided a $49.3 million valuation allowance against this tax benefit in its overall foreign valuation allowances.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31, 2004 and 2003:

                                                                   December 31,
                                                             -------------------------
                                                                2004          2003
                                                             ----------     ----------
                                                                  (in thousands)
Deferred tax assets:
  Net operating loss carryforwards.......................    $  303,002     $  300,296
  Alternative minimum tax credit carryforwards...........         4,144          1,457
  Net deferred hedge losses..............................       124,689         56,842
  Asset retirement obligations...........................        41,874         29,040
  Other..................................................       110,677         92,561
                                                              ---------      ---------
    Total deferred tax assets............................       584,386        480,196
  Valuation allowances...................................      (108,214)       (94,910)
                                                              ---------      ---------
    Net deferred tax assets..............................       476,172        385,286
                                                              ---------      ---------
Deferred tax liabilities:
  Oil and gas properties, principally due to
    differences in basis, depletion and the
    deduction of intangible drilling costs for
    tax purposes.........................................       898,753        161,532
  Other..................................................        66,665          3,017
                                                              ---------      ---------
    Total deferred tax liabilities.......................       965,418        164,549
                                                              ---------      ---------
    Net deferred tax asset (liability)...................    $ (489,246)    $  220,737
                                                              =========      =========

     At December 31, 2004, the Company had net operating loss carryforwards ("NOLs") for United States, Equatorial Guinea, South Africa and Tunisia income tax purposes as set forth below, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


Company has alternative minimum tax NOLs ("AMT NOLs") in the United States which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                                       U.S.            Equatorial     South
                             ----------------------      Guinea       Africa      Tunisia
Expiration Date                 NOL        AMT NOL         NOL          NOL         NOL
---------------              ---------    ---------    ----------    ---------    --------
                                                     (in thousands)
December 31, 2007.........   $  99,241    $  57,377    $     -       $     -      $     -
December 31, 2008.........     105,787      106,558          -             -            -
December 31, 2009.........      46,110       28,796          -             -            -
December 31, 2010.........      25,144       15,253          -             -            -
December 31, 2011.........       3,849        3,149          -             -            -
December 31, 2012.........      69,098       58,723          -             -            -
December 31, 2018.........     129,363       99,982          -             -            -
December 31, 2019.........     149,351      148,070          -             -            -
December 31, 2020.........      16,723       15,562          -             -            -
December 31, 2021.........      52,914       49,672          -             -            -
December 31, 2022.........      41,833       39,950          -             -            -
December 31, 2023.........      81,564       81,784          -             -            -
Indefinite................         -            -         10,105        10,924       16,562
                              --------     --------     --------      --------      -------
                             $ 820,977    $ 704,876    $  10,105     $  10,924    $  16,562
                              ========     ========     ========      ========     ========

     The Company believes $120 million of the U.S. NOLs and AMT NOLs are subject to Section 382 of the Internal Revenue Code and are limited in each taxable year to approximately $20 million. During the years ended December 31, 2004, 2003 and 2002, the Company utilized $124.2 million, $17.1 million and $34.6 million of NOLs, respectively.

NOTE R. Income Per Share Before Cumulative Effect of Change in Accounting Principle

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

     The following table is a reconciliation of the basic and diluted earnings before cumulative effect of change in accounting principle for the years ended December 31, 2004, 2003 and 2002:

                                                                       Year Ended December 31,
                                                                -----------------------------------
                                                                   2004         2003         2002
                                                                ---------    ---------    ---------
                                                                           (in thousands)
     Income before cumulative effect of change in
        accounting principle................................    $ 312,854    $ 395,179    $  26,713
     Interest expense on Convertible Notes, net of tax......          802          -            -
                                                                 --------     --------     --------
     Diluted income before cumulative effect of change
        in accounting principle.............................    $ 313,656    $ 395,179    $  26,713
                                                                 ========     ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


     The following table is a reconciliation of the basic and diluted weighted average common shares outstanding for the years ended December 31, 2004, 2003 and 2002:

                                                                     Year Ended December 31,
                                                                --------------------------------
                                                                  2004        2003        2002
                                                                --------    --------    --------
                                                                         (in thousands)
     Weighted average common shares outstanding (a):
       Basic...............................................      125,156     117,185     112,542
       Dilutive common stock options (b)...................        1,218       1,112       1,725
       Restricted stock awards.............................          529         216          21
       Convertible Notes dilution..........................          585         -           -
                                                                --------    --------    --------
       Diluted.............................................      127,488     118,513     114,288
                                                                ========    ========    ========

---------------
(a) Associated with the Evergreen merger on September 28, 2004, the Company issued 25.4 million shares of common stock, assumed 2.4 million of in-the-money stock options, assumed 214,186 restricted stock units and assumed the Convertible Notes.
(b) Common stock options to purchase 30,712 shares, 976,506 shares and 1,925,743 shares of common stock were outstanding but not included in the computations of diluted income per share before cumulative effect of change in accounting principle for the years ended December 31, 2004, 2003 and 2002, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002



NOTE S.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina, Canada and Africa and Other. Africa and Other is primarily comprised of operations in Equatorial Guinea, Gabon, South Africa and Tunisia.

     The following tables provide the geographic operating segment data required by Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information", as well as results of operations of oil and gas producing activities required by Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" as of and for the years ended December 31, 2004, 2003 and 2002. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes revenues, expenses, additions to property, plant and equipment and assets that are not routinely included in the earnings measures or attributes internally reported to management on a geographic operating segment basis.

                                              United                                  Africa                      Consolidated
                                              States      Argentina      Canada      and Other    Headquarters       Total
                                            ----------    ----------    ---------    ---------    ------------    ------------
                                                                            (in thousands)
Year Ended December 31, 2004:
  Revenues and other income:
   Oil and gas revenues...................  $1,451,928    $  134,065    $  83,749    $ 162,921     $     -         $1,832,663
   Interest and other.....................         -             -            -            -          14,074           14,074
   Gain (loss) on disposition of
      assets, net.........................        51           -             (252)        -              240               39
                                             ---------     ---------     --------     --------      --------        ---------
                                             1,451,979       134,065       83,497      162,921        14,314        1,846,776
                                             ---------     ---------     --------     --------      --------        ---------
  Costs and expenses:
   Oil and gas production.................     249,551        33,174       31,269       31,510           -            345,504
   Depletion, depreciation and
      amortization........................     420,363        61,773       32,123       47,835        12,780          574,874
   Impairment of oil and gas properties...         -             -            -         39,684           -             39,684
   Exploration and abandonments...........      98,984        23,406       20,000       39,299           -            181,689
   General and administrative.............         -             -            -            -          80,528           80,528
   Accretion of discount on asset
     retirement obligations...............         -             -            -            -           8,210            8,210
   Interest...............................         -             -            -            -         103,387          103,387
   Other..................................         -             -            -            -          33,687           33,687
                                             ---------     ---------     --------     --------      --------        ---------
                                               768,898       118,353       83,392      158,328       238,592        1,367,563
                                             ---------     ---------     --------     --------      --------        ---------
   Income (loss) before income taxes......     683,081        15,712          105        4,593      (224,278)         479,213
   Income tax benefit (provision).........    (249,325)       (5,499)         (40)       1,413        87,092         (166,359)
                                             ---------     ---------     --------     --------      --------        ---------
   Net income (loss)......................  $  433,756    $   10,213    $      65    $   6,006     $(137,186)      $  312,854
                                             =========     =========     ========     ========      ========        =========
   Cost incurred for oil and gas assets...  $2,876,185    $  102,452    $ 120,626    $  74,906     $     -         $3,174,169
                                             =========     =========     ========     ========      ========        =========
   Segment assets (as of December 31,
      2004)...............................  $5,455,688    $  708,391    $ 316,124    $ 123,073     $  43,965       $6,647,241
                                             =========     =========     ========     ========      ========        =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

                                              United                                  Africa                      Consolidated
                                              States      Argentina      Canada      and Other    Headquarters       Total
                                            ----------    ----------    ---------    ---------    ------------    ------------
                                                                           (in thousands)
Year Ended December 31, 2003:
  Revenues and other income:
   Oil and gas revenues...................  $1,056,796    $  111,315    $  84,417    $  21,343    $      -         $1,273,871
   Interest and other.....................         -             -            -            -          12,292           12,292
   Gain (loss) on disposition of
      assets, net.........................       1,458           -              1          -            (203)           1,256
                                             ---------     ---------     --------     --------     ---------       ----------
                                             1,058,254       111,315       84,418       21,343        12,089        1,287,419
                                             ---------     ---------     --------     --------     ---------       ----------
  Costs and expenses:
   Oil and gas production.................     196,915        26,110       28,838        2,887           -            254,750
   Depletion, depreciation and
      amortization........................     298,005        46,518       28,991        7,729         9,597          390,840
   Exploration and abandonments...........      72,732        18,076       17,691       24,261           -            132,760
   General and administrative.............         -             -            -            -          60,545           60,545
   Accretion of discount on asset
     retirement obligations...............         -             -            -            -           5,040            5,040
   Interest...............................         -             -            -            -          91,388           91,388
   Other..................................         -             -            -            -          21,320           21,320
                                             ---------     ---------     --------     --------     ---------       ----------
                                               567,652        90,704       75,520       34,877       187,890          956,643
                                             ---------     ---------     --------     --------     ---------       ----------
   Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle.................     490,602        20,611        8,898      (13,534)     (175,801)         330,776
   Income tax benefit (provision).........    (179,070)       (7,214)      (3,426)       4,738       249,375           64,403
                                             ---------     ---------     --------     --------     ---------       ----------
   Income (loss) before cumulative effect
     of change in accounting principle....  $  311,532    $   13,397    $   5,472    $  (8,796)   $   73,574       $  395,179
                                             =========     =========     ========     ========     =========        =========
   Cost incurred for oil and gas assets...  $  602,167    $   51,671    $  54,800    $  62,817    $      -         $  771,455
                                             =========     =========     ========     ========     =========        =========
   Segment assets (as of December 31,
      2003)...............................  $2,645,153    $  675,425    $ 224,921    $ 159,747    $  246,326       $3,951,572
                                             =========    ========      =========     ========     =========        =========
Year Ended December 31, 2002:
  Revenues and other income:
   Oil and gas revenues...................  $  549,675    $   77,615    $  67,065    $     -      $      -         $  694,355
   Interest and other.....................         -             -            -            -          11,222           11,222
   Gain (loss) on disposition of
      assets, net.........................       3,248            (3)         995          -             192            4,432
                                             ---------     ---------     --------     --------     ---------        ---------
                                               552,923        77,612       68,060          -          11,414          710,009
                                             ---------     ---------     --------     --------     ---------        ---------
  Costs and expenses:
   Oil and gas production.................     151,315        13,870       26,960          -             -            192,145
   Depletion, depreciation and
      amortization........................     140,107        39,659       27,857          -           8,752          216,375
   Exploration and abandonments...........      62,955        10,306        5,841        6,792           -             85,894
   General and administrative.............         -             -            -            -          48,402           48,402
   Interest...............................         -             -            -            -          95,815           95,815
   Other..................................         -             -            -            -          39,602           39,602
                                             ---------     ---------     --------     --------     ---------        ---------
                                               354,377        63,835       60,658        6,792       192,571          678,233
                                             ---------     ---------     --------     --------     ---------        ---------
   Income (loss) before income taxes......     198,546        13,777        7,402       (6,792)     (181,157)          31,776
   Income tax benefit (provision).........     (69,491)       (4,822)      (3,118)       2,377        69,991           (5,063)
                                             ---------     ---------     --------     --------     ---------        ---------
   Net income (loss)......................  $  129,055    $    8,955    $   4,284    $  (4,415)   $ (111,166)      $   26,713
                                             =========     =========     ========     ========     =========        =========
   Cost incurred for oil and gas assets...  $  533,560    $   35,121    $  33,506    $  70,268    $      -         $  672,455
                                             =========     =========     ========     ========     =========        =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002


NOTE T.     Impairment of Oil and Gas Properties

     During October 2004, the Company concluded that a material charge for impairment was required under SFAS 144 for its Gabonese Olowi field as development of the discovery was canceled. Due to significant increases in projected field development costs, primarily due to recent increases in steel costs, the project does not offer competitive returns. The Olowi field was the Company's only Gabonese investment. The Company's current Gabonese permit expires in April 2005. The Company has verbally requested an extension to the permit to allow more time for the Company to determine the best manner to exit Gabon, however, no assurance can be given that such extension will be granted. During 2004, the Company recorded an associated impairment charge to eliminate the carrying value of the Company's Gabonese Olowi field of $39.7 million.

NOTE U.     Subsequent Event - Volumetric Production Payments

     During January 2005, the Company sold two percent of its total proved reserves, or 20.5 million BOE of proved reserves, by means of VPPs for total proceeds of $593 million and the assumption of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to pay down indebtedness.

     The VPPs represent limited term overriding royalty interests in oil and gas reserves which: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) are free and clear of all associated future production costs and capital expenditures; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfers title to the purchaser and (v) allows the Company to retain the assets after the VPP's volumetric obligations have been satisfied.

     The first VPP sells 58 billion cubic feet of Hugoton field gas volumes over an expected five-year term beginning in February 2005 for $275 million of proceeds. The second VPP sells 10.8 million barrels of oil equivalent ("MMBOE") of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $318 million of proceeds.

     Under SFAS 19, a VPP is considered a sale of proved reserves and the related future production of those proved reserves. As a result the Company will
(i) remove the proved reserves associated with the VPPs; (ii) recognize the VPP proceeds as deferred revenue which will be amortized on a unit-of-production basis to future oil and gas revenues over the terms of the VPPs; (iii) retain responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognize production associated with the VPP volumes.

     The Company will amortize to oil and gas revenues $62.9 million of net deferred gas revenue during 2005 associated with the Hugoton field VPP. During 2006, the Company will amortize $53.7 million of net deferred gas revenue associated with the Hugoton field VPP and $57.6 million of net deferred oil revenue associated with the Spraberry field VPP.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002


Capitalized Costs

                                                                                  December 31,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          -----------      -----------
                                                                                 (in thousands)
   Oil and gas properties:
     Proved...........................................................    $ 7,654,181      $ 4,983,558
     Unproved.........................................................        470,435          179,825
                                                                           ----------       ----------
     Capitalized costs for oil and gas properties.....................      8,124,616        5,163,383
     Less accumulated depletion, depreciation and amortization........     (2,243,549)      (1,676,136)
                                                                           ----------       ----------
     Net capitalized costs for oil and gas properties.................    $ 5,881,067      $ 3,487,247
                                                                           ==========       ==========

Costs Incurred for Oil and Gas Producing Activities

                                         Property
                                     Acquisition Costs                                       Asset           Total
                                 -----------------------   Exploration    Development     Retirement         Costs
                                    Proved     Unproved        Costs         Costs      Obligation (a)     Incurred
                                 ----------    ---------    -----------    ---------    --------------    ----------
                                                                  (in thousands)
Year Ended December 31, 2004:
  United States...............   $2,213,879    $ 301,856    $ 127,338     $ 229,636      $   3,476        $2,876,185
  Argentina...................          -           -          49,745        49,937          2,770           102,452
  Canada......................       46,988       20,921       33,406        13,036          6,275           120,626
  Africa and other............          -         18,238       32,932        21,178          2,558            74,906
                                  ---------     --------     --------      --------       --------         ---------
    Total.....................   $2,260,867    $ 341,015    $ 243,421     $ 313,787      $  15,079        $3,174,169
                                  =========     ========     ========      ========       ========        ==========
Year Ended December 31, 2003:
  United States...............   $  130,876    $  12,264    $ 191,809     $ 228,064      $  39,154        $  602,167
  Argentina...................           97        1,787       24,893        25,361           (467)           51,671
  Canada......................           63        5,028       24,899        23,040          1,770            54,800
  Africa and other............          -            910       33,212        20,697          7,998            62,817
                                  ---------     --------     --------      --------       --------         ---------
    Total ....................   $  131,036    $  19,989    $ 274,813     $ 297,162      $  48,455        $  771,455
                                  =========     ========     ========      ========       ========         =========
Year Ended December 31, 2002:
  United States...............   $  156,736    $  34,048    $  72,831     $ 269,945      $     -          $  533,560
  Argentina...................           12           51       14,530        20,528            -              35,121
  Canada......................          457        2,329        9,992        20,728            -              33,506
  Africa and other............          -          1,843       34,125        34,300            -              70,268
                                  ---------     --------     --------      --------       --------         ---------
    Total ....................   $  157,205    $  38,271    $ 131,478     $ 345,501      $     -          $  672,455
                                  =========     ========     ========      ========       ========         =========

-------------
(a)  The  Company  adopted  SFAS 143 on January  1, 2003.  See Notes B and M for
     additional   information   regarding   the   Company's   asset   retirement
     obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002


Results of Operations

     Information about the Company's results of operations for oil and gas producing activities by geographic operating segment is presented in Note S of the accompanying Notes to Consolidated Financial Statements.

Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves as of December 31, 2004, 2003 and 2002, which are located in the United States, Argentina, Canada, Gabon, South Africa and Tunisia, were based on evaluations audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company reports all reserves held under production sharing arrangements and concessions utilizing the "economic interest" method, which excludes the host country's share of proved reserves. Estimated quantities for production sharing arrangements reported under the "economic interest" method are subject to fluctuations in the prices of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. The reserve estimates as of December 31, 2004, 2003 and 2002 utilize respective oil prices of $41.96, $31.10 and $29.67 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $29.12, $20.26 and $19.01 per Bbl, and respective gas prices of $4.76, $4.23 and $3.37 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

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

     Proved reserves at December 31, 2004 include 6.1 MMBOE related to the ten-year extension periods contained in the Company's Argentine concession agreements. Upon approval by the government, the extension periods begin in 2016 and 2017 depending on the effective date that each concession agreement was granted. The Company believes, based on historical precedent, that such extensions will be obtained as a matter of course.

     The following table provides a rollforward of total proved reserves by geographic area and in total for the years ended December 31, 2004, 2003 and 2002, as well as proved developed reserves by geographic area and in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in thousands of Bbls ("MBbls"), gas volumes are expressed in MMcf and total volumes are expressed in thousands of barrels oil equivalent ("MBOE").

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002

                                                                       Year Ended December 31,
                                  -------------------------------------------------------------------------------------------------
                                                2004                              2003                             2002
                                  --------------------------------   ------------------------------   -----------------------------
                                    Oil                                Oil                             Oil
                                  & NGLs       Gas                    & NGLs      Gas                 & NGLs       Gas
Total Proved Reserves:            (MBbls)     (MMcf)       MBOE       (MBbls)    (MMcf)      MBOE     (MBbls)     (MMcf)      MBOE
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------   -------
UNITED STATES
Balance, January 1...............  362,751   1,553,976     621,747    337,631   1,483,971   584,960   279,146   1,474,090   524,829
Revisions of previous estimates..    4,671      25,764       8,965     36,823      94,759    52,616    61,529       5,983    62,525
Purchases of minerals-in-place...   11,803   1,571,053     273,646      4,422      57,124    13,942     8,634      83,361    22,528
New discoveries and extensions...    1,017      56,690      10,465        250      80,769    13,712     4,364       5,349     5,255
Production.......................  (16,974)   (200,598)    (50,407)   (16,375)   (162,647)  (43,483)  (16,042)    (84,812)  (30,177)
Sales of minerals-in-place.......      (11)     (6,550)     (1,103)       -           -         -         -           -         -
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............  363,257   3,000,335     863,313    362,751   1,553,976   621,747   337,631   1,483,971   584,960

ARGENTINA
Balance, January 1...............   33,469     549,856     125,112     31,532     532,081   120,211    35,669     471,150   114,193
Revisions of previous estimates..   (3,040)    (61,483)    (13,287)     2,027      44,064     9,372    (4,954)     47,829     3,017
New discoveries and extensions...    6,428     116,526      25,849      3,562       8,068     4,907     3,985      41,652    10,927
Production.......................   (3,689)    (44,525)    (11,110)    (3,652)    (34,357)   (9,378)   (3,168)    (28,550)   (7,926)
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............   33,168     560,374     126,564     33,469     549,856   125,112    31,532     532,081   120,211

CANADA
Balance, January 1...............    2,407      93,829      18,045      2,361     119,328    22,249     2,659     132,061    24,669
Revisions of previous estimates..      710       8,580       2,140        344     (14,920)   (2,143)       24      (1,150)     (167)
Purchases of mineral-in-place....      823      22,127       4,511        -           -         -         -           -         -
New discoveries and extensions...      541      10,656       2,317         73       4,630       845        68       6,070     1,080
Production.......................     (386)    (15,323)     (2,940)      (371)    (15,209)   (2,906)     (390)    (17,653)   (3,333)
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............    4,095     119,869      24,073      2,407      93,829    18,045     2,361     119,328    22,249

AFRICA
Balance, January 1...............   24,154         -        24,154      9,320         -       9,320     7,685         -       7,685
Revisions of previous estimates..  (12,111)        -       (12,111)    (1,817)        -      (1,817)      790         -         790
New discoveries and extensions...      502         -           502     17,374         -      17,374       845         -         845
Production.......................   (4,274)        -        (4,274)      (723)        -        (723)      -           -         -
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------   -------
Balance, December 31.............    8,271         -         8,271     24,154         -      24,154     9,320         -       9,320

TOTAL
Balance, January 1...............  422,781   2,197,661     789,058    380,844   2,135,380   736,740   325,159   2,077,301   671,376
Revisions of previous estimates..   (9,770)    (27,139)    (14,293)    37,377     123,903    58,028    57,389      52,662    66,165
Purchases of minerals-in-place...   12,626   1,593,180     278,157      4,422      57,124    13,942     8,634      83,361    22,528
New discoveries and extensions...    8,488     183,872      39,133     21,259      93,467    36,838     9,262      53,071    18,107
Production.......................  (25,323)   (260,446)    (68,731)   (21,121)   (212,213)  (56,490)  (19,600)   (131,015)  (41,436)
Sales of minerals-in-place.......      (11)     (6,550)     (1,103)       -           -         -         -           -         -
                                  --------   ---------   ---------   --------   ---------   -------   -------   ---------  --------
Balance, December 31.............  408,791   3,680,578   1,022,221    422,781   2,197,661   789,058   380,844   2,135,380   736,740
                                  ========   =========   =========   ========   =========   =======   =======   =========  ========

Proved Developed Reserves:
  United States..................  209,349   1,202,264     409,727    209,948   1,067,701   387,899   196,893   1,027,750   368,184
  Argentina......................   21,149     352,660      79,926     22,180     402,640    89,287    28,248     341,967    85,243
  Canada.........................    2,312      86,500      16,728      2,042      90,003    17,042     2,086      94,607    17,854
  Africa.........................    6,817         -         6,817        -           -         -         -           -         -
                                  --------  ----------   ---------   --------   ---------   -------   -------   ---------  --------
    Balance, January 1...........  239,627   1,641,424     513,198    234,170   1,560,344   494,228   227,227   1,464,324   471,281
                                  ========  ==========   =========   ========   =========   =======   =======   =========  ========

  United States..................  223,749   2,045,275     564,628    209,349   1,202,264   409,727   209,948   1,067,701   387,899
  Argentina......................   20,565     320,616      74,001     21,149     352,660    79,926    22,180     402,640    89,287
  Canada.........................    3,849     107,547      21,773      2,312      86,500    16,728     2,042      90,003    17,042
  Africa.........................    8,271         -         8,271      6,817         -       6,817       -           -         -
                                  --------  ----------   ---------   --------   ---------   -------   -------   ---------  --------
    Balance, December 31.........  256,434   2,473,438     668,673    239,627   1,641,424   513,198   234,170   1,560,344   494,228
                                  ========  ==========   =========   ========   =========   =======   =======   =========  ========

--------------------------------------------------------------------------------
o The proved gas reserves as of December 31, 2004 include 271.7 MMcf of gas that will be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point. The above production amounts for 2004 include approximately 9,600 MMcf of field fuel.
--------------------------------------------------------------------------------

                                       107

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002


Standardized Measure of Discounted Future Net Cash Flows

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Company's commodity hedging contracts. Utilizing December 31, 2004 commodity prices held constant over each hedge contract's term, the net present value of the Company's hedge contracts, less associated estimated income taxes and discounted at 10 percent, was a liability of approximately $291 million at December 31, 2004.

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

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002

     The following tables provide the standardized measure of discounted future cash flows by geographic area and in total for the years ended December 31, 2004, 2003 and 2002, as well as a rollforward in total for each respective year:

                                                                     Year Ended December 31,
                                                             -----------------------------------------
                                                                 2004           2003           2002
                                                             -----------    -----------    -----------
                                                                          (in thousands)
UNITED STATES
Oil and gas producing activities:
   Future cash inflows...................................    $28,373,520    $17,760,911    $14,725,914
   Future production costs...............................     (8,232,530)    (5,440,383)    (4,394,491)
   Future development costs..............................     (1,829,937)    (1,188,394)      (864,386)
   Future income tax expense.............................     (5,612,935)    (3,057,968)    (2,325,946)
                                                              ----------     ----------     ----------
                                                              12,698,118      8,074,166      7,141,091
   10% annual discount factor............................     (7,116,815)    (4,276,678)    (3,684,400)
                                                              ----------     ----------     ----------
Standardized measure of discounted future cash flows.....    $ 5,581,303    $ 3,797,488    $ 3,456,691
                                                              ==========     ==========     ==========
ARGENTINA
Oil and gas producing activities:
   Future cash inflows...................................    $ 1,747,737    $ 1,257,068    $   986,716
   Future production costs...............................       (289,742)      (233,399)      (175,938)
   Future development costs..............................       (234,309)      (136,663)       (84,669)
   Future income tax expense.............................       (221,733)      (161,683)      (143,845)
                                                              ----------     ----------     ----------
                                                               1,001,953        725,323        582,264
   10% annual discount factor............................       (354,661)      (282,205)      (242,158)
                                                              ----------     ----------     ----------
Standardized measure of discounted future cash flows.....    $   647,292    $   443,118    $   340,106
                                                              ==========     ==========     ==========
CANADA
Oil and gas producing activities:
   Future cash inflows...................................    $   889,940    $   520,976    $   502,260
   Future production costs...............................       (286,197)       (91,675)       (89,246)
   Future development costs..............................        (40,023)       (11,551)       (22,294)
   Future income tax expense.............................        (96,431)       (72,895)       (87,363)
                                                              ----------     ----------     ----------
                                                                 467,289        344,855        303,357
   10% annual discount factor............................       (190,822)      (126,436)      (104,345)
                                                              ----------     ----------     ----------
Standardized measure of discounted future cash flows.....    $   276,467    $   218,419    $   199,012
                                                              ==========     ==========     ==========
AFRICA
Oil and gas producing activities:
   Future cash inflows...................................    $   333,091    $   713,459    $   279,896
   Future production costs...............................        (75,381)      (212,615)       (95,216)
   Future development costs..............................        (14,497)      (261,413)       (26,770)
   Future income tax expense.............................        (81,680)       (17,062)       (10,912)
                                                              ----------     ----------     ----------
                                                                 161,533        222,369        146,998
   10% annual discount factor............................        (23,520)       (98,141)       (16,255)
                                                              ----------     ----------     ----------
Standardized measure of discounted future cash flows.....    $   138,013    $   124,228    $   130,743
                                                              ==========     ==========     ==========
TOTAL
Oil and gas producing activities:
   Future cash inflows...................................    $31,344,288    $20,252,414    $16,494,786
   Future production costs...............................     (8,883,850)    (5,978,072)    (4,754,891)
   Future development costs (a)..........................     (2,118,766)    (1,598,021)      (998,119)
   Future income tax expense.............................     (6,012,779)    (3,309,608)    (2,568,066)
                                                              ----------     ----------     ----------
                                                              14,328,893      9,366,713      8,173,710
   10% annual discount factor............................     (7,685,818)    (4,783,460)    (4,047,158)
                                                              ----------     ----------     ----------
Standardized measure of discounted future cash flows.....    $ 6,643,075    $ 4,583,253    $ 4,126,552
                                                              ==========     ==========     ==========

-------------
(a) Includes $258.1 million and $208.1 million of undiscounted future asset retirement expenditures estimated as of December 31, 2004 and 2003, respectively, using current estimates of future abandonment costs. See Notes B and M for corresponding information regarding the Company's discounted asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002


Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                      Year Ended December 31,
                                                             -----------------------------------------
                                                                 2004           2003           2002
                                                             -----------    -----------    -----------
                                                                          (in thousands)
   Oil and gas sales, net of production costs.............   $(1,719,990)   $(1,136,520)   $  (489,338)
   Net changes in prices and production costs.............     2,082,706        670,165      2,042,575
   Extensions and discoveries.............................       302,794        413,777        152,253
   Development costs incurred during the period...........       249,890        202,396        262,469
   Sales of minerals-in-place.............................       (14,222)           -              -
   Purchases of minerals-in-place.........................     2,058,195        198,442        187,460
   Revisions of estimated future development costs........      (447,828)      (444,726)      (387,404)
   Revisions of previous quantity estimates...............       140,950        458,468        527,987
   Accretion of discount..................................       644,238        514,608        250,033
   Changes in production rates, timing and other..........      (167,400)       (71,557)        99,722
                                                              ----------     ----------     ----------
   Change in present value of future net revenues.........     3,129,333        805,053      2,645,757
   Net change in present value of future income taxes.....    (1,069,511)      (348,352)    (1,019,531)
                                                              ----------     ----------     ----------
                                                               2,059,822        456,701      1,626,226
   Balance, beginning of year.............................     4,583,253      4,126,552      2,500,326
                                                              ----------     ----------     ----------
   Balance, end of year...................................   $ 6,643,075    $ 4,583,253    $ 4,126,552
                                                              ==========     ==========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2004, 2003 and 2002



Selected Quarterly Financial Results

     The following table provides selected quarterly financial results for the years ended December 31, 2004 and 2003:

                                                                             Quarter
                                                         ------------------------------------------------
                                                           First       Second      Third (a)     Fourth
                                                         ---------    ---------    ---------    ---------
                                                             (in thousands, except per share data)
2004:
       Oil and gas revenues...........................   $ 435,527    $ 435,930    $ 441,724    $ 519,482
       Total revenues and other income................   $ 437,249    $ 437,308    $ 443,151    $ 529,068
       Total costs and expenses.......................   $ 337,284    $ 315,847    $ 338,708    $ 375,724
       Net income.....................................   $  60,188    $  69,702    $  80,916    $ 102,048
       Net income per share:
          Basic ......................................   $     .51    $     .59    $     .68    $     .71
                                                          ========     ========     ========     ========
          Diluted.....................................   $     .50    $     .58    $     .67    $     .69
                                                          ========     ========     ========     ========
2003:
       Oil and gas revenues...........................   $ 273,431    $ 334,077    $ 326,210    $ 340,153
       Total revenues and other income................   $ 277,570    $ 335,441    $ 326,604    $ 347,804
       Total costs and expenses.......................   $ 206,459    $ 255,626    $ 234,686    $ 259,872
       Net income:
          Income before cumulative effect of change
            in accounting principle...................   $  68,807    $  77,185    $ 191,813    $  57,374
          Cumulative effect of change in accounting
            principle, net of tax.....................      15,413          -            -            -
                                                          --------     --------     --------     --------
          Net income..................................   $  84,220    $  77,185    $ 191,813    $  57,374
                                                          ========     ========     ========     ========
       Basic earnings per share:
          Income before cumulative effect of change
            in accounting principle...................   $     .59    $     .66    $    1.64    $     .49
          Cumulative effect of change in accounting
            principle, net of tax.....................         .13          -            -            -
                                                          --------     --------     --------     --------
          Net income..................................   $     .72    $     .66    $    1.64    $     .49
                                                          ========     ========     ========     ========
       Diluted earnings per share:
          Income before cumulative effect of change
            in accounting principle...................   $     .58    $     .65    $    1.62    $     .48
          Cumulative effect of change in accounting
            principle, net of tax.....................         .13          -            -            -
                                                          --------     --------     --------     --------
          Net income..................................   $     .71    $     .65    $    1.62    $     .48
                                                          ========     ========     ========     ========

-------------
(a) The Company's third quarter results for 2003 include a $104.7 million adjustment to reduce United States deferred tax asset valuation allowances. See Note Q for additional information regarding income taxes.

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


        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Pioneer Natural Resources Company (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

     As of December 31, 2004, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting".

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
          ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Pioneer Natural Resources Company:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Pioneer Natural Resources Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2004 of the Company and our report dated February 17, 2005 expressed an unqualified opinion thereon.


                                                               Ernst & Young LLP

Dallas, Texas
February 17, 2005
                                       113

ITEM 9B.     OTHER INFORMATION

       None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2005 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2005 and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     See "Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities" for information regarding the Company's equity compensation plans. The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2005 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 201(d) of Regulation S-K in response to this item is provided in "Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities". The information required by Item 403 of Regulation S-K in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2005 and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this item is set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held on May 12, 2005 and is incorporated herein by reference.

                                     PART IV


ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Listing of Financial Statements

  Financial Statements

     The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

       Report of Independent Registered Pubic Accounting Firm
       Consolidated Balance Sheets as of December 31, 2004 and 2003 Consolidated Statements of Operations for the Years Ended December 31,
         2004, 2003 and 2002
       Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 2004, 2003 and 2002
       Consolidated Statements of Cash Flows for the Years Ended December 31,
         2004, 2003 and 2002
       Consolidated Statements of Comprehensive Income (Loss) for the Years
         Ended December 31, 2004, 2003 and 2002
       Notes to Consolidated Financial Statements
       Unaudited Supplementary Information

(b)    Exhibits

     The exhibits to this Report required to be filed pursuant to Item 15(c) are listed below and in the "Index to Exhibits" attached hereto.

(c)     Financial Statement Schedules

     No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

  Exhibits

Exhibit
Number                                  Description

2.1     -   Agreement and Plan of Merger,  dated as  of May 3,  2004,  among the
            Company,   Evergreen  and  BC  Merger  Sub,  Inc.  (incorporated  by
            reference to  Exhibit 2.1  to the  Company's Current  Report on Form
            8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
3.1     -   Amended  and  Restated  Certificate  of Incorporation of the Company
            (incorporated   by  reference  to   Exhibit  3.1  to  the  Company's
            Registration   Statement   on  Form   S-4,   dated  June  27,  1997,
            Registration No. 333-26951).
3.2     -   Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's Registration Statement on Form S-4,  dated June
            27, 1997, Registration No. 333-26951).
4.1     -   Form of Certificate  of Common Stock,  par value $.01 per share,  of the  Company  (incorporated  by  reference  to  Exhibit  4.1  to the
            Company's Registration Statement on Form S-4,  dated June 27,  1997,
            Registration No. 333-26951).
4.2     -   Rights  Agreement  dated  July 24,  2001,  between  the  Company and
            Continental  Stock  Transfer  &  Trust   Company,   as Rights  Agent
            (incorporated   by  reference  to   Exhibit  4.1  to  the  Company's
            Registration Statement on Form 8-A, File No. 1-13245, filed with the
            SEC on July 24, 2001).
4.3     -   Certificate  of  Designation  of   Series  A  Junior   Participating
            Preferred Stock  (incorporated by  reference to Exhibit A to Exhibit
            4.1 to the Company's Registration  Statement on  Form  8-A, File No.
            1-13245, filed with the SEC on July 24, 2001).
4.4     -   Indenture dated April 12,  1995,  between Pioneer USA  (successor to
            Parker & Parsley  Petroleum  Company  ("Parker & Parsley"))  and The
            Chase   Manhattan   Bank   (National   Association),    as   trustee
            (incorporated  by  reference to  Exhibit 4.1  to Parker &  Parsley's
            Current Report on Form 8-K, dated April 12, 1995, File No. 1-10695).
4.5     -   First Supplemental  Indenture  dated as  of  August 7,  1997,  among
            Parker & Parsley, The Chase Manhattan Bank, as trustee,  and Pioneer
            USA, with respect to the indenture  identified above as  Exhibit 4.4
            (incorporated   by  reference  to  Exhibit  10.5  to  the  Company's
            Quarterly  Report on  Form 10-Q  for the  period ended September 30,
            1997, File No. 1-13245).
4.6     -   Second Supplemental Indenture  dated as of December 30,  1997, among
            Pioneer USA, Pioneer  NewSub1, Inc. and The Chase Manhattan Bank, as
            trustee,  with respect to  the indenture identified above as Exhibit
            4.4 (incorporated  by  reference to  Exhibit 10.17  to the Company's
            Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on
            January 2, 1998).
4.7     -   Third Supplemental Indenture  dated as of December 30,  1997,  among
            Pioneer NewSub1, Inc. (as successor to Pioneer USA), Pioneer DebtCo,
            Inc. and The Chase Manhattan Bank,  as trustee,  with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.18 to the Company's  Current Report on Form 8-K,  File
            No. 1-13245, filed with the SEC on January 2, 1998).
4.8     -   Fourth Supplemental Indenture  dated as of  December 30, 1997, among
            Pioneer DebtCo,  Inc. (as  successor to  Pioneer NewSub1,  Inc.,  as successor to  Pioneer USA),  the Company,  Pioneer USA and The Chase
            Manhattan Bank, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by  reference to Exhibit 10.19 to the Company's Current Report  on Form 8-K,  File No. 1-13245,  filed with the SEC on January 2, 1998).
4.9     -   Indenture dated  January 13, 1998,  between the Company and The Bank of New York,  as trustee  (incorporated by reference to Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K,  File
            No. 1-13245, filed with the SEC on January 14, 1998).
4.10    -   First Supplemental Indenture dated as of January 13, 1998, among the
            Company,  Pioneer USA,  as the subsidiary guarantor, and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 99.2  to the
            Company's and  Pioneer USA's  Current Report on  Form 8-K,  File No.
            1-13245, filed with the SEC on January 14, 1998).
4.11    -   Second Supplemental Indenture dated as of April 11, 2000,  among the
            Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.9 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March
            31, 2000, File No. 1-13245).

Exhibit
Number                                  Description

4.12    -   Third Supplemental Indenture  dated as of April 30,  2002, among the
            Company, Pioneer USA,  as the subsidiary guarantor,  and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 10.4  to the
            Company's Quarterly Report on Form 10-Q  for the  three months ended
            March 31, 2002, File No. 1-13245).
4.13    -   Fourth Supplemental Indenture dated as of July 15,  2004,  among the
            Company and  The Bank of  New York, as trustee,  with respect to the indenture identified above as Exhibit 4.9 (incorporated by reference to Exhibit 99.1  to the  Company's  Current Report on Form 8-K, File
            No. 1-13245, filed with the SEC on July 19, 2004).
4.14    -   Fifth Supplemental Indenture  dated as of July 15,  2004,  among the
            Company,  Pioneer USA,  as the subsidiary guarantor, and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 99.2  to the
            Company's Current Report on Form 8-K,  File No. 1-13245,  filed with the SEC on July 19, 2004).
4.15    -   Indenture dated as of March 10,  2004,  among Evergreen and Wachovia
            Bank,  National  Association,  as trustee,  relating to  Evergreen's
            5.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to Evergreen's  Quarterly Report on Form 10-Q for the
            quarter ended March 31, 2004,  File No. 1-13171,  filed with the SEC on May 10, 2004).
4.16    -   Indenture dated as of  December 18, 2001,  among Evergreen and First
            Union  National Bank,  as trustee,  relating  to  Evergreen's  4.75%
            Senior Convertible  Notes due  December 15,  2021  (incorporated  by reference to  Exhibit 4.3 to Evergreen's Annual Report on  Form 10-K
            for the  year ended December 31, 2001,  File No. 1-13171, filed with the SEC on March 11, 2002).
4.17    -   First Supplemental Indenture  dated as of September 28,  2004, among
            Pioneer Evergreen  Properties,  LLC  (as successor to Evergreen) and
            Wachovia Bank, National Association, as trustee, with respect to the
            indenture  identified  above  as   Exhibit  4.15   (incorporated  by
            reference to  Exhibit 4.5  to the Company's  Current Report  on Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
4.18    -   First Supplemental Indenture  dated as of September 28, 2004,  among the Company, Evergreen and  Wachovia Bank,  National Association (as
            successor to  First Union  National Bank),  as trustee, with respect to the indenture identified  above as Exhibit 4.16  (incorporated by reference to  Exhibit 4.1 to the  Company's Amendment to the Current
            Report on  Form 8-K/A,  File No.  1-13245,  filed  with  the  SEC on
            November 5, 2004).
4.19    -   Second Supplemental  Indenture dated as of September 28, 2004, among the Company,  Pioneer Evergreen  Properties,  LLC  (as  successor to
            Evergreen) and Wachovia Bank,  National Association (as successor to
            First  Union  National  Bank),  as  trustee,  with  respect  to  the
            indenture   identified  above  as   Exhibit  4.16  (incorporated  by
            reference to  Exhibit 4.7 to the Company's  Current  Report on  Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
4.20    -   Third Supplemental  Indenture dated as of  September 30, 2004, among the Company,  Pioneer  Debt Sub,  LLC and  Wachovia  Bank,  National
            Association (as successor to First Union National Bank), as trustee, with respect  to the  indenture  identified  above as  Exhibit  4.16
            (incorporated by reference to Exhibit 4.1  to the Company's  Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on November
            5, 2004).
4.21    -   Fourth Supplemental Indenture dated as of  September 30, 2004, among the Company and Wachovia Bank, National Association (as successor to
            First  Union  National  Bank),  as  trustee,  with  respect  to  the
            indenture  identified  above   as  Exhibit  4.16   (incorporated  by
            reference to  Exhibit 4.2  to the  Company's  Current Report on Form
            8-K, File No. 1-13245, filed with the SEC on November 5, 2004).
4.22    -   Second Supplemental Indenture  dated as of September 30, 2004, among
            Pioneer Debt Sub,  LLC and Wachovia Bank,  National Association,  as
            trustee, with respect to the  indenture identified  above as Exhibit
            4.15   (incorporated by  reference to  Exhibit 4.3 to  the Company's
            Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on
            November 5, 2004).
4.23    -   Third Supplemental Indenture dated  as of September 30,  2004, among the Company and  Wachovia Bank,  National  Association,  as trustee, with respect  to the  indenture  identified  above  as  Exhibit 4.15
            (incorporated by reference to  Exhibit 4.15 to the Company's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on November
            5, 2004).
4.24    -   Fourth Supplemental Indenture  dated as of  November 1, 2004,  among the Company, Pioneer USA, as guarantor, and Wachovia Bank,  National
            Association, as trustee, with respect to the indenture identified above as Exhibit 4.15 (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 5, 2004).

Exhibit
Number                                  Description

10.1H   -   1991 Stock  Option  Plan  of  Mesa Inc.  ("Mesa")  (incorporated  by reference to Exhibit  10(v) to Mesa's Annual Report on Form 10-K for
            the period ended December 31, 1991).
10.2H   -   1996 Incentive  Plan of Mesa  (incorporated by  reference to Exhibit
            10.28 to the  Company's Registration  Statement on  Form S-4,  dated
            June 27, 1997, Registration No. 333-26951).
10.3H   -   Parker & Parsley  Long-Term Incentive  Plan, dated February 19, 1991
            (incorporated  by  reference  to  Exhibit 4.1 to  Parker & Parsley's
            Registration Statement on Form S-8, Registration No. 33-38971).
10.4H   -   First Amendment  to the  Parker & Parsley  Long-Term Incentive Plan,
            dated August 23, 1991 (incorporated by  reference to Exhibit 10.2 to
            Parker  &  Parsley's  Registration  Statement  on  Form  S-1,  dated
            February 28, 1992, Registration No. 33-46082).
10.5H   -   The Company's Long-Term  Incentive Plan  (incorporated by  reference to Exhibit 4.1  to the Company's Registration Statement on Form S-8,
            Registration No.  333-35087,  filed  with the  SEC  on  September 8,
            1997).
10.6H   -   First Amendment to the Company's Long-Term Incentive Plan, effective as of  November 23, 1998 (incorporated by reference to Exhibit 10.72 to the Company's  Annual Report  on Form  10-K for  the period ended
            December 31, 1999, File No. 1-13245).
10.7H   -   Second   Amendment  to  the   Company's  Long-Term  Incentive  Plan,
            effective as of  May 20, 1999  (incorporated by reference to Exhibit
            10.73 to the  Company's Annual  Report on  Form 10-K  for the period ended December 31, 1999, File No. 1-13245).
10.8H   -   Third   Amendment  to   the  Company's  Long-Term   Incentive  Plan,
            effective  as of  February 17,  2000  (incorporated by  reference to
            Exhibit  10.76 to the Company's Annual  Report  on Form 10-K for the
            period ended December 31, 1999, File No. 1-13245).
10.9H   -   The  Company's  Employee   Stock  Purchase  Plan   (incorporated  by
            reference  to Exhibit 4.1 to the Company's Registration Statement on
            Form  S-8,  Registration  No.  333-35165,  filed  with  the  SEC  on
            September 8, 1997).
10.10H  -   First  Amendment  to the  Company's  Employee  Stock  Purchase Plan,
            dated December 9,  1998 (incorporated by reference  to the Company's
            Annual  Report  on Form  10-K for  the year ended December 31, 1998,
            File No. 1-13245).
10.11H  -   Second  Amendment to  the Company's  Employee  Stock Purchase  Plan,
            dated December 14, 1999  (incorporated by reference to Exhibit 10.74 to the  Company's  Annual  Report on Form 10-K  for the period ended
            December 31, 1999, File No. 1-13245).
10.12H  -   The Company's  Deferred  Compensation  Retirement Plan (incorporated by reference to Exhibit 4.1 to the  Company's Registration Statement
            on Form S-8,  Registration No.  333-39153,  filed  with  the  SEC on
            October 31, 1997).
10.13H  -   Omnibus Amendment to Nonstatutory Stock Option Agreements,  included as part of the  Parker & Parsley Long-Term  Incentive Plan, dated as of November 16, 1995,  between Parker & Parsley  and Named Executive
            Officers identified on  Schedule 1  setting forth additional details
            relating  to  the   Parker  &  Parsley   Long-Term  Incentive   Plan
            (incorporated  by reference to  Parker & Parsley's  Annual Report on
            Form 10-K for the year ended December 31, 1995, File No. 1-10695).
10.14H  -   Severance Agreement, dated as of August 8, 1997, between the Company and  Scott  D.  Sheffield,  together  with  a  schedule  identifying substantially identical  agreements between the  Company and each of the other named  executive officers identified on Schedule I for the purpose  of  defining  the  payment  of  certain  benefits  upon the termination of the officer's employment under  certain circumstances
            (incorporated  by  reference  to  Exhibit  10.7  to   the  Company's
            Quarterly  Report on Form 10-Q  for the  period ended  September 30,
            1997, File No. 1-13245).
10.15G  -   Amendment to  Schedule I  with respect  to the  Severance  Agreement identified above as Exhibit 10.14.
10.16G  -   Form of Severance Agreement,  dated  January 1,  2005,   between the
            Company  and  the  Officer,  together  with  a schedule  identifying substantially  identical agreements  between the Company and each of the other named officers identified on  Exhibit A for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances.
10.17G  -   Severance  Agreement,  dated  as of  January 1,  2005,  between  the
            Company and Kenneth H. Sheffield, Jr., for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances.

Exhibit
Number                                  Description

10.18G  -   Severance  Agreement,  dated  as of  December 1,  2000,  between the
            Company and  Chris J.  Cheatwood,  for the  purpose of  defining the payment  of certain  benefits upon the  termination of the officer's employment under certain circumstances.
10.19G  -   Amendment to  Severance Agreement,  dated as of  February 19,  2002, between  the  Company and  Chris J.  Cheatwood,  for the  purpose of redefining the payment  of certain  benefits upon the termination of the officer's employment under certain circumstances with respect to the Severance Agreement identified above as Exhibit 10.18.
10.20G  -   Severance  Agreement,  dated  as  of  November 1, 2003,  between the
            Company  and  A. R.  Alameddine,  for  the  purpose of  defining the payment of  certain benefits upon the  termination of  the officer's employment under certain circumstances.
10.21G  -   Severance  Agreement,  dated  as of  December 1,  1999,  between the
            Company and  Thomas C.  Halbouty,  for the  purpose of  defining the payment  of certain  benefits upon  the termination of the officer's employment under certain circumstances.
10.22G  -   Severance  Agreement,  dated  as of  August  8,  1997,  between  the
            Company  and  Larry N.  Paulsen,  for  the  purpose of  defining the payment of certain benefits upon the  termination  of the  officer's employment under certain circumstances.
10.23G  -   Amendment  to  August  8,  1997  Severance  Agreement,  dated  as of
            February 19, 2002, between the Company and Larry N. Paulsen, for the purpose of  redefining  the  payment of  certain  benefits  upon the termination of the officer's employment under  certain circumstances with respect to the  Severance Agreement identified above as Exhibit
            10.22.
10.24G  -   Severance  Agreement,  dated  as of  August 24,  1999,  between  the
            Company and Danny Kellum, for the purpose of defining the payment of certain benefits  upon the  termination of the  officer's employment under certain circumstances.
10.25G  -   Amendment to  August 24,  1999  Severance  Agreement,  dated  as  of
            February 19, 2002, between the Company and Danny L. Kellum,  for the purpose of  redefining the  payment of  certain  benefits  upon  the termination of the officer's employment  under certain circumstances with respect to the  Severance Agreement identified above as Exhibit
            10.24.
10.26G  -   Severance  Agreement,  dated  as of  January 1,  2005,  between  the
            Company and  Todd A.  Dillabough,  for the  purpose of  defining the payment  of certain  benefits upon the  termination of the officer's employment under certain circumstances.
10.27H  -   Indemnification Agreement, dated as of  August 8, 1997,  between the
            Company and Scott D. Sheffield, together with a schedule identifying substantially  identical agreements  between the Company and each of
            the  Company's   other  directors   and  named   executive  officers
            identified on Schedule I (incorporated by  reference to Exhibit 10.8 to the Company's Quarterly Report on  Form 10-Q for the period ended
            September 30, 1997, File No. 1-13245).
10.28G  -   Amendment  to  Schedule  I  with  respect   to  the  Indemnification
            Agreement identified above as Exhibit 10.27.
10.29H  -   Pioneer USA 40l(k) and Matching Plan, Amended and Restated Effective
            as of January 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December
            31, 2002, File No. 1-13245).
10.30   -   5-Year  Revolving Credit  Agreement dated  as of  December 16, 2003, among the  Company,  as the  Borrower;  JP Morgan Chase  Bank as the
            Administrative Agent;  JP Morgan  Chase Bank  and Bank  of  America,
            N.A., as the Issuing Banks;  Wachovia Bank,  National Association as
            the Syndication Agent;  Bank of America, N.A., Bank One, N.A., Fleet
            National Bank  and Wells Fargo Bank,  National  Association,  as the
            Co-Documentation Agents  and certain other lenders  (incorporated by reference to  Exhibit 10.1 to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 2004, File No. 1-13245).
10.31   -   First Amendment  to 5-Year  Revolving  Credit  Agreement dated as of
            June 9, 2004  among the  Company,  as the Borrower;  JP Morgan Chase
            Bank as  the Administrative Agent;  JP Morgan Chase Bank and Bank of
            America,  N.A.,  as  the  Issuing  Banks;  Wachovia  Bank,  National
            Association  as the  Syndication Agent;  Bank of America, N.A., Bank
            One, N.A.,  Fleet  National  Bank and  Wells  Fargo  Bank,  National
            Association, as the Co-Documentation Agents and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly  Report on  Form 10-Q for the  period ended June 30, 2004,
            File No. 1-13245).

Exhibit
Number                                  Description

10.32   -   364-Day Credit  Agreement dated  as of  September 28, 2004 among the
            Company, as the Borrower; JP Morgan Chase Bank as the Administrative
            Agent; Bank of America, N.A.,  Barclays Bank PLC,  Wells Fargo Bank,
            National  Association and Wachovia Bank, National Association as the
            Co-Documentation  Agents and  certain other lenders (incorporated by reference to  Exhibit 99.2  to the Company's  Current Report on Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
10.33   -   Non-Competition  Agreement  dated  October  29,  2004,  between  the
            Company and  Mark S. Sexton  (incorporated  by reference  to Exhibit
            10.1 to the Company's Current Report on Form 8-K,  File No. 1-13245,
            filed with the SEC on November 4, 2004).
10.34   -   Second Amendment to  5-Year  Revolving Credit  Agreement dated as of
            January 21, 2005 among the Company,  as the Borrower; JPMorgan Chase
            Bank as the  Administrative Agent;  JPMorgan Chase  Bank and Bank of
            America,  N.A.,  as  the  Issuing  Banks;  Wachovia  Bank,  National
            Association as the Syndication Agent;  Bank of America,  N.A.,  Bank
            One,  N.A.,  Fleet  National  Bank and  Wells Fargo  Bank,  National
            Association, as the Co-Documentation Agents;  J.P. Morgan Securities
            Inc. and  Wachovia Capital  Markets,  LLC,  as the  Co-Arrangers and
            Joint  Bookrunners;  and  certain  other  lenders  (incorporated  by reference to Exhibit 99.1 to the  Company's Current  Report on  Form
            8-K, File No. 1-13245, filed with the SEC on January 27, 2005).
10.35   -   First Amendment  to 364-Day Credit Agreement dated as of January 21,
            2005 among the Company,  as the Borrower; JPMorgan Chase Bank as the
            Administrative Agent;  Bank of America,  N.A.,  Barclays  Bank  PLC,
            Wells Fargo Bank,  National Association and Wachovia Bank,  National
            Association  as the  Co-Documentation Agents; J.P. Morgan Securities
            Inc. as  the Lead Arranger  and Sole  Bookrunner;  and certain other lenders (incorporated by reference to Exhibit 99.2 to  the Company's
            Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on
            January 27, 2005).
10.36   -   Production Payment Purchase and  Sale Agreement dated  as of January
            26, 2005 among the Company,  as the Seller,  and Royalty Acquisition
            Company, LLC,  as the Buyer  (related to Hugoton gas)  (incorporated by reference  to Exhibit 99.2  to the  Company's  Current  Report on
            Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.37   -   Production Payment Purchase and  Sale Agreement  dated as of January
            26, 2005 among the Company,  as the Seller,  and Royalty Acquisition
            Company,  LLC,  as the Buyer (related to Spraberry oil)(incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form
            8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.38H  -   2000 Stock Incentive Plan of Evergreen Resources, Inc. (incorporated by reference to  Exhibit 4.4 to the Company's Registration Statement
            on Form S-8,  File No.  333-119355,  filed with the SEC on September
            29, 2004).
10.39H  -   Carbon Energy  Corporation 1999  Stock Option Plan  (incorporated by reference to  Exhibit 4.5 to the Company's Registration Statement on
            Form S-8,  File No. 333-119355,  filed with the SEC on September 29,
            2004).
10.40H  -   Evergreen Resources, Inc.  Initial Stock  Option Plan  (incorporated by reference to Exhibit 4.6 to the Company's  Registration Statement
            on Form S-8, File No. 333-119355,  filed with  the SEC  on September
            29, 2004).
14.1    -   Code of Business  Conduct and Ethics  (incorporated by  reference to
            Annex D of the Company's  Schedule 14A  Definitive Proxy  Statement,
            File No. 1-13245, filed with the SEC on April 7, 2003).
21.1(a) -   Subsidiaries of the  registrant.
23.1(a) -   Consent of Ernst & Young LLP.
23.2(a) -   Consent of Netherland, Sewell & Associates, Inc.
31.1(a) -   Chief Executive  Officer  certification  under  Section  302  of the
            Sarbanes-Oxley Act of 2002.
31.2(a) -   Chief  Financial  Officer  certification  under  Section 302  of the
            Sarbanes-Oxley Act of 2002.
32.1(b) -   Chief  Executive  Officer  certification  under  Section  906 of the
            Sarbanes-Oxley Act of 2002.
32.2(b) -   Chief  Financial  Officer  certification  under  Section 906 of  the
            Sarbanes-Oxley Act of 2002.
---------------
(a) Filed herewith.
(b) Furnished herewith.

H   Executive  Compensation  Plan or Arrangement  previously  filed  pursuant to
    Item 14(c).
G Executive Compensation Plan or Arrangement filed herewith pursuant to Item 14(c).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PIONEER NATURAL RESOURCES COMPANY


Date: February 16, 2005          By:    /s/ Scott D. Sheffield
                                     ------------------------------------------
                                     Scott D. Sheffield, Chairman of the Board,
                                       Chief Executive Officer and Assistant
                                       Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                 Title                            Date
         ---------                                 -----                            ----

  /s/ Scott D. Sheffield            Chairman of the Board, Chief Executive    February 16, 2005
------------------------------
Scott D. Sheffield                     Officer and Assistant Secretary
                                       (principal executive officer)

  /s/ Richard P. Dealy              Executive Vice President and Chief        February 16, 2005
------------------------------
Richard P. Dealy                       Financial Officer
                                       (principal financial officer)

  /s/ Darin G. Holderness           Vice President and Chief Accounting       February 16, 2005
------------------------------
Darin G. Holderness                    Officer


  /s/ James R. Baroffio             Director                                  February 16, 2005
------------------------------
James R. Baroffio


  /s/ Edison C. Buchanan            Director                                  February 16, 2005
------------------------------
Edison C. Buchanan


  /s/ R. Hartwell Gardner           Director                                  February 16, 2005
------------------------------
R. Hartwell Gardner


  /s/ James L. Houghton             Director                                  February 16, 2005
------------------------------
James L. Houghton


  /s/ Jerry P. Jones                Director                                  February 16, 2005
------------------------------
Jerry P. Jones


  /s/ Linda K. Lawson               Director                                  February 16, 2005
------------------------------
Linda K. Lawson


  /s/ Andrew D. Lundquist           Director                                  February 16, 2005
------------------------------
Andrew D. Lundquist


  /s/ Charles E. Ramsey, Jr.        Director                                  February 16, 2005
------------------------------
Charles E. Ramsey, Jr.


  /s/ Mark S. Sexton                Director                                  February 16, 2005
------------------------------
Mark S. Sexton


  /s/ Robert A. Solberg             Director                                  February 16, 2005
------------------------------
Robert A. Solberg


  /s/ Jim A. Watson                 Director                                  February 16, 2005
------------------------------
Jim A. Watson


Exhibit Index


2.1     -   Agreement and  Plan of Merger,  dated as of  May 3, 2004,  among the
            Company,  Evergreen  and   BC  Merger  Sub,  Inc.  (incorporated  by
            reference to  Exhibit 2.1  to the  Company's Current  Report on Form
            8-K, File No. 1-13245, filed with the SEC on May 5, 2004).
3.1     -   Amended and Restated  Certificate of  Incorporation  of the  Company
            (incorporated  by  reference  to  Exhibit  3.1   to  the   Company's
            Registration   Statement  on   Form  S-4,   dated  June  27,   1997,
            Registration No. 333-26951).
3.2     -   Restated Bylaws of the Company (incorporated by reference to Exhibit
            3.2 to the Company's  Registration Statement on Form S-4, dated June
            27, 1997, Registration No. 333-26951).
4.1     -   Form of Certificate of  Common Stock,  par value $.01 per share,  of the  Company  (incorporated  by  reference  to  Exhibit 4.1  to  the
            Company's Registration Statement on Form S-4,  dated June 27,  1997,
            Registration No. 333-26951).
4.2     -   Rights  Agreement  dated  July  24,  2001,  between the  Company and
            Continental  Stock  Transfer  &  Trust  Company,   as  Rights  Agent
            (incorporated  by   reference  to  Exhibit   4.1  to  the  Company's
            Registration Statement on Form 8-A, File No. 1-13245, filed with the
            SEC on July 24, 2001).
4.3     -   Certificate  of  Designation  of   Series  A  Junior   Participating
            Preferred Stock  (incorporated by  reference to Exhibit A to Exhibit
            4.1 to the Company's  Registration Statement on  Form 8-A,  File No.
            1-13245, filed with the SEC on July 24, 2001).
4.4     -   Indenture dated  April 12,  1995,  between Pioneer USA (successor to
            Parker & Parsley  Petroleum  Company  ("Parker & Parsley"))  and The
            Chase    Manhattan   Bank   (National   Association),   as   trustee
            (incorporated by  reference to  Exhibit  4.1  to  Parker & Parsley's
            Current Report on Form 8-K, dated April 12, 1995, File No. 1-10695).
4.5     -   First Supplemental  Indenture dated  as of  August  7,  1997,  among
            Parker & Parsley, The Chase Manhattan Bank,  as trustee, and Pioneer
            USA, with respect to the  indenture identified  above as Exhibit 4.4
            (incorporated  by  reference  to  Exhibit  10.5  to   the  Company's
            Quarterly Report on  Form 10-Q  for the  period ended  September 30,
            1997, File No. 1-13245).
4.6     -   Second Supplemental  Indenture dated  as of December 30, 1997, among
            Pioneer USA, Pioneer NewSub1, Inc.  and The Chase Manhattan Bank, as
            trustee, with respect  to the indenture identified  above as Exhibit
            4.4 (incorporated by  reference to  Exhibit  10.17  to the Company's
            Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on
            January 2, 1998).
4.7     -   Third Supplemental Indenture  dated as of  December 30,  1997, among
            Pioneer NewSub1, Inc. (as successor to Pioneer USA), Pioneer DebtCo,
            Inc. and The Chase Manhattan Bank,  as trustee,  with respect to the indenture identified above as Exhibit 4.4 (incorporated by reference to Exhibit 10.18  to the Company's  Current Report on Form 8-K, File
            No. 1-13245, filed with the SEC on January 2, 1998).
4.8     -   Fourth Supplemental Indenture dated  as of December 30,  1997, among
            Pioneer  DebtCo, Inc.  (as successor to  Pioneer  NewSub1, Inc.,  as successor to  Pioneer USA),  the Company,  Pioneer USA and The Chase
            Manhattan Bank, as trustee, with respect to the indenture identified above as Exhibit 4.4 (incorporated by  reference to Exhibit 10.19 to the Company's  Current Report on Form 8-K,  File No. 1-13245,  filed with the SEC on January 2, 1998).
4.9     -   Indenture dated  January 13,  1998, between the Company and The Bank of New York, as trustee (incorporated  by reference to  Exhibit 99.1 to the Company's and Pioneer USA's Current Report on Form 8-K,  File
            No. 1-13245, filed with the SEC on January 14, 1998).
4.10    -   First Supplemental Indenture dated as of January 13, 1998, among the
            Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.9 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No.
            1-13245, filed with the SEC on January 14, 1998).

Exhibit Index


4.11    -   Second Supplemental  Indenture dated as of April 11, 2000, among the
            Company, Pioneer USA,  as the subsidiary guarantor,  and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 10.1  to the
            Company's Quarterly  Report on  Form 10-Q for the period ended March
            31, 2000, File No. 1-13245).
4.12    -   Third Supplemental Indenture dated as of April 30,  2002,  among the
            Company, Pioneer USA,  as the subsidiary guarantor,  and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 10.4  to the
            Company's Quarterly Report on Form 10-Q for the  three months  ended
            March 31, 2002, File No. 1-13245).
4.13    -   Fourth Supplemental Indenture dated as of July 15,  2004,  among the
            Company and  The Bank of New York,  as trustee,  with respect to the indenture identified above as Exhibit 4.9 (incorporated by reference to Exhibit 99.1  to the  Company's  Current Report on Form 8-K, File
            No. 1-13245, filed with the SEC on July 19, 2004).
4.14    -   Fifth Supplemental  Indenture dated as of July 15,  2004,  among the
            Company,  Pioneer USA,  as the subsidiary guarantor, and The Bank of
            New York, as trustee, with respect to the indenture identified above as Exhibit 4.9  (incorporated by  reference to  Exhibit 99.2  to the
            Company's Current Report on Form 8-K,  File No. 1-13245,  filed with the SEC on July 19, 2004).
4.15    -   Indenture dated as of March 10, 2004,  among Evergreen and  Wachovia
            Bank,  National  Association,  as trustee,  relating to  Evergreen's
            5.875% Senior Subordinated Notes due 2012 (incorporated by reference to Exhibit 4.1 to  Evergreen's Quarterly Report on Form 10-Q for the
            quarter ended March 31, 2004,  File No. 1-13171,  filed with the SEC on May 10, 2004).
4.16    -   Indenture dated as of  December 18, 2001,  among Evergreen and First
            Union  National  Bank,  as trustee,  relating to  Evergreen's  4.75%
            Senior Convertible  Notes  due  December 15,  2021  (incorporated by reference to Exhibit 4.3 to  Evergreen's Annual Report  on Form 10-K
            for the year ended December 31, 2001,  File No. 1-13171,  filed with the SEC on March 11, 2002).
4.17    -   First Supplemental  Indenture  dated as of September 28, 2004, among
            Pioneer Evergreen Properties,  LLC (as successor  to Evergreen)  and
            Wachovia Bank, National Association, as trustee, with respect to the
            indenture  identified  above  as  Exhibit  4.15   (incorporated   by
            reference to  Exhibit 4.5 to  the  Company's Current  Report on Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
4.18    -   First Supplemental Indenture  dated as of September 28,  2004, among the Company, Evergreen and  Wachovia Bank,  National Association (as
            successor to First Union National Bank), as trustee, with respect to the indenture  identified  above as  Exhibit 4.16  (incorporated  by reference to Exhibit 4.1  to the Company's Amendment  to the Current
            Report on  Form 8-K/A,  File No.  1-13245,  filed  with  the  SEC on
            November 5, 2004).
4.19    -   Second Supplemental Indenture dated as of September 28, 2004,  among the Company,  Pioneer  Evergreen Properties,  LLC  (as  successor to
            Evergreen)  and Wachovia Bank, National Association (as successor to
            First  Union  National  Bank),  as  trustee,  with  respect  to  the
            indenture   identified  above  as   Exhibit  4.16  (incorporated  by
            reference to Exhibit 4.7  to the  Company's  Current Report  on Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
4.20    -   Third Supplemental Indenture dated as of  September 30, 2004,  among the Company,  Pioneer  Debt Sub,  LLC and  Wachovia  Bank,  National
            Association (as successor to First Union National Bank), as trustee, with respect  to the  indenture  identified  above as  Exhibit  4.16
            (incorporated by reference to  Exhibit 4.1 to the  Company's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on November
            5, 2004).
4.21    -   Fourth Supplemental Indenture dated as of September 30, 2004,  among the Company and Wachovia Bank, National Association (as successor to
            First  Union  National  Bank),  as  trustee,  with  respect  to  the
            indenture  identified  above   as  Exhibit  4.16   (incorporated  by
            reference to  Exhibit 4.2  to the Company's  Current Report  on Form
            8-K, File No. 1-13245, filed with the SEC on November 5, 2004).

Exhibit Index


4.22    -   Second Supplemental  Indenture dated as of September 30, 2004, among
            Pioneer Debt Sub, LLC and  Wachovia Bank,  National  Association, as
            trustee, with respect to the  indenture identified  above as Exhibit
            4.15  (incorporated by  reference to  Exhibit 4.3  to the  Company's
            Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on
            November 5, 2004).
4.23    -   Third Supplemental Indenture dated as of September 30,  2004,  among the Company  and  Wachovia Bank,  National Association,  as trustee, with respect  to the  indenture  identified  above  as  Exhibit 4.15
            (incorporated by reference to Exhibit 4.15 to the  Company's Current
            Report on Form 8-K, File No. 1-13245, filed with the SEC on November
            5, 2004).
4.24    -   Fourth Supplemental Indenture dated as of  November 1,  2004,  among the Company, Pioneer USA, as guarantor,  and Wachovia Bank, National
            Association,  as trustee,  with respect to the  indenture identified above as Exhibit 4.15  (incorporated by reference to  Exhibit 4.5 to the Company's Current Report on  Form 8-K,  File No. 1-13245,  filed with the SEC on November 5, 2004).
10.1H   -   1991 Stock  Option  Plan  of Mesa  Inc.  ("Mesa")  (incorporated  by reference to  Exhibit 10(v) to Mesa's Annual Report on Form 10-K for
            the period ended December 31, 1991).
10.2H   -   1996 Incentive  Plan of  Mesa (incorporated  by reference to Exhibit
            10.28 to the  Company's  Registration Statement on  Form S-4,  dated
            June 27, 1997, Registration No. 333-26951).
10.3H   -   Parker & Parsley  Long-Term  Incentive Plan, dated February 19, 1991
            (incorporated  by  reference  to Exhibit 4.1  to  Parker & Parsley's
            Registration Statement on Form S-8, Registration No. 33-38971).
10.4H   -   First Amendment  to the  Parker & Parsley  Long-Term Incentive Plan,
            dated August 23, 1991 (incorporated by  reference to Exhibit 10.2 to
            Parker  &  Parsley's  Registration  Statement  on  Form  S-1,  dated
            February 28, 1992, Registration No. 33-46082).
10.5H   -   The Company's  Long-Term Incentive  Plan (incorporated  by reference to Exhibit 4.1 to the Company's Registration Statement on  Form S-8,
            Registration  No. 333-35087,  filed  with the  SEC on  September 8,
            1997).
10.6H   -   First  Amendment   to  the  Company's   Long-Term  Incentive   Plan,
            effective  as of  November 23,  1998  (incorporated by  reference to
            Exhibit 10.72  to the  Company's Annual Report on Form 10- K for the
            period ended December 31, 1999, File No. 1-13245).
10.7H   -   Second   Amendment   to  the  Company's  Long-Term  Incentive  Plan,
            effective as of May 20,  1999  (incorporated by reference to Exhibit
            10.73 to the Company's  Annual Report  on Form  10-K  for the period ended December 31, 1999, File No. 1-13245).
10.8H   -   Third  Amendment   to  the   Company's  Long-Term   Incentive  Plan,
            effective  as of  February 17,  2000  (incorporated by  reference to
            Exhibit 10.76  to the  Company's Annual Report on Form 10- K for the
            period ended December 31, 1999, File No. 1-13245).
10.9H   -   The  Company's  Employee   Stock  Purchase  Plan   (incorporated  by
            reference to Exhibit 4.1 to the  Company's Registration Statement on
            Form  S-8,  Registration  No.  333-35165,  filed  with  the  SEC  on
            September 8, 1997).
10.10H  -   First Amendment  to the  Company's  Employee  Stock  Purchase  Plan,
            dated December 9, 1998  (incorporated by reference to  the Company's
            Annual Report  on  Form 10-K  for the  year ended December 31, 1998,
            File No. 1-13245).
10.11H  -   Second Amendment  to the  Company's  Employee  Stock  Purchase Plan,
            dated December 14, 1999 (incorporated by reference to  Exhibit 10.74 to the Company's  Annual  Report on  Form 10-K for the  period ended
            December 31, 1999, File No. 1-13245).
10.12H  -   The Company's Deferred  Compensation  Retirement  Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-39153, filed with the SEC on
            October 31, 1997).

Exhibit Index


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
            and  Scott  D.  Sheffield,  together  with  a  schedule  identifying substantially identical  agreements between  the Company and each of the other named executive officers identified on  Schedule I for the purpose  of  defining  the  payment of  certain  benefits  upon  the termination of the officer's  employment under certain circumstances
            (incorporated  by  reference  to  Exhibit  10.7  to  the   Company's
            Quarterly Report on Form 10-Q  for the  period  ended  September 30,
            1997, File No. 1-13245).
10.15G  -   Amendment to  Schedule I  with  respect  to  the Severance Agreement identified above as Exhibit 10.14.
10.16G  -   Form of Severance  Agreement,  dated  January 1,  2005,  between the
            Company  and the  Officer,  together  with  a  schedule  identifying substantially identical  agreements between the Company  and each of the other named  officers identified on Exhibit A for the purpose of defining the payment of certain benefits upon the termination of the officer's employment under certain circumstances.
10.17G  -   Severance  Agreement,  dated  as of  January 1,  2005,  between  the
            Company and Kenneth H. Sheffield, Jr.,  for the purpose of  defining the  payment  of  certain  benefits  upon  the  termination  of  the officer's employment under certain circumstances.
10.18G  -   Severance  Agreement,  dated  as of  December 1,  2000,  between the
            Company and  Chris J. Cheatwood,  for the  purpose  of  defining the payment  of certain benefits upon the  termination of  the officer's employment under certain circumstances.
10.19G  -   Amendment  to Severance  Agreement,  dated  as of February 19, 2002, between the  Company and  Chris J.  Cheatwood,  for the  purpose  of redefining the payment of certain benefits  upon the  termination of the officer's employment under certain circumstances with respect to the Severance Agreement identified above as Exhibit 10.18.
10.20G  -   Severance Agreement,  dated  as of  November 1,  2003,  between  the
            Company  and  A.  R.  Alameddine,  for the  purpose of  defining the payment of  certain  benefits upon  the termination of the officer's employment under certain circumstances.
10.21G  -   Severance Agreement,  dated  as of  December  1,  1999,  between the
            Company and  Thomas C.  Halbouty,  for the  purpose of  defining the payment  of certain  benefits upon  the termination of the officer's employment under certain circumstances.
10.22G  -   Severance  Agreement,  dated  as  of  August  8,  1997,  between the
            Company  and  Larry  N.  Paulsen,  for the  purpose of  defining the payment of certain  benefits upon  the termination  of the officer's employment under certain circumstances.
10.23G  -   Amendment  to  August  8,  1997  Severance  Agreement,  dated  as of
            February 19, 2002, between the Company and Larry N. Paulsen, for the purpose of  redefining  the payment  of certain  benefits  upon  the termination of the officer's employment  under certain circumstances with respect to the  Severance Agreement identified above as Exhibit
            10.22.
10.24G  -   Severance  Agreement,  dated  as of  August 24,  1999,  between  the
            Company and Danny Kellum, for the purpose of defining the payment of certain  benefits  upon the  termination of the officer's employment under certain circumstances.
10.25G  -   Amendment to  August 24,  1999  Severance  Agreement,  dated  as  of
            February 19, 2002, between the Company and Danny L. Kellum, for the purpose of redefining the payment of certain benefits upon the termination of the officer's employment under certain circumstances with respect to the Severance Agreement identified above as Exhibit
            10.24.

Exhibit Index


10.26G  -   Severance  Agreement,  dated  as of  January 1,  2005,  between  the
            Company and  Todd A.  Dillabough,  for the  purpose of  defining the payment of  certain benefits  upon the  termination of the officer's employment under certain circumstances.
10.27H  -   Indemnification Agreement, dated as of  August 8, 1997,  between the
            Company and Scott D. Sheffield, together with a schedule identifying substantially identical  agreements between the  Company and each of
            the  Company's  other   directors  and   named  executive   officers
            identified on Schedule I  (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on  Form 10-Q for the period ended
            September 30, 1997, File No. 1-13245).
10.28G  -   Amendment  to   Schedule I  with  respect   to  the  Indemnification
            Agreement identified above as Exhibit 10.27.
10.29H  -   Pioneer USA 40l(k) and Matching Plan, Amended and Restated Effective
            as of January 1, 2002 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December
            31, 2002, File No. 1-13245).
10.30   -   5-Year  Revolving Credit Agreement  dated as of  December 16,  2003, among the  Company,  as the  Borrower;  JP Morgan  Chase Bank as the
            Administrative  Agent;  JP Morgan Chase  Bank and  Bank of  America,
            N.A.,  as the Issuing Banks;  Wachovia Bank, National Association as
            the Syndication Agent;  Bank of America, N.A., Bank One, N.A., Fleet
            National Bank and  Wells Fargo Bank,  National  Association,  as the
            Co-Documentation  Agents and certain other lenders  (incorporated by reference to  Exhibit 10.1 to the Company's Quarterly Report on Form
            10-Q for the period ended June 30, 2004, File No. 1-13245).
10.31   -   First Amendment  to 5-Year  Revolving  Credit  Agreement dated as of
            June 9, 2004  among the  Company,  as the Borrower;  JP Morgan Chase
            Bank as the  Administrative Agent;  JP Morgan Chase Bank and Bank of
            America,  N.A.,  as  the  Issuing  Banks;  Wachovia  Bank,  National
            Association  as the  Syndication Agent;  Bank of America, N.A., Bank
            One,  N.A.,  Fleet  National Bank  and  Wells  Fargo Bank,  National
            Association,  as  the  Co-Documentation  Agents  and  certain  other lenders  (incorporated by reference to Exhibit 10.1 to the Company's
            Quarterly Report on  Form 10-Q for the  period ended  June 30, 2004,
            File No. 1-13245).
10.32   -   364-Day Credit Agreement dated  as of  September 28, 2004  among the
            Company, as the Borrower; JP Morgan Chase Bank as the Administrative
            Agent;  Bank of America, N.A.,  Barclays Bank PLC, Wells Fargo Bank,
            National  Association and Wachovia Bank, National Association as the
            Co-Documentation Agents and certain  other lenders  (incorporated by reference to  Exhibit 99.2 to the  Company's Current  Report on Form
            8-K, File No. 1-13245, filed with the SEC on October 1, 2004).
10.33   -   Non-Competition  Agreement  dated  October  29,  2004,  between  the
            Company and  Mark S. Sexton  (incorporated by  reference to  Exhibit
            10.1 to the Company's Current  Report on Form 8-K, File No. 1-13245,
            filed with the SEC on November 4, 2004).
10.34   -   Second Amendment to  5-Year Revolving Credit  Agreement  dated as of
            January 21,  2005 among the Company, as the Borrower; JPMorgan Chase
            Bank as the  Administrative  Agent;  JPMorgan Chase Bank and Bank of
            America,  N.A.,  as  the  Issuing  Banks;  Wachovia  Bank,  National
            Association  as the  Syndication Agent;  Bank of America, N.A., Bank
            One, N.A., Fleet  National  Bank  and  Wells  Fargo  Bank,  National
            Association, as the  Co-Documentation Agents; J.P. Morgan Securities
            Inc. and  Wachovia Capital  Markets,  LLC,  as  the Co-Arrangers and
            Joint Bookrunners; and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
            8-K, File No. 1-13245, filed with the SEC on January 27, 2005).

Exhibit Index

10.35   -   First Amendment  to 364-Day Credit Agreement dated as of January 21,
            2005 among the  Company, as the Borrower; JPMorgan Chase Bank as the
            Administrative  Agent;  Bank of  America, N.A.,  Barclays  Bank PLC,
            Wells Fargo Bank, National Association and  Wachovia Bank,  National
            Association as  the Co-Documentation Agents;  J.P. Morgan Securities
            Inc. as  the Lead  Arranger and  Sole Bookrunner;  and certain other lenders (incorporated by reference to Exhibit 99.2  to the Company's
            Current Report on Form 8-K,  File No. 1-13245, filed with the SEC on
            January 27, 2005).
10.36   -   Production Payment  Purchase and  Sale Agreement dated as of January
            26, 2005 among the Company,  as the Seller,  and Royalty Acquisition
            Company, LLC, as the Buyer (related to Hugoton gas) (incorporated by reference to  Exhibit 99.2  to the Company's  Current Report on Form
            8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.37   -   Production Payment Purchase  and Sale Agreement  dated as of January
            26, 2005 among the Company,  as the Seller,  and Royalty Acquisition
            Company, LLC,  as the Buyer (related to  Spraberry oil)(incorporated by reference to  Exhibit 99.3  to  the  Company's Current  Report on
            Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.38H  -   2000   Stock   Incentive   Plan   of   Evergreen   Resources,   Inc.
            (incorporated  by  reference   to  Exhibit  4.4   to  the  Company's
            Registration Statement on Form S-8, File No. 333-119355,  filed with the SEC on September 29, 2004).
10.39H  -   Carbon Energy Corporation  1999 Stock  Option Plan  (incorporated by reference to  Exhibit 4.5 to the Company's Registration Statement on
            Form S-8,  File No. 333-119355,  filed with the SEC on September 29,
            2004).
10.40H  -   Evergreen Resources,  Inc. Initial  Stock Option  Plan (incorporated by reference to Exhibit 4.6 to the Company's  Registration Statement
            on Form S-8,  File  No. 333-119355,  filed with the SEC on September
            29, 2004).
14.1    -   Code of Business Conduct  and Ethics  (incorporated by  reference to
            Annex D of  the Company's  Schedule 14A Definitive Proxy  Statement,
            File No. 1-13245, filed with the SEC on April 7, 2003).
21.1(a) -   Subsidiaries of the registrant.
23.1(a) -   Consent of Ernst & Young LLP.
23.2(a) -   Consent of Netherland, Sewell & Associates, Inc.
31.1(a) -   Chief  Executive  Officer  certification  under  Section  302 of the
            Sarbanes-Oxley Act of 2002.
31.2(a) -   Chief  Financial  Officer  certification  under  Section  302 of the
            Sarbanes-Oxley Act of 2002.
32.1(b) -   Chief  Executive  Officer  certification  under  Section  906 of the
            Sarbanes-Oxley Act of 2002.
32.2(b) -   Chief Financial Officer  certification  under  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

---------------
(a) Filed herewith.
(b) Furnished herewith.

H   Executive  Compensation  Plan  or Arrangement  previously  filed pursuant to
    Item 14(c).
G Executive Compensation Plan or Arrangement filed herewith pursuant to Item 14(c).