Form 10-K/A
period 2004-12-31
PIONEER NATURAL RESOURCES CO
filed 2005-03-10
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ________

Commission File Number: 1-13245

          Pioneer Natural Resources Company

(Exact name of registrant as specified in its charter)

Delaware	75-2702753
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5205 N. O’Connor Blvd., Suite 900, Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 444-9001

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock	New York Stock Exchange

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
YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Aggregate market value of the voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter	$4,174,193,054

Number of shares of Common Stock outstanding as of February 17, 2005	143,669,263

Documents Incorporated by Reference:

(1)	Proxy Statement for Annual Meeting of Shareholders to be held May 11, 2005 — Referenced in Part III of this report.

EXPLANATORY NOTE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURE
EXHIBIT INDEX
Amendment to Restated Bylaws
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

EXPLANATORY NOTE

     Pioneer Natural Resources Company (the “Company”) is filing this Form 10-K/A Amendment No. 1 to its annual report on Form 10-K for the year ended December 31, 2004 (the “Form”) to change references on the cover page of the Form and within Part III, Items 10, 11, 12, 13 and 14 of the Form to read that the Company’s Annual Meeting of Shareholders will be held on May 11, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in response to this item is set forth in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2005 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item is set forth in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2005 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See “Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding the Company’s equity compensation plans. The information required in response to this item is set forth in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2005 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 201(d) of Regulation S-K in response to this item is provided in “Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities”. The information required by Item 403 of Regulation S-K in response to this item is set forth in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2005 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required in response to this item is set forth in the Company’s definitive proxy statement for the annual meeting of stockholders to be held on May 11, 2005 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

     An “Exhibit Index” has been filed as part of this report beginning on page 4 hereof and is incorporated herein by reference.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: March 10, 2005	By:	/s/ Darin G. Holderness
Darin G. Holderness, Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Pioneer Natural Resources Company Form 10-K/A
For the Year Ended December 31, 2004

3.3(a)	-	Amendment No. 1 to Restated Bylaws of the Company.
31.1(a)	-	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(a)	-	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(b)	-	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(b)	-	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed herewith.

(b)	Furnished herewith.