Form 10-Q
period 2005-03-31
PIONEER NATURAL RESOURCES CO
filed 2005-05-06
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


                         Commission File Number: 1-13245


                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                  Delaware                                  75-2702753
    -----------------------------------------           -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas               75039
------------------------------------------------             ----------
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

                                Yes / x / No / /



Number of shares of Common Stock outstanding as of May 2, 2005...... 143,985,774

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS
                                                                         Page

Definitions of Oil and Gas Terms and Conventions Used Herein.............  3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 2005 and
                  December 31, 2004......................................  4

               Consolidated Statements of Operations for the
                  three months ended March 31, 2005 and 2004.............  6

               Consolidated Statement of Stockholders' Equity for
                  the three months ended March 31, 2005..................  7

               Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2005 and 2004.............  8

               Consolidated Statements of Comprehensive Income (Loss)
                  for the three months ended March 31, 2005 and 2004.....  9

               Notes to Consolidated Financial Statements................ 10

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................... 27

Item 3.        Quantitative and Qualitative Disclosures About
                  Market Risk............................................ 38

Item 4.        Controls and Procedures................................... 40

                          PART II. OTHER INFORMATION

Item 1.        Legal Proceedings......................................... 41


Item 2.        Unregistered Sales of Equity Securities and
                  Use of Proceeds........................................ 41


Item 6.        Exhibits.................................................. 42

Signatures     .......................................................... 43

Exhibit Index  .......................................................... 44

Cautionary Statement Concerning Forward-Looking Statements

     The information included in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company") are subject to a number of risks and uncertainties that may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, the Company's ability to replace reserves, implement its business plans, or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks, acts of war or terrorism. These and other risks are described in the Company's 2004 Annual Report on Form 10-K, as amended, and other filings with the SEC.

Definitions of Oil and Gas Terms and Conventions Used Herein

     Within this Report, the following oil and gas terms and conventions have specific meanings:

       o "Bbl" means a standard barrel containing 42 United States gallons.
       o "Bcf" means billion cubic feet.
       o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
       o "BOEPD" means BOE per day.
       o "Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
       o "LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
       o "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
       o "MMBbl" means one million Bbls.
       o "MMBOE" means one million BOEs.
       o "MMBtu" means one million Btus.
       o "NGL" means natural gas liquid.
       o "NYMEX" means the New York Mercantile Exchange.
       o "proved reserves" mean the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
              (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
              (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
              (iii) Estimates of  proved reserves do  not include the following:
         (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas, and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics, or economic factors; (C) crude oil, natural gas, and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas, and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
       o "SEC" means the United States Securities and Exchange Commission.
       o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
       o Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,     December 31,
                                                                         2005            2004
                                                                     -----------     -----------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents........................................  $    16,039     $     7,257
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,348
       as of March 31, 2005 and December 31, 2004..................      222,742         207,696
     Due from affiliates...........................................        2,132           2,583
  Inventories......................................................       41,256          40,332
  Prepaid expenses.................................................        8,355          10,822
  Deferred income taxes............................................      188,124         115,206
  Other current assets:
     Derivatives...................................................          157             209
     Other, net of allowance for doubtful accounts of $4,486
       as of March 31, 2005 and December 31, 2004..................        9,056           9,320
                                                                      ----------      ----------
          Total current assets.....................................      487,861         393,425
                                                                      ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties.............................................    7,861,900       7,654,181
     Unproved properties...........................................      476,705         470,435
  Accumulated depletion, depreciation and amortization.............   (2,395,972)     (2,243,549)
                                                                      ----------      ----------
          Total property, plant and equipment......................    5,942,633       5,881,067
                                                                      ----------      ----------
Deferred income taxes..............................................        2,038           2,963
Goodwill...........................................................      307,951         315,880
Other property and equipment, net..................................       82,244          78,696
Other assets:
  Derivatives......................................................        1,595             -
  Other, net of allowance for doubtful accounts of $92 as of
     March 31, 2005 and December 31, 2004..........................       58,015          56,436
                                                                      ----------      ----------
                                                                     $ 6,882,337     $ 6,728,467
                                                                      ==========      ==========




  The financial information included as of March 31, 2005 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)



                                                                         March 31,     December 31,
                                                                           2005            2004
                                                                       -----------     ------------
                                                                        (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade...........................................................  $   279,580     $   205,153
     Due to affiliates...............................................        3,274          10,898
  Interest payable...................................................       29,976          45,735
  Income taxes payable...............................................       16,295          13,520
  Other current liabilities:
     Derivatives.....................................................      438,969         224,612
     Deferred revenue................................................       84,469             -
     Other...........................................................       70,436          44,541
                                                                        ----------      ----------
          Total current liabilities..................................      922,999         544,459
                                                                        ----------      ----------
Long-term debt.......................................................    1,831,938       2,385,950
Derivatives..........................................................      382,700         182,803
Deferred income taxes................................................      518,291         607,415
Deferred revenue.....................................................      545,811             -
Other liabilities and minority interests.............................      173,658         176,060
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     146,798,361 and 145,644,828 shares issued at March 31, 2005
     and December 31, 2004, respectively.............................        1,468           1,456
  Additional paid-in capital.........................................    3,761,660       3,705,286
  Treasury stock, at cost; 2,896,434 and 813,166 shares at
     March 31, 2005 and December 31, 2004, respectively..............     (118,215)        (27,793)
  Deferred compensation..............................................      (64,750)        (22,558)
  Accumulated deficit................................................     (600,361)       (634,146)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax...........................     (522,124)       (241,350)
     Cumulative translation adjustment...............................       49,262          50,885
                                                                        ----------      ----------
          Total stockholders' equity.................................    2,506,940       2,831,780
Commitments and contingencies
                                                                        ----------      ----------
                                                                       $ 6,882,337     $ 6,728,467
                                                                        ==========      ==========


  The financial information included as of March 31, 2005 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                                   Three months ended
                                                                       March 31,
                                                                -----------------------
                                                                   2005          2004
                                                                ---------     ---------
Revenues and other income:
    Oil and gas..............................................   $ 520,312     $ 435,527
    Interest and other.......................................      28,333         1,735
    Gain (loss) on disposition of assets, net................       2,221           (13)
                                                                 --------      --------
                                                                  550,866       437,249
                                                                 --------      --------
Costs and expenses:
    Oil and gas production...................................     113,962        78,212
    Depletion, depreciation and amortization.................     156,151       136,499
    Impairment of long-lived assets..........................         152           -
    Exploration and abandonments.............................      67,385        80,506
    General and administrative...............................      29,585        18,329
    Accretion of discount on asset retirement obligations....       2,140         1,966
    Interest.................................................      33,251        21,576
    Other....................................................      11,720           196
                                                                 --------      --------
                                                                  414,346       337,284
                                                                 --------      --------
Income before income taxes...................................     136,520        99,965
Income tax provision.........................................     (51,863)      (39,777)
                                                                 --------      --------
Net income...................................................   $  84,657     $  60,188
                                                                 ========      ========
Net income per share:
    Basic....................................................   $     .59     $     .51
                                                                 ========      ========
    Diluted..................................................   $     .58     $     .50
                                                                 ========      ========
Weighted average shares outstanding:
    Basic....................................................     142,898       118,719
                                                                 ========      ========
    Diluted..................................................     147,345       120,264
                                                                 ========      ========

Dividends declared per share.................................   $     .10     $     .10
                                                                 ========      ========




         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (in thousands, except per share data)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------

Balance as of January 1, 2005....   $1,456  $3,705,286  $(27,793)  $  (22,558)   $(634,146)  $ (241,350)    $ 50,885    $2,831,780

  Dividends declared ($.10 per
    common share)................       -           -         -            -       (14,394)          -            -        (14,394)
  Exercise of long-term incentive
    plan stock options...........       -           -     61,464           -       (36,478)          -            -         24,986
  Purchase of treasury stock.....       -           -   (151,886)          -            -            -            -       (151,886)
  Tax benefits related to
    stock-based compensation.....       -        8,711        -            -            -            -            -          8,711
  Deferred compensation:
    Compensation deferred........       12      48,597        -       (48,609)          -            -            -             -
    Deferred compensation
      included in net income.....       -           -         -         5,152           -            -            -          5,152
    Forfeitures of deferred
      compensation...............       -         (934)       -         1,265           -            -            -            331
  Net income.....................       -           -         -            -        84,657           -            -         84,657
  Other comprehensive income (loss):
    Net deferred hedge losses,
     net of tax:
      Net deferred hedge losses..       -           -         -            -            -      (524,596)          -       (524,596)
      Net hedge losses included
        in net income............       -           -         -            -            -        52,322           -         52,322
      Tax benefits related to
        net hedge losses.........       -           -         -            -            -       191,500           -        191,500
    Translation adjustment.......       -           -         -            -            -            -        (1,623)       (1,623)
                                     -----   ---------   --------   ----------    --------    ---------      -------     ---------

Balance as of March 31, 2005.....   $1,468  $3,761,660  $(118,215) $   (64,750)  $(600,361)   $(522,124)    $ 49,262    $2,506,940
                                    ======  ==========  =========  ===========    ========     ========      =======     =========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                          Three months ended
                                                                                March 31,
                                                                       --------------------------
                                                                          2005            2004
                                                                       ---------       ---------
Cash flows from operating activities:
    Net income......................................................   $  84,657       $  60,188
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion, depreciation and amortization......................     156,151         136,499
      Impairment of long-lived assets...............................         152             -
      Exploration expenses, including dry holes.....................      58,445          78,820
      Deferred income taxes.........................................      42,972          32,720
      Loss (gain) on disposition of assets, net.....................      (2,221)             13
      Accretion of discount on asset retirement obligations.........       2,140           1,966
      Noncash interest expense......................................         696          (6,370)
      Commodity hedge related activity..............................      (3,061)        (11,392)
      Amortization of stock-based compensation......................       5,152           1,979
      Amortization of deferred revenue..............................     (11,625)            -
      Other noncash items...........................................       4,678            (658)
    Changes in operating assets and liabilities, net of effects from acquisition:
      Accounts receivable, net......................................     (12,033)        (33,737)
      Inventories...................................................      (1,315)            (19)
      Prepaid expenses..............................................       2,449             917
      Other current assets, net.....................................        (198)            757
      Accounts payable..............................................      17,593          (6,002)
      Interest payable..............................................     (16,259)            693
      Income taxes payable..........................................       2,775           3,058
      Other current liabilities.....................................       3,736          (5,802)
                                                                        --------        --------
         Net cash provided by operating activities..................     334,884         253,630
                                                                        --------        --------
Cash flows from investing activities:
    Payments for acquisition, net of cash acquired..................        (965)            -
    Proceeds from disposition of assets.............................     600,096             285
    Additions to oil and gas properties.............................    (226,170)       (167,226)
    Other property additions, net...................................     (11,062)         (5,360)
                                                                        --------        --------
         Net cash provided by (used in) investing activities........     361,899        (172,301)
                                                                        --------        --------
Cash flows from financing activities:
    Borrowings under long-term debt.................................     155,713          56,083
    Principal payments on long-term debt............................    (708,713)       (146,083)
    Payment of other liabilities....................................      (8,302)         (4,355)
    Exercise of long-term incentive plan stock options..............      24,986           8,495
    Purchase of treasury stock......................................    (151,886)         (5,566)
                                                                        --------        ---------
         Net cash used in financing activities......................    (688,202)        (91,426)
                                                                        --------        --------
Net increase (decrease) in cash and cash equivalents................       8,581         (10,097)
Effect of exchange rate changes on cash and cash equivalents........         201            (180)
Cash and cash equivalents, beginning of period......................       7,257          19,299
                                                                        --------        --------
Cash and cash equivalents, end of period............................   $  16,039       $   9,022
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)




                                                                 Three months ended
                                                                      March 31,
                                                              --------------------------
                                                                 2005            2004
                                                              ---------       ---------

Net income.................................................   $  84,657       $  60,188
                                                               --------        --------
Other comprehensive loss:
    Net deferred hedge losses, net of tax:
      Net deferred hedge losses............................    (524,596)       (117,392)
      Net hedge losses included in net income..............      52,322          30,772
      Tax benefits related to net hedge losses.............     191,500          31,871
    Translation adjustment.................................      (1,623)         (2,241)
                                                               --------        --------
         Other comprehensive loss..........................    (282,397)        (56,990)
                                                               --------        --------
Comprehensive income (loss)................................   $(197,740)      $   3,198
                                                               ========        ========



         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     On September 28, 2004, the Company completed a merger with Evergreen Resources, Inc. ("Evergreen"), as set forth in the Agreement and Plan of Merger dated May 3, 2004, that added to the Company's United States and Canadian asset base and expanded its portfolio of development and exploration opportunities in North America. Evergreen's operations were primarily focused on developing and expanding its coal bed methane production from the Raton Basin in southern Colorado.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), the merger has been accounted for as a purchase of Evergreen by Pioneer. As a result, the historical financial statements for the Company are those of Pioneer prior to September 28, 2004. The accompanying Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2005 include the financial results of the net assets acquired in the Evergreen merger. See Note C for additional information regarding the Evergreen merger.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, as of and for the year ended December 31, 2004.

     Inventories. Inventories were comprised of $38.7 million and $37.9 million of materials and supplies and $2.6 million and $2.4 million of commodities as of March 31, 2005 and December 31, 2004, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory are primarily acquired for use in future drilling operations or repair operations and are carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first- out basis. As of March 31, 2005 and December 31, 2004, the Company's materials and supplies inventory were net of $.4 million of valuation reserve allowances.

     Goodwill. As is described in Note C, the Company recorded $323.0 million of goodwill associated with the Evergreen merger. The goodwill was recorded to the Company's United States reporting unit and is subject to change during the six-month period ending September 30, 2005 if the settlement values of monetary assets acquired and liabilities assumed in the merger differ from their estimated values as of the merger date. In accordance with Emerging Issues Task

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


Force Abstract Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44", the Company has reduced goodwill by $15.0 million since September 28, 2004, including $6.0 million during the three months ended March 31, 2005, for certain tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Evergreen merger. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company did not grant any stock options under the Long-Term Incentive Plan during the three months ended March 31, 2005. Stock-based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the three-month periods ended March 31, 2005 and 2004, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards. See "New accounting pronouncement" below for information regarding the Company's adoption of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)").

     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based compensation during the three-month periods ended March 31, 2005 and 2004:

                                                                   Three months ended
                                                                        March 31,
                                                                  ---------------------
                                                                    2005         2004
                                                                  --------     --------
                                                                  (in thousands, except
                                                                    per share amounts)
       Net income, as reported................................    $ 84,657     $ 60,188
       Plus: Stock-based compensation expense included
          in net income for all awards, net of tax (a)........       3,271        1,257
       Deduct: Stock-based compensation expense determined
          under fair value based method for all awards,
          net of tax (a)......................................      (4,242)      (3,115)
                                                                   -------      -------
       Pro forma net income...................................    $ 83,686     $ 58,330
                                                                   =======      =======
       Net income per share:
          Basic - as reported.................................    $    .59     $    .51
                                                                   =======      =======
          Basic - pro forma...................................    $    .58     $    .49
                                                                   =======      =======
          Diluted - as reported...............................    $    .58     $    .50
                                                                   =======      =======
          Diluted - pro forma.................................    $    .57     $    .49
                                                                   =======      =======

-----------
(a) For the three-month periods ended March 31, 2005 and 2004, stock-based compensation expense included in net income is net of tax benefits of $1.9 million and $.7 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the three-month periods ended March 31, 2005 and 2004 is net of tax benefits of $2.4 million and $1.8 million, respectively. See Note D for additional information regarding the Company's income taxes.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     New   accounting   pronouncements.   The  following   discussions   provide
information  about new  accounting  pronouncements  that have been issued by the
FASB:

     SFAS 123(R). On December 16, 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company's Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

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

The Company has elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally did not recognize compensation expenses associated with employee stock option grants. The Company has not issued stock options to employees since the year ended December 31, 2003. Consequently, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's future results of operations or financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and earnings per share disclosures above. The adoption of SFAS 123(R) will have no effect on the Company's unvested outstanding restricted stock awards. The Company estimates that the adoption of SFAS 123(R), based on estimated outstanding unvested stock options, will result in future compensation charges to general and administrative expenses of approximately $1.1 million during 2006.

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

     SFAS 123(R) also requires the current tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company's future cash flows provided by operating activities and increase future cash flows provided by financing activities, to the extent of associated tax benefits that may be realized in the future.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     FSP FAS 19-1. In April 2005, the FASB issued Staff Position No. FAS 19-1, "Accounting for Suspended Well Costs ("FSP FAS 19-1"). FSP FAS 19-1 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), to allow continued capitalization of exploratory well costs beyond one year from the date drilling was completed under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. The Company will adopt the new requirements and include any required disclosures in its Form 10-Q for the period ended June 30, 2005. The adoption of FSP FAS 19-1 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE C.     Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer in accordance with SFAS
141. The merger with Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $851.1 million of cash paid, net of $12.1 million of acquired cash, to the Evergreen shareholders at closing. The cash consideration paid in the merger was financed through borrowings on the Company's $900 million 364-day senior unsecured revolving credit facility (the "364-Day Credit Agreement"). See Note E for additional information on the 364-Day Credit Agreement.

     Evergreen was a publicly-traded independent oil and gas company primarily engaged in the production, development, exploration and acquisition of North American unconventional gas and was one of the leading developers of coal bed methane reserves in the United States. Evergreen's operations were principally focused on developing and expanding its coal bed methane field located in the Raton Basin in southern Colorado. Evergreen also had operations in the Piceance Basin in western Colorado, the Uinta Basin in eastern Utah and the Western Canada Sedimentary Basin.

     The  Company  recorded  $323.0  million  of  goodwill  associated  with the
Evergreen   merger,   which  amount   represents  the  excess  of  the  purchase
consideration over the net fair value of the identifiable net assets acquired.

     The following unaudited pro forma combined condensed financial data for the three-month period ended March 31, 2004 was derived from the historical financial statements of Pioneer and Evergreen giving effect to the Evergreen merger as if it had occurred on January 1, 2004. The unaudited pro forma combined condensed financial data have been included for comparative purposes only and are not necessarily indicative of the results that might have occurred had the merger taken place on January 1, 2004 and are not intended to be a projection of future results.

       Revenues (in thousands)................      $  499,426
                                                     =========
       Net income (in thousands)..............      $   67,009
                                                     =========
       Net income per share:
          Basic...............................      $      .47
                                                     =========
          Diluted.............................      $      .45
                                                     =========

NOTE D.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States, state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2005, the Company's valuation allowances related to foreign and domestic tax jurisdictions were $109.5 million and $.2 million, respectively.

     On October 22, 2004, the American Jobs Creation Act (the "AJCA") was signed into law. The AJCA includes a deduction of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. The Company may elect to apply this provision to qualifying earnings repatriations in 2005. The Company is evaluating the effects of the repatriation provision; however, the Company does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. The Company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that the Company is considering for repatriation under section 965 of the Internal Revenue Code is between zero and $80 million with a related potential range of income tax between zero and $5 million, excluding the effects of potential repatriation of funds that may occur as a result of the Canadian asset divestiture referred to in Note N. Until the Company decides to repatriate any foreign earnings, it will continue to treat them as permanently invested.

     Income tax provision (benefit) attributable to net income consisted of the following for the three-month periods ended March 31, 2005 and 2004:

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                    2005           2004
                                                  --------      --------
                                                      (in thousands)
       Current:
          U.S. federal.......................     $    -        $  1,000
          Foreign............................        8,891         6,057
                                                   -------       -------
                                                     8,891         7,057
                                                   -------       -------
       Deferred:
          U.S. federal.......................       41,532        34,080
          U.S. state and local...............        1,147         1,429
          Foreign............................          293        (2,789)
                                                   -------       -------
                                                    42,972        32,720
                                                   -------       -------
                                                  $ 51,863      $ 39,777
                                                   =======       =======

NOTE E.     Long-term Debt

     Lines of credit. During January 2005, the Company entered into a second amendment (the "Second Amendment") to the Company's $700 million 5-Year
Revolving Credit Agreement (the "Revolving Credit Agreement") and a first amendment (the "First Amendment") to the 364-Day Credit Agreement. The Second Amendment and the First Amendment amended certain sections of the Revolving Credit Agreement and the 364-Day Credit Agreement, respectively, to (i) provide for the Company's ability to enter into volumetric production payment ("VPP") agreements and (ii) clarify certain definitional matters. See Notes L and N for additional discussion regarding the Company's entrance into VPP agreements.

     During February 2005, the Company reduced the loan commitments under the 364-Day Credit Agreement by $250 million. During April 2005, the Company reduced its loan commitments by an additional $200 million under the 364-Day Credit Agreement to $450 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     As of March 31, 2005, the Company was in compliance with all of its debt covenants.

     Senior notes. During April 2005, $131 million of the Company's 8-7/8% senior notes due 2005 (the "8-7/8% Notes") matured. The Company utilized unused borrowing capacity under its 364-Day Credit Agreement to repay the 8-7/8% Notes.

     See Note N for information regarding the Company's redemption of a portion of its outstanding 9-5/8% senior notes due 2010 (the "9-5/8% Notes") during April 2005.

NOTE F.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of minimizing costs of capital. During the three months ended March 31, 2004, the Company, from time to time, entered into interest rate swap contracts to hedge a portion of the fair value of its senior notes. The terms of the interest rate swap contracts were for notional amounts that matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic LIBOR plus a weighted average annual margin. During the three months ended March 31, 2004, settlements of open fair value hedges reduced the Company's interest expense by $.2 million. As of March 31, 2005 and December 31, 2004, the Company was not a party to any open fair value hedges.

     As of March 31, 2005, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $5.7 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $2.2 million and $7.3 million during the three-month periods ended March 31, 2005 and 2004, respectively.

     The following table sets forth, as of March 31, 2005, the scheduled amortization of net deferred hedge gains (losses) on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases in the case of losses, and decreases in the case of gains, to the Company's future interest expense:

                                    2005     2006     2007      2008      2009     Thereafter
                                   ------   ------   -------   -------   -------   ----------
                                                       (in thousands)

Net deferred hedge gains (losses)  $1,205   $  625   $(2,222)  $(1,937)  $(2,351)   $(5,913)
                                   ======    =====    ======    ======    ======     ======

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



     Oil prices. All material physical sales contracts governing the Company's United States oil production have been tied directly or indirectly to NYMEX prices. As of March 31, 2005, all of the Company's commodity hedges are designated as hedges of United States forecasted sales. The following table sets forth the volumes hedged in Bbls underlying the Company's outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2005:

                                               First          Second           Third          Fourth        Outstanding
                                              Quarter         Quarter         Quarter         Quarter         Average
                                           -------------   -------------   -------------   -------------   -------------
Average daily oil production hedged (a):
     2005 - Swap Contracts
         Volume (Bbl)....................                         27,000          27,000          27,000          27,000
         Price per Bbl...................                  $       27.97   $       27.97   $       27.97   $       27.97

     2006 - Swap Contracts
         Volume (Bbl)....................         11,973          11,973          11,973          11,973          11,973
         Price per Bbl...................  $       35.43   $       35.43   $       35.43   $       35.43   $       35.43

     2006 - Collar Contracts
         Volume (Bbl)....................          3,500           3,500           3,500           3,500           3,500
         Price per Bbl...................  $35.00-$41.95   $35.00-$41.95   $35.00-$41.95   $35.00-$41.95   $35.00-$41.95

     2007 - Swap Contracts
         Volume (Bbl)....................         13,000          13,000          13,000          13,000          13,000
         Price per Bbl...................  $       30.89   $       30.89   $       30.89   $       30.89   $       30.89

     2008 - Swap Contracts
         Volume (Bbl)....................         20,278          20,278          20,278          20,278          20,278
         Price per Bbl...................  $       32.46   $       32.46   $       32.46   $       32.46   $       32.46

     2009 - Swap Contracts
         Volume (Bbl)....................          1,643           1,643           1,643           1,643           1,643
         Price per Bbl...................  $       47.25   $       47.25   $       47.25   $       47.25   $       47.25

     2010 - Swap Contracts
         Volume (Bbl)....................          1,643           1,643           1,643           1,643           1,643
         Price per Bbl...................  $       46.40   $       46.40   $       46.40   $       46.40   $       46.40

---------------
(a) Subsequent to March 31, 2005, the Company conveyed to the purchaser of its April VPP the following oil swap contracts which were included in the schedule above: (i) 1,973 Bbls per day of 2006 oil sales at a weighted average fixed price per Bbl of $54.40, (ii) 3,278 Bbls per day of 2008 oil sales at a weighted average fixed price per Bbl of $49.28, (iii) 1,643 Bbls per day of 2009 oil sales at a weighted average fixed price per Bbl of $47.25 and (iv) 1,643 Bbls per day of 2010 oil sales at a weighted average fixed price per Bbl of $46.40. See Note N for additional information regarding the Company's April VPP.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three-month periods ended March 31, 2005 and 2004:

                                                            Three months ended
                                                                 March 31,
                                                            ------------------
                                                             2005        2004
                                                            -------    -------
     Average price reported per Bbl...................      $ 33.27    $ 28.31
     Average price realized per Bbl...................      $ 43.29    $ 32.12
     Reduction to oil revenue (in millions)...........      $ (44.3)   $ (16.5)

     Natural gas liquids prices. During the three-month periods ended March 31, 2005 and 2004, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at March 31, 2005.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus underlying the Company's outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2005:

                                                First        Second         Third        Fourth      Outstanding
                                               Quarter       Quarter       Quarter       Quarter       Average
                                             -----------   -----------   -----------   -----------   -----------
Average daily gas production hedged (a):
   2005 - Swap Contracts
     Volume (MMBtu)........................                    286,703       290,000       260,000       278,873
     Index price per MMBtu.................                $      5.20   $      5.23   $      5.22   $      5.22

   2006 - Swap Contracts
     Volume (MMBtu)........................       80,000        80,000        80,000        80,000        80,000
     Index price per MMBtu.................  $      4.50   $      4.50   $      4.50   $      4.50   $      4.50

   2006 - Collar Contracts
     Volume (MMBtu)........................       55,000         5,000         5,000         5,000        17,329
     Index price per MMBtu.................  $7.07-$9.70   $5.25-$7.15   $5.25-$7.15   $5.25-$7.15   $6.67-$9.14

   2007 - Swap Contracts
     Volume (MMBtu)........................       35,000        35,000        35,000        35,000        35,000
     Index price per MMBtu.................  $      4.63   $      4.63   $      4.63   $      4.63   $      4.63

   2008 - Swap Contracts
     Volume (MMBtu)........................        5,000         5,000         5,000         5,000         5,000
     Index price per MMBtu.................  $      5.38   $      5.38   $      5.38   $      5.38   $      5.38

--------------
(a) Subsequent to March 31, 2005, the Company conveyed to the purchaser of its April VPP the following gas swap contracts which were included in the schedule above: (i) 5,841 MMBtu per day of 2005 gas sales at a weighted average fixed price per MMBtu of $7.14, (ii) 6,158 MMBtu per day of 2006 gas sales at a weighted average fixed price per MMBtu of $6.90 and (iii) 5,805 MMBtu per day of 2007 gas sales at a weighted average fixed price per MMBtu of $6.35. See Note N for additional information regarding the Company's April VPP.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three-month periods ended March 31, 2005 and 2004:

                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                            2005          2004
                                                           -------      --------
     Average price reported per Mcf...................     $  5.04      $  4.38
     Average price realized per Mcf...................     $  5.16      $  4.62
     Reduction to gas revenue (in millions)...........     $  (8.0)     $ (14.2)

     Hedge ineffectiveness. During the three-month periods ended March 31, 2005 and 2004, the Company recognized other expense of $6.8 million and $44,000, respectively, related to the ineffective portions of its cash flow hedging instruments.

     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of March 31, 2005 and December 31, 2004, AOCI
- Hedging represented net deferred losses of $522.1 million and $241.4 million, respectively. The AOCI - Hedging balance as of March 31, 2005 was comprised of $788.5 million of net deferred losses on the effective portions of open cash flow hedges, $49.8 million of net deferred losses on terminated cash flow hedges (including $4.9 million of net deferred losses on terminated cash flow interest rate hedges) and $316.2 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the three months ended March 31, 2005 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the twelve months ending March 31, 2006, based on current estimates of future commodity prices, the Company expects to reclassify $434.5 million of net deferred losses associated with open commodity hedges and $9.2 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $162.1 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending March 31, 2006 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of March 31, 2005, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter      Total
                                             -------    -------    -------    -------    ---------
                                                               (in thousands)
      2005 net deferred hedge losses....                $  (677)   $  (934)   $(1,936)   $ (3,547)
      2006 net deferred hedge losses....     $(5,625)   $(1,676)   $(1,521)   $(2,205)    (11,027)
      2007 net deferred hedge losses....     $(4,051)   $  (936)   $  (734)   $(1,450)     (7,171)
      2008 net deferred hedge losses....     $(3,570)   $  (872)   $  (855)   $(1,487)     (6,784)
      2009 net deferred hedge losses....     $(2,817)   $  (748)   $  (785)   $(1,409)     (5,759)
      2010 net deferred hedge losses....     $(1,012)   $  (995)   $  (980)   $  (961)     (3,948)
      2011 net deferred hedge losses....     $  (873)   $  (889)   $  (902)   $  (907)     (3,571)
      2012 net deferred hedge losses....     $  (810)   $  (791)   $  (783)   $  (772)     (3,156)
                                                                                          -------
                                                                                         $(44,963)
                                                                                          =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



NOTE G.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" during the three-month periods ended March 31, 2005 and 2004:

                                                               Three months ended
                                                                    March 31,
                                                              ---------------------
                                                                2005         2004
                                                              --------     --------
                                                                  (in thousands)
       Beginning asset retirement obligations............     $120,879     $105,036
          New wells placed on production and
            changes in estimates.........................        1,445        2,732
          Liabilities settled............................       (2,400)      (2,597)
          Accretion of discount..........................        2,140        1,966
          Currency translation...........................         (127)        (103)
                                                               -------      -------
       Ending asset retirement obligations ..............     $121,937     $107,034
                                                               =======      =======

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE H.     Postretirement Benefit Obligations

     As of March 31, 2005 and December 31, 2004, the Company had recorded $15.7 million and $15.5 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three-month periods ended March 31, 2005 and 2004:

                                                                       Three months ended
                                                                            March 31,
                                                                      -------------------
                                                                        2005        2004
                                                                      -------     -------
                                                                        (in thousands)
    Beginning accumulated postretirement benefit obligations......    $15,534     $15,556
       Benefit payments...........................................       (186)       (339)
       Service costs..............................................         81          58
       Accretion of discounts.....................................        225         226
                                                                       ------      ------
    Ending accumulated postretirement benefit obligations.........    $15,654     $15,501
                                                                       ======      ======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)



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

     MOSH Holding. The Company and its principal U.S. subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in a case styled MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which was filed on April 11, 2005, in the District Court of Travis County, Texas (250th Judicial District). The plaintiff is a

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


unitholder in the Mesa Offshore Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The plaintiff alleges that the Company, together with Woodside Energy (USA) Inc., concealed the value of the royalty interest, worked to terminate the Mesa Offshore Trust prematurely, and to capture for itself and Woodside Energy (USA) Inc. profits that belong to the Mesa Offshore Trust. The plaintiff also alleges breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The claims appear to relate principally to farmout arrangements established in 2003 for two offshore properties, the Brazos Area Block A-7 and Brazos Area Block A-39. The relief sought by the plaintiff includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction. The Company believes the claims are without merit and intends to defend the lawsuit vigorously.

     Argentine Environmental. The Company's subsidiary in Argentina is involved in various administrative proceedings with the Neuquen Province environmental authorities relating to the permitting and discharges from operations in that province. In general, the Company's subsidiary is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines are appropriate. The Company estimates that fines assessed in these proceedings will be immaterial, but in the aggregate could exceed $100,000.

NOTE J.     Net Income Per Share

     Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. The computation of diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to net income were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

     The following table is a reconciliation of basic net income to diluted net income for the three-month periods ended March 31, 2005 and 2004:

                                                                   Three months ended
                                                                       March 31,
                                                                  --------------------
                                                                    2005        2004
                                                                  --------    --------
                                                                     (in thousands)
       Basic net income.......................................    $ 84,657    $ 60,188
       Interest expense on convertible notes, net of tax......         802         -
                                                                   -------     -------
       Diluted net income.....................................    $ 85,459    $ 60,188
                                                                   =======     =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2005 and 2004:

                                                                    Three months ended
                                                                        March 31,
                                                                   --------    --------
                                                                     2005        2004
                                                                   --------    --------
                                                                      (in thousands)
     Weighted average common shares outstanding:
       Basic................................................        142,898     118,719
       Dilutive common stock options (a)....................          1,293       1,177
       Restricted stock awards..............................            827         368
       Convertible notes dilution (b).......................          2,327         -
                                                                   --------    --------
       Diluted..............................................        147,345     120,264
                                                                   ========    ========

---------------
(a) Common stock options to purchase 30,712 shares of common stock were outstanding but not included in the computations of diluted net income per share for the three-month periods ended March 31, 2005 and 2004 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(b) Associated with the Evergreen merger, the Company assumed convertible notes eligible for 2.3 million shares of the Company's common stock upon conversion.

NOTE K.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments, or regions. The Company has reportable operations in the United States, Argentina, Canada and Africa and Other. Africa and Other is primarily comprised of operations in Equatorial Guinea, Gabon, Nigeria, South Africa and Tunisia.

     The following tables provide the Company's interim geographic operating segment data for the three-month periods ended March 31, 2005 and 2004.
Geographic  operating  segment  income  tax  benefits   (provisions)  have  been
determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes revenues and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)

                                         United                            Africa                    Consolidated
                                         States    Argentina    Canada    and Other   Headquarters       Total
                                        --------   ---------   --------   ---------   ------------   ------------
                                                                 (in thousands)
Three months ended March 31, 2005:
  Revenues and other income:
     Oil and gas revenues............   $403,833    $ 38,030   $ 30,758    $ 47,691     $     -       $ 520,312
     Interest and other..............        -            -          -           -        28,333         28,333
     Gain on disposition of
       assets, net...................      2,032          -          -           -           189          2,221
                                         -------     -------    -------     -------      -------       --------
                                         405,865      38,030     30,758      47,691       28,522        550,866
                                         -------     -------    -------     -------      -------       --------
  Costs and expenses:
     Oil and gas production..........     86,144       8,507     11,544       7,767           -         113,962
     Depletion, depreciation and
       amortization..................    114,446      17,932      9,593       9,377        4,803        156,151
     Impairment of long-lived assets.         -           -          -          152           -             152
     Exploration and abandonments....     39,479       2,584      4,037      21,285           -          67,385
     General and administrative......         -           -          -           -        29,585         29,585
     Accretion of discount on asset
       retirement obligations........         -           -          -           -         2,140          2,140
     Interest........................         -           -          -           -        33,251         33,251
     Other...........................         -           -          -           -        11,720         11,720
                                         -------     -------    -------     -------      -------       --------
                                         240,069      29,023     25,174      38,581       81,499        414,346
                                         -------     -------    -------     -------      -------       --------
  Income (loss) before income taxes..    165,796       9,007      5,584       9,110      (52,977)       136,520
  Income tax benefit (provision).....    (60,516)     (3,152)    (2,108)     (2,060)      15,973        (51,863)
                                         -------     -------    -------     -------      -------       --------
  Net income (loss)..................   $105,280    $  5,855   $  3,476    $  7,050     $(37,004)     $  84,657
                                         =======     =======    =======     =======      =======       ========
Three months ended March 31, 2004:
  Revenues and other income:
     Oil and gas revenues............   $346,309    $ 30,883   $ 18,219    $ 40,116     $    -        $ 435,527
     Interest and other..............         -           -          -           -         1,735          1,735
     Gain (loss) on disposition of
       assets, net...................         51          -          -           -           (64)           (13)
                                         -------     -------    -------     -------      -------       --------
                                         346,360      30,883     18,219      40,116        1,671        437,249
                                         -------     -------    -------     -------      -------       --------
  Costs and expenses:
     Oil and gas production..........     55,020       6,759      7,949       8,484           -          78,212
     Depletion, depreciation and
       amortization..................     97,371      12,542      7,475      16,396        2,715        136,499
     Exploration and abandonments....     53,556       3,550     12,976      10,424           -          80,506
     General and administrative......         -           -          -           -        18,329         18,329
     Accretion of discount on asset
       retirement obligations........         -           -          -           -         1,966          1,966
     Interest........................         -           -          -           -        21,576         21,576
     Other...........................         -           -          -           -           196            196
                                         -------     -------    -------     -------      -------       --------
                                         205,947      22,851     28,400      35,304       44,782        337,284
                                         -------     -------    -------     -------      -------       --------
  Income (loss) before income taxes..    140,413       8,032    (10,181)      4,812      (43,111)        99,965
  Income tax benefit (provision).....    (51,251)     (2,811)     3,843      (1,162)      11,604        (39,777)
                                         -------     -------    -------     -------      -------       --------
  Net income (loss)..................   $ 89,162    $  5,221   $ (6,338)   $  3,650     $(31,507)     $  60,188
                                         =======     =======    =======     =======      =======       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE L.     Volumetric Production Payments

     During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to pay down indebtedness. The first VPP sold 58 Bcf of Hugoton field gas volumes over an expected five-year term that began in February 2005 for $275.2 million. The second VPP sold 10.8 MMBbls of oil volumes over an expected seven-year term beginning in January 2006 for $317.1 million.

     The Company's VPPs represent limited-term overriding royalty interests in oil and gas reserves which: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) are free and clear of all associated future production costs and capital expenditures; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfers title to the purchaser and (v) allows the Company to retain the assets after the VPPs volumetric quantities have been delivered.

     Under SFAS 19, a VPP is considered a sale of proved reserves and the related future production of those proved reserves. As a result, the Company (i) removes the proved reserves associated with the VPPs; (ii) recognizes the VPP proceeds as deferred revenue which will be amortized on a unit-of-production basis to future oil and gas revenues over the terms of the VPPs; (iii) retains responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognizes production associated with the VPP volumes.

     The following table represents the breakdown of the components of the VPPs:

                                                      Hugoton       Spraberry
                                                     Field (Gas)    Field (Oil)       Total
                                                     ----------     ----------     ----------
                                                                  (in thousands)
       VPP proceeds, net of transaction costs....    $  275,163     $  317,123     $  592,286
       Fair value of derivatives conveyed (a)....        12,860         36,759         49,619
                                                      ---------      ---------      ---------
       Deferred revenue..........................       288,023        353,882        641,905
       Less first quarter 2005 amortization......       (11,625)           -          (11,625)
                                                      ---------      ---------      ---------
            Deferred revenue March 31, 2005......    $  276,398     $  353,882     $  630,280
                                                      =========      =========      =========

-----------
(a) Represents the fair value of the derivative obligations conveyed as part of the VPP transaction. The fair value was deferred in AOCI-Hedging until the delivery of the VPP volumes occurs at which time the fair value of the derivative obligations attributable to the delivered volumes will be recognized as a decrease to oil and gas revenues. See Note F for additional discussion regarding the Company's hedge positions.

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

              Remaining 2005.........................      $   54,176
              2006...................................         120,219
              2007...................................         115,363
              2008...................................         108,168
              2009...................................         100,381
              2010...................................          44,952
              2011...................................          44,952
              2012...................................          42,069
                                                            ---------
                                                           $  630,280
                                                            =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


NOTE M.     Business Interruption Insurance Claims

     During September 2004, the Company sustained damages as a result of Hurricane Ivan at its Devils Tower and Canyon Express platform facilities in the deepwater Gulf of Mexico. The damages delayed scheduled well completions and interrupted production during the second half of 2004 and during the first quarter 2005. The Company maintains business interruption insurance coverage for such circumstances and events and has filed claims with its insurance providers.

     Based on the terms of the insurance coverage, the Company estimates its losses since the occurrence and through March 31, 2005 to be approximately $32.4 million. The Company recorded $7.6 million and $24.8 million of the estimated claims in the fourth quarter of 2004 and in the first quarter of 2005, respectively, in interest and other income in the Company's Consolidated Statements of Operations. In March 2005, the Company received a $14.3 million partial payment from its insurance providers related to its Devils Tower claim.

NOTE N.     Subsequent Events

     VPP transaction. During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of a new VPP for net proceeds of $300.4 million, including the value attributable to certain derivative hedge agreements assigned to the buyer of the April VPP. Proceeds from the April VPP were initially used to pay down indebtedness. The April VPP sold 6.0 Bcf of Spraberry field gas volumes over an expected 32-month term beginning in May 2005 and 6.2 MMBbls of Spraberry field oil volumes over an expected five-year term beginning in January 2006. The following table represents the breakdown of the components of the April VPP:

                                                   Spraberry      Spraberry
                                                   Field (Gas)    Field (Oil)      Total
                                                   ----------     ----------     ----------
                                                                (in thousands)
     VPP proceeds, net of transaction costs....    $   37,613     $  262,790     $  300,403
     Fair value of derivatives conveyed (a)....          (526)       (11,076)       (11,602)
                                                    ---------      ---------      ---------
     Deferred revenue..........................    $   37,087     $  251,714     $  288,801
                                                    =========      =========      =========

-----------
(a) Represents the fair value of the derivative agreements conveyed as part of the VPP transaction. The fair value will be deferred in AOCI-Hedging until the delivery of the VPP volumes occurs at which time the fair value of the derivative agreements attributable to the delivered volumes will be recognized as an increase to oil and gas revenues.

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related April VPP production volumes are delivered as scheduled (in thousands):

              Remaining 2005.........................     $   9,973
              2006...................................        70,132
              2007...................................        65,891
              2008...................................        49,986
              2009...................................        47,540
              2010...................................        45,279
                                                           --------
                                                          $ 288,801
                                                           ========

     Asset divestitures. During April 2005, the Company announced the signing of a definitive agreement for the sale of three non-strategic Canadian properties and completed the sale of certain East Texas properties for expected aggregate sales proceeds of approximately $232 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (Unaudited)


     Canadian divestiture. The Company's Canadian divestiture includes all of the Company's interests in Martin Creek, Conroy Black and Lookout Butte oil and gas properties for expected proceeds of approximately $207 million, subject to normal closing adjustments. The Canadian divestiture is expected to be completed during the second quarter of 2005, although no assurances can be given that the transaction will be completed as planned.

     East Texas divestiture. During April 2005, the Company completed the aforementioned divestiture of East Texas properties for approximately $25 million of net cash proceeds.

     Debt redemption. During April 2005, the Company redeemed $32.4 million principal amount of its 9-5/8% Notes. The Company will recognize a pretax loss on the redemption of the 9-5/8% Notes of $7.3 million during the second quarter of 2005.

                        PIONEER NATURAL RESOURCES COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     During 2005, the Company announced the following significant events and initiatives:

     o Production resumed in mid-February from Canyon Express after hurricane related repairs were completed.
     o The Company sold two VPPs during the first quarter of 2005 for net proceeds of $592.3 million, including the assignment of $49.6 million of the Company's derivative hedge obligations.
     o The Company sold a third VPP during April 2005 for net proceeds of $300.4 million.
     o During April 2005, the Company announced the signing of a definitive agreement for the sale of three non-strategic Canadian properties and completed the sale of certain East Texas properties for expected aggregate sales proceeds of approximately $232 million.
     o In Alaska, the Company acquired a 20 percent interest in approximately 452,000 additional acres and gained the rights to extensive seismic and geologic data in the National Petroleum Reserve - Alaska (the "NPR-A") Northeast Planning Area. The Company also participated in the NPR-A Northwest Planning Area lease sale and acquired working interests ranging from 20 percent to 30 percent in approximately 808,000 acres.
     o The Company acquired 13 blocks, all in the deepwater Gulf of Mexico, for $7.5 million.
     o The Company executed a multi-year service contract with Doyon Drilling, Inc. and Akita Drilling, Ltd. who will build and operate a new drilling rig designed for exploration drilling on the Company's Alaskan North Slope properties.
     o The Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National Petroleum Corporation.
     o The Company's board of directors approved a 2005 capital program providing for total capital expenditures of $900 million to $950 million.
     o The board of directors approved a new share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.
     o The board of directors declared a semiannual cash dividend of $.10 per share to common stockholders of record at the close of business on March 31, 2005. The dividend was paid on April 15, 2005.

     The Company's financial and operating performance for the first quarter of 2005 included the following highlights:

     o Average daily sales volumes, on a BOE basis, increased four percent during the first quarter of 2005 as compared to the first quarter of 2004.
     o Oil and gas revenues increased 19 percent during the first quarter of 2005 as compared to the same period in 2004 as a result of the increased production volumes and increases in worldwide oil and gas prices.
     o Interest and other income increased by $26.6 million during the first quarter of 2005 as compared to the first quarter of 2004, primarily due to business interruption insurance claims related to Hurricane Ivan.
     o Income before income taxes increased by 37 percent to $136.5 million during the first quarter of 2005 from $100.0 million during the first quarter of 2004.
     o Net income increased to $84.7 million ($.58 per diluted share) for the first quarter of 2005, as compared to $60.2 million ($.50 per diluted share) for the same period in 2004.
     o Net cash provided by operating activities increased by 32 percent to $334.9 million during the first quarter of 2005 from $253.6 million during the first quarter of 2004.
     o Outstanding debt decreased by $554.0 million, or 23 percent, as of March 31, 2005 as compared to debt outstanding as of December 31, 2004.

                        PIONEER NATURAL RESOURCES COMPANY



Volumetric Production Payments

     During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to pay down indebtedness. The first VPP sold 58 Bcf of Hugoton field gas volumes over an expected five-year term beginning in February 2005 for $275.2 million. The second VPP sold 10.8 MMBbls of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $317.1 million.

     During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of another VPP for net proceeds of $300.4 million, including the value of certain derivative hedge agreements assigned to the buyer of the VPP. Proceeds from the VPP were initially used to pay down indebtedness. The VPP sold 6.0 Bcf of Spraberry field gas volumes over an expected 32-month term beginning in May 2005 and 6.2 MMBbls of Spraberry field oil volumes over an expected five-year term beginning in January 2006. See Notes L and N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's VPPs.

Asset Divestitures

     During April 2005, the Company announced the signing of a definitive agreement for the sale of three non- strategic Canadian properties and completed the sale of certain East Texas properties for expected aggregate sales proceeds of approximately $232 million.

     Canadian divestiture. The Company's Canadian divestiture includes all of the Company's interests in Martin Creek, Conroy Black and Lookout Butte oil and gas properties for expected proceeds of approximately $207 million, subject to normal closing adjustments. As of March 1, 2005, the Company's net proved reserves in these properties were estimated to be approximately 9 MMBOE. The Company's current net production from the properties averages approximately 3,000 BOEPD. The Canadian divestiture is expected to be completed during the second quarter of 2005, although no assurances can be given that the transaction will be completed as planned.

     East Texas divestiture. During April 2005, the Company completed the aforementioned divestiture of East Texas properties for approximately $25 million of net cash proceeds. As of March 31, 2005, the Company's net proved reserves in these properties were estimated to be approximately 2.5 MMBOE. The Company's net production from the properties averaged approximately 400 BOEPD. The net cash proceeds from this divestiture were used to reduce outstanding indebtedness.

Second Quarter 2005 Outlook

     Based on current estimates, the Company expects that second quarter 2005 production will average 185,000 to 205,000 BOEPD, including a full quarter of production from Canyon Express, continued ramp up of production from Devils Tower, typical variability in the timing of oil cargo shipments in South Africa and Tunisia and the impact of a full quarter of VPP volumes sold.

     Second quarter production costs (including production and ad valorem taxes) are expected to average $6.25 to $6.75 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $9.10 to $9.60 per BOE during the second quarter of 2005.

     Total exploration and abandonment expense is expected to be $50 million to $70 million and includes carryover costs associated with unsuccessful wells that were in progress at the end of the first quarter of 2005, plans to drill two deepwater Gulf of Mexico exploration wells and the acquisition of additional seismic data. General and administrative expense is expected to be $27 million to $29 million. Interest expense is expected to be $29 million to $32 million, and accretion of discount on asset retirement obligations is expected to be approximately $2 million to $3 million.

                        PIONEER NATURAL RESOURCES COMPANY


     The Company's second quarter 2005 effective income tax rate is expected to range from 36 percent to 39 percent based on current capital spending plans, including cash income taxes of $5 million to $10 million that are principally related to Argentine and Tunisian income taxes and nominal alternative minimum tax in the U.S. Other than in Argentina and Tunisia, the Company continues to benefit from the carryforward of net operating losses and other positive tax attributes.

Acquisition and Drilling Highlights

     During the first quarter of 2005, the Company incurred $285.5 million in finding and development costs including $149.5 million for development activities, $101.7 million for exploration activities and $34.3 million on acquisitions. The majority of the Company's development and exploration
expenditures   were  spent  on  drilling  wells,   acquiring  seismic  data  and
constructing infrastructure for the Company's development projects. The following tables summarize the Company's development and exploration/extension drilling activities for the three months ended March 31, 2005:

                                                          Development Drilling
                               ---------------------------------------------------------------------------
                               Beginning Wells      Wells      Successful    Unsuccessful    Ending Wells
                                 in Progress        Spud         Wells           Wells       In Progress
                               ---------------    ---------    ----------    ------------    ------------
United States.................        32              101           109              1              23
Argentina.....................         6               22            20              2               6
Canada........................         2               28            25            -                 5
                                  ------           ------        ------         ------          ------

      Total Worldwide.........        40              151           154              3              34
                                  ======           ======        ======         ======          ======

                                                      Exploration/Extension Drilling
                               ---------------------------------------------------------------------------
                               Beginning Wells      Wells      Successful    Unsuccessful    Ending Wells
                                 in Progress        Spud         Wells           Wells       In Progress
                               ---------------    ---------    ----------    ------------    ------------
United States................          9                6             4              1              10
Argentina....................          8              -               6              1               1
Canada.......................         21               16            22              5              10
Africa.......................          4                3           -                2               5
                                  ------           ------        ------         ------          ------
     Total Worldwide.........         42               25            32              9              26
                                  ======           ======        ======         ======          ======

     Domestic. The Company spent $153.3 million during the first quarter of 2005 on acquisition, drilling and seismic activities in the Gulf of Mexico, onshore Gulf Coast, Permian Basin, Mid-Continent, Rocky Mountain and Alaska areas of the United States.

       Gulf of Mexico area. In the Gulf of Mexico area, the Company spent $47.8 million of drilling, construction, acquisition and seismic capital during the first quarter of 2005. In the first quarter the Company was awarded leases on three Gulf of Mexico deepwater blocks covering approximately 17,000 acres. The Company was also the high bidder and is currently awaiting Mineral Management Services approval on ten additional deepwater blocks covering approximately 46,000 acres. The following are updates of four projects in the deepwater Gulf of Mexico:

o Canyon Express - Production from the Canyon Express gas system was shut in in early December 2004 as a result of damage caused by Hurricane Ivan to the methanol delivery system. In mid-February 2005, repair activities were completed and production operations were resumed. Pioneer maintains business interruption insurance on the Canyon Express project and as a result of the damage caused by Hurricane Ivan, the Company has accrued $9.7 million in the first quarter for its estimated claim for production loss. The Company has the potential to recover an additional amount under its business interruption policy depending on the outcome of the determination of the timing of the waiting period under the policy.

o Falcon Corridor - During the first quarter of 2005, production activities in the Falcon Corridor occurred as expected. The Raptor well was shut in in early March 2005 as the production volumes had declined to a level that

                        PIONEER NATURAL RESOURCES COMPANY


     made it difficult to produce without substantially limiting production from the Company's Falcon wells. Sidetrack operations are planned for the Raptor field during the second quarter of 2005 to further increase reserve recovery. The Company drilled an exploration well on the Hellcat prospect, a Falcon Corridor satellite prospect, during the first quarter of 2005, but the well was determined to be noncommercial.

o Devils Tower Area - The Devils Tower facilities sustained significant damage in mid-September 2004 due to Hurricane Ivan, and production from the three wells producing at that time did not resume until late October 2004. A fourth well began producing at the end of November. The damage to the platform rig sustained during Hurricane Ivan delayed completion activities related to the four additional wells previously drilled to develop the field. Rig repairs took over 120 days, and completion activities for continued field development began late in January 2005. Pioneer maintains business interruption insurance and has filed a claim related to (a) production lost from its productive wells and (b) four wells that were expected to be completed but were delayed due to the effects of Hurricane Ivan. In the first quarter of 2005, the Company received a partial payment of $14.3 million of estimated business interruption recovery related to its claim. In the fourth quarter of 2004 and the first quarter of 2005, the Company recorded $7.6 million and $15.1 million of estimated business interruption recovery, respectively, related to its claim. The Company expects to have additional business interruption insurance recoveries related to future periods as a result of losses associated with delays in completing certain wells. In addition, three subsea tie-back wells in the Goldfinger and Triton satellite discoveries in the Devils Tower area are expected to be jointly tied back to the Devils Tower spar with first production expected in late 2005. Production is expected to continue to increase as the remaining wells are completed and certain other wells are recompleted to new zones. The Company holds a 25 percent working interest in each of the above projects.

o Thunder Hawk - During 2004, the Company participated in a successful exploration well on the Dominion- operated Thunder Hawk prospect located in Mississippi Canyon Block 734. The well encountered in excess of 300 feet of net oil pay in two high-quality reservoir zones. Murphy Exploration and Production Company is now the operator and has commenced drilling an additional well to further delineate the field. The Company owns a 12.5 percent working interest in the discovery.

     Onshore Gulf Coast area. In the Onshore Gulf Coast area, the Company spent $11.2 million of drilling, construction, acquisition and seismic capital during the first quarter of 2005. The Company has focused its drilling efforts in this area on the Pawnee field in the Edwards Reef trend in South Texas. The Company plans to drill approximately 12 wells in this area during 2005.

     Permian Basin area. The Company spent $25.5 million of capital during the first quarter of 2005 primarily on development drilling in the Spraberry oil trend where the Company plans to drill approximately 175 wells during 2005.

     Mid-Continent area. The Company spent $7.0 million of capital during the first quarter of 2005 primarily in the West Panhandle field in Texas where the Company plans to drill approximately 90 wells during 2005. The Company also plans to drill approximately 20 wells during 2005 in the Hugoton field in Kansas.

     Rocky Mountain area. The Company spent $25.2 million of capital during the first quarter of 2005 primarily on development drilling in the Raton Basin in Colorado. The Company plans on drilling approximately 300 wells during 2005 in the Rocky Mountain area.

     Alaska area. The Company spent $36.6 million of acquisition, drilling and seismic capital during the first quarter of 2005 to drill wells, add to its leasehold position and expand its North Slope seismic data coverage.

     During the first quarter of 2005, the Company participated in three exploration wells. Two wells were drilled in the NPR-A and the results are currently being evaluated. The third well was drilled on the Tuvaaq prospect operated by Kerr-McGee. The Tuvaaq well encountered wet sands in the primary Ivishak objective and hydrocarbon-bearing sands in the Schrader Bluff interval. The Company elected to assign its interest in the well to Kerr-McGee in lieu of payment of its capital costs rather than participate in the Schrader Bluff interval due to the Company's small working interest in any potential development.

                        PIONEER NATURAL RESOURCES COMPANY


     Pioneer also holds a 50 percent working interest in a 130,000-acre position adjacent to and south of the giant Prudhoe Bay and Kuparuk Units, and during the first quarter of 2005, shot a new 3-D seismic survey over the area.

     International. The Company's international operations are located in the Neuquen and Austral Basins areas of Argentina, the Chinchaga, Martin Creek, Lookout Butte and Carbon areas of Canada, the Sable oil field offshore South Africa and in southern Tunisia. Additionally, the Company has other development and exploration activities in Equatorial Guinea, Nigeria, South Africa and Tunisia.

     Argentina. The Company spent $26.1 million of acquisition, drilling and seismic capital during the first quarter of 2005.

     Canada. The Company spent $54.7 million of acquisition, drilling and seismic capital during the first quarter of 2005, primarily in the Chinchaga and Carbon areas that are only accessible for drilling during the winter months.

     During April 2005, the Company announced the signing of a definitive agreement for the sale of three non- strategic Canadian properties in Martin Creek, Conroy Black and Lookout Butte for expected proceeds of approximately $207 million, subject to normal closing adjustments. The Canadian divestiture is expected to be completed during the second quarter of 2005. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

     Africa. The Company spent $51.4 million of acquisition, drilling and seismic capital during the first quarter of 2005, primarily in Equatorial Guinea, Gabon, Nigeria, South Africa and Tunisia.

     Equatorial Guinea. The Company spent $.5 million of seismic and drilling capital during the first quarter of 2005 in Block H offshore Equatorial Guinea. The Company has several other prospects on the block that are being evaluated for future drilling, one of which is expected to be drilled during 2005.

     Gabon. The Company spent $.5 million of capital during the first quarter of 2005. In 2004 the Company drilled five exploration wells, one of which was initially evaluated as successful in extending the planned development area to the south. The remaining four wells were unsuccessful. Despite the successful extension well, in October 2004 the Company canceled the development of the Olowi field due to a substantial increase in projected development costs which resulted in the project not offering competitive returns. The Company's current Gabonese permit was extended to January 2006 to allow more time for the Company to determine if it has any viable options to monetize its investment prior to abandoning the project and exiting Gabon. During the first quarter of 2005, the Company recognized an additional impairment charge of $.2 million.

     Nigeria. The Company spent $43.1 million of acquisition, drilling and seismic capital during the first quarter of 2005. The Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National Petroleum Corporation. The 442,000 acre block is located about 90 miles southeast of Lagos in water depths ranging between 6,900 to 8,900 feet. The Company owns a 51 percent working interest and is the technical operator. Under terms of an existing production sharing contract, Pioneer and the other participants will carry out a work program that includes acquiring a minimum of 1,790 square kilometers of 3-D seismic data and drilling at least one exploration well by February of 2007. The Company farmed-in to the Devon-operated Block 256 during the first quarter and participated in an unsuccessful exploration well.

     South Africa. The Company spent $.3 million of drilling and seismic capital during the first quarter of 2005. During 2005, the Company currently plans to spend approximately $1 million in South Africa for production enhancement opportunities at Sable.

     Tunisia. The Company spent $5.0 million of drilling and seismic capital during the first quarter of 2005 primarily to drill one exploration well in its partner-operated Adam oil field and one unsuccessful exploration well in its Company- operated El Hamra permit. The remaining capital budget for Tunisia in 2005 includes two appraisal wells on the Anaguid permit.

                        PIONEER NATURAL RESOURCES COMPANY



Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $520.3 million for the three months ended March 31, 2005 as compared to $435.5 million for the same period in 2004, representing a 19 percent increase. The revenue increase from 2004 to 2005 was due to a four percent increase in average daily BOE sales volumes, an 18 percent increase in oil prices, a 21 percent increase in NGL prices and a 15 percent increase in gas prices, including the effects of commodity price hedges.

     The following table provides average daily sales volumes, by geographic area and in total, for the three-month periods ended March 31, 2005 and 2004:

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                    2005          2004
                                                  --------      --------
   Average daily sales volumes:
      Oil (Bbls)
        United States..........................     28,723        24,971
        Argentina..............................      8,191         8,628
        Canada.................................        230           100
        Africa.................................     11,967        14,034
                                                  --------      --------
        Worldwide..............................     49,111        47,733
                                                  ========      ========
      NGLs (Bbls)
        United States..........................     17,543        20,936
        Argentina..............................      1,572         1,424
        Canada.................................        601         1,046
                                                  --------      --------
        Worldwide..............................     19,716        23,406
                                                  ========      ========
      Gas (Mcf)
        United States..........................    538,285       527,630
        Argentina..............................    130,351        97,818
        Canada.................................     49,546        40,019
                                                  --------      --------
        Worldwide..............................    718,182       665,467
                                                  ========      ========
      Total (BOE)
        United States..........................    135,980       133,845
        Argentina..............................     31,488        26,355
        Canada.................................      9,089         7,816
        Africa.................................     11,967        14,034
                                                  --------      --------
        Worldwide..............................    188,524       182,050
                                                  ========      ========

     Worldwide average daily sales volumes on a BOE basis increased four percent during the first quarter of 2005 as compared to the first quarter of 2004. On a quarter-to-quarter comparison, average daily BOE sales volumes increased by two percent in the United States, by 19 percent in Argentina and by 16 percent in Canada and decreased by 15 percent in Africa.

     The increase in daily sales volumes in the United States was principally due to production from the properties acquired in the Evergreen merger on September 28, 2004 and production from the Devils Tower oil field which first began producing during May 2004, partially offset by approximately 4,000 BOEPD of Hugoton VPP volumes sold during the first quarter of 2005 which are not included in the Company's reported sales volumes, production lost at Canyon Express associated with the aforementioned hurricane damage and normal production declines.

     Canadian sales volumes increased due to new production from Canadian properties acquired in the Evergreen merger and the influx of production from new wells drilled during the winter drilling seasons.

     On a quarter-to-quarter comparison, Argentine average daily BOE sales volumes increased as a result of increases in wells drilled. The Company has continued to increase capital expenditures in Argentina as the stability of the Argentine peso and the general economic outlook for Argentina has improved.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average reported prices, including the results of hedging activities, and average realized prices, excluding the results of hedging activities, by geographic area and in total, for the three-month periods ended March 31, 2005 and 2004:

                                                    Three months ended
                                                         March 31,
                                                  ----------------------
                                                    2005          2004
                                                  --------      --------
       Average reported prices:
          Oil (per Bbl):
            United States......................   $  28.96      $  26.67
            Argentina..........................   $  31.75      $  27.93
            Canada.............................   $  53.81      $  35.00
            Africa.............................   $  44.28      $  31.41
            Worldwide..........................   $  33.27      $  28.31
          NGLs (per Bbl):
            United States......................   $  26.15      $  21.52
            Argentina..........................   $  30.35      $  29.16
            Canada.............................   $  39.07      $  26.51
            Worldwide..........................   $  26.88      $  22.21
          Gas (per Mcf):
            United States......................   $   5.94      $   5.10
            Argentina..........................   $    .88      $    .58
            Canada.............................   $   6.17      $   4.22
            Worldwide..........................   $   5.04      $   4.38
       Average realized prices:
          Oil (per Bbl):
            United States......................   $  46.08      $  32.72
            Argentina..........................   $  31.75      $  30.67
            Canada.............................   $  53.81      $  35.00
            Africa.............................   $  44.28      $  31.91
            Worldwide..........................   $  43.29      $  32.12
          NGLs (per Bbl):
            United States......................   $  26.15      $  21.52
            Argentina..........................   $  30.35      $  29.16
            Canada.............................   $  39.07      $  26.51
            Worldwide..........................   $  26.88      $  22.21
          Gas (per Mcf):
            United States......................   $   6.10      $   5.32
            Argentina..........................   $    .88      $    .58
            Canada.............................   $   6.19      $   5.21
            Worldwide..........................   $   5.16      $   4.62

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the first quarter of 2005, the Company's commodity price hedges decreased oil and gas revenues by $52.3 million, as compared to $30.7 million during the same period in 2004. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three-month periods ended March 31, 2005 and 2004.

     Argentina commodity prices. Argentine commodity prices have been significantly below those in the world markets for a period of time. In May 2004, pursuant to a decree, the Argentine government approved measures to permit producers to renegotiate gas sales contracts, excluding those that could affect small residential customers. Pursuant to that decree, wellhead prices are scheduled to rise from a 2004 year end range of $.61 to $.78 per Mcf to a range of $.87 to $1.04 per Mcf after July 2005, depending on the region where the gas is produced. No further gas price increases beyond July 2005 were allowed for in the decree. Also, due to the Argentine export tax (expires in February 2007) and price caps required by the Argentine government on oil prices paid by Argentine refiners, the price of Argentine oil has been below that realized in world markets. For additional information regarding the suppressed Argentine commodity prices see the Company's 2004 Form 10-K, as amended. At the present time, no

                        PIONEER NATURAL RESOURCES COMPANY


specific predictions can be made about future commodity prices in Argentina. However, in the short term, the Company expects Argentine commodity price realizations to be less than those in the United States.

     Interest and other income. Interest and other income for the three-month periods ended March 31, 2005 and 2004 was $28.3 million and $1.7 million, respectively. The increase in interest and other income is attributable to the recognition of $24.8 million in business interruption insurance claims associated with lost production as a result of the damage caused by Hurricane Ivan to the Devils Tower facilities and the Canyon Express methanol delivery system. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded production costs of $114.0 million and $78.2 million during the three-month periods ended March 31, 2005 and 2004, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production taxes and ad valorem taxes are directly related to commodity price changes. Total production costs per BOE increased by 42 percent during the three months ended March 31, 2005 as compared to the same respective period in 2004 primarily due to (i) an increase in ad valorem taxes, (ii) additional workover activities performed during Canada's winter access season, (iii) the retention of operating costs related to VPP volumes sold, and (iv) new production added from the Evergreen merger which represent higher operating cost properties than the Company's other United States properties.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for the three-month periods ended March 31, 2005 and 2004:

                                                  Three months ended
                                                        March 31,
                                                  -------     -------
                                                    2005        2004
                                                  -------     -------
       Lease operating expense................    $  5.01     $  3.43
       Taxes:
          Ad valorem..........................        .58         .47
          Production..........................        .78         .59
       Workover costs.........................        .35         .23
                                                   ------      ------
          Total production costs..............    $  6.72     $  4.72
                                                   ======      ======

                                                  Three months ended
                                                       March 31,
                                                  -------------------
                                                    2005        2004
                                                  -------     -------
       Total production costs:
          United States.......................    $  7.04     $  4.52
          Argentina...........................    $  3.00     $  2.82
          Canada..............................    $ 14.11     $ 11.18
          Africa .............................    $  7.21     $  6.64
          Worldwide...........................    $  6.72     $  4.72

     Depletion, depreciation and amortization expense. The Company's total DD&A expense was $9.20 and $8.24 per BOE for the three-month periods ended March 31, 2005 and 2004, respectively. Depletion expense, the largest component of DD&A expense, increased to $8.92 per BOE for the three months ended March 31, 2005, as compared to $8.08 during the same respective period in 2004. The increase in per BOE depletion expense during the three months ended March 31, 2005, as compared to the same period in 2004, is primarily due to new Rocky Mountain area production acquired in the Evergreen merger and a higher depletion rate for the Hugoton field as a result of the VPP volumes sold. Additionally, the Company's depletion expense per BOE increased in Argentina and declined in Africa on quarter-to- quarter comparisons due to net downward reserve revisions in Argentina and upward reserve revisions in South Africa and Tunisia during 2004.

                        PIONEER NATURAL RESOURCES COMPANY

     The following table provides depletion expense per BOE by geographic area for the three-month periods ended March 31, 2005 and 2004:

                                                  Three months ended
                                                       March 31,
                                                  -------------------
                                                    2005        2004
                                                  -------     -------
       Depletion expense:
          United States.........................  $  9.35     $  7.99
          Argentina.............................  $  6.33     $  5.23
          Canada................................  $ 11.73     $ 10.51
          Africa ...............................  $  8.71     $ 12.84
          Worldwide.............................  $  8.92     $  8.08

     Exploration, abandonments, geological and geophysical costs. Exploration, abandonments, geological and geophysical costs were $67.4 million during the three months ended March 31, 2005, as compared to $80.5 million during the same period of 2004. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense by geographic area for the three-month periods ended March 31, 2005 and 2004:

                                                                                   Africa
                                                United                               and
                                                States     Argentina    Canada      Other       Total
                                                -------    ---------    -------    -------    ---------
                                                                    (in thousands)
     Three months ended March 31, 2005:
       Geological and geophysical............   $25,722     $ 1,675     $   986    $ 9,410    $ 37,793
       Exploratory dry holes.................    11,516         889       2,865     11,556      26,826
       Leasehold abandonments and other......     2,241          20         186        319       2,766
                                                 ------      ------      ------     ------     -------
                                                $39,479     $ 2,584     $ 4,037    $21,285    $ 67,385
                                                 ======      ======      ======     ======     =======
     Three months ended March 31, 2004:
       Geological and geophysical............   $15,769     $ 3,130     $ 1,147    $ 1,733    $ 21,779
       Exploratory dry holes.................    36,968         405       8,170      8,684      54,227
       Leasehold abandonments and other......       819          15       3,659          7       4,500
                                                 ------      ------      ------     ------     -------
                                                $53,556     $ 3,550     $12,976    $10,424    $ 80,506
                                                 ======      ======      ======     ======     =======

     The decrease in exploration, abandonments, geological and geophysical costs during the first quarter of 2005, as compared to the first quarter of 2004, is primarily comprised of a $27.4 million decrease in dry hole expense, offset by a $16.0 million increase in geological and geophysical expense. Significant components of the Company's dry hole expense during the first quarter of 2005 included $9.1 million associated with an unsuccessful Nigerian well, $9.0 million associated with an unsuccessful well testing a satellite prospect in the Falcon Corridor and $2.4 million on an unsuccessful well on the Company's El Hamra permit in Tunisia. During the first three months of 2005, the Company drilled and evaluated 41 exploration/extension wells, 32 of which were successfully completed as discoveries. During the same period in 2004, the Company drilled and evaluated 52 exploration/extension wells, 26 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense for the three-month periods ended March 31, 2005 and 2004 was $29.6 million and $18.3 million, respectively. The increase in general and administrative expense was primarily due to increases in administrative staff, including staff increases associated with the Evergreen merger, and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees during the quarter ended March 31, 2005, as compared to the same period of 2004.

     Accretion of discount on asset retirement obligations. During the three-month periods ended March 31, 2005 and 2004, accretion of discount on asset retirement obligations was $2.1 million and $2.0 million, respectively. The increase in accretion of discount on asset retirement obligations is primarily due to the increase in future plugging and abandonment obligations related to new wells in the deepwater Gulf of Mexico, Tunisia and South Africa and accretion of discount on asset retirement obligations assumed with the Evergreen merger. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY


     Interest expense. Interest expense was $33.3 for the three months ended March 31, 2005, as compared to $21.6 million for the same periods in 2004. The weighted average interest rates on the Company's indebtedness for the three months ended March 31, 2005 was 6.0 percent, as compared to 5.3 percent for the same period in 2004, taking into account the effect of interest rate derivatives. The increase in interest expense was primarily due to a $5.2 million decrease in interest rate hedge gains, a $.9 million decrease in capitalized interest as the Company completed its major development projects in the Gulf of Mexico and South Africa, increased borrowings under the Company's lines of credit, primarily as a result of the Evergreen merger, and the assumption of $300 million of notes in connection with the Evergreen merger.

     Other expenses. Other expenses for the three-month periods ended March 31, 2005 and 2004 were $11.7 million and $.2 million, respectively. The increase in other expenses is primarily attributable to a $6.8 million increase in hedge ineffectiveness, a $2.8 million increase in legal and environmental accruals and $.8 million of non-compete agreement amortization associated with the Evergreen merger.

     Income tax provision. During the three months ended March 31, 2005, the Company recognized income tax provisions of $51.9 million, as compared to $39.8 million for the same period in 2004. The Company's first quarter of 2005 effective tax rate of 38.0 percent is higher than the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to foreign tax rates, statutes that differ from those in the United States and expenses for unsuccessful well costs in foreign locations where the Company receives no expected income tax benefits.

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

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three- month periods ended March 31, 2005 and 2004 totaled $226.2 million and $167.2 million, respectively. The expenditures for additions to oil and gas properties were internally funded by $334.9 million and $253.6 million, respectively, of net cash provided by operating activities.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2005, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) $54.7 million of undrawn letters of credit, (ii) operating lease agreements,
(iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related costs in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Since December 31, 2004, the material changes in the Company's contractual obligations were changes in the Company's derivative obligations and the aforementioned sale of VPPs. There have been no other material changes in the Company's contractual obligations since December 31, 2004. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the three months ended March 31, 2005.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the remainder of 2005.

                        PIONEER NATURAL RESOURCES COMPANY


     Operating activities. Net cash provided by operating activities during the three-month periods ended March 31, 2005 and 2004 were $334.9 million and $253.6 million, respectively. The increase in net cash provided by operating activities was primarily due to increased production volumes and higher commodity prices.

     Investing activities. Net cash provided by investing activities during the three months ended March 31, 2005 was $361.9 million as compared to net cash used in investing activities of $172.3 million during the same respective period in 2004. The increase in net cash provided by investing activities was primarily due to the $592.3 million of net proceeds from VPPs.

     As previously discussed, the Company received $300.4 million of net proceeds from a third VPP transaction completed during April 2005. See Notes L and N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information regarding the Company's VPP transactions completed during 2005.

     Financing activities. Net cash used in financing activities during the three months ended March 31, 2005 was $688.2 million, as compared to $91.4 million during the same period in 2004. The Company had net repayments on long-term debt of $553.0 million, as compared to $90.0 million during the same period in 2004.

     During February 2005, the Company's board of directors declared a semiannual dividend of $.10 per common share, payable on April 15, 2005 to shareholders of record on March 31, 2005. Associated therewith, the Company distributed $14.7 million of aggregate dividends during April 2005. The Company's board of directors may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

     During April 2005, $131.0 million of the Company's 8-7/8% Notes matured and were repaid. The Company also redeemed $32.4 million principal amount of its 9-5/8% Notes. The Company will recognize a pretax loss on the redemption of the 9-5/8% Notes of $7.3 million during the second quarter of 2005. The Company utilized unused borrowing capacity under its 364-Day Credit Agreement to fund these financing activities.

     During the three months ended March 31, 2005, the Company expended $151.9 million to acquire 3.7 million shares of treasury stock. During January 2005, the Company's board of directors approved a share repurchase program authorizing the purchase of $300 million of the Company's common stock. Based on current expectations, the Company intends to expend the remaining $148.1 million authorized under the share repurchase program during the remainder of 2005.

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

     Liquidity. The Company's principal source of short-term liquidity is its revolving lines of credit. Outstanding borrowings under the lines of credit totaled $275 million as of March 31, 2005. Including $49.3 million of undrawn and outstanding letters of credit under the lines of credit, the Company had $1.0 billion of unused borrowing capacity as of March 31, 2005.

     During April 2005, the Company reduced the loan commitments under the 364-Day Credit Agreement by $200 million to $450 million, which reduces the Company's total borrowing capacity under its lines of credit to $1.15 billion.

     Book capitalization and current ratio. The Company's book capitalization at March 31, 2005 was $4.3 billion, consisting of debt of $1.8 billion and stockholders' equity of $2.5 billion. Consequently, the Company's debt to book capitalization decreased to 42 percent at March 31, 2005 from 46 percent at December 31, 2004. The Company's ratio of current assets to current liabilities was .53 to 1.00 at March 31, 2005 as compared to .72 to 1.00 at December 31, 2004. The decline in the Company's ratio of current assets to current liabilities was primarily due to increases in its current derivative liabilities as a result of higher commodity prices and in current deferred revenues as a result of the VPPs.

                        PIONEER NATURAL RESOURCES COMPANY



Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

     Although certain derivative contracts that the Company has been a party to did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2005:

                                                    Derivative Contract Net Liabilities
                                                  ---------------------------------------
                                                                  Interest
                                                  Commodities       Rate          Total
                                                  -----------     --------     ----------
                                                               (in thousands)
     Fair value of contracts outstanding
        as of December 31, 2004...............    $ (406,546)     $    -       $ (406,546)
     Changes in contract fair values (a)......      (516,615)       (1,563)      (518,178)
     Contract maturities......................        55,899           -           55,899
     Contract terminations....................        48,057         1,563         49,620
                                                   ---------       -------      ---------
     Fair value of contracts outstanding
        as of March 31, 2005..................    $ (819,205)     $    -       $ (819,205)
                                                   =========       =======      =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

     Interest rate sensitivity. The following table provides information about other financial instruments the Company was a party to as of March 31, 2005 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2005. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 3, 2005.

                            Interest Rate Sensitivity
   Debt Obligations and Derivative Financial Instruments as of March 31, 2005

                               Nine months                                                                        Liability
                                 ending                     Year ending December 31,                            Fair Value at
                               December 31,  -----------------------------------------------------                March 31,
                                   2005        2006      2007       2008       2009     Thereafter     Total         2005
                               -----------   -------   --------   --------   --------   ----------   ---------   -----------
                                                            (in thousands, except interest rates)
Total Debt:
 Fixed rate principal
  maturities (a)..............  $130,950     $   -     $ 32,075   $350,000   $   -     $1,151,579   $1,664,604   $(1,823,784)
  Weighted average
   interest rate (%)..........      6.28        6.40       6.39       7.04      7.04         7.04
 Variable rate maturities.....  $    -       $   -     $    -     $275,000   $   -     $      -     $  275,000   $  (275,000)
   Average interest rate (%)..      3.73        4.25       4.44       4.57       -            -

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

                        PIONEER NATURAL RESOURCES COMPANY



     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas prices as of March 31, 2005. As of March 31, 2005, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices.

                              Oil Price Sensitivity
              Derivative Financial Instruments as of March 31, 2005

                                       Nine months                                                          Liability
                                         ending                    Year ending December 31,               Fair Value at
                                      December 31,  ----------------------------------------------------    March 31,
                                          2005        2006       2007       2008       2009       2010        2005
                                      -----------   --------   --------   --------   --------   --------   -----------
                                                                                                          (in thousands)
Oil Hedge Derivatives (a):
 Average daily notional Bbl volumes:
  Swap contracts (b)................     27,000       11,973     13,000     20,278      1,643      1,643   $(506,128)
   Weighted average fixed price
    per Bbl.........................   $  27.97     $  35.43   $  30.89   $  32.46   $  47.25   $  46.40
  Collar contracts..................        -          3,500        -          -          -          -     $ (17,229)
   Weighted average ceiling price
    per Bbl.........................   $    -       $  41.95   $    -     $    -     $    -     $    -
   Weighted average floor price
    per Bbl.........................   $    -       $  35.00   $    -     $    -     $    -     $    -
 Average forward NYMEX oil
    prices (c)......................   $  52.82     $  53.40   $  51.80   $  49.59   $  48.74   $  48.14

---------------
(a)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) Subsequent to March 31, 2005, the Company conveyed to the purchaser of its April VPP the following oil swap contracts which were included in the schedule above: (i) 1,973 Bbls per day of 2006 oil sales at a weighted average fixed price per Bbl of $54.40, (ii) 3,278 Bbls per day of 2008 oil sales at a weighted average fixed price per Bbl of $49.28, (iii) 1,643 Bbls per day of 2009 oil sales at a weighted average fixed price per Bbl of $47.25 and (iv) 1,643 Bbls per day of 2010 oil sales at a weighted average fixed price per Bbl of $46.40.
(c) The average forward NYMEX oil prices are based on May 3, 2005 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY



                              Gas Price Sensitivity
              Derivative Financial Instruments as of March 31, 2005

                                               Nine months                                          Liability
                                                  ending          Year ending December 31,        Fair Value at
                                               December 31,   --------------------------------      March 31,
                                                   2005         2006        2007        2008          2005
                                               -----------    --------    --------    --------    -------------
                                                                                                  (in thousands)
Gas Hedge Derivatives (a):
  Average daily notional MMBtu volumes (b):
   Swap contracts (c)........................     278,873       80,000      35,000       5,000     $(292,303)
    Weighted average fixed price per MMBtu...    $   5.22     $   4.50    $   4.63    $   5.38
   Collar contracts..........................         -         17,329         -           -       $  (3,545)
    Weighted average ceiling price
      per MMBtu..............................    $    -       $   9.14    $    -      $    -
    Weighted average floor price
      per MMBtu..............................    $    -       $   6.67    $    -      $    -
  Average forward NYMEX gas prices (d).......    $   7.05     $   7.22    $   6.82    $   6.41

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) Subsequent to March 31, 2005, the Company conveyed to the purchaser of its April VPP the following gas swap contracts which were included in the schedule above: (i) 5,841 MMBtu per day of 2005 gas sales at a weighted average fixed price per MMBtu of $7.14, (ii) 6,158 MMBtu per day of 2006 gas sales at a weighted average fixed price per MMBtu of $6.90 and (iii) 5,805 MMBtu per day of 2007 gas sales at a weighted average fixed price per MMBtu of $6.35.
(d) The average forward NYMEX gas prices are based on May 3, 2005 market quotes.

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

                        PIONEER NATURAL RESOURCES COMPANY



                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other litigation incidental to its business. Except for the specific legal actions described in Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company believes that the probable damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended March 31, 2005:

                                                                        Total Number of Shares
                                                                         (or Units) Purchased
                               Total Number of       Average Price        as Part of Publicly
                               Shares (or Units)     Paid per Share         Announced Plans
      Period                       Purchased           (or Unit)              or Programs
      ------                   -----------------     --------------     ----------------------
January 2005................           75,000          $   38.177                 75,000
February 2005...............        2,214,700          $   39.141              2,214,700
March 2005..................        1,450,400          $   42.979              1,450,400
                                 ------------                                ------------
        Total...............        3,740,100          $   40.610              3,740,100
                                 ============                                ============

     During January 2005, the Company's board of directors approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.

                        PIONEER NATURAL RESOURCES COMPANY

Item 6.     Exhibits

Exhibits

10.1 Production Payment Purchase and Sale Agreement dated as of January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Hugoton gas) (incorporated by reference to exhibit 99.2 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.2 Production Payment Purchase and Sale Agreement dated as of January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Spraberry oil) (incorporated by reference to exhibit 99.3 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
10.3 Second Amendment to 5-Year Revolving Credit Agreement dated as of January 21, 2005 among the Company, as the Borrower; JPMorgan Chase Bank as the Administrative Agent; JPMorgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank
          One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents; J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as the Co-Arrangers and Joint Bookrunners; and certain other lenders (incorporated by reference to exhibit 99.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on January 27, 2005).
10.4 First Amendment to 364-Day Credit Agreement dated as of January 21, 2005 among the Company, as the Borrower; JPMorgan Chase Bank as the Administrative Agent; Bank of America, N.A., Barclays Bank PLC, Wells Fargo Bank, National Association and Wachovia Bank, National Association as the Co-Documentation Agents; J.P. Morgan Securities Inc. as the Lead Arranger and Sole Bookrunner; and certain other lenders (incorporated by reference to exhibit 99.2 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on January 27, 2005).
10.5G Fourth Amendment to the Company's Long-Term Incentive Plan, effective as of November 20, 2003.
10.6G Fifth Amendment to the Company's Long-Term Incentive Plan, effective as of May 12, 2004.
10.7G Sixth Amendment to the Company's Long-Term Incentive Plan, effective as of December 17, 2004.
10.8G Third Amendment to the Company's Employee Stock Purchase Plan, dated August 21, 2000.
10.9G Fourth Amendment to the Company's Employee Stock Purchase Plan, dated February 19, 2003.
10.10G First Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective January 10, 2003.
10.11G Second Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective April 16, 2003.
10.12G Third Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective June 16, 2003.
10.13G Fourth Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective December 24, 2003.
10.14G Fifth Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective September 28, 2004.
10.15G The Company's Executive Deferred Compensation Retirement Plan, Amended and Restated Effective as of August 1, 2002.
10.16 Production Payment Purchase and Sale Agreement dated as of April 19, 2005 among the Company, as the Seller, and Wolfcamp Oil and Gas Trust, as the Buyer (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 21, 2005).
10.17G Form of Omnibus Nonstatutory Stock Option Agreement for Non-employee Directors.
10.18(a) Purchase and Sale Agreement dated as of April 28, 2005 among Pioneer Natural Resources Canada Inc., as the Vendor, and Ketch Resources Ltd., as the Purchaser.
10.19G    Form of Restricted Stock Award Agreement.
10.20G Form of Omnibus Nonstatutory Stock Option Agreement for Option Award Participants (Group 1).
10.21G Offer of Employment Letter dated as of April 8, 2005 among the Company and Mark S. Berg.
31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
---------------
(a) Filed herewith.
(b) Furnished herewith.

G Executive Compensation Plan or Arrangement filed herewith pursuant to Item 14(c).

                        PIONEER NATURAL RESOURCES COMPANY





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:  May 6, 2005                      By:     /s/ Richard P. Dealy
                                             ----------------------------------
                                             Richard P. Dealy
                                             Executive Vice President and Chief
                                             Financial Officer



Date:  May 6, 2005                      By:     /s/ Darin G. Holderness
                                             ----------------------------------
                                             Darin G. Holderness
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY
Exhibit Index

10.1 Production Payment Purchase and Sale Agreement dated as of January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Hugoton gas) (incorporated by reference to exhibit 99.2 to the Company's current report on Form 8-K, File No. 1- 13245, filed with the SEC on February 1, 2005).
10.2 Production Payment Purchase and Sale Agreement dated as of January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Spraberry oil) (incorporated by reference to exhibit 99.3 to the Company's current report on Form 8-K, File No. 1- 13245, filed with the SEC on February 1, 2005).
10.3 Second Amendment to 5-Year Revolving Credit Agreement dated as of January 21, 2005 among the Company, as the Borrower; JPMorgan Chase Bank as the Administrative Agent; JPMorgan Chase Bank and Bank of America, N.A., as the Issuing Banks; Wachovia Bank, National Association as the Syndication Agent; Bank of America, N.A., Bank One, N.A., Fleet National Bank and Wells Fargo Bank, National Association, as the Co-Documentation Agents; J.P. Morgan Securities Inc. and Wachovia Capital Markets, LLC, as the Co-Arrangers and Joint Bookrunners; and certain other lenders (incorporated by reference to exhibit 99.1 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on January 27, 2005).
10.4 First Amendment to 364-Day Credit Agreement dated as of January 21, 2005 among the Company, as the Borrower; JPMorgan Chase Bank as the Administrative Agent; Bank of America, N.A., Barclays Bank PLC, Wells Fargo Bank, National Association and Wachovia Bank, National Association as the Co-Documentation Agents; J.P. Morgan Securities Inc. as the Lead Arranger and Sole Bookrunner; and certain other lenders (incorporated by reference to exhibit 99.2 to the Company's current report on Form 8-K, File No. 1-13245, filed with the SEC on January 27, 2005).
10.5G Fourth Amendment to the Company's Long-Term Incentive Plan, effective as of November 20, 2003.
10.6G Fifth Amendment to the Company's Long-Term Incentive Plan, effective as of May 12, 2004.
10.7G Sixth Amendment to the Company's Long-Term Incentive Plan, effective as of December 17, 2004.
10.8G Third Amendment to the Company's Employee Stock Purchase Plan, dated August 21, 2000.
10.9G Fourth Amendment to the Company's Employee Stock Purchase Plan, dated February 19, 2003.
10.10G First Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective January 10, 2003.
10.11G Second Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective April 16, 2003.
10.12G Third Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective June 16, 2003.
10.13G Fourth Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective December 24, 2003.
10.14G Fifth Amendment to the Company's Pioneer Natural Resources USA, Inc. 40l(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective September 28, 2004.
10.15G The Company's Executive Deferred Compensation Retirement Plan, Amended and Restated Effective as of August 1, 2002.
10.16 Production Payment Purchase and Sale Agreement dated as of April 19, 2005 among the Company, as the Seller, and Wolfcamp Oil and Gas Trust, as the Buyer (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 21, 2005).
10.17G Form of Omnibus Nonstatutory Stock Option Agreement for Non-employee Directors.
10.18(a) Purchase and Sale Agreement dated as of April 28, 2005 among Pioneer Natural Resources Canada Inc., as the Vendor, and Ketch Resources Ltd., as the Purchaser.
10.19G    Form of Restricted Stock Award Agreement.
10.20G Form of Omnibus Nonstatutory Stock Option Agreement for Option Award Participants (Group 1).
10.21G Offer of Employment Letter dated as of April 8, 2005 among the Company and Mark S. Berg.
31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
---------------
(a) filed herewith.
(b) furnished herewith.

G Executive Compensation Plan or Arrangement filed herewith pursuant to Item 14(c).
                                       44