Form 10-Q
period 2005-06-30
PIONEER NATURAL RESOURCES CO
filed 2005-08-05
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

                                Yes / x / No / /


Number of shares of Common Stock outstanding as of August 2, 2005... 141,917,573

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----

Definitions of Certain Terms and Conventions Used Herein..............     3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 2005 and
                  December 31, 2004...................................     4

               Consolidated Statements of Operations for the three
                  and six months ended June 30, 2005 and 2004.........     6

               Consolidated Statement of Stockholders' Equity for
                  the six months ended June 30, 2005..................     7

               Consolidated Statements of Cash Flows for the three
                  and six months ended June 30, 2005 and 2004.........     8

               Consolidated Statements of Comprehensive Income
                  for the three and six months ended June 30, 2005
                  and 2004............................................     9

               Notes to Consolidated Financial Statements.............    10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    30

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk............................................    42

Item 4.        Controls and Procedures................................    44

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings......................................    45

Item 2.        Unregistered Sales of Equity Securities and Use
               of Proceeds............................................    45

Item 4.        Submission of Matters to a Vote of Security Holders....    45

Item 6.        Exhibits...............................................    46

Signatures     .......................................................    47

Exhibit Index  .......................................................    48

Cautionary Statement Concerning Forward-Looking Statements

     The information included in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company") are subject to a number of risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, government regulation or action, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, availability of drilling equipment, the Company's ability to replace reserves, implement its business plans, or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks, acts of war or terrorism. These and other risks are described in the Company's 2004 Annual Report on Form 10-K and other filings with the SEC.

            Definitions of Certain Terms and Conventions Used Herein


     Within this Report, the following terms and conventions have specific meanings:

o    "Bbl" means a standard barrel containing 42 United States gallons.
o    "Bcf" means billion cubic feet.
o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
o    "BOEPD" means BOE per day.
o "Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
o    "LIBOR"  means London  Interbank  Offered  Rate,  which is a market rate of interest.
o    "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
o    "MMBbl" means one million Bbls.
o    "MMBOE" means one million BOEs.
o    "MMBtu" means one million Btus.
o    "NGL" means natural gas liquid.
o    "NYMEX" means the New York Mercantile Exchange.
o "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
         (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
     (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
         (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
         (iii) Estimates  of proved  reserves do not include  the following: (A)
     oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
o   "SEC" means the United States Securities and Exchange Commission.
o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
o    Unless  otherwise  indicated,  all currency  amounts are  expressed in U.S.
     dollars.

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements


                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            June 30,     December 31,
                                                                              2005           2004
                                                                          -----------    -----------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.............................................  $    58,451    $     7,257
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $7,394 and
       $7,348 as of June 30, 2005 and December 31, 2004, respectively...      262,189        207,696
     Due from affiliates................................................        3,002          2,583
  Inventories...........................................................       56,282         40,332
  Prepaid expenses......................................................        5,015         10,822
  Deferred income taxes.................................................      151,316        115,206
  Other current assets:
     Derivatives........................................................          105            209
     Other, net of allowance for doubtful accounts of $4,486 as of
       June 30, 2005 and December 31, 2004..............................        8,516          9,320
                                                                           ----------     ----------
          Total current assets..........................................      544,876        393,425
                                                                           ----------     ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties..................................................    7,829,121      7,654,181
     Unproved properties................................................      488,059        470,435
  Accumulated depletion, depreciation and amortization..................   (2,399,542)    (2,243,549)
                                                                           ----------     ----------
          Total property, plant and equipment...........................    5,917,638      5,881,067
                                                                           ----------     ----------
Deferred income taxes...................................................          -            2,963
Goodwill................................................................      307,068        315,880
Other property and equipment, net.......................................       85,212         78,696
Other assets:
  Derivatives...........................................................        2,032            -
  Other, net of allowance for doubtful accounts of $92 as of
     June 30, 2005 and December 31, 2004................................       57,751         56,436
                                                                           ----------     ----------
                                                                          $ 6,914,577    $ 6,728,467
                                                                           ==========     ==========


   The financial information included as of June 30, 2005 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                                       June 30,     December 31,
                                                                         2005           2004
                                                                      ----------    ----------
                                                                      (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade..........................................................  $  266,877    $  205,153
     Due to affiliates..............................................       6,607        10,898
  Interest payable..................................................      42,682        45,735
  Income taxes payable..............................................      25,439        13,520
  Other current liabilities:
     Derivatives....................................................     345,940       224,612
     Deferred revenue...............................................     139,544           -
     Other..........................................................      57,992        44,541
                                                                       ---------     ---------
          Total current liabilities.................................     885,081       544,459
                                                                       ---------     ---------

Long-term debt......................................................   1,394,739     2,385,950
Derivatives.........................................................     412,662       182,803
Deferred income taxes...............................................     653,593       607,415
Deferred revenue....................................................     759,070           -
Other liabilities and minority interests............................     163,799       176,060
Stockholders' equity:
  Common stock, $.01 par value: 500,000,000 shares authorized;
     146,840,189 and 145,644,828 shares issued as of
     June 30, 2005 and December 31, 2004, respectively..............       1,468         1,456
  Additional paid-in capital........................................   3,762,773     3,705,286
  Treasury stock, at cost: 4,943,056 and 813,166 shares as of
     June 30, 2005 and December 31, 2004, respectively..............    (200,327)      (27,793)
  Deferred compensation.............................................     (56,776)      (22,558)
  Accumulated deficit...............................................    (417,294)     (634,146)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax..........................    (490,237)     (241,350)
     Cumulative translation adjustment..............................      46,026        50,885
                                                                       ---------     ---------
          Total stockholders' equity................................   2,645,633     2,831,780
Commitments and contingencies
                                                                       ---------     ---------
                                                                      $6,914,577    $6,728,467
                                                                       =========     =========


   The financial information included as of June 30, 2005 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended       Six months ended
                                                              June 30,                 June 30,
                                                       ---------------------   -----------------------
                                                         2005        2004         2005         2004
                                                       ---------   ---------   ----------   ----------
Revenues and other income:
  Oil and gas.......................................   $ 544,600   $ 424,757   $1,054,642   $ 850,427
  Interest and other................................      47,896       1,610       76,229       3,345
  Gain (loss) on disposition of assets, net.........         148        (232)       2,369        (245)
                                                        --------    --------    ---------    --------
                                                         592,644     426,135    1,133,240     853,527
                                                        --------    --------    ---------    --------
Costs and expenses:
  Oil and gas production............................     107,996      81,177      219,494     155,878
  Depletion, depreciation and amortization..........     147,161     140,528      300,758     274,717
  Impairment of long-lived assets...................         471         -            623         -
  Exploration and abandonments......................      52,384      39,605      119,473     119,351
  General and administrative........................      29,217      17,140       58,802      35,415
  Accretion of discount on asset retirement
     obligations....................................       2,102       2,016        4,242       3,982
  Interest..........................................      30,212      21,402       63,463      42,978
  Other.............................................      17,582       8,300       29,302       8,496
                                                        --------    --------    ---------    --------
                                                         387,125     310,168      796,157     640,817
                                                        --------    --------    ---------    --------
Income from continuing operations before
  income taxes......................................     205,519     115,967      337,083     212,710
Income tax provision................................    (101,983)    (51,759)    (153,846)    (91,536)
                                                        --------    --------    ---------    --------
Income from continuing operations...................     103,536      64,208      183,237     121,174
Income from discontinued operations, net of tax.....      82,023       5,494       86,979       8,716
                                                        --------    --------    ---------    --------
Net income..........................................   $ 185,559   $  69,702   $  270,216   $ 129,890
                                                        ========    ========    =========    ========
Basic earnings per share:
  Income from continuing operations.................   $     .74   $     .54   $     1.29   $    1.02
  Income from discontinued operations, net of tax...         .58         .05          .61         .07
                                                        --------    --------    ---------    --------
  Net income........................................   $    1.32   $     .59   $     1.90   $    1.09
                                                        ========    ========    =========    ========
Diluted earnings per share:
  Income from continuing operations.................   $     .72   $     .53   $     1.26   $    1.01
  Income from discontinued operations, net of tax...         .56         .05          .60         .07
                                                        --------    --------    ---------    --------
  Net income........................................   $    1.28   $     .58   $     1.86   $    1.08
                                                        ========    ========    =========    ========
Weighted average shares outstanding:
  Basic.............................................     140,812     118,855      141,849     118,787
                                                        ========    ========    =========    ========
  Diluted...........................................     145,246     120,402      146,286     120,333
                                                        ========    ========    =========    ========
Dividends declared per share........................   $     -     $     -     $      .10   $     .10
                                                        ========    ========    =========    ========



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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------
Balance as of January 1, 2005.....  $1,456  $3,705,286  $ (27,793)  $(22,558)   $ (634,146)   $(241,350)    $ 50,885    $2,831,780

  Dividends declared ($.10 per
   common share)..................      -           -          -          -        (14,332)          -            -        (14,332)
  Exercise of long-term incentive
   plan stock options.............      -           -      66,466         -        (39,032)          -            -         27,434
  Purchase of treasury stock......      -           -    (239,000)        -             -            -            -       (239,000)
  Tax benefits related to
   stock-based compensation.......      -        9,780         -          -             -            -            -          9,780
  Deferred compensation:
   Compensation deferred.........      12       50,389         -     (50,401)           -            -            -             -
    Deferred compensation included
     in net income................      -           -          -      13,170            -            -            -         13,170
    Forfeitures of deferred
     compensation.................      -       (2,682)        -       3,013            -            -            -            331
  Net income......................      -           -          -          -        270,216           -            -        270,216
  Other comprehensive income (loss):
    Net deferred hedge losses,
     net of tax:
      Net deferred hedge losses...      -           -          -          -             -      (541,285)         -        (541,285)
      Net hedge losses included
       in net income..............      -           -          -          -             -       131,024          -         131,024
      Tax benefits related to
       net hedge losses...........      -           -          -          -             -       161,374          -         161,374
    Translation adjustment........      -           -          -          -             -            -        (4,859)       (4,859)
                                     -----   ---------   --------    -------     ---------     --------      -------     ---------
Balance as of June 30, 2005.......  $1,468  $3,762,773  $(200,327)  $(56,776)   $ (417,294)   $(490,237)    $ 46,026    $2,645,633
                                     =====   =========   ========    =======     =========     ========      =======     =========



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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                            Three months ended          Six months ended
                                                                 June 30,                   June 30,
                                                         -----------------------   -------------------------
                                                            2005         2004          2005          2004
                                                         ----------   ----------   -----------   -----------
Cash flows from operating activities:
  Net income..........................................   $  185,559   $   69,702   $   270,216   $  129,890
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depletion, depreciation and amortization..........      147,161      140,528       300,758      274,717
    Impairment of long-lived assets...................          471          -             623          -
    Exploration expenses, including dry holes.........       44,007       33,380       102,156      111,440
    Deferred income taxes.............................       86,434       47,144       129,406       79,864
    Loss (gain) loss on disposition of assets, net....         (148)         232        (2,369)         245
    Accretion of discount on asset retirement
      obligations.....................................        2,102        2,016         4,242        3,982
    Discontinued operations...........................      (79,646)       2,300       (76,796)       5,370
    Interest expense..................................        1,676       (4,993)        2,372      (11,363)
    Commodity hedge related activity..................       (7,666)     (11,242)      (10,727)     (22,533)
    Amortization of stock-based compensation..........        8,018        2,887        13,170        4,866
    Amortization of deferred revenue..................      (20,449)         -         (32,074)         -
    Other noncash items...............................       12,086        6,463        16,764        5,704
  Changes in operating assets and liabilities,
   net of effects from acquisition:
    Accounts receivable, net..........................      (42,269)     (24,803)      (54,302)     (58,540)
    Inventories.......................................      (11,388)      (4,161)      (12,703)      (4,180)
    Prepaid expenses..................................        3,359        3,930         5,808        4,847
    Other current assets, net.........................         (331)         -            (529)         757
    Accounts payable..................................       (8,029)       1,248         9,564       (4,754)
    Interest payable..................................       11,895         (607)       (4,364)          86
    Income taxes payable..............................        9,144        1,397        11,919        4,455
    Other current liabilities.........................       (9,425)        (717)       (5,689)      (6,519)
                                                          ---------    ---------    ----------    ---------
      Net cash provided by operating activities.......      332,561      264,704       667,445      518,334
                                                          ---------    ---------    ----------    ---------
Cash flows from investing activities:
  Payments for acquisition, net of cash acquired......          -            -            (965)         -
  Proceeds from disposition of assets.................      520,502          255     1,120,598          540
  Additions to oil and gas properties.................     (268,387)    (183,605)     (494,557)    (350,831)
  Other property additions, net.......................       (8,660)      (8,883)      (19,722)     (14,243)
                                                          ---------    ---------    ----------    ---------
      Net cash provided by (used in) investing
        activities....................................      243,455     (192,233)      605,354     (364,534)
                                                          ---------    ---------    ----------    ---------
Cash flows from financing activities:
  Borrowings under long-term debt.....................      220,699      100,394       376,412      156,477
  Principal payments on long-term debt................     (664,969)    (146,394)   (1,373,682)    (292,477)
  Payment of other liabilities........................       (5,673)      (3,764)      (13,975)      (8,119)
  Exercise of long-term incentive plan stock options..        2,448        5,513        27,434       14,008
  Purchase of treasury stock..........................      (74,338)      (9,720)     (226,224)     (15,286)
  Payment of financing fees...........................          -           (132)          -           (132)
  Dividends paid......................................      (14,332)     (12,005)      (14,332)     (12,005)
                                                          ---------    ---------    ----------    ---------
      Net cash used in financing activities...........     (536,165)     (66,108)   (1,224,367)    (157,534)
                                                          ---------    ---------    ----------    ---------
Net increase (decrease) in cash and cash equivalents..       39,851        6,363        48,432       (3,734)
Effect of exchange rate changes on cash and
  cash equivalents....................................        2,561         (173)        2,762         (353)
Cash and cash equivalents, beginning of period........       16,039        9,022         7,257       19,299
                                                          ---------    ---------    ----------    ---------
Cash and cash equivalents, end of period..............   $   58,451   $   15,212   $    58,451   $   15,212
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)



                                                          Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                       -----------------------   -----------------------
                                                          2005         2004         2005         2004
                                                       ----------   ----------   ----------   ----------

Net income..........................................   $  185,559   $   69,702   $  270,216   $  129,890
                                                        ---------    ---------    ---------    ---------
Other comprehensive income (loss):
  Net deferred hedge losses, net of tax:
     Net deferred hedge losses......................      (16,689)    (120,204)    (541,285)    (237,596)
     Net hedge losses included in net income........       78,702       56,129      131,024       86,885
     Tax benefits (provisions) related to net
       hedge losses.................................      (30,126)      24,692      161,374       56,579
  Translation adjustment............................       (3,236)      (3,579)      (4,859)      (5,820)
                                                         --------    ---------    ---------    ---------
       Other comprehensive income (loss)............       28,651      (42,962)    (253,746)     (99,952)
                                                         --------    ---------    ---------    ---------
Comprehensive income................................   $  214,210   $   26,740   $   16,470   $   29,938
                                                        =========    =========    =========    =========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, Nigeria, Sao Tome and Principe, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     On September 28, 2004, the Company completed a merger with Evergreen Resources, Inc. ("Evergreen") that added to the Company's United States and Canadian asset base and expanded its portfolio of development and exploration opportunities in North America. Evergreen's operations were primarily focused on developing and expanding its coal bed methane production from the Raton Basin in southern Colorado.

     In  accordance  with the  provisions  of Statement of Financial  Accounting
Standards ("SFAS") No. 141, "Business Combinations", the merger has been accounted for as a purchase of Evergreen by Pioneer. As a result, the historical financial statements for the Company are those of Pioneer prior to September 28, 2004. The accompanying Consolidated Statements of Operations and Cash Flows for the three and six months ended June 30, 2005 include the financial results of the net assets acquired in the Evergreen merger. See Note C for additional information regarding the Evergreen merger.

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

     Discontinued operations. During May 2005, the Company sold its interest in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has reflected the results of operations of the disposed properties as discontinued operations, rather than as a component of continuing operations. See Note O for additional information regarding discontinued operations.

     Inventories. Inventories were comprised of $53.7 million and $37.9 million of materials and supplies and $2.6 million and $2.4 million of commodities as of June 30, 2005 and December 31, 2004, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first- out basis. As of June 30, 2005 and December 31, 2004, the Company's materials and supplies inventory was net of $.4 million of valuation reserve allowances.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Goodwill. As is described in Note C, the Company recorded $322.1 million of goodwill associated with the Evergreen merger. The goodwill was recorded to the Company's United States reporting unit and is subject to change during the three-month period ending September 30, 2005 if the settlement values of monetary assets acquired and liabilities assumed in the merger differ from their estimated values as of the merger date. In accordance with Emerging Issues Task Force Abstract Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44", the Company has reduced goodwill by $15.0 million since September 28, 2004, including $43 thousand and $6.1 million during the three and six months ended June 30, 2005, respectively, for tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Evergreen merger. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company did not grant any stock options under the Long-Term Incentive Plan during the six months ended June 30, 2005. Stock- based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the three and six months ended June 30, 2005 and 2004, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based compensation during the three and six months ended June 30, 2005 and 2004:

                                                           Three months ended      Six months ended
                                                                June 30,                June 30,
                                                         ---------------------   ---------------------
                                                            2005        2004        2005        2004
                                                         ---------   ---------   ---------   ---------
                                                           (in thousands, except per share amounts)
     Net income, as reported..........................   $ 185,559   $  69,702   $ 270,216   $ 129,890
     Plus: Stock-based compensation expense
       included in net income for all awards,
       net of tax (a).................................       5,092       1,833       8,363       3,090
     Deduct: Stock-based compensation expense
       determined under fair value based method
       for all awards, net of tax (a).................      (5,841)     (3,421)    (10,083)     (6,536)
                                                          --------    --------    --------    --------
     Pro forma net income.............................   $ 184,810   $  68,114   $ 268,496   $ 126,444
                                                          ========    ========    ========    ========
     Net income per share:
       Basic - as reported............................   $    1.32   $     .59   $    1.90   $    1.09
                                                          ========    ========    ========    ========
       Basic - pro forma..............................   $    1.31   $     .57   $    1.89   $    1.06
                                                          ========    ========    ========    ========
       Diluted - as reported..........................   $    1.28   $     .58   $    1.86   $    1.08
                                                          ========    ========    ========    ========
       Diluted - pro forma............................   $    1.28   $     .57   $    1.85   $    1.05
                                                          ========    ========    ========    ========

-----------
(a) For the three and six months ended June 30, 2005, stock-based compensation expense included in net income is net of tax benefits of $2.9 million and $4.8 million, respectively, as compared to $1.1 million and $1.8 million for the same respective periods in 2004. Similarly, stock-based compensation expense determined under the fair value based method for the three and six months ended June 30, 2005 is net of tax benefits of $3.4 million and $5.8 million, respectively, as compared to $2.0 million and $3.8 million for the same respective periods in 2004. See Note E for additional information regarding the Company's income taxes.

     New   accounting   pronouncements.   The  following   discussions   provide
information  about new  accounting  pronouncements  that have been issued by the
FASB:

     SFAS 123(R). In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) also supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized as stock-based compensation expense in the Company's Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation expense is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expense associated with employee stock option grants. The Company has not issued stock options to employees since the year ended December 31, 2003. Consequently, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's future results of operations or financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma net income and net income per share disclosures above. The adoption of SFAS 123(R) will have no effect on future results of operations related to the Company's unvested outstanding restricted stock awards. The Company estimates that the adoption of SFAS 123(R), based on estimated outstanding unvested stock options, will result in compensation charges to general and administrative expenses of approximately $1.1 million during 2006.

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

     SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company's future cash flows from operating activities and increase future cash flows from financing activities, to the extent of associated tax benefits that may be realized in the future.

     FIN 47. In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying the interpretation will be recognized as a change in accounting principle. The Company is in the process of evaluating the expected effect of FIN 47 on its Consolidated Financial Statements.

     FSP FAS 19-1. In April 2005, the FASB issued Staff Position No. FAS 19-1, "Accounting for Suspended Well Costs ("FSP FAS 19-1"). FSP FAS 19-1 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), to allow continued capitalization of exploratory well costs beyond one year from the completion of drilling under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the financial statements for annual and interim periods when there has been a significant change from the previous disclosure. The guidance in FSP FAS 19-1 is effective for the first reporting period beginning after April 4, 2005. Accordingly, the Company adopted the new requirements on April 1, 2005 and has included the required disclosures in Note D. The adoption of FSP FAS 19-1 did not impact the Company's consolidated financial position or results of operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



NOTE C.     Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen, with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer. The merger with
Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $851.1 million of cash paid, net of $12.1 million of acquired cash, to the Evergreen shareholders at closing. The cash consideration paid in the merger was financed through borrowings on the Company's $900 million 364-day senior unsecured revolving credit facility (the "364-Day Credit Agreement"). See Note F for additional information on the 364- Day Credit Agreement.

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

     The Company recorded $322.1 million of goodwill associated with the Evergreen merger, which represents the excess of the purchase consideration over the net fair value of the identifiable net assets acquired.

     The following unaudited pro forma combined condensed financial data for the three and six months ended June 30, 2004 was derived from the historical financial statements of Pioneer and Evergreen giving effect to the Evergreen merger as if it had occurred on January 1, 2004. The unaudited pro forma combined condensed financial data have been included for comparative purposes only and are not necessarily indicative of the results that might have occurred had the merger taken place on January 1, 2004 and are not intended to be a projection of future results.

                                                           Three months ended    Six months ended
                                                              June 30, 2004        June 30, 2004
                                                           ------------------    ----------------
                                                          (in thousands, except per share amounts)
Revenues                                                       $ 491,054            $ 980,623
                                                                ========             ========

Income from continuing operations........................      $  73,178            $ 136,953
Income from discontinued operations,  net of tax.........          5,494                8,716
                                                                --------             --------
Net income...............................................      $  78,672            $ 145,669
                                                                ========             ========
Basic earnings per share:
   Income from continuing operations.....................      $     .51            $     .95
   Income from discontinued operations, net of tax.......            .04                  .06
                                                                --------             --------
   Net income............................................      $     .55            $    1.01
                                                                ========             ========
Diluted earnings per share:
   Income from continuing operations.....................      $     .49            $     .92
   Income from discontinued operations, net of tax.......            .04                  .06
                                                                --------             --------
   Net income............................................      $     .53            $     .98
                                                                ========             ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE D.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. If the exploratory well is determined to be impaired, the well costs are charged to expense.

     The following table reflects the Company's capitalized exploratory well activity during the three and six months ended June 30, 2005 and the years ended December 31, 2004 and 2003:

                                                                                           Year ended
                                                   Three months      Six months           December 31,
                                                       ended            ended        ----------------------
                                                   June 30, 2005    June 30, 2005      2004          2003
                                                   -------------    -------------    ---------    ---------
                                                                         (in thousands)
  Beginning capitalized exploratory well costs ....  $ 136,002        $ 126,472      $ 108,986    $  71,500
  Additions to exploratory well costs pending the
    determination of proved reserves...............     33,521           98,023        156,937      216,352
  Reclassifications due to determination of
    proved reserves................................    (16,753)         (44,899)       (56,639)    (117,966)
  Exploratory well costs charged to expense........    (18,183)         (45,009)       (82,812)     (60,900)
                                                      --------         --------       --------     --------
  Ending capitalized exploratory well costs .......  $ 134,587        $ 134,587      $ 126,472    $ 108,986
                                                      ========         ========       ========     ========

     The following table provides an aging as of June 30, 2005 and December 31, 2004 and 2003 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                                      December 31,
                                                                    June 30,     -----------------------
                                                                      2005         2004           2003
                                                                    ---------    ---------     ---------
                                                                     (in thousands, except well counts)
  Capitalized exploratory well costs that have been
     capitalized for a period of one year or less..............     $  40,879    $  35,046     $  75,120
  Capitalized exploratory well costs that have been
     capitalized for a period greater than one year............        93,708       91,426        33,866
                                                                     --------     --------      --------
                                                                    $ 134,587    $ 126,472     $ 108,986
                                                                     ========     ========      ========
  Number of wells with exploratory well costs that
     have been capitalized for a period greater than one year..             8           10             3
                                                                     ========     ========      ========

     The following table provides the capitalized exploratory well costs of significant discrete exploration projects that have been suspended for more than one year as of June 30, 2005 and December 31, 2004 and 2003:

                                                                                      December 31,
                                                                    June 30,     -----------------------
                                                                      2005         2004           2003
                                                                    --------     ---------     ---------
                                                                              (in thousands)
  United States:
    Ozona Deep.................................................     $  19,422     $  19,462    $ 19,003
    Oooguruk...................................................        49,199        47,083         -

  Canada - Other...............................................           -           1,214         -
  South Africa - Gas Project...................................        15,278        14,895      14,863
  Tunisia - Anaguid............................................         9,809         8,772         -
                                                                     --------      --------     -------
      Total....................................................     $  93,708     $  91,426    $ 33,866
                                                                     ========      ========     =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Ozona Deep. The Company's Ozona Deep exploration well was drilled during 2002 and found quantities of oil believed to be commercial; however, given its location in the Gulf of Mexico, it is necessary to have a signed production handling agreement ("PHA") with infrastructure in the area to insure the economics associated with the discovery prior to doing further appraisal drilling. Pioneer and the operator of Ozona Deep have been diligently engaging potential counterparties to enter into a PHA to bring future production from the discovery to their platform. The Company anticipates entering into a PHA in 2005 and drilling an appraisal well during 2006.

     Oooguruk. During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential cost benefits of a larger scale project. The farm-in was completed during 2004. Along with completing the farm-in agreement, Pioneer obtained access to exploration well and seismic data to improve the Company's understanding of the potential of the discoveries without having to drill additional wells. In late 2004, the Company completed an extensive technical and economic evaluation of the resource potential within this area and authorized a front-end engineering design study ("FEED study") for the area which is expected to be completed by the end of 2005. If the FEED study and commercial arrangements confirm favorable development economics, the Company plans to begin development operations during 2006, subject to regulatory approvals, with first oil sales targeted in 2008. Simultaneously, the Company is working to secure throughput agreements to process the associated potential oil production at a nearby facility should the project be sanctioned.

     South Africa - Gas Project. During 2001, the Company drilled two South African discovery wells that found quantities of condensate and gas believed to be commercial. During 2004, 2003 and 2002, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with a gas-to-liquids plant in the area to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005 and based on that study, the plant operator has initiated purchase orders for long-lead time infrastructure components. Currently, negotiations are underway to secure a gas sales contract and related production agreements and it is the Company's expectation that the project will be sanctioned in 2005.

     Tunisia - Anaguid. During 2003, the Company drilled two exploration wells on its Anaguid Block in Tunisia which found quantities of condensate and gas believed to be commercial. During 2004, the wells were scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. In 2005, the project operator, along with the Company, has approved an extended production test of one of the existing wells in 2005 and has commenced drilling an appraisal well.

NOTE E.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States, state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of June 30, 2005, the Company's valuation allowance was $97.7 million and was primarily related to foreign tax jurisdictions.

     In October 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA includes a dividend deduction of 85 percent of qualified foreign earnings that are repatriated, as defined in AJCA. During June 2005, the Company determined that it was advantageous to apply the provisions of the AJCA to qualified foreign earnings that could be repatriated. The Company formalized a repatriation plan in June 2005 and repatriated $313 million from Canada, South

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


Africa and Tunisia. Based on the current understanding of the provisions of the AJCA and projections of future foreign earnings, the Company estimates that approximately $168.8 million of the repatriated funds will qualify for the dividend exclusion. The Company is obligated by the provisions of the AJCA to invest the qualified excluded dividends in the United States within a reasonable period of time. The Company estimated the cash tax liability associated with the qualifying dividends to be approximately $9.2 million for 2005. During the three and six months ended June 30, 2005, the Company recognized income tax expense of $3.2 million related to continuing operations and $2.9 million related to discontinued operations associated with qualifying dividends. The Company may repatriate additional earnings during 2005, if available, under the AJCA depending upon (a) the Company's financial results and activities for the remainder of 2005 and (b) further clarifications of certain elements of the AJCA.

     The Company's income tax provision attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2005 and 2004:

                                           Three months ended         Six months ended
                                                June 30,                   June 30,
                                         ----------------------    ----------------------
                                            2005        2004          2005         2004
                                         ---------    ---------    ---------    ---------
                                                         (in thousands)
     Current:
       U.S. federal...................   $   4,657    $   1,500    $   4,657    $   2,500
       U.S. state and local...........         131          301          131          301
       Foreign........................      10,761        2,814       19,652        8,871
                                          --------     --------     --------     --------
                                            15,549        4,615       24,440       11,672
                                          --------     --------     --------     --------
     Deferred:
       U.S. federal...................      82,287       45,998      123,819       80,078
       U.S. state and local...........       3,548        1,663        4,695        3,092
       Foreign........................         599         (517)         892       (3,306)
                                          --------     --------     --------     --------
                                            86,434       47,144      129,406       79,864
                                          --------     --------     --------     --------
                                         $ 101,983    $  51,759    $ 153,846    $  91,536
                                          ========     ========     ========     ========

     Included in the Company's income tax provision for the three and six months ended June 30, 2005 is the reversal of a $27.3 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. Reversal of the tax benefit is the result of signing an agreement in June 2005 to sell its shares in the subsidiary that owns the interest in the Olowi block to an unaffiliated buyer, which makes it more likely than not that the Company will not realize the originally recorded tax benefit.

NOTE F.     Long-term Debt

     Lines of credit. During January 2005, the Company entered into a second amendment (the "Second Amendment") to the Company's $700 million 5-Year
Revolving Credit Agreement (the "Revolving Credit Agreement") and a first amendment (the "First Amendment") to the 364-Day Credit Agreement. The Second Amendment and the First Amendment amended certain sections of the Revolving Credit Agreement and the 364-Day Credit Agreement, respectively, to (i) provide for the Company's ability to enter into volumetric production payment ("VPP") agreements and (ii) clarify certain definitional matters. See Note M for additional discussion regarding the Company's VPP agreements.

     During 2005, the Company reduced the loan commitments under the 364-Day Credit Agreement by $500 million leaving a remaining commitment of $400 million.

     As of June 30, 2005, the Company had no outstanding borrowings under its lines of credit and it was in compliance with all of its debt covenants.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Senior notes. During April 2005, $131.0 million of the Company's 8-7/8% senior notes due 2005 (the "8-7/8% Notes") matured. The Company utilized unused borrowing capacity under its 364-Day Credit Agreement to repay the 8-7/8% Notes.

     During April 2005, the Company redeemed $32.4 million principal amount of its outstanding 9-5/8% senior notes due 2010 (the "9-5/8" Notes"). The Company recognized a pretax loss on the redemption of the 9-5/8% Notes of $7.3 million which is included in other expense for the three and six month periods ended June 30, 2005.

NOTE G.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing costs of capital. During the six months ended June 30, 2004, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its senior notes. The terms of the interest rate swap contracts were for notional amounts that matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic LIBOR plus a weighted average annual margin. During the three and six months ended June 30, 2004, settlements of open fair value hedges reduced the Company's interest expense by $1.8 million and $2.0 million, respectively. As of June 30, 2005 and December 31, 2004, the Company was not a party to any open fair value hedges.

     As of June 30, 2005, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $5.9 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as increases or decreases to interest expense over the original terms of the terminated agreements. The amortization of deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $1.1 million and $3.3 million during the three and six months ended June 30, 2005, respectively, as compared to $6.1 million and $13.4 million during the same respective periods in 2004.

     The following table sets forth, as of June 30, 2005, the scheduled amortization of net deferred hedge gains (losses) on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases in the case of losses, and decreases in the case of gains, to the Company's future interest expense:

                                         Six months
                                           ending               Year ending December 31,
                                         December 31,  -----------------------------------------
                                            2005         2006       2007       2008       2009     Thereafter
                                         -----------   --------   --------   --------   --------   ---------
                                                                    (in thousands)
  Net deferred hedge gains (losses).....   $  1,006    $    342   $ (1,962)  $ (1,333)  $ (1,541)   $ (5,700)
                                            =======     =======    =======    =======    =======     =======

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Oil prices. All material physical sales contracts governing the Company's United States oil production have been tied directly or indirectly to NYMEX prices. As of June 30, 2005, all of the Company's commodity hedges are designated as hedges of United States forecasted sales. The following table sets forth the volumes hedged in Bbls underlying the Company's outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of June 30, 2005:

                                               First          Second         Third          Fourth         Outstanding
                                              Quarter         Quarter        Quarter        Quarter          Average
                                           -------------   -------------  -------------  --------------  --------------
Average daily oil production hedged:
   2005 - Swap Contracts
     Volume (Bbl)........................                                        27,000          27,000         27,000
     Price per Bbl.......................                                 $       27.97  $        27.97  $       27.97

   2006 - Swap Contracts
     Volume (Bbl)........................         10,000          10,000         10,000          10,000         10,000
     Price per Bbl.......................  $       31.69   $       31.69  $       31.69  $        31.69  $       31.69

   2006 - Collar Contracts
     Volume (Bbl)........................          3,500           3,500          3,500           3,500          3,500
     Price per Bbl.......................  $35.00-$41.95   $35.00-$41.95  $35.00-$41.95  $ 35.00-$41.95  $35.00-$41.95

   2007 - Swap Contracts
     Volume (Bbl)........................         13,000          13,000         13,000          13,000         13,000
     Price per Bbl.......................  $       30.89   $       30.89  $       30.89  $        30.89  $       30.89

   2008 - Swap Contracts
     Volume (Bbl)........................         17,000          17,000         17,000          17,000         17,000
     Price per Bbl.......................  $       29.21   $       29.21  $       29.21  $        29.21  $       29.21

       The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three and six months ended June 30, 2005 and 2004:

                                                      Three months ended      Six months ended
                                                            June 30,              June 30,
                                                      -------------------   -------------------
                                                        2005       2004       2005       2004
                                                      --------   --------   --------   --------
    Average price reported per Bbl.................   $  35.52   $  27.92   $  34.33   $  28.12
    Average price realized per Bbl.................   $  48.45   $  33.93   $  45.76   $  33.00
    Reduction to oil revenue (in millions).........   $  (52.8)  $  (24.5)  $  (97.1)  $  (41.0)

     Natural gas liquids prices. During the three and six months ended June 30, 2005 and 2004, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at June 30, 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus underlying the Company's outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of June 30, 2005:

                                                 First        Second        Third         Fourth     Outstanding
                                                Quarter       Quarter       Quarter       Quarter      Average
                                              -----------   -----------   -----------  -----------   ------------
Average daily gas production hedged:
   2005 - Swap Contracts
     Volume (MMBtu)........................                                   283,422      253,535       268,478
     Index price per MMBtu.................                               $      5.18  $      5.17   $      5.17

   2006 - Swap Contracts
     Volume (MMBtu)........................        73,710        73,790        73,880       73,984        73,842
     Index price per MMBtu.................   $      4.30   $      4.30   $      4.31  $      4.31   $      4.30

   2006 - Collar Contracts
     Volume (MMBtu)........................        55,000         5,000         5,000        5,000        17,329
     Index price per MMBtu.................   $7.07-$9.70   $5.25-$7.15   $5.25-$7.15  $5.25-$7.15   $6.67-$9.14

   2007 - Swap Contracts
     Volume (MMBtu)........................        29,071        29,146        29,231       29,329        29,195
     Index price per MMBtu.................   $      4.27   $      4.28   $      4.29  $      4.29   $      4.28

   2008 - Swap Contracts
     Volume (MMBtu)........................         5,000         5,000         5,000        5,000         5,000
     Index price per MMBtu.................   $      5.38   $      5.38   $      5.38  $      5.38   $      5.38

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three and six months ended June 30, 2005 and 2004:

                                                      Three months ended      Six months ended
                                                            June 30,              June 30,
                                                      -------------------   -------------------
                                                        2005       2004       2005       2004
                                                      --------   --------   --------   --------
       Average price reported per Mcf..............   $   5.35   $   4.28   $   5.18   $   4.31
       Average price realized per Mcf..............   $   5.74   $   4.79   $   5.44   $   4.69
       Reduction to gas revenue (in millions)......   $  (25.9)  $  (31.6)  $  (33.9)  $  (45.9)

     Hedge ineffectiveness. During the three and six months ended June 30, 2005, the Company recognized hedge ineffectiveness charges to other expense of $4.7 million and $11.5 million, respectively, as compared to $1.8 million and $1.9 million during the same respective periods of 2004.

     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of June 30, 2005 and December 31, 2004, AOCI - Hedging represented net deferred losses of $490.2 million and $241.4 million, respectively. The AOCI - Hedging balance as of June 30, 2005 was comprised of $743.7 million of net deferred losses on the effective portions of open cash flow hedges, $32.6 million of net deferred losses on terminated cash flow hedges (including $3.3 million of net deferred losses on terminated cash flow interest rate hedges) and $286.1 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the six months ended June 30, 2005 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the twelve months ending June 30, 2006, based on current estimates of future commodity prices, the Company expects to reclassify $342.5 million of net deferred losses associated with open commodity hedges and $7.9 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $128.0 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending June 30, 2006 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of June 30, 2005, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as decreases in the case of losses, and increases in the case of gains, to the Company's future oil and gas revenues:

                                                 First      Second       Third      Fourth
                                                Quarter     Quarter     Quarter     Quarter      Total
                                               ---------   ---------   ---------   ---------   ---------
                                                                    (in thousands)
    2005 net deferred hedge losses..........                           $   (610)   $ (1,873)   $  (2,483)
    2006 net deferred hedge losses..........   $ (5,098)   $   (302)   $    (59)   $   (727)      (6,186)
    2007 net deferred hedge gains (losses)..   $ (3,764)   $    148    $    424    $   (347)      (3,539)
    2008 net deferred hedge losses..........   $ (2,877)   $   (372)   $   (284)   $   (839)      (4,372)
    2009 net deferred hedge losses..........   $ (2,330)   $   (232)   $   (230)   $   (822)      (3,614)
    2010 net deferred hedge losses..........   $   (667)   $   (620)   $   (578)   $   (539)      (2,404)
    2011 net deferred hedge losses..........   $   (873)   $   (889)   $   (903)   $   (906)      (3,571)
    2012 net deferred hedge losses..........   $   (810)   $   (791)   $   (784)   $   (772)      (3,157)
                                                                                                --------
                                                                                               $ (29,326)
                                                                                                ========

NOTE H.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" during the three and six months ended June 30, 2005 and 2004:

                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2005         2004         2005         2004
                                                      ---------    ---------    ---------    ---------
                                                                      (in thousands)
    Beginning asset retirement obligations.........   $ 121,937    $ 107,034    $ 120,879    $ 105,036
      New wells placed on production and
         changes in estimates......................       1,150          336        2,595        3,068
      Disposition of wells.........................      (5,238)         -         (5,238)         -
      Liabilities settled..........................      (1,855)        (381)      (4,255)      (2,978)
      Accretion of discount........................       2,102        2,016        4,242        3,982
      Currency translation.........................        (343)        (185)        (470)        (288)
                                                       --------     --------     --------     --------
    Ending asset retirement obligations ...........   $ 117,753    $ 108,820    $ 117,753    $ 108,820
                                                       ========     ========     ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE I.     Postretirement Benefit Obligations

     As of June 30, 2005 and December 31, 2004, the Company had recorded $15.5 million of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three and six months ended June 30, 2005 and 2004:

                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2005         2004         2005         2004
                                                      ---------    ---------    ---------    ---------
                                                                      (in thousands)
    Beginning accumulated postretirement benefit
      obligations..................................   $  15,654    $  15,501    $  15,534    $  15,556
       Benefit payments............................        (443)        (175)        (629)        (514)
       Service costs...............................          81           59          162          117
       Accretion of discounts......................         225          226          450          452
                                                       --------     --------     --------     --------
    Ending accumulated postretirement benefit
      obligations..................................   $  15,517    $  15,611    $  15,517    $  15,611
                                                       ========     ========     ========     ========

NOTE J.     Commitments and Contingencies

     Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these lawsuits primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by- quarter basis and will adjust its litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a "cost of production", and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $33 million related to the cost of production claim and approximately $41 million related to the helium claim, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

     MOSH Holding. The Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which was filed on April 11, 2005, in the District Court of Travis County, Texas (250th Judicial District). The plaintiff is a unitholder in the Mesa Offshore Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The plaintiff alleges that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust prematurely and to capture for itself and Woodside profits that belong to the Mesa Offshore Trust. The plaintiff also alleges breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The claims appear to relate principally to farmout arrangements established in 2003 for two offshore properties, the Brazos Area Block A-7 and Brazos Area Block A-39. The relief sought by the plaintiff includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction. The Company believes the claims are without merit and intends to defend the lawsuit vigorously.

     Argentine Environmental. The Company's subsidiary in Argentina is involved in various administrative proceedings with environmental authorities in the Neuquen Province relating to permits for and discharges from operations in that province. In general, the Company's subsidiary is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines are appropriate. The Company estimates that fines assessed in these proceedings will be immaterial, but in the aggregate could exceed $100,000. The Company's subsidiary in Argentina has also been named in a suit against various oil companies operating in the Neuquen basin entitled Asociacion de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry without specifically alleging how any of the defendants caused this injury. The plaintiffs principally seek creation of an insured fund to remediate the environment. The Company's subsidiary intends to defend itself in the case. Although the suit is at an early procedural stage and appears to involve novel theories, the Company does not believe that the lawsuit will have a material adverse effect on its business or financial condition.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)



NOTE K.     Income Per Share From Continuing Operations

     Basic income per share from continuing operations is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted income per share from continuing operations reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income from continuing operations were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

     The following table is a reconciliation of basic income from continuing operations to diluted income from continuing operations for the three and six months ended June 30, 2005 and 2004:

                                                         Three months ended         Six months ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
                                                          2005         2004         2005         2004
                                                       ---------    ---------    ---------    ---------
                                                                       (in thousands)
  Basic income from continuing operations............  $ 103,536    $  64,208    $ 183,237    $ 121,174
  Interest expense on convertible notes, net of tax..        801          -          1,603          -
                                                        --------     --------     --------     --------

  Diluted income from continuing operations..........  $ 104,337    $  64,208    $ 184,840    $ 121,174
                                                        ========     ========     ========     ========

       The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2005 and 2004:

                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                      ----------------------    ----------------------
                                                         2005         2004         2005         2004
                                                      ---------    ---------    ---------    ---------
                                                                       (in thousands)
   Weighted average common shares outstanding:
      Basic.......................................      140,812      118,855      141,849     118,787
      Dilutive common stock options (a)...........        1,108        1,080        1,201       1,128
      Restricted stock awards.....................          999          467          909         418
      Convertible notes dilution (b)..............        2,327          -          2,327         -
                                                       --------     --------     --------     -------
      Diluted.....................................      145,246      120,402      146,286     120,333
                                                       ========     ========      =======     =======

---------------
(a) Common stock options to purchase 2,857 and 30,712 shares of common stock were outstanding but not included in the computations of diluted income per share from continuing operations for the three and six months ended June 30, 2005 and 2004, respectively, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(b) Associated with the Evergreen merger, the Company assumed convertible notes eligible for 2.3 million shares of the Company's common stock upon conversion.

NOTE L.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, Argentina, Canada and Africa and Other. Africa and Other is primarily comprised of operations in Equatorial Guinea, Gabon, Nigeria, Sao Tome and Principe, South Africa and Tunisia.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     The following tables provide the Company's interim geographic operating segment data for the three and six months ended June 30, 2005 and 2004. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                                         United                            Africa                    Consolidated
                                         States    Argentina    Canada    and Other   Headquarters       Total
                                        --------   ---------   --------   ---------   ------------   ------------
                                                                 (in thousands)
Three months ended June 30, 2005:
 Revenues and other income:
     Oil and gas......................  $430,958   $ 40,779    $ 23,561    $ 49,302      $    -        $ 544,600
     Interest and other...............       -          -           -           -          47,896         47,896
     Gain on disposition of
       assets, net....................       -          -           -           -             148            148
                                         -------    -------     -------     -------       -------       --------
                                         430,958     40,779      23,561      49,302        48,044        592,644
                                         -------    -------     -------     -------       -------       --------
  Costs and expenses:
     Oil and gas production...........    82,944      8,895       8,524       7,633           -          107,996
     Depletion, depreciation and
        amortization..................   107,447     19,886       7,402       7,260         5,166        147,161
     Impairment of long-lived assets         -          -           -           471           -              471
     Exploration and abandonments.....    32,460      5,850       2,682      11,392           -           52,384
     General and administrative.......       -          -           -           -          29,217         29,217
     Accretion of discount on asset
        retirement obligations........       -          -           -           -           2,102          2,102
     Interest.........................       -          -           -           -          30,212         30,212
     Other............................       -          -           -           -          17,582         17,582
                                         -------    -------     -------     -------       -------       --------
                                         222,851     34,631      18,608      26,756        84,279        387,125
                                         -------    -------     -------     -------       -------       --------
  Income (loss) from continuing
     operations before income taxes...   208,107      6,148       4,953      22,546       (36,235)       205,519
  Income tax provision................   (75,958)    (2,152)     (1,808)     (8,475)      (13,590)      (101,983)
                                         -------    -------     -------     -------       -------       --------
  Income (loss) from continuing
     operations.......................  $132,149   $  3,996    $  3,145    $ 14,071      $(49,825)     $ 103,536
                                         =======    =======     =======     =======       =======       ========

Three months ended June 30, 2004:
  Revenues and other income:
     Oil and gas......................  $356,780   $ 26,614    $  8,706    $ 32,657      $    -        $ 424,757
     Interest and other...............       -          -           -           -           1,610          1,610
     Gain (loss) on disposition of
       assets, net....................       -          -          (252)        -              20           (232)
                                         -------    -------     -------     -------       -------       --------
                                         356,780     26,614       8,454      32,657         1,630        426,135
                                         -------    -------     -------     -------       -------       --------
  Costs and expenses:
     Oil and gas production...........    60,185      8,416       4,227       8,349           -           81,177
     Depletion, depreciation and
        amortization..................   106,087     14,820       5,170      11,737         2,714        140,528
     Exploration and abandonments.....    11,834      7,847       1,176      18,748           -           39,605
     General and administrative.......       -          -           -           -          17,140         17,140
     Accretion of discount on asset
        retirement obligations........       -          -           -           -           2,016          2,016
     Interest.........................       -          -           -           -          21,402         21,402
     Other............................       -          -           -           -           8,300          8,300
                                         -------    -------     -------     -------       -------       --------
                                         178,106     31,083      10,573      38,834        51,572        310,168
                                         -------    -------     -------     -------       -------       --------
  Income (loss) from continuing
     operations before income taxes...   178,674     (4,469)     (2,119)     (6,177)      (49,942)       115,967
  Income tax benefit (provision)......   (65,216)     1,564         800       1,955         9,138        (51,759)
                                         -------    -------     -------     -------       -------       --------
  Income (loss) from continuing
     operations.......................  $113,458   $ (2,905)   $ (1,319)   $ (4,222)     $(40,804)     $  64,208
                                         =======    =======     =======     =======       =======       ========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


                                         United                            Africa                    Consolidated
                                         States    Argentina    Canada    and Other   Headquarters       Total
                                        --------   ---------   --------   ---------   ------------   ------------
                                                                 (in thousands)
Six months ended June 30, 2005:
  Revenues and other income:
     Oil and gas......................  $ 834,791   $ 78,809   $ 44,049    $ 96,993      $    -        $1,054,642
     Interest and other...............        -          -          -           -          76,229          76,229
     Gain on disposition of
       assets, net....................      2,032        -          -           -             337           2,369
                                         --------    -------     ------     -------       -------       ---------
                                          836,823     78,809     44,049      96,993        76,566       1,133,240
                                         --------    -------     ------     -------       -------       ---------
  Costs and expenses:
     Oil and gas production...........    169,088     17,402     17,604      15,400           -           219,494
     Depletion, depreciation and
        amortization..................    221,893     37,818     14,441      16,638         9,968         300,758
     Impairment of long-lived assets..        -          -          -           623           -               623
     Exploration and abandonments.....     71,939      8,434      6,423      32,677           -           119,473
     General and administrative.......        -          -          -           -          58,802          58,802
     Accretion of discount on asset
        retirement obligations........        -          -          -           -           4,242           4,242
     Interest.........................        -          -          -           -          63,463          63,463
     Other............................        -          -          -           -          29,302          29,302
                                         --------    -------     ------     -------       -------       ---------
                                          462,920     63,654     38,468      65,338       165,777         796,157
                                         --------    -------     ------     -------       -------       ---------
  Income (loss) from continuing
     operations before income taxes...    373,903     15,155      5,581      31,655       (89,211)        337,083
  Income tax benefit (provision)......   (136,474)    (5,304)    (2,037)    (10,535)          504        (153,846)
                                         --------    -------     ------     -------       -------       ---------
  Income (loss) from continuing
     operations.......................  $ 237,429   $  9,851   $  3,544    $ 21,120      $(88,707)     $  183,237
                                         ========    =======    =======     =======       =======       =========

Six months ended June 30, 2004:
  Revenues and other income:
     Oil and gas......................  $ 703,089   $ 57,497   $ 17,068    $ 72,773      $    -        $  850,427
     Interest and other...............        -          -          -           -           3,345           3,345
     Gain (loss) on disposition of
       assets, net....................         51        -         (252)        -             (44)           (245)
                                         --------    -------     ------     -------       -------       ---------
                                          703,140     57,497     16,816      72,773         3,301         853,527
                                         --------    -------     ------     -------       -------       ---------
  Costs and expenses:
     Oil and gas production...........    115,205     15,175      8,665      16,833           -           155,878
     Depletion, depreciation and
        amortization..................    203,458     27,362     10,335      28,133         5,429         274,717
     Exploration and abandonments.....     65,390     11,397     13,392      29,172           -           119,351
     General and administrative.......        -          -          -           -          35,415          35,415
     Accretion of discount on asset
        retirement obligations........        -          -          -           -           3,982           3,982
     Interest.........................        -          -          -           -          42,978          42,978
     Other............................        -          -          -           -           8,496           8,496
                                         --------    -------     ------     -------       -------       ---------
                                          384,053     53,934     32,392      74,138        96,300         640,817
                                         --------    -------     ------     -------       -------       ---------
  Income (loss) from continuing
     operations before income taxes...    319,087      3,563    (15,576)     (1,365)      (92,999)        212,710
  Income tax benefit (provision)......   (116,467)    (1,247)     5,880         793        19,505         (91,536)
                                         --------    -------     ------     -------       -------       ---------
  Income (loss) from continuing
     operations.......................  $ 202,620   $  2,316   $ (9,696)   $   (572)     $(73,494)     $  121,174
                                         ========    =======    =======     =======       =======       =========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


NOTE M.     Volumetric Production Payments

     During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the January VPPs were initially used to reduce outstanding indebtedness. The first January VPP sold 58 Bcf of Hugoton field gas volumes over an expected five-year term that began in February 2005 for $275.2 million. The second January VPP sold 10.8 MMBbls of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $317.1 million.

     During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of a new VPP for net proceeds of $300.4 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the April VPP were initially used to reduce outstanding indebtedness. The April VPP sold
6.0 Bcf of Spraberry field gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of Spraberry field oil volumes over an expected five-year term beginning in January 2006.

     The Company's VPPs represent limited-term overriding royalty interests in oil and gas reserves which: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) are free and clear of all associated future production costs and capital expenditures; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title to the purchaser and (v) allow the Company to retain the assets after the VPPs volumetric quantities have been delivered.

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

     The following table represents the breakdown of the components of the Company's VPPs:

                                                   January VPPs                 April VPP
                                            -------------------------    -------------------------
                                              Hugoton      Spraberry      Spraberry    Spraberry
                                            Field (Gas)   Field (Oil)    Field (Gas)   Field (Oil)       Total
                                            -----------   -----------    -----------   -----------    -----------
                                                              (in thousands)
  VPP proceeds, net of transaction costs..   $  275,161    $  317,120     $  37,611     $  262,779    $   892,671
  Fair value of derivatives conveyed (a)..       12,860        36,759          (526)       (11,076)        38,017
                                              ---------     ---------      --------      ---------     ----------
  Deferred revenue........................      288,021       353,879        37,085        251,703        930,688
  Less 2005 amortization..................      (29,552)          -          (2,522)           -          (32,074)
                                              ---------     ---------      --------      ---------     ----------
    Deferred revenue at June 30, 2005.....   $  258,469    $  353,879     $  34,563     $  251,703    $   898,614
                                              =========     =========      ========      =========     ==========

-----------
(a) Represents the fair value of the derivative obligations conveyed as part of the VPP transactions. The fair value was deferred in AOCI-Hedging until the delivery of the VPP volumes occurs at which time the fair value of the derivative obligations attributable to the delivered volumes will be recognized as increases or decreases to oil and gas revenues. See Note G for additional discussion regarding the Company's hedge positions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

              Remaining 2005.........................     $   43,700
              2006...................................        190,347
              2007...................................        181,250
              2008...................................        158,151
              2009...................................        147,919
              2010...................................         90,227
              2011...................................         44,951
              2012...................................         42,069
                                                           ---------
                                                          $  898,614
                                                           =========

NOTE N.     Business Interruption Insurance Claims

     Hurricane Ivan Claim. During September 2004, the Company sustained damages as a result of Hurricane Ivan at its Devils Tower and Canyon Express platform facilities in the deepwater Gulf of Mexico. The damages delayed scheduled well completions and interrupted production during the second half of 2004 and during the first half of 2005. The Company maintains business interruption insurance coverage for such circumstances. During 2004 and 2005, the Company filed claims with its insurance providers for its estimated losses associated with Hurricane Ivan.

     Based on a settlement agreement between the Company and the insurance providers, the Company's recoverable business interruption loss related to Hurricane Ivan through June 30, 2005 is $67.0 million. The Company recorded $7.6 million and $59.4 million of the claims in the fourth quarter of 2004 and in the first half of 2005, respectively, in interest and other income in the Company's Consolidated Statements of Operations. Through June 30, 2005, the Company had received $14.7 million of partial payments from its insurance providers related to its Devils Tower claim. The Company expects to receive the remaining payments from the insurance providers related to the Hurricane Ivan claims in the third quarter of 2005.

     Fain Plant Claim. During May 2005, the Company sustained damages as a result of a fire at its Fain gas plant in the West Panhandle field. The damages interrupted production from mid-May through mid-July of 2005. The Company maintains business interruption insurance coverage for such circumstances and has filed claims with its insurance providers. Based on the terms of the insurance coverage, the Company estimates its recoverable losses since the occurrence of the fire and through June 30, 2005 to be approximately $9.4 million, which was recorded in interest and other income in the Company's Consolidated Statements of Operations during the second quarter of 2005.

NOTE O.     Discontinued Operations

     During May 2005, the Company sold its interests in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada for net proceeds of $197.5 million, resulting in a gain of $138.7 million.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


     During the three and six months ended June 30, 2005, the Company recognized income from discontinued operations of $82.0 million and $87.0 million, respectively, as compared to $5.5 million and $8.7 million for the same respective periods of 2004. The following table represents the components of the Company's discontinued operations for the three and six months ended June 30, 2005 and 2004:

                                                        Three months ended         Six months ended
                                                             June 30,                  June 30,
                                                      ----------------------    ---------------------
                                                         2005         2004         2005        2004
                                                      ----------   ---------    ---------   ---------
                                                                      (in thousands)
    Revenues and other income:
       Oil and gas..................................   $   7,608   $  11,173    $  17,878   $  21,030
       Gain on disposition of assets (a)............     138,661         -        138,661         -
                                                        --------    --------     --------    --------
                                                         146,269      11,173      156,539      21,030
                                                        --------    --------     --------    --------
    Costs and expenses:
       Oil and gas production.......................       2,230       3,325        4,694       6,836
       Depletion, depreciation and amortization (a).       1,848       2,222        4,402       4,532
       Exploration and abandonments (a).............          37          78          333         838
       General and administrative...................         132          54          132         108
                                                        --------    --------     --------    --------
                                                           4,247       5,679        9,561      12,314
                                                        --------    --------     --------    --------
    Income from discontinued operations
       before income taxes..........................     142,022       5,494      146,978       8,716
    Income tax provision:
       Current......................................      (2,869)        -         (2,869)        -
       Deferred (a).................................     (57,130)        -        (57,130)        -
                                                        --------    --------     --------    --------
    Income from discontinued operations.............   $  82,023   $   5,494    $  86,979   $   8,716
                                                        ========    ========     ========    ========

-------------
(a) Represents the noncash components of discontinued operations included in the Company's Consolidated Statements of Cash Flows.

NOTE P.     Subsequent Events

     Gulf of Mexico - Shelf Properties. The Company has entered into agreements to sell certain properties on the shelf of the Gulf of Mexico for proceeds of approximately $80 million. The sales are expected to close in the third quarter of 2005. The Company expects that upon closing of these sales, the results of operations from these assets will be reflected as discontinued operations in its future financial statements.

     Cosmopolitan Unit. The Company announced that it acquired a 10 percent working interest in the Cosmopolitan Unit, located in the Cook Inlet of Alaska, with the option to acquire up to an additional 40 percent working interest and potentially assume operatorship after new 3-D seismic data has been acquired and interpreted. The Company's interest is being acquired through its agreement to pay a disproportionate share of future costs. The Company can elect to acquire up to an additional 40 percent working interest by paying cash or a disproportionate share of additional future costs.

                        PIONEER NATURAL RESOURCES COMPANY



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     The Company's financial and operating performance for the second quarter of 2005 included the following highlights:

     o Excluding production from the Company's Canadian Martin Creek, Conroy Black and Lookout Butte fields, which were sold and are reflected as discontinued operations, average daily sales volumes per BOE increased two percent during the second quarter of 2005 as compared to the second quarter of 2004.
     o Oil and gas revenues increased 28 percent during the second quarter of 2005 as compared to the second quarter of 2004 as a result of the increased production volumes and increases in worldwide oil and Argentine and North American gas prices.
     o Interest and other income increased by $46.3 million during the second quarter of 2005 as compared to the second quarter of 2004, primarily due to business interruption insurance claims related to Hurricane Ivan and the Fain gas plant fire of $44.1 million.
     o Income from continuing operations before income taxes increased by 77 percent to $205.5 million during the second quarter of 2005 from $116.0 million during the second quarter of 2004.
     o Net income increased to $185.6 million ($1.28 per diluted share) for the second quarter of 2005, as compared to $69.7 million ($.58 per diluted share) for the second quarter of 2004.
     o The Company recognized income from discontinued operations of $82.0 million ($.56 per diluted share) during the second quarter of 2005 as a result of the Canadian disposition.
     o Net cash provided by operating activities increased by 26 percent to $332.6 million during the second quarter of 2005 from $264.7 million during the second quarter of 2004.
     o Outstanding debt decreased by $991.2 million, or 42 percent, as of June 30, 2005 as compared to debt outstanding as of December 31, 2004.
     o The Company sold a volumetric production payment during April 2005 for net proceeds of $300.4 million.
     o The Company's board of directors declared a semiannual cash dividend of $.10 per share to common stockholders of record at the close of business on March 31, 2005. The dividend was paid on April 15, 2005.

2005 Outlook

     Third quarter. Based on current estimates, the Company expects that third quarter 2005 production will average 160,000 to 175,000 BOEPD. This range is lower than the second quarter average and reflects the Harrier field having been fully produced, the resumption of production from the West Panhandle field in mid-July and the typical variability in the timing of oil cargo shipments in South Africa, Argentina and Tunisia.

     Third quarter production costs (including production and ad valorem taxes) are expected to average $6.75 to $7.25 per BOE based on current NYMEX strip prices for oil and gas. The increase over the prior quarter is primarily the result of lower anticipated third quarter production from lower per unit cost Gulf of Mexico fields, higher commodity prices, and, to a lesser extent, the retention of a full quarter of operating costs associated with the third VPP volumes sold in April. Depreciation, depletion and amortization ("DD&A") expense is expected to average $8.75 to $9.25 per BOE.

     Total exploration and abandonment expense is expected to be $40 million to $70 million and includes plans to drill two deepwater Gulf of Mexico exploration wells (Clipper and Paladin) and one well in the Anaguid Block in Tunisia and the acquisition of additional 3-D seismic data. General and administrative expense is expected to be $28 million to $30 million. Interest expense is expected to be $26 million to $29 million, and accretion of discount on asset retirement obligations is expected to be $2 million to $3 million.

     The Company's third quarter effective income tax rate is expected to range from 36 percent to 39 percent based on current capital spending plans, including cash income taxes of $10 million to $20 million that are principally related to Argentine, Canadian and Tunisian income taxes and nominal alternative minimum tax in the U.S. Other than in Argentina, Canada and Tunisia, the Company

                        PIONEER NATURAL RESOURCES COMPANY


continues to benefit from the carryforward of net operating losses and other positive tax attributes.

     2005 update. Based on current estimates, the Company expects that total 2005 production will be 63 MMBOE to 65 MMBOE, excluding production from discontinued operations. The new range reflects the production impact of closed and pending asset sales in Canada, East Texas and the shelf of the Gulf of Mexico, the Company's third VPP transaction, production lost from the Devils Tower and West Panhandle fields which were covered by business interruption insurance, pipeline capacity limitations delaying the ramp up of production from the Raton Basin and the impact of weather and rig shortages in the deepwater Gulf of Mexico. The new range also reflects the impact of directives from the Minerals Management Service which required that uphole recompletions scheduled for Devils Tower wells be postponed to maximize the recovery of oil and gas from less prolific deeper zones.

     Pioneer has increased its 2005 capital budget for development and exploratory activities and land additions by approximately $150 million to $1.1 billion. The increase encompasses expenditures related to Pioneer's success in extending its acreage positions in West Africa, the U.S. onshore Gulf Coast, the Rocky Mountains, Alaska and Canada, adding a five-well Gulf of Mexico shallow shelf exploration program and an increase in drilling in the Spraberry field and the Horseshoe Canyon coal bed methane play in Canada. The increased budget also reflects the rising costs associated with drilling and completion activities given higher commodity prices. The increased capital budget excludes costs associated with recent acquisitions.

Acquisitions, Operations and Drilling Highlights

     During the first six months of 2005, the Company incurred $551.6 million in finding and development costs including $302.0 million for development activities, $165.3 million for exploration activities and $84.3 million for acquisitions. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure associated with successful drilling activities. The following tables summarize the Company's development and exploration/extension drilling activities for the six months ended June 30, 2005:

                                                           Development Drilling
                               -------------------------------------------------------------------------
                               Beginning Wells      Wells     Successful    Unsuccessful    Ending Wells
                                 in Progress        Spud         Wells         Wells        In Progress
                               ---------------    --------    ----------    ------------    ------------
United States...............          32              240          256              1              15
Argentina...................           6               43           35              1              13
Canada......................           2               28           26            -                 4
                                  ------           ------       ------         ------          ------
      Total Worldwide.......          40              311          317              2              32
                                  ======           ======       ======         ======          ======

                                                       Exploration/Extension Drilling
                               -------------------------------------------------------------------------
                               Beginning Wells      Wells     Successful    Unsuccessful    Ending Wells
                                 in Progress        Spud         Wells         Wells        In Progress
                               ---------------    --------    ----------    ------------    ------------
United States...............           9               10            8              3               8
Argentina...................           8                6           10              2               2
Canada......................          21               27           25              7              16
Africa......................           4                3            1              2               4
                                  ------           ------       ------         ------          ------
     Total Worldwide........          42               46           44             14              30
                                  ======           ======       ======         ======          ======

                        PIONEER NATURAL RESOURCES COMPANY


     The following table summarizes by geographic area the Company's finding and development costs incurred, excluding asset retirement obligations, during the first six months of 2005 and the total wells planned to be drilled during the year ending December 31, 2005:

                                       Property
                                  Acquisition Costs
                               -----------------------   Exploration   Development                 Wells
                                 Proved      Unproved       Costs         Costs        Total      Planned
                               ----------   ----------   -----------   -----------   ----------   -------
                                                              (in thousands)
United States:
    Gulf of Mexico...........  $     -      $   9,789    $   68,043    $   51,143    $  128,975        8
    Onshore Gulf Coast.......      3,293        7,042         6,706        23,923        40,964       16
    Permian Basin............     14,650          625           629        53,468        69,372      210
    Mid-Continent............        115          -              32        17,665        17,812       60
    Rocky Mountain...........         62          646         1,782        57,060        59,550      300
    Alaska...................        -         17,220        23,522         2,393        43,135        3
                                --------     --------     ---------     ---------     ---------    -----
                                  18,120       35,322       100,714       205,652       359,808      597
Argentina....................        -              5        14,518        45,380        59,903       90
Canada.......................       (145)       1,067        14,759        47,864        63,545      110
Nigeria......................        -         29,944        20,823           -          50,767        2
Tunisia......................        -            -           9,529         2,843        12,372        5
Other........................        -            -           4,959           270         5,229      -
                                --------     --------     ---------     ---------     ---------    -----
         Total Worldwide.....  $  17,975    $  66,338    $  165,302    $  302,009    $  551,624      804
                                ========     ========     =========     =========     =========    =====

     The following are significant events that occurred during the second quarter of 2005:

     Gulf of Mexico area. Sidetrack operations for the Raptor field were successfully completed during the second quarter of 2005 with the well testing at approximately 30 million cubic feet per day. The Company owns a 100 percent interest in the Raptor field. Subsequent to June 30, 2005, recoverable reserves from the Harrier field were fully produced, having produced 51 Bcf of cumulative production on an investment of $112.0 million.

     The Company recognized additional business interruption recoveries from Devils Tower and Canyon Express of $15.4 million and $19.3 million, respectively, in the second quarter of 2005. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

     The Company has been advised by the operator of the Canyon Express system that sidetrack operations planned for the Aconcagua field later this year will be postponed pending rig availability. The existing Aconcagua wells are expected to reach the end of their productive lives by the end of 2005 or early 2006; therefore, the Company now anticipates that the system will be shut-in once the Camden Hill recoverable reserves are fully produced during the first half of 2006 unless a rig becomes available to drill the Aconcagua sidetrack wells.

     The Company has entered into agreements to sell certain properties on the shelf of the Gulf of Mexico for proceeds of approximately $80 million. The sales are expected to close in the third quarter of 2005. The Company's net production from these properties averages approximately 3,200 BOEPD.

     Mid-Continent area. The Company's Fain gas plant was shut in due to a fire on May 15, 2005. The Company completed repairs and resumed operations in mid-July 2005. The shut-in resulted in a production loss of approximately 17,000 BOEPD. The Company has filed a business interruption claim relating to the fire and recognized $9.4 million of estimated recoveries in the second quarter of 2005. The Company expects additional business interruption recoveries in the third quarter of 2005 of $9 million to $10 million. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

                        PIONEER NATURAL RESOURCES COMPANY


     Permian Basin and Gulf Coast areas. In July 2005, the Company completed the purchase of approximately 70 MMBOE of substantially undeveloped proved oil reserves in the United States core areas of the Permian Basin and South Texas for approximately $177 million. The assets being acquired currently produce approximately 1,800 BOEPD and provide an estimated 800 undrilled locations.

     During April 2005, the Company completed the sale of certain East Texas properties for net proceeds of approximately $25.2 million. The Company's net production from these properties averaged approximately 400 BOEPD.

     Canada. During May 2005, the Company sold all of its interests in three non-strategic Canadian properties in Martin Creek, Conroy Black and Lookout Butte for net proceeds of $197.5 million. The Company's net production from these properties averaged approximately 3,000 BOEPD. See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements".

     Gabon. In 2004, the Company canceled the development of the Olowi block due to a substantial increase in projected development costs which resulted in the project not offering competitive returns. In the second quarter of 2005, the Company announced an agreement to sell its shares in its subsidiary that owns the interest in the Olowi block offshore Gabon for net proceeds of approximately $49 million. As a result of this agreement, the Company reversed its previously recorded tax benefit of $27.3 million associated with the decision to exit Gabon. Among the conditions to completing this transaction is the approval by the government to an amendment to the production sharing contract for the Olowi block. The transaction is expected to close by the end of 2005.

     Nigeria. A partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated third party. The Company plans to acquire 3-D seismic data during the fourth quarter of 2005 and drill the first well in 2006.

     Sao Tome and Principe and Nigeria. The Company was a successful bidder to conduct exploration activities with a consortium of energy companies in Block 2 and in Block 3 of the Joint Development Zone in offshore Sao Tome and Principe and Nigeria pending completion of a production sharing contract and joint operating agreement. The consortium was granted a 65 percent interest in Block 2 and a 25 percent interest in Block 3. The Company expects to be the operator of Block 2.

     Tunisia. The Company announced the June completion of a successful Nour discovery well onshore southern Tunisia in the Adam concession. The well initially produced approximately 7,000 gross BOEPD.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $544.6 million and $1.1 billion for the three and six months ended June 30, 2005, respectively, as compared to $424.8 million and $850.4 million for the same respective periods of 2004. The revenue increase during the three months ended June 30, 2005, as compared to the same period of 2004, was due to a two percent increase in average daily BOE sales volumes, a 27 percent increase in oil prices, a 28 percent increase in NGL prices and a 25 percent increase in gas prices, including the effects of commodity price hedges. The revenue increase during the six months ended June 30, 2005, as compared to the same period of 2004, was due to a three percent increase in average daily BOE sales volumes, a 22 percent increase in oil prices, a 24 percent increase in NGL prices and a 20 percent increase in gas prices, including the effects of commodity price hedges.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and six months ended June 30, 2005 and 2004:

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
     Oil (Bbls):
       United States................      26,424       26,039       27,567       25,505
       Argentina....................       7,796        8,531        7,992        8,579
       Canada.......................         210           26          186           28
       Africa.......................      10,452       10,215       11,205       12,125
                                       ---------    ---------    ---------    ---------
       Worldwide....................      44,882       44,811       46,950       46,237
                                       =========    =========    =========    =========
     NGLs (Bbls):
       United States................      14,908       19,809       16,219       20,373
       Argentina....................       1,948        1,494        1,761        1,459
       Canada.......................         610          405          514          432
                                       ---------    ---------    ---------    ---------
       Worldwide....................      17,466       21,708       18,494       22,264
                                       =========    =========    =========    =========
     Gas (Mcf):
       United States................     553,803      536,109      546,086      531,870
       Argentina....................     135,188      122,326      132,783      110,072
       Canada.......................      36,710       24,868       35,448       24,420
                                       ---------    ---------    ---------    ---------
       Worldwide....................     725,701      683,303      714,317      666,362
                                       =========    =========    =========    =========
     Total (BOE):
       United States................     133,632      135,199      134,800      134,522
       Argentina....................      32,275       30,414       31,884       28,384
       Canada.......................       6,939        4,576        6,608        4,530
       Africa.......................      10,452       10,215       11,205       12,125
                                       ---------    ---------    ---------    ---------
       Worldwide....................     183,298      180,404      184,497      179,561
                                       =========    =========    =========    =========

     On a quarter-to-quarter comparison, average daily sales volumes increased by six percent in Argentina, by 52 percent in Canada and by two percent in Africa, while average daily sales volumes decreased by one percent in the United States. On a year-to-date comparison, average daily sales volumes increased by 12 percent in Argentina and by 46 percent in Canada, while average daily sales volumes decreased by eight percent in Africa and remained constant in the United States.

     Average daily sales volumes in the United States was flat principally due to new production from the properties acquired in the Evergreen merger, offset by declining production in the Gulf of Mexico and downtime at the Fain gas plant.

     Canadian average daily sales volumes from continuing operations increased due to new production from Canadian properties acquired in the Evergreen merger and production from new wells drilled during the winter drilling season.

     Argentine average daily sales volumes increased as a result of increased wells drilled and market demand. The Company has continued to increase capital expenditures in Argentina as the stability of the Argentine peso and the general economic outlook for Argentina has improved and gas prices have increased.

     In Africa, production is down in South Africa due to normal production declines, but is partially offset by continued growth in Tunisia production.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average daily sales volumes recorded from discontinued operations during the three and six month periods ended June 30, 2005 and 2004:

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
       Canada:
         Oil (Bbls)...............          45           69           57           69
         NGLs (Bbls)..............         264          511          224          549
         Gas (Mcf)................      10,472       16,425       12,910       16,236
         Total (BOE)..............       2,054        3,318        2,433        3,324

     The following table provides average reported prices from continuing operations, including the results of hedging activities, and average realized prices from continuing operations, excluding the results of hedging activities, by geographic area and in total, for the three and six months ended June 30, 2005 and 2004:

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
   Average reported prices:
      Oil (per Bbl):
        United States...............   $   29.36    $   27.63     $   29.15   $   27.16
        Argentina...................   $   34.54    $   20.13     $   33.12   $   24.05
        Canada......................   $   35.22    $   45.79     $   41.97   $   45.54
        Africa......................   $   51.84    $   35.13     $   47.82   $   32.98
        Worldwide...................   $   35.52    $   27.92     $   34.33   $   28.12
      NGLs (per Bbl):
        United States...............   $   28.39    $   22.29     $   27.18   $   21.90
        Argentina...................   $   30.84    $   27.22     $   30.62   $   28.17
        Canada......................   $   41.18    $   27.31     $   39.89   $   27.53
        Worldwide...................   $   29.11    $   22.73     $   27.86   $   22.42
      Gas (per Mcf):
        United States...............   $    6.39    $    5.15     $    6.17   $    5.13
        Argentina...................   $     .88    $     .65     $     .88   $     .62
        Canada......................   $    6.17    $    3.35     $    6.07   $    3.30
        Worldwide...................   $    5.35    $    4.28     $    5.18   $    4.31
   Average realized prices:
      Oil (per Bbl):
        United States...............   $   51.32    $   36.30     $   48.61   $   34.55
        Argentina...................   $   34.54    $   24.41     $   33.12   $   27.56
        Canada......................   $   35.22    $   45.79     $   41.97   $   45.54
        Africa......................   $   51.84    $   35.80     $   47.82   $   33.55
        Worldwide...................   $   48.45    $   33.93     $   45.76   $   33.00
      NGLs (per Bbl):
        United States...............   $   28.39    $   22.29     $   27.18   $   21.90
        Argentina...................   $   30.84    $   27.22     $   30.62   $   28.17
        Canada......................   $   41.18    $   27.31     $   39.89   $   27.53
        Worldwide...................   $   29.11    $   22.73     $   27.86   $   22.42
      Gas (per Mcf):
        United States...............   $    6.90    $    5.72     $    6.51   $    5.52
        Argentina...................   $     .88    $     .65     $     .88   $     .62
        Canada......................   $    6.17    $    5.07     $    6.08   $    4.99
        Worldwide...................   $    5.74    $    4.79     $    5.44   $    4.69

                        PIONEER NATURAL RESOURCES COMPANY


     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2005, the Company's commodity price hedges decreased oil and gas revenues by $78.7 million and $131.0 million, respectively, as compared to $56.1 million and $86.9 million during the same respective periods in 2004. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and six months ended June 30, 2005 and 2004.

     Argentina commodity prices. Argentine commodity prices have been significantly below those in the world markets for a period of time. In May 2004, pursuant to a decree, the Argentine government approved measures to permit producers to renegotiate gas sales contracts, excluding those that could affect small residential customers. Pursuant to that decree, wellhead prices are scheduled to rise from a 2004 year end range of $.61 to $.78 per Mcf to a range of $.87 to $1.04 per Mcf in July 2005, depending on the region where the gas is produced. No further gas price increases beyond July 2005 were allowed for in the decree. Also, due to the Argentine export tax (expires in February 2007) and price caps required by the Argentine government on oil prices paid by Argentine refiners, the price of Argentine oil has been below that realized in world markets. For additional information regarding the suppressed Argentine commodity prices see the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At the present time, no specific predictions can be made about future commodity prices in Argentina. The Company has seen recent improvements in spot oil and gas prices in certain areas of Argentina; however, the Company expects Argentine commodity price realizations to be less than those in the United States.

     Interest and other income. Interest and other income for the three and six months ended June 30, 2005 was $47.9 million and $76.2 million, respectively, as compared to $1.6 million and $3.3 million for the same respective periods of 2004. The increase in interest and other income during the three months ended June 30, 2005, as compared to the same period in 2004, is attributable to the recognition of $44.1 million of business interruption insurance claims, of which $34.7 million related to Hurricane Ivan and $9.4 million to the Fain plant fire. The increase in interest and other income during the six months ended June 30, 2005, as compared to the same period in 2004, is attributable to the recognition of $68.8 million in business interruption insurance claims, of which $59.4 million relates to Hurricane Ivan and $9.4 million to the Fain plant fire. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded production costs of $108.0 million and $219.5 million during the three and six months ended June 30, 2005, respectively, as compared to $81.2 million and $155.9 million for the same respective periods of 2004. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production taxes and ad valorem taxes are directly related to commodity price changes. Total production costs per BOE increased by 31 percent and 38 percent during the three and six months ended June 30, 2005, respectively, as compared to the same respective periods in 2004 primarily due to (i) an increase in production and ad valorem taxes as a result of higher commodity prices, (ii) higher Canadian gas transportation fees, (iii) the retention of operating costs related to VPP volumes sold (approximately $.25 per BOE and $.20 per BOE during the three and six months ended June 30, 2005, respectively), (iv) new production added from the Evergreen merger which represent relatively higher operating cost properties and (v) increases in equipment and service costs associated with rising commodity prices.

                        PIONEER NATURAL RESOURCES COMPANY


     The following tables provide the components of the Company's total production costs per BOE from continuing operations and total production costs per BOE by geographic area from continuing operations for the three and six months ended June 30, 2005 and 2004:

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------

  Lease operating expenses.........    $    4.75    $    3.62    $    4.84    $    3.46
  Taxes:
     Ad valorem....................          .59          .48          .59          .48
     Production....................          .83          .60          .81          .60
  Workover costs...................          .30          .24          .33          .23
                                        --------     --------     --------     --------
        Total production costs.....    $    6.47    $    4.94    $    6.57    $    4.77
                                        ========     ========     ========     ========

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
  Total production costs:
     United States.................    $    6.82    $    4.89    $    6.93    $    4.71
     Argentina.....................    $    3.03    $    3.04    $    3.02    $    2.94
     Canada........................    $   13.50    $   10.15    $   14.72    $   10.51
     Africa........................    $    8.02    $    8.98    $    7.59    $    7.63
     Worldwide.....................    $    6.47    $    4.94    $    6.57    $    4.77

     Depletion, depreciation and amortization expense. The Company's total DD&A expense was $8.82 and $9.01 per BOE for the three and six months ended June 30, 2005, respectively, as compared to $8.56 and $8.41 during the same respective periods of 2004. Depletion expense, the largest component of DD&A expense, was $8.51 and $8.71 per BOE during the three and six months ended June 30, 2005, as compared to $8.39 and $8.24 during the same respective periods in 2004. The increase in per BOE depletion expense during the three and six months ended June 30, 2005, as compared to the same respective periods in 2004, is primarily due to relatively higher per BOE cost basis Rocky Mountain area production acquired in the Evergreen merger and a higher depletion rate for the Hugoton and Spraberry fields as a result of the VPP volumes sold. Additionally, the Company's depletion expense per BOE increased in Argentina due to net year-end downward reserve revisions associated with negative well performance in the Portezuelo Oeste gas field, increased in Tunisia due to the Company's proved reserves being reduced as a result of the Company's interest in the Adam block being reduced to 24 percent from 28 percent in accordance with the terms of the concession and decreased in South Africa as a result of upward reserve revisions.

       The following table provides depletion expense per BOE from continuing operations by geographic area for the three and six months ended June 30, 2005 and 2004:

                                          Three months ended         Six months ended
                                               June 30,                   June 30,
                                       ----------------------    ----------------------
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
  Depletion expense:
     United States..................   $    8.84    $    8.62    $    9.09    $    8.31
     Argentina......................   $    6.77    $    5.35    $    6.55    $    5.30
     Canada.........................   $   11.72    $   12.41    $   12.07    $   12.53
     Africa.........................   $    7.63    $   12.64    $    8.20    $   12.75
     Worldwide......................   $    8.51    $    8.39    $    8.71    $    8.24

                        PIONEER NATURAL RESOURCES COMPANY


     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense by geographic area from continuing operations for the three and six months ended June 30, 2005 and 2004:

                                                                                   Africa
                                                  United                             and
                                                  States    Argentina    Canada     Other      Total
                                                  -------   ---------    -------   -------   --------
                                                                     (in thousands)
       Three months ended June 30, 2005:
         Geological and geophysical costs......   $13,635    $ 2,450     $ 1,878   $10,449   $ 28,412
         Exploratory dry holes.................    16,495        180         565       943     18,183
         Leasehold abandonments and other......     2,330      3,220         239       -        5,789
                                                   ------     ------      ------    ------    -------
                                                  $32,460    $ 5,850     $ 2,682   $11,392   $ 52,384
                                                   ======     ======      ======    ======    =======
       Three months ended June 30, 2004:
         Geological and geophysical costs......   $ 9,338    $ 7,538     $   688   $ 3,113   $ 20,677
         Exploratory dry holes.................       895        287         386    15,635     17,203
         Leasehold abandonments and other......     1,601         22         102       -        1,725
                                                   ------     ------      ------    ------    -------
                                                  $11,834    $ 7,847     $ 1,176   $18,748   $ 39,605
                                                   ======     ======      ======    ======    =======
       Six months ended June 30, 2005:
         Geological and geophysical costs......   $39,357    $ 4,125     $ 2,864   $19,859   $ 66,205
         Exploratory dry holes.................    28,011      1,069       3,229    12,499     44,808
         Leasehold abandonments and other......     4,571      3,240         330       319      8,460
                                                   ------     ------      ------    ------    -------
                                                  $71,939    $ 8,434     $ 6,423   $32,677   $119,473
                                                   ======     ======      ======    ======    =======
       Six months ended June 30, 2004:
         Geological and geophysical costs......   $25,107    $10,668     $ 1,835   $ 4,846   $ 42,456
         Exploratory dry holes.................    37,863        692       7,915    24,319     70,789
         Leasehold abandonments and other......     2,420         37       3,642         7      6,106
                                                   ------     ------      ------    ------    -------
                                                  $65,390    $11,397     $13,392   $29,172   $119,351
                                                   ======     ======      ======    ======    =======

     Significant components of the Company's dry hole expense during the second quarter of 2005 included $7.3 million of carryover costs from the previous quarter associated with an unsuccessful well in the Falcon Corridor and the write-off of previously suspended United States exploratory wells. Significant components of the Company's dry hole expense during the first half of 2005 included $16.3 million associated with an unsuccessful well in the Falcon Corridor, $9.5 million associated with an unsuccessful Nigerian well, $3.5 million on an unsuccessful well on the Company's El Hamra permit in Tunisia and other various United States exploratory wells. During the first half of 2005, the Company completed and evaluated 58 exploration/extension wells, 44 of which were successfully completed as discoveries. During the same period in 2004, the Company completed and evaluated 66 exploration/extension wells, 37 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense for the three and six months ended June 30, 2005 was $29.2 million and $58.8 million, respectively, as compared to $17.1 million and $35.4 million during the same respective periods in 2004. The increases in general and administrative expense are primarily due to increases in administrative staff, including staff increases associated with the Evergreen merger, and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees during the three and six months ended June 30, 2005, as compared to the same respective periods of 2004.

     Interest expense. Interest expense was $30.2 million and $63.5 million for the three and six months ended June 30, 2005, as compared to $21.4 million and $43.0 million for the same respective periods in 2004. The weighted average interest rates on the Company's indebtedness for the three and six months ended June 30, 2005 was 6.4 percent and 6.2 percent, respectively, as compared to 5.2 percent for each of the same respective periods in 2004, including the effects of interest rate derivatives. The increase in interest expense during the three months ended June 30, 2005, as compared to the same period of 2004, was primarily due to increased average borrowings under the Company's lines of credit, primarily as a result of the cash portion of the consideration paid in the Evergreen merger, a $4.9 million decrease in the amortization of interest rate hedge gains, the assumption of $300 million of notes in connection with the Evergreen merger and higher interest rates in 2005. The increase in interest expense during the six months ended June 30, 2005, as compared to the same

                        PIONEER NATURAL RESOURCES COMPANY


period of 2004, was primarily due to increased average borrowings under the Company's lines of credit, primarily as a result of the cash portion of the consideration paid in the Evergreen merger, a $9.9 million decrease in the amortization of interest rate hedge gains, a $1.2 million decrease in capitalized interest as the Company completed its major development projects in the Gulf of Mexico, the assumption of $300 million of notes in connection with the Evergreen merger and higher interest rates in 2005.

     Other expenses. Other expenses for the three and six months ended June 30, 2005 were $17.6 million and $29.3 million, respectively, as compared to $8.3 million and $8.5 million for the same respective periods in 2004. The increase in other expenses during the three months ended June 30, 2005, as compared to the same period of 2004, is primarily attributable to a $7.3 million loss on the redemption of $32.4 million principal amount of the Company's 9-5/8% Notes, a $2.9 million increase in hedge ineffectiveness and a $2.1 million increase in legal and environmental accruals. The increase in other expenses during the six months ended June 30, 2005, as compared to the same period of 2004, is primarily attributable to the aforementioned $7.3 million loss on bond redemptions, a $9.6 million increase in hedge ineffectiveness and a $4.9 million increase in legal and environmental accruals.

     Income tax provision. During the three and six months ended June 30, 2005, the Company recognized income tax provisions of $102.0 million and $153.8 million, respectively, as compared to $51.8 million and $91.5 million for the same respective periods in 2004. The Company's effective tax rate of 49.6 percent and 45.6 percent during the three and six months ended June 30, 2005, respectively, is higher than the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

     o Reversal of the $27.3 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. Reversal of the tax benefit is the result of signing an agreement in June 2005 to sell its shares in the subsidiary that owns the interest in the Olowi block which makes it more likely than not that the Company will not realize the originally recorded tax benefit.
     o Recording of approximately $3.2 million of taxes associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 ("AJCA").
     o Expenses for unsuccessful well costs in foreign locations where the Company receives no expected income tax benefits.
     o    Foreign tax rates.
     o    Statutes that differ from those in the United States.

     See Note E of Notes to Consolidate  Financial  Statements included in "Item
1. Financial Statements" for additional information regarding the Company's income taxes.

     Discontinued operations. During the three and six months ended June 30, 2005, the Company recognized income from discontinued operations of $82.0 million and $87.0 million, respectively, as compared to $5.5 million and $8.7 million for the same respective periods of 2004. The amounts for the three and six months ended June 30, 2005 include a gain on disposition of assets of $138.7 million and income tax provisions of $60.0 million.

     The  Company's  high  effective  tax  rate  associated  with   discontinued
operations during the three and six months ended June 30, 2005 was primarily due to:

     o Approximately $17.1 million of United States deferred tax provision triggered by the gain recorded on the Canadian divestiture. The Canadian gain caused the recharacterization of Argentine dividend income from prior years that was previously sheltered by historical Canadian losses.
     o Cash taxes of $2.9 million associated with the repatriation of foreign earnings under the provisions of the AJCA.

                        PIONEER NATURAL RESOURCES COMPANY


     o Offset in part by a decrease in the Canadian valuation allowance of $12.4 million. The Canadian divestiture utilized a substantial portion of the Company's Canadian tax pools. Consequently, the Company has reassessed the likelihood that the remaining Canadian tax attributes will be utilized and has determined it is now more likely than not that it will be able to utilize more of its tax pools than previously expected.

     For periods prior to the Canadian divestiture, the Company's discontinued operations reflect no tax provisions due to the Company having maintained a valuation allowance related to its Canadian deferred tax assets. During those prior periods, managements' expectation was that it was likely that the Company would not realize its Canadian deferred tax assets. Therefore, in accordance with generally accepted accounting principles, portions of the Canadian valuation allowance were released only to the extent that Canadian income was recorded, thereby offsetting any tax provisions.

Capital Commitments, Capital Resources and Liquidity

     Capital commitments. The Company's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital obligations. Funding for exploration, development and acquisition of oil and gas properties and repayment of contractual obligations may be provided by any combination of internally-generated cash flow, proceeds from the disposition of non-strategic assets or alternative financing sources as discussed in "Capital resources" below. Generally, funding for the Company's working capital obligations is provided by internally-generated cash flow.

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and six months ended June 30, 2005 totaled $268.4 million and $494.6 million, respectively, as compared to $183.6 million and $350.8 million during the same respective periods of 2004. During the three and six month periods ended June 30, 2005, the Company's additions to oil and gas properties were funded by $332.6 million and $667.4 million of net cash provided by operating activities, respectively, as compared to $264.7 million and $518.3 million during the same respective periods of 2004.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2005, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Since December 31, 2004, the material changes in the Company's contractual obligations were changes in the Company's derivative obligations and the aforementioned sale of VPPs. There have been no other material changes in the Company's contractual obligations since December 31, 2004. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the six months ended June 30, 2005.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the remainder of 2005.

     VPPs. During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to pay down indebtedness. The first VPP sold 58 Bcf of Hugoton field gas volumes over an expected five-year term that began in February 2005 for $275.2 million. The second VPP sold 10.8 MMBbls of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $317.1 million.

     During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of another VPP for net proceeds of $300.4 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPP were initially used to pay down indebtedness. The VPP sold 6.0 Bcf of Spraberry

                        PIONEER NATURAL RESOURCES COMPANY


field gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of Spraberry field oil volumes over an expected five-year term beginning in January 2006.

     See Note M of Notes to Consolidated  Financial Statements included in "Item
1.  Financial  Statements"  for additional  information  regarding the Company's
VPPs.

     Asset divestitures. During May 2005, the Company sold all of its interests in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada for net proceeds of $197.5 million resulting in a gain of $138.7 million. During April 2005, the Company sold all of its interests in certain East Texas properties for approximately $25.2 million of net cash proceeds. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness.

     The Company has entered into an agreement to sell its shares in the subsidiary that owns the interest in the Olowi block offshore Gabon for $49 million. Among the conditions to completing this transaction is the approval by the government to an amendment to the production sharing contract for the Olowi block. The transaction is expected to close by the end of 2005. The Company has entered into agreements to sell certain properties on the shelf of the Gulf of Mexico for proceeds of approximately $80 million. The sales are expected to close in the third quarter of 2005. The net cash proceeds from these divestitures, if consummated, will be used to fund future projects and/or reduce outstanding indebtedness.

     Operating activities. Net cash provided by operating activities during the three and six months ended June 30, 2005 was $332.6 million and $667.4 million, respectively, as compared to $264.7 million and $518.3 million for the same respective periods in 2004. The increases in net cash provided by operating activities were primarily due to increased production volumes and higher commodity prices.

     Investing activities. Net cash provided by investing activities during the three and six months ended June 30, 2005 was $243.5 million and $605.4 million, respectively, as compared to net cash used in investing activities of $192.2 million and $364.5 million for the same respective periods in 2004. The increases in net cash provided by investing activities were primarily due to (a) $300.4 million and $892.7 million of net proceeds received from VPPs sold during the three and six months ended June 30, 2005, respectively, and (b) the sale of the Canadian and East Texas assets in the second quarter of 2005 for net proceeds of $222.7 million.

     Financing activities. Net cash used in financing activities during the three and six months ended June 30, 2005 was $536.2 million and $1.2 billion, respectively, as compared to $66.1 million and $157.5 million during the same respective periods in 2004. During the three and six months ended June 30, 2005, the Company had net repayments on long-term debt of $444.3 million and $997.3 million, respectively, as compared to $46.0 million and $136.0 million during the same respective periods in 2004.

     During February 2005, the Company's board of directors declared a semiannual dividend of $.10 per common share, payable on April 15, 2005 to shareholders of record on March 31, 2005. Associated therewith, the Company paid $14.3 million of aggregate dividends during April 2005. Future dividends are at the discretion of the Company's board of directors, and the board of directors may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

     During April 2005, $131.0 million of the Company's 8-7/8% Notes matured and were repaid. The Company also redeemed $32.4 million principal amount of its 9-5/8% Notes. The Company utilized unused borrowing capacity under its 364-Day Credit Agreement to fund these financing activities.

     During January 2005, the Company's board of directors approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock. During the three and six months ended June 30, 2005, the Company expended $85.4 million to acquire 2.1 million shares of treasury stock and $237.3 million to acquire 5.9 million shares of treasury stock, respectively. Based on current expectations, the Company intends to expend the remaining $62.7 million authorized under the share repurchase program during the third quarter of 2005.

     As the Company pursues its strategy, it may utilize various financing sources, including fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and

                        PIONEER NATURAL RESOURCES COMPANY


and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Company's board of directors.

     Liquidity. The Company's principal source of short-term liquidity is its revolving lines of credit. There were no outstanding borrowings under the lines of credit as of June 30, 2005. Including $49.3 million of undrawn and outstanding letters of credit under the lines of credit, the Company had $1.1 billion of unused borrowing capacity as of June 30, 2005.

     Book capitalization and current ratio. The Company's book capitalization at June 30, 2005 was $4.0 billion, consisting of debt of $1.4 billion and stockholders' equity of $2.6 billion. Consequently, the Company's debt to book capitalization decreased to 35 percent at June 30, 2005 from 46 percent at December 31, 2004. The Company's ratio of current assets to current liabilities was .62 to 1.00 at June 30, 2005 as compared to .72 to 1.00 at December 31, 2004. The decline in the Company's ratio of current assets to current liabilities was primarily due to increases in its current derivative liabilities as a result of higher commodity prices and in current deferred revenue as a result of the VPPs.

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

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first half of 2005:

                                                      Derivative Contract Net Liabilities
                                                    ---------------------------------------
                                                                    Interest
                                                    Commodities        Rate         Total
                                                    -----------     --------     ----------
                                                                 (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2004...............    $ (406,546)     $    -       $ (406,546)
       Changes in contract fair value (a).......      (547,916)       (4,614)      (552,530)
       Contract maturities......................       165,358           -          165,358
       Contract terminations....................        33,403         4,614         38,017
                                                     ---------       -------      ---------
       Fair value of contracts outstanding
          as of June 30, 2005...................    $ (755,701)     $    -       $ (755,701)
                                                     =========       =======      =========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

                        PIONEER NATURAL RESOURCES COMPANY


     Interest rate sensitivity. The following table provides information about other financial instruments the Company was a party to as of June 30, 2005 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2005. As of June 30, 2005, the Company had no outstanding balances due under its variable rate credit facilities, nor was the Company a party to material derivatives that would subject it to interest rate sensitivity.

                            Interest Rate Sensitivity
                      Debt Obligations as of June 30, 2005

                                Six months                                                                            Liability
                                  ending                     Year ending December 31,                               Fair Value at
                               December 31,   ------------------------------------------------------                  June 30,
                                   2005         2006       2007       2008       2009     Thereafter      Total         2005
                               ------------   --------   --------   --------   --------   ----------   ----------   -------------
                                                              (in thousands, except interest rates)
Total Debt:
  Fixed rate principal
    maturities (a)...........  $    -         $    -     $ 32,075   $350,000   $    -     $1,119,169   $1,501,244    $1,637,935
    Weighted average
      interest rate (%)......       6.8            6.9        6.9        8.0        8.0          8.0

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas price as of June 30, 2005. As of June 30, 2005, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note G of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices.

                              Oil Price Sensitivity
              Derivative Financial Instruments as of June 30, 2005

                                             Six months                                              Liability
                                               ending          Year ending December 31,            Fair Value at
                                             December 31,    --------------------------------         June 30,
                                                2005           2006         2007        2008            2005
                                             -----------    ---------    ---------    ---------    -------------
                                                                                                   (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (a):
   Swap contracts..........................     27,000         10,000       13,000       17,000     $ (515,323)
    Weighted average fixed price
       per Bbl.............................   $  27.97      $   31.69    $   30.89    $   29.21
   Collar contracts........................        -            3,500          -            -        $ (21,894)
    Weighted average ceiling price
      per Bbl..............................   $    -        $   41.95    $     -      $     -
     Weighted average floor price
      per Bbl..............................   $    -        $   35.00    $     -      $     -
  Average forward NYMEX oil
      prices (b)...........................   $  60.58      $   62.60    $   61.10    $   59.79

---------------
(a)  See Note G of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) The average forward NYMEX oil prices are based on July 29, 2005 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY




                              Gas Price Sensitivity
              Derivative Financial Instruments as of June 30, 2005

                                             Six months                                           Liability
                                               ending          Year ending December 31,         Fair Value at
                                             December 31,    --------------------------------      June 30,
                                                2005          2006        2007        2008           2005
                                             -----------    --------    --------    --------    -------------
                                                                                                (in thousands)
Gas Hedge Derivatives (a):
  Average daily notional MMBtu volumes (b):
   Swap contracts..........................     268,478       73,842      29,195       5,000     $ (215,082)
    Weighted average fixed price per MMBtu.   $    5.17     $   4.30    $   4.28    $   5.38
   Collar contracts........................         -         17,329         -           -       $   (3,402)
    Weighted average ceiling price
      per MMBtu............................   $     -       $   9.14    $    -      $    -
    Weighted average floor price
      per MMBtu............................   $     -       $   6.67    $    -      $    -
  Average forward NYMEX gas prices (c).....   $    8.07     $   8.23    $   7.80    $   7.42

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note G of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) The average forward NYMEX gas prices are based on July 29, 2005 market quotes.

Item 4.     Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other litigation incidental to its business. Except for the specific legal actions described in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements", the Company believes that the probable damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended June 30, 2005:

                                                                Total Number of Shares    Approximate Dollar
                                                                 (or Units) Purchased      Amount of Shares
                           Total Number of     Average Price      as Part of Publicly       that May Yet Be
                           Shares (or Units)   Paid per Share       Announced Plans         Purchased under
      Period                 Purchased (a)       (or Unit)            or Programs         Plans or Programs
      ------               -----------------   --------------   ----------------------   -------------------

April 2005...............           3,375         $  44.16                     -
May 2005.................       1,313,688         $  38.42              1,300,000
June 2005................         845,820         $  42.79                829,000
                              -----------                             -----------
        Total............       2,162,883         $  40.14              2,129,000            $ 62,719,000
                              ===========                             ===========             ===========

-----------
(a) Amounts include shares withheld to fund tax withholding on employees' stock awards for which restrictions have lapsed.

     During January 2005, the Company's board of directors approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 11, 2005 in Irving, Texas. At the meeting, two proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 5,
2005). The following is a brief description of each proposal and results of the stockholders' votes.

     Election of Directors. Prior to the meeting, the Company's board of directors designated four nominees as Class II directors with their terms to expire at the annual meeting in 2008 when their successors are elected and qualified. Messrs. Baroffio, Buchanan, Sheffield and Watson were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                       Authority                    Broker
                                           For         Withheld       Abstain     Non-Votes
                                       -----------     ----------     -------     ---------
            James R. Baroffio          130,909,156        358,641        -            -
            Edison C. Buchanan         130,894,076        373,721        -            -
            Scott D. Sheffield         129,146,540      1,149,467        -            -
            Jim A. Watson              129,985,315        310,692        -            -

     In addition, the term of office for the following directors continued after May 11, 2005: R. Hartwell Gardner, James L. Houghton, Jerry P. Jones, Linda K. Lawson, Andrew D. Lundquist, Charles E. Ramsey, Jr., Mark S. Sexton and Robert
A. Solberg.

                        PIONEER NATURAL RESOURCES COMPANY


     Ratification of selection of auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2005 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

            For                         129,715,384
            Against                         527,932
            Abstain                          52,691
            Broker non-votes                    -

Item 6.     Exhibits

Exhibits

10.1 Production Payment Purchase and Sale Agreement dated as of April 19, 2005 among the Company, as the Seller, and Wolfcamp Oil and Gas Trust, as the Buyer (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 21,
     2005).
10.2 Purchase and Sale Agreement dated as of April 28, 2005 among Pioneer Natural Resources Canada Inc., as the Vendor, and Ketch Resources Ltd., as the Purchaser (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, File No. 1-13245, filed with the SEC on May 6, 2005).
31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

                       PIONEER NATURAL RESOURCES COMPANY


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                          PIONEER NATURAL RESOURCES COMPANY



Date:   August 4, 2005             By:       /s/ Richard P. Dealy
                                          -------------------------------------
                                          Richard P. Dealy
                                          Executive Vice President and Chief
                                          Financial Officer



Date:   August 4, 2005             By:       /s/ Darin G. Holderness
                                          -------------------------------------
                                          Darin G. Holderness
                                          Vice President and Chief
                                          Accounting Officer

                       PIONEER NATURAL RESOURCES COMPANY


Exhibit Index
-------------

 10.1 Production Payment Purchase and Sale Agreement dated as of April 19, 2005 among the Company, as the Seller, and Wolfcamp Oil and Gas Trust, as the Buyer (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 21, 2005).
 10.2 Purchase and Sale Agreement dated as of April 28, 2005 among Pioneer Natural Resources Canada Inc., as the Vendor, and Ketch Resources Ltd., as the Purchaser (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, File No. 1-13245, filed with the SEC on May 6, 2005).
 31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

-------------------
(a) Filed herewith.
(b) Furnished herewith.