Form 10-Q
period 2005-09-30
PIONEER NATURAL RESOURCES CO
filed 2005-11-08
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       or

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

                                Yes / x / No / /

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / / No / x /


Number of shares of Common Stock outstanding as of
November 4, 2005..................................................   128,531,071

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS

                                                                         Page

Definitions of Certain Terms and Conventions Used Herein..............     3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 2005
                  and December 31, 2004...............................     4

               Consolidated Statements of Operations for the three
                  and nine months ended September 30, 2005 and 2004...     6

               Consolidated Statement of Stockholders' Equity for
                  the nine months ended September 30, 2005............     7

               Consolidated Statements of Cash Flows for the three
                  and nine months ended September 30, 2005 and 2004...     8

               Consolidated Statements of Comprehensive Loss for
                  the three and nine months ended September 30, 2005
                  and 2004............................................     9

               Notes to Consolidated Financial Statements.............    10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................    34

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk............................................    49

Item 4.        Controls and Procedures................................    51

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings......................................    51

Item 2.        Unregistered Sales of Equity Securities and
               Use of Proceeds........................................    52

Item 6.        Exhibits...............................................    53

Signatures     .......................................................    54

Exhibit Index  .......................................................    55

Cautionary Statement Concerning Forward-Looking Statements

     The information included in this document includes forward-looking statements that are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements and the business prospects of Pioneer Natural Resources Company ("Pioneer" or the "Company") are subject to a number of risks and uncertainties, which may cause the Company's actual results in future periods to differ materially from the forward-looking statements. These risks and uncertainties include, among other things, volatility of oil and gas prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, international operations and associated international political and economic instability, legal actions, the costs and results of drilling and operations, availability of drilling equipment, the Company's ability to replace reserves, implement its business plans, or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves, quality of technical data, environmental and weather risks, acts of war or terrorism. These and other risks are described in the Company's 2004 Annual Report on Form 10-K and other filings with the SEC.

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

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                         September 30,   December 31,
                                                                              2005           2004
                                                                         ------------    -----------
                                                                         (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................   $    64,508     $     7,257
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,650
       and $5,409 as of September 30, 2005 and December 31, 2004,
       respectively...................................................       257,086         209,297
     Due from affiliates..............................................           871             639
  Inventories.........................................................        65,094          40,332
  Prepaid expenses....................................................        18,504          10,822
  Deferred income taxes...............................................       233,562         115,206
  Other current assets:
     Derivatives......................................................           888             209
     Other, net of allowance for doubtful accounts of $6,425 as
       of September 30, 2005 and December 31, 2004....................         9,123           9,663
                                                                          ----------      ----------
          Total current assets........................................       649,636         393,425
                                                                          ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties................................................     8,096,569       7,654,181
     Unproved properties..............................................       502,984         470,435
  Accumulated depletion, depreciation and amortization................    (2,478,043)     (2,243,549)
                                                                          ----------      ----------
          Total property, plant and equipment.........................     6,121,510       5,881,067
                                                                          ----------      ----------
Deferred income taxes.................................................           -             2,963
Goodwill..............................................................       306,666         315,880
Other property and equipment, net.....................................        89,617          78,696
Other assets:
  Derivatives.........................................................           997             -
  Other, net of allowance for doubtful accounts of $92 as of
     September 30, 2005 and December 31, 2004.........................        59,187          56,436
                                                                          ----------      ----------
                                                                         $ 7,227,613     $ 6,728,467
                                                                          ==========      ==========


 The financial information included as of September 30, 2005 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                                         September 30,   December 31,
                                                                             2005            2004
                                                                         ------------    -----------
                                                                         (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade............................................................   $   262,698     $   205,153
     Due to affiliates................................................        10,843          10,898
  Interest payable....................................................        21,493          45,735
  Income taxes payable................................................        19,125          13,520
  Other current liabilities:
     Derivatives......................................................       575,060         224,612
     Deferred revenue.................................................       165,063             -
     Other............................................................        77,894          44,541
                                                                          ----------      ----------
          Total current liabilities...................................     1,132,176         544,459
                                                                          ----------      ----------

Long-term debt........................................................     1,939,296       2,385,950
Derivatives...........................................................       520,324         182,803
Deferred income taxes.................................................       618,343         607,415
Deferred revenue......................................................       711,669             -
Other liabilities and minority interests..............................       181,555         176,060
Stockholders' equity:
  Common stock, $.01 par value: 500,000,000 shares authorized;
     146,955,674 and 145,644,828 shares issued as of
     September 30, 2005 and December 31, 2004, respectively...........         1,470           1,456
  Additional paid-in capital..........................................     3,775,385       3,705,286
  Treasury stock, at cost: 13,544,015 and 813,166 shares as of
     September 30, 2005 and December 31, 2004, respectively...........      (635,293)        (27,793)
  Deferred compensation...............................................       (53,261)        (22,558)
  Accumulated deficit.................................................      (323,978)       (634,146)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax............................      (698,660)       (241,350)
     Cumulative translation adjustment................................        58,587          50,885
                                                                          ----------      ----------
          Total stockholders' equity..................................     2,124,250       2,831,780
Commitments and contingencies
                                                                          ----------      ----------
                                                                         $ 7,227,613     $ 6,728,467
                                                                          ==========      ==========



 The financial information included as of September 30, 2005 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                       Three months ended         Nine months ended
                                                          September 30,              September 30,
                                                     ----------------------    ------------------------
                                                       2005         2004          2005          2004
                                                     ---------    ---------    ----------    ----------
Revenues and other income:
  Oil and gas......................................  $ 558,382    $ 425,575    $1,593,470    $1,265,744
  Interest and other...............................      9,460        1,212        85,689         4,557
  Gain (loss) on disposition of assets, net........        394          215         2,763           (30)
                                                      --------     --------     ---------     ---------
                                                       568,236      427,002     1,681,922     1,270,271
                                                      --------     --------     ---------     ---------
Costs and expenses:
  Oil and gas production...........................    118,422       75,095       330,871       222,707
  Depletion, depreciation and amortization.........    136,367      135,459       431,760       405,758
  Impairment of long-lived assets..................         21       34,825           644        34,825
  Exploration and abandonments.....................     64,198       32,882       183,671       152,233
  General and administrative.......................     32,749       19,431        91,551        54,846
  Accretion of discount on asset retirement
    obligations....................................      1,968        2,030         6,210         6,012
  Interest.........................................     29,268       24,827        92,731        67,805
  Other............................................     38,173        2,486        67,475        10,982
                                                      --------     --------     ---------     ---------
                                                       421,166      327,035     1,204,913       955,168
                                                      --------     --------     ---------     ---------
Income from continuing operations before
  income taxes.....................................    147,070       99,967       477,009       315,103
Income tax provision...............................    (42,483)     (22,893)     (193,722)     (113,688)
                                                      --------     --------     ---------     ---------

Income from continuing operations..................    104,587       77,074       283,287       201,415
Income from discontinued operations, net of tax....     18,986        3,842       110,502         9,391
                                                      --------     --------     ---------     ---------
Net income.........................................  $ 123,573    $  80,916    $  393,789    $  210,806
                                                      ========     ========     =========     =========
Basic earnings per share:
  Income from continuing operations................  $     .76    $     .65    $     2.02    $     1.70
  Income from discontinued operations, net of tax..        .14          .03           .78           .08
                                                      --------     --------     ---------     ---------
  Net income.......................................  $     .90    $     .68    $     2.80    $     1.78
                                                      ========     ========     =========     =========
Diluted earnings per share:
  Income from continuing operations................  $     .74    $     .64    $     1.97    $     1.67
  Income from discontinued operations, net of tax..        .14          .03           .77           .08
                                                      --------     --------     ---------     ---------
  Net income.......................................  $     .88    $     .67    $     2.74    $     1.75
                                                      ========     ========     =========     =========
Weighted average shares outstanding:
  Basic............................................    137,655      118,663       140,436       118,745
                                                      ========     ========     =========     =========
  Diluted..........................................    141,786      120,297       144,770       120,321
                                                      ========     ========     =========     =========
Dividends declared per share.......................  $     .12    $     .10    $      .22    $      .20
                                                      ========     ========     =========     =========



         The financial information included herein has been prepared by management without audit by independent registered public accountants.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                Net
                                                                                              Deferred
                                            Additional                                         Hedge      Cumulative      Total
                                    Common   Paid-in    Treasury    Deferred    Accumulated    Losses,    Translation  Stockholders'
                                    Stock    Capital      Stock   Compensation    Deficit    Net of Tax   Adjustment      Equity
                                    ------  ----------  --------  ------------  -----------  -----------  -----------  ------------

Balance as of January 1, 2005.....  $1,456  $3,705,286  $ (27,793)  $(22,558)    $(634,146)  $  (241,350)   $50,885    $ 2,831,780

 Dividends declared ($.22 per
   common share)..................      -           -          -          -        (31,176)           -          -         (31,176)
 Exercise of long-term incentive
   plan stock options and
   employee stock purchases.......       1       1,310     91,304         -        (52,445)           -          -          40,170
 Purchase of treasury stock.......      -           -    (698,804)        -             -             -          -        (698,804)
 Tax benefits related to
   stock-based compensation.......      -       18,148         -          -             -             -          -          18,148
 Deferred compensation:
   Compensation deferred..........      14      56,016         -     (56,030)           -             -          -              -
   Deferred compensation included
     in net income................      -           -          -      19,619            -             -          -          19,619
   Forfeitures of deferred
     compensation.................      (1)     (5,375)        -       5,708            -             -          -             332
 Net income.......................      -           -          -          -        393,789            -          -         393,789
 Other comprehensive income (loss):
   Net deferred hedge losses,
    net of tax:
     Net deferred hedge losses....      -           -          -          -             -     (1,017,308)       -       (1,017,308)
     Net hedge losses included
       in net income..............      -           -          -          -             -        253,508        -          253,508
     Tax benefits related to net
       hedge losses...............      -           -          -          -             -        306,490        -          306,490
   Translation adjustment.........      -           -          -          -             -             -       7,702          7,702
                                     -----   ---------   --------    -------      --------    ----------     ------     ----------
Balance as of September 30, 2005..  $1,470  $3,775,385  $(635,293)  $(53,261)    $(323,978)  $  (698,660)   $58,587    $ 2,124,250
                                     =====   =========   ========    =======      ========    ==========     ======     ==========



         The financial information included herein has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                        Three months ended         Nine months ended
                                                           September 30,             September 30,
                                                     ----------------------    --------------------------
                                                        2005         2004          2005           2004
                                                     ---------    ---------    -----------    -----------

Cash flows from operating activities:
  Net income......................................   $ 123,573    $  80,916    $   393,789    $   210,806
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depletion, depreciation and amortization.....     136,367      135,459        431,760        405,758
     Impairment of long-lived assets..............          21       34,825            644         34,825
     Exploration expenses, including dry holes....      52,817       13,975        157,604        125,415
     Deferred income taxes........................      30,485       15,377        157,283         94,500
     Loss (gain) on disposition of assets, net....        (394)        (215)        (2,763)            30
     Loss on extinguishment of debt...............      18,633          -           25,975            -
     Accretion of discount on asset retirement
       obligations................................       1,968        2,030          6,210          6,012
     Discontinued operations......................     (15,256)       5,249        (84,118)        15,778
     Interest expense.............................       1,898       (1,094)         4,270        (12,457)
     Commodity hedge related activity.............       1,658      (11,311)        (9,069)       (33,844)
     Amortization of stock-based compensation.....       6,449        2,928         19,619          7,794
     Amortization of deferred revenue.............     (21,882)         -          (53,956)           -
     Other noncash items..........................       3,950          788         10,777          6,492
  Changes in operating assets and liabilities,
   net of effects from acquisition:
     Accounts receivable, net.....................       9,044       13,450        (45,255)       (45,090)
     Inventories..................................      (8,964)      (5,572)       (21,667)        (9,752)
     Prepaid expenses.............................     (13,513)      (6,881)        (7,705)        (2,034)
     Other current assets, net....................         405          380           (124)         1,137
     Accounts payable.............................      27,730      (23,019)        37,294        (27,773)
     Interest payable.............................     (21,593)     (14,526)       (25,957)       (14,440)
     Income taxes payable.........................      (6,314)      (1,460)         5,605          2,995
     Other current liabilities....................      (9,350)      (2,160)       (15,039)        (8,679)
                                                      --------     --------     ----------     ----------
       Net cash provided by operating activities..     317,732      239,139        985,177        757,473
                                                      --------     --------     ----------     ----------
Cash flows from investing activities:
  Payments for acquisition, net of cash acquired..         -       (849,450)          (965)      (849,450)
  Proceeds from disposition of assets.............      63,598          510      1,184,196          1,050
  Additions to oil and gas properties.............    (414,170)    (116,922)      (908,727)      (467,753)
  Other property additions, net...................     (14,337)      (9,894)       (34,059)       (24,137)
                                                      --------     --------     ----------     ----------
       Net cash provided by (used in) investing
         activities...............................    (364,909)    (975,756)       240,445     (1,340,290)
                                                      --------     --------     ----------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt.................     599,700      876,000        976,112      1,032,477
  Principal payments on long-term debt............     (66,967)    (109,002)    (1,440,649)      (401,479)
  Payment of other liabilities....................     (18,462)     (28,059)       (32,437)       (36,178)
  Exercise of long-term incentive plan stock
     options and employee stock purchases.........      12,736        6,273         40,170         20,281
  Purchase of treasury stock......................    (472,580)     (20,963)      (698,804)       (36,249)
  Payment of financing fees.......................      (1,811)        (510)        (1,811)          (642)
  Dividends paid..................................         -            -          (14,332)       (12,005)
                                                      --------     --------     ----------     ----------
       Net cash provided by (used in) financing
           activities.............................      52,616      723,739     (1,171,751)       566,205
                                                      --------     --------     ----------     ----------
Net increase (decrease) in cash and cash
  equivalents.....................................       5,439      (12,878)        53,871        (16,612)
Effect of exchange rate changes on cash and
  cash equivalents................................         618          615          3,380            262
Cash and cash equivalents, beginning of period....      58,451       15,212          7,257         19,299
                                                      --------     --------     ----------     ----------
Cash and cash equivalents, end of period..........   $  64,508    $   2,949    $    64,508    $     2,949
                                                      ========     ========     ==========     ==========


         The financial information included herein has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (in thousands)
                                   (Unaudited)





                                                      Three months ended         Nine months ended
                                                         September 30,              September 30,
                                                    ----------------------    -----------------------
                                                       2005         2004         2005         2004
                                                    ---------    ---------    ----------    ---------

Net income.......................................   $ 123,573    $  80,916    $  393,789    $ 210,806
                                                     --------     --------     ---------     --------
Other comprehensive income (loss):
  Net deferred hedge losses, net of tax:
     Net deferred hedge losses...................    (476,023)    (267,926)   (1,017,308)    (505,522)
     Net hedge losses included in net income.....     122,484       55,850       253,508      142,735
     Tax benefits related to net hedge losses....     145,116       77,873       306,490      134,452
  Translation adjustment.........................      12,561       12,005         7,702        6,185
                                                     --------     --------     ---------     --------
       Other comprehensive loss..................    (195,862)    (122,198)     (449,608)    (222,150)
                                                     --------     --------     ---------     --------
Comprehensive loss...............................   $ (72,289)   $ (41,282)   $  (55,819)   $ (11,344)
                                                     ========     ========     =========     ========





         The financial information included herein has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Argentina, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     On September 28, 2004, the Company completed a merger with Evergreen Resources, Inc. ("Evergreen") that added to the Company's United States and Canadian asset bases and expanded its portfolio of development and exploration opportunities in North America. Evergreen's operations were primarily focused on developing and expanding its coal bed methane production from the Raton Basin in southern Colorado.

     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", the merger was accounted for as a purchase of Evergreen by Pioneer. As a result, the historical financial statements for the Company are those of Pioneer prior to September 28, 2004. See Note C for additional information regarding the Evergreen merger.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     Discontinued operations. During May 2005, the Company sold its interest in Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada. During August 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company has reflected the results of operations of the disposed properties as discontinued operations, rather than as a component of continuing operations. See Note O for additional information regarding discontinued operations.

     Inventories. Inventories were comprised of $62.9 million and $37.9 million of materials and supplies and $2.2 million and $2.4 million of commodities as of September 30, 2005 and December 31, 2004, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first- out basis. As of September 30, 2005 and December 31, 2004, the Company's materials and supplies inventory was net of $.2 million and $.4 million, respectively, of valuation reserve allowances.

     Goodwill. As described in Note C, the Company recorded $322.8 million of goodwill associated with the Evergreen merger. The goodwill was recorded to the Company's United States reporting unit. In accordance with Emerging Issues Task

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


Force Abstract Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and Financial Accounting Standards Board ("FASB") Interpretation No. 44", the Company has reduced goodwill by $16.2 million since September 28, 2004, including $1.1 million and $7.2 million during the three and nine months ended September 30, 2005, respectively, for tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Evergreen merger. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2005, the Company performed its annual assessment of impairment of goodwill and determined that there was no impairment.

     Stock-based compensation. The Company has a long-term incentive plan (the "Long-Term Incentive Plan") under which the Company grants stock-based compensation. The Company accounts for stock-based compensation granted under the Long-Term Incentive Plan using the intrinsic value method prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. The Company did not grant any stock options under the Long-Term Incentive Plan during the nine months ended September 30, 2005. Stock-based compensation expense associated with option grants was not recognized in the determination of the Company's net income during the three and nine months ended September 30, 2005 and 2004, as all options granted under the Long-Term Incentive Plan had exercise prices equal to the market value of the underlying common stock on the dates of grant. Stock-based compensation expense associated with restricted stock awards is deferred and amortized to earnings ratably over the vesting periods of the awards.

     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to stock-based compensation during the three and nine months ended September 30, 2005 and 2004:

                                                         Three months ended        Nine months ended
                                                            September 30,            September 30,
                                                       ---------------------    ---------------------
                                                          2005        2004         2005         2004
                                                       ---------   ---------    ---------   ---------
                                                             (in thousands, except per share amounts)
     Net income, as reported........................   $ 123,573   $  80,916    $ 393,789   $ 210,806
     Plus: Stock-based compensation expense
       included in net income for all awards,
       net of tax (a)...............................       4,095       1,859       12,458       4,949
     Deduct: Stock-based compensation expense
       determined under fair value based method
       for all awards, net of tax (a)...............      (4,586)     (3,273)     (14,669)     (9,809)
                                                        --------    --------     --------    --------
     Pro forma net income...........................   $ 123,082   $  79,502    $ 391,578   $ 205,946
                                                        ========    ========     ========    ========
     Net income per share:
       Basic - as reported..........................   $     .90   $     .68    $    2.80   $    1.78
                                                        ========    ========     ========    ========
       Basic - pro forma............................   $     .89   $     .67    $    2.79   $    1.73
                                                        ========    ========     ========    ========
       Diluted - as reported........................   $     .88   $     .67    $    2.74   $    1.75
                                                        ========    ========     ========    ========
       Diluted - pro forma..........................   $     .87   $     .66    $    2.72   $    1.71
                                                        ========    ========     ========    ========

-----------
(a) For the three and nine months ended September 30, 2005, stock-based compensation expense included in net income is net of tax benefits of $2.4 million and $7.2 million, respectively, as compared to $1.1 million and $2.8 million for the same respective periods in 2004. Similarly, stock-based compensation expense determined under the fair value based method for the three and nine months ended September 30, 2005 is net of tax

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     benefits of $2.6 million and $8.4 million, respectively, as compared to $1.9 million and $5.6 million for the same respective periods in 2004. See Note E for additional information regarding the Company's income taxes.

     New   accounting   pronouncements.   The  following   discussions   provide
information  about new  accounting  pronouncements  that have been issued by the
FASB:

     SFAS 123(R). In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of SFAS 123. SFAS 123(R) also supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach to accounting for stock-based compensation in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized as stock-based compensation expense in the Company's Consolidated Statements of Operations based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS 123(R) must be adopted no later than January 1, 2006 and permits public companies to adopt its requirements using one of two methods:

o A "modified prospective" method in which compensation expense is recognized beginning with the effective date based on the requirements of SFAS 123(R) for all share-based payments granted after the adoption date and based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the adoption date.
o A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits companies to restate either all prior periods presented or prior interim periods of the year of adoption based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

     The Company has elected to adopt the provisions of SFAS 123(R) on January 1, 2006 using the modified prospective method.

     As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method prescribed by APB 25 and related interpretations. As such, the Company generally does not recognize compensation expense associated with employee stock option grants. The Company has not issued stock options to employees since 2003. Consequently, the adoption of SFAS 123(R)'s fair value method will not have a significant impact on the Company's future results of operations or financial position. Had the Company adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the pro forma disclosures above. The adoption of SFAS 123(R) will have no effect on future results of operations related to the Company's unvested outstanding restricted stock awards. The Company estimates that the adoption of SFAS 123(R), based on estimated outstanding unvested stock options, will result in compensation charges of approximately $1.1 million during 2006.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     SFAS 123(R) also requires the tax benefits in excess of recognized compensation expenses to be reported as a financing cash flow rather than as an operating cash flow as required under current literature. This requirement may serve to reduce the Company's future cash flows from operating activities and increase future cash flows from financing activities, to the extent of associated tax benefits that may be realized in the future.

     FIN 47. In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The interpretation is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47, if any, would be recognized as a change in accounting principle; however, the Company does not believe that the adoption of FIN 47 will impact its consolidated financial statements.

     FSP FAS 19-1. In April 2005, the FASB issued Staff Position No. FAS 19-1, "Accounting for Suspended Well Costs" ("FSP FAS 19-1"). FSP FAS 19-1 amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" ("SFAS 19"), to allow continued capitalization of exploratory well costs beyond one year from the completion of drilling under circumstances where the well has found a sufficient quantity of reserves to justify its completion as a producing well and the enterprise is making sufficient progress assessing the reserves and the economic and operating viability of the project. FSP FAS 19-1 also amends SFAS 19 to require enhanced disclosures of suspended exploratory well costs in the notes to the consolidated financial statements. The Company adopted the new requirements during the second quarter of 2005. See Note D for additional information regarding the Company's exploratory well costs. The adoption of FSP FAS 19-1 did not impact the Company's consolidated financial position or results of operations.

NOTE C.     Evergreen Merger

     On September 28, 2004, Pioneer completed its merger with Evergreen, with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer. The merger with Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $851.1 million of cash paid to the Evergreen shareholders at closing, net of $12.1 million of acquired cash. The cash consideration paid in the merger was financed through borrowings on a $900 million 364-day senior unsecured revolving credit facility (the "364-Day Credit Agreement"). See Note F for additional information about the 364-Day Credit Agreement.

     The Company recorded $322.8 million of goodwill associated with the Evergreen merger, which represented the excess of the purchase consideration over the net fair value of the identifiable net assets acquired.

     The following unaudited pro forma combined condensed financial data for the three and nine months ended September 30, 2004 was derived from the historical financial statements of Pioneer and Evergreen giving effect to the Evergreen merger as if it had occurred on January 1, 2004. The unaudited pro forma combined condensed financial data have been included for comparative purposes only, are not necessarily indicative of the results that might have occurred had the merger taken place on January 1, 2004 and are not intended to be a projection of future results.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                                          Three months           Nine months
                                                             ended                  ended
                                                       September 30, 2004     September 30, 2004
                                                       ------------------     ------------------
                                                        (in thousands, except per share amounts)
   Revenues...........................................     $  492,557             $1,462,922
                                                            =========              =========
   Income from continuing operations..................     $   76,148             $  217,194
   Income from discontinued operations, net of tax....          3,842                  9,391
                                                             --------              ---------
   Net income.........................................     $   79,990             $  226,585
                                                            =========              =========
   Basic earnings per share:
     Income from continuing operations................     $      .53             $     1.51
     Income from discontinued operations, net of tax..            .03                    .06
                                                             --------              ---------
     Net income.......................................     $      .56             $     1.57
                                                            =========              =========
   Diluted earnings per share:
     Income from continuing operations................     $      .51             $     1.47
     Income from discontinued operations, net of tax..            .03                    .06
                                                             --------              ---------
     Net income.......................................     $      .54             $     1.53
                                                            =========              =========

NOTE D.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. If the exploratory well is determined to be impaired, the well costs are charged to expense.

     The following table reflects the Company's capitalized exploratory well activity during the three and nine months ended September 30, 2005 and the years ended December 31, 2004 and 2003:

                                                                                                      Year ended
                                                      Three months           Nine months             December 31,
                                                          ended                 ended           ---------------------
                                                    September 30, 2005    September 30, 2005      2004         2003
                                                    ------------------    ------------------    --------    ---------
                                                                                (in thousands)
   Beginning capitalized exploratory well costs....     $ 134,587             $ 126,472         $108,986    $  71,500
   Additions to exploratory well costs pending the
     determination of proved reserves..............        50,478               148,502          156,937      216,352
   Reclassifications due to determination of
     proved reserves...............................        (9,362)              (54,261)         (56,639)    (117,966)
   Exploratory well costs charged to expense.......       (10,452)              (55,462)         (82,812)     (60,900)
                                                         --------              --------          -------     --------
   Ending capitalized exploratory well costs ......     $ 165,251             $ 165,251         $126,472    $ 108,986
                                                         ========              ========          =======     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     The following table provides an aging as of September 30, 2005 and December 31, 2004 and 2003 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                                      December 31,
                                                                 September 30,   ---------------------
                                                                     2005          2004         2003
                                                                 ------------    ---------    --------
                                                                   (in thousands, except well counts)
  Capitalized exploratory well costs that have been
     capitalized for a period of one year or less..............    $ 74,084       $ 35,046    $ 75,120
  Capitalized exploratory well costs that have been
     capitalized for a period greater than one year............      91,167         91,426      33,866
                                                                    -------        -------     -------
                                                                   $165,251       $126,472    $108,986
                                                                    =======        =======     =======
  Number of wells with exploratory well costs that
     have been capitalized for a period greater than one year..           7             10           3
                                                                    =======        =======     =======

     The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of September 30, 2005 and December 31, 2004 and 2003:

                                                                                      December 31,
                                                                 September 30,   ---------------------
                                                                     2005          2004         2003
                                                                 ------------    ---------    --------
                                                                              (in thousands)
     United States:
       Ozona Deep..............................................    $ 19,423       $ 19,462    $ 19,003
       Oooguruk................................................      50,507         47,083         -

     Canada - Other............................................         -            1,214         -
     South Africa - Gas Project................................      15,520         14,895      14,863
     Tunisia - Anaguid.........................................       5,717          8,772         -
                                                                    -------        -------     -------
         Total.................................................    $ 91,167       $ 91,426    $ 33,866
                                                                    =======        =======     =======

     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Ozona Deep. The Company's Ozona Deep exploration well was drilled during 2002 and found quantities of oil believed to be commercial; however, given its location in the Gulf of Mexico, it is necessary to have a signed production handling agreement ("PHA") with infrastructure in the area to ensure the economics associated with the discovery prior to doing further appraisal drilling. During the third quarter of 2005, Pioneer and the operator of Ozona Deep signed a Capacity Commitment Agreement ("CCA") with a third party platform to bring future production from the discovery to the third party's platform. The Company anticipates entering into a PHA based on the CCA and drilling an appraisal well during 2006.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


commercial arrangements confirm favorable development economics, the Company plans to begin development operations during 2006, subject to regulatory approvals, with first oil sales targeted in 2008. Simultaneously, the Company is working to secure throughput agreements to process the associated potential oil production at a nearby facility should the project be sanctioned.

     South Africa - Gas Project. During 2001, the Company drilled two South African discovery wells that found quantities of gas and condensate believed to be commercial. During 2004, 2003 and 2002, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with a gas-to-liquids ("GTL") plant located at Mossel Bay to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005, and based on that study, the GTL plant operator initiated purchase orders for long-lead time infrastructure components.

     During the third quarter of 2005, the Company and the GTL plant operator announced that they had reached an agreement to develop the gas and condensate fields discovered offshore South Africa. The companies signed a Memorandum of Understanding finalizing the terms for jointly developing the gas fields to provide feedstock for the GTL plant. The agreement is subject to approval by the GTL plant operator's board of directors.

     Tunisia - Anaguid. During 2003, the Company drilled two exploration wells on its Anaguid Block in Tunisia which found quantities of gas and condensate believed to be commercial. During 2004, the wells were scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. In the third quarter of 2005, the project operator, along with the Company, conducted an extended production test of one of the two existing exploration wells and drilled an offset appraisal well to the other exploration well.

     The results of the extended production test were unfavorable and the Company has expensed the costs associated with this well in the third quarter of 2005, which were approximately $5.1 million. However, the appraisal well offsetting the second discovery encountered gas and condensate in a similar horizon to the initial well. The Company, along with the operator, is currently reviewing data from the appraisal well to determine whether development of the area is economical.

NOTE E.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in the United States, state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of September 30, 2005, the Company's valuation allowance was $91.3 million, primarily related to foreign tax jurisdictions.

     In October 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA includes a dividend deduction of 85 percent of qualified foreign earnings that are repatriated, as defined in the AJCA. During June 2005, the Company determined that it was advantageous to apply the provisions of the AJCA to qualified foreign earnings that could be repatriated. The Company formalized a repatriation plan in June 2005 and repatriated $313 million from Canada, South Africa and Tunisia. Based on the current understanding of the provisions of the AJCA and projections of future foreign earnings, the Company estimates that approximately $164.3 million of the repatriated funds will qualify for the dividend exclusion. The Company is obligated by the provisions of the AJCA to invest the qualifying dividends in the United States within a reasonable period of time. The Company estimated the cash tax liability associated with the qualifying dividends to be approximately $9.0 million for 2005. During the nine months ended September 30, 2005, the Company recognized income tax expense of $4.7 million related to continuing operations and $2.9 million related to discontinued operations associated with qualifying dividends. If funds are

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


available, the Company may repatriate additional earnings during 2005. Further repatriation under the AJCA will be dependent upon the Company's financial results and activities for the remainder of 2005.

     The Company's income tax provision attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2005 and 2004:

                                             Three months ended         Nine months ended
                                                September 30,             September 30,
                                           ----------------------    ----------------------
                                              2005         2004         2005         2004
                                           ---------    ---------    ---------    ---------
                                                           (in thousands)
      Current:
         U.S. federal...................   $   3,308    $     -      $   7,965    $   2,500
         U.S. state and local...........        (474)         300         (343)         601
         Foreign........................       9,164        7,216       28,817       16,087
                                            --------     --------     --------     --------
                                              11,998        7,516       36,439       19,188
                                            --------     --------     --------     --------
      Deferred:
         U.S. federal...................      25,828       14,692      147,147       94,058
         U.S. state and local...........         782          599        5,369        3,662
         Foreign........................       3,875           86        4,767       (3,220)
                                            --------     --------     --------     --------
                                              30,485       15,377      157,283       94,500
                                            --------     --------     --------     --------
                                           $  42,483    $  22,893    $ 193,722    $ 113,688
                                            ========     ========     ========     ========

     Included in the Company's income tax provision for the nine months ended September 30, 2005 is the reversal of a $26.9 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. The Company reversed the tax benefit as a result of signing an agreement in June 2005 to sell its shares in the subsidiary that owns the interest in the Olowi block to an unaffiliated buyer, which made it more likely than not that the Company would not realize the originally recorded tax benefit. The sale of the shares in the subsidiary that owns the interest in the Olowi block was completed during October 2005 and the Company will recognize a gain during the fourth quarter of approximately $47 million with no associated income tax effect in either Gabon or the United States. See Note P for additional discussion regarding the close of the Gabon sale. In accordance with FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company's income tax provision for the nine months ended September 30, 2005 includes a portion of the beneficial effect that this tax-free income will have on the Company's year-end effective tax rate.

NOTE F.     Long-term Debt

     Lines of credit. During September 2005, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Amended Credit Agreement") that amended the Company's $700 million 5-Year Revolving Credit Agreement. The Amended Credit Agreement matures in September 2010 unless extended in accordance with the terms of the Amended Credit Agreement. The terms of the Amended Credit Agreement provide for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $1.8 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Amended Credit Agreement. In connection with the funding of the Amended Credit Agreement on September 30, 2005, all amounts outstanding under the 364-Day Credit Agreement were retired and the 364-Day Credit Agreement was terminated.

     Borrowings under the Amended Credit Agreement may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $100 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the "Applicable Margin") that is determined by reference to a grid based on the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


Company's debt rating (currently .625 percent). The Applicable Margin is increased by .10 percent to .125 percent per annum, depending on the Company's debt rating if total borrowings under the Amended Credit Agreement exceed 50 percent of the aggregate loan commitments. Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. The Company pays commitment fees on the undrawn amounts under the Amended Credit Agreement that are determined by reference to a grid based on the Company's debt rating, which commitment fees were .125 percent per annum at September 30, 2005.

     As of September 30, 2005, the Company had $755.0 million borrowed under the Amended Credit Agreement, bearing interest at an effective rate of 4.75 percent per annum. Including $35.3 million of undrawn letters of credit, the Company had $709.7 million of unused borrowing capacity under the Amended Credit Agreement on September 30, 2005.

     The Amended Credit Agreement contains certain financial covenants, which include the maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least
3.5 to 1.0; maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0; and if the Company should fall below an investment grade rating by both Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Ratings Group, Inc. ("S&P") prior to attaining a mid-investment grade rating (as defined in the Amended Credit Agreement) by either of such rating agencies, then such covenants would also include the maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.50 to 1.0 for the first 18 months following the date of the Amended Credit Agreement, and 1.75 to 1.0 thereafter. As of September 30, 2005, the Company was in compliance with all of its debt covenants.

     Senior notes. During the three and nine months ended September 30, 2005, the Company redeemed $19.0 million and $51.4 million, respectively, of principal amount of its outstanding 9-5/8% senior notes due 2010 (the "9-5/8% Notes"). The Company recognized a pretax charge in other expense in the accompanying Consolidated Statements of Operations on the redemption of the 9-5/8% Notes of $4.4 million and $11.7 million for the three and nine months ended September 30, 2005, respectively.

     During September 2005, the Company accepted tenders to purchase for cash $188.4 million in principal amount of its 5.875% Senior Notes due 2012 (the "5.875% Notes"), which represented 97 percent of the outstanding principal amount. In addition, the Company received sufficient consents from the holders of the 5.875% Notes to permanently remove substantially all of the operating restrictions contained in the indenture governing the 5.875% Notes. Associated with the tenders to purchase the 5.875% Notes, the Company recorded a $6.9 million debt extinguishment charge during the third quarter of 2005, which is included in other expense in the accompanying Consolidated Statements of Operations.

     During September 2005, the Company announced its intention to redeem under the "make-whole" provision contained in the governing indentures the remaining $12.6 million and $16.2 million of aggregate principal amount outstanding of its 9-5/8% Notes and its 7.50% Senior Notes due 2012 (the "7.50% Notes"), respectively. During September 2005, the "make-whole" premium was established.
Consequently, the Company accrued the "make-whole" premium, which was paid during October 2005, and recognized a pretax loss on the redemptions of $7.4 million, which is included in other expense in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2005.

NOTE G.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into or terminate interest rate swap contracts with the objective of reducing its costs of capital. During the nine months ended September 30, 2004, the Company entered into interest rate swap contracts to hedge a portion of the fair value of its

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


senior notes. The terms of the interest rate swap contracts were for notional amounts that matched the scheduled maturity of the hedged senior notes, required the counterparties to pay the Company a fixed annual interest rate equal to the stated bond coupon rates on the notional amounts and required the Company to pay the counterparties variable annual interest rates on the notional amounts equal to the periodic LIBOR plus a weighted average annual margin. During the three and nine months ended September 30, 2004, settlements of open fair value hedges reduced the Company's interest expense by $.2 million and $2.2 million, respectively. As of September 30, 2005 and December 31, 2004, the Company was not a party to any open fair value hedges.

     As of September 30, 2005, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $5.7 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as increases or decreases to interest expense over the original terms of the terminated agreements. The amortization of deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $.5 million and $3.8 million during the three and nine months ended September 30, 2005, respectively, as compared to $3.4 and $16.7 million during the same respective periods of 2004.

     The following table sets forth, as of September 30, 2005, the scheduled amortization of net deferred hedge gains and losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases in the case of losses, and decreases in the case of gains, to the Company's future interest expense:

                                       Three months
                                          ending                    Year ending December 31,
                                       December 31,    ------------------------------------------------------
                                           2005          2006       2007       2008       2009     Thereafter
                                       ------------    -------    -------    -------    -------    ----------
                                                                          (in thousands)

  Net deferred hedge gains (losses)...   $  306        $   175    $(1,809)   $  (980)   $(1,066)    $(5,573)
                                          ======        ======     ======     ======     ======      ======

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     Oil prices. All material physical sales contracts governing the Company's United States oil production have been tied directly or indirectly to NYMEX prices. As of September 30, 2005, all of the Company's oil hedges were designated as hedges of United States forecasted sales. The following table sets forth the Bbls hedged under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2005:

                                     First          Second          Third           Fourth        Outstanding
                                    Quarter         Quarter        Quarter          Quarter         Average
                                 -------------   -------------   -------------   -------------   -------------
  Average daily oil production
     hedged:
      2005 - Swap Contracts
        Volume (Bbl)...........                                                         27,000          27,000
        Price per Bbl..........                                                  $       27.97   $       27.97

      2006 - Swap Contracts
        Volume (Bbl)...........         10,000          10,000          10,000          10,000          10,000
        Price per Bbl..........  $       31.69   $       31.69   $       31.69   $       31.69   $       31.69

      2006 - Collar Contracts
        Volume (Bbl)...........          8,500           9,000           9,500           9,500           9,129
        Price per Bbl..........  $43.82-$73.43   $44.17-$74.63   $44.47-$75.70   $44.47-$75.70   $44.25-$74.92

      2007 - Swap Contracts
        Volume (Bbl)...........         13,000          13,000          13,000          13,000          13,000
        Price per Bbl..........  $       30.89   $       30.89   $       30.89   $       30.89   $       30.89

      2007 - Collar Contracts
        Volume (Bbl)...........          4,500           4,500           4,500           4,500           4,500
        Price per Bbl..........  $50.00-$90.43   $50.00-$90.43   $50.00-$90.43   $50.00-$90.43   $50.00-$90.43

      2008 - Swap Contracts
        Volume (Bbl)...........         17,000          17,000          17,000          17,000          17,000
        Price per Bbl..........  $       29.21   $       29.21   $       29.21   $       29.21   $       29.21

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments and the net effect of oil hedges. The following table sets forth the Company's oil prices from continuing operations, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of oil price hedges on oil revenue for the three and nine months ended September 30, 2005 and 2004:

                                                        Three months ended     Nine months ended
                                                           September 30,          September 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------

     Average price reported per Bbl.................   $  40.66   $  33.29   $  36.56   $  30.46
     Average price realized per Bbl.................   $  56.64   $  39.50   $  49.14   $  35.59
     Reduction to oil revenue (in millions) (a).....   $  (61.6)  $  (25.3)  $ (150.7)  $  (61.2)

---------
(a) Excludes hedge losses of $3.1 million and $2.3 million attributable to discontinued operations for the three months ended September 30, 2005 and 2004, respectively, and $11.1 million and $7.4 million attributable to the nine months ended September 30, 2005 and 2004, respectively.

     Natural gas liquids prices. During the three and nine months ended September 30, 2005 and 2004, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at September 30, 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. As of September 30, 2005, all of the Company's gas hedges were designated as hedges of United States and Canadian forecasted sales. The following table sets forth the MMBtus hedged under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2005:

                                              First         Second         Third          Fourth        Outstanding
                                             Quarter        Quarter        Quarter        Quarter         Average
                                           ------------   ------------   ------------   ------------   --------------
Average daily gas production hedged:
   2005 - Swap Contracts
     Volume (MMBtu).....................                                                     253,535         253,535
     Index price per MMBtu..............                                                $       5.17   $        5.17

   2006 - Swap Contracts
     Volume (MMBtu).....................         73,710         73,790         73,880         73,984          73,842
     Index price per MMBtu..............   $       4.30   $       4.30   $       4.31   $       4.31   $        4.30

   2006 - Collar Contracts
     Volume (MMBtu).....................        200,000        175,000        175,000        185,000         183,685
     Index price per MMBtu..............   $6.72-$13.17   $6.58-$13.90   $6.58-$13.90   $6.58-$14.11   $ 6.62-$13.76

   2007 - Swap Contracts
     Volume (MMBtu).....................         29,071         29,146         29,231         29,329          29,195
     Index price per MMBtu..............   $       4.27   $       4.28   $       4.29   $       4.29   $        4.28

   2007 - Collar Contracts
     Volume (MMBtu).....................        215,000        215,000        215,000        215,000         215,000
     Index price per MMBtu..............   $6.57-$11.84   $6.57-$11.84   $6.57-$11.84   $6.57-$11.84   $ 6.57-$11.84

   2008 - Swap Contracts
     Volume (MMBtu).....................          5,000          5,000          5,000          5,000           5,000
     Index price per MMBtu..............   $       5.38   $       5.38   $       5.38   $       5.38   $        5.38

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments and the net effect of gas hedges. The following table sets forth the Company's gas prices from continuing operations, both reported (including hedge results) and realized (excluding hedge results), and the net effect of settlements of gas price hedges on gas revenue for the three and nine months ended September 30, 2005 and 2004:

                                                       Three months ended     Nine months ended
                                                          September 30,          September 30,
                                                       -------------------   -------------------
                                                         2005       2004       2005       2004
                                                       --------   --------   --------   --------

     Average price reported per Mcf.................   $   5.70   $   4.11   $   5.33   $   4.27
     Average price realized per Mcf.................   $   6.68   $   4.55   $   5.82   $   4.65
     Reduction to gas revenue (in millions) (a).....   $  (57.7)  $  (25.7)  $  (91.6)  $  (67.2)

---------
(a) Excludes hedge losses of $2.5 million and $6.9 million attributable to discontinued operations for the three and nine months ended September 30, 2004.

     Hedge ineffectiveness. During the three and nine months ended September 30, 2005, the Company recognized hedge ineffectiveness charges to other expense of $12.3 million and $23.8 million, respectively, as compared to a gain of $.3 million and a charge of $1.5 million during the same respective periods of 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of September 30, 2005 and December 31, 2004, AOCI - Hedging represented net deferred losses of $698.7 million and $241.4 million, respectively. The AOCI - Hedging balance as of September 30, 2005 was comprised of $1.1 billion of net deferred losses on the effective portions of open cash flow hedges, $31.9 million of net deferred losses on terminated cash flow hedges (including $3.2 million of net deferred losses on terminated cash flow interest rate hedges) and $431.2 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the nine months ended September 30, 2005 was primarily attributable to increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the twelve months ending September 30, 2006, based on current estimates of future commodity prices, the Company expects to reclassify $538.3 million of net deferred losses associated with open commodity hedges and $7.3 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $199.2 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending September 30, 2006 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of September 30, 2005, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as decreases in the case of losses, and increases in the case of gains, to the Company's future oil and gas revenues:

                                              First     Second      Third     Fourth
                                             Quarter    Quarter    Quarter    Quarter     Total
                                             -------    -------    -------    -------    --------
                                                                (in thousands)

   2005 net deferred hedge losses.........                                    $(1,873)   $ (1,873)
   2006 net deferred hedge losses.........   $(5,098)   $  (302)    $   (59)  $  (727)   $ (6,186)
   2007 net deferred hedge gains (losses).   $(3,764)   $   148     $   424   $  (347)   $ (3,539)
   2008 net deferred hedge losses.........   $(2,877)   $  (372)    $  (284)  $  (839)   $ (4,372)
   2009 net deferred hedge losses.........   $(2,330)   $  (232)    $  (230)  $  (822)   $ (3,614)
   2010 net deferred hedge losses.........   $  (667)   $  (620)    $  (578)  $  (539)   $ (2,404)
   2011 net deferred hedge losses.........   $  (873)   $  (889)    $  (903)  $  (906)   $ (3,571)
   2012 net deferred hedge losses.........   $  (810)   $  (791)    $  (784)  $  (772)   $ (3,157)
                                                                                          -------
                                                                                         $(28,716)
                                                                                          =======

NOTE H.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143, "Accounting for Asset Retirement Obligations" during the three and nine months ended September 30, 2005 and 2004:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                                     Three months ended         Nine months ended
                                                        September 30,             September 30,
                                                   ----------------------    ----------------------
                                                      2005         2004         2005         2004
                                                   ---------    ---------    ---------    ---------
                                                                   (in thousands)

     Beginning asset retirement obligations.....   $ 117,753    $ 108,820    $ 120,879    $ 105,036
       Liabilities assumed in acquisitions......       3,013       14,541        3,013       14,541
       New wells placed on production and
          changes in estimates (a)..............      32,813          170       35,408        3,238
       Disposition of wells.....................     (17,863)         -        (23,101)         -
       Liabilities settled......................      (3,311)      (1,082)      (7,566)      (4,060)
       Accretion of discount....................       1,968        2,030        6,210        6,012
       Currency translation.....................         754          619          284          331
                                                    --------     --------     --------     --------
     Ending asset retirement obligations .......   $ 135,127    $ 125,098    $ 135,127    $ 125,098
                                                    ========     ========     ========     ========

-----------
(a) Includes, for the three and nine month periods ended September 30, 2005, a $32.8 million increase in the abandonment estimate of the East Cameron facilities that were destroyed by Hurricane Rita. See Note N for additional information regarding this loss.

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE I.     Postretirement Benefit Obligations

     As of September 30, 2005 and December 31, 2004, the Company had recorded $15.4 million and $15.5 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three and nine months ended September 30, 2005 and 2004:

                                                       Three months ended       Nine months ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        2005        2004        2005        2004
                                                      --------    --------    --------    --------
                                                                     (in thousands)
    Beginning accumulated postretirement benefit
      obligations..................................   $ 15,517    $ 15,611    $ 15,534    $ 15,556
       Benefit payments............................       (413)       (244)     (1,042)       (758)
       Service costs...............................         81          59         243         176
       Accretion of discounts......................        225         226         675         678
                                                       -------     -------     -------     -------
    Ending accumulated postretirement benefit
      obligations..................................   $ 15,410    $ 15,652    $ 15,410    $ 15,652
                                                       =======     =======     =======     =======

NOTE J.     Commitments and Contingencies

     Legal actions. The Company is party to various legal actions incidental to its business, including, but not limited to, the proceedings described below. The majority of these legal actions primarily involve claims for damages arising from oil and gas leases and ownership interest disputes. The Company believes that the ultimate disposition of these legal actions will not have a material adverse effect on the Company's consolidated financial position, liquidity, capital resources or future results of operations. The Company will continue to evaluate its litigation matters on a quarter-by- quarter basis and will adjust its litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)



     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a "cost of production", and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 100 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $34 million related to the cost of production claim and approximately $42 million related to the helium claim, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     Argentine Environmental. The Company's subsidiary in Argentina is involved in various administrative proceedings with environmental authorities in the Neuquen Province relating to permits for and discharges from operations in that province. The Company's subsidiary is cooperating with the proceedings, although it from time to time challenges whether certain assessed fines are appropriate. The Company estimates that fines assessed in these proceedings will be immaterial, but in the aggregate could exceed $100,000. The Company's subsidiary in Argentina has also been named in a suit against various oil companies operating in the Neuquen basin entitled Asociacion de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry without specifically alleging how any of the defendants caused this injury. The plaintiffs principally seek creation of an insured fund to remediate the environment. The Company's subsidiary intends to defend itself in the case. Although the suit is at an early procedural stage and involves novel theories, the Company does not believe that the lawsuit will have a material adverse effect on its business or financial condition.

     Dorchester Refining Company Site. A subsidiary of the Company has been notified by a letter from the Texas Commission on Environmental Quality ("TCEQ") dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State
Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation, or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not believe that this matter will have a material adverse effect on its business or financial condition.

     Environmental Protection Agency Investigation. On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency ("EPA") that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Kuparuk in Harrison Bay, Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety, or welfare or the environment. The Company intends to cooperate with the EPA's investigation.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     The following table is a reconciliation of basic income from continuing operations to diluted income from continuing operations for the three and nine months ended September 30, 2005 and 2004:

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                            2005        2004          2005         2004
                                                         ---------    ---------    ---------    ---------
                                                                                (in thousands)

   Basic income from continuing operations............   $ 104,587    $  77,074    $ 283,287    $ 201,415
   Interest expense on convertible notes, net of tax..         802          -          2,405          -
                                                          --------     --------     --------     --------
   Diluted income from continuing operations..........   $ 105,389    $  77,074    $ 285,692    $ 201,415
                                                          ========     ========     ========     ========

     The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2005 and 2004:

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                            2005        2004          2005         2004
                                                         ---------    ---------    ---------    ---------
                                                                                (in thousands)

   Weighted average common shares outstanding (a):
      Basic...........................................     137,655      118,663      140,436      118,745
      Dilutive common stock options (b)...............       1,106        1,067        1,169        1,108
      Restricted stock awards.........................         698          567          838          468
      Convertible notes dilution (c)..................       2,327          -          2,327          -
                                                          --------      -------     --------     --------
      Diluted.........................................     141,786      120,297      144,770      120,321
                                                          ========      =======     ========     ========

---------------
(a) During August 2005, the Company's board of directors approved a new share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $650 million of which was immediately initiated through open market transactions. As of September 30, 2005, the Company had repurchased 9.0 million shares at an aggregate cost of $390.7 million under the $650 million program. During October 2005, the Company repurchased another 4.9 million shares at an aggregate cost of $250.0 million pursuant to a repurchase plan conforming to the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934. The $650 million program is expected to be completed by the end of 2005. The remaining $350 million is subject to the completion of the deepwater Gulf of Mexico and Argentine divestments.
(b) Common stock options to purchase 761,313 shares and 274,246 shares of common stock were outstanding but not included in the computations of diluted income per share from continuing operations for the three and nine months ended September 30, 2004 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(c) Associated with the Evergreen merger, the Company assumed convertible notes eligible for 2.3 million shares of the Company's common stock upon conversion.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     As previously referred to in Note B, during 2005, the Company sold Canadian and United States oil and gas properties having carrying values of $58.9 million and $31.4 million, respectively, on their dates of sale. The results of operations of those properties have been reclassified as discontinued operations in accordance with GAAP and are excluded from the geographic operating segment information provided below. See Note O for information regarding the Company's discontinued operations.

     The following tables provide the Company's interim geographic operating segment data for the three and nine months ended September 30, 2005 and 2004. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


                                         United                            Africa                    Consolidated
                                         States    Argentina    Canada    and Other   Headquarters       Total
                                        --------   ---------   --------   ---------   ------------   ------------
                                                                 (in thousands)
Three months ended September 30, 2005:
 Revenues and other income:
   Oil and gas........................  $429,789   $ 46,048    $ 29,571   $  52,974      $    -        $ 558,382
   Interest and other.................       -          -           -           -           9,460          9,460
   Gain on disposition of assets, net.       290        -           -           -             104            394
                                         -------    -------     -------    --------       -------       --------
                                         430,079     46,048      29,571      52,974         9,564        568,236
                                         -------    -------     -------    --------       -------       --------
 Costs and expenses:
   Oil and gas production.............    90,082     10,125       9,766       8,449           -          118,422
   Depletion, depreciation and
      amortization....................    91,872     23,232       8,988       6,796         5,479        136,367
   Impairment of long-lived assets....       -          -           -            21           -               21
   Exploration and abandonments.......    47,994      6,597       1,405       8,202           -           64,198
   General and administrative.........       -          -           -           -          32,749         32,749
   Accretion of discount on asset
      retirement obligations..........       -          -           -           -           1,968          1,968
   Interest...........................       -          -           -           -          29,268         29,268
   Other..............................       -          -           -           -          38,173         38,173
                                         -------    -------     -------    --------       -------       --------
                                         229,948     39,954      20,159      23,468       107,637        421,166
                                         -------    -------     -------    --------       --------      --------
  Income (loss) from continuing
    operations before income taxes....   200,131      6,094       9,412      29,506       (98,073)       147,070
  Income tax benefit (provision)......   (73,048)    (2,134)     (3,435)    (10,905)       47,039        (42,483)
                                         -------    -------     -------    --------       -------       --------
  Income (loss) from continuing
    operations........................  $127,083   $  3,960    $  5,977   $  18,601      $(51,034)     $ 104,587
                                         =======    =======     =======    ========       =======       ========

Three months ended September 30, 2004:
 Revenues and other income:
   Oil and gas........................  $341,241   $ 40,288    $ 10,170   $  33,876      $    -        $ 425,575
   Interest and other.................       -          -           -           -           1,212          1,212
   Gain on disposition of assets, net.       -          -           -           -             215            215
                                         -------    -------     -------    --------       -------       --------
                                         341,241     40,288      10,170      33,876         1,427        427,002
                                         -------    -------     -------    --------       -------       --------
 Costs and expenses:
   Oil and gas production.............    58,198      8,917       3,761       4,219           -           75,095
   Depletion, depreciation and
      amortization....................   103,085     17,304       4,844       7,333         2,893        135,459
   Impairment of long-lived assets....       -          -           -        34,825           -           34,825
   Exploration and abandonments.......    18,543      2,898       4,135       7,306           -           32,882
   General and administrative.........       -          -           -           -          19,431         19,431
   Accretion of discount on asset
      retirement obligations..........       -          -           -           -           2,030          2,030
   Interest...........................       -          -           -           -          24,827         24,827
   Other..............................       -          -           -           -           2,486          2,486
                                         -------    -------     -------    --------       -------       --------
                                         179,826     29,119      12,740      53,683        51,667        327,035
                                         -------    -------     -------    --------       -------       --------
  Income (loss) from continuing
    operations before income taxes....   161,415     11,169      (2,570)    (19,807)      (50,240)        99,967
  Income tax benefit (provision)......   (58,916)    (3,909)        970       7,876        31,086        (22,893)
                                         -------    -------     -------    --------       -------       --------
  Income (loss) from continuing
    operations........................  $102,499   $  7,260    $ (1,600)  $ (11,931)     $(19,154)     $  77,074
                                         =======    =======     =======    ========       =======       ========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                          United                            Africa                    Consolidated
                                          States     Argentina    Canada    and Other   Headquarters       Total
                                        ----------   ---------   --------   ---------   ------------   ------------
                                                                  (in thousands)
Nine months ended September 30, 2005:
 Revenues and other income:
   Oil and gas........................  $1,245,026   $124,857    $ 73,620   $ 149,967      $     -      $1,593,470
   Interest and other.................         -          -           -           -           85,689        85,689
   Gain on disposition of assets, net.       2,322        -           -           -              441         2,763
                                         ---------    -------     -------    --------       --------     ---------
                                         1,247,348    124,857      73,620     149,967         86,130     1,681,922
                                         ---------    -------     -------    --------       --------     ---------
 Costs and expenses:
   Oil and gas production.............     252,125     27,527      27,370      23,849            -         330,871
   Depletion, depreciation and
      amortization....................     308,401     61,050      23,429      23,434         15,446       431,760
   Impairment of long-lived assets....         -          -           -           644            -             644
   Exploration and abandonments.......     119,933     15,031       7,828      40,879            -         183,671
   General and administrative.........         -          -           -           -           91,551        91,551
   Accretion of discount on asset
      retirement obligations..........         -          -           -           -            6,210         6,210
   Interest...........................         -          -           -           -           92,731        92,731
   Other..............................         -          -           -           -           67,475        67,475
                                         ---------    -------     -------    --------       --------     ---------
                                           680,459    103,608      58,627      88,806        273,413     1,204,913
                                         ---------    -------     -------    --------       --------     ---------
  Income (loss) from continuing
    operations before income taxes....     566,889     21,249      14,993      61,161       (187,283)      477,009
  Income tax benefit (provision)......    (206,915)    (7,438)     (5,472)    (21,440)        47,543      (193,722)
                                         ---------    -------     -------    --------       --------     ---------
  Income (loss) from continuing
    operations........................  $  359,974   $ 13,811    $  9,521   $  39,721      $(139,740)   $  283,287
                                         =========    =======     =======    ========       ========     =========

Nine months ended September 30, 2004:
 Revenues and other income:
   Oil and gas........................  $1,029,625   $ 97,785    $ 31,685   $ 106,649      $     -      $1,265,744
   Interest and other.................         -          -           -           -            4,557         4,557
   Gain (loss) on disposition of
     assets, net......................          51        -          (252)        -              171           (30)
                                         ---------    -------     -------    --------       --------     ---------
                                         1,029,676     97,785      31,433     106,649          4,728     1,270,271
                                         ---------    -------     -------    --------       --------     ---------
 Costs and expenses:
   Oil and gas production.............     165,146     24,092      12,417      21,052            -         222,707
   Depletion, depreciation and
      amortization....................     302,127     44,666      15,177      35,466          8,322       405,758
   Impairment of long-lived assets....         -          -           -        34,825            -          34,825
   Exploration and abandonments.......      83,933     14,295      17,527      36,478            -         152,233
   General and administrative.........         -          -           -           -           54,846        54,846
   Accretion of discount on asset
      retirement obligations..........         -          -           -           -            6,012         6,012
   Interest...........................         -          -           -           -           67,805        67,805
   Other..............................         -          -           -           -           10,982        10,982
                                         ---------    -------     -------    --------       --------     ---------
                                           551,206     83,053      45,121     127,821        147,967       955,168
                                         ---------    -------     -------    --------       --------     ---------
  Income (loss) from continuing
    operations before income taxes....     478,470     14,732     (13,688)    (21,172)      (143,239)      315,103
  Income tax benefit (provision)......    (174,642)    (5,156)      5,167       8,669         52,274      (113,688)
                                         ---------    -------     -------    --------       --------     ---------
  Income (loss) from continuing
    operations........................  $  303,828   $  9,576    $ (8,521)  $ (12,503)     $ (90,965)   $  201,415
                                         =========    =======     =======    ========       ========     =========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


NOTE M.     Volumetric Production Payments

     During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two volumetric production payment ("VPP") agreements for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to reduce outstanding indebtedness. The first January VPP sold 58 Bcf of Hugoton field gas volumes over an expected five-year term that began in February 2005 for $275.2 million. The second January VPP sold 10.8 MMBbls of Spraberry field oil volumes over an expected seven-year term beginning in January 2006 for $317.1 million.

     During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of another VPP for net proceeds of $300.4 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPP were initially used to reduce outstanding indebtedness. The April VPP sold 6.0 Bcf of Spraberry field gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of Spraberry field oil volumes over an expected five-year term beginning in January 2006.

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

     Under SFAS 19, a VPP is considered a sale of proved reserves and the related future production of those proved reserves. As a result, the Company (i) removed the proved reserves associated with the VPPs; (ii) recognized the VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil and gas revenues over the terms of the VPPs; (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognizes production associated with the VPP volumes.

     The following table represents the breakdown of the components of the Company's VPPs:

                                                   January VPPs                     April VPP
                                            --------------------------    -------------------------
                                              Hugoton      Spraberry      Spraberry      Spraberry
                                            Field (Gas)    Field (Oil)    Field (Gas)    Field (Oil)      Total
                                            -----------    -----------    -----------    -----------    -----------
                                                                      (in thousands)

  VPP proceeds, net of transaction costs..  $   275,161    $   317,120    $    37,611    $   262,779    $   892,671
  Fair value of derivatives conveyed (a)..       12,860         36,759          (526)        (11,076)        38,017
                                             ----------     ----------     ---------      ----------     ----------
  Deferred revenue........................      288,021        353,879        37,085         251,703        930,688
  Less 2005 amortization..................      (47,677)           -          (6,279)            -          (53,956)
                                             ----------     ----------     ---------      ----------     ----------
       Deferred revenue at
       September 30, 2005.................  $   240,344    $   353,879    $   30,806     $   251,703    $   876,732
                                             ==========     ==========     =========      ==========     ==========

-----------
(a) Represents the fair value of the derivative obligations conveyed as part of the VPP transactions. The fair value is deferred in AOCI - Hedging until the delivery of the VPP volumes occurs at which time the fair value of the derivative obligations attributable to the delivered volumes is being recognized as increases or decreases to oil and gas revenues. See Note G for additional discussion regarding the Company's hedge positions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

           Remaining 2005................................      $   21,818
           2006..........................................         190,347
           2007..........................................         181,250
           2008..........................................         158,151
           2009..........................................         147,919
           2010..........................................          90,227
           2011..........................................          44,951
           2012..........................................          42,069
                                                                ---------
                                                               $  876,732
                                                                =========

NOTE N.     Insurance Claims

     Hurricane Ivan. During September 2004, the Company sustained damages as a result of Hurricane Ivan at its Devils Tower and Canyon Express platform facilities in the deepwater Gulf of Mexico. The damages delayed scheduled well completions and interrupted production during the second half of 2004 and the first half of 2005. The Company maintains business interruption insurance coverage for such circumstances. During 2004, the Company filed claims with its insurance providers for its estimated losses associated with Hurricane Ivan.

     Based on a settlement agreement between the Company and the insurance providers, the Company recovered business interruption losses related to Hurricane Ivan of $67 million. The Company recorded $7.6 million and $59.4 million of the claims in the fourth quarter of 2004 and in the first half of 2005, respectively, in interest and other income in the Company's Consolidated Statements of Operations.

     Fain Plant. During May 2005, the Company sustained damages as a result of a fire at its Fain gas plant in the West Panhandle field. The damages interrupted production from mid-May through mid-July of 2005. The Company maintains business interruption and physical damage insurance coverage for such circumstances and has filed claims with its insurance providers. The Company estimates its aggregate Fain plant business interruption claims to be approximately $19 million to $20 million, of which amount approximately $14.2 million is undisputed by the insurance provider. The Company is working to resolve the disputed amounts with the insurance provider. The Company recorded $4.8 million and $14.2 million of the claims, respectively, in interest and other income in the Company's Consolidated Statements of Operations during the three and nine months ended September 30, 2005.

     Hurricane Katrina/Rita. During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the Company believes the damages to the facilities are covered by physical damage insurance. The Company also maintains business interruption insurance related to specifically designated assets in the event there are extended periods of revenue interruption.

     The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third party facilities. Currently, it is expected that the third party facilities will be capable of taking the full production of the Devils Tower field in November 2005. The Company's business interruption claim is expected to cover losses of revenues from mid-October 2005 (end of 45-day deductible waiting period) until such point as the third party facilities can take the full production from the Devils Tower field.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company currently does not plan to rebuild the facility based on the current economics of the field. The Company is in the process of evaluating the magnitude of the loss. Currently, the Company estimates that it will incur a minimum of $37 million to reclaim and completely abandon the East Cameron facility; thus, the Company recorded an additional abandonment obligation of approximately $32.8 million in the third quarter of 2005 which is included in exploration and abandonments in the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2005.

     The Company has filed a claim with its insurance provider regarding the loss at East Cameron. Under the Company's insurance policy, the East Cameron facility has the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) greater of (1) 25 percent of the scheduled property value of the platform or (2) $5 million for debris removal coverage, in total, for all assets per occurrence and (d) $100 million of "make well safe" coverage, in total, for all assets per occurrence.

     The Company has not recognized a loss on the value of its East Cameron assets as the Company believes expected proceeds from its insurance coverage will exceed the assets' underlying basis. The Company will not recognize any recoveries from the business interruption coverage until after the 45-day deductible waiting period, which is subsequent to mid-November 2005. The Company believes that its debris removal and make well safe coverages, in combination, will substantially cover the losses incurred with the abandonment of the East Cameron facility. The Company has not recorded any estimated recoveries related to insurance due to the early nature of the claim and the need to better quantify the claim.

 NOTE O.    Discontinued Operations

     During May 2005, the Company sold its interests in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada for net proceeds of $197.5 million, resulting in a gain of $138.6 million. During August 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico for net proceeds of $58.9 million, resulting in a gain of $27.5 million.

     During the three and nine months ended September 30, 2005, the Company recognized income from discontinued operations of $19.0 million and $110.5 million, respectively, as compared to $3.8 million and $9.4 million for the same respective periods of 2004. The following table represents the components of the Company's discontinued operations for the three and nine months ended September 30, 2005 and 2004:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)

                                                           Three months ended         Nine months ended
                                                              September 30,             September 30,
                                                         ----------------------    ----------------------
                                                            2005         2004         2005         2004
                                                         ---------    ---------    ---------    ---------
                                                                          (in thousands)
     Revenues and other income:
        Oil and gas...................................   $   6,446    $  16,149    $  43,868    $  47,438
        Gain on disposition of assets (a).............      27,476          -        166,137          -
                                                          --------     --------     --------     --------
                                                            33,922       16,149      210,005       47,438
                                                          --------     --------     --------     --------
     Costs and expenses:
        Oil and gas production........................       2,716        7,004       14,446       22,107
        Depletion, depreciation and amortization (a)..       1,445        4,532       11,211       13,482
        Exploration and abandonments (a)..............         (92)          83          241          921
        General and administrative....................         -             54          132          162
                                                          --------     --------     --------     --------
                                                             4,069       11,673       26,030       36,672
                                                          --------     --------     --------     --------
     Income from discontinued operations
        before income taxes...........................      29,853        4,476      183,975       10,766
     Income tax provision:
        Current.......................................         -            -         (2,869)         -
        Deferred (a)..................................     (10,867)        (634)     (70,604)      (1,375)
                                                          --------     --------     --------     --------
     Income from discontinued operations..............   $  18,986    $   3,842    $ 110,502    $   9,391
                                                          ========     ========     ========     ========

-------------
(a) Represents the noncash components of discontinued operations included in the Company's Consolidated Statements of Cash Flows excluding $37 thousand of cash payments for delay rentals included in exploration and abandonments for the nine months ended September 30, 2005.

NOTE P.     Subsequent Event

     In October 2005, the Company closed the sale of the shares in a Gabonese subsidiary that owns the interest in the Olowi block to an unaffiliated buyer for approximately $48 million of net proceeds. Pioneer will recognize a gain during the fourth quarter of 2005 of approximately $47 million with no associated income tax effect either in Gabon or the United States. In addition, Pioneer retains the potential, under certain circumstances, to receive additional payments for production from deeper reservoirs discovered on the block.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Initiatives

     On September 1, 2005, the Company announced that its board of directors approved the following strategic initiatives to enhance shareholder value and returns:

     o Approval of a $1 billion share repurchase program, $650 million of which was immediately initiated through open market transactions. The $650 million program is expected to be completed by the end of 2005. The remaining $350 million is subject to the completion of the deepwater Gulf of Mexico and Argentine divestments discussed below.
     o Divestment of properties in the deepwater Gulf of Mexico and Tierra del Fuego in southern Argentina as a result of high commodity prices and an active asset market.
     o Implementation of a plan to exit exploration in deepwater Gulf of Mexico. Pioneer has expanded and balanced its exploration portfolio in onshore North America, Alaska and Africa and believes these opportunities are now better aligned with the Company's current exploration objectives.
     o Reduction of the exploration budget to between 15 percent and 20 percent of total capital from 30 percent.
     o Reallocation of capital to North America onshore development and extension drilling.
     o Hedging eligible oil and gas production for 2006 and 2007 using costless collars.
     o Increasing the semiannual dividend on common shares by 20 percent to $.12 per share.

Financial and Operating Performance

     The Company's financial and operating performance for the third quarter of 2005 included the following highlights:

     o Average daily sales volumes per BOE decreased one percent during the third quarter of 2005 as compared to the third quarter of 2004.
     o Oil and gas revenues increased 31 percent during the third quarter of 2005 as compared to the third quarter of 2004 primarily as a result of increases in worldwide oil and Argentine and North American gas prices.
     o Interest and other income increased by $8.2 million during the third quarter of 2005 as compared to the third quarter of 2004, primarily due to $4.8 million of business interruption insurance claims related to the Fain gas plant fire.
     o Other expense increased by $35.7 million during the third quarter of 2005 as compared to the third quarter of 2004, primarily due to increases of $18.6 million and $12.6 million in losses associated with debt extinguishments and commodity hedge ineffectiveness, respectively.
     o Income from continuing operations before income taxes increased by 47 percent to $147.1 million during the third quarter of 2005 from $100.0 million during the third quarter of 2004.
     o Net income increased to $123.6 million ($.88 per diluted share) for the third quarter of 2005, as compared to $80.9 million ($.67 per diluted share) for the third quarter of 2004.
     o The Company recognized income from discontinued operations of $19.0 million ($.14 per diluted share) during the third quarter of 2005 attributable to certain Gulf of Mexico shelf properties sold during the third quarter of 2005.
     o Net cash provided by operating activities increased by 33 percent to $317.7 million during the third quarter of 2005 from $239.1 million during the third quarter of 2004.
     o Outstanding debt decreased by $446.7 million, or 19 percent, as of September 30, 2005 as compared to debt outstanding as of December 31, 2004.

Fourth Quarter 2005 Outlook

     Based on current estimates, the Company expects that fourth quarter 2005 production will average 160,000 to 175,000 BOEPD. This range reflects the Company's expectations on the resumption of production from the Devils Tower field in November and the typical variability in the timing of oil cargo shipments in South Africa, Argentina and Tunisia.

                        PIONEER NATURAL RESOURCES COMPANY



     Fourth quarter production costs (including production and ad valorem taxes) are expected to average $7.25 to $7.75 per BOE based on current NYMEX strip prices for oil and gas. The increase over the prior quarter is primarily the result of increasing service costs associated with field operations and higher commodity prices. Depreciation, depletion and amortization ("DD&A") expense is expected to average $8.75 to $9.25 per BOE.

     Total exploration and abandonment expense is expected to be $30 million to $70 million and includes plans to drill in Alaska, the Gulf of Mexico shelf, Argentina, Nigeria and Tunisia as well as the acquisition of additional 3-D seismic. General and administrative expense is expected to be $31 million to $33 million. Interest expense is expected to be $31 million to $34 million, representing an increase over the prior quarter primarily as a result of the previously discussed share repurchase program. Accretion of discount on asset retirement obligations is expected to be $2 million to $3 million.

     The Company's fourth quarter effective income tax rate is expected to range from 34 percent to 37 percent based on current capital spending plans. Cash income taxes are expected to range from $10 million to $20 million, principally related to Argentine, Canadian and Tunisian income taxes and nominal alternative minimum tax in the United States. The Company continues to benefit from the carryforward of net operating losses and other positive tax attributes in the United States.

Acquisitions, Divestments, Operations  and Drilling Highlights

     During the first nine months of 2005, the Company incurred $957.7 million in finding and development costs including $450.1 million for development activities, $235.2 million for exploration activities and $272.4 million for acquisitions. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure associated with successful drilling activities. The following tables summarize the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2005:

                                                        Development Drilling
                            --------------------------------------------------------------------------
                            Beginning Wells      Wells      Successful    Unsuccessful    Ending Wells
                              in Progress        Spud          Wells          Wells       In Progress
                            ---------------    ---------    ----------    ------------    ------------

United States...............       32             383           403              2             10
Argentina...................        6              56            48              1             13
Canada......................        2              28            26            -                4
                                 ----            ----          ----           ----           ----
    Total Worldwide.........       40             467           477              3             27
                                 ====            ====          ====           ====           ====

                                                  Exploration/Extension Drilling
                            --------------------------------------------------------------------------
                            Beginning Wells      Wells      Successful    Unsuccessful    Ending Wells
                              in Progress        Spud          Wells          Wells       In Progress
                            ---------------    ---------    ----------    ------------    ------------

United States...............        9              18            15              5              7
Argentina...................        8              23            14              9              8
Canada......................       21              88            43              7             59
Africa......................        4               4             1              3              4
                                 ----            ----          ----           ----           ----
     Total Worldwide........       42             133            73             24             78
                                 ====            ====          ====           ====           ====


                        PIONEER NATURAL RESOURCES COMPANY


     The following table summarizes by geographic area the Company's finding and development costs incurred, excluding asset retirement obligations, during the first nine months of 2005 and the total wells planned to be drilled during the year ending December 31, 2005:

                                   Property
                               Acquisition Costs
                            -----------------------   Exploration   Development                  Wells
                              Proved      Unproved        Costs        Costs        Total       Planned
                            ----------   ----------   -----------   -----------   ----------   ---------
                                                          (in thousands)
United States:
    Gulf of Mexico........  $      -     $   10,669    $  103,066   $   76,402    $  190,137         8
    Onshore Gulf Coast....      21,430       20,691         8,366       32,197        82,684        23
    Permian Basin.........     147,980        1,541         1,010       84,583       235,114       205
    Mid-Continent.........         150          -              33       26,891        27,074        65
    Rocky Mountain........         578       14,931         4,290       97,871       117,670       300
    Alaska................         -         16,375        23,674        3,728        43,777         4
                             ---------    ---------     ---------    ---------     ---------     -----
                               170,138       64,207       140,439      321,672       696,456       605
                             ---------    ---------     ---------    ---------     ---------     -----
Argentina.................           4          357        26,096       64,207        90,664       105
Canada....................       1,528        6,259        25,257       61,093        94,137       200
Nigeria...................         -         29,944        21,860          -          51,804         2
Tunisia...................         -            -          11,903        2,846        14,749         4
Other.....................         -            -           9,624          291         9,915       -
                             ---------    ---------     ---------    ---------     ---------     -----
                                 1,532       36,560        94,740      128,437       261,269       311
                             ---------    ---------     ---------    ---------     ---------     -----
     Total Worldwide......  $  171,670   $  100,767    $  235,179   $  450,109    $  957,725       916
                             =========    =========     =========    =========     =========     =====

     Gulf of Mexico area. During the third quarter, the Company announced its plans to pursue the divestment of its deepwater Gulf of Mexico properties to reduce the exploration risk and production volatility that have been associated with these properties. No assurance can be given that there will be purchasers willing to purchase these properties on terms acceptable to the Company.

     During August 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico for net proceeds of $58.9 million. Prior to their divestiture in August 2005, the Company's net production from these properties averaged approximately 3,100 BOEPD. See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's discontinued operations.

     The Company's East Cameron facilities were destroyed by Hurricane Rita. As a result, the Company plans to abandon the East Cameron field because the pre-hurricane production of approximately 600 BOEPD and future production profile do not justify the cost of replacing the facilities.

     Devils Tower production was shut-in for the month of September due to damage to third party processing facilities from Hurricane Katrina. Devils Tower production is expected to be restarted in early November, and production is expected to return to pre-hurricane levels of approximately 5,000 net BOEPD shortly after start up. The subsea wells at the Triton and Goldfinger satellite fields have been tied back to the Devils Tower platform and are ready to flow. Further increases in production from these subsea wells and Devils Tower well recompletions will occur over the next few months as additional repairs are completed on the third party processing facilities. Pioneer's remaining operations in the Gulf of Mexico experienced limited disruptions from Hurricanes Katrina and Rita. Deepwater facilities at Falcon, Canyon Express and Devils Tower had little to no damage. By October 1, 2005, Falcon and Canyon Express were fully operational and producing at pre-hurricane levels. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

     Subsequent to quarter end, the Company announced a discovery on its Clipper prospect in the Green Canyon 299 Block in the deepwater Gulf of Mexico. Pioneer operates the block with a 55 percent working interest. The block is included in Pioneer's deepwater Gulf of Mexico divestment program.

                        PIONEER NATURAL RESOURCES COMPANY


     In October 2005, the Company spudded the first well of its previously announced five well shelf program. The first well was a dry hole and will result in a charge to earnings of approximately $2.1 million in the fourth quarter of 2005.

     The Company received a subsalt suspension of operations ("SOO") extension from the Minerals Management Service related to its subsalt Paladin prospect in the Garden Banks area of the deepwater Gulf of Mexico. The Company is reprocessing seismic data and is evaluating alternatives to drill an exploratory well on the prospect during the SOO period.

     In the fourth quarter of 2005, the Company plans to spud the third well on its 2004 Thunder Hawk discovery and complete the drilling of the previously spudded second well which was temporarily suspended due to weather.

     During the third quarter of 2005, recoverable reserves from the Harrier field were fully produced. The Harrier field had cumulative production of 51 Bcf on a total investment of $112.0 million.

     The Company was advised by the operator of the Canyon Express system that sidetrack operations planned for the Aconcagua field later this year will be postponed pending rig availability. The existing Aconcagua wells are expected to reach the end of their productive lives by the end of 2005 or early 2006; therefore, the Company now anticipates that the system will be shut-in once the Camden Hills recoverable reserves are fully produced during the first half of 2006 unless a rig becomes available to drill the Aconcagua sidetrack wells.

     Alaska area. The Company announced that it acquired a 10 percent working interest in the Cosmopolitan Unit, located in the Cook Inlet of Alaska, with the option to acquire an additional 40 percent working interest and potentially assume operatorship after new 3-D seismic data has been acquired and interpreted. The Company's initial 10 percent interest is being acquired through its agreement to pay a disproportionate share of the 3-D seismic survey. The Company also has three exploratory wells planned on the North Slope for the winter drilling season.

     Mid-Continent area. The Company's Fain gas plant was shut in due to a fire on May 15, 2005. The Company completed repairs and resumed operations in mid-July 2005. The shut-in resulted in a production loss of approximately 17,000 BOEPD. The Company filed a business interruption claim relating to the fire and recognized an additional $4.8 million of recoveries in the third quarter of 2005. See Note N of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for additional information.

     Permian Basin and Gulf Coast areas. In July 2005, the Company completed the purchase of approximately 70 million BOE of substantially undeveloped proved oil reserves in the United States core areas of the Permian Basin and South Texas for approximately $177 million. The assets acquired were producing approximately 1,800 BOEPD at the date of acquisition and provide an estimated 800 undrilled locations.

     Rocky Mountain area. In the Raton Basin, production is increasing as a result of a pipeline expansion that was completed in October 2005. Pioneer plans to drill approximately 100 Raton wells in the fourth quarter of 2005, has drilled 234 Raton wells during the first nine months of 2005 and expects production growth from the field of 5 percent to 7 percent during 2005.

     Canada. The Company had its first production, in the third quarter of 2005, from the wells drilled in the Horseshoe Canyon coalbed methane project. The Company expects fourth quarter Canadian production to increase as additional Horseshoe Canyon wells are brought onto production. Pioneer has drilled 90 wells of the planned 180 well program for 2005 in Horseshoe Canyon and expects to complete the balance of the program by the end of the year. An additional 180 well program is planned for 2006. Also, the Company plans to drill approximately 50 wells in its Chinchaga field during the 2006 winter drilling season.

     Argentina. During the third quarter, the Company announced it will pursue the sale of its non-operated position in Tierra del Fuego, southern Argentina. No assurance can be given that there will be purchasers willing to purchase these properties on terms acceptable to the Company.

                        PIONEER NATURAL RESOURCES COMPANY


     Gabon. In October 2005, the Company closed the sale of the shares in a subsidiary that owns the interest in the Olowi block to an unaffiliated buyer for approximately $48 million of net proceeds. Pioneer will recognize a gain during the fourth quarter of 2005 of approximately $47 million with no associated income tax effect either in Gabon or the United States. In addition, Pioneer retains the potential, under certain circumstances, to receive additional payments for production from deeper reservoirs discovered on the block.

     Nigeria. A partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated third party. The Company plans to acquire 3-D seismic data during the fourth quarter of 2005 and drill the first well in early 2007.

     The Company expects to spud an exploratory well on its non-operated Block 256 in late 2005.

     Sao Tome and Principe and Nigeria. Pioneer was awarded exploration rights to acreage in Blocks 2 and 3 in the Joint Development Zone between Nigeria and Sao Tome and Principe through a consortium with ERHC Energy Inc. The consortium was awarded 65 percent interest in Block 2 and a 25 percent interest in Block 3 subject to negotiating acceptable joint operating and production sharing agreements. The Company is currently negotiating joint operating and production sharing agreements related to the acreage in Blocks 2 and 3.

     South Africa. During the third quarter of 2005, the Company and the GTL plant operator announced that they had reached an agreement to develop the gas and condensate fields discovered offshore South Africa. The companies signed a Memorandum of Understanding finalizing the terms for jointly developing the gas fields to provide feedstock for the GTL plant, which is located at Mossel Bay. The agreement is subject to approval by the GTL plant operator's board of directors.

     Tunisia - Anaguid. In the third quarter of 2005, the project operator of the Company's Anaguid Block in Tunisia, along with the Company, conducted an extended production test of one of the two existing exploration wells and drilled an offset appraisal well to the other exploration well. The results of the extended production test were unfavorable and the Company has expensed the costs associated with this well in the third quarter of 2005, which was approximately $5.1 million. However, the appraisal well offsetting the second discovery encountered gas and condensate in a similar horizon to the initial well. The Company, along with the operator, is currently reviewing data from the appraisal well to determine whether development of the area is economical.

Results of Operations

     Oil and gas revenues. Revenues from oil and gas operations totaled $558.4 million and $1.6 billion for the three and nine months ended September 30, 2005, respectively, as compared to $425.6 million and $1.3 billion for the same respective periods of 2004. The revenue increase during the three months ended September 30, 2005, as compared to the same period of 2004, was due to a 22 percent increase in oil prices, a 28 percent increase in NGL prices and a 39 percent increase in gas prices, including the effects of commodity price hedges, partially offset by a one percent decrease in average daily BOE sales volumes. The revenue increase during the nine months ended September 30, 2005, as compared to the same period of 2004, was due to a two percent increase in average daily BOE sales volumes, a 20 percent increase in oil prices, a 27 percent increase in NGL prices and a 25 percent increase in gas prices, including the effects of commodity price hedges.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and nine months ended September 30, 2005 and 2004:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
      Oil (Bbls):
        United States.................      24,133       25,930       25,059       23,681
        Argentina.....................       7,930        9,316        7,972        8,827
        Canada........................         209           25          194           27
        Africa........................       9,666        8,733       10,686       10,986
                                         ---------    ---------    ---------    ---------
        Worldwide.....................      41,938       44,004       43,911       43,521
                                         =========    =========    =========    =========
      NGLs (Bbls):
        United States.................      18,176       18,825       16,835       19,790
        Argentina.....................       1,917        1,727        1,814        1,549
        Canada........................         502          381          510          415
                                         ---------    ---------    ---------    ---------
        Worldwide.....................      20,595       20,933       19,159       21,754
                                         =========    =========    =========    =========
      Gas (Mcf):
        United States.................     460,372      472,133      512,834      506,166
        Argentina.....................     142,399      137,971      136,023      119,440
        Canada........................      37,562       22,058       36,160       23,627
                                         ---------    ---------    ---------    ---------
        Worldwide.....................     640,333      632,162      685,017      649,233
                                         =========    =========    =========    =========
      Total (BOE):
        United States.................     119,036      123,444      127,367      127,831
        Argentina.....................      33,581       34,039       32,456       30,283
        Canada........................       6,972        4,082        6,731        4,380
        Africa........................       9,666        8,733       10,686       10,986
                                         ---------    ---------    ---------    ---------
        Worldwide.....................     169,255      170,298      177,240      173,480
                                         =========    =========    =========    =========

     On a quarter-to-quarter comparison, average daily sales volumes increased by 71 percent in Canada and by 11 percent in Africa, while average daily sales volumes decreased by one percent in Argentina and by four percent in the United States. On a year-to-date comparison, average daily sales volumes increased by seven percent in Argentina and by 54 percent in Canada, while average daily sales volumes decreased by three percent in Africa and remained constant in the United States.

     Average daily sales volumes from continuing operations in the United States was flat principally due to new production from the properties acquired in the Evergreen merger, offset by declining production in the Gulf of Mexico and downtime at the Fain gas plant.

     Canadian average daily sales volumes from continuing operations increased due to new production from Canadian properties acquired in the Evergreen merger and production from new wells drilled during 2005.

     Argentine average daily sales volumes increased as a result of increased wells drilled and market demand. The Company has maintained its level of capital expenditures in Argentina as the stability of the Argentine peso and the general economic outlook for Argentina has improved and gas prices have increased.

     In Africa, production is down in South Africa due to normal production declines and timing of oil shipments, partially offset by continued growth in Tunisia production.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average daily sales volumes recorded from discontinued operations during the three and nine months ended September 30, 2005 and 2004:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
       Oil (Bbls):
          United States...............       1,066        1,850        1,709        2,587
          Canada......................         -             70           38           70
                                         ---------    ---------    ---------    ---------
          Worldwide...................       1,066        1,920        1,747        2,657
                                         =========    =========    =========    =========
       NGLs (Bbls):
          United States...............         131           49           87           80
          Canada......................           2          478          149          525
                                         ---------    ---------    ---------    ---------
          Worldwide...................         133          527          236          605
                                         =========    =========    =========    =========
       Gas (Mcf):
          United States...............       3,447        5,245        5,529        7,407
          Canada......................         347       16,779        8,676       16,418
                                         ---------    ---------    ---------    ---------
          Worldwide...................       3,794       22,024       14,205       23,825
                                         =========    =========    =========    =========
       Total (BOE):
          United States...............       1,771        2,773        2,718        3,902
          Canada......................          60        3,344        1,633        3,331
                                         ---------    ---------    ---------    ---------
          Worldwide...................       1,831        6,117        4,351        7,233
                                         =========    =========    =========    =========

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average reported prices from continuing operations, including the results of hedging activities, and average realized prices from continuing operations, excluding the results of hedging activities, by geographic area and in total, for the three and nine months ended September 30, 2005 and 2004:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
       Average reported prices:
          Oil (per Bbl):
             United States............   $   32.87    $   30.67    $   30.41    $   29.45
             Argentina................   $   40.59    $   32.25    $   35.62    $   26.96
             Canada...................   $   68.77    $   36.57    $   51.73    $   42.76
             Africa...................   $   59.57    $   42.17    $   51.40    $   35.43
             Worldwide................   $   40.66    $   33.29    $   36.56    $   30.46
          NGLs (per Bbl):
             United States............   $   34.40    $   26.50    $   29.78    $   23.37
             Argentina................   $   31.73    $   29.62    $   31.02    $   28.71
             Canada...................   $   49.93    $   33.68    $   43.22    $   29.42
             Worldwide................   $   34.53    $   26.89    $   30.26    $   23.87
          Gas (per Mcf):
             United States............   $    7.07    $    5.12    $    6.43    $    5.13
             Argentina................   $     .83    $     .63    $     .86    $     .62
             Canada...................   $    7.51    $    4.39    $    6.57    $    4.33
             Worldwide................   $    5.70    $    4.11    $    5.33    $    4.27
       Average realized prices:
          Oil (per Bbl):
             United States............   $   60.63    $   40.96    $   52.45    $   37.74
             Argentina................   $   40.59    $   32.25    $   35.62    $   29.22
             Canada...................   $   68.77    $   36.57    $   51.73    $   42.76
             Africa...................   $   59.57    $   42.94    $   51.40    $   36.06
             Worldwide................   $   56.64    $   39.50    $   49.14    $   35.59
          NGLs (per Bbl):
             United States............   $   34.40    $   26.50    $   29.78    $   23.37
             Argentina................   $   31.73    $   29.62    $   31.02    $   28.71
             Canada...................   $   49.93    $   33.68    $   43.22    $   29.42
             Worldwide................   $   34.53    $   26.89    $   30.26    $   23.87
          Gas (per Mcf):
             United States............   $    8.40    $    5.68    $    7.07    $    5.59
             Argentina................   $     .83    $     .63    $     .86    $     .62
             Canada...................   $    7.82    $    5.00    $    6.68    $    4.99
             Worldwide................   $    6.68    $    4.55    $    5.82    $    4.65

     Hedging activities. The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2005, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $119.3 million and $242.3 million, respectively, as compared to $51.0 million and $128.4 million during the same respective periods in 2004. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and nine months ended September 30, 2005 and 2004.

                        PIONEER NATURAL RESOURCES COMPANY


     Argentina commodity prices. Argentine commodity prices have been significantly below those in the world markets for a period of time. In May 2004, pursuant to a decree, the Argentine government approved measures to permit producers to renegotiate gas sales contracts, excluding those that could affect small residential customers. Pursuant to that decree, wellhead prices have risen from a 2004 year-end range of $.61 to $.78 per Mcf to a range of $.87 to $1.04 per Mcf, depending on the region where the gas is produced. No further gas price increases are allowed for in the decree. Also, due to the Argentine export tax (expires in February 2007) and price caps required by the Argentine government on oil prices paid by Argentine refiners, the price of Argentine oil has been below that realized in world markets. For additional information regarding the suppressed Argentine commodity prices see the Company's Annual Report on Form 10-K for the year ended December 31, 2004. At the present time, no specific predictions can be made about future commodity prices in Argentina. The Company has seen recent improvements in spot oil and gas prices in certain areas of Argentina; however, the Company expects Argentine commodity price realizations to be less than those in the United States.

     Interest and other income. Interest and other income for the three and nine months ended September 30, 2005 was $9.5 million and $85.7 million, respectively, as compared to $1.2 million and $4.6 million for the same respective periods of 2004. The increase in interest and other income during the three months ended September 30, 2005, as compared to the same period in 2004, is primarily attributable to the recognition of $4.8 million of business interruption insurance claims related to the Fain plant fire. The increase in interest and other income during the nine months ended September 30, 2005, as compared to the same period in 2004, is primarily attributable to the recognition of $73.6 million in business interruption insurance claims, of which $59.4 million relates to Hurricane Ivan and $14.2 million to the Fain plant fire. See Note N of Notes to Consolidated Financial Statements included in "Item
1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded production costs of $118.4 million and $330.9 million during the three and nine months ended September 30, 2005, respectively, as compared to $75.1 million and $222.7 million for the same respective periods of 2004. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes. Total production costs per BOE increased by 59 percent and 46 percent during the three and nine months ended September 30, 2005, respectively, as compared to the same respective periods in 2004 primarily due to (i) an increase in production and ad valorem taxes as a result of higher commodity prices, (ii) higher Canadian gas transportation fees, (iii) the retention of operating costs related to VPP volumes sold (approximately $.25 and $.18 per BOE, respectively, during the three and nine months ended September 30, 2005, respectively), (iv) new production added from the Evergreen merger which reflects relatively higher operating costs and (v) increases in equipment and service costs associated with rising commodity prices.

     The following tables provide the components of the Company's total production costs per BOE from continuing operations and total production costs per BOE by geographic area from continuing operations for the three and nine months ended September 30, 2005 and 2004:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
    Lease operating expenses..........   $    5.58    $    3.57    $    5.04    $    3.44
    Taxes:
       Ad valorem.....................         .63          .50          .61          .49
       Production.....................        1.05          .55          .85          .56
    Workover costs....................         .35          .17          .34          .20
                                          --------     --------     --------     --------
          Total production costs......   $    7.61    $    4.79    $    6.84    $    4.69
                                          ========     ========     ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
    Total production costs:
       United States..................   $    8.23    $    5.12    $    7.25    $    4.71
       Argentina......................   $    3.28    $    2.85    $    3.11    $    2.90
       Canada.........................   $   15.23    $   10.02    $   14.90    $   10.35
       Africa.........................   $    9.50    $    5.25    $    8.19    $    6.99
       Worldwide......................   $    7.61    $    4.79    $    6.84    $    4.69

     Depletion, depreciation and amortization expense. The Company's total DD&A expense was $8.76 and $8.92 per BOE for the three and nine months ended September 30, 2005, respectively, as compared to $8.65 and $8.54 per BOE during the same respective periods of 2004. Depletion expense, the largest component of DD&A expense, was $8.41 and $8.60 per BOE during the three and nine months ended September 30, 2005, as compared to $8.46 and $8.36 per BOE during the same respective periods in 2004. The changes in per BOE depletion expense during the three and nine months ended September 30, 2005, as compared to the same respective periods in 2004, are primarily due to lower production from higher cost-basis Gulf of Mexico production, offset by relatively higher per BOE cost basis Rocky Mountain area production acquired in the Evergreen merger and a higher depletion rate for the Hugoton and Spraberry fields as a result of the VPP volumes sold. Additionally, the Company's depletion expense per BOE increased in Argentina due to downward reserve revisions associated with negative well performance and drilling results in its deep gas play in the Neuquen basin, increased in Tunisia due to the Company's proved reserves being reduced as a result of the Company's interest in the Adam block being reduced to 24 percent from 28 percent in accordance with the terms of the concession and decreased in South Africa as a result of upward reserve revisions attributable to better well performance.

     The following table provides depletion expense per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2005 and 2004:

                                           Three months ended         Nine months ended
                                              September 30,             September 30,
                                         ----------------------    ----------------------
                                            2005         2004         2005         2004
                                         ---------    ---------    ---------    ---------
     Depletion expense:
        United States.................   $    8.39    $    9.08    $    8.87    $    8.63
        Argentina.....................   $    7.52    $    5.53    $    6.89    $    5.38
        Canada........................   $   14.01    $   12.90    $   12.75    $   12.65
        Africa........................   $    7.64    $    9.13    $    8.03    $   11.78
        Worldwide.....................   $    8.41    $    8.46    $    8.60    $    8.36

                        PIONEER NATURAL RESOURCES COMPANY


     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, leasehold abandonments and other exploration expense by geographic area from continuing operations for the three and nine months ended September 30, 2005 and 2004:

                                                                                       Africa
                                                   United                                and
                                                   States     Argentina    Canada       Other      Total
                                                  ---------   ---------   ---------   ---------   --------
                                                                       (in thousands)
Three months ended September 30, 2005:
    Geological and geophysical..................  $  11,928   $   1,483   $     892   $   3,214   $ 17,517
    Exploratory dry holes.......................        375       4,904         184       4,988     10,451
    Leasehold abandonments and other............     35,691         210         329         -       36,230
                                                   --------    --------    --------    --------    -------
                                                  $  47,994   $   6,597   $   1,405   $   8,202   $ 64,198
                                                   ========    ========    ========    ========    =======
Three months ended September 30, 2004:
    Geological and geophysical..................  $  15,144   $     216   $     783   $   7,220   $ 23,363
    Exploratory dry holes.......................        878       2,664       3,216          85      6,843
    Leasehold abandonments and other............      2,521          18         136           1      2,676
                                                   --------    --------    --------    --------    -------
                                                  $  18,543   $   2,898   $   4,135   $   7,306   $ 32,882
                                                   ========    ========    ========    ========    =======
Nine months ended September 30, 2005:
    Geological and geophysical..................  $  51,285   $   5,608   $   3,756   $  23,073   $ 83,722
    Exploratory dry holes.......................     28,386       5,973       3,413      17,487     55,259
    Leasehold abandonments and other............     40,262       3,450         659         319     44,690
                                                   --------    --------    --------    --------    -------
                                                  $ 119,933   $  15,031   $   7,828   $  40,879   $183,671
                                                   ========    ========    ========    ========    =======
Nine months ended September 30, 2004:
    Geological and geophysical..................  $  40,251   $  10,884   $   2,618   $  12,066   $ 65,819
    Exploratory dry holes.......................     38,741       3,356      11,131      24,404     77,632
    Leasehold abandonments and other............      4,941          55       3,778           8      8,782
                                                   --------    --------    --------    --------    -------
                                                  $  83,933   $  14,295   $  17,527   $  36,478   $152,233
                                                   ========    ========    ========    ========    =======

     Significant components of the Company's dry hole expense during the third quarter of 2005 included $5.1 million on an unsuccessful well in the Company's Anaguid permit in Tunisia. Significant components of the Company's dry hole expense during the nine months ended September 30, 2005 included $16.7 million associated with an unsuccessful well in the Falcon Corridor, $9.5 million associated with an unsuccessful Nigerian well, $3.5 million on an unsuccessful well on the Company's El Hamra permit in Tunisia, the aforementioned Anaguid well and other various United States exploratory wells. The United States leasehold abandonments and other costs during the three and nine month periods ended September 30, 2005 include the aforementioned $32.8 million increase in East Cameron abandonment obligations that resulted from hurricane damage. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter. During the nine months ended September 30, 2005, the Company completed and evaluated 97 exploration/extension wells, 73 of which were successfully completed as discoveries. During the same respective period in 2004, the Company completed and evaluated 80 exploration/extension wells, 44 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2005 was $32.7 million and $91.6 million, respectively, as compared to $19.4 million and $54.8 million during the same respective periods in 2004. The increases in general and administrative expense are primarily due to severance related charges, increases in administrative staff, including staff increases associated with the Evergreen merger, and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees during the three and nine months ended September 30, 2005, as compared to the same respective periods of 2004.

     Interest expense. Interest expense was $29.3 million and $92.7 million for the three and nine months ended September 30, 2005, respectively, as compared to $24.8 million and $67.8 million for the same respective periods in 2004. The weighted average interest rates on the Company's indebtedness for the three and nine months ended September 30, 2005 were 4.3 percent and 3.6 percent, respectively, as compared to 6.0 percent and 5.5 percent for the same respective

                        PIONEER NATURAL RESOURCES COMPANY


periods in 2004, including the effects of interest rate derivatives. The increase in interest expense during the three months ended September 30, 2005, as compared to the same period of 2004, was primarily due to increased average borrowings under the Company's lines of credit, primarily as a result of the cash portion of the consideration paid in the Evergreen merger, a $2.9 million decrease in the amortization of interest rate hedge gains, the assumption of $300 million of notes in connection with the Evergreen merger and higher interest rates in 2005. The increase in interest expense during the nine months ended September 30, 2005, as compared to the same period of 2004, was primarily due to increased average borrowings under the Company's lines of credit, primarily as a result of the cash portion of the consideration paid in the Evergreen merger, a $12.9 million decrease in the amortization of interest rate hedge gains, the assumption of $300 million of notes in connection with the Evergreen merger and higher interest rates in 2005.

     Other expenses. Other expenses for the three and nine months ended September 30, 2005 were $38.2 million and $67.5 million, respectively, as compared to $2.5 million and $11.0 million for the same respective periods in 2004. The increase in other expenses during the three months ended September 30, 2005, as compared to the same period of 2004, is primarily attributable to an $18.6 million loss on the redemption of portions of the Company's senior notes, a $12.6 million increase in hedge ineffectiveness and $1.8 million in amortization of noncompete agreements issued in connection with the Evergreen merger. The increase in other expenses during the nine months ended September 30, 2005, as compared to the same period of 2004, is primarily attributable to a $26.0 million loss on the redemption of portions of the Company's senior notes, a $22.3 million increase in hedge ineffectiveness, a $3.4 million increase in legal and environmental accruals and $3.4 million in amortization of noncompete agreements issued in connection with the Evergreen merger.

     Income tax provision. During the three and nine months ended September 30, 2005, the Company recognized income tax provisions on continuing operations of $42.5 million and $193.7 million, respectively, as compared to $22.9 million and $113.7 million for the same respective periods in 2004. The Company's effective tax rate on continuing operations of 28.9 percent and 40.6 percent during the three and nine months ended September 30, 2005, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

     o The second quarter reversal of the $26.9 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. The Company reversed the tax benefit as a result of signing an agreement in June 2005 to sell its shares in the subsidiary that owns the interest in the Olowi block which made it more likely than not that the Company would not realize the originally recorded tax benefit.
     o The Company will recognize a gain of approximately $47 million in the fourth quarter of 2005 relating the sale of shares in a subsidiary that owns the interest in the Olowi Block located in Gabon. There is no associated income tax effect either in Gabon or the United States associated with the gain. In accordance with FIN 18, a portion of the beneficial effect that this tax-free income will have on the Company's year-end effective tax rate is being recognized in the third quarter.
     o Recording of approximately $4.7 million of cash taxes associated with the repatriation of foreign earnings pursuant to the AJCA.
     o Expenses for unsuccessful well costs in foreign locations where the Company receives no expected income tax benefits.
     o     Foreign tax rates.
     o     Statutes that differ from those in the United States.

     See Note E of Notes to Consolidate  Financial  Statements included in "Item
1. Financial Statements" for additional information regarding the Company's income taxes.

     Discontinued operations. During the three and nine months ended September 30, 2005, the Company recognized income from discontinued operations of $19.0 million and $110.5 million, respectively, as compared to $3.8 million and $9.4 million for the same respective periods of 2004. The amounts for the three and nine months ended September 30, 2005 include a gain on disposition of assets of $27.5 million and $166.1 million, respectively, and income tax provisions of $10.9 million and $73.5 million, respectively.

                        PIONEER NATURAL RESOURCES COMPANY


     The  Company's  high  effective  tax  rate  associated  with   discontinued
operations during the nine months ended September 30, 2005 (40 percent) was primarily due to:

     o Approximately $17.1 million of United States deferred tax provision triggered by the gain recorded on the Canadian divestiture. The Canadian gain caused the recharacterization of Argentine dividend income from prior years that was previously sheltered by historical Canadian losses.
     o Cash taxes of $2.9 million associated with the repatriation of foreign earnings under the provisions of the AJCA.
     o A decrease in the Canadian valuation allowance of $12.4 million, which partially offset the above two items. The Canadian divestiture utilized a substantial portion of the Company's Canadian tax pools. Consequently, the Company has reassessed the likelihood that the remaining Canadian tax attributes will be utilized and has determined it is now more likely than not that it will be able to utilize more of its tax pools than previously expected.

     For periods prior to the Canadian divestiture, the Company's Canadian discontinued operations reflect no tax provisions due to the Company having maintained a valuation allowance related to its Canadian deferred tax assets. During those prior periods, management's expectation was that it was likely that the Company would not realize its Canadian deferred tax assets. Therefore, in accordance with GAAP, portions of the Canadian valuation allowance were released only to the extent that Canadian income was recorded, thereby offsetting any tax provisions. The Company's effective tax rate for United States discontinued operations during 2005 and 2004 is approximately 36.5 percent.

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

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine months ended September 30, 2005 totaled $414.2 million and $908.7 million, respectively, as compared to $116.9 million and $467.8 million during the same respective periods of 2004. During the three months ended September 30, 2005, the Company's additions to oil and gas properties were funded by $317.7 million of net cash provided by operating activities and borrowings on the Company's lines of credit, as compared to funding from $239.1 million of net cash provided by operating activities during the same period of 2004. During the nine months ended September 30, 2005, the Company's additions to oil and gas properties were funded by $985.2 million of net cash provided by operating activities, as compared to $757.5 million during the same period of 2004.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2005, the material off-balance sheet arrangements and transactions that the Company has entered into include
(i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Since December 31, 2004, the material changes in the Company's contractual obligations were changes in the Company's derivative obligations and the aforementioned sale of VPPs. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the nine months ended September 30, 2005.

                        PIONEER NATURAL RESOURCES COMPANY


     Environmental contingency. A subsidiary of the Company has been notified by a letter from the TCEQ dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. The subsidiary, which was acquired by the Company in 1991, owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation, or the portion, if any, of such costs that may be allocable to the Company's subsidiary. However, based on the limited information currently available and assessed regarding this matter, the Company has no reason to believe that it may have a material adverse effect on its future financial condition, results of operations or liquidity. See Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of non-strategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the remainder of 2005 and for the foreseeable future.

     VPPs. During January 2005, the Company sold two percent of its total proved reserves, or 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to reduce outstanding indebtedness.

     During April 2005, the Company sold less than one percent of its total proved reserves, or 7.3 MMBOE of proved reserves, by means of another VPP for net proceeds of $300.4 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPP were initially used to reduce outstanding indebtedness.

     See Note M of Notes to Consolidated  Financial Statements included in "Item
1.  Financial  Statements"  for additional  information  regarding the Company's
VPPs.

     Asset divestitures. During April 2005, the Company sold all of its interests in certain East Texas properties for approximately $25.2 million of net cash proceeds. During May 2005, the Company sold all of its interests in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada for net proceeds of $197.5 million, resulting in a gain of $138.6 million. During August 2005, the Company sold all of its interests in certain oil and gas properties on the shelf of the Gulf of Mexico for net proceeds of $58.9 million, resulting in a gain of $27.5 million. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness.

     Operating activities. Net cash provided by operating activities during the three and nine months ended September 30, 2005 was $317.7 million and $985.2 million, respectively, as compared to $239.1 million and $757.5 million for the same respective periods in 2004. The increases in net cash provided by operating activities were primarily due to higher commodity prices.

     Investing activities. Net cash used in investing activities during the three months ended September 30, 2005 was $364.9 million, as compared to $975.8 million for the same period in 2004. Net cash provided by investing activities during the nine months ended September 30, 2005 was $240.4 million, as compared to net cash used in investing activities of $1.3 billion for the same period in 2004. The decrease in net cash used in investing activities during the three months ended September 30, 2005, as compared to the same period of 2004, was primarily due to $849.5 million of cash consideration paid in the third quarter of 2004 in connection with the Evergreen merger. The increase in net cash provided by investing activities during the nine months ended September 30, 2005, as compared to the same period of 2004, was primarily due to (i) $892.7 million of net proceeds received from VPPs sold during the nine months ended September 30, 2005, (ii) the aforementioned proceeds from asset divestitures of $281.6 million and (iii) $849.5 million of cash consideration paid in the third quarter of 2004 in connection with the Evergreen merger.

                        PIONEER NATURAL RESOURCES COMPANY


     Financing activities. Net cash provided by financing activities during the three months ended September 30, 2005 was $52.6 million, as compared to $723.7 million during the same period in 2004. Net cash used in financing activities during the nine months ended September 30, 2005 was $1.2 billion, as compared to net cash provided by financing activities of $566.2 million during the same period in 2004. During the three months ended September 30, 2005, the Company had net borrowings of long-term debt of $532.7 million, as compared to $767.0 million during the same period in 2004. During the nine months ended September 30, 2005, the Company had net repayments of long-term debt of $464.5 million, as compared to net borrowings of long-term debt of $631.0 million during the same period in 2004.

     During February 2005, the Company's board of directors declared a semiannual dividend of $.10 per common share, payable on April 15, 2005 to shareholders of record on March 31, 2005. Associated therewith, the Company paid $14.3 million of aggregate dividends during April 2005. During September 2005, the Company's board of directors declared a semiannual dividend of $.12 per common share, payable on October 14, 2005 to shareholders of record on September 30, 2005. Associated therewith, the Company paid $16.8 million of aggregate dividends during October 2005. Future dividends are at the discretion of the Company's board of directors, and the board of directors may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

     During April 2005, $131.0 million of the Company's 8-7/8% senior notes due 2005 matured and were repaid. The Company also redeemed $19.0 million and $51.4 million principal amount of its 9-5/8% Notes during the three and nine months ended September 30, 2005, respectively. During September 2005, the Company accepted tenders to purchase $188.4 million in principal amount of the 5.875% Notes for $199.9 million. During October 2005, the Company redeemed the remaining $12.6 million and $16.2 million, respectively, of aggregate principal amount outstanding of the 9-5/8% Notes and its 7.50% Notes. The Company utilized unused borrowing capacity under its lines of credit to fund these financing activities.

     During August 2005, the Company's board of directors approved a new share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $650 million of which was immediately initiated through open market transactions. The $650 million program is expected to be completed by the end of 2005. The remaining $350 million is subject to the completion of the deepwater Gulf of Mexico and Argentine divestments. During the three and nine months ended September 30, 2005, the Company expended $453.0 million to acquire
9.0 million shares of treasury stock and $690.3 million to acquire 14.9 million shares of treasury stock, respectively. As of September 30, 2005, the Company had expended $391 million towards the $650 million portion of the $1 billion repurchase program and through October 31, 2005 spent an additional $250.0 million pursuant to a repurchase plan adopted by the Company conforming to the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934 ("the Exchange Act"). The Company expects to complete the additional $9 million of the $650 million portion of the repurchase program by the end of 2005.

     During September 2005, the Company entered into the Amended Credit Agreement that provides for initial aggregate loan commitments of $1.5 billion. In connection with the funding of the Amended Credit Agreement on September 30, 2005, all amounts outstanding under the 364-Day Credit Agreement were retired and the 364-Day Credit Agreement terminated.

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

     Liquidity. The Company's principal source of short-term liquidity is the Amended Credit Agreement. There were $755.0 million of outstanding borrowings under the Amended Credit Agreement as of September 30, 2005. Including $35.3 million of undrawn and outstanding letters of credit under the Amended Credit Agreement, the Company had $709.7 million of unused borrowing capacity as of September 30, 2005.

                        PIONEER NATURAL RESOURCES COMPANY


     The Company's debt will increase as a result of the announced $1 billion stock repurchase program. Including the expected completion of the $650 million portion of the $1 billion stock repurchase program, the Company anticipates that its debt to book capitalization will be less than 50 percent at the end of 2005 and will decline to below 35 percent by the end of 2006, before considering the effects of any divestitures.

     Debt ratings. The Company receives debt credit ratings from S&P and Moody's, which are subject to regular reviews. Subsequent to quarter end, S&P cut the Company's corporate credit rating to BB+ with a stable outlook from BBB-. Moody's continues to hold the Company's corporate credit rating at Baa3, which is an investment-grade rating, with a negative outlook. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. If the Company were also to be downgraded by Moody's, it would increase the interest rate and fees the Company pays on the Amended Credit Agreement and would trigger additional debt covenant requirements under the Amended Credit Agreement. The individual downgrade by S&P is not expected to materially affect the Company's financial position or liquidity but could negatively impact the Company's ability to obtain additional financing or the interest rate and fees associated with such additional financing.

     Book capitalization and current ratio. The Company's book capitalization at September 30, 2005 was $4.1 billion, consisting of debt of $1.9 billion and stockholders' equity of $2.1 billion. Consequently, the Company's debt to book capitalization increased to 48 percent at September 30, 2005 from 46 percent at December 31, 2004. The Company's ratio of current assets to current liabilities was .57 to 1.00 at September 30, 2005 as compared to .72 to 1.00 at December 31, 2004. The decline in the Company's ratio of current assets to current liabilities was primarily due to increases in its current derivative liabilities as a result of higher commodity prices and current deferred revenue as a result of the VPPs.

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

     Although certain derivative contracts to which the Company has been a party did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first nine months of 2005:

                                                 Derivative Contract Net Liabilities
                                                 -----------------------------------
                                                                            Foreign
                                                                Interest    Exchange
                                                 Commodities      Rate        Rate         Total
                                                 -----------    --------    --------    -----------
                                                            (in thousands)
    Fair value of contracts outstanding
       as of December 31, 2004...............    $  (406,546)   $    -      $   -       $  (406,546)
    Changes in contract fair value (a).......     (1,002,493)     (4,614)        18      (1,007,089)
    Contract maturities......................        282,953         -          (18)        282,935
    Contract terminations....................         33,403       4,614        -            38,017
                                                  ----------     -------     ------      ----------
    Fair value of contracts outstanding
       as of September 30, 2005..............    $(1,092,683)   $    -      $   -       $(1,092,683)
                                                  ==========     =======     ======      ==========

---------------
(a) At inception, new derivative contracts entered into by the Company have no intrinsic value.

     Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at September 30, 2005 or December 31, 2004.

                        PIONEER NATURAL RESOURCES COMPANY



     Interest rate sensitivity. The following table provides information about other financial instruments to which the Company was a party as of September 30, 2005 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2005. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on November 7, 2005. As of September 30, 2005, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

                            Interest Rate Sensitivity
                    Debt Obligations as of September 30, 2005


                                   Three months                                                                         Liability
                                     ending,                    Year ending December 31,                                Fair Value
                                   December 31,  ------------------------------------------------------                September 30,
                                       2005        2006       2007       2008       2009     Thereafter      Total         2005
                                   -----------   --------   --------   --------   --------   ----------   ----------   ------------
                                                                     (in thousands, except interest rates)
Total Debt:
  Fixed rate principal
   maturities (a)................   $    -       $    -     $ 32,075   $350,000   $    -      $ 911,794   $1,293,869    $1,441,766
     Weighted average
      interest rate (%)..........       6.31         6.31       6.29       6.16       6.16         6.16
  Variable rate maturities.......   $    -       $    -     $    -     $    -     $    -      $ 755,000   $  755,000    $  755,000
     Average interest rate (%)...       4.63         4.95       4.99       5.09       5.18        5.25

----------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses. During October 2005 the Company redeemed $16.2 million principal amount of 7.50% Notes and $12.6 million principal amount of 9-5/8% Notes, which amounts are included in "Thereafter" maturities in this table.

     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas prices as of September 30, 2005. As of September 30, 2005, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note G of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices.
                              Oil Price Sensitivity
            Derivative Financial Instruments as of September 30, 2005


                                               Three months                                     Liability
                                                  ending        Year ending December 31,      Fair Value at
                                               December 31,  ------------------------------   September 30,
                                                   2005        2006       2007       2008          2005
                                               -----------   --------   --------   --------   -------------
                                                                                              (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes (a):
   Swap contracts...........................      27,000       10,000     13,000    17,000      $ 552,190
    Weighted average fixed price per Bbl....    $  27.97     $  31.69   $  30.89   $ 29.21
   Collar contracts.........................         -          9,129      4,500       -        $  27,643
    Weighted average ceiling price per Bbl..    $    -       $  74.92   $  90.43   $   -
    Weighted average floor price per Bbl....    $    -       $  44.25   $  50.00   $   -
  Average forward NYMEX oil prices (b)......    $  59.40     $  61.38   $  60.55   $ 59.02

---------------
(a)  See Note G of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(b) The average forward NYMEX oil prices are based on November 7, 2005 market quotes.

                        PIONEER NATURAL RESOURCES COMPANY



                              Gas Price Sensitivity
            Derivative Financial Instruments as of September 30, 2005

                                               Three months                                     Liability
                                                  ending        Year ending December 31,      Fair Value at
                                               December 31,  ------------------------------   September 30,
                                                   2005        2006       2007       2008          2005
                                               -----------   --------   --------   --------   -------------
                                                                                              (in thousands)
Gas Hedge Derivatives (a):
  Average daily notional MMBtu volumes (b):
   Swap contracts.............................    253,535      73,842     29,195      5,000      $ 414,081
    Weighted average fixed price per MMBtu....  $    5.17    $   4.30   $   4.28   $   5.38
   Collar contracts...........................        -       183,685    215,000        -        $  98,769
    Weighted average ceiling price per MMBtu..  $     -      $  13.76   $  11.84   $    -
    Weighted average floor price per MMBtu....  $     -      $   6.62   $   6.57   $    -
  Average forward NYMEX gas prices (c)........  $   11.78    $  10.70   $   9.39   $   8.33

---------------
(a) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to connect the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(b)  See Note G of Notes to Consolidated  Financial Statements included in "Item
     1. Financial Statements" for hedge volumes and weighted average prices by calendar quarter.
(c) The average forward NYMEX gas prices are based on November 7, 2005 market quotes.

Item 4.     Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Exchange Act, the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is party to various legal proceedings, which are described under "Legal actions" in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other litigation incidental to its business. The Company believes that the damages from such other legal actions will not be in excess of ten percent of the Company's current assets.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended September 30, 2005:

                                                             Total Number of Shares    Approximate Dollar
                                                              (or Units) Purchased      Amount of Shares
                        Total Number of     Average Price      as Part of Publicly      that May Yet Be
                        Shares (or Units)   Paid per Share       Announced Plans        Purchased under
      Period              Purchased (a)       (or Unit)            or Programs        Plans or Programs (b)
      ------            -----------------   --------------   ----------------------   ---------------------

July 2005.............             -           $    -                    -
August 2005...........       1,669,933         $  41.38            1,513,300
September 2005........       7,512,226         $  52.03            7,509,700
                           -----------                            ----------
        Total.........       9,182,159         $  50.09            9,023,000             $ 259,286,843
                           ===========                            ==========              ============

-----------
(a) Amounts include shares withheld to fund tax withholding on employees' stock awards for which restrictions have lapsed.
(b) Excludes the remaining $350 million plan to repurchase shares subject to the successful completion of the deepwater Gulf of Mexico and Argentine divestments. Subsequent to September 30, 2005, the Company purchased an additional $250.0 million of stock pursuant to a repurchase plan adopted by the Company conforming to the requirements of Rule 10b5-1 of the Exchange Act.

     During August 2005, the Company's board of directors approved a new share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $650 million of which was immediately initiated through open market transactions. The $650 million program is expected to be completed by the end of 2005. The remaining $350 million is subject to the completion of the deepwater Gulf of Mexico and Argentine divestments.

                        PIONEER NATURAL RESOURCES COMPANY


Item 6.       Exhibits

Exhibits

     4.1 Fifth Supplemental Indenture, dated as of September 16, 2005, among the Company, Pioneer Natural Resources USA, Inc., as Guarantor, and Wachovia Bank, National Association, as Trustee, with respect to the Company's indenture, dated as of March 10, 2004, between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on September 21, 2005).
   10.1 Indemnification Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its directors and executive officers identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
   10.2 Severance Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
   10.3 Change in Control Agreement, dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement (incorporated by reference to
           Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
   10.4 Amended and Restated 5-Year Revolving Credit Agreement dated as of September 30, 2005 among the Company, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 4, 2005).
   31.1 Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
   31.2 Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
   32.1 Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
   32.2 Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                      PIONEER NATURAL RESOURCES COMPANY



Date:  November 8, 2005            By: /s/ Richard P. Dealy
                                      --------------------------
                                      Richard P. Dealy
                                      Executive Vice President
                                      and Chief Financial Officer



Date:  November 8, 2005            By:  /s/ Darin G. Holderness
                                       --------------------------
                                       Darin G. Holderness
                                       Vice President and Chief
                                       Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY


Exhibit Index

 4.1 Fifth Supplemental Indenture, dated as of September 16, 2005, among the Company, Pioneer Natural Resources USA, Inc., as Guarantor, and
         Wachovia Bank, National Association, as Trustee, with respect to the Company's indenture, dated as of March 10, 2004, between the Company and Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on September 21, 2005).
10.1 Indemnification Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its directors and executive officers identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17,
         2005).
10.2 Severance Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
10.3 Change in Control Agreement, dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
10.4 Amended and Restated 5-Year Revolving Credit Agreement dated as of September 30, 2005 among the Company, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 4, 2005).
31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

----------------------
(a) Filed herewith.
(b) Furnished herewith.