Form 10-Q
period 2006-03-31
PIONEER NATURAL RESOURCES CO
filed 2006-05-10
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           / x /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       or

           /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number: 1-13245

                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 75-2702753
        -------------------------------                -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

5205 N. O'Connor Blvd., Suite 900, Irving, Texas               75039
------------------------------------------------            ----------
     Address of principal executive offices)                (Zip Code)

                                 (972) 444-9001
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes / x /  No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer /x/   Accelerated filer / /   Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes / / No / x /

Number of shares of Common Stock outstanding as of May 1, 2006...... 129,300,537

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS
                                                                          Page

Cautionary Statement Concerning Forward-Looking Statements..............    2

Definitions of Certain Terms and Conventions Used Herein................    3

                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 2006
                  and December 31, 2005.................................    4

               Consolidated Statements of Operations for the three
                  months ended March 31, 2006 and 2005..................    6

               Consolidated Statement of Stockholders' Equity for the
                  three months ended March 31, 2006.....................    7

               Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2006 and 2005..................    8

               Consolidated Statements of Comprehensive Income (Loss)
                  for the three months ended March 31, 2006 and 2005....    9

               Notes to Consolidated Financial Statements...............   10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................   32

Item 3.        Quantitative and Qualitative Disclosures About
               Market Risk..............................................   45

Item 4.        Controls and Procedures..................................   46

                           PART II. OTHER INFORMATION

Item 1.        Legal Proceedings........................................   47

Item 1A.       Risk Factors.............................................   47

Item 2.        Unregistered Sales of Equity Securities and
               Use of Proceeds..........................................   47

Item 6.        Exhibits.................................................   48

Signatures     .........................................................   49

Exhibit Index  .........................................................   50

Cautionary Statement Concerning Forward-Looking Statements

     The information in this quarterly report on Form 10-Q (the "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") or its management are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I,
Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business -- Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law.

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

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements


                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       March 31,      December 31,
                                                                         2006             2005
                                                                     -----------      ------------
                                                                      (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents........................................  $    42,982      $    18,802
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,567
       and $5,736 as of March 31, 2006 and December 31, 2005,
       respectively................................................      186,226          336,062
     Due from affiliates...........................................          971            1,596
  Inventories......................................................       89,942           79,659
  Prepaid expenses.................................................       28,550           18,091
  Deferred income taxes............................................      111,644          158,878
  Discontinued operations held for sale............................      733,409              -
  Other current assets:
     Derivatives...................................................       10,655            1,246
     Other, net of allowance for doubtful accounts of $6,425
       as of December 31, 2005.....................................        8,259            9,470
                                                                      ----------       ----------
          Total current assets.....................................    1,212,638          623,804
                                                                      ----------       ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties.............................................    6,900,087        8,499,253
     Unproved properties...........................................      176,478          313,881
  Accumulated depletion, depreciation and amortization.............   (1,632,887)      (2,577,946)
                                                                      ----------       ----------
          Total property, plant and equipment......................    5,443,678        6,235,188
                                                                      ----------       ----------
Goodwill...........................................................      311,603          311,651
Other property and equipment, net..................................       86,058           90,010
Other assets:
  Derivatives......................................................        2,281            1,048
  Other, net of allowance for doubtful accounts of $92 as of
     March 31, 2006 and December 31, 2005..........................       52,991           67,533
                                                                      ----------       ----------
                                                                     $ 7,109,249      $ 7,329,234
                                                                      ==========       ==========

  The financial information included as of March 31, 2006 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                                       March 31,      December 31,
                                                                         2006            2005
                                                                     -----------      -----------
                                                                     (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade.........................................................  $   233,066      $   330,151
     Due to affiliates.............................................        4,336           15,053
  Interest payable.................................................       18,442           40,314
  Income taxes payable.............................................      151,061           22,470
  Discontinued operations held for sale............................       66,322              -
  Other current liabilities:
     Derivatives...................................................      174,491          320,098
     Deferred revenue..............................................      187,412          190,327
     Other.........................................................      159,951          114,942
                                                                      ----------       ----------
          Total current liabilities................................      995,081        1,033,355
                                                                      ----------       ----------

Long-term debt.....................................................    1,159,763        2,058,412
Derivatives........................................................      262,844          431,543
Deferred income taxes..............................................      989,564          767,329
Deferred revenue...................................................      619,477          664,511
Other liabilities and minority interests...........................      126,709          156,982
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
     145,336,331 and 145,200,293 shares issued at March 31,
     2006 and December 31, 2005, respectively......................        1,476            1,470
  Additional paid-in capital.......................................    3,738,509        3,775,794
  Treasury stock, at cost; 18,311,846 and 18,368,109 shares at
     March 31, 2006 and December 31, 2005, respectively............     (879,516)        (882,382)
  Deferred compensation............................................          -            (45,827)
  Retained earnings (accumulated deficit)..........................      340,452         (184,320)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax.........................     (301,878)        (506,636)
     Cumulative translation adjustment.............................       56,768           59,003
                                                                      ----------       ----------
          Total stockholders' equity...............................    2,955,811        2,217,102
Commitments and contingencies......................................
                                                                      ----------       ----------
                                                                     $ 7,109,249      $ 7,329,234
                                                                      ==========       ==========


  The financial information included as of March 31, 2006 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)



                                                                     Three months ended
                                                                           March 31,
                                                                 ---------------------------
                                                                    2006             2005
                                                                 ----------       ----------
Revenues and other income:
    Oil and gas...............................................   $  379,468       $  323,115
    Interest and other........................................       17,111            2,306
    Gain (loss) on disposition of assets, net.................          (73)           2,141
                                                                  ---------        ---------
                                                                    396,506          327,562
                                                                  ---------        ---------
Costs and expenses:
    Oil and gas production....................................       94,683           80,946
    Depletion, depreciation and amortization..................       82,406           73,308
    Impairment of long-lived assets...........................          -                152
    Exploration and abandonments..............................      124,642           53,829
    General and administrative................................       32,247           27,488
    Accretion of discount on asset retirement obligations.....        1,148            1,499
    Interest..................................................       36,576           32,746
    Other.....................................................        5,054            8,841
                                                                  ---------        ---------
                                                                    376,756          278,809
                                                                  ---------        ---------
Income from continuing operations before income taxes.........       19,750           48,753
Income tax provision..........................................      (20,717)         (21,762)
                                                                  ---------        ---------
Income (loss) from continuing operations......................         (967)          26,991
Income from discontinued operations, net of tax...............      544,174           57,666
                                                                  ---------        ---------
Net income....................................................   $  543,207       $   84,657
                                                                  =========        =========
Basic earnings per share:
    Income (loss) from continuing operations..................   $     (.01)      $      .19
    Income from discontinued operations, net of tax...........         4.29              .40
                                                                  ---------        ---------
    Net income................................................   $     4.28       $      .59
                                                                  =========        =========
Diluted earnings per share:
    Income (loss) from continuing operations..................   $     (.01)      $      .19
    Income from discontinued operations, net of tax...........         4.29              .39
                                                                  ---------        ---------
    Net income................................................   $     4.28       $      .58
                                                                  =========        =========
Weighted average shares outstanding:
    Basic.....................................................      126,944          142,898
                                                                  =========        =========
    Diluted...................................................      126,944          147,345
                                                                  =========        =========
Dividends declared per share..................................   $      .12       $      .10
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                               Net
                                                                                  Retained   Deferred
                                           Additional                             Earnings     Hedge      Cumulative      Total
                                   Common   Paid-in    Treasury     Deferred    (Accumulated   Losses,    Translation  Stockholders'
                                   Stock    Capital      Stock    Compensation    Deficit)   Net of Tax   Adjustment      Equity
                                   ------  ----------  ---------  ------------  -----------  -----------  -----------  ------------

Balance as of January 1, 2006....  $1,470  $3,775,794  $(882,382)  $  (45,827)   $(184,320)   $(506,636)    $ 59,003    $2,217,102

  Dividends declared ($.12 per
    common share)................      -           -          -            -       (15,510)          -            -        (15,510)
  Exercise of long-term incentive
    plan stock options...........      -           -       4,847           -        (2,925)          -            -          1,922
  Purchase of treasury stock.....      -           -      (1,981)          -            -            -            -         (1,981)
  Tax benefits related to
    stock-based compensation.....      -        1,062         -            -            -            -            -          1,062
  Compensation costs:
    Adoption of SFAS 123(R)......      -      (45,827)        -        45,827           -            -            -             -
    Compensation awards..........       6          (6)        -            -            -            -            -             -
    Compensation costs included
      in net income..............      -        7,486         -            -            -            -            -          7,486
  Net income.....................      -           -          -            -       543,207           -            -        543,207
  Other comprehensive income (loss):
    Deferred hedging activity,
     net of tax:
      Net deferred hedge gains...      -           -          -            -            -        41,902           -         41,902
      Net hedge losses included
       in continuing operations..      -           -          -            -            -        36,584           -         36,584
      Net hedge losses included
       in discontinued
       operations................      -           -          -            -            -       126,272           -        126,272
    Translation adjustment.......      -           -          -            -            -            -        (2,235)       (2,235)
                                    -----   ---------   --------    ---------     --------     --------      -------     ---------

Balance as of March 31, 2006.....  $1,476  $3,738,509  $(879,516)  $       -     $ 340,452    $(301,878)    $ 56,768    $2,955,811
                                    =====   =========   ========    =========     ========     ========      =======     =========

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             Three months ended
                                                                                   March 31,
                                                                        ----------------------------
                                                                            2006             2005
                                                                        -----------       ----------
Cash flows from operating activities:
    Net income.......................................................   $   543,207       $   84,657
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depletion, depreciation and amortization.......................        82,406           73,308
      Impairment of long-lived assets................................           -                152
      Exploration expenses, including dry holes......................        94,582           16,676
      Deferred income taxes..........................................        16,961           15,197
      Loss (gain) on disposition of assets, net......................            73           (2,141)
      Accretion of discount on asset retirement obligations..........         1,148            1,499
      Discontinued operations........................................      (539,653)         122,749
      Interest expense...............................................         3,047              197
      Commodity hedge related activity...............................           508           (3,061)
      Stock-based compensation.......................................         7,486            5,152
      Amortization of deferred revenue...............................       (47,949)         (11,625)
      Other noncash items............................................         3,714            4,146
    Changes in operating assets and liabilities, net of effects from acquisition:
      Accounts receivable, net.......................................       126,115          (12,033)
      Inventories....................................................       (20,131)          (1,315)
      Prepaid expenses...............................................       (12,264)           2,449
      Other current assets, net......................................         9,429             (198)
      Accounts payable...............................................       (93,648)          17,593
      Interest payable...............................................       (19,100)         (16,259)
      Income taxes payable...........................................       134,051            2,775
      Other current liabilities......................................        13,365            3,736
                                                                         ----------        ---------
         Net cash provided by operating activities...................       303,347          303,654
                                                                         ----------        ---------
Cash flows from investing activities:
    Payments for acquisition, net of cash acquired...................          -                (965)
    Proceeds from disposition of assets..............................       963,191          600,096
    Additions to oil and gas properties..............................      (334,888)        (194,940)
    Other property additions, net....................................        (6,548)         (11,062)
                                                                         ----------        ---------
         Net cash provided by investing activities...................       621,755          393,129
                                                                         ----------        ---------
Cash flows from financing activities:
    Borrowings under long-term debt..................................       364,271          155,713
    Principal payments on long-term debt.............................    (1,264,271)        (708,713)
    Payment of other liabilities.....................................          (524)          (8,302)
    Exercise of long-term incentive plan stock options...............         1,922           25,076
    Purchase of treasury stock.......................................        (1,981)        (151,976)
                                                                         ----------        ---------
         Net cash used in financing activities.......................      (900,583)        (688,202)
                                                                         ----------        ---------
Net increase in cash and cash equivalents............................        24,519            8,581
Effect of exchange rate changes on cash and cash equivalents.........          (339)             201
Cash and cash equivalents, beginning of period.......................        18,802            7,257
                                                                         ----------        ---------
Cash and cash equivalents, end of period.............................   $    42,982       $   16,039
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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)


                                                                          Three months ended
                                                                               March 31,
                                                                      --------------------------
                                                                         2006             2005
                                                                      ----------       ---------

Net income.........................................................   $  543,207       $  84,657
                                                                       ---------        --------

Other comprehensive income (loss):
    Deferred hedging activity, net of tax:
      Net deferred hedge gains (losses)............................       41,902        (311,906)
      Net hedge losses included in continuing operations...........       36,584          18,906
      Net hedge losses included in discontinued operations.........      126,272          12,226
    Translation adjustment.........................................       (2,235)         (1,623)
                                                                       ---------        --------

         Other comprehensive income (loss).........................      202,523        (282,397)
                                                                       ---------        --------

Comprehensive income (loss)........................................   $  745,730       $(197,740)
                                                                       =========        ========








         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2006 and for the three-month periods ended March 31, 2006 and 2005 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas assets and has reflected their results of operations in discontinued operations:

       Country                 Description of Assets                Date Divested
       -------                 ---------------------                -------------

       Canada                  Martin Creek, Conroy Black           May 2005
                               and Lookout Butte fields

       United States           Two Gulf of Mexico                   August 2005
                               shelf fields

       United States           Deepwater Gulf of Mexico             March 2006
                               fields

       Argentina               All Argentine properties             April 2006

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected (a) the Argentine assets and liabilities sold during April 2006 as discontinued operations held for sale as of March 31, 2006 and (b) the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding discontinued operations.

     Inventories. Inventories were comprised of $88.0 million and $77.3 million of materials and supplies and $1.9 million and $2.4 million of commodities as of March 31, 2006 and December 31, 2005, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. As of March 31, 2006 and December 31, 2005, the
Company's materials and supplies inventory was net of $1.5 million and $.2 million, respectively, of valuation reserve allowances.

     Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2005, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment.

     In accordance with GAAP, certain qualifying income tax benefits derived from stock-based compensation are recorded as reductions in the carrying value of goodwill.

     Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123(R)") to account for stock-based compensation. Among other items, SFAS 123(R) eliminates the use of the Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the date of grant, will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the Company's financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure fair value of stock options and utilizes the stock price on the date of grant for the fair value of restricted stock awards. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for stock options. Prior period financial statements have not been restated.

     The modified prospective method requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to its prior policy of recognizing forfeitures as they occurred. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

     Additionally, under the provisions of SFAS 123(R), deferred compensation recorded under APB 25 related to equity-based awards should be eliminated against the appropriate equity accounts. As a result, upon adoption of SFAS 123(R), the Company eliminated $45.8 million of deferred compensation cost from stockholders' equity and reduced by a like amount additional paid-in capital in the accompanying Consolidated Balance Sheet.

     For the three months ended March 31, 2006, the Company recorded $7.5 million of stock-based compensation costs for all plans. The impact to net income of adopting SFAS 123(R) for this period was $634 thousand, or less than $.01 per diluted share. The adoption impact is comprised of $492 thousand of compensation expense associated with unvested stock options and $142 thousand of compensation expense associated with the Company's Employee Stock Purchase Plan, which is a compensatory plan under the provisions of SFAS 123(R).

     Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the accompanying Consolidated Balance Sheets, at March 31, 2006 and December 31, 2005 do not include 2,230,117 shares and 1,756,180 shares, respectively, related to unvested restricted stock awards. During the three months ended March 31, 2006, the Company issued 658,381 shares of restricted stock awards.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     As of March 31, 2006, there is approximately $67.5 million of total unrecognized compensation expense related to unvested share-based compensation plans. This compensation will be recognized over the remaining vesting period of less than three years.

     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based compensation during the three months ended March 31, 2005 (in thousands, except per share amounts):

    Net income, as reported..........................................   $  84,657
    Plus: Stock-based compensation expense included
       in net income for all awards, net of tax (a)..................       3,271
    Deduct: Stock-based compensation expense determined
       under fair value based method for all awards, net of tax (a)..      (4,242)
                                                                         --------
    Pro forma net income.............................................   $  83,686
                                                                         ========
    Net income per share:
       Basic - as reported...........................................   $     .59
                                                                         ========
       Basic - pro forma.............................................   $     .58
                                                                         ========
       Diluted - as reported.........................................   $     .58
                                                                         ========
       Diluted - pro forma...........................................   $     .57
                                                                         ========

-------------
(a) For the three months ended March 31, 2005, stock-based compensation expense included in net income is net of tax benefits of $1.9 million. Similarly, stock-based compensation expense determined under the fair value based method for the three months ended March 31, 2005 is net of tax benefits of $2.4 million. See Note D for additional information regarding the Company's income taxes.

NOTE C.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in proved properties in the Consolidated Balance Sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

     The following table reflects the Company's capitalized exploratory well activity during the three months ended March 31, 2006 (in thousands):

    Beginning capitalized exploratory well costs ....................   $ 198,291
    Additions to exploratory well costs pending the
       determination of proved reserves..............................     100,534
    Reclassifications due to determination of proved reserves........     (53,958)
    Disposition of wells.............................................     (50,671)
    Exploratory well costs charged to expense........................     (36,745)
                                                                         --------

    Ending capitalized exploratory well costs .......................   $ 157,451
                                                                         ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     The following table provides an aging as of March 31, 2006 and December 31, 2005 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                      March 31,       December 31,
                                                                        2006              2005
                                                                     -----------      ------------
                                                                   (in thousands, except well counts)

     Capitalized exploratory well costs that have been
        capitalized for a period of one year or less...............    $ 88,198         $ 84,042
     Capitalized exploratory well costs that have been
        capitalized for a period greater than one year.............      69,253          114,249
                                                                        -------          -------
                                                                       $157,451         $198,291
                                                                        =======          =======
     Number of wells with exploratory well costs that have been
        capitalized for a period greater than one year.............          11               14
                                                                        =======          =======

     The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of March 31, 2006 and December 31, 2005:

                                                                      March 31,       December 31,
                                                                        2006              2005
                                                                     -----------      ------------
                                                                            (in thousands)

     United States:
        Ozona Deep.................................................    $    -           $ 19,423
        Thunder Hawk...............................................         -             25,769
        Oooguruk...................................................      52,205           52,205

     Canada - other................................................         844              805
     South Africa..................................................       7,227            7,227
     Tunisia - Anaguid.............................................       8,977            8,820
                                                                        -------          -------

              Total................................................    $ 69,253         $114,249
                                                                        =======          =======

     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Ozona Deep and Thunder Hawk. The Company's Ozona Deep exploration well was drilled during 2002 and found quantities of oil believed to be commercial; however, given its location in the Gulf of Mexico, it was necessary to have a signed production handling agreement with infrastructure in the area to ensure the economics associated with the discovery prior to doing further appraisal drilling. During the third quarter of 2005, Pioneer and the operator of Ozona Deep signed a Capacity Commitment Agreement with a third-party platform to bring future production from the discovery to the third-party's platform.

     During 2004, the Company's initial Thunder Hawk well found quantities of oil believed to be commercial. Additional appraisal wells were determined necessary to confirm the commercialization of the discovery.

     During March 2006, the Company sold its interests in the Ozona Deep and Thunder Hawk properties as part of the Company's deepwater Gulf of Mexico divestiture. See Note N for additional information regarding the Company's divestiture of its deepwater Gulf of Mexico oil and gas properties.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     Oooguruk. During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential cost benefits of a larger scale project. The farm-in was completed during 2004. Along with completing the farm-in agreement, Pioneer obtained access to exploration well and seismic data to improve the Company's understanding, without having to drill additional wells, of the potential of the discoveries. In late 2004, the Company completed an extensive technical and economic evaluation of the resource potential within this area and authorized a front-end engineering design study ("FEED study") for the area which was completed.

     During the first quarter of 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company began operations to install an offshore gravel drilling and production site and completed gravel hauling activities during the 2006 winter construction season. A subsea flowline and facilities will be installed during 2007 to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit. Pioneer plans to drill approximately 40 horizontal wells to develop the discovery. Depending on weather conditions and facilities completion and accessibility, drilling could begin as early as the fall of 2007. The Company estimates first production to occur in 2008.

     South Africa. During 2001, the Company drilled two South African discovery wells that found quantities of gas and condensate believed to be commercial. During 2004, 2003 and 2002, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with the operator of a gas-to-liquids ("GTL") plant located in the area to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005 and based on that study, the GTL plant operator initiated purchase orders for long-lead time infrastructure components. In December 2005, the Company received the final approvals with its partner in the South Coast gas project. The project will include subsea tie-back of gas from the Sable field and five to six additional gas accumulations to the existing production facilities on the F-A platform for transportation via existing pipelines to the GTL plant. Development drilling related to the project commenced in the first quarter of 2006. Production is expected to begin during the second half of 2007.

     As of December 31, 2005, the remaining costs associated with this project relate to the Boomslang discovery, which was not included in the initial development of this project. Boomslang is both an oil and gas discovery. Continued studies of the commercialization of the project are ongoing. Part of the ongoing efforts is determining the commercialization of the discovery as an oil project, gas project or both. If commercialized as an oil discovery, earliest production would be 2009 and if commercialized as a gas discovery, earliest production would be 2012.

     Tunisia - Anaguid. During 2003, the Company drilled an exploration well on its Anaguid Block in Tunisia which found quantities of gas and condensate believed to be commercial. During 2004, the well was scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. In the third quarter of 2005, the project operator, along with the Company, drilled an offset appraisal well to the exploration well.

     The appraisal well offsetting the exploration well encountered gas and condensate in a similar horizon to the initial well. The Company is currently reviewing data from the appraisal well to determine whether development of the area is economical.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE D.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. During the three months ended March 31, 2006, the Company utilized all of its available United States NOLs, other than those subject to limitations, primarily related to the sale of the deepwater Gulf of Mexico assets; accordingly, this will accelerate the Company's payment of cash taxes. As of March 31, 2006 and December 31, 2005, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $116.1 million and $95.8 million, respectively.

     Income tax provision. The Company recognized income tax provisions on continuing operations of $20.7 million and $21.8 million during the three-month periods ended March 31, 2006 and 2005, respectively. The Company's effective tax rate on continuing operations of 104.9 percent differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

       o     foreign tax rates,
       o statutes in foreign jurisdictions that differ from those in the United States and
       o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the first quarter of 2006, this primarily related to Nigerian expenses of approximately $35.5 million.

     The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three-month periods ended March 31, 2006 and 2005:

                                                            Three months ended
                                                                  March 31,
                                                        --------------------------
                                                           2006             2005
                                                        ---------        ---------
                                                              (in thousands)
       Current:
          U.S. federal..............................    $  (2,513)       $     -
          U.S. state and local......................           (9)             -
          Foreign...................................        6,278            6,565
                                                         --------         --------
                                                            3,756            6,565
                                                         --------         --------
       Deferred:
          U.S. federal..............................        9,937           14,728
          U.S. state and local......................         (198)              (1)
          Foreign...................................        7,222              470
                                                         --------         --------
                                                           16,961           15,197
                                                         --------         --------

                                                        $  20,717        $  21,762
                                                         ========         ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     Discontinued operations. The Company's effective tax rate associated with discontinued operations during the three-month periods ended March 31, 2006 and 2005 was 34.9 percent and 34.3 percent, respectively. The Company's income tax provisions attributable to income from discontinued operations consisted of the following for the three-month periods ended March 31, 2006 and 2005:

                                                            Three months ended
                                                                  March 31,
                                                        --------------------------
                                                           2006             2005
                                                        ---------        ---------
                                                              (in thousands)
       Current:
          U.S. federal..............................    $ 140,725        $     -
          U.S. state and local......................        2,140              -
          Foreign...................................        1,165            2,325
                                                         --------         --------
                                                          144,030            2,325
                                                         --------         --------
       Deferred:
          U.S. federal..............................      142,276           26,691
          U.S. state and local......................        6,215            1,149
          Foreign...................................       (1,004)             (64)
                                                         --------         --------
                                                          147,487           27,776
                                                         --------         --------

                                                        $ 291,517        $  30,101
                                                         ========         ========

NOTE E.     Long-term Debt

     Lines of credit. The Company has an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Agreement") that matures in September 2010 unless extended in accordance with the terms of the Credit Agreement. The terms of the Credit Agreement provide for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $1.8 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Credit Agreement. As of March 31, 2006, the Company had no outstanding borrowings under the Credit Agreement, however, if the Company had outstanding borrowings, the Company's current additional margin to LIBOR is .875 percent.

     The Credit Agreement contains certain financial covenants, which include the (i) maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization ("DD&A") expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; (ii) maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0; and (iii) because the Company fell below an investment grade rating by both Moody's Investor Services, Inc. ("Moody's") and Standard & Poor's Ratings Group, Inc. ("S&P") prior to attaining a mid-investment grade rating (as defined in the Credit Agreement) by either of such rating agencies, then such covenants also include the maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.50 to 1.0 for the first 18 months following the date of the Credit Agreement, and 1.75 to 1.0 thereafter. The lenders may declare any outstanding obligations under the Credit Agreement immediately due and payable upon the occurrence, and during the continuance of, an event of default, which includes a defined change in control of the Company. As of March 31, 2006, the Company had unused borrowing capacity of $1.4 billion under the Credit Agreement.

     As of March 31, 2006, the Company had $121.3 million of undrawn letters of credit, of which $119.6 million were undrawn commitments under the Credit Agreement. The letters of credit outstanding under the Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, currently representing the Company's LIBOR margin (.875 percent at March 31, 2006) plus .125 percent.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



     As of March 31, 2006, the Company was in compliance with all of its debt covenants.

     Senior notes. During April 2006, the Company issued $450 million of 6.875% senior notes due 2018 (the "6.875% Notes") for net proceeds of $446.6 million. The proceeds from this borrowing will be used to fund a tender offer for the Company's outstanding 6.50% senior notes due 2008 (the "6.50% Notes") and general corporate purposes. See Note O for additional information regarding these transactions and plans.

     Rating agencies. In January 2006, Moody's downgraded the Company from Baa3 to Ba1. The downgrade triggered increases in the pricing grid under the Credit Agreement.

NOTE F.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing its costs of capital. As of March 31, 2006 and December 31, 2005, the Company was not a party to any open fair value hedges.

     As of March 31, 2006, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $4.5 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. During the three-month periods ended March 31, 2006 and 2005, the Company's amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $.1 million and $2.2 million, respectively.

     The following table sets forth, as of March 31, 2006, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

                                 Nine months
                                    ending                        Year Ending December 31,
                                 December 31,    ----------------------------------------------------------
                                     2006          2007        2008        2009        2010      Thereafter
                                 -----------     --------    --------    --------    --------    ----------
                                                                  (in thousands)

Net deferred hedge losses......   $     (7)      $ (1,573)   $   (554)   $   (528)   $   (578)   $ (4,355)
                                   =======        =======     =======     =======     =======     =======

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of March 31, 2006, all of the Company's open commodity hedges are designated as hedges of Canadian and United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2006:

                                               First          Second         Third          Fourth          Outstanding
                                              Quarter         Quarter        Quarter        Quarter           Average
                                           -------------   -------------   -------------   -------------   -------------
Average daily oil production hedged (a):
     2006 - Swap Contracts
         Volume (Bbl)....................                          5,000           5,000           5,000           5,000
         Price per Bbl...................                  $       37.20   $       37.20   $       37.20   $       37.20

     2006 - Collar Contracts
         Volume (Bbl)....................                          7,000           6,500           6,500           6,665
         Price per Bbl...................                  $42.50-$68.45   $41.92-$66.41   $41.92-$66.41   $42.12-$67.12

     2007 - Swap Contracts
         Volume (Bbl)....................         10,000          10,000          10,000          10,000          10,000
         Price per Bbl...................  $       30.96   $       30.96   $       30.96   $       30.96   $       30.96

     2007 - Collar Contracts
         Volume (Bbl)....................          2,000           2,000           2,000           2,000           2,000
         Price per Bbl...................  $50.00-$89.50   $50.00-$89.50   $50.00-$89.50   $50.00-$89.50   $50.00-$89.50

     2008 - Swap Contracts
         Volume (Bbl)....................         10,000          10,000          10,000          10,000          10,000
         Price per Bbl...................  $       30.62   $       30.62   $       30.62   $       30.62   $       30.62

------------
(a) Subsequent to March 31, 2006, the Company entered into oil swap contracts, with an average fixed price of $71.83 per Bbl, designated as hedges for 90,000 Bbls of forecasted June 2006 South African oil sales.

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), VPP amortization to oil revenue and the net effect of settlements of oil price hedges on oil revenue for the three-month periods ended March 31, 2006 and 2005:

                                                                               Three months ended
                                                                                     March 31,
                                                                              ---------------------
                                                                               2006           2005
                                                                              -------       -------

     Average price reported per Bbl.......................................    $ 60.01       $ 34.99
     Average price realized per Bbl.......................................    $ 60.10       $ 45.08
     VPP increase to oil revenue (in millions)............................    $  28.9       $   -
     Reduction to oil revenue from hedging activity (in millions) (a).....    $ (29.1)      $ (31.5)

-----------
(a) Excludes hedge losses of $12.3 million and $12.8 million attributable to discontinued operations for the three-month periods ended March 31, 2006 and 2005, respectively.

     Natural gas liquids prices. During the three-month periods ended March 31, 2006 and 2005, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at March 31, 2006.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2006:

                                                 First        Second          Third         Fourth       Outstanding
                                                Quarter       Quarter        Quarter        Quarter        Average
                                             ------------   ------------   ------------   ------------   ------------
Average daily gas production hedged:
   2006 - Swap Contracts
     Volume (MMBtu)........................                       73,790         73,880         73,984         73,885
     Index price per MMBtu.................                 $       4.30   $       4.31   $       4.31   $       4.31

   2006 - Collar Contracts
     Volume (MMBtu)........................                      105,000        105,000        115,000        108,345
     Index price per MMBtu.................                 $6.55-$14.20   $6.55-$14.20   $6.54-$14.39   $6.55-$14.27

   2007 - Swap Contracts
     Volume (MMBtu)........................        24,071         24,146         24,231         24,329         24,195
     Index price per MMBtu.................  $       3.99   $       4.00   $       4.01   $       4.02   $       4.00

   2007 - Collar Contracts
     Volume (MMBtu)........................       215,000        215,000        215,000        215,000        215,000
     Index price per MMBtu.................  $6.57-$11.84   $6.57-$11.84   $6.57-$11.84   $6.57-$11.84   $6.57-$11.84

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), VPP amortization to gas revenue and the net effect of settlements of gas price hedges on gas revenue for the three-month periods ended March 31, 2006 and 2005:

                                                                              Three months ended
                                                                                    March 31,
                                                                             ---------------------
                                                                               2006          2005
                                                                             -------       -------

     Average price reported per Mcf......................................    $  6.72       $  6.01
     Average price realized per Mcf......................................    $  7.05       $  5.61
     VPP increase to gas revenue (in millions)...........................    $  19.0       $  11.6
     Reduction to gas revenue from hedging activity (in millions) (a)....    $ (28.3)      $   (.3)

--------------
(a) Excludes hedge losses of $3.4 million and $7.7 million attributable to discontinued operations for the three-month periods ended March 31, 2006 and 2005, respectively.

     Hedge ineffectiveness. During the three-month periods ended March 31, 2006 and 2005, the Company recognized net ineffectiveness credits, or reductions, to other expense from continuing operations of $8.2 million and net ineffectiveness charges of $5.1 million, respectively, related to the ineffective portions of changes in the fair values of its cash flow hedging instruments. These credits and charges primarily result from changes in correlations and derivative fair values associated with indexes of financial hedge derivatives and the indexes of the hedged forecasted production for certain fields.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



     Accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). As of March 31, 2006 and December 31, 2005, AOCI
- Hedging represented net deferred losses of $301.9 million and $506.6 million, respectively. The AOCI - Hedging balance as of March 31, 2006 was comprised of $419.9 million of net deferred losses on the effective portions of open cash flow hedges, $55.4 million of net deferred losses on terminated cash flow hedges (including $3.1 million of net deferred losses on terminated cash flow interest rate hedges) and $173.5 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the three months ended March 31, 2006 was primarily attributable to the termination and reclassification to discontinued operations of the underlying balances related to hedges that were designated as deepwater Gulf of Mexico hedges and the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the twelve months ending March 31, 2007, based on current estimates of future commodity prices, the Company expects to reclassify $162.0 million of net deferred losses associated with open commodity hedges and $3.6 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $60.5 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending March 31, 2007 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of March 31, 2006, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as decreases in the case of losses, and increases in the case of gains, to the Company's future oil and gas revenues:

                                             First      Second        Third       Fourth
                                            Quarter     Quarter       Quarter     Quarter       Total
                                           --------    ---------     --------     --------     --------
                                                                  (in thousands)
    2006 net deferred hedge gains.......               $   1,164     $  1,418     $    581     $  3,163
    2007 net deferred hedge losses......   $ (6,768)   $  (2,843)    $ (2,553)    $ (3,277)     (15,441)
    2008 net deferred hedge losses......   $ (8,718)   $  (6,123)    $ (6,008)    $ (6,472)     (27,321)
    2009 net deferred hedge losses......   $ (2,330)   $    (232)    $   (230)    $   (822)      (3,614)
    2010 net deferred hedge losses......   $   (667)   $    (620)    $   (578)    $   (539)      (2,404)
    2011 net deferred hedge losses......   $   (873)   $    (889)    $   (902)    $   (906)      (3,570)
    2012 net deferred hedge losses......   $   (810)   $    (791)    $   (784)    $   (772)      (3,157)
                                                                                                -------
                                                                                               $(52,344)
                                                                                                =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE G.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 5, "Accounting for Contingencies" during the three-month periods ended March 31, 2006 and 2005:

                                                                                 Three months ended
                                                                                      March 31,
                                                                             -------------------------
                                                                                2006            2005
                                                                             ---------        --------
                                                                                   (in thousands)

    Beginning asset retirement obligations...............................    $ 157,035        $120,879
       New wells placed on production and changes in estimates (a).......       42,000           1,445
       Liabilities reclassed to discontinued operations held for sale....      (13,585)            -
       Disposition of wells..............................................      (30,085)            -
       Liabilities settled...............................................       (1,068)         (2,400)
       Accretion of discount.............................................        1,880           2,140
       Currency translation..............................................          (89)           (127)
                                                                              --------         -------

    Ending asset retirement obligations .................................    $ 156,088        $121,937
                                                                              ========         =======

-----------
(a) For the three months ended March 31, 2006, reflects a $42 million increase in the abandonment estimate of the East Cameron facilities that were destroyed by Hurricane Rita, which is reflected in exploration and abandonments expense in the accompanying Consolidated Statements of Operations.

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE H.     Postretirement Benefit Obligations

     As of March 31, 2006 and December 31, 2005, the Company had recorded $18.8 million and $18.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired. These plans had no assets as of March 31, 2006 or December 31, 2005. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three-month periods ended March 31, 2006 and 2005:

                                                                              Three months ended
                                                                                    March 31,
                                                                           ------------------------
                                                                             2006            2005
                                                                           --------        --------
                                                                                (in thousands)

       Beginning accumulated postretirement benefit obligations........    $ 18,576        $ 15,534
          Net benefit payments.........................................        (285)           (186)
          Service costs................................................         204              81
          Accretion of discounts.......................................         259             225
                                                                            -------         -------
       Ending accumulated postretirement benefit obligations...........    $ 18,754        $ 15,654
                                                                            =======         =======

NOTE I.     Commitments and Contingencies

     Legal actions. The Company is party to the legal actions that are described below. The Company is also party to other proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company will continue to evaluate its litigation matters on a quarter-by-quarter basis and will adjust its litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a "cost of production", and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $72 million, plus prejudgment interest. However, the Company believes it has valid defenses to the plaintiffs' claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

     The Company does not believe the costs it has deducted are a "cost of production". The costs being deducted are post production costs incurred to transport the gas to the Company's Satanta gas plant for processing, where the valuable hydrocarbon liquids and helium are extracted from the gas.

     The factual evidence in the case was presented to the 26th Judicial District Court without a jury in December 2001. Oral arguments were heard by the court in April 2002, and although the court has not yet entered a judgment or findings, it could do so at any time. The Company strongly denies the existence of any material underpayment to the plaintiffs and believes it presented strong evidence at trial to support its positions. However, either through a negotiated settlement or court ruling, the Company could have to pay some part of the cost of production claim and, accordingly, the Company has established a partial reserve for this claim. The Company has not established a provision for the helium claim. Although the amount of any resulting liability, to the extent that it exceeds the Company's provision, could have a material adverse effect on the Company's results of operations for the quarterly reporting period in which such

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


liability is recorded, the Company does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

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

     Dorchester Refining Company Site. A subsidiary of the Company has been notified by a letter from the Texas Commission on Environmental Quality ("TCEQ") dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State
Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

     Environmental Protection Agency Investigation. On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Kuparuk in Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company is fully cooperating with the government's investigation.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE J.     Income (Loss) Per Share From Continuing Operations

     Basic income (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted income per share from continuing operations reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income from continuing operations were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company. During periods that the Company realizes a loss from continuing operations, securities or other contracts to issue common stock would be dilutive to loss per share and conversion into common stock is assumed not to occur.

     The following table is a reconciliation of basic income (loss) from continuing operations to diluted income (loss) from continuing operations for the three-month periods ended March 31, 2006 and 2005:

                                                                       Three months ended
                                                                             March 31,
                                                                   --------------------------
                                                                      2006             2005
                                                                   ---------        ---------
                                                                        (in thousands)

     Basic income (loss) from continuing operations............    $    (967)       $  26,991
     Interest expense on convertible notes, net of tax.........          -                802
                                                                    --------         --------

     Diluted income (loss) from continuing operations..........    $    (967)       $  27,793
                                                                    ========         ========

     The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2006 and 2005:

                                                                       Three months ended
                                                                             March 31,
                                                                   --------------------------
                                                                      2006             2005
                                                                   ---------        ---------
                                                                        (in thousands)

     Weighted average common shares outstanding (a):
       Basic..................................................      126,944          142,898
       Dilutive common stock options (b) (c)..................          -              1,293
       Restricted stock awards (c)............................          -                827
       Convertible notes dilution (c).........................          -              2,327
                                                                   --------         --------

       Diluted................................................      126,944          147,345
                                                                   ========         ========

---------------
(a) During August 2005, the Company's board of directors (the "Board") approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005 and $359 million of which is expected to be initiated in mid-May 2006.
(b) Common stock options to purchase 30,712 shares of common stock were outstanding but not included in the computations of diluted income per share from continuing operations for the three months ended March 31, 2005 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(c) Due to the loss from continuing operations during the three months ended March 31, 2006, the potential dilutive effects of stock options, restricted stock awards and convertible notes would be anti-dilutive.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE K.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, Canada and Africa and Other. Africa and Other is primarily comprised of current or past operations in Equatorial Guinea, Gabon, Morocco, Nigeria, South Africa and Tunisia.

     As previously referred to in Note B, during 2005, the Company sold Canadian and United States oil and gas properties having carrying values of $58.9 million and $31.4 million, respectively, on their dates of sale. Also as previously referred to in Note B, during 2006, the Company sold Argentine net assets and United States oil and gas properties having carrying values, including net deferred hedge losses, of approximately $667 million and $432 million, respectively. The results of operations of those properties have been reclassified as discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note N for information regarding the Company's discontinued operations.

     The following tables provide the Company's interim geographic operating segment data for the three-month periods ended March 31, 2006 and 2005.
Geographic  operating  segment  income  tax  benefits   (provisions)  have  been
determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


                                                      United                  Africa                     Consolidated
                                                      States      Canada     and Other    Headquarters      Total
                                                     --------    --------    ---------    -----------    ------------
                                                                          (in thousands)
Three months ended March 31, 2006:
  Revenues and other income:
     Oil and gas................................     $309,881    $ 28,362    $ 41,225      $    -         $ 379,468
     Interest and other.........................          -           -           -          17,111          17,111
     Loss on disposition of assets, net.........          -           -           -             (73)            (73)
                                                      -------     -------     -------       -------        --------
                                                      309,881      28,362      41,225        17,038         396,506
                                                      -------     -------     -------       -------        --------
  Costs and expenses:
     Oil and gas production.....................       77,901      10,914       5,868           -            94,683
     Depletion, depreciation and amortization...       63,616       7,230       5,695         5,865          82,406
     Exploration and abandonments...............       78,281       3,416      42,945           -           124,642
     General and administrative.................          -           -           -          32,247          32,247
     Accretion of discount on asset retirement
        obligations.............................          -           -           -           1,148           1,148
     Interest...................................          -           -           -          36,576          36,576
     Other......................................          -           -           -           5,054           5,054
                                                      -------     -------     -------       -------        --------
                                                      219,798      21,560      54,508        80,890         376,756
                                                      -------     -------     -------       -------        --------
  Income (loss) from continuing operations
     before income taxes........................       90,083       6,802     (13,283)      (63,852)         19,750
  Income tax benefit (provision)................      (32,880)     (2,423)      8,698         5,888         (20,717)
                                                      -------     -------     -------       -------        --------
  Income (loss) from continuing operations......     $ 57,203    $  4,379    $ (4,585)     $(57,964)      $    (967)
                                                      =======     =======     =======       =======        ========

Three months ended March 31, 2005:
  Revenues and other income:
     Oil and gas................................     $254,936    $ 20,488    $ 47,691      $    -         $ 323,115
     Interest and other.........................          -           -           -           2,306           2,306
     Gain on disposition of assets, net.........        2,032         -           -             109           2,141
                                                      -------     -------     -------       -------        --------
                                                      256,968      20,488      47,691         2,415         327,562
                                                      -------     -------     -------       -------        --------
  Costs and expenses:
     Oil and gas production.....................       64,099       9,080       7,767           -            80,946
     Depletion, depreciation and amortization...       52,353       7,039       9,377         4,539          73,308
     Impairment of long-lived assets............          -           -           152           -               152
     Exploration and abandonments...............       28,803       3,741      21,285           -            53,829
     General and administrative.................          -           -           -          27,488          27,488
     Accretion of discount on asset retirement
       obligations..............................          -           -           -           1,499           1,499
     Interest...................................          -           -           -          32,746          32,746
     Other......................................          -           -           -           8,841           8,841
                                                      -------     -------     -------       -------        --------
                                                      145,255      19,860      38,581        75,113         278,809
                                                      -------     -------     -------       -------        --------
  Income (loss) from continuing operations
     before income taxes........................      111,713         628       9,110       (72,698)         48,753
  Income tax benefit (provision)................      (40,775)       (229)     (2,060)       21,302         (21,762)
                                                      -------     -------     -------       -------        --------
  Income (loss) from continuing operations......     $ 70,938    $    399    $  7,050      $(51,396)      $  26,991
                                                      =======     =======     =======       =======        ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE L.     Volumetric Production Payments

     During 2005, the Company sold 27.8 MMBOE of proved reserves by means of three VPP agreements for net proceeds of $892.6 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were initially used to reduce outstanding indebtedness. The first VPP sold 58 Bcf of gas volumes over an expected five-year term that began in February 2005. The second VPP sold 10.8 MMBbls of oil volumes over an expected seven-year term that began in January 2006. The third VPP sold 6.0 Bcf of gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of oil volumes over an expected five-year term that began in January 2006.

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

     Under SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies", a VPP is considered a sale of proved reserves. As a result, the Company (i) removed the proved reserves associated with the VPPs;
(ii) recognized the VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil and gas revenues over the terms of the VPPs; (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognizes production associated with the VPP volumes.

     The following table provides information about the deferred revenue carrying values of the Company's VPPs:

                                                        Gas          Oil          Total
                                                    ---------     ---------     ---------
                                                                (in thousands)

    Deferred revenue at December 31, 2005.......    $ 249,323     $ 605,515     $ 854,838
    Less 2006 amortization......................      (19,028)      (28,921)      (47,949)
                                                     --------      --------      --------
         Deferred revenue at March 31, 2006.....    $ 230,295     $ 576,594     $ 806,889
                                                     ========      ========      ========

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

         Remaining 2006................................      $  142,378
         2007..........................................         181,232
         2008..........................................         158,138
         2009..........................................         147,906
         2010..........................................          90,215
         2011..........................................          44,951
         2012..........................................          42,069
                                                              ---------
                                                             $  806,889
                                                              =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE M.     Insurance Claims

     Fain Plant. During May 2005, the Company sustained damages as a result of a fire at its Fain gas plant in the West Panhandle field. The damages interrupted production from mid-May through mid-July of 2005. The Company maintained business interruption and physical damage insurance coverage for such circumstances. The Company recognized a total of $17.9 million in business interruption recoveries and $4.4 million in physical damage recoveries associated with the Fain gas plant fire. The Company recognized $14.2 million of the business interruption recoveries in 2005 and the remaining $3.7 million during the three months ended March 31, 2006,which is included in other income in the Company's accompanying Consolidated Statements of Operations.

     Hurricanes Katrina and Rita. During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the Company believes the damages to the facilities are covered by physical damage insurance.

     The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. The Company's business interruption claim is expected to cover losses of revenues from mid-October 2005 (the end of 45-day deductible waiting period) until the third-party facilities could take the full production from the Devils Tower field, which the Company determined to have occurred in early December 2005. At March 31, 2006, the Company estimates that its business interruption recovery on Devils Tower to be approximately $20 million. The Company has not recorded any estimated recoveries due to certain pending issues that the Company expects to have resolved in the near future.

     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company does not plan to rebuild the facility based on the current economics of the field. The Company continues to evaluate the magnitude of the loss. Currently, the Company estimates that it will incur a minimum of $86 million to reclaim and completely abandon the East Cameron facility; thus, the Company recorded an additional abandonment obligation charge of $42 million which is included in exploration and abandonments in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2006. The Company's estimate to reclaim and abandon the facilities is based upon an analysis and fee proposal prepared by a third-party engineering firm and assumes that the Company will be able to "reef" a substantial portion of debris in place. The Company has filed its application with the appropriate regulatory agency to reef the debris in place.

     The Company has filed a claim with its insurance provider regarding the loss at East Cameron. Under the Company's insurance policy, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) greater of (1) 25 percent of the scheduled property value of the platform or (2) up to $40 million for debris removal coverage, in total, for all assets per occurrence and (d) $100 million of "make well safe" coverage, in total, for all assets per occurrence.

     In December 2005, the Company received the $14 million scheduled value for the East Cameron assets and recognized a gain of $9.7 million during the fourth quarter of 2005. The Company earned the $4.0 million of business interruption recoveries during the three months ended March 31, 2006. The Company believes that its debris removal and make well safe coverages, in combination, will substantially cover costs to abandon the East Cameron facility. The Company has not recorded any estimated recoveries related to insurance due to the early nature of the claim and the need to better quantify the claim.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


NOTE N.     Discontinued Operations

     During 2005 and 2006, the Company sold its interests in the following oil and gas assets and has reflected their results of operations in discontinued operations:

       Country           Description of Assets           Date Divested     Net Proceeds       Gain
       -------           ---------------------           -------------     ------------     --------
                                                                                  (in millions)

       Canada            Martin Creek, Conroy Black      May 2005          $   197.2        $  138.3
                         and Lookout Butte fields

       United States     Two Gulf of Mexico              August 2005            59.1            27.7
                         shelf fields

       United States     Deepwater Gulf of Mexico        March 2006          1,160.9(a)        728.4
                         fields

       Argentina         All Argentine properties        April 2006            675.0            (b)

-----------
(a) Net proceeds do not reflect the cash payment of $193.2 million for terminated hedges associated with the deepwater Gulf of Mexico assets.
(b) The Company estimates that it will recognize a nominal gain from the Argentine divestiture in the second quarter of 2006.

     Pursuant to SFAS 144, the Company has reflected (a) the Argentine assets and liabilities sold during April 2006 as discontinued operations held for sale as of March 31, 2006 and (b) the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three-month periods ended March 31, 2006 and 2005:

                                                                            Three months ended
                                                                                  March 31,
                                                                          ----------------------
                                                                             2006         2005
                                                                          ---------    ---------
                                                                              (in thousands)
       Revenues and other income:
          Oil and gas.................................................    $ 181,569    $ 197,197
          Interest and other..........................................        1,847       26,027
          Gain on disposition of assets...............................      728,502           80
                                                                           --------     --------
                                                                            911,918      223,304
       Costs and expenses:
          Oil and gas production......................................       27,955       33,016
          Depletion, depreciation and amortization....................       37,327       82,843
          Exploration and abandonments................................        5,947       13,556
          General and administrative..................................        2,432        2,097
          Accretion of discount on asset retirement obligations.......          732          641
          Interest....................................................          344          505
          Other.......................................................        1,490        2,879
                                                                           --------     --------
                                                                             76,227      135,537
                                                                           --------     --------
       Income from discontinued operations before income taxes........      835,691       87,767
       Income tax provision:
          Current.....................................................     (144,030)      (2,325)
          Deferred....................................................     (147,487)     (27,776)
                                                                           --------     --------
       Income from discontinued operations, net of tax................    $ 544,174    $  57,666
                                                                           ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)



     At March 31, 2006, the Argentine assets included in discontinued operations held for sale and the Argentine liabilities included in discontinued operations held for sale were comprised of the following components (in thousands):

   Assets included in discontinued operations held for sale:
      Current assets, including cash and cash equivalents of $7.0 million.......   $  46,980
      Property, plant and equipment, net........................................     677,591
      Other assets, net.........................................................       8,838
                                                                                    --------
           Total assets.........................................................   $ 733,409
                                                                                    ========

   Liabilities included in discontinued operations held for sale:
      Current liabilities.......................................................   $  36,142
      Deferred tax liabilities..................................................      13,943
      Other liabilities.........................................................      16,237
                                                                                    --------
           Total liabilities....................................................   $  66,322
                                                                                    ========

NOTE O.     Subsequent Events

     Argentine divestiture. As described in Note N, during April 2006, the Company sold substantially all of its assets and liabilities in Argentina for proceeds of approximately $675 million, before normal closing adjustments.

     The Company has provided the purchaser of its Argentine assets and liabilities certain indemnifications, subject to defined limitations. The indemnifications primarily pertain to matters of litigation, environmental contingencies, royalty obligations and income taxes, none of which the Company believes to be probable of having a material impact on its future results of operations, financial position or liquidity. Below is the Company's previously disclosed litigation that was assumed by the purchasers, subject to the indemnifications.

     The Company's former subsidiary in Argentina is involved in various administrative proceedings with environmental authorities in the Neuquen Province relating to permits for and discharges from operations in that province. The Company's former subsidiary was cooperating with the proceedings, although it from time to time challenged whether certain assessed fines were appropriate. The Company estimated that fines assessed in these proceedings would be immaterial, but in the aggregate could exceed $100,000. The Company's former subsidiary in Argentina has also been named in a suit against various oil companies operating in the Neuquen basin entitled Asociacion de Superficiarios de la Patagonia v. YPF S.A., et. al., originally filed on August 21, 2003, in the Argentine National Supreme Court of Justice. The plaintiffs, a private group of landowners, have also named the national government and several provinces as third parties. The lawsuit alleges injury to the environment generally by the oil and gas industry without specifically alleging how any of the defendants caused this injury. The plaintiffs principally seek creation of an insured fund to remediate the environment.

     Senior notes. As previously discussed in Note E, during April 2006, the Company issued $450 million of 6.875% Notes and received proceeds, net of issuance discount and underwriting costs of $446.6 million. The Company will use the net proceeds from the issuance of the 6.875% Notes to fund a tender offer to purchase its outstanding $350 million of 6.50% Notes and for general corporate purposes.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2006
                                   (Unaudited)


     During April 2006, the Company commenced an offer to purchase for cash all of its $350 million of 6.50% Notes. The Company is offering an early tender payment of $20 per $1,000 principal amount of notes to holders who validly tender their notes on or before May 10, 2006. The tender offer expires on Wednesday, May 24, 2006. If all of the 6.50% Notes are validly tendered, the Company will record a pretax charge of approximately $8.5 million in the second quarter of 2006.

     Long-term incentive plan. In May 2006, the Company's stockholders approved a new long-term incentive plan (the "Long-Term Incentive Plan") which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of up to 4.6 million shares of the Company's common stock. The Company will make no future awards under the 1997 Long-Term Incentive Plan.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     The Company's financial and operating performance for the first quarter of 2006 included the following highlights:

     o Entered into separate agreements to sell certain of the Company's deepwater Gulf of Mexico oil and gas properties and its Argentine net assets that provided for cash proceeds, before normal closing adjustments, of $1.3 billion and $675 million, respectively. The Company completed the sale of its deepwater Gulf of Mexico properties during March 2006, recognizing a first quarter pretax gain of $728.4 million. During April 2006, the Company completed the sale of its Argentine net assets and expects to recognize a nominal second quarter pretax gain.
     o Approval and commencement of the development of the Pioneer-operated Oooguruk field on the North Slope of Alaska.
     o Approval of a $1.3 billion capital budget for 2006, 80 percent of which represents capital directed towards onshore North American activities, including development drilling in core areas and testing of new coalbed methane ("CBM") resource projects. The budget represents a reduction in higher-risk exploration capital from approximately 30 percent of capital expenditures during 2005 to approximately 10 percent of budgeted capital expenditures in 2006.
     o Recognized a loss from continuing operations of $1.0 million ($.01 per diluted share) for the first quarter of 2006, as compared to income from continuing operations of $27.0 million ($.19 per diluted share) for the first quarter of 2005, primarily as a result of a $42 million increase in the abandonment estimate of the East Cameron facilities that were destroyed by Hurricane Rita, which the Company believes will substantially be covered by insurance, and a $33.1 million dry hole and acreage impairment on the Company's Block 256 permit in Nigeria.
     o Recognition of income from discontinued operations of $544.2 million ($4.29 per diluted share) during the first quarter of 2006 attributable to the Company's deepwater Gulf of Mexico oil and gas properties sold during March 2006, including the aforementioned $728.4 million pretax gain, and the Company's Argentine net assets that were held for sale as of March 31, 2006.
     o Increase in net income to $543.2 million ($4.28 per diluted share) for the first quarter of 2006, as compared to $84.7 million ($.58 per diluted share) for the first quarter of 2005, primarily as a result of the $728.4 million pretax gain realized from the sale of the Company's deepwater Gulf of Mexico oil and gas properties, partially offset by increases of $70.8 million in exploration and abandonments expense and $260.4 million in worldwide income tax provisions.
     o Net cash provided by operating activities remained constant at $303.3 million during the first quarter of 2006 as compared to $303.7 million during the first quarter of 2005.
     o Reduction in outstanding debt of $898.6 million, or 44 percent, as of March 31, 2006 as compared to debt outstanding as of December 31, 2005, resulting in a decrease in the Company's debt to book capitalization to 28 percent at March 31, 2006 from 48 percent at December 31, 2005.

Second Quarter 2006 Outlook

     Based on current estimates, the Company expects that second quarter 2006 production will average 93,000 to 98,000 BOEPD. This range reflects the Company's sale of its deepwater Gulf of Mexico properties, the sale of its Argentine assets and the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

     Second quarter production costs (including production and ad valorem taxes) are expected to average $11.00 to $12.00 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $9.25 to $10.25 per BOE.

     Total exploration and abandonment expense is expected to be $25 million to $55 million and includes plans to drill in the resource plays in the Edwards trend, Canada and Tunisia, carryover costs from the Alaskan winter drilling

                        PIONEER NATURAL RESOURCES COMPANY


season and the acquisition of additional 3-D seismic (which is required to be expensed under the successful efforts method of accounting) and personnel costs. General and administrative expense is expected to be $31 million to $34 million. Interest expense is expected to be $24 million to $27 million, representing a decrease from the prior quarter primarily as a result of the repayment of outstanding borrowings under the Credit Agreement as a result of the asset divestitures. Interest income, primarily from cash investments, is expected to be $3 million to $4 million. Accretion of discount on asset retirement obligations is expected to be $1 million to $2 million. The Company's second quarter effective income tax rate is expected to range from 35 percent to 45 percent based on current capital spending plans. Cash income taxes are expected to range from $5 million to $15 million.

Acquisitions, Divestments, Operations and Drilling Highlights

     During the first quarter of 2006, the Company completed the divestiture of certain of its deepwater Gulf of Mexico properties. Additionally, during 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico and certain fields in Canada. Operating results and the related gains on disposition of assets from these divestitures are reported as discontinued operations.

     During the first quarter of 2006, the Company announced an agreement to sell its Argentine net assets for cash proceeds, before normal closing adjustments, of $675 million. The Company completed this sale during April 2006 and estimates it will recognize a nominal gain in the second quarter of 2006.
The Company's Argentine net assets have been classified as discontinued operations held for sale as of March 31, 2006 in the accompanying Consolidated Balance Sheet and the Argentine results of operations for the three-month periods ended March 31, 2006 and 2005 are included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

     See Note N of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for additional information regarding the Company's discontinued operations.

     During the first quarter of 2006, the Company incurred $377.8 million in finding and development costs including $212.4 million for development activities, $132.4 million for exploration activities and $33.0 million for acquisitions. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure associated with successful drilling activities.

     The following table summarizes by geographic area the Company's finding and development costs incurred, excluding asset retirement obligations, during the first quarter of 2006 and the total wells planned to be drilled during the year ending December 31, 2006:

                                      Property
                                  Acquisition Costs                                                   2006
                               ----------------------    Exploration   Development                    Wells
                                 Proved     Unproved        Costs         Costs         Total        Planned
                               ---------   ----------    ----------    ----------    ----------      -------
                                                             (in thousands)
United States:
    Gulf of Mexico (a).......  $     -     $        2    $   21,843    $    7,554    $   29,399           3
    Onshore Gulf Coast.......          3       12,452        12,163         6,583        31,201          50
    Permian Basin............      1,867        3,606         1,533        56,870        63,876         360
    Mid-Continent............        -            -               3         7,495         7,498          40
    Rocky Mountains..........        605        1,979         8,206        43,856        54,646         390
    Alaska...................        -            -          18,578         8,909        27,487           3
                                --------    ---------     ---------     ---------     ---------      ------
                                   2,475       18,039        62,326       131,267       214,107         846
                                --------    ---------     ---------     ---------     ---------      ------
Argentina (a)................        -              2         6,873        17,607        24,482         -
Canada.......................       (207)         -          38,412        32,060        70,265         260
Nigeria......................        -          7,735        19,551           -          27,286           1
South Africa.................        -            -              83        31,255        31,338           5
Tunisia......................        -          5,000         1,609           200         6,809          11
Other........................        -            -           3,540           -           3,540         -
                                --------    ---------     ---------     ---------     ---------      ------
                                    (207)      12,737        70,068        81,122       163,720         277
                                --------    ---------     ---------     ---------     ---------      ------
         Total Worldwide.....  $   2,268   $   30,776    $  132,394    $  212,389    $  377,827       1,123
                                ========    =========     =========     =========     =========      ======




                        PIONEER NATURAL RESOURCES COMPANY


-----------
(a) Approximately $8.5 million of the finding and development costs incurred are associated with the divested deepwater Gulf of Mexico assets and all the Argentine finding and development costs incurred were not included in the $1.3 billion 2006 capital budget as the Company was in the process of selling those assets.

     The   following   tables   summarize   the   Company's    development   and
exploration/extension drilling activities for the three months ended March 31, 2006:

                                                             Development Drilling
                               ------------------------------------------------------------------------------
                               Beginning Wells       Wells       Successful     Unsuccessful     Ending Wells
                                 in Progress         Spud           Wells           Wells        In Progress
                               ---------------     ---------     ----------     ------------     ------------
United States.................        29               136            160               3               2
Argentina.....................         2                15             10             -                 7
Canada........................         3               -              -               -                 3
Africa........................       -                   2              1             -                 1
                                  ------            ------         ------          ------           -----
      Total Worldwide.........        34               153            171               3              13
                                  ======            ======         ======          ======           =====

                                                        Exploration/Extension Drilling
                               ------------------------------------------------------------------------------
                               Beginning Wells       Wells       Successful     Unsuccessful     Ending Wells
                                 in Progress         Spud           Wells           Wells        In Progress
                               ---------------     ---------     ----------     ------------     ------------
United States................          7                17             13               2                9
Argentina....................          4                 4              2               1                5
Canada.......................        109                88            151               6               40
Africa.......................          3                 2            -                 1                4
                                  ------            ------         ------          ------           ------
     Total Worldwide.........        123               111            166              10               58
                                  ======            ======         ======          ======           ======

     Gulf of Mexico area. The Company's East Cameron facilities were destroyed by Hurricane Rita during the third quarter of 2005. The Company plans to abandon the East Cameron field because the pre-hurricane production of approximately 600 BOEPD and future production profile do not justify the cost of replacing the facilities. During the first quarter of 2006, the Company increased its estimate to abandon the East Cameron facilities to $86 million by taking a charge of $42 million. The Company's estimate to reclaim and abandon the facilities is based upon an analysis and fee proposal prepared by a third-party engineering firm and assumes that the Company will be able to "reef" a substantial portion of debris in place. The Company has filed its application with the appropriate regulatory agency to reef the debris in place. The Company expects a substantial portion of the loss to be covered by insurance.

     During October 2005, the Company announced a discovery on its Clipper prospect in the Green Canyon Blocks 299 and 300 in the deepwater Gulf of Mexico. The Clipper discovery, which Pioneer operates with a 55 percent working interest, was not included in the Company's deepwater Gulf of Mexico divestiture package. The Company intends to develop the Clipper field and has a rig contracted to drill appraisal and exploratory wells in the field during the third quarter of 2006.

     Gulf Coast area. In the Edwards Trend in South Texas, the Company has discovered two new fields which are analogous to its Pawnee and Washburn fields. Four successful wells have been drilled in the first new field discovery in the Sinor area that tested at between 2.5 and 3.2 million cubic feet per day before being stimulated. These four wells are expected to be on production by the end of the second quarter of 2006, and the full field development plan is being prepared. The second new field discovery was drilled on the Stingray prospect northeast of the Pawnee field. Early results indicate the new field could have significant resource potential. The discovery well is anticipated to be online and producing by late second quarter of 2006.

                        PIONEER NATURAL RESOURCES COMPANY


     Three additional new-field prospects are scheduled to be drilled during the second quarter of 2006 to continue the Edwards Trend play expansion. Pioneer holds more than 200,000 gross acres in the trend area, has four rigs currently dedicated to the play and is adding two rigs to the program during 2006 and at least one rig during 2007. The Company plans to drill at least 35 Edwards Trend development and exploration wells during 2006.

     Alaska area. The Company's 2005 - 2006 winter drilling season program in Alaska included three exploratory wells in the Central North Slope area where Pioneer and its partners tested multiple play types that were close to existing infrastructure. The Company's Arctic Fox drilling rig was utilized for the three-well program.

     Pioneer announced in early March 2006 that the Hailstorm No. 1 well was unsuccessful. It was drilled to test the first of multiple prospects in the 153,000-acre Pioneer-operated Storms area just south of the Prudhoe Bay field. The Company owns a 50 percent working interest in the prospect. Additional prospects have been identified in a variety of established play types and are likely to be tested in future years.

     The Cronus No. 1 well, in which the Company owns a 90 percent working interest, was planned to test multiple objectives on a prospect just west of the Meltwater field. A thick, oil-bearing sand section in the Torok and a thin, oil-bearing sand in the Jurassic-aged Kuparuk C were penetrated by the well. Wireline and core data are currently being analyzed and integrated with 3-D seismic to determine if appraisal activities are warranted during the 2006 - 2007 winter drilling season in Alaska.

     Drilling of the Antigua No. 1 well on the non-operated Antigua prospect was unsuccessful. The Company owns a 32 percent working interest in this prospect, which is adjacent to the Kuparuk River field.

     During 2005, the Company acquired a ten percent interest in the Cosmopolitan Unit in the Cook Inlet of Alaska through a disproportionate spending arrangement for a 3-D seismic shoot that was undertaken in 2005 and completed in the first quarter of 2006. The Company has the option to acquire an additional 40 percent in the Cosmopolitan Unit and assume operatorship any time prior to June 1, 2006. The Company is completing its evaluation of the 3-D seismic and will make its determination on whether or not to exercise this option during the second quarter of 2006.

     Mid-Continent area. The Company's 2006 drilling plans are primarily comprised of drilling wells in the Hugoton and West Panhandle fields.

     Permian Basin area. During 2006, the Company plans to increase its drilling activity by approximately 87 percent over the wells drilled in the area during 2005 and almost a 200 percent increase relative to average annual wells drilled over the past five years.

     Rocky Mountain area. In the Raton Basin, production is increasing as a result of a pipeline expansion that was completed in October 2005 and additional field and wellhead compression. Pioneer plans to increase its Raton drilling during 2006 and to leverage its CBM expertise in the Raton area to drill development wells. Additionally, the Company intends to continue efforts during 2006 to optimize gathering and compression facilities in the area.

     In northwest Colorado, the Company's programs to evaluate the CBM resource potential at Lay Creek and Columbine Springs are progressing. At Lay Creek, the Company has drilled five pilot wells and completed workovers on two wells drilled by the previous operator. Results to date indicate that the coals are permeable and thicker than expected. During the second half of 2006, Pioneer plans to drill 14 development wells and install the infrastructure to initiate sales by the end of 2006. Drilling on two additional pilot wells is expected to commence during the second quarter of 2006. At Columbine Springs, the Company expects to complete its seven-well extension pilot program by the end of July 2006 and have these and 23 existing wells on production by the end of the third quarter of 2006 to assess production potential and water-handling requirements. Full-field development could begin in 2007. The Company also plans to drill five wells to further evaluate its resource play at Castlegate and to test its conventional Entrada gas play, both in the Uinta Basin in Utah.

                        PIONEER NATURAL RESOURCES COMPANY


     Canada. The Company's operations continued to focus upon the Chinchaga field, the Company's Horseshoe Canyon and Alberta Mannville CBM plays. In the Chinchaga field, the Company drilled in 44 wells of which 90 percent were successful, recompleted an additional 31 wells and upgraded field wide compression and gathering facilities during the winter drilling season of 2006. In the Horseshoe Canyon CBM trend, the Company drilled 18 wells of the planned 200 wells for 2006 and is planning to tie 300 wells into gathering and compression facilities by the end of 2006. In the Alberta Mannville CBM play, the Company plans to drill eight horizontal wells during 2006 to test three new CBM pilots.

     Nigeria. During the first quarter of 2006, the Company participated in the drilling of the Pina 1-X well on Block 256 in the deepwater of Nigeria, which was unsuccessful. As a result, the Company recorded a charge of $33.1 million for the dry hole cost and related acreage impairment. The Company has a 25 percent working interest in the block. The well tested multiple objectives on a large thrust structure located near the western edge of the block. The partners plan to drill an additional well on Block 256 in 2007 to test a different play type.

     A partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National
Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated third-party. The Company acquired 3-D seismic data of the block during the fourth quarter of 2005 and is currently processing the seismic. The Company's subsidiary plans to drill the first well on the block during 2007.

     South Africa. During the first quarter of 2006, the Company and its partner drilled two wells that are awaiting completion and plan to drill four additional development wells in 2006 and early 2007 to develop the gas and condensate fields discovered offshore South Africa. The Company also invested $22.3 million in facilities infrastructure and design work, of which installation is expected to commence at the end of 2006. First production from the project is expected in the second half of 2007.

     Tunisia. The Adam 4 well drilled during the first quarter of 2006 was successful, extending the Company's 100 percent success rate in the concession where a two-rig drilling program is underway. On the adjacent Jenein Nord block, the Company acquired the remaining equity interest in February 2006, becoming the operator of the block with 100 percent working interest and is currently acquiring 3-D seismic on both the Jenein Nord block and Adam Concession. A well is planned during the second quarter of 2006 on the Borj El Khadra block which is adjacent to the Adam Concession.

Results of Operations

     Oil and gas revenues. Oil and gas revenues from continuing operations totaled $379.5 million and $323.1 million for the three-month periods ended March 31, 2006 and 2005, respectively. The increase in oil and gas revenues from continuing operations was due to a 72 percent increase in oil prices, a 30 percent increase in NGL prices and a 12 percent increase in gas prices, including the effects of commodity price hedges and amortization of deferred VPP revenues, partially offset by a ten percent decrease in average daily BOE sales volumes.

                        PIONEER NATURAL RESOURCES COMPANY

     The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three-month periods ended March 31, 2006 and 2005:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
       Oil (Bbls):
         United States.............................     16,965        22,522
         Canada....................................        277           161
         Africa....................................      7,654        11,967
                                                      --------      --------
         Worldwide.................................     24,896        34,650
                                                      ========      ========
       NGLs (Bbls):
         United States.............................     18,176        17,489
         Canada....................................        419           417
                                                      --------      --------
         Worldwide.................................     18,595        17,906
                                                      ========      ========
       Gas (Mcf):
         United States.............................    274,773       283,080
         Canada....................................     35,782        34,171
                                                      --------      --------
         Worldwide.................................    310,555       317,251
                                                      ========      ========
       Total (BOE):
         United States.............................     80,937        87,191
         Canada....................................      6,659         6,273
         Africa....................................      7,654        11,967
                                                      --------      --------
         Worldwide.................................     95,250       105,431
                                                      ========      ========

     On a quarter-to-quarter comparison, average daily sales volumes increased by six percent in Canada, while average daily sales volumes decreased by seven percent in the United States and by 36 percent in Africa. Canadian average daily sales volumes from continuing operations increased due to new production from wells drilled and connected to infrastructure during 2005. Average daily sales volumes from continuing operations in the United States were lower principally due to incremental volumes sold under VPPs during 2005 that were effective beginning in January 2006. Production decreased in Africa due to normal production declines and timing of oil shipments.

     The following table provides average daily sales volumes from discontinued operations, by geographic area and in total, during the three-month periods ended March 31, 2006 and 2005:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
       Oil (Bbls):
          United States............................      9,732        6,201
          Argentina................................      7,184        8,191
          Canada...................................        -             69
                                                      --------     --------
          Worldwide................................     16,916       14,461
                                                      ========     ========
       NGLs (Bbls):
          United States............................        -             55
          Argentina................................      1,296        1,572
          Canada...................................        -            184
                                                      --------     --------
          Worldwide................................      1,296        1,811
                                                      ========     ========
       Gas (Mcf):
          United States............................    145,002      255,205
          Argentina................................    135,047      130,351
          Canada...................................        -         15,375
                                                      --------     --------
          Worldwide................................    280,049      400,931
                                                      ========     ========
       Total (BOE):
          United States............................     33,899       48,790
          Argentina................................     30,987       31,488
          Canada...................................        -          2,816
                                                      --------     --------
          Worldwide................................     64,886       83,094
                                                      ========     ========

                        PIONEER NATURAL RESOURCES COMPANY



     The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue), and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three- month periods ended March 31, 2006 and 2005:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
       Average reported prices:
          Oil (per Bbl):
            United States.........................    $  59.97      $  29.94
            Canada................................    $  67.11      $  50.88
            Africa................................    $  59.84      $  44.28
            Worldwide.............................    $  60.01      $  34.99
          NGLs (per Bbl):
            United States.........................    $  33.74      $  26.12
            Canada................................    $  54.23      $  37.97
            Worldwide.............................    $  34.20      $  26.39
          Gas (per Mcf):
            United States.........................    $   6.60      $   6.01
            Canada................................    $   7.65      $   5.96
            Worldwide.............................    $   6.72      $   6.01
       Average realized prices:
          Oil (per Bbl):
            United States.........................    $  60.11      $  45.46
            Canada................................    $  67.11      $  50.88
            Africa................................    $  59.84      $  44.28
            Worldwide.............................    $  60.10      $  45.08
          NGLs (per Bbl):
            United States.........................    $  33.74      $  26.12
            Canada................................    $  54.23      $  37.97
            Worldwide.............................    $  34.20      $  26.39
          Gas (per Mcf):
            United States.........................    $   7.00      $   5.56
            Canada................................    $   7.44      $   5.98
            Worldwide.............................    $   7.05      $   5.61

     Hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three-month periods ended March 31, 2006 and 2005, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $57.4 million and $31.8 million, respectively. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three-month periods ended March 31, 2006 and 2005.

     Deferred revenue. During the three-month periods ended March 31, 2006 and 2005, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $47.9 million and $11.6 million, respectively. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

     Interest and other income. Interest and other income from continuing operations for the three-month periods ended March 31, 2006 and 2005 was $17.1 million and $2.3 million, respectively. The increase in interest and other income was primarily due $7.6 million of business interruption insurance claims related to the East Cameron facility and finalizing the Fain Plant claims, a $2.9 million increase in minority interest reimbursements and a $2.1 million bad

                        PIONEER NATURAL RESOURCES COMPANY


debt recovery. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $94.7 million and $80.9 million during the three-month periods ended March 31, 2006 and 2005, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 29 percent during the three months ended March 31, 2006, as compared to the same period in 2005, primarily due to (i) $1.23 per BOE increase resulting from a 261 percent increase in VPP volume deliveries on a BOE basis, for which the Company records no sales volumes but bears all associated production costs, (ii) general inflation of field service costs, (iii) a 16 percent increase in per BOE
Canadian gas transportation costs and (iv) increases in ad valorem taxes, production taxes and field utility costs due to increases in commodity prices.

     The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2006 and 2005:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------

       Lease operating expenses..................     $   6.15      $   4.80
       Third-party transportation charges........         1.21           .88
       Taxes:
          Ad valorem.............................         1.20          1.02
          Production.............................         1.76          1.21
       Workover costs............................          .72           .62
                                                       -------       -------

          Total production costs.................     $  11.04      $   8.53
                                                       =======       =======

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
          United States..........................     $  10.69      $   8.17
          Canada.................................     $  18.21      $  16.08
          Africa ................................     $   8.52      $   7.21
          Worldwide..............................     $  11.04      $   8.53

     Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $9.61 and $7.73 per BOE for the three-month periods ended March 31, 2006 and 2005, respectively. Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $8.93 per BOE during the three months ended March 31, 2006, as compared to $7.25 per BOE during the same period in 2005. The increase in per BOE depletion expense from continuing operations was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves, (ii) the fourth quarter 2005 downward revisions of proved reserves in the Raton field, (iii) the aforementioned increase in VPP volume deliveries, for which the Company bears all capital costs but records no production volumes and (iv) a $2.35 per BOE increase in Tunisian depletion expense primarily associated with a 2005 and 2006 decrease in the Company's working interest in the Adam Concession, (v) partially offset by a $.44 per BOE decrease in South African depletion due to 2005 reserve revisions attributable to well performance.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides depletion expense per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2006 and 2005:

                                                        Three months ended
                                                             March 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------

          United States...........................    $   8.73      $   6.67
          Canada..................................    $  12.06      $  12.47
          Africa .................................    $   8.27      $   8.71
          Worldwide...............................    $   8.93      $   7.25

     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, leasehold abandonments and other exploration expense from continuing operations by geographic area for the three-month periods ended March 31, 2006 and 2005:

                                                                                   Africa
                                                            United                   and
                                                            States      Canada      Other        Total
                                                           --------    --------    --------    ----------
                                                                         (in thousands)
       Three months ended March 31, 2006:
         Geological and geophysical...................     $ 20,660    $    346    $ 10,449    $  31,455
         Exploratory dry holes........................       15,635       2,504      14,673       32,812
         Leasehold abandonments and other.............       41,986         566      17,823       60,375
                                                            -------     -------     -------     --------

                                                           $ 78,281    $  3,416    $ 42,945    $ 124,642
                                                            =======     =======     =======     ========
       Three months ended March 31, 2005:
         Geological and geophysical...................     $ 24,397    $    986    $  9,410    $  34,793
         Exploratory dry holes........................        2,264       2,664      11,556       16,484
         Leasehold abandonments and other.............        2,142          91         319        2,552
                                                            -------     -------     -------     --------
                                                           $ 28,803    $  3,741    $ 21,285    $  53,829
                                                            =======     =======     =======     ========

     Significant components of the Company's exploration and abandonment expense during the first quarter of 2006 included (i) $33.1 million attributable to an unsuccessful well and related impairment of acreage on the Company's Block 256 permit in Nigeria, (ii) $6.7 million attributable to the write-off of the
Company's Platypus prospect on the shelf of the Gulf of Mexico, (iii) $8.5 million associated with two unsuccessful wells in the Company's winter Alaskan drilling program and (iv) various other exploratory wells. The United States leasehold abandonments and other costs includes a $42 million increase in East Cameron abandonment obligations that resulted from Hurricane Rita damage. During the three months ended March 31, 2006, the Company completed and evaluated 176 exploration/extension wells, 166 of which were successfully completed as discoveries. During the same respective period in 2005, the Company completed and evaluated 41 exploration/extension wells, 32 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense from continuing operations for the three-month periods ended March 31, 2006 and 2005 was $32.2 million and $27.5 million, respectively. The increase in general and administrative expense was primarily due to increases in administrative staff and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees.

     Interest expense. Interest expense from continuing operations was $36.6 million and $32.7 million for the three- month periods ended March 31, 2006 and 2005, respectively. The weighted average interest rates on the Company's indebtedness for the three months ended March 31, 2006 was 6.2 percent, as compared to 6.0 percent for the same period in 2005, including the effects of interest rate derivatives. The increase in interest expense was primarily due to increased average borrowings under the Company's lines of credit and a $3.1 million decrease in the amortization of interest rate hedge gains.

                        PIONEER NATURAL RESOURCES COMPANY


     Other expenses. Other expenses from continuing operations for the three-month periods ended March 31, 2006 and 2005 were $5.1 million and $8.8 million, respectively. The primary components of the decrease in other expenses were a $13.4 million decrease in hedge ineffectiveness, offset by mark-to-market losses of approximately $6.6 million recorded in the first quarter of 2006 associated with certain derivative instruments.

     Income tax provision. The Company recognized income tax provisions on continuing operations of $20.7 million and $21.8 million during the three-month periods ended March 31, 2006 and 2005, respectively. The Company's first quarter 2006 effective tax rate on continuing operations of 104.9 percent differs from the combined United States federal and state statutory rate of approximately
36.5 percent primarily due to:

      o   foreign tax rates,
      o statutes in foreign jurisdictions that differ from those in the United States and
      o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the first quarter of 2006, this primarily related to Nigerian expenses of approximately $35.5 million.

     See Note D of Notes to Consolidate  Financial  Statements included in "Item
1. Financial Statements" for additional information regarding the Company's income taxes.

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas assets and has reflected their results of operations in discontinued operations:

       Country               Description of Assets              Date Divested
       -------               ---------------------              -------------

       Canada                Martin Creek, Conroy Black         May 2005
                             and Lookout Butte fields

       United States         Two Gulf of Mexico                 August 2005
                             shelf fields

       United States         Deepwater Gulf of Mexico           March 2006
                             fields

       Argentina             All Argentine properties           April 2006

     The Company recognized income from discontinued operations of $544.2 million and $57.7 million during the three-month periods ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, the Company recognized a gain on the disposition of its deepwater Gulf of Mexico assets of $728.4 million. The Company's effective tax rate associated with discontinued operations during the three-month periods ended March 31, 2006 and 2005 was 34.9 percent and 34.3 percent, respectively.

Capital Commitments, Capital Resources and Liquidity

     Capital commitments. The Company's primary needs for cash are for development, exploration and acquisition of oil and gas properties, repayment of contractual obligations and working capital obligations. Funding for these cash needs, as well as funding for any stock repurchases that the Company may undertake, may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital resources" below.

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three- month periods ended March 31, 2006 and 2005 totaled $334.9 million and $194.9 million, respectively. During the three months ended March 31, 2006, the Company's expenditures for additions to oil and gas properties were funded by $303.3 million of net cash provided by operating

                        PIONEER NATURAL RESOURCES COMPANY


activities and a portion of the $1.0 billion of proceeds received in conjunction with the sale of the Company's deepwater Gulf of Mexico assets (net of payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets). During the three months ended March 31, 2005, the Company's expenditures for additions to oil and gas properties were internally funded by $303.7 million of net cash provided by operating activities.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2006, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements,
(iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2005, the material changes in the Company's contractual obligations included (i) a $900 million reduction in outstanding borrowings under the Credit Agreement,
(ii) an increase of approximately $400 million in the Company's drilling rig commitments, (iii) a $325 million decrease in derivative obligations and (iv) a $52 million increase in outstanding undrawn letters of credit. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the three months ended March 31, 2006.

     Environmental contingency. A subsidiary of the Company has been notified by a letter from the TCEQ dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. The subsidiary, which was acquired by the Company in 1991, owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation, or the portion, if any, of such costs that may be allocable to the Company's subsidiary. However, based on the limited information currently available and assessed regarding this matter, the Company has no reason to believe that it may have a material adverse effect on its future financial condition, results of operations or liquidity. See Notes I and O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. During the next twelve months, the Company anticipates that net cash provided by operating activities will be insufficient to fund its capital commitments; however, net cash provided by operating activities combined with proceeds from financing activities and sales of nonstrategic assets are expected to be sufficient to fund capital commitments during the foreseeable future.

     Asset divestitures. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $728.4 million. Also, the proceeds were reduced by $193.2 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold all of its interests in its Argentine assets for net proceeds of $675 million. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness under the Credit Agreement and for general corporate purposes.

     Operating activities. Net cash provided by operating activities during the three-month periods ended March 31, 2006 and 2005 was $303.3 million and $303.7 million, respectively. As a result of the sale of the deepwater Gulf of Mexico assets, the Company utilized all of its available United States NOLs, other than those subject to limitations. The use of the available United States NOLs will accelerate the Company's payment of cash taxes.

                        PIONEER NATURAL RESOURCES COMPANY



     Investing activities. Net cash provided by investing activities during the three-month periods ended March 31, 2006 and 2005 was $621.8 million and $393.1 million, respectively. The increase in net cash provided by investing activities was primarily due to a $363.1 million increase in proceeds from disposition of assets.

     Financing activities. Net cash used in financing activities during the three months ended March 31, 2006 was $900.6 million, as compared to $688.2 million during the same period in 2005.

     During February 2006, the Board declared a semiannual dividend of $.12 per common share, payable on April 12, 2006 to shareholders of record on March 29, 2006. Associated therewith, the Company paid $15.5 million of aggregate dividends during April 2006. Future dividends are at the discretion of the Board, and the Board may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005. Purchase of the remaining $359 million of the authorization is expected to be initiated in mid-May 2006. During the three-month periods ended March 31, 2006 and 2005, the Company expended $2.0 million to acquire 45 thousand shares of treasury stock (these shares were not repurchased under the Company's $1 billion repurchase program) and $152.0 million to acquire 3.7 million shares of treasury stock, respectively.

     Subsequent to March 31, 2006, the Company issued $450 million of 6.875% Notes for net proceeds of $446.6 million. The Company will use the net proceeds from the issuance of the 6.875% Notes to fund the tender offer to purchase its outstanding 6.50% Notes and for general corporate purposes.

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

     Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity on the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of March 31, 2006. After deducting $119.6 million of undrawn and outstanding letters of credit under the Credit Agreement, the Company had $1.4 billion of unused borrowing capacity as of March 31, 2006. In the future, to the extent that Pioneer's liquidity results in cash in excess of immediate capital needs, the Company may invest in short-term cash equivalent securities.

     Debt  ratings.  The  Company  receives  debt  credit  ratings  from S&P and
Moody's, which are subject to regular reviews. During the fourth quarter of 2005, S&P cut the Company's corporate credit rating to BB+ with a stable outlook from BBB-. During January 2006, Moody's cut the Company's corporate credit rating to Ba1 with a negative outlook from Baa3. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. As a result of the downgrades, the interest rate and fees the Company pays on the Credit Agreement have increased and additional debt covenant requirements under the Credit Agreement were triggered. During January 2006, as a result of the Company's downgrades by the rating agencies, the Company issued $52 million of additional letters of credits and will issue approximately $33 million additional letters of credits during the second quarter of 2006 pursuant to agreements that contain provisions with rating triggers. The individual downgrades are not expected to materially affect the Company's financial position or liquidity, but could negatively impact the Company's ability to obtain additional financing or the interest rate and fees associated with such additional financing.

                        PIONEER NATURAL RESOURCES COMPANY


     Book capitalization and current ratio. The Company's book capitalization at March 31, 2006 was $4.1 billion, consisting of debt of $1.2 billion and stockholders' equity of $3.0 billion. Consequently, the Company's debt to book capitalization decreased to 28 percent at March 31, 2006 from 48 percent at December 31, 2005. The Company's ratio of current assets to current liabilities was 1.22 to 1.00 at March 31, 2006 as compared to .60 to 1.00 at December 31, 2005. The improvement in the Company's ratio of current assets to current liabilities was primarily due to the classification of all of the Argentine assets and liabilities to current pending its sale which closed in April 2006.

                        PIONEER NATURAL RESOURCES COMPANY

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

     Although certain derivative contracts to which the Company has been a party did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2006:

                                                      Derivative Contract Net Liabilities
                                                    ----------------------------------------
                                                                    Foreign
                                                                    Exchange
                                                    Commodities       Rate          Total
                                                    -----------     ---------     ----------
                                                                 (in thousands)
       Fair value of contracts outstanding
          as of December 31, 2005...............    $ (748,477)     $     -       $ (748,477)
       Changes in contract fair values (a)......        72,621            148         72,769
       Contract maturities......................        63,218           (148)        63,070
       Contract terminations....................       188,889            -          188,889
                                                     ---------       --------      ---------
       Fair value of contracts outstanding
          as of March 31, 2006..................    $ (423,749)     $     -       $ (423,749)
                                                     =========       ========      =========

---------------
(a) At inception, historically derivative contracts entered into by the Company have no intrinsic value.

     Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at March 31, 2006 or December 31, 2005.

     Interest rate sensitivity. The following table provides information about other financial instruments to which the Company was a party as of March 31, 2006 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2006. As of March 31, 2006, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

                            Interest Rate Sensitivity
                      Debt Obligations as of March 31, 2006

                              Nine months                                                                           Liability
                                 ending              Year ending December 31,                                     Fair Value at
                              December 31,  -----------------------------------------                               March 31,
                                  2006        2007       2008       2009       2010     Thereafter     Total           2006
                              -----------   --------   --------   --------   --------   ----------   ----------   -------------
                                                   (in thousands, except interest rates)
Total Debt:
  Fixed rate principal
    maturities (a)...........   $   -       $ 32,075   $350,000   $   -      $   -      $ 882,985    $1,265,060   $(1,326,852)
    Weighted average
      interest rate (%)......     6.31          6.29       6.16     6.16       6.16          6.16

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses. Subsequent to March 31, 2006, the Company issued $450 million of 6.875% Notes for net proceeds of $446.6 million. The Company will use a portion of the net proceeds from the issuance of the 6.875% Notes to fund a tender offer to purchase its outstanding 6.50% Notes.

                        PIONEER NATURAL RESOURCES COMPANY



     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas prices as of March 31, 2006. As of March 31, 2006, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil and gas prices as well as hedge volumes and weighted average prices by calendar quarter.

                          Oil and Gas Price Sensitivity
              Derivative Financial Instruments as of March 31, 2006

                                                  Nine months        Year ending         Asset (Liability)
                                                     ending,         December 31,          Fair Value at
                                                  December 31,   --------------------        March 31,
                                                      2006         2007        2008             2006
                                                  -----------    --------    --------    -----------------
                                                                                          (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes:
   Swap contracts (a)........................           5,000      10,000      10,000       $ (298,371)
    Weighted average fixed price per Bbl.....      $    37.20    $  30.96    $  30.62
   Collar contracts..........................           6,665       2,000         -         $  (25,147)
    Weighted average ceiling price per Bbl...      $    67.12    $  89.50    $    -
    Weighted average floor price per Bbl.....      $    42.12    $  50.00    $    -
   Average forward NYMEX oil prices (b)......      $    76.65    $  76.79    $  74.04

Gas Hedge Derivatives (c):
  Average daily notional MMBtu volumes:
   Swap contracts............................          73,885      24,195         -         $ (102,115)
    Weighted average fixed price per MMBtu...      $     4.31    $   4.00    $    -
   Collar contracts..........................         108,345     215,000         -         $    1,884
    Weighted average ceiling price per MMBtu.      $    14.27    $  11.84    $    -
    Weighted average floor price per MMBtu...      $     6.55    $   6.57    $    -
   Average forward NYMEX gas prices (b)......      $     8.03    $  10.10    $    -

---------------
(a) Subsequent to March 31, 2006, the Company entered into oil swap contracts, with an average fixed price of $71.83 per Bbl, designated as hedges for 90,000 Bbls of forecasted June 2006 South African oil sales.
(b) The average forward NYMEX oil and gas prices are based on May 3, 2006 market quotes.
(c) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

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

                        PIONEER NATURAL RESOURCES COMPANY




                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is party to the legal proceedings that are described under "Legal actions" in Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

Item 1A.    Risk Factors

     In addition to the other information set forth in this report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K under the headings "Item 1. Business - Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk", which risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended March 31, 2006:

                                                                  Total Number of Shares    Approximate Dollar
                                                                   (or Units) Purchased      Amount of Shares
                            Total Number of     Average Price       as Part of Publicly      that May Yet Be
                           Shares (or Units)    Paid per Share        Announced Plans        Purchased under
Period                       Purchased (a)        (or Unit)             or Programs         Plans or Programs
------                     -----------------    --------------    ----------------------    ------------------

January 2006.............           3,632          $  51.08                   -
February 2006............          39,652          $  43.78                   -
March 2006...............           1,349          $  44.09                   -
                              -----------                               ---------
        Total............          44,633          $  44.38                   -               $ 359,294,950
                              ===========                               =========              ============

-----------
(a) Amounts include shares withheld to fund tax withholding on employees' stock awards for which restrictions have lapsed.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005 and $359 million of which is expected to be initiated in mid-May 2006 since the Company has completed its divestiture of the deepwater Gulf of Mexico assets and its Argentine assets.

                        PIONEER NATURAL RESOURCES COMPANY


Item 6.     Exhibits
-------     --------

Exhibits

 2.1 Purchase and Sale Agreement by and between Pioneer as Seller and Marubeni Offshore Production (USA) Inc. as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 28, 2006).
 4.1 Sixth Supplemental Indenture, dated as of May 1, 2006, among the Company, Pioneer Natural Resources USA, Inc. and The Bank of New York Trust Company, N.A., as Trustee, with respect to that indenture, dated as of January 13, 1998, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
 4.2 Form of 6.875% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
31.1 (a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

---------------
(a) Filed herewith.
(b) Furnished herewith.

                        PIONEER NATURAL RESOURCES COMPANY




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PIONEER NATURAL RESOURCES COMPANY



Date:  May 10, 2006                     By:      /s/ Richard P. Dealy
                                              ----------------------------------
                                              Richard P. Dealy
                                              Executive Vice President and Chief
                                              Financial Officer



Date:  May 10, 2006                     By:      /s/ Darin G. Holderness
                                              ----------------------------------
                                              Darin G. Holderness
                                              Vice President and Chief
                                              Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY

Exhibit Index
-------------

   2.1 Purchase and Sale Agreement by and between Pioneer as Seller and Marubeni Offshore Production (USA) Inc. as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 28, 2006).
   4.1 Sixth Supplemental Indenture, dated as of May 1, 2006, among the Company, Pioneer Natural Resources USA, Inc. and The Bank of New York Trust Company, N.A., as Trustee, with respect to that indenture, dated as of January 13, 1998, between the Company and the Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
   4.2 Form of 6.875% Senior Notes due 2018 of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
  31.1(a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  31.2(a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
  32.1(b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
  32.2(b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

-------------
(a) Filed herewith.
(b) Furnished herewith.