Form 10-Q
period 2006-06-30
PIONEER NATURAL RESOURCES CO
filed 2006-08-08
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             / x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       or

             /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number: 1-13245

                        PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Delaware                                   75-2702753
      --------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

5205 N. O'Connor Blvd., Suite 200, Irving, Texas               75039
------------------------------------------------            ----------
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

                                Yes /   / No / x /

Number of shares of Common Stock outstanding as of July 26, 2006.....124,720,168

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS
                                                                          Page

Cautionary Statement Concerning Forward-Looking Statements.............     2

Definitions of Certain Terms and Conventions Used Herein...............     3

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets as of June 30, 2006
                   and December 31, 2005...............................     4

                Consolidated Statements of Operations for the
                   three and six months ended June 30, 2006 and 2005...     6

                Consolidated Statement of Stockholders' Equity for
                   the six months ended June 30, 2006..,...............     7

                Consolidated Statements of Cash Flows for the three
                   and six months ended June 30, 2006 and 2005.........     8

                Consolidated Statements of Comprehensive Income for the
                   three and six months ended June 30, 2006 and 2005...     9

                Notes to Consolidated Financial Statements.............    10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    32

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk............................................    46

Item 4.         Controls and Procedures................................    48

                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings......................................    49

Item 1A.        Risk Factors...........................................    49

Item 2.         Unregistered Sales of Equity Securities and Use
                of Proceeds............................................    50

Item 4.         Submission of Matters to a Vote of Security Holders....    50

Item 6.         Exhibits...............................................    51

Signatures      .......................................................    52

Exhibit Index  ........................................................    53

Cautionary Statement Concerning Forward-Looking Statements

     The information in this Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business -- Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law.

            Definitions of Certain Terms and Conventions Used Herein


       Within this Report, the following terms and conventions have specific meanings:

       o "Bbl" means a standard barrel containing 42 United States gallons.
       o "Bcf" means billion cubic feet.
       o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
       o  "BOEPD" means BOE per day.
       o "Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
       o "LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
       o "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
       o  "MMBbl" means one million Bbls.
       o  "MMBOE" means one million BOEs.
       o  "MMBtu" means one million Btus.
       o  "NGL" means natural gas liquid.
       o  "NYMEX" means the New York Mercantile Exchange.
       o "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
              (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test.The area of a reservoir considered proved includes (A) that portion delineated  by  drilling  and  defined  by  gas-oil  and/or  oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
              (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
               (iii) Estimates of proved reserves do not  include the following:
          (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
       o  "SEC" means the United States Securities and Exchange Commission.
       o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
       o Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                       June 30,      December 31,
                                                                         2006            2005
                                                                     -----------     ------------
                                                                     (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents.......................................   $   457,042     $    18,802
  Accounts receivable:
     Trade, net of allowance for doubtful accounts of $5,769
       and $5,736 as of June 30, 2006 and December 31, 2005,
       respectively...............................................       166,110         336,062
     Due from affiliates..........................................           872           1,596
  Inventories.....................................................       115,917          79,659
  Prepaid expenses................................................         8,563          18,091
  Deferred income taxes...........................................       115,963         158,878
  Other current assets:
     Derivatives..................................................        20,855           1,246
     Other, net of allowance for doubtful accounts of $6,425
       as of December 31, 2005....................................         9,749           9,470
                                                                      ----------      ----------
          Total current assets....................................       895,071         623,804
                                                                      ----------      ----------
Property, plant and equipment, at cost:
  Oil and gas properties, using the successful efforts method of accounting:
     Proved properties............................................     7,196,266       8,499,253
     Unproved properties..........................................       192,777         313,881
  Accumulated depletion, depreciation and amortization............    (1,728,466)     (2,577,946)
                                                                      ----------      ----------
          Total property, plant and equipment.....................     5,660,577       6,235,188
                                                                      ----------      ----------
Goodwill..........................................................       311,346         311,651
Other property and equipment, net.................................        91,992          90,010
Other assets:
  Derivatives.....................................................         5,774           1,048
  Other, net of allowance for doubtful accounts of $92 as of
     June 30, 2006 and December 31, 2005..........................       102,668          67,533
                                                                      ----------      ----------
                                                                     $ 7,067,428     $ 7,329,234
                                                                      ==========      ==========


   The financial information included as of June 30, 2006 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)

                                                                          June 30,      December 31,
                                                                            2006            2005
                                                                        -----------     ------------
                                                                        (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable:
     Trade...........................................................   $   229,720     $   330,151
     Due to affiliates...............................................         8,690          15,053
  Interest payable...................................................        30,500          40,314
  Income taxes payable...............................................        78,283          22,470
  Other current liabilities:
     Derivatives.....................................................       185,629         320,098
     Deferred revenue................................................       184,848         190,327
     Other...........................................................       163,418         114,942
                                                                         ----------      ----------
          Total current liabilities..................................       881,088       1,033,355
                                                                         ----------      ----------
Long-term debt.......................................................     1,263,994       2,058,412
Derivatives..........................................................       240,718         431,543
Deferred income taxes................................................     1,050,236         767,329
Deferred revenue.....................................................       574,155         664,511
Other liabilities and minority interests.............................       142,310         156,982
Stockholders' equity:
  Common stock, $.01 par value: 500,000,000 shares authorized;
     145,510,197 and 145,200,293 shares issued as of
     June 30, 2006 and December 31, 2005, respectively...............         1,455           1,452
  Additional paid-in capital.........................................     3,748,774       3,775,812
  Treasury stock, at cost: 22,455,678 and 18,368,109 shares as of
     June 30, 2006 and December 31, 2005, respectively...............    (1,040,775)       (882,382)
  Deferred compensation..............................................           -           (45,827)
  Retained earnings (accumulated deficit)............................       424,186        (184,320)
  Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax...........................      (288,499)       (506,636)
     Cumulative translation adjustment...............................        69,786          59,003
                                                                         ----------      ----------
          Total stockholders' equity.................................     2,914,927       2,217,102
Commitments and contingencies........................................
                                                                         ----------      ----------
                                                                        $ 7,067,428     $ 7,329,234
                                                                         ==========      ==========


   The financial information included as of June 30, 2006 has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)

                                                         Three months ended        Six months ended
                                                               June 30,                 June 30,
                                                       ----------------------    ----------------------
                                                          2006         2005        2006          2005
                                                       ---------    ---------    ---------    ---------
Revenues and other income:
  Oil and gas.......................................   $ 407,570    $ 320,337    $ 787,038    $ 644,163
  Interest and other................................       9,741       12,031       26,852       14,051
  Gain (loss) on disposition of assets, net.........      (3,403)         109       (3,476)       2,250
                                                        --------     --------     --------     --------
                                                         413,908      332,477      810,414      660,464
                                                        --------     --------     --------     --------
Costs and expenses:
  Oil and gas production............................     103,066       79,640      197,749      160,584
  Depletion, depreciation and amortization..........      87,984       65,999      170,390      139,307
  Impairment of long-lived assets...................         -            471          -            623
  Exploration and abandonments......................      41,618       37,498      166,260       91,327
  General and administrative........................      29,468       26,596       61,715       54,084
  Accretion of discount on asset retirement
    obligations.....................................       1,154        1,043        2,302        2,089
  Interest..........................................      22,766       29,403       59,342       62,149
  Other.............................................      11,759       15,713       16,813       24,554
                                                        --------     --------     --------     --------
                                                         297,815      256,363      674,571      534,717
                                                        --------     --------     --------     --------
Income from continuing operations before
  income taxes......................................     116,093       76,114      135,843      125,747
Income tax provision................................     (50,207)     (53,885)     (70,924)     (75,796)
                                                        --------     --------     --------     --------

Income from continuing operations...................      65,886       22,229       64,919       49,951
Income from discontinued operations, net of tax.....      22,153      163,330      566,327      220,265
                                                        --------     --------     --------     --------
Net income..........................................   $  88,039    $ 185,559    $ 631,246    $ 270,216
                                                        ========     ========     ========     ========
Basic earnings per share:
  Income from continuing operations.................   $     .52    $     .16    $     .52    $     .35
  Income from discontinued operations, net of tax...         .18         1.16         4.48         1.55
                                                        --------     --------     --------     --------
  Net income........................................   $     .70    $    1.32    $    5.00    $    1.90
                                                        ========     ========     ========     ========
Diluted earnings per share:
  Income from continuing operations.................   $     .52    $     .16    $     .52    $     .35
  Income from discontinued operations, net of tax...         .17         1.12         4.34         1.51
                                                        --------     --------     --------     --------
  Net income........................................   $     .69    $    1.28    $    4.86    $    1.86
                                                        ========     ========     ========     ========
Weighted average shares outstanding:
  Basic.............................................     125,629      140,812      126,282      141,849
                                                        ========     ========     ========     ========
  Diluted...........................................     129,624      145,246      130,346      146,286
                                                        ========     ========     ========     ========
Dividends declared per share........................   $     -      $     -      $     .12    $     .10
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)


                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                  Net
                                                                                   Retained    Deferred
                                           Additional                              Earnings     Hedge     Cumulative      Total
                                   Common   Paid-in     Treasury      Deferred   (Accumulated   Losses,   Translation  Stockholders'
                                   Stock    Capital       Stock     Compensation   Deficit)   Net of Tax  Adjustment     Equity
                                   ------  ----------  -----------  ------------ -----------  ----------- -----------  ------------
Balance as of January 1, 2006...   $1,452  $3,775,812  $  (882,382)  $  (45,827)  $ (184,320) $ (506,636)   $ 59,003   $ 2,217,102

  Dividends declared ($.12
   per common share)............       -           -            -            -       (15,510)         -           -        (15,510)
  Conversion of senior notes....       -       (1,754)       2,156           -            -           -           -            402
  Exercise of long-term
   incentive plan stock options.       -           -        11,896           -        (7,230)         -           -          4,666
  Purchase of treasury stock....       -           -      (172,445)          -            -           -           -       (172,445)
  Tax benefits related to
   stock-based compensation.....       -        2,236           -            -            -           -           -          2,236
  Compensation costs:
    Adoption of SFAS 123(R).....       -      (45,827)          -        45,827           -           -           -             -
    Compensation awards.........        3          (3)          -            -            -           -           -             -
    Compensation costs included
     in net income..............       -       18,310           -            -            -           -           -         18,310
  Net income....................       -           -            -            -       631,246          -           -        631,246
  Other comprehensive income (loss):
    Deferred hedging activity,
     net of tax:
      Net deferred hedge gains..       -           -            -            -            -       36,948          -         36,948
      Net hedge losses included
       in continuing operations.       -           -            -            -            -       54,917          -         54,917
      Net hedge losses included
       in discontinued
       operations...............       -           -            -            -            -      126,272          -        126,272
    Translation adjustment......       -           -            -            -            -           -       10,783        10,783
                                    -----   ---------   ----------    ---------    ---------   ---------     -------    ----------
Balance as of June 30, 2006.....   $1,455  $3,748,774  $(1,040,775)  $       -    $  424,186  $ (288,499)   $ 69,786   $ 2,914,927
                                    =====   =========   ==========    =========    =========   =========     =======    ==========


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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                         Three months ended          Six months ended
                                                               June 30,                  June 30,
                                                       ----------------------    --------------------------
                                                          2006         2005          2006           2005
                                                       ---------    ---------    -----------    -----------
Cash flows from operating activities:
  Net income.......................................... $  88,039    $ 185,559    $   631,246    $   270,216
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depletion, depreciation and amortization..........    87,984       65,999        170,390        139,307
    Impairment of long-lived assets...................       -            471            -              623
    Exploration expenses, including dry holes.........    17,354       12,286        111,936         28,962
    Deferred income taxes.............................    50,223       41,030         67,184         56,376
    Loss (gain) loss on disposition of assets, net....     3,403         (109)         3,476         (2,250)
    Loss on extinguishment of debt....................     8,076        7,342          8,076          7,342
    Accretion of discount on asset retirement
      obligations.....................................     1,154        1,043          2,302          2,089
    Discontinued operations...........................    (1,002)      61,019       (540,655)       184,072
    Interest expense..................................     2,118          865          5,165          1,062
    Commodity hedge related activity..................    (6,061)      (7,666)        (5,553)       (10,727)
    Stock-based compensation..........................    10,824        8,018         18,310         13,170
    Amortization of deferred revenue..................   (47,886)     (20,449)       (95,835)       (32,074)
    Other noncash items...............................     5,810        1,553          9,524          5,699
  Changes in operating assets and liabilities, net
   of effects from acquisition:
    Accounts receivable, net..........................    37,050      (42,269)       163,165        (54,302)
    Inventories.......................................   (18,994)     (11,388)       (39,125)       (12,703)
    Prepaid expenses..................................    14,228        3,359          1,964          5,808
    Other current assets, net.........................      (237)        (331)         9,192           (529)
    Accounts payable..................................   (19,993)      (8,029)      (113,641)         9,564
    Interest payable..................................     8,826       11,895        (10,274)        (4,364)
    Income taxes payable..............................   (78,236)       9,144         55,815         11,919
    Other current liabilities.........................    (4,438)      (9,425)         8,927         (5,689)
                                                        --------     --------     ----------     ----------
      Net cash provided by operating activities.......   158,242      309,917        461,589        613,571
                                                        --------     --------     ----------     ----------
Cash flows from investing activities:
  Payments for acquisition, net of cash acquired......       -            -              -             (965)
  Proceeds from disposition of assets.................   679,371      520,502      1,642,562      1,120,598
  Additions to oil and gas properties.................  (309,544)    (245,743)      (644,432)      (440,683)
  Additions to other assets and property, net.........   (26,291)      (8,660)       (32,839)       (19,722)
                                                        --------     --------     ----------     ----------
      Net cash provided by investing activities.......   343,536      266,099        965,291        659,228
                                                        --------     --------     ----------     ----------
Cash flows from financing activities:
  Borrowings under long-term debt.....................   534,219      220,699        898,490        376,412
  Principal payments on long-term debt................  (438,571)    (664,969)    (1,702,842)    (1,373,682)
  Payment of other liabilities........................      (106)      (5,673)          (630)       (13,975)
  Exercise of long-term incentive plan stock options..     2,744        2,358          4,666         27,434
  Purchase of treasury stock..........................  (170,464)     (74,248)      (172,445)      (226,224)
  Payment of financing fees...........................    (2,169)         -           (2,169)           -
  Dividends paid......................................   (15,510)     (14,332)       (15,510)       (14,332)
                                                        --------     --------     ----------     ----------
      Net cash used in financing activities...........   (89,857)    (536,165)      (990,440)    (1,224,367)
                                                        --------     --------     ----------     ----------
Net increase in cash and cash equivalents.............   411,921       39,851        436,440         48,432
Effect of exchange rate changes on cash and
  cash equivalents....................................     2,139        2,561          1,800          2,762
Cash and cash equivalents, beginning of period........    42,982       16,039         18,802          7,257
                                                        --------     --------     ----------     ----------
Cash and cash equivalents, end of period.............. $ 457,042    $  58,451    $   457,042    $    58,451
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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)
                                   (Unaudited)




                                                         Three months ended         Six months ended
                                                               June 30,                June 30,
                                                       ----------------------    ----------------------
                                                          2006         2005         2006         2005
                                                       ---------    ---------    ---------    ---------


Net income...........................................  $  88,039    $ 185,559    $ 631,246    $ 270,216
                                                        --------     --------     --------     --------
Other comprehensive income (loss):
  Deferred hedging activity, net of tax:
    Net deferred hedge gains (losses)................     (1,806)     (18,089)      36,948     (342,800)
    Net hedge losses included in continuing
      operations.....................................     15,185       28,807       54,917       58,157
    Net hedge losses included in discontinued
      operations.....................................         -        21,169      126,272       35,756
  Translation adjustment.............................     13,018       (3,236)      10,783       (4,859)
                                                        --------     --------     --------     --------
      Other comprehensive income (loss)..............     26,397       28,651      228,920     (253,746)
                                                        --------     --------     --------     --------
Comprehensive income.................................  $ 114,436    $ 214,210    $ 860,166    $  16,470
                                                        ========     ========     ========     ========





         The financial information included herein has been prepared by management without audit by independent public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. To conform to current period presentations, the Company reclassified the results of discontinued operations, as disclosed in Note N, and $22.6 million and $53.9 million of cash used for geological expenses during the three and six month periods ended June 30, 2005, respectively, from investing activities to operating activities in the accompanying Consolidated Statements of Cash Flows.

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

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas assets:

       Country               Description of Assets              Date Divested
       -------               ---------------------              -------------
       Canada                Martin Creek, Conroy Black         May 2005
                             and Lookout Butte fields

       United States         Two Gulf of Mexico                 August 2005
                             shelf fields

       United States         Deepwater Gulf of Mexico           March 2006
                             fields

       Argentina             Argentine assets                   April 2006

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding discontinued operations.

     Inventories. Inventories were comprised of $114.8 million and $77.3 million of materials and supplies and $1.1 million and $2.4 million of commodities as of June 30, 2006 and December 31, 2005, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first- out basis. As of June 30, 2006 and December 31, 2005, the Company's materials and supplies inventory was net of $5.5 million and $.2 million, respectively, of valuation reserve allowances.

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

     Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share- Based Payment" ("SFAS 123(R)") to account for stock-based compensation. Among other items, SFAS 123(R) eliminates the use of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the date of grant, will be recognized in the Company's financial statements over the remaining vesting period. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, will be recognized in the Company's financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure fair value of stock options and utilizes the stock price on the date of grant for the fair value of restricted stock awards. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for stock options. Prior period financial statements have not been restated. The modified prospective method requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to its prior policy of recognizing forfeitures as they occurred. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

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

     For the three and six months ended June 30, 2006, the Company recorded $10.8 million and $18.3 million, respectively, of stock-based compensation costs for all plans. The impact to net income of adopting SFAS 123(R) was $531 thousand and $1.2 million for the three and six month periods ended June 30, 2006, respectively, or less than $.01 per diluted share. For the three and six month periods ended June 30, 2006, the adoption impact is comprised of $314 thousand and $806 thousand, respectively, of compensation expense associated with unvested stock options and $217 thousand and $359 thousand, respectively, of compensation expense associated with the Company's Employee Stock Purchase Plan, which is a compensatory plan under the provisions of SFAS 123(R).

     Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the accompanying Consolidated Balance Sheets, at June 30, 2006 and December 31, 2005 do not include 2,036,474 shares and 1,756,180 shares, respectively, related to unvested restricted stock awards. During the six months ended June 30, 2006, the Company issued 663,974 shares of restricted stock awards.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     As of June 30, 2006, there is approximately $53.3 million of total unrecognized compensation expense related to unvested share-based compensation plans. This compensation will be recognized over the remaining vesting period of less than three years.

     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the three and six months ended June 30, 2005:

                                                                 Three months      Six months
                                                                     ended            ended
                                                                 June 30, 2005    June 30, 2005
                                                                 -------------    -------------
                                                             (in thousands, except per share data)
     Net income, as reported ................................      $ 185,559       $ 270,216
     Plus: Stock-based compensation expense included
       in net income for all awards, net of tax (a)..........          5,092           8,363
     Deduct: Stock-based compensation expense determined
       under fair value based method for all awards,
       net of tax (a)........................................         (5,841)        (10,083)
                                                                    --------        --------
     Pro forma net income....................................      $ 184,810       $ 268,496
                                                                    ========        ========
     Net income per share:
       Basic - as reported...................................      $    1.32       $    1.90
                                                                    ========        ========
       Basic - pro forma.....................................      $    1.31       $    1.89
                                                                    ========        ========
       Diluted - as reported.................................      $    1.28       $    1.86
                                                                    ========        ========
       Diluted - pro forma...................................      $    1.28       $    1.85
                                                                    ========        ========

-----------
(a) For the three and six months ended June 30, 2005, stock-based compensation expense included in net income is net of tax benefits of $2.9 million and $4.8 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the three and six months ended June 30, 2005 is net of tax benefits of $3.4 million and $5.8 million, respectively. See Note D for additional information regarding the Company's income taxes.

NOTE C.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in proved properties in the Consolidated Balance Sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

     The following table reflects the Company's capitalized exploratory well activity during the three and six months ended June 30, 2006:

                                                                 Three months      Six months
                                                                     ended            ended
                                                                 June 30, 2006    June 30, 2006
                                                                 -------------    -------------
                                                                        (in thousands)
     Beginning capitalized exploratory well costs ...........      $ 157,451        $ 198,291
     Additions to exploratory well costs pending the
       determination of proved reserves......................         89,180          189,714
     Reclassifications due to determination of
       proved reserves.......................................        (29,513)         (83,471)
     Disposition of wells....................................         (2,527)         (53,198)
     Exploratory well costs charged to expense...............        (35,231)         (71,976)
                                                                    --------         --------
     Ending capitalized exploratory well costs ..............      $ 179,360        $ 179,360
                                                                    ========         ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



     The following table provides an aging as of June 30, 2006 and December 31, 2005 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                       June 30,     December 31,
                                                                         2006           2005
                                                                       ---------    ------------
                                                                  (in thousands, except well counts)
     Capitalized exploratory well costs that have been
       capitalized for a period of one year or less..............      $ 110,200     $  84,042
     Capitalized exploratory well costs that have been
       capitalized for a period greater than one year............         69,160       114,249
                                                                        --------      --------
                                                                       $ 179,360     $ 198,291
                                                                        ========      ========
     Number of wells with exploratory well costs that have
       been capitalized for a period greater than one year.......              9            14
                                                                        ========      ========

     The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of June 30, 2006 and December 31, 2005:

                                                                       June 30,     December 31,
                                                                         2006           2005
                                                                       ---------    ------------
                                                                             (in thousands)
     United States:
       Ozona Deep................................................      $     -        $  19,423
       Thunder Hawk..............................................            -           25,769
       Oooguruk..................................................         52,205         52,205

     Canada - other..............................................            751            805
     South Africa................................................          7,227          7,227
     Tunisia.....................................................          8,977          8,820
                                                                        --------       --------
             Total...............................................      $  69,160      $ 114,249
                                                                        ========       ========

     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Ozona Deep and Thunder Hawk. During March 2006, the Company sold its interests in the Ozona Deep and Thunder Hawk properties as part of the Company's deepwater Gulf of Mexico divestiture. See Note N for additional information regarding the Company's divestiture of its deepwater Gulf of Mexico oil and gas assets.

     Oooguruk. During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential cost benefits of a larger scale project. The farm-in was completed during 2004. Along with completing the farm-in agreement, Pioneer obtained access to exploration well and seismic data to improve the Company's understanding of the potential of the discoveries, without having to drill additional wells. In late 2004, the Company completed an extensive technical and economic evaluation of the resource potential within this area and authorized a front-end engineering design study ("FEED study") for the area which was completed.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


Pioneer plans to drill approximately 40 horizontal wells to develop the discovery. Depending on weather conditions and facilities completion and accessibility, drilling could begin as early as the fall of 2007. The Company estimates first production to occur in 2008.

     South Africa. During 2001, the Company drilled two South African discovery wells that found quantities of gas and condensate believed to be commercial. During 2002 to 2004, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with the operator of a gas-to-liquids ("GTL") plant located in the area to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005 and based on that study, the GTL plant operator initiated purchase orders for long-lead time infrastructure components. In December 2005, the Company entered into a commercial agreement with its partner in the South Coast gas project for the sale of gas and condensate. The project will include subsea tie-back of gas from the Sable field and five to six additional gas accumulations to the existing production facilities on the F-A platform for transportation via existing pipelines to the GTL plant. Development drilling related to the project commenced in the first quarter of 2006. Production is expected to begin during the second half of 2007.

     As of December 31, 2005, the remaining costs associated with this project relate to the Boomslang discovery, which was not included in the initial development phase of this project. Boomslang is an oil discovery with a significant gas cap. Continued studies of the commercialization of the project are ongoing. One of the objectives of these studies is to determine the commercialization of the discovery as an oil project, gas project or both. If commercialized as an oil discovery, earliest production would be 2009 and if commercialized as a gas discovery, earliest production would be 2012. Partner meetings are scheduled for the latter part of 2006 to further discuss the commercialization of the Boomslang discovery.

     Tunisia. During 2003, the Company drilled an exploration well on its Anaguid Block in Tunisia which found quantities of gas and condensate believed to be commercial. During 2004, the well was scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. In the third quarter of 2005, the project operator, along with the Company, drilled an offset appraisal well to the exploration well. The appraisal well offsetting the exploration well encountered gas and condensate in a similar horizon to the initial well. The Company is currently reviewing data from the appraisal well to determine whether development of the area is economical.

NOTE D.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. During the first quarter of 2006, the Company utilized all of its available United States NOLs, other than those subject to limitations, primarily related to the sale of the deepwater Gulf of Mexico assets; accordingly, this has accelerated the Company's payment of cash taxes. As of June 30, 2006 and December 31, 2005, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $96.6 million and $95.8 million, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     Income tax provision. The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2006 and 2005:

                                               Three months ended          Six months ended
                                                     June 30,                  June 30,
                                             ----------------------     ----------------------
                                                2006         2005          2006         2005
                                             ---------    ---------     ---------    ---------
                                                              (in thousands)
     Current:
       U.S. federal.......................   $ (10,460)   $   4,657     $ (12,973)   $   4,657
       U.S. state and local...............          12          131             3          131
       Foreign............................      10,432        8,067        16,710       14,632
                                              --------     --------      --------     --------
                                                   (16)      12,855         3,740       19,420
                                              --------     --------      --------     --------
     Deferred:
       U.S. federal.......................      38,703       38,072        48,640       52,959
       U.S. state and local...............      14,297        1,653        14,099        1,658
       Foreign............................      (2,777)       1,305         4,445        1,759
                                              --------     --------      --------     --------
                                                50,223       41,030        67,184       56,376
                                              --------     --------      --------     --------
                                             $  50,207    $  53,885     $  70,924    $  75,796
                                              ========     ========      ========     ========

     The Company's effective tax rate on continuing operations of 43.2 percent and 52.2 percent during the three and six months ended June 30, 2006, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

       o    foreign tax rates,
       o adjustments to the deferred tax liability for changes in enacted tax laws and rates, as discussed below,
       o statutes in foreign jurisdictions that differ from those in the United States and
       o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the three and six month periods ended June 30, 2006, this primarily related to Nigerian exploration expenses of approximately $1.8 million and $39.2 million, respectively.

     On May 18, 2006, the State of Texas enacted legislation that changed the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the "Texas margin tax"). Also, during the second quarter of 2006, the Canadian federal and provincial governments enacted tax rate reductions that will be phased-in over several years. SFAS 109 requires that deferred tax balances be adjusted to reflect tax rate changes during the periods in which the tax rate changes are enacted. The adjustment due to the enactment of the Texas margin tax and the Canadian tax rate changes resulted in a $12.9 million United States tax expense and a $9.6 million Canadian tax benefit during the three and six month periods ended June 30, 2006.

     Included in the Company's income tax provision from continuing operations for the three and six months ended June 30, 2005 is the reversal of a $27.3 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. Reversal of the tax benefit was the result of signing an agreement in June 2005 to sell the Company's shares in the subsidiary that owns the interest in the Olowi block to an unaffiliated buyer, which made it more likely than not that the Company would not realize the originally recorded tax benefit. The Company completed the sale of the Gabonese subsidiary during 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     Discontinued operations. The Company's income tax provisions attributable to income from discontinued operations consisted of the following for the three and six months ended June 30, 2006 and 2005:

                                                Three months ended        Six months ended
                                                      June 30,                 June 30,
                                               --------------------     --------------------
                                                 2006        2005         2006        2005
                                               --------    --------     --------    --------
                                                              (in thousands)
     Current:
       U.S. federal.........................   $  7,874    $  2,751     $148,599    $  2,751
       U.S. state and local.................       (290)        118        1,850         118
       Foreign..............................        961       2,694        2,126       5,020
                                                -------     -------      -------     -------
                                                  8,545       5,563      152,575       7,889
                                                -------     -------      -------     -------
     Deferred:
       U.S. federal.........................     (1,374)     63,108      140,902      89,754
       U.S. state and local.................        104       2,706        6,319       3,847
       Foreign..............................        881      36,720         (123)     36,559
                                                -------     -------      -------     -------
                                                   (389)    102,534      147,098     130,160
                                                -------     -------      -------     -------
                                               $  8,156    $108,097     $299,673    $138,049
                                                =======     =======      =======     =======

     The Company's effective tax rate associated with discontinued operations during the three and six months ended June 30, 2006 was 26.9 percent and 34.6 percent, respectively.

NOTE E.     Long-term Debt

     Lines of credit. The Company has an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Agreement") that matures in September 2010 unless extended in accordance with the terms of the Credit Agreement. The terms of the Credit Agreement provide for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $1.8 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Credit Agreement. As of June 30, 2006, the Company had no outstanding borrowings under the Credit Agreement. If the Company had outstanding borrowings, the Company's annual interest rate incurred on such borrowings would approximate LIBOR (5.3 percent per annum at June 30, 2006) plus a current additional margin to LIBOR (.875 percent per annum as of June 30, 2006).

     The Credit Agreement contains certain financial covenants, which include the (i) maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization ("DD&A") expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; (ii) maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0; and (iii) the maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.50 to 1.0 until March 2007, and 1.75 to 1.0 thereafter. The lenders may declare any outstanding obligations under the Credit Agreement immediately due and payable upon the occurrence, and during the continuance of, an event of default, which includes a defined change in control of the Company.

     As of June 30, 2006, the Company had $124.6 million of undrawn letters of credit, of which $119.6 million were undrawn commitments under the Credit Agreement leaving the Company with $1.4 billion of unused borrowing capacity under the Credit Agreement. The letters of credit outstanding under the Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, currently representing the Company's LIBOR margin (.875 percent at June 30, 2006) plus .125 percent.

     As of June 30, 2006, the Company was in compliance with all of its debt covenants.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     Senior notes. During May 2006, the Company issued $450 million of 6.875% senior notes due 2018 (the "6.875% Notes") and received proceeds, net of issuance discount and underwriting costs, of $447.4 million. The Company used the net proceeds from the issuance of the 6.875% Notes to repurchase $346.2 million of its outstanding $350 million of 6.50% senior notes due 2008 (the "6.50% Notes") and for general corporate purposes. The Company recorded a charge of $8.1 million in the second quarter of 2006 associated with the early extinguishment of the 6.50% Notes.

     Senior convertible notes. In connection with the Evergreen merger in September 2004, the Company assumed $100 million of 4 3/4% senior convertible notes due 2021 (the "Convertible Notes"). The Convertible Notes are due on December 15, 2021, but are redeemable at either the Company's option or the holder's option on other specified dates. As a result of the Evergreen merger, the Convertible Notes are convertible at any time by the holders as discussed in the following paragraph. Holders may also require the Company to purchase all or part of the Convertible Notes on December 20, 2006, December 15, 2011 or December 15, 2016 at a purchase price of 100 percent of the principal amount of the Convertible Notes plus accrued and unpaid interest (including contingent interest). On December 20, 2006, the Company may redeem the Convertible Notes, in whole or in part, in cash, for shares of common stock, or in any combination of cash and common stock. On December 15, 2011 or December 15, 2016, the Company must pay the repurchase price in cash. The Company currently intends to exercise its rights under the indenture and redeem the Convertible Notes on December 20, 2006, if the Convertible Notes have not been converted by the holders.

     Each $25.00 principal balance outstanding under the Convertible Notes is convertible into .58175 shares of the Company's common stock plus $19.98 per share (as an example, each $1,000 of Convertible Notes principal would exchange for 23.27 shares of the Company's common stock plus $799 of cash). The portion of the Convertible Notes exchangeable into the Company's common stock is included in the computation of the Company's average diluted shares outstanding.

     During June 2006, holders of $2 million of the outstanding Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $1.6 million in cash, issued 46,540 shares of common stock and recognized a net increase to stockholders' equity of $.4 million. See Note O for information regarding conversions subsequent to June 30, 2006.

     Rating  agencies.   In  January  2006,  Moody's  Investor  Services,   Inc.
("Moody's") downgraded the Company's debt ratings from Baa3 to Ba1. The downgrade triggered increases in the pricing grid for borrowings under the Credit Agreement.

NOTE F.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing its costs of capital. As of June 30, 2006 and December 31, 2005, the Company was not a party to any open fair value hedges.

     As of June 30, 2006, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $3.5 million reduction attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. During the three and six months ended June 30, 2006, the Company's amortization of net deferred hedge gains on terminated interest rate swaps reduced the Company's reported interest expense by $13 thousand and $127 thousand, respectively, as compared to $1.1 million and $3.3 million during the same respective periods in 2005.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     The following table sets forth, as of June 30, 2006, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

                                        Six months
                                          ending             Year ending December 31,
                                       December 31,   -------------------------------------
                                           2006         2007      2008      2009      2010    Thereafter
                                       ------------   -------   -------   -------   -------   ----------
                                                                  (in thousands)

    Net deferred hedge losses.......    $   (105)     $  (325)  $  (371)  $  (416)  $  (466)   $ (3,530)
                                         =======       ======    ======    ======    ======     =======

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of June 30, 2006, virtually all of the Company's open commodity hedges are designated as hedges of Canadian and United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

     Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of June 30, 2006:

                                               First          Second           Third          Fourth         Outstanding
                                              Quarter         Quarter         Quarter         Quarter          Average
                                           -------------   -------------   -------------   --------------   --------------
Average daily oil production hedged:
   2006 - Swap Contracts
     Volume (Bbl)........................                                          5,000            5,000           5,000
     Price per Bbl.......................                                  $       37.20   $        37.20   $       37.20

   2006 - Collar Contracts
     Volume (Bbl)........................                                          6,500            6,500           6,500
     Price per Bbl.......................                                  $41.92-$66.41   $ 41.92-$66.41   $41.92-$66.41

   2007 - Swap Contracts
     Volume (Bbl)........................         10,000          10,000          10,000           10,000          10,000
     Price per Bbl.......................  $       30.96   $       30.96   $       30.96   $        30.96   $       30.96

   2007 - Collar Contracts
     Volume (Bbl)........................          2,000           2,000           2,000            2,000           2,000
     Price per Bbl.......................  $50.00-$89.50   $50.00-$89.50   $50.00-$89.50   $ 50.00-$89.50   $50.00-$89.50

   2008 - Swap Contracts
     Volume (Bbl)........................         10,000          10,000          10,000           10,000          10,000
     Price per Bbl.......................  $       30.62   $       30.62   $       30.62   $        30.62   $       30.62

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth
(i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of settlements of oil price hedges on oil revenue from continuing operations for the three and six months ended June 30, 2006 and 2005:

                                                        Three months ended        Six months ended
                                                              June 30,                 June 30,
                                                       --------------------     --------------------
                                                         2006        2005         2006        2005
                                                       --------    --------     --------    --------

     Average price reported per Bbl.................   $  69.71    $  37.60     $  64.86    $  36.01
     Average price realized per Bbl.................   $  67.15    $  51.21     $  63.63    $  47.96
     VPP increase to oil revenue (in millions)......   $   29.1    $    -       $   58.0    $    -
     Reduction to oil revenue from hedging
        activity (in millions) (a)..................   $  (23.4)   $  (37.8)    $  (52.5)   $  (70.5)

----------
(a) Excludes hedge losses of $12.3 million attributable to discontinued operations for the six months ended June 30, 2006 and $15.0 million and $26.6 million during the three and six months ended June 30, 2005, respectively.

     Natural gas liquids prices. During the three and six months ended June 30, 2006 and 2005, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at June 30, 2006.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of June 30, 2006:

                                              First         Second          Third         Fourth       Outstanding
                                             Quarter        Quarter        Quarter        Quarter        Average
                                          ------------   ------------   ------------   ------------   ------------
Average daily gas production hedged (a):
   2006 - Swap Contracts
     Volume (MMBtu)...................                                        73,880         73,984         73,932
     Index price per MMBtu............                                  $       4.31   $       4.31   $       4.31

   2006 - Collar Contracts
     Volume (MMBtu)...................                                        85,000         95,000         90,000
     Index price per MMBtu............                                  $6.56-$14.27   $6.55-$14.49   $6.56-$14.38

   2007 - Swap Contracts
     Volume (MMBtu)...................          59,071         59,146         59,231         59,329         59,195
     Index price per MMBtu............    $       7.07   $       7.06   $       7.06   $       7.06   $       7.06

   2007 - Collar Contracts
     Volume (MMBtu)...................          30,000         30,000         30,000         30,000         30,000
     Index price per MMBtu............    $6.50-$11.02   $6.50-$11.02   $6.50-$11.02   $6.50-$11.02   $6.50-$11.02

-------------
(a) Subsequent to June 30, 2006 through August 1, 2006, the Company (i) reduced its gas hedge position by terminating gas collar contracts that are included in the table above by 30,000 MMBtu per day of forecasted 2007 gas sales at a weighted average ceiling price per MMBtu of $11.02 and a weighted average floor price per MMBtu of $6.50 and (ii) increased its gas hedge position by entering into gas swap contracts for 15,000 MMBtu per day of forecasted 2008 gas sales at a weighted average price per MMBtu of $8.62 (Panhandle Eastern Pipeline Oklahoma (mainline) index price).

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)



     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of settlements of gas price hedges on gas revenue from continuing operations for the three and six months ended June 30, 2006 and 2005:

                                                        Three months ended   Six months ended
                                                              June 30,           June 30,
                                                        -----------------   -----------------
                                                          2006      2005      2006      2005
                                                        -------   -------   -------   -------

     Average price reported per Mcf..................   $  6.25   $  6.67   $  6.48   $  6.36
     Average price realized per Mcf..................   $  5.75   $  6.20   $  6.37   $  5.90
     VPP increase to gas revenue (in millions).......   $  18.8   $  20.4   $  37.8   $  32.1
     Reduction to gas revenue from hedging activity
        (in millions) (a)............................   $  (3.3)  $  (8.0)  $ (31.6)  $  (6.4)

--------
(a) Excludes hedge losses of $3.4 million attributable to discontinued operations for the six months ended June 30, 2006 and $17.9 million and $27.5 million during the three and six months ended June 30, 2005, respectively.

     Interest rate. During April 2006, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with the coupon rate on the Company's 6.875% Notes, which were issued on May 1, 2006. The Company terminated these costless collar contracts for a gain of $1.3 million, which was recorded in accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI
- Hedging"). The Company did not realize any ineffectiveness in connection with the costless collar contracts during the three and six months ended June 30, 2006. See Note E for information regarding the 6.875% Notes.

     Hedge ineffectiveness. During the three and six months ended June 30, 2006, the Company recorded to other expense from continuing operations net ineffectiveness credits of $2.8 million and $11.0 million, respectively, as compared to $4.2 million and $9.3 million of net ineffectiveness charges during the same respective periods in 2005, related to the ineffective portions of changes in the fair values of its cash flow hedging instruments. These credits and charges primarily resulted from changes in correlations and derivative fair values associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

     AOCI - Hedging. As of June 30, 2006 and December 31, 2005, AOCI - Hedging represented net deferred losses of $288.5 million and $506.6 million, respectively. The AOCI - Hedging balance as of June 30, 2006 was comprised of $400.2 million of net deferred losses on the effective portions of open cash flow hedges, $54.2 million of net deferred losses on terminated cash flow hedges (including $1.8 million of net deferred losses on terminated cash flow interest rate hedges) and $165.8 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the six months ended June 30, 2006 was primarily attributable to the termination and reclassification to discontinued operations of the underlying balances related to hedges that were designated as deepwater Gulf of Mexico hedges and the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the twelve months ending June 30, 2007, based on current estimates of future commodity prices, the Company expects to reclassify $168.6 million of net deferred losses associated with open commodity hedges and $4.8 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


and gas revenues. The Company also expects to reclassify approximately $63.3 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending June 30, 2007 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of June 30, 2006, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as decreases in the case of losses, and increases in the case of gains, to the Company's future oil and gas revenues:

                                             First      Second       Third      Fourth
                                            Quarter     Quarter     Quarter     Quarter       Total
                                           --------    ---------    --------    --------    ----------
                                                                 (in thousands)

    2006 net deferred hedge gains.......                            $  3,240    $  2,402    $   5,642
    2007 net deferred hedge losses......   $ (5,642)   $  (4,775)   $ (4,293)   $ (3,319)     (18,029)
    2008 net deferred hedge losses......   $ (8,718)   $  (6,123)   $ (6,008)   $ (6,472)     (27,321)
    2009 net deferred hedge losses......   $ (2,330)   $    (232)   $   (230)   $   (822)      (3,614)
    2010 net deferred hedge losses......   $   (667)   $    (620)   $   (578)   $   (539)      (2,404)
    2011 net deferred hedge losses......   $   (873)   $    (889)   $   (902)   $   (906)      (3,570)
    2012 net deferred hedge losses......   $   (810)   $    (791)   $   (784)   $   (772)      (3,157)
                                                                                             --------
                                                                                            $ (52,453)
                                                                                             ========

NOTE G.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 5, "Accounting for Contingencies" during the three and six months ended June 30, 2006 and 2005:

                                                         Three months ended          Six months ended
                                                               June 30,                   June 30,
                                                       ----------------------     ----------------------
                                                          2006         2005          2006         2005
                                                       ---------    ---------     ---------    ---------
                                                                        (in thousands)
     Beginning asset retirement obligations..........  $ 156,088    $ 121,937     $ 157,035    $ 120,879
       New wells placed on production and
          changes in estimates (a)...................        720        1,150        42,720        2,595
       Disposition of wells..........................       (372)      (5,238)      (44,042)      (5,238)
       Liabilities settled...........................     (2,802)      (1,855)       (3,870)      (4,255)
       Accretion of discount on continuing operations      1,154        1,043         2,302        2,089
       Accretion of discount on discontinued operations       72        1,059           804        2,153
       Currency translation..........................        723         (343)          634         (470)
                                                        --------     --------      --------     --------
     Ending asset retirement obligations ............  $ 155,583    $ 117,753     $ 155,583    $ 117,753
                                                        ========     ========      ========     ========

-----------
(a) During the six months ended June 30, 2006, the Company recorded a $42 million increase in the abandonment estimate of the East Cameron facilities that were destroyed by Hurricane Rita in 2005, which is reflected in exploration and abandonments expense in the accompanying Consolidated Statements of Operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. The current portions of the Company's asset retirement obligations totaled $86.7 million and $58.0 million as of June 30, 2006 and December 31, 2005, respectively.

NOTE H.     Postretirement Benefit Obligations

     As of June 30, 2006 and December 31, 2005, the Company had recorded $18.9 million and $18.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired. These plans had no assets as of June 30, 2006 or December 31, 2005. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three and six months ended June 30, 2006 and 2005:

                                                         Three months ended          Six months ended
                                                               June 30,                   June 30,
                                                       ----------------------     ----------------------
                                                          2006         2005          2006         2005
                                                       ---------    ---------     ---------    ---------
                                                                        (in thousands)
     Beginning accumulated postretirement benefit
       obligations..................................   $  18,754    $  15,654     $  18,576    $  15,534
        Net benefit payments........................        (303)        (443)         (588)        (629)
        Service costs...............................         204           81           408          162
        Accretion of discounts......................         260          225           519          450
                                                        --------     --------      --------     --------
     Ending accumulated postretirement benefit
       obligations..................................   $  18,915    $  15,517     $  18,915    $  15,517
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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The case was relatively inactive for several years. In early 2000, the plaintiffs amended their pleadings and the case now contains two material claims. First, the plaintiffs assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a "cost of production", and for which the plaintiffs claim they, as royalty owners, are not responsible. Second, the plaintiffs claim they are entitled to 50 percent of the value of the helium extracted at the Company's Satanta gas plant. If the plaintiffs were to prevail on the above two claims in their entirety, it is possible that the Company's liability (both for periods covered by the lawsuit and from the last date covered by the lawsuit to the present - because the deductions continue to be taken and the plaintiffs continue to be paid for a royalty share of the helium) could reach approximately $74 million, plus prejudgment interest. In addition to the plaintiffs' past damage claims, if the plaintiffs were to prevail, it is possible that in future periods of time, the Company would have to stop charging certain expenses and as a result, the Company's production costs and royalty payments related to the area would

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


increase. However, the Company believes it has valid defenses to the plaintiffs' claims and has paid the plaintiffs properly under their respective oil and gas leases and other agreements, and intends to vigorously defend itself.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

NOTE J.     Income Per Share From Continuing Operations

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

     The following table is a reconciliation of basic income from continuing operations to diluted income from continuing operations for the three and six months ended June 30, 2006 and 2005:

                                                           Three months ended         Six months ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                            2006         2005         2006         2005
                                                         ---------    ---------    ---------    ---------
                                                                         (in thousands)

   Basic income from continuing operations............   $  65,886    $  22,229    $  64,919    $  49,951
   Interest expense on convertible notes, net of tax..         801          801        1,603        1,603
                                                          --------     --------     --------     --------
   Diluted income from continuing operations..........   $  66,687    $  23,030    $  66,522    $  51,554
                                                          ========     ========     ========     ========

     The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2005 and 2004:

                                                           Three months ended         Six months ended
                                                                June 30,                  June 30,
                                                         ----------------------    ----------------------
                                                            2006         2005         2006         2005
                                                         ---------    ---------    ---------    ---------
                                                                         (in thousands)

   Weighted average common shares outstanding (a):
      Basic...........................................    125,629      140,812      126,282      141,849
      Dilutive common stock options (b)...............        818        1,108          875        1,201
      Restricted stock awards.........................        853          999          863          909
      Convertible notes dilution (c)..................      2,324        2,327        2,326        2,327
                                                          -------      -------      -------      -------
      Diluted.........................................    129,624      145,246      130,346      146,286
                                                          =======      =======      =======      =======

---------------
(a) During August 2005, the Company's board of directors (the "Board") approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005 and an additional $170 million of which has been completed through June 30, 2006.
(b) Common stock options to purchase 2,857 shares of common stock were outstanding but not included in the computations of diluted income per share from continuing operations for each of the three and six months ended June 30, 2005 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(c) The Company had $98 million and $100 million principal amounts of Convertible Notes outstanding on June 30, 2006 and December 31, 2005, respectively. During July 2006, holders converted $71 million principal amount of the Convertible Notes. See Note O for additional information regarding the July 2006 conversions.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


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

     As previously referred to in Note B, during 2005, the Company sold Canadian and United States oil and gas properties having carrying values of $58.9 million and $31.4 million, respectively, on their dates of sale. Also as previously referred to in Note B, during 2006, the Company sold Argentine assets and United States oil and gas properties having carrying values, including net deferred hedge losses, of $658.9 million and $433.7 million, respectively. The results of operations of those properties have been reclassified as discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note N for information regarding the Company's discontinued operations.

     The following tables provide the Company's interim geographic operating segment data for the three and six months ended June 30, 2006 and 2005. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


                                                      United                 Africa                    Consolidated
                                                      States      Canada    and Other   Headquarters       Total
                                                     ---------   --------   ---------   ------------   ------------
                                                                         (in thousands)

Three months ended June 30, 2006:
   Revenues and other income:
     Oil and gas................................     $ 331,212   $ 34,154   $ 42,204     $     -        $ 407,570
     Interest and other.........................           -          -          -           9,741          9,741
     Gain (loss) on disposition of assets, net..           150         77        -          (3,630)        (3,403)
                                                      --------    -------    -------      --------       --------
                                                       331,362     34,231     42,204         6,111        413,908
                                                      --------    -------    -------      --------       --------
   Costs and expenses:
     Oil and gas production.....................        83,560     10,780      8,726           -          103,066
     Depletion, depreciation and
        amortization............................        67,305     12,438      2,740         5,501         87,984
     Exploration and abandonments...............        28,335      3,180     10,103           -           41,618
     General and administrative.................           -          -          -          29,468         29,468
     Accretion of discount on asset
        retirement obligations..................           -          -          -           1,154          1,154
     Interest...................................           -          -          -          22,766         22,766
     Other......................................           -          -          -          11,759         11,759
                                                      --------    -------    -------      --------       --------
                                                       179,200     26,398     21,569        70,648        297,815
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing operations
      before income taxes.......................       152,162      7,833     20,635       (64,537)       116,093
   Income tax benefit (provision)...............       (55,539)    (2,790)    (7,565)       15,687        (50,207)
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing
      operations................................     $  96,623   $  5,043   $ 13,070     $ (48,850)     $  65,886
                                                      ========    =======    =======      ========       ========

Three months ended June 30, 2005:
   Revenues and other income:
     Oil and gas................................     $ 247,474   $ 23,561   $ 49,302     $     -        $ 320,337
     Interest and other.........................           -          -          -          12,031         12,031
     Gain on disposition of assets, net.........           -          -          -             109            109
                                                      --------    -------    -------      --------       --------
                                                       247,474     23,561     49,302        12,140        332,477
                                                      --------    -------    -------      --------       --------
   Costs and expenses:
     Oil and gas production.....................        63,483      8,524      7,633           -           79,640
     Depletion, depreciation and
        amortization............................        46,462      7,402      7,260         4,875         65,999
     Impairment of long-lived assets............           -          -          471           -              471
     Exploration and abandonments...............        23,424      2,682     11,392           -           37,498
     General and administrative.................           -          -          -          26,596         26,596
     Accretion of discount on asset
        retirement obligations..................           -          -          -           1,043          1,043
     Interest...................................           -          -          -          29,403         29,403
     Other......................................           -          -          -          15,713         15,713
                                                      --------    -------    -------      --------       --------
                                                       133,369     18,608     26,756        77,630        256,363
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing operations
      before income taxes.......................       114,105      4,953     22,546       (65,490)        76,114
   Income tax provision.........................       (41,648)    (1,808)    (8,475)       (1,954)       (53,885)
                                                      --------    -------    -------      --------        -------
   Income (loss) from continuing
      operations................................     $  72,457   $  3,145   $ 14,071     $ (67,444)     $  22,229
                                                      ========    =======    =======      ========       ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                                      United                 Africa                    Consolidated
                                                      States      Canada    and Other   Headquarters       Total
                                                     ---------   --------   ---------   ------------   ------------
                                                                         (in thousands)

Six months ended June 30, 2006:
   Revenues and other income:
     Oil and gas................................     $ 641,093   $ 62,516   $ 83,429     $     -        $ 787,038
     Interest and other.........................           -          -          -          26,852         26,852
     Gain (loss) on disposition of assets, net..           150         77        -          (3,703)        (3,476)
                                                      --------    -------    -------      --------       --------
                                                       641,243     62,593     83,429        23,149        810,414
                                                      --------    -------    -------      --------       --------
   Costs and expenses:
     Oil and gas production.....................       161,461     21,694     14,594           -          197,749
     Depletion, depreciation and
        amortization............................       130,921     19,668      8,435        11,366        170,390
     Exploration and abandonments...............       106,616      6,596     53,048           -          166,260
     General and administrative.................           -          -          -          61,715         61,715
     Accretion of discount on asset
        retirement obligations..................           -          -          -           2,302          2,302
     Interest...................................           -          -          -          59,342         59,342
     Other......................................           -          -          -          16,813         16,813
                                                      --------    -------    -------      --------       -------
                                                       398,998     47,958     76,077       151,538         674,571
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing operations
      before income taxes.......................       242,245     14,635      7,352      (128,389)       135,843
   Income tax benefit (provision)...............       (88,419)    (5,213)     1,653        21,055        (70,924)
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing
      operations................................     $ 153,826   $  9,422   $  9,005     $(107,334)     $  64,919
                                                      ========    =======    =======      ========       ========

Six months ended June 30, 2005:
   Revenues and other income:
     Oil and gas................................     $ 503,121   $ 44,049   $ 96,993     $     -        $ 644,163
     Interest and other.........................           -          -          -          14,051         14,051
     Gain on disposition of assets, net.........         2,032        -          -             218          2,250
                                                      --------    -------    -------      --------       --------
                                                       505,153     44,049     96,993        14,269        660,464
                                                      --------    -------    -------      --------       --------
   Costs and expenses:
     Oil and gas production.....................       127,580     17,604     15,400           -          160,584
     Depletion, depreciation and
        amortization............................        98,814     14,441     16,638         9,414        139,307
     Impairment of long-lived assets............           -          -          623           -              623
     Exploration and abandonments...............        52,227      6,423     32,677           -           91,327
     General and administrative.................           -          -          -          54,084         54,084
     Accretion of discount on asset
        retirement obligations..................           -          -          -           2,089          2,089
     Interest...................................           -          -          -          62,149         62,149
     Other......................................           -          -          -          24,554         24,554
                                                      --------    -------    -------      --------       -------
                                                       278,621     38,468     65,338       152,290        534,717
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing operations
      before income taxes.......................       226,532      5,581     31,655      (138,021)       125,747
   Income tax benefit (provision)...............       (82,684)    (2,037)   (10,535)       19,460        (75,796)
                                                      --------    -------    -------      --------       --------
   Income (loss) from continuing
      operations................................     $ 143,848   $  3,544   $ 21,120     $(118,561)     $  49,951
                                                      ========    =======    =======      ========       ========


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)

                                               United                                    Africa                      Consolidated
                                               States       Argentina       Canada      and Other     Headquarters       Total
                                            -----------    -----------    ----------    ----------    ------------    ------------
                                                                                (in thousands)

Segment assets (as of June 30, 2006)......  $ 5,831,381    $       -      $  487,662    $  216,865    $   531,520     $7,067,428
                                             ==========     ==========     =========     =========     ==========      =========
Segment assets (as of December 31, 2005)..  $ 5,899,637    $   735,191    $  363,773    $  170,484    $   160,149     $7,329,234
                                             ==========     ==========     =========     =========     ==========      =========

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

     The following table provides information about the deferred revenue carrying values of the Company's VPPs:

                                                          Gas          Oil         Total
                                                       ---------    ---------    ---------
                                                                  (in thousands)

    Deferred revenue at December 31, 2005.........     $ 249,323    $ 605,515    $ 854,838
    Less 2006 amortization........................       (37,852)     (57,983)     (95,835)
                                                        --------     --------     --------
         Deferred revenue at June 30, 2006........     $ 211,471    $ 547,532    $ 759,003
                                                        ========     ========     ========

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

           Remaining 2006.................................      $   94,492
           2007...........................................         181,232
           2008...........................................         158,138
           2009...........................................         147,906
           2010...........................................          90,215
           2011...........................................          44,951
           2012...........................................          42,069
                                                                 ---------
                                                                $  759,003
                                                                 =========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE M.     Insurance Claims

     Fain Plant. During May 2005, the Company sustained damages as a result of a fire at its Fain gas plant in the West Panhandle field. The damages interrupted production from mid-May through mid-July of 2005. The Company maintained business interruption and physical damage insurance coverage for such circumstances. The Company recognized a total of $17.9 million in business interruption recoveries and $4.4 million in physical damage recoveries associated with the Fain gas plant fire. The Company recognized $14.2 million of the business interruption recoveries in 2005 and the remaining $3.7 million during the first quarter of 2006, which is included in other income in the Company's accompanying Consolidated Statements of Operations.

     Hurricanes Katrina and Rita. During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

     The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. During the second quarter of 2006, the Company settled its business interruption claim with its insurance provider for $18.5 million, which is included in income from discontinued operations in the Company's accompanying Consolidated Statements of Operations.

     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company does not plan to rebuild the facility based on the current economics of the field. The Company continues to evaluate the magnitude of the loss. The Company estimates that it will cost approximately $86 million to reclaim and completely abandon the East Cameron facility. During the first quarter of 2006, the Company recorded an additional abandonment obligation charge of $42 million which is included in exploration and abandonments in the accompanying Consolidated Statements of Operations to fully accrue the estimated reclamation and abandonment charges. The Company's estimate to reclaim and abandon the facilities is based upon an analysis and fee proposal prepared by a third-party engineering firm and assumes that the Company will be able to "reef" a substantial portion of debris in place. The Company is updating its application to reef the debris in place and plans to file the modified application with the appropriate regulatory agency during the third quarter of 2006.

     The Company has filed a claim with its insurance provider regarding the loss at East Cameron. Under the Company's insurance policy, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) in excess of a $100 million for debris removal coverage, in total, for all assets per occurrence and (d) $100 million of "make well safe" coverage, in total, for all assets per occurrence.

     In December 2005, the Company received the $14 million scheduled value for the East Cameron assets and recognized a gain of $9.7 million during the fourth quarter of 2005. The Company received the $4.0 million of business interruption recoveries during the first quarter of 2006. The Company believes that its debris removal and make well safe coverages, in combination, will substantially cover the costs to abandon the East Cameron facility. The Company has not recorded any estimated recoveries related to insurance due to the early nature of the claim and the need to better quantify the claim.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


NOTE N.     Discontinued Operations

     During 2005 and 2006, the Company sold its interests in the following oil and gas assets:

       Country           Description of Assets           Date Divested       Net Proceeds        Gain
       -------           ---------------------           -------------       ------------      --------
                                                                                    (in millions)

       Canada            Martin Creek, Conroy Black      May 2005             $  197.2         $  138.3
                         and Lookout Butte fields

       United States     Two Gulf of Mexico              August 2005          $   59.1         $   27.7
                         shelf fields

       United States     Deepwater Gulf of Mexico        March 2006           $1,160.8(a)      $  727.1
                         fields

       Argentina         Argentine assets                April 2006           $  664.6         $    5.7

-----------
(a) Net proceeds do not reflect the cash payment of $193.2 million for terminated hedges associated with the deepwater Gulf of Mexico assets.

     Pursuant to SFAS 144, the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three and six months ended June 30, 2006 and 2005:

                                                           Three months ended          Six months ended
                                                                June 30,                    June 30,
                                                          ---------------------     ----------------------
                                                            2006         2005          2006         2005
                                                          --------    ---------     ---------    ---------
                                                                          (in thousands)
     Revenues and other income:
        Oil and gas...................................    $ 18,108    $ 231,871     $ 199,677    $ 428,357
        Interest and other............................      19,411       35,865        21,258       62,178
        Gain on disposition of assets.................       4,282      138,700       732,784      138,780
                                                           -------     --------      --------     --------
                                                            41,801      406,436       953,719      629,315
                                                           -------     --------      --------     --------
     Costs and expenses:
        Oil and gas production........................       3,287       30,586        31,242       63,604
        Depletion, depreciation and amortization......         -         83,010        37,327      165,853
        Exploration and abandonments..................       1,258       14,923         7,205       28,479
        General and administrative....................       6,537        2,753         8,969        4,850
        Accretion of discount on asset retirement
           obligation.................................          72        1,059           804        2,153
        Interest......................................         116          809           460        1,314
        Other.........................................         222        1,869         1,712        4,748
                                                           -------     --------      --------     --------
                                                            11,492      135,009        87,719      271,001
                                                           -------     --------      --------     --------
     Income from discontinued operations
        before income taxes...........................      30,309      271,427       866,000      358,314
     Income tax benefit (provision):
        Current.......................................      (8,545)      (5,563)     (152,575)      (7,889)
        Deferred......................................         389     (102,534)     (147,098)    (130,160)
                                                           -------     --------      --------     --------
     Income from discontinued operations, net of tax..    $ 22,153    $ 163,330     $ 566,327    $ 220,265
                                                           =======     ========      ========     ========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2006
                                   (Unaudited)


     The Company has provided the purchaser of its Argentine assets certain indemnifications, subject to defined limitations. The indemnifications primarily pertain to matters of litigation, environmental contingencies, royalty obligations and income taxes, none of which the Company believes to be probable of having a material impact on its future results of operations, financial position or liquidity.

NOTE O.     Subsequent Events

     Senior convertible notes. During July 2006, holders of $71 million of the outstanding Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $56.7 million in cash, issued 1.7 million shares of common stock and recognized a net increase to stockholders' equity of $14.3 million.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     The Company's financial and operating performance for the second quarter of 2006 included the following highlights:

     o The completion of the sale of Argentine assets for net proceeds of $664.6 million during April 2006, recognizing a second quarter gain of $5.7 million.
     o The resumption of the Company's $1 billion share repurchase program, the final $359 million of which was subject to the completion of the deepwater Gulf of Mexico and Argentine divestitures. The Company repurchased 4.3 million shares of its common stock during the second quarter of 2006, completing $170 million of the remaining share repurchase program.
     o The May 2006 issuance of $450 million of 6.875% Notes for net proceeds of $447.4 million. The Company used the net proceeds from the 6.875% Notes to repurchase $346.2 million of its 6.50% Notes and for general corporate purposes.
     o The exercise by the Company of its option under an agreement with ConocoPhillips to acquire an additional 40 percent working interest in the Cosmopolitan Unit located offshore in the Cook Inlet, increasing Pioneer's working interest to 50 percent. Pioneer was elected operator of the Cosmopolitan Unit.
     o The recognition of income from continuing operations of $65.9 million ($.52 per diluted share) for the second quarter of 2006, as compared to $22.2 million ($.16 per diluted share) for the second quarter of 2005.
     o The recognition of income from discontinued operations of $22.2 million ($.17 per diluted share) during the second quarter of 2006 attributable to hurricane business interruption insurance recovery gains related to the deepwater Gulf of M exico assets and the Company's sale of Argentine assets during April 2006, including the aforementioned $5.7 million gain, as compared to $163.3 million ($1.12 per diluted share) of income from discontinued operations for the second quarter of 2005.
     o The recognition of second quarter 2006 net income of $88.0 million ($.69 per diluted share), as compared to $185.6 million ($1.28 per diluted share) for the second quarter of 2005. The decrease in net income is primarily due to a $141.2 million decrease in income from discontinued operations during 2005 and 2006, partially offset by an $87.2 million increase in oil and gas revenues.
     o A reduction in net cash provided by operating activities to $158.2 million for the second quarter of 2006 from $309.9 million during the second quarter of 2005. The reduction in net cash provided by operating activities was primarily due to operations discontinued during 2005 and 2006, partially offset by increases in oil and gas sales from continuing operations.
     o A reduction in outstanding debt of $794.4 million, or 39 percent, as of June 30, 2006 as compared to debt outstanding as of December 31, 2005, resulting in a decrease in the Company's debt to book capitalization to 30 percent at June 30, 2006 from 48 percent at December 31, 2005.

Third Quarter 2006 Outlook

     Based on current estimates, the Company expects that third quarter 2006 production will average 95,000 to 100,000 BOEPD. The lower end of the range reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

     Third quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.00 to $12.00 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $9.50 to $10.50 per BOE.

     Total exploration and abandonment expense is expected to be $20 million to $65 million and could include (i) up to $15 million of costs associated with the high-impact drilling of a new prospect adjacent to the Company's Clipper discovery (deepwater Gulf of Mexico) and an onshore Norphlet prospect (Mississippi), (ii) $25 million associated with lower-risk resource plays in the Edwards Trend in South Texas, Uinta/Piceance in the Rockies, Canada and Tunisia and (iii) $20 million to $25 million for seismic investments and personnel, primarily related to the onshore resource plays Pioneer is currently pursuing.

                        PIONEER NATURAL RESOURCES COMPANY


General and administrative expense is expected to be $29 million to $32 million. Interest expense is expected to be $22 million to $25 million. Interest income, primarily from cash investments, is expected to be $3 million to $5 million. Accretion of discount on asset retirement obligations is expected to be $1 million to $2 million.

     The Company's third quarter effective income tax rate is expected to range from 35 percent to 45 percent based on current capital spending plans. Cash income taxes are expected to range from $5 million to $15 million, principally related to Tunisian income taxes and nominal alternative minimum tax in the U.S.

     Pioneer increased its 2006 capital budget by $100 million to $1.4 billion, excluding discontinued operations, to accelerate successful Edwards Trend activities and fund new shale gas acreage additions and core area bolt-on acquisitions.

Acquisitions, Divestments, Operations and Drilling Highlights

     During the first half of 2006, the Company completed the divestitures of certain of its deepwater Gulf of Mexico assets and Argentine assets. Additionally, during 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico and certain fields in Canada. Operating results and the related gains on disposition of assets from these divestitures are reported as discontinued operations. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's discontinued operations.

     During the first half of 2006, the Company incurred $717.7 million in finding and development costs including $417.5 million for development activities, $203.5 million for exploration activities and $96.7 million for acquisitions and land. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure associated with successful drilling activities.

     The following table summarizes by geographic area the Company's finding and development costs incurred, excluding asset retirement obligations, during the first half of 2006 and the total wells planned to be drilled during the year ending December 31, 2006:

                                       Property
                                   Acquisition Costs                                                     2006
                                ----------------------    Exploration    Development                     Wells
                                 Proved      Unproved        Costs          Costs         Total         Planned
                                ---------    ---------    -----------    -----------    -----------     --------
                                                               ($ in thousands)
United States:
    Gulf of Mexico (a).......   $     -      $       3    $    33,616    $    10,626    $    44,245           3
    Onshore Gulf Coast.......           3       23,463         23,538         17,296         64,300          57
    Permian Basin............      36,668       13,513          4,001        116,941        171,123         340
    Mid-Continent............         -            -               55         13,651         13,706          40
    Rocky Mountains..........          36        5,256         16,094         88,532        109,918         387
    Alaska...................         -          2,001         24,671         36,786         63,458           3
                                 --------     --------     ----------     ----------     ----------      ------
                                   36,707       44,236        101,975        283,832        466,750         830
                                 --------     --------     ----------     ----------     ----------      ------
Argentina (a)................         -              2         10,223         25,543         35,768         -
Canada.......................          21        2,730         59,338         50,576        112,665         271
Nigeria......................         -          7,995         21,907            -           29,902           1
South Africa.................         -            -              130         55,961         56,091           5
Tunisia......................         -          5,000          5,824          1,615         12,439           7
Other  ......................         -            -            4,056            -            4,056         -
                                 --------     --------     ----------     ----------     ----------      ------
                                       21       15,727        101,478        133,695        250,921         284
                                 --------     --------     ----------     ----------     ----------      ------
         Total Worldwide.....   $  36,728    $  59,963    $   203,453    $   417,527    $   717,671       1,114
                                 ========     ========     ==========     ==========     ==========      ======

-----------
(a) Approximately $8.2 million of the finding and development costs incurred are associated with the divested deepwater Gulf of Mexico assets. The Company's $1.4 billion 2006 capital budget does not include the incurred costs of the divested deepwater Gulf Mexico assets or any of the Argentine finding and development costs incurred as the Company was in the process of selling those assets when the budget was prepared.

                        PIONEER NATURAL RESOURCES COMPANY


     The   following   table   summarizes   the   Company's    development   and
exploration/extension drilling activities for the six months ended June 30, 2006:

                                                         Development Drilling
                            -------------------------------------------------------------------------------
                            Beginning Wells    Wells   Successful   Unsuccessful   Disposed   Ending Wells
                              in Progress      Spud      Wells         Wells         Wells     in Progress
                            ---------------   ------   ----------   ------------   --------   ------------
United States...............        29           289        304             4           -           10
Argentina...................         2            21         14             1             8        -
Canada......................         3             2          2           -             -            3
Africa......................       -               3          1           -             -            2
                                ------        ------     ------       -------       -------     ------
      Total Worldwide.......        34           315        321             5             8         15
                                ======        ======     ======       =======       =======     ======

                                                    Exploration/Extension Drilling
                            -------------------------------------------------------------------------------
                            Beginning Wells    Wells   Successful   Unsuccessful   Disposed   Ending Wells
                              in Progress      Spud      Wells         Wells         Wells     in Progress
                            ---------------   ------   ----------   ------------   --------   ------------
United States...............         7            31         21             3           -           14
Argentina...................         4             6          4             2             4        -
Canada......................       109           103        175             6           -           31
Africa......................         3             2          1             1           -            3
                                ------        ------     ------       -------       -------     ------
      Total Worldwide.......       123           142        201            12             4         48
                                ======        ======     ======       =======       =======     ======

     Gulf of Mexico area. During October 2005, the Company announced a discovery on its Clipper prospect in the Green Canyon Blocks 299 and 300 in the deepwater Gulf of Mexico. The Company intends to develop the Clipper discovery, which Pioneer operates with a 55 percent working interest. The Company has successfully drilled its first Clipper appraisal well, spudded the next appraisal well and plans to drill an additional exploratory well in proximity to the Clipper Prospect.

     Pioneer intends to pursue the divestment of its remaining Gulf of Mexico shelf properties. No assurance can be given that there will be purchasers willing to purchase these properties on terms acceptable to Pioneer.

     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company does not plan to rebuild the facility based on the current economics of the field. The Company estimates that it will cost approximately $86 million to reclaim and completely abandon the East Cameron facility. During the first quarter of 2006, the Company recorded an additional abandonment obligation charge of $42 million which is included in exploration and abandonments in the accompanying Consolidated Statements of Operations to fully accrue the estimated reclamation and abandonment charges. The Company's estimate to reclaim and abandon the facilities is based upon an analysis and fee proposal prepared by a third-party engineering firm and assumes that the Company will be able to "reef" a substantial portion of debris in place. The Company is updating its application to reef the debris in place and plans to file the modified application with the appropriate regulatory agency during the third quarter of 2006. The Company expects a substantial portion of the loss to be covered by insurance.

     Onshore Gulf Coast area. In the Edwards Trend in South Texas, the Company has drilled five prospects to date in 2006 with 100 percent success. The majority of these wells are on production or expected to be on production by the end of the third quarter or early in the fourth quarter of 2006. On the Company's Stingray discovery announced at the end of first quarter, drilling is in progress on the first of three delineation wells. In the Sinor Area, optimizing development well placement awaits the results of a 3-D seismic shoot that is currently being permitted.

     Pioneer currently holds more than 232,000 gross acres in the trend area, has four rigs currently dedicated to the play and plans to add two rigs to the program later in 2006 and at least one rig during 2007. The Company plans to drill 35 to 40 Edwards Trend development and exploration wells, shoot 3-D seismic and acquire additional acreage during 2006.

                        PIONEER NATURAL RESOURCES COMPANY


     The Company has acquired and continues to acquire acreage positions in Mississippi for its Norphlet and Cotton Valley plays. The Company is currently drilling a Norphlet test well and plans to drill a Cotton Valley well in late 2006.

     Permian Basin area. During 2006, the Company plans to increase its drilling activity by approximately 70 percent over the wells drilled in the area during 2005 and by almost 200 percent relative to average annual wells drilled over the past five years. The Company has been acquiring additional acreage positions in the area and drilling to the deeper Wolfcamp formations in the Spraberry field.

     Mid-Continent area. The Company's 2006 drilling plans are primarily comprised of drilling development wells in the Hugoton and West Panhandle fields. Pioneer is pursuing regulatory relief in the West Panhandle to allow for additional future drilling locations.

     Rocky Mountain area. In the Raton Basin, production is increasing as a result of a pipeline expansion that was completed in October 2005 plus additional field and wellhead compression. Pioneer plans to increase its Raton drilling to approximately 330 wells in 2006. Additionally, the Company intends to continue efforts during 2006 to optimize gathering and compression facilities in the area.

     In northwest Colorado, the Company's programs to evaluate the coalbed methane ("CBM") resource potential at Lay Creek and Columbine Springs are progressing. At Lay Creek, the Company has drilled six pilot wells in two separate pilot areas and completed workovers and recompletions on fourteen wells drilled by the previous operator. Results to date indicate that the coals are thicker than expected. During the second half of 2006, Pioneer plans to drill additional pilot wells and development wells and install the infrastructure to initiate sales by the end of 2006. At Columbine Springs, the Company expects to complete its extension pilot program by the end of July 2006 and to have these and the existing wells on production by the end of the third quarter of 2006 to assess production potential and water-handling requirements. Full-field development could begin in both areas in 2007. The Company also plans to drill additional wells to further evaluate its resource play at Castlegate and to test its conventional Entrada gas play, both in the Uinta Basin in Utah.

     Alaska area. The Company's 2005 - 2006 winter drilling season program in Alaska included three exploratory wells (Hailstorm, Cronus and Antigua) in the Central North Slope area where Pioneer and its partners tested multiple play types that were close to existing infrastructure. The Company's Arctic Fox drilling rig was utilized for the three-well program. All three exploratory wells were determined to be unsuccessful.

     In June 2006, the Company exercised its option to acquire an additional 40 percent working interest, for a total current working interest of 50 percent, in the Cosmopolitan Unit. Pioneer was also elected operator of the Cosmopolitan Unit. The Company is currently in the process of developing an appraisal program for the Cosmopolitan Unit.

     On the Oooguruk project, the Company continues to procure equipment and services, fabricate modules and modify a drilling rig needed for the development of the project. The 2006-2007 winter drilling program, which could be two to three wells, is being planned for the National Petroleum Reserve - Alaska area.

     Canada. The Company's current operations are focused upon CBM projects in the Horseshoe Canyon and Mannville coals. In the Horseshoe Canyon trend, the Company drilled 19 wells during the first half of 2006 due to an extended winter thaw and rains in June. Two rigs and an expected third rig will continue drilling on this project during the third and fourth quarters of 2006 on the 181 wells remaining to be drilled of the 200 planned wells for 2006. The Company is planning to tie 300 wells into gathering and compression facilities by the end of 2006. In the Alberta Mannville CBM play, the Company drilled three of the six planned 2006 horizontal wells in two pilot areas to test three new CBM pilot areas. During the first half of 2006, the Company completed its 2006 Chinchaga area drilling program.

     West Africa. During the first quarter of 2006, the Company participated in the drilling of the Pina 1-X well on Block 256 in the deepwater of Nigeria, which was unsuccessful. As a result, the Company recorded a charge of $33.4 million for the dry hole cost and related acreage impairment. The Company has a 25 percent working interest in the block. The well tested multiple objectives on a large thrust structure located near the western edge of the block. The partners plan to drill an additional well on Block 256 in 2007 to test a different play type.

                        PIONEER NATURAL RESOURCES COMPANY


     A partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria to gain exploration rights from the Nigerian National
Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated party. The Company acquired 3-D seismic data of the block during the fourth quarter of 2005 and the first quarter of 2006 and is currently processing the data. The Company's subsidiary plans to drill the first well on the block during 2007.

     In addition, the Company expects to drill a well on Block H offshore Equatorial Guinea in 2007. The Company holds a 50 percent working interest in the block.

     As it relates to the West Africa assets, the Company is evaluating alternatives to reduce the Company's future capital commitments for these assets.

     South Africa. During the first half of 2006, the Company and its partner drilled three wells that are awaiting completion and plan to drill three additional development wells in 2006 and early 2007 to develop the gas and condensate fields discovered offshore South Africa. The Company also invested $33 million in facilities infrastructure and design work, with installation expected to commence at the end of 2006. First production from the project is expected in the second half of 2007.

     Tunisia. In the Adam Concession, the Adam 4 well drilled during the first quarter of 2006 was successful, extending the Company's 100 percent success rate in the concession. In 2006, the Company's interest in the Adam Concession was reduced from 24 percent to 20 percent in accordance with the terms of the concession. On the adjacent Jenein Nord block, the Company acquired the remaining equity interest in February 2006, becoming the operator of the block with 100 percent working interest. The Company is currently completing a 3-D seismic shoot on both the Jenein Nord block and Adam Concession. The Company plans to drill two additional wells on the Adam Concession (of which the Adam 5 has been spudded) and two wells on the Jenein Nord block during the second half of 2006. A drilling rig is expected to begin drilling operations on the Jenein Nord block during the fourth quarter of 2006. A well is planned during the fourth quarter of 2006 on the Borj El Khadra block, which is adjacent to the Adam Concession.

Results of Operations

     Oil and gas revenues. Oil and gas revenues from continuing operations totaled $407.6 million and $787.0 million for the three and six month ended June 30, 2006, respectively, as compared to $320.3 million and $644.2 million for the same respective periods of 2005.

     The increase in oil and gas revenues from continuing operations during the three months ended June 30, 2006, as compared to the same period of 2005, resulted from increases in sales prices and volumes. In the quarter-to-quarter comparison, the Company reported an 85 percent increase in oil prices, a 26 percent increase in NGL prices and a six percent decrease in gas prices. The
Company also realized a five percent increase in average daily BOE sales volumes, which is reflective of increases in NGL and gas volumes sold, partially offset by declines in oil volumes. The increase in oil and gas revenues from continuing operations during the six months ended June 30, 2006, resulted from increases in sales prices, partially offset by a decline in reported sales volumes. In the year-to-date comparisons, the Company reported an 80 percent increase in oil prices, a 30 percent increase in NGL prices and a two percent increase in gas prices. The Company also realized year-to-date increases in NGL and gas volumes sold, partially offset by a decline in oil sales volumes.

     Contributing to the period-by-period increases in reported oil prices and decreases in reported oil sales volumes were first deliveries of oil volumes under the Company's VPP agreements during January 2006. In accordance with GAAP, VPP deliveries result in VPP deferred revenue amortization being recognized with no associated sales volumes being recorded.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and six months ended June 30, 2006 and 2005:

                                                          Three months ended          Six months ended
                                                               June 30,                    June 30,
                                                         ---------------------     ----------------------
                                                           2006         2005          2006         2005
                                                         --------    ---------     ---------    ---------
                                                                         (in thousands)
       Oil (Bbls):
          United States...............................     17,671       19,875        17,320       21,191
          Canada......................................        307          210           292          186
          Africa......................................      6,593       10,452         7,121       11,205
                                                         --------    ---------     ---------    ---------
          Worldwide...................................     24,571       30,537        24,733       32,582
                                                         ========    =========     =========    =========
       NGLs (Bbls):
          United States...............................     18,731       14,834        18,455       16,154
          Canada......................................        412          610           415          514
                                                         --------    ---------     ---------    ---------
          Worldwide...................................     19,143       15,444        18,870       16,668
                                                         ========    =========     =========    =========
       Gas (Mcf):
          United States...............................    286,270      252,047       280,553      267,477
          Canada......................................     44,801       36,710        40,317       35,448
                                                         --------    ---------     ---------    ---------
          Worldwide...................................    331,071      288,757       320,870      302,925
                                                         ========    =========     =========    =========
       Total (BOE):
          United States...............................     84,114       76,716        82,533       81,925
          Canada......................................      8,186        6,939         7,427        6,608
          Africa......................................      6,593       10,452         7,121       11,205
                                                         --------    ---------     ---------    ---------
          Worldwide...................................     98,893       94,107        97,081       99,738
                                                         ========    =========     =========    =========

     On a quarter-to-quarter comparison, average daily sales volumes increased by ten percent in the United States and by 18 percent in Canada, while average daily sales volumes decreased by 37 percent in Africa. On a year-to-date comparison, average daily sales volumes increased by one percent in the United States and by 12 percent in Canada, while average daily sales volumes decreased by 36 percent in Africa. Average daily sales volumes from continuing operations in the United States were higher principally due to Permian Basin acquisitions, enhanced gas gathering and compression facilities in the Rocky Mountain area, and production results from the Company's development drilling programs. Canadian average daily sales volumes from continuing operations increased due to new production from wells drilled and connected to infrastructure during the second half of 2005 and early 2006. Partially offsetting these production increases were the aforementioned increases in volumes sold under VPPs and production decreases in Africa due to normal production declines and timing of oil shipments.

     The following table provides average daily sales volumes from discontinued operations, by geographic area and in total, during the three and six months ended June 30, 2006 and 2005:

                                                          Three months ended          Six months ended
                                                               June 30,                    June 30,
                                                         ---------------------     ----------------------
                                                           2006         2005          2006         2005
                                                         --------    ---------     ---------    ---------
                                                                         (in thousands)
       Oil (Bbls):
          United States...............................        -          6,549         4,839        6,376
          Argentina...................................      2,982        7,796         5,071        7,992
          Canada......................................        -             45           -             57
                                                         --------    ---------     ---------    ---------
          Worldwide...................................      2,982       14,390         9,910       14,425
                                                         ========    =========     =========    =========
       NGLs (Bbls):
          United States...............................        -             74           -             65
          Argentina...................................        406        1,948           849        1,761
          Canada......................................        -            264           -            224
                                                         --------    ---------     ---------    ---------
          Worldwide...................................        406        2,286           849        2,050
                                                         ========    =========     =========    =========
       Gas (Mcf):
          United States...............................      1,317      301,756        72,763      278,609
          Argentina...................................     42,538      135,188        88,537      132,783
          Canada......................................        173       10,472            87       12,910
                                                         --------    ---------     ---------    ---------
          Worldwide...................................     44,028      447,416       161,387      424,302
                                                         ========    =========     =========    =========
       Total (BOE):
          United States...............................        219       56,916        16,966       52,875
          Argentina...................................     10,477       32,275        20,676       31,884
          Canada......................................         29        2,054            15        2,433
                                                         --------    ---------     ---------    ---------
          Worldwide...................................     10,725       91,245        37,657       87,192
                                                         ========    =========     =========    =========

                        PIONEER NATURAL RESOURCES COMPANY



     The oil and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue), and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three and six months ended June 30, 2006 and 2005:

                                                          Three months ended          Six months ended
                                                               June 30,                    June 30,
                                                         ---------------------     ----------------------
                                                           2006         2005          2006         2005
                                                         --------    ---------     ---------    ---------
                                                                         (in thousands)
       Average reported prices:
          Oil (per Bbl):
            United States.............................   $  69.43    $   30.13     $   64.82    $   29.71
            Canada....................................   $  72.37    $   35.22     $   69.89    $   41.97
            Africa....................................   $  70.34    $   51.84     $   64.73    $   47.82
            Worldwide.................................   $  69.71    $   37.60     $   64.86    $   36.01
          NGLs (per Bbl):
            United States.............................   $  35.84    $   28.34     $   34.81    $   27.14
            Canada....................................   $  57.97    $   41.18     $   56.10    $   39.89
            Worldwide.................................   $  36.32    $   28.85     $   35.28    $   27.54
          Gas (per Mcf):
            United States.............................   $   6.08    $    6.75     $    6.33    $    6.40
            Canada....................................   $   7.35    $    6.17     $    7.48    $    6.07
            Worldwide.................................   $   6.25    $    6.67     $    6.48    $    6.36
       Average realized prices:
          Oil (per Bbl):
            United States.............................   $  66.06    $   51.04     $   63.15    $   48.09
            Canada....................................   $  72.37    $   35.22     $   69.89    $   41.97
            Africa....................................   $  69.87    $   51.84     $   64.51    $   47.82
            Worldwide.................................   $  67.15    $   51.21     $   63.63    $   47.96
          NGLs (per Bbl):
            United States.............................   $  35.84    $   28.34     $   34.81    $   27.14
            Canada....................................   $  57.97    $   41.18     $   56.10    $   39.89
            Worldwide.................................   $  36.32    $   28.85     $   35.28    $   27.54
          Gas (per Mcf):
            United States.............................   $   5.56    $    6.20     $    6.26    $    5.87
            Canada....................................   $   6.90    $    6.17     $    7.14    $    6.08
            Worldwide.................................   $   5.75    $    6.20     $    6.37    $    5.90

     Hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2006, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $26.7 million and $84.1 million, respectively, as compared to $45.8 million and $76.9 million during the same respective periods in 2005. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and six months ended June 30, 2006 and 2005.

     Deferred revenue. During the three and six months ended June 30, 2006, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $47.9 million and $95.8 million, respectively, as compared to $20.4 million and $32.1 million during the same respective periods in 2005. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

                        PIONEER NATURAL RESOURCES COMPANY



     Interest and other income. Interest and other income from continuing operations for the three and six months ended June 30, 2006 and 2005 was $9.7 million and $26.9 million, respectively, as compared to $12.0 million and $14.1 million for the same respective periods in 2005. The decrease in interest and other income from continuing operations during the three months ended June 30, 2006, as compared to the same period in 2005, was primarily due to a $9.4 million decrease in business interruption insurance claims, partially offset by a $5.6 million increase in interest income and a $.6 million increase in minority interest reimbursements. The increase in interest and other income from continuing operations during the six months ended June 30, 2006, as compared to the same period in 2005, was primarily due to a $6.2 million increase in interest income, a $3.4 million increase in minority interest reimbursements, a $2.1 million bad debt recovery and a $1.8 million decrease in business interruption insurance claims. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $103.1 million and $197.7 million during the three and six months ended June 30, 2006, respectively, as compared to $79.6 million and $160.6 million for the same respective periods of 2005. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 23 percent and 26 percent, respectively, during the three and six months ended June 30, 2006, as compared to the same respective periods in 2005, primarily due to
(i) increases of approximately $.88 and $1.06 per BOE, respectively, resulting from 110 percent and 166 percent relative increases in VPP volume deliveries on a BOE basis, for which the Company records no sales volumes but bears all associated production costs, (ii) general inflation of field service costs and
(iii) increases in ad valorem taxes, production taxes and field utility costs due to increases in commodity prices.

     The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three and six months ended June 30, 2006 and 2005:

                                                          Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                         --------------------     --------------------
                                                           2006        2005         2006        2005
                                                         --------    --------     --------    --------
                                                                         (in thousands)
       Lease operating expenses.......................   $   6.23    $   5.00     $   6.18    $   4.90
       Third-party transportation charges.............       1.20        1.19         1.21        1.03
       Taxes:
          Ad valorem..................................       1.50        1.15         1.36        1.08
          Production..................................       1.78        1.39         1.77        1.29
       Workover costs.................................        .74         .57          .73         .60
                                                          -------     -------      -------     -------
             Total production costs...................   $  11.45    $   9.30     $  11.25    $   8.90
                                                          =======     =======      =======     =======

                                                          Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                         --------------------     --------------------
                                                           2006        2005         2006        2005
                                                         --------    --------     --------    --------
                                                                         (in thousands)
          United States...............................   $  10.92    $   9.09     $  10.81    $   8.60
          Canada......................................   $  14.47    $  13.50     $  16.14    $  14.72
          Africa......................................   $  14.54    $   8.02     $  11.32    $   7.59
          Worldwide...................................   $  11.45    $   9.30     $  11.25    $   8.90

     Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $9.78 and $9.70 per BOE for the three and six months ended June 30, 2006, respectively, as compared to $7.71 and $7.72 per BOE during the same respective periods of 2005. Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $9.17 and $9.05 per BOE during the three and six months ended

                        PIONEER NATURAL RESOURCES COMPANY


June 30, 2006, as compared to $7.14 and $7.20 per BOE during the same respective periods in 2005. The increase in per BOE depletion expense from continuing operations during the three and six months ended June 30, 2006, as compared to the same respective periods in 2005, was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves, (ii) the fourth quarter 2005 downward revisions of proved reserves in the Raton field, (iii) the aforementioned sale of proved reserves under VPP agreements, for which the Company removed proved reserves with no corresponding decrease in cost basis, (iv) $1.24 and $1.70 per BOE increases in Tunisian depletion expense primarily associated with a 2005 and 2006 decrease in the Company's working interest in the Adam Concession and (v) in Canada, the Company has been limited on the amount of proved reserve bookings, primarily from its 2006 winter drilling program in Chinchaga, until certain well performance data is obtained, (vi) partially offset by $5.57 and $2.81 per BOE decreases in South African depletion due to 2005 and year-to-date 2006 positive reserve revisions attributable to well performance.

     The following table provides depletion expense per BOE from continuing operations by geographic area for the three and six months ended June 30, 2006 and 2005:

                                                          Three months ended        Six months ended
                                                               June 30,                  June 30,
                                                         --------------------     --------------------
                                                           2006        2005         2006        2005
                                                         --------    --------     --------    --------
                                                                         (in thousands)
          United States...............................   $   8.79    $   6.66     $   8.76    $   6.66
          Canada......................................   $  16.70    $  11.72     $  14.63    $  12.07
          Africa......................................   $   4.57    $   7.63     $   6.54    $   8.20
          Worldwide...................................   $   9.17    $   7.14     $   9.05    $   7.20

     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three and six months ended June 30, 2006 and 2005:

                                                                               Africa
                                                       United                   and
                                                       States     Canada       Other       Total
                                                     ---------   ---------   ---------   ---------
                                                                     (in thousands)
    Three months ended June 30, 2006:
      Geological and geophysical costs...........    $  11,962   $   2,458   $   9,564   $  23,984
      Exploratory dry holes......................       15,723         533         539      16,795
      Leasehold abandonments and other...........          650         189         -           839
                                                      --------    --------    --------    --------
                                                     $  28,335   $   3,180   $  10,103   $  41,618
                                                      ========    ========    ========    ========
    Three months ended June 30, 2005:
      Geological and geophysical costs...........    $  12,929   $   1,878   $  10,449   $  25,256
      Exploratory dry holes......................        9,178         565         943      10,686
      Leasehold abandonments and other...........        1,317         239         -         1,556
                                                      --------    --------    --------    --------
                                                     $  23,424   $   2,682   $  11,392   $  37,498
                                                      ========    ========    ========    ========
    Six months ended June 30, 2006:
      Geological and geophysical costs...........    $  32,622   $   2,804   $  20,013   $  55,439
      Exploratory dry holes......................       31,358       3,037      15,212      49,607
      Leasehold abandonments and other...........       42,636         755      17,823      61,214
                                                      --------    --------    --------    --------
                                                     $ 106,616   $   6,596   $  53,048   $ 166,260
                                                      ========    ========    ========    ========
    Six months ended June 30, 2005:
      Geological and geophysical costs...........    $  37,326   $   2,864   $  19,859   $  60,049
      Exploratory dry holes......................       11,442       3,229      12,499      27,170
      Leasehold abandonments and other...........        3,459         330         319       4,108
                                                      --------    --------    --------    --------
                                                     $  52,227   $   6,423   $  32,677   $  91,327
                                                      ========    ========    ========    ========

                        PIONEER NATURAL RESOURCES COMPANY


     The Company's exploration and abandonment expense from continuing operations during the second quarter of 2006 was primarily attributable to a charge of $12.9 million associated with unsuccessful wells in the Company's winter Alaskan drilling program. Significant components of the Company's exploration and abandonment expense from continuing operations during the first half of 2006 included (i) $33.4 million attributable to an unsuccessful well and related impairment of acreage on the Company's Block 256 permit in Nigeria, (ii) $21.6 million associated with three unsuccessful wells in the Company's winter Alaskan drilling program, (iii) $6.7 million attributable to the write-off of the Company's Platypus prospect on the shelf of the Gulf of Mexico and (iv) various other exploratory wells. The United States leasehold abandonments and other costs for the six months ended June 30, 2006 includes a $42 million increase in East Cameron abandonment obligations that resulted from Hurricane Rita damage. During the first half of 2006, the Company completed and evaluated 213 exploration/extension wells, 201 of which were successfully completed as discoveries. During the same respective period in 2005, the Company completed and evaluated 58 exploration/extension wells, 44 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense from continuing operations for the three and six months ended June 30, 2006 was $29.5 million and $61.7 million, respectively, as compared to $26.6 million and $54.1 million during the same respective periods in 2005. The increases in general and administrative expense from continuing operations were primarily due to increases in administrative staff and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees.

     Interest expense. Interest expense from continuing operations was $22.8 million and $59.3 million for the three and six months ended June 30, 2006, respectively, as compared to $29.4 million and $62.1 million for the same respective periods in 2005. The weighted average interest rates on the Company's indebtedness for the three and six months ended June 30, 2006, including the effects of interest rate derivatives and capitalized interest, was 7.2 percent and 6.7 percent, respectively, as compared to 6.4 percent and 6.2 percent for each of the same respective periods in 2005. The decrease in interest expense from continuing operations during the three months ended June 30, 2006, as compared to the same period of 2005, was primarily due to a $2.1 million increase in interest capitalized on the Company's Oooguruk development project in Alaska and South Coast gas project in South Africa, reduced average borrowings under the Company's Credit Agreement primarily as a result of proceeds from disposition of assets, partially offset by a $1.1 million decrease in the amortization of interest rate hedge gains. The decrease in interest expense from continuing operations during the six months ended June 30, 2006, as compared to the same period of 2005, was primarily due to a $10.2 million decrease in interest incurred on senior notes, resulting from redemptions of higher yielding senior notes during 2005 and 2006 with proceeds from the issuance of lower yielding senior notes, and a $2.6 million increase in the aforementioned capitalized interest. Partially offsetting these decreases were a $6.1 million increase in interest incurred on Credit Agreement borrowings and a $4.2 million decrease in the amortization of interest rate hedge gains.

     Other expenses. Other expenses from continuing operations for the three and six months ended June 30, 2006 were $11.8 million and $16.8 million, respectively, as compared to $15.7 million and $24.6 million for the same respective periods in 2005. The decrease in other expenses from continuing operations for the three months ended June 30, 2006, as compared to the same period of 2005, is primarily attributable to a $7.0 million decrease in hedge ineffectiveness, partially offset by a $3.4 million increase in litigation contingency accrual adjustments. The decrease in other expenses from continuing operations during the six months ended June 30, 2006, as compared to ths same period of 2005, is primarily attributable to a $20.3 million decrease in hedge ineffectiveness, partially offset by $6.4 million of mark-to-market losses associated with non-hedge financial instruments and a $3.8 million increase in litigation contingency accrual adjustments.

     Income tax provision. The Company recognized income tax provisions on continuing operations of $50.2 million and $70.9 million during the three and six months ended June 30, 2006, respectively, as compared to $53.9 million and $75.8 million for the same respective periods in 2005. The Company's effective tax rate on continuing operations of 43.2 percent and 52.2 percent during the three and six months ended June 30, 2006, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

                        PIONEER NATURAL RESOURCES COMPANY


     o    foreign tax rates,
     o adjustments to the deferred tax liability for changes in enacted tax laws and rates; during the three and six month periods ended June 30, 2006, this primarily related to a $12.9 million increase associated with the Texas margin tax and $9.6 million decrease due to reductions in Canadian tax rates,
     o statutes in foreign jurisdictions that differ from those in the United States and
     o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the three and six month periods ended June 30, 2006, this primarily related to Nigerian exploration expenses of approximately $1.8 million and $39.2 million, respectively.

     See Note D of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for additional information regarding the Company's income taxes, the Texas margin tax and changes in Canadian tax rates.


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

       Country               Description of Assets              Date Divested
       -------               ---------------------              -------------
       Canada                Martin Creek, Conroy Black         May 2005
                             and Lookout Butte fields

       United States         Two Gulf of Mexico                 August 2005
                             shelf fields

       United States         Deepwater Gulf of Mexico           March 2006
                             fields

       Argentina             Argentine assets                   April 2006

     The Company recognized income from discontinued operations of $22.2 million and $566.3 million during the three and six months ended June 30, 2006, respectively, as compared to $163.3 million and $220.3 million for the same respective periods of 2005. During the second quarter of 2006, the Company recognized a gain on the sale of Argentine assets of $5.7 million. The Company's effective tax rate associated with discontinued operations during the three and six months ended June 30, 2006 was 26.9 percent and 34.6 percent, respectively.

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

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and six months ended June 30, 2006 totaled $309.5 million and $644.4 million, respectively, as compared to $245.7 million and $440.7 million for the same respective periods of 2005. During the three and six months ended June 30, 2006, the Company's expenditures for additions to oil and gas properties were funded by $158.2 million and $461.6 million, respectively, of net cash provided by operating activities and a portion of the $1.6 billion of net proceeds received in conjunction with the sale of the Company's deepwater Gulf of Mexico and Argentine assets (net of payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets). During the three and six months ended June 30, 2005, the Company's expenditures for additions to oil and gas properties were internally funded by $309.9 million and $613.6 million, respectively, of net cash provided by operating activities.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation

                        PIONEER NATURAL RESOURCES COMPANY


commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2006, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements,
(iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2005, the material changes in the Company's contractual obligations included (i) a $900 million reduction in outstanding borrowings under the Credit Agreement,
(ii) an increase of approximately $410 million in the Company's drilling rig commitments, (iii) a $349 million decrease in derivative obligations and (iv) a $36.8 million increase in outstanding undrawn letters of credit. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the six months ended June 30, 2006.

     Environmental contingency. A subsidiary of the Company has been notified by a letter from the TCEQ dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. The subsidiary, which was acquired by the Company in 1991, owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation, or the portion, if any, of such costs that may be allocable to the Company's subsidiary. However, based on the limited information currently available and assessed regarding this matter, the Company has no reason to believe that the matter will have a material adverse effect on its future financial condition, results of operations or liquidity. See Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

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

     Asset divestitures. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a pretax gain of $727.1 million. The proceeds were reduced by $193.2 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold its Argentine assets for net proceeds of $664.6 million, resulting in a gain of $5.7 million. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness under the Credit Agreement and for general corporate purposes.

     Operating activities. Net cash provided by operating activities during the three and six months ended June 30, 2006 was $158.2 million and $461.6 million, respectively, as compared to $309.9 million and $613.6 million for the same respective periods in 2005. The decreases were primarily due to operations discontinued in 2005 and 2006, partially offset by increases in oil and gas sales from continuing operations. As a result of the sale of the deepwater Gulf of Mexico assets, the Company utilized all of its available United States NOLs, other than those subject to limitations. The use of the available United States NOLs has accelerated the Company's payment of cash taxes.

     Investing activities. Net cash provided by investing activities during the three and six months ended June 30, 2006 was $343.5 million and $965.3 million, respectively, as compared to $266.1 million and $659.2 million for the same respective periods of 2005. The increases in net cash provided by investing activities was primarily due to $158.9 million and $522.0 million increases in proceeds from disposition of assets, respectively, partially offset by $63.8 million and $203.7 million increases in additions to oil and gas properties, respectively.

                        PIONEER NATURAL RESOURCES COMPANY



     Financing activities. Net cash used in financing activities during the three and six months ended June 30, 2006 was $89.9 million and $990.4 million, as compared to $536.2 million and $1.2 billion during the same respective periods in 2005.

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

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005. Purchase of the remaining $359 million of the authorization was initiated in mid-May 2006. During the three and six months ended June 30, 2006, the Company expended $170.5 million to acquire 4.3 million shares of treasury stock and $172.4 million to acquire 4.4 million shares of treasury stock, respectively, of which $170 million in each period were repurchased pursuant to the repurchase program.

     During May 2006, the Company issued $450 million of 6.875% Notes for net proceeds of $447.4 million. The Company used the net proceeds from the 6.875% Notes to repurchase $346.2 million of its 6.50% Notes and for general corporate purposes.

     During June 2006, holders of $2 million of the Company's Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $1.6 million in cash, issued 46,540 shares and recorded a $.4 million increase to stockholders' equity. During July 2006, holders converted an additional $71 million of the Convertible Notes. Associated therewith, the Company paid $56.7 million in cash, issued 1.7 million shares and recorded a $14.3 million increase to stockholders' equity during the third quarter of 2006. During the remainder of 2006, the Company expects that the remaining $27 million of Convertible Notes will be converted by the holders or redeemed by the Company.

     The Company's financing activities through June 30, 2006 had the effect of extending the maturities of the Company's long-term debt and minimally increasing the Company's future weighted average interest rate on fixed rate debt.

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

     Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity on the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of June 30, 2006. After deducting $119.6 million of undrawn and outstanding letters of credit under the Credit Agreement, the Company had $1.4 billion of unused borrowing capacity as of June 30, 2006. In the future, to the extent that Pioneer's liquidity results in cash in excess of immediate capital needs, the Company may invest in short-term cash equivalent securities.

     Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. During the fourth quarter of 2005, S&P cut the Company's corporate credit rating to BB+ with a stable outlook from BBB-. During January 2006, Moody's cut the Company's corporate credit rating to Ba1 with a negative outlook from Baa3. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. As a result of the downgrades, the interest rate and fees the Company pays on the Credit Agreement have increased and additional debt covenant requirements under the Credit Agreement were triggered. During the first half of 2006, as a result of the Company's downgrades by the rating agencies, the Company issued $52 million of additional letters of credits and expects to issue approximately $74 million of additional letters of credit pursuant to agreements that contain provisions with rating triggers. The downgrades are not expected to materially affect the Company's financial

                        PIONEER NATURAL RESOURCES COMPANY


position or liquidity, but could negatively impact the Company's ability to obtain additional financing or the interest rate and fees associated with such additional financing.

     Book capitalization and current ratio. The Company's book capitalization at June 30, 2006 was $4.2 billion, consisting of debt of $1.3 billion and stockholders' equity of $2.9 billion. Consequently, the Company's debt to book capitalization decreased to 30 percent at June 30, 2006 from 48 percent at December 31, 2005. The Company's ratio of current assets to current liabilities was 1.02 to 1.00 at June 30, 2006 as compared to .60 to 1.00 at December 31, 2005. The improvement in the Company's ratio of current assets to current liabilities was primarily due to an increase in cash and cash equivalents of $438.2 million due to proceeds received from the deepwater Gulf of Mexico and Argentine divestitures.

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

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first half of 2006:

                                                         Derivative Contract Net Liabilities
                                                  -------------------------------------------------
                                                                 Foreign
                                                                 Exchange    Interest
                                                  Commodities      Rate        Rate        Total
                                                  -----------    --------    --------    ----------
                                                                   (in thousands)
     Fair value of contracts outstanding
        as of December 31, 2005...............    $ (748,477)    $    -      $    -      $ (748,477)
     Changes in contract fair values (a)......        61,807          161       1,349        63,317
     Contract maturities......................        91,138         (161)        -          90,977
     Contract terminations....................       196,246          -        (1,349)      194,897
                                                   ---------      -------     -------     ---------
     Fair value of contracts outstanding
        as of June 30, 2006...................    $ (399,286)    $    -      $    -      $ (399,286)
                                                   =========      =======     =======     =========

---------------
(a) At inception, derivative contracts entered into by the Company have no intrinsic value.

     Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at June 30, 2006 or December 31, 2005.

     Interest rate sensitivity. During April 2006, the Company entered into costless collar contracts to hedge the coupon rate on the Company's 6.875% Notes, which were issued on May 1, 2006. The Company terminated these costless collar contracts for $1.3 million of deferred gains. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these debt transactions.

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides information about other financial instruments to which the Company was a party as of June 30, 2006 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2006. As of June 30, 2006, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

                            Interest Rate Sensitivity
                      Debt Obligations as of June 30, 2006

                               Six months                                                                             Liability
                                 ending                Year ending December 31,                                     Fair Value at
                               December 31,   -----------------------------------------                                June 30,
                                  2006          2007       2008       2009       2010     Thereafter      Total         2006
                               ------------   --------   --------   --------   --------   ----------   ----------   -------------
                                                                     ($ in thousands)
Total Debt:
  Fixed rate principal
   maturities (a)............   $    -        $ 32,075   $  3,777   $     -    $     -    $1,330,985   $1,366,837    $1,354,993
    Weighted average
      interest rate (%)......      6.45           6.43       6.40       6.40       6.40         6.40

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.

     Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas price as of June 30, 2006. As of June 30, 2006, the Company was a party to one gas index basis swap that is not designated as a hedge and which represented a $130 thousand asset. Otherwise, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

                          Oil and Gas Price Sensitivity
              Derivative Financial Instruments as of June 30, 2006


                                                   Six months       Year ending        Asset (Liability)
                                                     ending         December 31,         Fair Value at
                                                  December 31,   -------------------        June 30
                                                      2006         2007       2008            2006
                                                  ------------   --------   --------   ----------------
                                                                                        (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes:
   Swap contracts.............................          5,000      10,000     10,000      $(332,208)
    Weighted average fixed price per Bbl......      $   37.20    $  30.96   $  30.62
   Collar contracts...........................          6,500       2,000        -        $ (22,424)
    Weighted average ceiling price per Bbl....      $   66.41    $  89.50   $    -
    Weighted average floor price per Bbl......      $   41.92    $  50.00   $    -
   Average forward NYMEX oil prices (a).......      $   74.67    $  77.00   $  75.54

Gas Hedge Derivatives (b):
  Average daily notional MMBtu volumes (c):
   Swap contracts.............................         73,932      59,195        -        $ (61,802)
    Weighted average fixed price per MMBtu....      $    4.31    $   7.06   $    -
   Collar contracts...........................         90,000      30,000        -        $  17,148
    Weighted average ceiling price per MMBtu..      $   14.38    $  11.02   $    -
    Weighted average floor price per MMBtu....      $    6.56    $   6.50   $    -
   Average forward NYMEX gas prices (a).......      $    8.61    $   9.64   $    -




                        PIONEER NATURAL RESOURCES COMPANY


---------------
(a) The average forward NYMEX oil and gas prices are based on July 31, 2006 market quotes.
(b) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.
(c) Subsequent to June 30, 2006 through August 1, 2006, the Company (i) reduced its gas hedge position by terminating gas collar contracts that are included in the table above by 30,000 MMBtu per day of forecasted 2007 gas sales at a weighted average ceiling price per MMBtu of $11.02 and a weighted average floor price per MMBtu of $6.50 and (ii) increased its gas hedge position by entering into gas swap contracts for 15,000 MMBtu per day of forecasted 2008 gas sales at a weighted average price per MMBtu of $8.62 (Panhandle Eastern Pipeline Oklahoma (mainline) index price).

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

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended June 30, 2006:

                                                                  Total Number of Shares    Approximate Dollar
                                                                   (or Units) Purchased      Amount of Shares
                           Total Number of      Average Price       as Part of Publicly      that May Yet Be
                           Shares (or Units)    Paid per Share        Announced Plans         Purchased under
Period                        Purchased (a)       (or Unit)             or Programs         Plans or Programs
------                     -----------------    --------------    ----------------------    ------------------

April 2006...............          12,797           $  42.89                    -
May 2006.................       2,335,603           $  39.98              2,333,900
June 2006................       1,991,182           $  38.44              1,989,400
                              -----------                               -----------
        Total............       4,339,582           $  39.28              4,323,300            $189,531,202
                              ===========                               ===========             ===========

-----------
(a) Amounts include shares withheld to satisfy tax withholding on employees' stock awards for which restrictions have lapsed.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005. An additional $170 million has been completed through June 30, 2006.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of stockholders was held on May 3, 2006 in Irving, Texas. At the meeting, three proposals were submitted for vote of stockholders (as described in the Company's Proxy Statement dated April 3,
2006). The following is a brief description of each proposal and results of the stockholders' votes.

     Election of Directors. Prior to the meeting, the Board designated three nominees as Class III directors with their terms to expire at the annual meeting in 2009 when their successors are elected and qualified. Messrs. Lundquist, Ramsey and Solberg were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was elected as a director of the Company, with the results of the stockholder voting being as follows:

                                                Authority                  Broker
                                      For       Withheld     Abstain     Non-Votes
                                 -----------    ---------    -------     ---------
       Andrew D. Lundquist       107,016,784    6,611,899       -            -
       Charles E. Ramsey, Jr.    107,217,818    6,410,865       -            -
       Robert A. Solberg         107,654,834    5,973,849       -            -

     In addition, the term of office for the following directors continued after May 3, 2006: James R. Baroffio, Edison C. Buchanan, R. Hartwell Gardner, Linda
K. Lawson, Frank A. Risch, Mark S. Sexton, Scott D. Sheffield and Jim A. Watson.

     Ratification of selection of independent auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2006 was submitted to the stockholders for ratification. Such election was ratified, with the results of the stockholder voting being as follows:

            For                         111,291,255
            Against                         896,703
            Abstain                       1,440,725
            Broker non-votes                    -

                        PIONEER NATURAL RESOURCES COMPANY


Adoption of the 2006 long-term incentive plan. The adoption of the 2006 long-term incentive plan was submitted to the stockholders for approval. Such adoption was approved, with the results of the stockholder voting being as follows:

            For                         81,363,336
            Against                      8,495,954
            Abstain                      1,933,759
            Broker non-votes                   -

Item 6.     Exhibits

Exhibits

  4.1 Amendment No. 1 to Rights Agreement, dated as of May 22, 2006, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 23,
            2006).
 31.1 (a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 31.2 (a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 32.1 (b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 32.2 (b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 10.1 Pioneer Natural Resources Company 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 9,
            2006).
 10.2 Form of restricted stock unit Award Agreement for non-employee directors, together with a schedule identifying substantially identical agreements between the Company and each of its non-employee directors identified on the schedule and identifying the material differences between each of those agreements and the filed Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 9, 2006).
---------------
(a) Filed herewith.
(b) Furnished herewith.

                        PIONEER NATURAL RESOURCES COMPANY



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                                             PIONEER NATURAL RESOURCES COMPANY



Date:   August 7, 2006                By:       /s/ Richard P. Dealy
                                             ----------------------------------
                                             Richard P. Dealy
                                             Executive Vice President and Chief
                                             Financial Officer



Date:   August 7, 2006                By:       /s/ Darin G. Holderness
                                             ----------------------------------
                                             Darin G. Holderness
                                             Vice President and Chief
                                             Accounting Officer

                        PIONEER NATURAL RESOURCES COMPANY


Exhibit Index

  4.1 Amendment No. 1 to Rights Agreement, dated as of May 22, 2006, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 23,
            2006).
 31.1 (a) Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 31.2 (a) Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
 32.1 (b) Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 32.2 (b) Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
 10.1 Pioneer Natural Resources Company 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 9,
            2006).
 10.2 Form of restricted stock unit Award Agreement for non-employee directors, together with a schedule identifying substantially identical agreements between the Company and each of its non-employee directors identified on the schedule and identifying the material differences between each of those agreements and the filed Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 9, 2006).
---------------
(a) Filed herewith.
(b) Furnished herewith.