Form 10-Q
period 2006-09-30
PIONEER NATURAL RESOURCES CO
filed 2006-11-07
CIK 1038357

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


         / x /   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2006

                                       or

         /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


                         Commission File Number: 1-13245

                       PIONEER NATURAL RESOURCES COMPANY
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Delaware                                   75-2702753
        -------------------------------                   ------------------
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

 5205 N. O'Connor Blvd., Suite 200, Irving, Texas                75039
 ------------------------------------------------              ---------
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

                                Yes / / No / x /

Number of shares of Common Stock outstanding as of
  October 30, 2006................................................. 122,617,054

                        PIONEER NATURAL RESOURCES COMPANY

                                TABLE OF CONTENTS

                                                                        Page

Cautionary Statement Concerning Forward-Looking Statements.............   2

Definitions of Certain Terms and Conventions Used Herein...............   3

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2006
            and December 31, 2005......................................   4

          Consolidated Statements of Operations for the three and
            nine months ended September 30, 2006 and 2005..............   6

          Consolidated Statement of Stockholders' Equity for the
            nine months ended September 30, 2006.......................   7

          Consolidated Statements of Cash Flows for the three and
            nine months ended September 30, 2006 and 2005..............   8

          Consolidated Statements of Comprehensive Income for the
            three and nine months ended September 30, 2006 and 2005....   9

          Notes to Consolidated Financial Statements...................  10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  35

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...  51

Item 4.   Controls and Procedures......................................  53

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................  54

Item 1A.  Risk Factors.................................................  54

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds..  55

Item 6.   Exhibits.....................................................  55

Signatures.............................................................  56

Exhibit Index..........................................................  57

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

            Definitions of Certain Terms and Conventions Used Herein


Within this report, the following terms and conventions have specific meanings:

o    "Bbl" means a standard barrel containing 42 United States gallons.
o    "Bcf" means billion cubic feet.
o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
o    "BOEPD" means BOE per day.
o "Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
o    "LIBOR"  means London  Interbank  Offered  Rate,  which is a market rate of interest.
o    "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
o    "MMBbl" means one million Bbls.
o    "MMBOE" means one million BOEs.
o    "MMBtu" means one million Btus.
o    "MMcfpd" means one million cubic feet per day.
o    "NGL" means natural gas liquid.
o    "NYMEX" means the New York Mercantile Exchange.
o "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
               (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
     (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
                (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
                (iii) Estimates of proved reserves do not include the following:
     (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
o    "SEC" means the United States Securities and Exchange Commission.
o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
o    Unless  otherwise  indicated,  all currency  amounts are  expressed in U.S.
     dollars.

                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                     September 30,     December 31,
                                                                         2006              2005
                                                                     -------------     ------------
                                                                     (Unaudited)

                                                     ASSETS
Current assets:
   Cash and cash equivalents.......................................  $   100,072       $    18,802
   Accounts receivable:
     Trade, net of allowance for doubtful accounts of $8,905 and
       $5,736 as of September 30, 2006 and December 31,
       2005, respectively..........................................      160,031           336,062
     Due from affiliates...........................................        1,445             1,596
   Inventories.....................................................      109,509            79,659
   Prepaid expenses................................................       16,497            18,091
   Deferred income taxes...........................................       82,638           158,878
   Other current assets:
     Derivatives...................................................       38,286             1,246
     Other, net of allowance for doubtful accounts of none as of
       September 30, 2006 and $6,425 as of December 31, 2005.......        9,677             9,470
                                                                     -----------       -----------
          Total current assets.....................................      518,155           623,804
                                                                     -----------       -----------
Property, plant and equipment, at cost:
   Oil and gas properties, using the successful efforts method of accounting:
     Proved properties.............................................    7,570,614         8,499,253
     Unproved properties...........................................      201,740           313,881
   Accumulated depletion, depreciation and amortization               (1,816,875)       (2,577,946)
                                                                     -----------       -----------
          Total property, plant and equipment......................    5,955,479         6,235,188
                                                                     -----------       -----------
Goodwill...........................................................      310,626           311,651
Other property and equipment, net..................................      107,456            90,010
Other assets:
   Derivatives.....................................................       12,954             1,048
   Other, net of allowance for doubtful accounts of $92 as of
     September 30, 2006 and December 31, 2005......................       93,615            67,533
                                                                     -----------       -----------
                                                                     $ 6,998,285       $ 7,329,234
                                                                     ===========       ===========

The financial information included as of September 30, 2006 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                        (in thousands, except share data)


                                                                     September 30,     December 31,
                                                                         2006              2005
                                                                     -------------     ------------
                                                                     (Unaudited)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable:
     Trade.........................................................  $   320,612       $   330,151
     Due to affiliates.............................................       12,863            15,053
   Interest payable................................................       26,032            40,314
   Income taxes payable............................................       34,397            22,470
   Other current liabilities:
     Derivatives...................................................      147,617           320,098
     Deferred revenue..............................................      183,031           190,327
     Other.........................................................      153,935           114,942
                                                                      ----------       -----------
          Total current liabilities................................      878,487         1,033,355
                                                                      ----------       -----------
Long-term debt.....................................................    1,194,556         2,058,412
Derivatives........................................................      166,757           431,543
Deferred income taxes..............................................    1,105,118           767,329
Deferred revenue...................................................      528,576           664,511
Other liabilities and minority interests...........................      155,457           156,982
Stockholders' equity:
   Common stock, $.01 par value; 500,000,000 shares authorized;
     145,572,290 and 145,200,293 share issued as of
     September 30, 2006 and December 31, 2005, respectively........        1,456             1,452
   Additional paid-in capital......................................    3,698,204         3,775,812
   Treasury stock, at cost: 23,644,151 and 18,368,109 shares as
     of September 30, 2006 and December 31, 2005, respectively.....   (1,074,577)         (882,382)
   Deferred compensation...........................................            -           (45,827)
   Retained earnings (accumulated deficit).........................      478,345          (184,320)
   Accumulated other comprehensive income (loss):
     Net deferred hedge losses, net of tax.........................     (203,373)         (506,636)
     Cumulative translation adjustment.............................       69,279            59,003
                                                                      ----------       -----------
         Total stockholders' equity................................   2,969,334          2,217,102
Commitments and contingencies......................................
                                                                      ----------       -----------
                                                                     $ 6,998,285       $ 7,329,234
                                                                      ==========       ===========



The financial information included as of September 30, 2006 has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (Unaudited)


                                                            Three months ended            Nine months ended
                                                               September 30,                September 30,
                                                         -----------------------      ---------------------------
                                                            2006          2005            2006            2005
                                                         ---------     ---------      -----------     -----------
Revenues and other income:
  Oil and gas........................................    $ 418,106     $ 389,679      $ 1,205,144     $ 1,033,842
  Interest and other.................................       15,229         7,885           42,081          21,936
  Gain (loss) on disposition of assets, net..........         (708)          375           (4,184)          2,625
                                                         ---------     ---------      -----------     -----------
                                                           432,627       397,939        1,243,041       1,058,403
                                                         ---------     ---------      -----------     -----------
Costs and expenses:
  Oil and gas production.............................      102,969        92,809          300,718         253,393
  Depletion, depreciation and amortization...........       95,288        75,836          265,678         215,143
  Impairment of long-lived assets....................            -            21                -             644
  Exploration and abandonments.......................       43,820        56,364          210,080         147,691
  General and administrative.........................       30,421        29,817           92,136          83,901
  Accretion of discount on asset retirement
     obligations.....................................        1,168         1,094            3,470           3,183
  Interest...........................................       23,586        28,862           82,928          91,011
  Other..............................................       14,779        34,185           31,592          58,739
                                                         ---------     ---------      -----------     -----------
                                                           312,031       318,988          986,602         853,705
                                                         ---------     ---------      -----------     -----------
Income from continuing operations before
  income taxes.......................................      120,596        78,951          256,439         204,698
Income tax provision.................................      (40,270)      (17,438)        (111,194)        (93,234)
                                                         ---------     ---------      -----------     -----------

Income from continuing operations....................       80,326        61,513          145,245         111,464
Income from discontinued operations, net of tax......          473        62,060          566,800         282,325
                                                         ---------     ---------      -----------     -----------
Net income...........................................    $  80,799     $ 123,573      $   712,045     $   393,789
                                                         =========     =========      ===========     ===========
Basic earnings per share:
  Income from continuing operations..................    $     .65           .45      $     1.15      $       .79
  Income from discontinued operations, net of tax....           -            .45            4.52             2.01
                                                         ---------     ---------      ----------      -----------
  Net income.........................................    $     .65     $     .90      $     5.67      $      2.80
                                                         =========     =========      ==========      ===========
Diluted earnings per share:
  Income from continuing operations..................    $     .64     $     .44      $     1.14      $       .79
  Income from discontinued operations, net of tax....           -            .44            4.39             1.95
                                                         ---------     ---------      ----------      -----------
  Net income                                             $     .64     $     .88      $     5.53      $      2.74
                                                         =========     =========      ==========      ===========
Weighted average shares outstanding:
  Basic..............................................      124,021       137,655          125,520         140,436
                                                         =========     =========      ===========     ===========
  Diluted............................................      126,734       141,786          129,134         144,770
                                                         =========     =========      ===========     ===========
Dividends declared per share.........................    $     .13    $      .12      $       .25     $       .22
                                                         =========    ==========      ===========     ===========


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

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Unaudited)

                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                  Net
                                                                                   Retained    Deferred
                                           Additional                              Earnings     Hedge     Cumulative      Total
                                   Common   Paid-in     Treasury      Deferred   (Accumulated   Losses,   Translation  Stockholders'
                                   Stock    Capital       Stock     Compensation   Deficit)   Net of Tax  Adjustment     Equity
                                   ------  ----------  -----------  ------------ -----------  ----------- -----------  ------------
Balance as of January 1, 2006....  $1,452  $3,775,812  $  (882,382)  $  (45,827)  $(184,320)  $ (506,636)   $ 59,003   $ 2,217,102
  Dividends declared ($.25 per
    share).......................       -           -            -            -     (31,899)           -           -       (31,899)
  Conversion of senior notes.....       -     (62,672)      78,731            -           -            -           -        16,059
  Exercise of long-term incentive
    plan stock options...........       -       2,651       26,723            -     (17,481)           -           -        11,893
Purchase of treasury stock.......       -           -     (297,649)           -           -            -           -      (297,649)
Tax benefits related to
  stock-based compensation.......       -       2,887            -            -           -            -           -         2,887
Compensation costs:
  Adoption of SFAS 123(R)........       -     (45,827)           -       45,827           -            -           -             -
  Compensation awards............       4          (4)           -            -           -            -           -             -
  Compensation costs included in
    net income...................       -      25,357            -            -           -            -           -        25,357
Net income.......................       -           -            -            -     712,045            -           -       712,045
Other comprehensive income:
  Deferred hedging activity,
   net of tax:
    Net deferred hedge gains.....       -           -            -            -           -      105,315           -       105,315
    Net hedge losses included in
     continuing operations.......       -           -            -            -           -       71,676           -        71,676
   Net hedge losses included in
     discontinued operations.....       -           -            -            -           -      126,272           -       126,272
  Translation adjustment.........       -           -            -            -           -            -      10,276        10,276
                                   ------  ----------  -----------   ----------   ---------   ----------    --------   -----------

Balance as of September 30, 2006.  $1,456  $3,698,204  $(1,074,577)  $        -   $ 478,345   $ (203,373)   $ 69,279   $ 2,969,334
                                   ======  ==========  ===========   ==========   =========   ==========    ========   ===========

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

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                  Three months ended             Nine months ended
                                                                     September 30,                  September 30,
                                                              -------------------------     ---------------------------
                                                                 2006           2005            2006            2005
                                                              ----------     ----------     -----------     -----------
Cash flows from operating activities:
  Net income...............................................   $   80,799     $  123,573     $   712,045     $   393,789
  Adjustments to reconcile net income to net cash provided
    by operating activities:
     Depletion, depreciation and amortization..............       95,288         75,836         265,678         215,143
     Impairment of long-lived assets.......................            -             21               -             644
     Exploration expenses, including dry holes.............       15,981         38,609         127,917          67,571
     Deferred income taxes.................................       43,336          4,383         110,520          60,759
     Loss (gain) on disposition of assts, net..............          708           (375)          4,184          (2,625)
     Loss on extinguishment of debt........................            -         18,633           8,076          25,975
     Accretion of discount on asset retirement obligations.        1,168          1,094           3,470           3,183
     Discontinued operations...............................       (3,248)        78,804        (543,903)        262,876
     Interest expense......................................        2,357          1,493           7,522           2,555
     Commodity hedge related activity......................       (3,867)         1,658          (9,420)         (9,069)
     Stock-based compensation..............................        7,047          6,449          25,357          19,619
     Amortization of deferred revenue......................      (47,396)       (21,882)       (143,231)        (53,956)
     Other noncash items...................................        4,494          4,059          14,018           9,758
  Changes in operating assets and liabilities, net of
   effects from acquisition:
     Accounts receivable, net..............................       (1,351)         9,047         161,814         (45,255)
     Inventories...........................................      (12,988)        (8,964)        (52,113)        (21,667)
     Prepaid expenses......................................       (1,673)       (13,513)            291          (7,705)
     Other current assets, net.............................       (7,214)           405           1,978            (124)
     Accounts payable......................................       80,005         27,730         (33,636)         37,294
     Interest payable......................................       (1,202)       (21,593)        (11,476)        (25,957)
     Income taxes payable..................................      (37,995)        (6,314)         17,820           5,605
     Other current liabilities.............................      (31,551)        (9,350)        (22,624)        (15,039)
                                                              ----------     ----------     -----------     -----------
       Net cash provided by operating activities...........      182,698        309,803         644,287         923,374
                                                              ----------     ----------     -----------     -----------
Cash flows from investing activities:
  Payments for acquisition, net of cash acquired...........            -              -               -            (965)
  Proceeds from disposition of assets......................         (354)        63,598       1,642,208       1,184,196
  Additions to oil and gas properties......................     (342,236)      (406,241)       (986,668)       (846,924)
  Additions to other assets and other property and
    equipment, net.........................................      (24,589)       (14,337)        (57,428)        (34,059)
                                                              ----------     ----------     -----------     -----------
       Net cash provided by (used in) investing activities.     (367,179)      (356,980)        598,112         302,248
                                                              ----------     ----------     -----------     -----------
Cash flows from financing activities:
  Borrowings under long-term debt..........................      200,000        599,700       1,098,490         976,112
  Principal payments on long-term debt.....................     (256,744)       (66,967)     (1,959,586)     (1,440,649)
  Payment of other liabilities.............................         (560)       (18,462)         (1,190)        (32,437)
  Exercise of long-term incentive plan stock options.......        7,227         12,736          11,893          40,170
  Purchase of treasury stock...............................     (125,204)      (472,580)       (297,649)       (698,804)
  Tax benefits related to stock-based compensation.........        2,887              -           2,887               -
  Payment of financing fees................................           (9)        (1,811)         (2,178)         (1,811)
  Dividends paid...........................................            -              -         (15,510)        (14,332)
                                                              ----------     ----------     -----------     -----------
       Net cash provided by (used in) financing activities.     (172,403)        52,616      (1,162,843)     (1,171,751)
                                                              ----------     ----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents.......     (356,884)         5,439          79,556          53,871
Effect of exchange rate changes on cash and cash
  equivalents..............................................          (86)           618           1,714           3,380
Cash and cash equivalents, beginning of period.............      457,042         58,451          18,802           7,257
                                                              ----------     ----------     -----------     -----------
Cash and cash equivalents, end of period...................   $  100,072     $   64,508     $   100,072     $    64,508
                                                              ==========     ==========     ===========     ===========

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

                        PIONEER NATURAL RESOURCES COMPANY

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)
                                   (Unaudited)



                                                            Three months ended            Nine months ended
                                                               September 30,                September 30,
                                                        -------------------------     --------------------------
                                                           2006           2005            2006            2005
                                                        ----------     ----------     -----------     ----------

Net income.........................................     $   80,799     $  123,573     $   712,045     $  393,789
                                                        ----------     ----------     -----------     ----------
Other comprehensive income (loss):
  Deferred hedging activity, net of tax:
     Net deferred hedge gains (losses).............         68,367       (286,200)        105,315       (629,000)
     Net hedge losses included in continuing
       operations..................................         16,759         50,513          71,676        108,670
     Net hedge losses included in discontinued
       operations..................................              -         27,264         126,272         63,020
  Translation adjustment...........................           (507)        12,561          10,276          7,702
                                                        ----------     ----------     -----------     ----------
     Other comprehensive income (loss).............         84,619       (195,862)        313,539       (449,608)
                                                        ----------     ----------     -----------     ----------
Comprehensive income (loss)........................     $  165,418     $  (72,289)    $ 1,025,584     $  (55,819)
                                                        ==========     ==========     ===========     ==========






         The financial information included herein has been prepared by management without audit by independent registered public accountants.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE A.     Organization and Nature of Operations

     Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Basis of Presentation

     Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year. To conform to current period presentations, the Company reclassified the results of discontinued operations, as disclosed in Note N, and $7.9 million and $61.8 million of cash used for geological expenses during the three and nine month periods ended September 30, 2005, respectively, from investing activities to operating activities in the accompanying Consolidated Statements of Cash Flows.

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

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas asset groups:

     Country             Description of Asset Groups          Date Divested
     -------             ---------------------------          -------------
     Canada              Martin Creek, Conroy Black and
                         Lookout Butte fields                   May 2005

     United States       Two Gulf of Mexico shelf fields        August 2005

     United States       Deepwater Gulf of Mexico fields        March 2006

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

     Inventories. Inventories were comprised of $107.5 million and $77.3 million of materials and supplies and $2.0 million and $2.4 million of commodities as of September 30, 2006 and December 31, 2005, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. As of September 30, 2006 and December 31, 2005, the
Company's materials and supplies inventory was net of $7.9 million and $.2 million, respectively, of valuation reserve allowances.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2006, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment.

     In accordance with GAAP, certain qualifying income tax benefits derived from stock-based compensation are recorded as reductions in the carrying value of goodwill.

     Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States and Nigeria. Associated therewith, the Company has recognized minority interests in consolidated subsidiaries of $14.1 million and $9.3 million in other liabilities and minority interests in the accompanying Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, respectively.

     Minority interests in the net losses of the Company's consolidated Nigerian subsidiary amounting to $742 thousand and $4.4 million for the three and nine month periods ended September 30, 2006, respectively, and $234 thousand and $389 thousand for the three and nine month periods ended September 30, 2005, respectively, are included in interest and other income in the accompanying Consolidated Statements of Operations. Minority interests in the net income of the Company's consolidated United States subsidiaries amounting to $589 thousand and $2.1 million for the three and nine month periods ended September 30, 2006, respectively, and $826 thousand and $2.2 million for the three and nine month periods ended September 30, 2005, respectively, are included in other expense in the accompanying Consolidated Statements of Operations.

     Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") to account for stock-based compensation. Among other items, SFAS 123(R) eliminates the use of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards in the financial statements. The Company elected to use the modified prospective method for adoption of SFAS 123(R), which requires compensation expense to be recorded for all unvested stock options and other equity-based compensation beginning in the first quarter of adoption. For all unvested stock options outstanding as of January 1, 2006, the previously measured but unrecognized compensation expense, based on the fair value on the date of grant, was recognized in the Company's financial statements over their remaining vesting periods, which ended in August 2006. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is being recognized in the Company's financial statements over the vesting period. The Company utilizes the Black-Scholes option pricing model to measure the fair value of stock options and utilizes the stock price on the date of grant for the fair value of restricted stock awards. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for stock options. Prior period financial statements have not been restated. The modified prospective method requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation as opposed to its prior policy of recognizing forfeitures as they occurred. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

     Additionally, under the provisions of SFAS 123(R), deferred compensation recorded under APB 25 related to equity-based awards should be eliminated against the appropriate equity accounts. As a result, upon adoption of SFAS 123(R), the Company eliminated $45.8 million of deferred compensation cost in stockholders' equity and reduced by a like amount additional paid-in capital in the accompanying Consolidated Balance Sheet.

     For the three  and nine  months  ended  September  30,  2006,  the  Company recorded $7.1 million and $25.4 million, respectively, of stock-based compensation costs for all plans. The impact to net income of adopting SFAS 123(R) was $359 thousand and $1.5 million for the three and nine month periods

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


ended September 30, 2006, respectively, or less than $.01 per diluted share. For the three and nine month periods ended September 30, 2006, the adoption impact is comprised of $153 thousand and $1.0 million, respectively, of compensation expense associated with stock options and $206 thousand and $565 thousand, respectively, of compensation expense associated with the Company's Employee Stock Purchase Plan, which is a compensatory plan under the provisions of SFAS 123(R).

     Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the accompanying Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, do not include 1,992,264 shares and 1,756,180 shares, respectively, related to unvested restricted stock awards. During the nine months ended September 30, 2006, the Company issued 625,098 shares of restricted stock awards, net of associated forfeitures.

     As of September 30, 2006, there was approximately $48.1 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock awards. This compensation will be recognized over the remaining vesting periods of the awards, which is a remaining period of less than three years.

     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the three and nine months ended September 30, 2005:

                                                                 Three months            Nine months
                                                                    ended                   ended
                                                             September 30, 2005       September 30, 2005
                                                             ------------------       ------------------
                                                                (in thousands, except per share data)

       Net income, as reported..........................        $    123,573            $    393,789
       Plus: Stock-based compensation expense
         included in net income for all awards,
         net of tax (a).................................               4,095                  12,458
       Deduct: Stock-based compensation
         determined under fair value based
         method for all awards, net of tax (a)..........              (4,586)                (14,669)
                                                                ------------            ------------
       Pro forma net income.............................        $    123,082            $    391,578
                                                                ============            ============
       Net income per share:
         Basic - as reported............................        $        .90            $       2.80
                                                                ============            ============
         Basic - pro forma..............................        $        .89            $       2.79
                                                                ============            ============
         Diluted - as reported..........................        $        .88            $       2.74
                                                                ============            ============
         Diluted - pro forma............................        $        .87            $       2.72
                                                                ============            ============

-----------
(a) For the three and nine months ended September 30, 2005, stock-based compensation expense included in net income is net of tax benefits of $2.4 million and $7.2 million, respectively. Similarly, stock-based compensation expense determined under the fair value method for the three and nine months ended September 30, 2005 is net of tax benefits of $2.6 million and $8.4 million, respectively. See Note D for additional information regarding the Company's income taxes.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     New  accounting  pronouncements.  In July 2006,  the  Financial  Accounting
Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to assess potential impacts of this Interpretation.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS 157.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"), which amends SFAS Nos. 87, 88, 106 and 132(R). Under SFAS 158, a business entity that sponsors one or more single-employer defined benefit plans is required to:

     o recognize the funded status of a benefit plan--measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation--in its statement of financial position,
     o recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost,
     o measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and
     o disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

     An employer with publicly traded securities is required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company will adopt the provisions of SFAS 158 effective on December 31, 2006. The Company's presently recognizes the funded status of its defined benefit postretirement plans. Consequently, the adoption of SFAS 158 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE C.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in proved properties in the Consolidated Balance Sheets. If the exploratory well is determined to be impaired, the well costs are charged to exploration and abandonments expense.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

     The following table reflects the Company's capitalized exploratory well activity during the three and nine months ended September 30, 2006:

                                                                Three months             Nine months
                                                                   ended                    ended
                                                             September 30, 2006       September 30, 2006
                                                             ------------------       ------------------
                                                                           (in thousands)

     Beginning capitalized exploratory well
       costs................................................    $    179,360             $    198,291
     Additions to exploratory well costs
       pending the determination of
       proved reserves......................................         120,519                  310,233
     Reclassification due to determination of
       proved reserves......................................         (53,801)                (137,272)
     Disposition of wells...................................             342                  (52,856)
     Exploratory well costs charged to exploration expense..         (13,201)                 (85,177)
                                                                ------------             ------------
      Ending capitalized exploratory well costs..............   $    233,219             $    233,219
                                                                ============             ============

     The following table provides an aging as of September 30, 2006 and December 31, 2005 of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                               September 30,          December 31,
                                                                    2006                  2005
                                                               -------------          ------------
                                                                (in thousands, except well counts)

    Capitalized exploratory well costs that have been
       capitalized for a period of one year or less........    $     93,892           $     84,042
    Capitalized exploratory well costs that have been
       capitalized for a period greater than one year......         139,327                114,249
                                                               ------------           ------------
                                                               $    233,219           $    198,291
                                                               ============           ============

       Number of projects with exploratory well costs that
          have been capitalized for a period greater
          than one year....................................               7                     10
                                                               ============           ============

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

     The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of September 30, 2006 and December 31, 2005:

                                                               September 30,          December 31,
                                                                    2006                  2005
                                                               -------------          ------------
                                                                          (in thousands)
       United States:
          Clipper..........................................    $     70,707           $          -
          Ozona Deep.......................................               -                 19,423
          Thunder Hawk.....................................               -                 25,769
          Oooguruk.........................................          52,205                 52,205

       Canada - Other......................................             211                    805
       South Africa........................................           7,227                  7,227
       Tunisia.............................................           8,977                  8,820
                                                               ------------           ------------
            Total..........................................    $    139,327           $    114,249
                                                               ============           ============

     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Clipper. During 2005, the Company drilled its first exploratory well on the Clipper prospect, which was a discovery. During 2006, the Company drilled additional wells to determine the magnitude of the discovery, which were successful. The Company is currently evaluating the plans for development of the discovery.

     Ozona Deep and Thunder Hawk. During March 2006, the Company sold its interests in the Ozona Deep and Thunder Hawk properties as part of the Company's deepwater Gulf of Mexico divestiture. See Note N for additional information regarding the Company's divestiture of its deepwater Gulf of Mexico oil and gas assets.

     Oooguruk. During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential cost benefits of a larger scale project. The farm-in was completed during 2004. Along with completing the farm-in agreement, Pioneer obtained access to exploration well and seismic data to improve the Company's understanding of the potential of the discoveries without having to drill additional wells. In late 2004, the Company completed an extensive technical and economic evaluation of the resource potential and a front-end engineering design study ("FEED study") for the area.

     During the first quarter of 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company installed an offshore gravel drilling and production site during the 2006 winter construction season and completed armoring activities during the third quarter. A subsea flowline and facilities will be installed during 2007 to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit. Pioneer plans to drill approximately 40 horizontal wells to develop the discovery. Depending on weather conditions and facilities completion and accessibility, drilling could begin as early as the fall of 2007. The Company estimates first production will occur in 2008.

     South Africa. During 2000, the Company drilled two South African exploratory wells in the Company's Boomslang prospect. One well was unsuccessful but the other well found quantities of hydrocarbons believed to be commercial. The Boomslang discovery was not included in the initial development phase of the South Coast Gas project. Boomslang is an oil discovery with a significant gas cap. Continued studies of the commercialization of the project are ongoing. One of the objectives of these studies is to determine the commercialization of the discovery as an oil project, gas project or both. If commercialized as an oil discovery, earliest production would be 2009 and if commercialized as a gas discovery, earliest production would be 2012. Partner meetings are scheduled for the latter part of 2006 to further discuss the commercialization of the Boomslang discovery.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

NOTE D.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. During the first quarter of 2006, the Company utilized all of its available United States NOLs, other than those subject to limitations, primarily related to the sale of the deepwater Gulf of Mexico assets; accordingly, this has accelerated the Company's payment of cash taxes. As of September 30, 2006 and December 31, 2005, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $96.2 million and $95.8 million, respectively.

     Income tax provision. The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2006 and 2005:

                                                   Three months ended             Nine months ended
                                                      September 30,                 September 30,
                                               --------------------------     --------------------------
                                                  2006            2005           2006            2005
                                               ----------      ----------     ----------      ----------
                                                                    (in thousands)
       Current:
         U.S. federal.....................     $  (10,681)     $    3,308     $  (23,654)     $    7,965
         U.S. state and local.............            (55)           (474)           (52)           (343)
         Foreign..........................          7,670          10,221         24,380          24,853
                                               ----------      ----------     ----------      ----------
                                                   (3,066)         13,055            674          32,475
                                               ----------      ----------     ----------      ----------
       Deferred:
         U.S. federal.....................         34,721           2,853         83,361          55,812
         U.S. state and local.............          2,204            (203)        16,303           1,455
         Foreign..........................          6,411           1,733         10,856           3,492
                                               ----------      ----------     ----------      ----------
                                                   43,336           4,383        110,520          60,759
                                               ----------      ----------     ----------      ----------
                                               $   40,270      $   17,438     $  111,194      $   93,234
                                               ==========      ==========     ==========      ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     The Company's effective tax rate on continuing operations of 33.4 percent and 43.4 percent during the three and nine months ended September 30, 2006, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

     o     foreign tax rates,
     o adjustments to the deferred tax liability for changes in enacted tax laws and rates, as discussed below,
     o statutes in foreign jurisdictions that differ from those in the United States
     o recognition of $6.2 million of deferred tax benefit, in the third quarter of 2006, as a result of conversion of senior convertible notes prior to the Company's repayment of the debt principal (see Note E) and
     o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the three and nine month periods ended September 30, 2006, this primarily related to Nigerian exploration expenses of approximately $2.6 million and $41.8 million, respectively.

     On May 18, 2006, the State of Texas enacted legislation that changed the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the "Texas margin tax"). Also, during the second quarter of 2006, the Canadian federal and provincial governments enacted tax rate reductions that will be phased in over several years. SFAS 109 requires that deferred tax balances be adjusted to reflect tax rate changes during the periods in which the tax rate changes are enacted. The adjustment due to the enactment of the Texas margin tax and the Canadian tax rate changes resulted in a $13.5 million United States tax expense and a $9.8 million Canadian tax benefit during the nine months ended September 30, 2006.

     Included in the Company's income tax provision from continuing operations for the three and nine months ended September 30, 2005 is the reversal of a $27.3 million tax benefit recorded principally in the third quarter of 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. Reversal of the tax benefit was the result of signing an agreement in June 2005 to sell the Company's shares in the subsidiary that owns the interest in the Olowi block to an unaffiliated buyer, which made it more likely than not that the Company would not realize the originally recorded tax benefit. The Company completed the sale of the Gabonese subsidiary during 2005.

     Discontinued operations. The Company's income tax provisions attributable to income from discontinued operations consisted of the following for the three and nine months ended September 30, 2006 and 2005:

                                             Three months ended              Nine months ended
                                                September 30,                  September 30,
                                          -------------------------      --------------------------
                                             2006           2005            2006            2005
                                          ----------     ----------      ----------     -----------
                                                                    (in thousands)
      Current:
        U.S. federal..................    $      385     $        -      $   148,984     $    2,751
        U.S. state and local..........            27              -            1,877            118
        Foreign.......................             -         (1,056)           2,126          3,964
                                          ----------     ----------      -----------     ----------
                                                 412         (1,056)         152,987          6,833
                                          ----------     ----------      -----------     ----------
      Deferred:
        U.S. federal..................          (877)        28,257          140,025        112,324
        U.S. state and local..........           169          1,431            6,488          5,171
        Foreign.......................            (2)         7,280             (125)        49,633
                                          ----------     ----------      -----------     ----------
                                                (710)        36,968          146,388        167,128
                                          ----------     ----------      -----------     ----------
                                          $     (298)    $   35,912      $   299,375     $  173,961
                                          ==========     ==========      ===========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

NOTE E.     Long-term Debt

     Lines of credit. The Company has an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Agreement") that had an original maturity date in September 2010 unless extended in accordance with the terms of the Credit Agreement. The terms of the Credit Agreement provide for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $1.8 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Credit Agreement. As of September 30, 2006, the Company had no outstanding borrowings under the Credit Agreement. If the Company had outstanding borrowings, the Company's annual interest rate incurred on such borrowings would approximate LIBOR (approximately 5.4 percent per annum at September 30, 2006) plus a current additional margin to LIBOR (.875 percent per annum as of September 30, 2006).

     Effective September 29, 2006, participating lenders extended the maturity date on $1.395 billion of aggregate loan commitments under the Credit Agreement to September 30, 2011.

     As of September 30, 2006, the Company had $157.2 million of undrawn letters of credit, of which $153.6 million were undrawn commitments under the Credit Agreement, leaving the Company with $1.3 billion of unused borrowing capacity under the Credit Agreement. The letters of credit outstanding under the Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, currently representing the Company's LIBOR margin (.875 percent at September 30, 2006) plus .125 percent.

     The Credit Agreement contains certain financial covenants, which include the (i) maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization ("DD&A") expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least 3.5 to 1.0; (ii) maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0; and (iii) the maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.50 to 1.0 until March 2007, and 1.75 to 1.0 thereafter. The lenders may declare any outstanding obligations under the Credit Agreement immediately due and payable upon the occurrence, and during the continuance of, an event of default, which includes a defined change in control of the Company. As of September 30, 2006, the Company was in compliance with all of its debt covenants.

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

     Senior convertible notes. In connection with the Evergreen merger, in September 2004, the Company assumed $100 million of 4 3/4% senior convertible notes due 2021 (the "Convertible Notes"). The Convertible Notes are due on December 15, 2021, but are redeemable at either the Company's option or the holder's option on other specified dates. As a result of the Evergreen merger, the Convertible Notes are convertible at any time by the holders as discussed in the following paragraph. Holders may also require the Company to purchase all or part of the Convertible Notes on December 20, 2006, December 15, 2011 or December 15, 2016 at a purchase price of 100 percent of the principal amount of the Convertible Notes plus accrued and unpaid interest (including contingent interest). On December 20, 2006, the Company may redeem the Convertible Notes, in whole or in part, in cash, for shares of common stock, or in any combination of cash and common stock. On December 15, 2011 or December 15, 2016, the Company must pay the repurchase price in cash. The Company currently intends to exercise its rights under the indenture and redeem the Convertible Notes on December 20, 2006 in cash at par value, if the Convertible Notes have not been converted by the holders.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

     During the second and third quarters of 2006, holders of $73 million of Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $58.3 million in cash, issued 1.7 million shares of common stock and recognized a net increase to stockholders' equity of $16.1 million.

     Rating  agencies.   In  January  2006,  Moody's  Investor  Services,   Inc.
("Moody's") downgraded the Company's debt ratings from Baa3 to Ba1. The downgrade triggered increases in the pricing grid for borrowings under the Credit Agreement.

NOTE F.     Derivative Financial Instruments

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing its costs of capital. As of September 30, 2006 and December 31, 2005, the Company was not a party to any open fair value hedges.

     As of September 30, 2006, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $3.4 million reduction attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. During the three and nine months ended September 30, 2006, the Company's amortization of deferred hedge losses and gains on terminated interest rate swaps increased the Company's reported interest expense by $56 thousand and decreased the reported interest expense by $153 thousand, respectively, as compared to deferred gains amortization which reduced the Company's reported interest expense by $487 thousand and $3.8 million during the same respective periods in 2005.

     The following table sets forth, as of September 30, 2006, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

                            Three months
                               ending                      Year ending December 31,
                            December 31,     -------------------------------------------------
                                2006            2007         2008         2009          2010      Thereafter
                           --------------    ---------    ---------     ---------    ---------    ----------
                                                           (in thousands)

    Net deferred hedge

      losses.............     $     57       $     325    $     371     $     416    $     466    $    3,530
                              ========       =========    =========     =========    =========    ==========

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of September 30, 2006, all of the Company's open commodity hedges are designated as hedges of Canadian and United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2006:


                                    First            Second            Third             Fourth          Outstanding
                                   Quarter           Quarter          Quarter            Quarter           Average
                                -------------    --------------    --------------    --------------    --------------
Average daily oil
  Production hedged:
  2006 - Swap Contracts
     Volume (Bbl)..........                                                                   5,000             5,000
     Price per Bbl.........                                                          $        37.20    $        37.20

  2006 - Collar Contracts
     Volume (Bbl).........                                                                    6,500             6,500
     Price per Bbl........                                                           $ 41.92-$66.41    $ 41.92-$66.41

  2007 - Swap Contracts (a)
     Volume (Bbl).........              6,000             6,000             6,000             6,000             6,000
     Price per Bbl........      $       31.26    $        31.26    $        31.26    $        31.26    $        31.26

  2007 - Collar Contracts (a)
     Volume (Bbl).........              1,000             1,000             1,000             1,000             1,000
     Price per Bbl........      $ 50.00-89.00    $ 50.00-$89.00    $ 50.00-$89.00    $ 50.00-$89.00    $ 50.00-$89.00

  2008 - Swap Contracts
     Volume (Bbl).........              6,500             6,500             6,500             6,500             6,500
     Price per Bbl........      $       31.19$            31.19    $        31.19    $        31.19    $        31.19

---------
(a) Subsequent to September 30, 2006, the Company reduced its oil hedge positions by terminating (i) 1,000 Bbls per day of 2007 oil swap contracts with an average per Bbl fixed price of $30.80 and (ii) the 2007 oil collar contracts included in the table above.

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth
(i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of settlements of oil price hedges on oil revenue from continuing operations for the three and nine months ended September 30, 2006 and 2005:

                                                  Three months ended        Nine months ended
                                                     September 30,            September 30,
                                                ----------------------    ----------------------
                                                   2006        2005         2006          2005
                                                ---------    ---------    ---------    ---------

    Average price reported per Bbl.........     $   70.89    $   42.51    $   66.83    $   38.15
    Average price realized per Bbl.........     $   69.87    $   60.35    $   65.67    $   52.03
    VPP increase to oil revenue
      (in millions)........................     $    29.2    $       -    $    87.2    $       -
    Reduction to oil revenue from hedging
      activity (in millions) (a)...........     $   (26.9)   $   (51.5)   $   (79.4)   $  (122.0)

------------
(a) Excludes hedge losses of $12.3 million attributable to discontinued operations for the nine months ended September 30, 2006 and $13.2 million and $39.8 million during the three and nine months ended September 30, 2005, respectively.


                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     Natural gas liquids prices. During the three and nine months ended September 30, 2006 and 2005, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at September 30, 2006.

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2006:


                                    First            Second            Third             Fourth          Outstanding
                                   Quarter           Quarter          Quarter            Quarter           Average
                                -------------    --------------    --------------    --------------    --------------
Average daily gas
  production hedged:
  2006 - Swap Contracts
     Volume (MMBtu)..........                                                                63,875            63,875
     Price per MMBtu.........                                                        $         4.32    $         4.32

  2006 - Collar Contracts
     Volume (MMBtu).........                                                                 95,000            95,000
     Price per MMBtu........                                                         $  6.55-$14.49    $  6.55-$14.49

  2007 - Swap Contracts (a)
     Volume (MMBtu).........           59,071            59,146            59,231            59,329            59,195
     Price per MMBtu........    $        7.07    $         7.06    $         7.06    $         7.06    $         7.06

  2007 - Collar Contracts
     Volume (MMBtu).........           25,000                 -                 -                 -              6,164
     Price per MMBtu........    $ 9.00-$11.52                 -                 -                 -    $  9.00-$11.52

  2008 - Swap Contracts
     Volume (MMBtu).........           15,000            15,000            15,000            15,000            15,000
     Price per MMBtu........    $        8.62    $         8.62    $         8.62    $         8.62    $         8.62

-------------
(a) Subsequent to September 30, 2006, the Company increased its gas hedge position by entering into gas swap contracts for (i) 40,000 MMBtu per day of forecasted 2007 gas sales at a weighted average price per MMBtu of $7.40 (Panhandle Eastern Pipeline Oklahoma (mainline) index price) and (ii) 10,000 MMBtu per day of forecasted 2007 gas sales at a weighted average price per MMBtu of $7.80 (Houston Ship Channel index price).

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of settlements of gas price hedges on gas revenue from continuing operations for the three and nine months ended September 30, 2006 and 2005:

                                                Three months ended         Nine months ended
                                                  September 30,              September 30,
                                             -----------------------     ----------------------
                                                2006          2005         2006         2005
                                             ----------    ---------    ---------     ---------

  Average price reported per Mcf........     $    6.33     $    7.22    $    6.43     $    6.66
  Average price realized per Mcf........     $    5.77     $    7.51    $    6.17     $    6.53
  VPP increase to gas revenue
    (in millions).......................     $    18.2     $    21.9    $    56.0     $    54.0
  Reduction to gas revenue from hedging
    activity (in millions) (a)..........     $    (1.3)    $   (31.1)       (32.9)    $   (37.4)

------------
(a) Excludes hedge losses of $3.4 million attributable to discontinued operations for the nine months ended September 30, 2006 and $26.6 million and $54.1 million during the three and nine months ended September 30, 2005, respectively.

     Interest rate. During April 2006, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with the coupon rate on the Company's 6.875% Notes, which were issued on May 1, 2006. The Company terminated these costless collar contracts for a gain of $1.3 million, which was recorded in accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI
- Hedging"). The Company did not realize any ineffectiveness in connection with the costless collar contracts during the three and nine months ended September 30, 2006. See Note E for information regarding the 6.875% Notes.

     Hedge ineffectiveness. During the three months ended September 30, 2006, the Company recorded $1.4 million of net hedge ineffectiveness charges to other expense from continuing operations and during the nine months ended September 30, 2006, the Company recorded $9.6 million of net hedge ineffectiveness credits to other expense from continuing operations, as compared to $9.2 million and $18.5 million of net ineffectiveness charges during the same respective periods in 2005. Hedge ineffectiveness credits and charges represent the ineffective portions of changes in the fair values of the Company's cash flow hedging instruments. These credits and charges primarily result from changes in correlations and derivative fair values associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

     AOCI - Hedging. As of September 30, 2006 and December 31, 2005, AOCI - Hedging represented net deferred losses of $203.4 million and $506.6 million, respectively. The AOCI - Hedging balance as of September 30, 2006 was comprised of $165.0 million of net deferred losses on the effective portions of open cash flow hedges, $156.5 million of net deferred losses on terminated cash flow hedges (including $1.8 million of net deferred losses on terminated cash flow interest rate hedges) and $118.1 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the nine months ended September 30, 2006 was primarily attributable to the termination and reclassification to discontinued operations of the underlying balances related to hedges that were designated as deepwater Gulf of Mexico hedges, declines in market-quoted forward commodity prices and the reclassification of net deferred hedge losses to net income as derivatives matured by their terms. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     During the twelve months ending September 30, 2007, based on current estimates of future commodity prices, the Company expects to reclassify $49.4 million of net deferred losses associated with open commodity hedges and $52.7 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $37.3 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending September 30, 2007 from AOCI - Hedging to income tax benefit.

     The following table sets forth, as of September 30, 2006, the scheduled amortization of net deferred gains (losses) on terminated commodity hedges that will be recognized as decreases in the case of losses, and increases in the case of gains, to the Company's future oil and gas revenues:

                                            First        Second         Third        Fourth
                                           Quarter       Quarter       Quarter       Quarter        Total
                                          ---------     ---------     ---------     ---------     ----------
                                                                      (in thousands)

2006 net deferred hedge gain...........                                             $   1,438     $    1,438
2007 net deferred hedge losses (a).....   $ (18,819)    $ (17,928)    $ (17,416)    $ (16,272)    $  (70,435)
2008 net deferred hedge losses.........   $ (20,285)    $ (17,541)    $ (17,403)    $ (17,718)    $  (72,947)
2009 net deferred hedge losses.........   $  (2,329)    $    (232)    $    (230)    $    (822)    $   (3,613)
2010 net deferred hedge losses.........   $    (666)    $    (620)    $    (578)    $    (539)    $   (2,403)
2011 net deferred hedge losses.........   $    (873)    $    (889)    $    (903)    $    (906)    $   (3,571)
2012 net deferred hedge losses.........   $    (810)    $    (791)    $    (784)    $    (772)    $   (3,157)
                                                                                                  ----------
                                                                                                  $ (154,688)
                                                                                                  ==========

---------
(a) Does not include approximately $12 million of 2007 net deferred hedge losses attributable to commodity hedges terminated after September 30, 2006 that are included in the Company's derivative obligations as of September 30, 2006.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE G.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 5, "Accounting for Contingencies" during the three and nine months ended September 30, 2006 and 2005:

                                                      Three months ended             Nine months ended
                                                          September 30,                 September 30,
                                                   -------------------------     -------------------------
                                                      2006           2005           2006           2005
                                                   ----------     ----------     ----------     ----------
                                                                       (in thousands)

       Beginning asset retirement obligations      $  155,583     $  117,753     $  157,035     $  120,879
         Liabilities assumed in acquisitions....          226          3,013            909          3,013
         New wells placed on production and
            changes in estimates (a)............        8,597         32,813         51,634         35,408
         Disposition of wells...................            -        (17,863)       (44,042)       (23,101)
         Liabilities settled....................       (9,913)        (3,311)       (13,783)        (7,566)
         Accretion of discount on continuing
            operations..........................        1,168          1,094          3,470          3,183
         Accretion of discount on discontinued
            operations..........................            -            874            804          3,027
         Currency translation...................          (23)           754            611            284
                                                   ----------     ----------     ----------     ----------
       Ending asset retirement obligation.......   $  155,638     $  135,127     $  155,638     $  135,127
                                                   ==========     ==========     ==========     ==========

-----------
(a) During the nine months ended September 30, 2006 and each of the three and nine month periods ended September 30, 2005, the Company recorded increases of $42.0 million and $32.8 million, respectively, to the abandonment estimates of the respective periods for the East Cameron facilities that were destroyed by Hurricane Rita in 2005, which amounts are reflected in exploration and abandonments expense in the accompanying Consolidated Statements of Operations.

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. The current portions of the Company's asset retirement obligations totaled $79.4 million and $58.0 million as of September 30, 2006 and December 31, 2005, respectively.

NOTE H.     Postretirement Benefit Obligations

     As of September 30, 2006 and December 31, 2005, the Company had recorded $19.0 million and $18.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired. These plans had no assets as of September 30, 2006 or December 31, 2005. The participants of these plans, other than the Company's retirement plan, are not current employees of the Company.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the three and six months ended September 30, 2006 and 2005:

                                                          Three months ended          Nine months ended
                                                             September 30,              September 30,
                                                       -----------------------     ----------------------
                                                          2006          2005          2006         2005
                                                       ---------     ---------     ---------     --------
                                                                          (in thousands)

       Beginning accumulated postretirement
         benefit obligations......................     $  18,915     $  15,517     $  18,576     $  15,534
         Net benefit payments.....................          (376)         (413)         (964)       (1,042)
         Service costs............................           204            81           612           243
         Accretion of discounts...................           259           225           778           675
                                                       ---------     ---------     ---------     ---------
       Ending accumulated postretirement
         benefit obligations......................     $  19,002     $  15,410     $  19,002     $  15,410
                                                       =========     =========     =========     =========

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

     Alford. The Company is party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners, one for each of the Company's gathering systems connected to the Company's Satanta gas plant. The plaintiffs in the case assert that they were improperly charged expenses (primarily field compression), which plaintiffs allege are a "cost of production," and for which the plaintiffs claim they, as royalty owners, are not responsible. Plaintiffs also claim that they are entitled to 50 percent of the value of the helium extracted at the Company's Satanta gas plant.

     During the third quarter of 2006, the Company reached an agreement to settle the claims made in the lawsuit. Under the terms of the agreement, the Company agreed to make cash payments to settle the plaintiffs' claims with respect to production occurring on and before December 31, 2005. The Company's portion of the cash payments is expected to be approximately $32.7 million (all of which has been previously accrued), of which approximately $17.0 million was paid during the third quarter of 2006 and the remaining approximately $15.7 million will be paid in the third quarter of 2007. The Company also agreed to adjust the manner in which royalty payments to the class members will be calculated for production occurring on and after January 1, 2006, which change is not expected to have a material effect on the Company's liquidity, financial position or future results of operations.

     The settlement is not final until approved by the court and any appeals filed within 60 days of final approval are resolved. A final approval hearing is scheduled for December 15, 2006, and if court approval is obtained and appeals are not taken, it is expected that the settlements will be final in the first quarter of 2007.

     MOSH Holding. The Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which was filed on April 11, 2005, in the District Court of Travis County, Texas (250th Judicial District). The plaintiff is a unit holder in the Mesa Offshore Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The plaintiff alleges that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


value of the royalty interest and worked to terminate the Mesa Offshore Trust prematurely and to capture for itself and Woodside profits that belong to the Mesa Offshore Trust. The plaintiff also alleges breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The claims appear to relate principally to farmout arrangements established in 2003 for two offshore properties, the Brazos Area Block A-7 and Brazos Area Block A-39. The relief sought by the plaintiff includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction. The Company believes the claims are without merit and intends to defend the lawsuit vigorously.

     Dorchester Refining Company Site. A subsidiary of the Company has been notified by a letter from the Texas Commission on Environmental Quality ("TCEQ") dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State
Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, financial position or future annual results of operations.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

     The following table is a reconciliation of basic income from continuing operations to diluted income from continuing operations for the three and nine months ended September 30, 2006 and 2005:

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                  -------------------------     -------------------------
                                                     2006           2005           2006           2005
                                                  ----------     ----------     ----------     ----------
                                                                       (in thousands)
      Basic income from continuing
        operations...........................     $   80,326     $   61,513     $  145,245     $  111,464
      Interest expense on convertible notes,
        net of tax...........................            311            802          1,914          2,405
                                                  ----------     ----------     ----------     ----------
      Diluted income from continuing
        operations...........................     $   81,637     $   62,315     $  147,159     $  113,869
                                                  ==========     ==========     ==========     ==========

     The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2006 and 2005:

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                  -------------------------     ------------------------
                                                     2006           2005           2006           2005
                                                  ----------     ----------     ----------     ---------
                                                                       (in thousands)
      Weighted average common shares
        outstanding (a):
           Basic.............................        124,021        137,655        125,520       140,436
           Dilutive common stock options (b).            697          1,106            816         1,169
           Restricted stock awards...........          1,135            698            954           838
           Convertible notes dilution (c)....            881          2,327          1,844         2,327
                                                  ----------     ----------     ----------     ---------

           Diluted ..........................        126,734        141,786        129,134       144,770
                                                  ==========     ==========     ==========     =========

---------------
(a) During August 2005, the Company's board of directors (the "Board") approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005 and an additional $294.2 million of which has been completed through September 30, 2006.
(b) Common stock options to purchase 2,857 shares of common stock were outstanding but not included in the computation of diluted income per share from continuing operations for the three months ended September 30, 2006, because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.
(c) The Company had $27 million and $100 million principal amounts of Convertible Notes outstanding on September 30, 2006 and December 31, 2005, respectively. During 2006, holders converted $73 million principal amount of the Convertible Notes. See Note E for additional information regarding the 2006 conversions.

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

     As previously referred to in Note B, during 2005, the Company sold Canadian and United States oil and gas properties having carrying values of $58.9 million and $31.4 million, respectively, on their dates of sale. Also as previously referred to in Note B, during 2006, the Company sold Argentine assets and United States oil and gas properties having carrying values, including net deferred hedge losses, of $658.7 million and $431.6 million, respectively. The results of operations of those properties have been reclassified as discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note N for information regarding the Company's discontinued operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     The following tables provide the Company's interim geographic operating segment data for the three and nine months ended September 30, 2006 and 2005. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


                                         United                         Africa                        Consolidated
                                         States          Canada        and Other      Headquarters        Total
                                       ----------      ----------     ----------      ------------    ------------
                                                                    (in thousands)
Three months ended
  September 30, 2006:

Revenues and other income:
  Oil and gas                          $  346,295      $   33,993     $   37,818      $        -      $  418,106
  Interest and other..............              -               -              -          15,229          15,229
  Loss on disposition of assets,
    net...........................           (601)              -              -            (107)           (708)
                                       ----------       ---------     ----------      ----------      ----------
                                          345,694          33,993         37,818          15,122         432,627
                                       ----------       ---------     ----------      ----------      ----------
Costs and expenses:
  Oil and gas production..........         83,905          14,283          4,781               -         102,969
  Depletion, depreciation
     and amortization.............         74,269          12,488          2,245           6,286          95,288
  Exploration and abandonments....         32,456           2,814          8,550               -          43,820
  General and administrative......              -               -              -          30,421          30,421
  Accretion of discount of asset
     retirement obligations.......              -               -              -           1,168           1,168
  Interest........................              -               -              -          23,586          23,586
  Other...........................              -               -              -          14,779          14,779
                                       ----------       ---------     ----------      ----------      ----------
                                          190,630          29,585         15,576          76,240         312,031
                                       ----------       ---------     ----------      ----------      ----------
  Income (loss) from continuing
     operations before income
     taxes........................        155,064           4,408         22,242         (61,118)        120,596
  Income tax benefit (provisions).        (56,599)         (1,066)       (15,742)         33,137         (40,270)
                                       ----------       ---------     ----------      ----------      ----------
  Income (loss) from continuing
     operations...................     $   98,465      $    3,342     $    6,500      $  (27,981)     $   80,326
                                       ==========      ==========     ==========       =========      ==========
Three months ended
  September 30, 2005:

Revenues and other income:
  Oil and gas.....................     $  307,134      $   29,571     $   52,974      $        -      $  389,679
  Interest and other..............              -               -              -           7,885           7,885
  Gain on disposition of assets,
     net..........................            290               -              -              85             375
                                       ----------       ---------     ----------      ----------      ----------
                                          307,424          29,571         52,974           7,970         397,939
                                       ----------       ---------     ----------      ----------      ----------
Costs and expenses:
  Oil and gas production..........         74,594           9,766          8,449               -          92,809
  Depletion, depreciation
     and amortization.............         54,874           8,988          6,796           5,178          75,836
  Impairment of long-lived assets.              -               -             21               -              21
  Exploration and abandonments....         46,757           1,405          8,202               -          56,364
  General and administrative......              -               -              -          29,817          29,817
  Accretion of discount of asset
     retirement obligations.......              -               -              -           1,094           1,094
  Interest........................              -               -              -          28,862          28,862
  Other...........................              -               -              -          34,185          34,185
                                       ----------       ---------     ----------      ----------      ----------
                                          176,225          20,159         23,468          99,136         318,988
                                       ----------       ---------     ----------      ----------      ----------
  Income (loss) from continuing
     operations before income
     taxes........................        131,199           9,412         29,506         (91,166)         78,951
  Income tax benefit (provisions).        (47,887)         (3,435)       (10,905)         44,789         (17,438)
                                       ----------       ---------     ----------      ----------      ----------
  Income (loss) from continuing
     operations...................     $   83,312      $    5,977     $   18,601      $  (46,377)     $   61,513
                                       ==========      ==========     ==========      ==========      ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


                                         United                         Africa                        Consolidated
                                         States          Canada        and Other      Headquarters        Total
                                       ----------      ----------     ----------      ------------    ------------
                                                                    (in thousands)
Nine months ended
  September 30, 2006:

Revenues and other income:
  Oil and gas.....................     $  987,388      $   96,509     $  121,247       $        -     $ 1,205,144
  Interest and other..............              -               -              -           42,081          42,081
  Gain (loss) on disposition of
     assets, net..................           (451)             77              -           (3,810)         (4,184)
                                       ----------      ----------     ----------       ----------     -----------
                                          986,937          96,586        121,247           38,271       1,243,041
                                       ----------      ----------     ----------       ----------     -----------
Costs and expenses:
  Oil and gas production..........        245,366          35,977         19,375                -         300,718
  Depletion, depreciation
    and amortization..............        205,190          32,156         10,680           17,652         265,678
  Exploration and abandonments....        139,072           9,410         61,598                -         210,080
  General and administrative......              -               -              -           92,136          92,136
  Accretion of discount of asset
    retirement obligations........              -               -              -            3,470           3,470
  Interest........................              -               -              -           82,928          82,928
  Other...........................              -               -              -           31,592          31,592
                                       ----------      ----------     ----------       ----------     -----------
                                          589,628          77,543         91,653          227,778         986,602
                                       ----------      ----------     ----------       ----------     -----------
  Income (loss) from continuing
    operations before income
    taxes.........................        397,309          19,043         29,594         (189,507)        256,439
  Income tax benefit (provisions).       (145,018)         (6,279)       (14,089)          54,192        (111,194)
                                       ----------      ----------     ----------       ----------     -----------
  Income (loss) from continuing
    operations....................     $  252,291      $   12,764     $   15,505       $ (135,315)    $   145,245
                                       ==========      ==========     ==========       ==========     ===========

Nine months ended
  September 30, 2005:

Revenues and other income:
  Oil and gas.....................     $  810,255      $   73,620     $  149,967       $        -     $ 1,033,842
  Interest and other..............              -               -              -           21,936          21,936
  Gain on disposition of assets,
     net..........................          2,322               -              -              303           2,625
                                       ----------      ----------      ---------       ----------     -----------
                                          812,577          73,620        149,967           22,239       1,058,403
                                       ----------      ----------      ---------       ----------     -----------
Costs and expenses:
  Oil and gas production..........        202,174          27,370         23,849                -         253,393
  Depletion, depreciation
    and amortization..............        153,688          23,429         23,434           14,592         215,143
  Impairment of long-lived assets               -               -            644                -             644
  Exploration and abandonments....         98,984           7,828         40,879                -         147,691
  General and administrative......              -               -              -           83,901          83,901
  Accretion of discount of asset
    retirement obligations........              -               -              -            3,183           3,183
  Interest........................              -               -              -           91,011          91,011
  Other...........................              -               -              -           58,739          58,739
                                       ----------      ----------      ---------       ----------     -----------
                                          454,846          58,627         88,806          251,426         853,705
                                       ----------      ----------      ---------       ----------     -----------
  Income (loss) from continuing
    operations before income
    taxes.........................        357,731          14,993         61,161         (229,187)        204,698
  Income tax benefit (provisions).       (130,571)         (5,472)       (21,440)          64,249         (93,234)
                                       ----------      ----------      ---------       ----------     -----------
  Income (loss) from continuing
    operations....................     $  227,160      $    9,521      $  39,721       $ (164,938)    $   111,464
                                       ==========      ==========      =========       ==========     ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)

                               United                                     Africa                        Consolidated
                               States        Argentina      Canada       and Other     Headquarters        Total
                             -----------     ---------     ---------     ---------     ------------     ------------
                                                      (in thousands)
Segment assets (as of
  September 30, 2006)...     $ 6,080,674     $       -     $ 541,695     $ 251,926      $  123,990      $ 6,998,285
                             ===========     =========     =========     =========      ==========      ===========
Segment assets (as of
  December 31, 2005)....     $ 5,899,637     $ 735,191     $ 363,773     $ 170,484      $  160,149      $ 7,329,234
                             ===========     =========     =========     =========      ==========      ===========

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

     The Company's VPPs represent limited-term overriding royalty interests in oil and gas reserves which: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) are free and clear of all associated future production costs and capital expenditures; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title to the purchaser; and (v) allow the Company to retain the assets after the VPPs volumetric quantities have been delivered.

     Under SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," a VPP is considered a sale of proved reserves. As a result, the Company (i) removed the proved reserves associated with the VPPs;
(ii) recognized the VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil and gas revenues over the terms of the VPPs; (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests; and (iv) no longer recognizes production associated with the VPP volumes.

     The following table provides information about the deferred revenue carrying values of the Company's VPPs:

                                                        Gas                 Oil                 Total
                                                    -----------         ------------         -----------
                                                                       (in thousands)
    Deferred revenue at December 31, 2005.....      $   249,323         $    605,515         $   854,838
    Less 2006 amortization....................          (56,074)             (87,157)           (143,231)
                                                    -----------         ------------         -----------
      Deferred revenue at September 30, 2006..      $   193,249         $    518,358         $   711,607
                                                    ===========         ============         ===========

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

              Remaining 2006........................   $     47,096
              2007..................................        181,232
              2008..................................        158,138
              2009..................................        147,906
              2010..................................         90,215
              2011..................................         44,951
              2012..................................         42,069
                                                        -----------
                                                        $   711,607
                                                        ===========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


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

     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. Assuming that the Company will be able to "reef" a substantial portion of East Cameron debris in place, the Company estimates that it will cost approximately $86 million to reclaim and abandon the East Cameron facility, based upon an analysis and fee proposal prepared by a third-party engineering firm. During the first quarter of 2006, the Company recorded an additional abandonment obligation charge of $42 million which is included in exploration and abandonments in the accompanying Consolidated Statements of Operations to fully accrue the estimated reclamation and abandonment charges. If the Company is unable to reef a substantial portion of debris in place, the total costs to reclaim and abandon the East Cameron facility may be substantially more than the $86 million estimate that has been accrued as of September 30, 2006. The Company believes that any additional costs incurred due to an inability to reef the debris would be covered by insurance. The Company updated its application to reef the debris in place and filed the modified application with the appropriate regulatory agency during the third quarter of 2006. The Company expects to have more clarity around its reefing application by the end of the fourth quarter of 2006.

     The Company has filed a claim with its insurance provider regarding the loss at East Cameron. Under the Company's insurance policy, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) in excess of a $100 million for debris removal coverage for all assets per occurrence and (d) $100 million of "make well safe" coverage, in total, for all assets per occurrence.

     In December 2005, the Company received the $14 million scheduled value for the East Cameron assets and recognized a gain of $9.7 million during the fourth quarter of 2005. The Company received the $4.0 million of business interruption recoveries during the first quarter of 2006. The Company believes that its debris removal and make well safe coverages, in combination, will substantially cover the costs to abandon the East Cameron facility. The Company has not recorded any estimated recoveries related to insurance due to uncertainties around the final amount of the deductible related to the claim.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


NOTE N.     Discontinued Operations

     During 2005 and 2006, the Company sold its interests in the following oil and gas assets:

      Country             Description of Assets              Date Divested        Net Proceeds           Gain
      -------             ---------------------              -------------        ------------         ----------
                                                                                          (in millions)
      Canada              Martin Creek, Conroy Black
                          and Lookout Butte fields           May 2005             $   197.2            $   138.3

      United States       Two Gulf of Mexico shelf           August 2005          $    59.2            $    27.9
                          fields

      United States       Deepwater Gulf of Mexico           March 2006           $ 1,156.3 (a)        $   724.7
                          fields

      Argentina           Argentine assets                   April 2006           $   669.6            $    10.9

-----------
(a) Net proceeds do not reflect the cash payment of $193.2 million for terminated hedges associated with the deepwater Gulf of Mexico assets.

     Pursuant to SFAS 144, the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three and nine months ended September 30, 2006 and 2005:

                                                     Three months ended             Nine months ended
                                                        September 30,                  September 30,
                                                  -------------------------     -------------------------
                                                     2006           2005           2006           2005
                                                  ----------     ----------     ----------     ----------
                                                                       (in thousands)
Revenues and other income:
  Oil and gas................................     $     (312)    $  175,140     $  199,365     $  603,497
  Interest and other.........................          1,959          1,575         23,217         63,753
  Gain on disposition of assets..............          2,989         27,494        735,773        166,274
                                                  ----------     ----------     ----------     ----------
                                                       4,636        204,209        958,355        833,524
                                                  ----------     ----------     ----------     ----------
Costs and expenses:
  Oil and gas production.....................             22         28,319         31,264         91,923
  Depletion, depreciation and
     amortization............................              -         61,975         37,327        227,828
  Exploration and abandonments...............            122          7,742          7,327         36,221
  General and administrative.................             78          2,933          9,047          7,783
  Accretion of discount on asset
    retirement obligation....................              -            874            804          3,027
  Interest...................................              -            406            460          1,720
  Other......................................          4,239          3,988          5,951          8,736
                                                  ----------     ----------     ----------     ----------
                                                       4,461        106,237         92,180        377,238
                                                  ----------     ----------     ----------     ----------
Income from discontinued operations
  before income taxes........................            175         97,972        866,175        456,286
Income tax benefit (provision):
  Current....................................           (412)         1,056       (152,987)        (6,833)
  Deferred...................................            710        (36,968)      (146,388)      (167,128)
                                                  ----------     ----------     ----------     ----------
Income from discontinued operations,
  net of tax ................................     $      473     $   62,060     $  566,800     $  282,325
                                                  ==========     ==========     ==========     ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006
                                   (Unaudited)


     The Company has provided the purchaser of its Argentine assets certain indemnifications and remains responsible for certain contingent liabilities, subject to defined limitations. The Company does not currently believe that these obligations, which primarily pertain to matters of litigation, environmental contingencies, royalty obligations and income taxes, are probable of having a material impact on its liquidity, financial position or future results of operations.

                        PIONEER NATURAL RESOURCES COMPANY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

     The Company's financial and operating performance for the third quarter of 2006 included the following highlights:

o The recognition of income from continuing operations of $80.3 million ($.64 per diluted share) for the third quarter of 2006, as compared to $61.5 million ($.44 per diluted share) for the third quarter of 2005.
o The recognition of third quarter 2006 net income of $80.8 million ($.64 per diluted share), as compared to $123.6 million ($.88 per diluted share) for the third quarter of 2005. The decrease in net income is reflective of a $61.6 million ($.44 per diluted share) decrease in income from discontinued operations, which is due to the sale of two of the Company's Gulf of Mexico shelf fields during August 2005 and substantially all of the Company's deepwater Gulf of Mexico and Argentine assets during March and April 2006, respectively.
o A reduction in net cash provided by operating activities to $182.7 million for the third quarter of 2006 from $309.8 million during the third quarter of 2005. The reduction in net cash provided by operating activities was primarily due to operations discontinued during 2005 and 2006, partially offset by increases in oil and gas sales from continuing operations.
o During the third quarter of 2006, the Company extended the maturity on $1.4 billion of its $1.5 billion loan commitments under the Credit Agreement by one year.
o A reduction in outstanding debt of $863.9 million, or 42 percent, as of September 30, 2006 as compared to debt outstanding as of December 31, 2005, resulting in a decrease in the Company's debt to book capitalization to 29 percent at September 30, 2006 from 48 percent at December 31, 2005.
o During the third quarter of 2006, the Company repurchased 3.1 million shares of its common stock at an aggregate cost of $124.4 million. Through the nine months ended September 30, 2006, the Company has repurchased 7.5 million shares of its common stock at an aggregate cost of $294.2 million. The Company had approximately $65 million of remaining purchases to complete under its $1 billion share repurchase program as of September 30, 2006.
o The August 25 declaration of a $.13 per common share dividend payable October 12, 2006 to shareholders of record on September 28, 2006. This declaration represented the second consecutive year during which the Company has increased its dividends on common stock.

Fourth Quarter 2006 Outlook

     Based on current estimates, the Company expects that fourth quarter 2006 production will average 98,000 to 103,000 BOEPD. The lower end of the range reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

     Fourth quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.00 to $12.00 per BOE based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $10.00 to $11.00 per BOE.

     Total exploration and abandonment expense is expected to be $45 million to $110 million and could include (i) $15 million to $30 million attributable to the unsuccessful Flying Cloud exploration well (deepwater Gulf of Mexico) and a well currently drilling to test the Mississippi Norphlet play, (ii) $45 million related to activities in the Edwards Trend, Uinta/Piceance basins, Canada and Tunisia resource plays, and associated acreage abandonments, and (iii) $30 million to $35 million for seismic investments and personnel, primarily related to the onshore resource plays Pioneer is currently pursuing. General and administrative expense is expected to be $29 million to $33 million. Interest expense is expected to be $24 million to $28 million. Interest income, primarily from cash investments, is expected to be $1 million to $3 million. Accretion of discount on asset retirement obligations is expected to be $1 million to $2 million.

                        PIONEER NATURAL RESOURCES COMPANY


     The Company's fourth quarter effective income tax rate is expected to range from 35 percent to 45 percent based on current capital spending plans. Cash income taxes are expected to range from $5 million to $15 million, principally related to Tunisian income taxes.

Acquisitions, Divestments, Operations and Drilling Highlights

     During the first nine months of 2006, the Company completed the divestitures of certain of its deepwater Gulf of Mexico assets and Argentine assets. Additionally, during 2005, the Company sold its interests in certain oil and gas properties on the shelf of the Gulf of Mexico and certain fields in Canada. Operating results and the related gains on disposition of assets from these divestitures are reported as discontinued operations. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's discontinued operations.

     During the first nine months of 2006, the Company incurred $1.1 billion in finding and development costs including $646.4 million for development activities, $334.8 million for exploration activities and $155.9 million for acquisitions and land. The majority of the Company's development and exploration expenditures were spent on drilling wells, acquiring seismic data and constructing infrastructure associated with successful drilling activities.

       The following table summarizes by geographic area the Company's finding and development costs incurred, excluding asset retirement obligations, during the first nine months of 2006 and the total wells planned to be drilled during the year ending December 31, 2006:

                              Acquisition Costs                                                  2006
                            --------------------    Exploration    Development                   Wells
                             Proved     Unproved       Costs          Costs         Total       Planned
                            --------    --------    -----------    -----------    ----------    -------
                                                              ($ in thousands)
United States:
   Gulf of Mexico (a)..     $      -    $     10     $   76,144     $   8,621     $   84,775          3
   Onshore Gulf Coast..       11,914      28,116         50,449        31,441        121,920         57
   Permian Basin.......       38,476      23,681          6,740       190,541        259,438        335
   Mid-Continent.......          103           -            140        21,159         21,402         16
   Rocky Mountains.....           61       6,797         32,861       130,473        170,192        387
   Alaska..............        6,000       7,918         26,656        78,042        118,616          3
                            --------    --------     ----------     ---------     ----------     ------
                              56,554      66,522        192,990       460,277        776,343        801
                            --------    --------     ----------     ---------     ----------     ------
Argentina (a)..........            -           2         10,223        25,543         35,768          -
Canada.................           27      19,801         80,790        75,817        176,435        271
Nigeria................            -       8,034         25,055             -         33,089          1
South Africa...........            -           -            163        84,977         85,140          5
Tunisia................            -       5,000         18,601          (233)        23,368          7
Other..................            -           -          6,998             -          6,998          -
                            --------    --------     ----------     ---------     ----------     ------
                                  27      32,837        141,830       186,104        360,798        284
                            --------    --------     ----------     ---------     ----------     ------
   Total Worldwide.....     $ 56,581    $ 99,359     $  334,820     $ 646,381     $1,137,141      1,085
                            ========    ========     ==========     =========     ==========     ======

-----------
(a) Approximately $8.2 million of the finding and development costs incurred are associated with the divested deepwater Gulf of Mexico assets; and, $35.8 million are associated with the divested Argentine assets. The Company's $1.4 billion 2006 capital budget does not include (i) the costs incurred on the divested deepwater Gulf Mexico assets or any of the Argentine assets, because the Company was in the process of selling those assets when the budget was prepared; (ii) capitalized interest, which totaled $6.6 million to date in 2006; and (iii) geological and geophysical personnel costs, which totaled $31.6 million to date in 2006.

                        PIONEER NATURAL RESOURCES COMPANY


     The   following   table   summarizes   the   Company's    development   and
exploration/extension drilling activities for the nine months ended September 30, 2006:

                                                         Development Drilling
                          --------------------------------------------------------------------------------
                           Beginning                                                            Ending
                             Wells        Wells     Successful    Unsuccessful    Disposed      Wells
                          in Progress     Spud         Wells           Wells       Wells      in Progress
                          -----------    -------    ----------    ------------    --------    -----------

United States........           29           468          474             6             -          17
Argentina............            2            21           14             1             8           -
Canada...............            3             2            2             -             -           3
Africa...............            -             4            1             -             -           3
                             -----       -------      -------        ------        ------       -----
 Total Worldwide.....           34           495          491             7             8          23
                             =====       =======      =======        ======        ======       =====


                                                    Exploration/Extension Drilling
                          --------------------------------------------------------------------------------
                           Beginning                                                            Ending
                             Wells        Wells     Successful    Unsuccessful    Disposed      Wells
                          in Progress     Spud         Wells           Wells       Wells      in Progress
                          -----------    -------    ----------    ------------    --------    -----------

United States........            7            50           32             5             -          20
Argentina............            4             6            4             2             4           -
Canada...............          109           179          243             8             -          37
Africa...............            3             5            1             2             -           5
                             -----       -------      -------        ------        ------       -----
 Total Worldwide.....          123           240          280            17             4          62
                             =====       =======      =======        ======        ======       =====

     Gulf of Mexico area. During October 2005, the Company announced a discovery on its Clipper prospect in the Green Canyon Blocks 299 and 300 in the deepwater Gulf of Mexico. The Company expects to develop the Clipper discovery and is currently evaluating sub-sea tie-back options to third party production handling facilities in the area. Pioneer operates the Clipper discovery with a 55 percent working interest. During 2006, the Company drilled two successful Clipper appraisal wells, but drilled an unsuccessful exploratory well at the Flying Cloud prospect, a prospect near the Clipper discovery.

     As a result of Hurricane Rita, the Company's East Cameron facility was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. Assuming that the Company will be able to "reef" a substantial portion of East Cameron debris in place, the Company estimates that it will cost approximately $86 million to reclaim and abandon the East Cameron facility, based upon an analysis and fee proposal prepared by a third-party engineering firm. During the first quarter of 2006 and the third quarter of 2005, the Company recorded additional abandonment obligation charges of $42.0 million and $32.8 million, respectively, which amounts are included in exploration and abandonments in the accompanying Consolidated Statements of Operations. If the Company is unable to reef a substantial portion of debris in place, the total costs to reclaim and abandon the East Cameron facility may be substantially more than the $86 million estimate that has been accrued as of September 30, 2006. The Company updated its application to reef the debris in place and filed the modified application with the appropriate regulatory agency during the third quarter of 2006. The Company expects to have more clarity around its reefing application by the end of the fourth quarter of 2006. The Company expects a substantial portion of the loss and any incremental cost if the Company is unable to reef the debris in place to be covered by insurance.

     Pioneer is currently pursuing the divestment of its Gulf of Mexico shelf properties. No assurance can be given that Pioneer and any potential purchaser will reach an agreement on final terms or that a sale will be consummated.

                        PIONEER NATURAL RESOURCES COMPANY


     Onshore Gulf Coast area. In South Texas, the Company has five rigs working in the Edwards Trend and expects to add another rig in early 2007. The Company has 245,000 gross acres under lease and continues to develop its Pawnee field while expanding the potential of the trend by drilling exploration and appraisal wells on new field prospects. The Company drilled a new discovery during the third quarter of 2006 and has drilled six discoveries to date in 2006. Two new processing facilities were also added during the third quarter of 2006. The Company has tied in five new discovery wells which are currently producing approximately 6 MMcfpd, and has twelve Edwards expansion wells currently drilling or waiting to be tied in to pipelines, including two wells that are expected to begin producing in early November, which tested at approximately 3.5 MMcfpd each.

     During the fourth quarter of 2006, the Company plans to test one new prospect and drill five appraisal wells and four development wells. In addition, approximately 850 square miles of 3-D seismic data will be acquired on new discoveries in South Texas through 2007 to support new field development drilling which is expected to be initiated mid-2007.

     The Company has acquired and continues to acquire acreage positions in Mississippi for its Norphlet and Cotton Valley resource plays. The Company is currently drilling Norphlet and Cotton Valley test wells and expects to know the well results by the end of 2006.

     Permian Basin area. During 2006, the Company expects to drill approximately 335 wells, which is an increase of approximately 78 percent over the number of wells drilled in the area during 2005 and by almost 200 percent relative to average annual wells drilled over the past five years. The Company has acquired over 90,000 additional gross acres in the area during 2006 and is drilling to the deeper Wolfcamp formations in the majority of wells in the Spraberry field, resulting in incremental production and proved reserves.

     Mid-Continent area. The Company's 2006 drilling plans are primarily comprised of drilling development wells in the Hugoton and West Panhandle fields. Pioneer is pursuing regulatory relief in the West Panhandle to allow for additional future drilling locations.

     Rocky Mountain area. In the Raton Basin, production is increasing as a result of a pipeline expansion that was completed in October 2005 plus additional field and wellhead compression. Pioneer expects to drill approximately 330 wells in the Raton field during 2006. Additionally, the Company intends to continue efforts during 2006 to optimize gathering and compression facilities in the area.

     In northwest Colorado, the Company's programs to evaluate the coalbed methane ("CBM") resource potential at Lay Creek and Columbine Springs are progressing. At Lay Creek, the Company has drilled six pilot wells in two separate pilot areas and completed workovers and recompletions on fourteen wells drilled by the previous operator. Results to date indicate that the coals are thicker than expected. During the fourth quarter of 2006, Pioneer plans to drill additional pilot wells and development wells and install the infrastructure to initiate sales by the end of 2006. At Columbine Springs, the Company completed its extension pilot program and put these wells and existing wells to production during third quarter of 2006 to assess production potential and water-handling requirements. If the CBM projects are determined to have commercial quantities of gas, full-field development could begin in both areas in 2007. The Company also plans to drill additional wells to further evaluate its resource play at Castlegate and to test its conventional Entrada gas play, both in the Uinta Basin in Utah.

     Alaska area. The Company's 2005-2006 winter drilling season program in Alaska included three exploratory wells (Hailstorm, Cronus and Antigua) in the Central North Slope area where Pioneer and its partners tested multiple play types that were close to existing infrastructure. The Company's Arctic Fox drilling rig was utilized for the three-well program. All three exploratory wells were determined to be unsuccessful.

     In June 2006, the Company exercised its option to acquire an additional 40 percent working interest, for a total current working interest of 50 percent, in the Cosmopolitan Unit. Pioneer was also elected operator of the Cosmopolitan Unit. The Company expects to drill an appraisal well to test the previous Cosmopolitan discovery during 2007.

                        PIONEER NATURAL RESOURCES COMPANY


     On the Oooguruk project, the Company continues to procure equipment and services, fabricate equipment and modify a drilling rig for installation in 2007. Development drilling on the project is expected to begin in late 2007 and first production is expected in 2008. In addition, during the 2006-2007 winter drilling season the Company plans to drill two exploratory wells in the National Petroleum Reserve - Alaska area.

     Canada. The Company's current operations are focused upon CBM projects in the Horseshoe Canyon area. In the Horseshoe Canyon area, the Company has drilled 85 wells through October 2006 and expects to complete and commence production on approximately 120 wells by the end of the fourth quarter of 2006 and to place approximately 55 additional wells on production in early 2007. The Company has completed its 2006 Chinchaga area drilling program. The Company has completed drilling its three Mannville CBM pilot projects and is currently production testing the projects to determine if commercial quantities of gas can be produced.

     West Africa. During the first quarter of 2006, the Company participated in the drilling of the Pina 1-X well on Block 256 in the deepwater of Nigeria, which was unsuccessful. As a result, the Company recorded a charge of $34.0 million for the dry hole cost and related acreage impairment. The Company has a 25 percent working interest in the block. The partners plan to drill an additional well on Block 256 in 2007 to test a different play type.

     In 2005, a partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria to gain exploration rights from the Nigerian National Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated party. The Company acquired 3-D seismic data covering the block during the fourth quarter of 2005 and the first quarter of 2006 and is currently evaluating the data. The Company's subsidiary plans to drill the first exploration well on the block during late 2007 or early 2008.

     In addition, the Company expects to drill a well on Block H offshore Equatorial Guinea in 2007. The Company holds a 50 percent working interest in the block.

     The Company has been evaluating alternatives to reduce its future capital commitments for its West Africa assets, including the possible divestment of such assets. In that regard, the Company has retained a third party adviser to assist it in marketing the assets and has opened a data room, which has been visited by a number of potential purchasers. The Company expects that any offers to purchase the properties will be received during the fourth quarter. Any purchase would likely be subject to the approvals of the relevant governmental authorities. No assurance can be given that any potential purchaser will be willing to purchase the properties on terms acceptable to Pioneer or, if an agreement is reached, that governmental approval will be obtained.

     South Africa. During the first nine months of 2006, the Company and its partner drilled three wells and plans to continue drilling the additional development wells to develop the gas and condensate fields discovered offshore South Africa. The Company also invested $51.7 million in facilities infrastructure and design work, with installation expected to commence at the end of 2006. First production from the South Coast Gas project is expected in the second half of 2007.

     Tunisia. In the Adam Concession, the Company spudded three appraisal wells during 2006, of which the Adam 4 and Hawa 3 wells were successful and the Adam 5 was unsuccessful and expensed as a dry hole during the third quarter. An additional exploration well is planned in the Adam Concession during the fourth quarter of 2006. In 2006, the Company's interest in the Adam Concession was reduced from 24 percent to 20 percent in accordance with the terms of the concession. On the adjacent Jenein Nord block, the Company acquired the remaining equity interest it did not already own in February 2006, becoming the operator of the block with 100 percent working interest. During 2006, the Company completed a 3-D seismic survey on both the Jenein Nord block and Adam Concession. The Company began drilling the Waha 1 well on the Jenein Nord block during the third quarter of 2006 and expects to drill one additional well on the Jenein Nord block during the fourth quarter of 2006. Also, a well is planned during the fourth quarter of 2006 on the Borj El Khadra block, which is adjacent to the Adam Concession.

                        PIONEER NATURAL RESOURCES COMPANY


Results of Operations

     Oil and gas revenues. Oil and gas revenues from continuing operations totaled $418.1 million and $1.2 billion for the three and nine month periods ended September 30, 2006, respectively, as compared to $389.7 million and $1.0 billion for the same respective periods of 2005.

     The increase in oil and gas revenues from continuing operations during the three months ended September 30, 2006, as compared to the same period of 2005, resulted from increases in sales prices, partially offset by decreases in sales volumes. During the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, the Company reported a 67 percent increase in oil prices, a 12 percent increase in NGL prices and a 12 percent decrease in gas prices. The Company also realized a three percent decrease in average daily BOE sales volumes, which is reflective of a decrease in oil volumes sold, partially offset by increases in NGL and gas volumes. The increase in oil and gas revenues from continuing operations during the nine months ended September 30, 2006, resulted from increases in oil and NGL sales prices, partially offset by a decline in reported sales volumes. In the year-to-date comparisons, the Company reported a 75 percent increase in oil prices, a 21 percent increase in NGL prices and a three percent decrease in gas prices. The Company also realized a decrease in oil volumes sold, partially offset by increases in NGL and gas volumes sold.

     The primary factors in the quarterly and nine-month relative increases in reported oil prices and decreases in reported oil sales volumes were first deliveries of oil volumes under the Company's VPP agreements during January 2006. In accordance with GAAP, VPP deliveries result in VPP deferred revenue amortization being recognized with no associated sales volumes being recorded.

     The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and nine months ended September 30, 2006 and 2005:

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

Oil (Bbls):
  United States.................        17,575       21,484        17,406       21,290
  Canada........................           312          209           299          194
  Africa........................         5,812        9,666         6,680       10,686
                                     ---------    ---------     ---------    ---------
  Worldwide.....................        23,699       31,359        24,385       32,170
                                     =========    =========     =========    =========
NGLs (Bbls):
  United States.................        18,884       18,176        18,599       16,835
  Canada........................           468          502           433          510
                                     ---------    ---------     ---------    ---------
  Worldwide.....................        19,352       18,678        19,032       17,345
                                     =========    =========     =========    =========
Gas (Mcf):
  United States.................       286,182      274,390       282,450      269,807
  Canada........................        46,664       37,562        42,456       36,160
                                     ---------    ---------     ---------    ---------
  Worldwide.....................       332,846      311,952       324,906      305,967
                                     =========    =========     =========    =========
Total (BOE):
  United States.................        84,155       85,391        83,080       83,093
  Canada........................         8,558        6,972         7,808        6,731
  Africa........................         5,812        9,666         6,680       10,686
                                     ---------    ---------     ---------    ---------
  Worldwide.....................        98,525      102,029        97,568      100,510
                                     =========    =========     =========    =========

     During the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, average daily sales volumes increased by 23 percent in Canada, while average daily sales volumes decreased by 40 percent in Africa and one percent in the United States. During the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, average daily sales volumes increased by 16 percent in Canada, while average daily sales volumes decreased by 37 percent in Africa and remained essentially

                        PIONEER NATURAL RESOURCES COMPANY


unchanged in the United States. Canadian average daily sales volumes from continuing operations increased due to new production from wells drilled and connected to infrastructure during the fourth quarter of 2005 and the first nine months of 2006. Partially offsetting these production increases were the aforementioned increases in volumes sold under VPPs and production decreases in Africa which were primarily attributed to normal production declines in the Company's Sable oil field in South Africa and timing of oil shipments for both South Africa and Tunisia.

     During the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, average daily oil volumes delivered under the Company's VPPs increased by 8,803 Bbls, while average daily gas volumes delivered decreased by 7,957 Mcf (1,326 BOE). On a year-to-date comparison, average daily oil volumes delivered under the Company's VPPs increased by 8,857 Bbls and average daily gas volumes delivered increased by 927 Mcf (154 BOE).

     The following table provides average daily sales volumes from discontinued operations, by geographic area and in total, during the three and nine months ended September 30, 2006 and 2005:

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

Oil (Bbls):
  United States.................            -         3,715         3,208        5,478
  Argentina.....................            -         7,930         3,362        7,972
  Canada........................            -             -             -           38
                                     --------     ---------     ---------    ---------
  Worldwide.....................            -        11,645         6,570       13,488
                                     ========     =========     =========    =========
NGLs (Bbls):
  United States.................            -           131             -           87
  Argentina.....................            -         1,917           563        1,814
  Canada........................            -             2             -          149
                                     --------     ---------     ---------    ---------
  Worldwide.....................            -         2,050           563        2,050
                                     ========     =========     =========    =========
Gas (Mcf):
  United States.................         (140)      189,429        48,195      248,556
  Argentina.....................            -       142,399        58,700      136,023
  Canada........................            -           347            58        8,676
                                     --------     ---------     ---------    ---------
  Worldwide.....................         (140)      332,175       106,953      393,255
                                     ========     =========     =========    =========
Total (BOE):
  United States.................          (23)       35,416        11,241       46,992
  Argentina.....................            -        33,581        13,708       32,456
  Canada........................            -            60            10        1,633
                                     --------     ---------     ---------    ---------
  Worldwide.....................          (23)       69,057        24,959       81,081
                                     ========     =========     =========    =========

                        PIONEER NATURAL RESOURCES COMPANY


     The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three and nine months ended September 30, 2006 and 2005:

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

  Average reported prices:
    Oil (per Bbl):
       United States..............   $   70.96    $   34.57     $   66.91    $   31.37
       Canada.....................   $   70.44    $   68.77     $   70.09    $   51.73
       Africa.....................   $   70.73    $   59.57     $   66.49    $   51.40
       Worldwide..................   $   70.89    $   42.51     $   66.83    $   38.15
    NGLs (per Bbl):
       United States..............   $   38.73    $   34.40     $   36.15    $   29.78
       Canada.....................   $   53.11    $   49.93     $   55.01    $   43.22
       Worldwide..................   $   39.08    $   34.82     $   36.58    $   30.18
    Gas (per Mcf):
       United States..............   $    6.24    $    7.18     $    6.30    $    6.67
       Canada.....................   $    6.91    $    7.51     $    7.27    $    6.57
       Worldwide..................   $    6.33    $    7.22     $    6.43    $    6.66
  Average realized prices:
    Oil (per Bbl):
       United States..............   $   69.58    $   60.61     $   65.34    $   52.35
       Canada.....................   $   70.44    $   68.77     $   70.09    $   51.73
       Africa.....................   $   70.73    $   59.57     $   66.34    $   51.40
       Worldwide..................   $   69.87    $   60.35     $   65.67    $   52.03
    NGLs (per Bbl):
       United States..............   $   38.73    $   34.40     $   36.15    $   29.78
       Canada.....................   $   53.11    $   49.93     $   55.01    $   43.22
       Worldwide..................   $   39.08    $   34.82     $   36.58    $   30.18
    Gas (per Mcf):
       United States..............   $    5.70    $    7.50     $    6.07    $    6.51
       Canada.....................   $    6.28    $    7.82     $    6.82    $    6.68
       Worldwide..................   $    5.77    $    7.51     $    6.17    $    6.53

     Hedging activities. The Company utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2006, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $28.2 million and $112.3 million, respectively, as compared to $82.6 million and $159.4 million during the same respective periods in 2005. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's hedging activities during the three and nine months ended September 30, 2006 and 2005.

     Deferred revenue. During the three and nine months ended September 30, 2006, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $47.4 million and $143.2 million, respectively, as compared to $21.9 million and $54.0 million during the same respective periods in 2005. See Notes F and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

     Interest and other income. Interest and other income from continuing operations for the three and nine months ended September 30, 2006 was $15.2 million and $42.1 million, respectively, as compared to $7.9 million and $21.9 million for the same respective periods in 2005. The $7.3 million increase in

                        PIONEER NATURAL RESOURCES COMPANY

interest and other income from continuing operations during the three months ended September 30, 2006, as compared to the same period in 2005, was primarily due to the Company's receipt of $5.6 million for Alaskan exploration incentive tax credits during the third quarter of 2006, and a $5.2 million increase in interest income primarily from the investment of Argentine divestiture proceeds, partially offset by a $4.8 million decrease in business interruption insurance recoveries associated with the 2005 Fain plant fire. Significant factors in the $20.2 million increase in interest and other income from continuing operations during the nine months ended September 30, 2006, as compared to the same period in 2005, included an $11.4 million increase in interest income primarily from the investment of Argentine and deepwater Gulf of Mexico divestiture proceeds, the aforementioned Alaskan exploration incentive credits and a $4.0 million increase in minority interest reimbursements, partially offset by an $10.6 million decrease in business interruption insurance claims. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's business interruption insurance claims.

     Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $103.0 million and $300.7 million during the three and nine months ended September 30, 2006, respectively, as compared to $92.8 million and $253.4 million for the same respective periods of 2005. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 15 percent and 22 percent, respectively, during the three and nine months ended September 30, 2006, as compared to the same respective periods in 2005, primarily due to (i) increases of approximately $.82 and $.99 per BOE, respectively, resulting from 96 percent and 138 percent relative increases in VPP volume deliveries on a BOE basis, for which the Company records no sales volumes but bears all associated production costs, (ii) general inflation of field service costs and (iii) increases in ad valorem taxes, production taxes and field utility costs due to increases in commodity prices.

     The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2006 and 2005:

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

Lease operating expenses............  $   5.98     $   5.63      $   6.12     $   5.14
Third-party transportation charges..      1.25         1.00          1.22         1.02
Taxes:
  Ad valorem........................      1.34         1.05          1.35         1.07
  Production........................      1.86         1.67          1.80         1.42
Workover costs......................       .93          .54           .80          .58
                                      --------     --------      --------     --------
  Total production costs............  $  11.36     $   9.89      $  11.29     $   9.23
                                      ========     ========      ========     ========

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

  United States.....................  $  10.84     $   9.50      $  10.82     $   8.91
  Canada............................  $  18.14     $  15.23      $  16.88     $  14.90
  Africa............................  $   8.94     $   9.50      $  10.62     $   8.19
  Worldwide.........................  $  11.36     $   9.89      $  11.29     $   9.23

     Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $10.51 and $9.97 per BOE for the three and nine months ended September 30, 2006, respectively, as compared to $8.08 and $7.84 per BOE during the same respective periods of 2005. Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $9.82 and $9.31 per BOE during the three and nine months ended September 30, 2006, as compared to $7.53 and $7.31 per BOE during the same respective periods in 2005. The increase in per BOE depletion expense from

                        PIONEER NATURAL RESOURCES COMPANY


continuing operations during the three and nine months ended September 30, 2006, as compared to the same respective periods in 2005, was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves, (ii) downward revisions of proved reserves during 2006 as compared to 2005, primarily due to the period end commodity price declines, (iii) the aforementioned sale of proved reserves under VPP agreements, for which the Company removed proved reserves with no corresponding decrease in cost basis, (iv) $.03 and $1.30 per BOE increases in respective Tunisian depletion expense primarily associated with a 2005 and 2006 decrease in the Company's working interest in the Adam Concession and (v) the Company being limited in the amount of proved reserves that could be recorded in Canada associated with its 2006 winter drilling program in Chinchaga until certain well performance data is obtained. The increases were partially offset by $5.78 and $3.64 per BOE respective decreases in South African depletion due to 2005 and year-to-date 2006 positive reserve revisions attributable to well performance.

     The following table provides depletion expense per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2006 and 2005:

                                       Three months ended          Nine months ended
                                          September 30,              September 30,
                                     ----------------------     ----------------------
                                        2006         2005          2006         2005
                                     ---------    ---------     ---------    ---------

  United States..................     $   9.59     $   6.98      $   9.05     $   6.78
  Canada.........................     $  15.86     $  14.01      $  15.09     $  12.75
  Africa.........................     $   4.20     $   7.64      $   5.86     $   8.03
  Worldwide......................     $   9.82     $   7.53      $   9.31     $   7.31

     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three and nine months ended September 30, 2006 and 2005:

                                                   United                     Africa
                                                   States       Canada       and Other         Total
                                                 ----------    ---------    ------------    ----------
                                                                           (in thousands)

Three months ended September 30, 2006:
   Geological and geophysical..............      $   19,390    $   1,510      $    6,092    $   26,992
   Exploratory dry holes...................           9,718          904           2,458        13,080
   Leasehold abandonments and other........           3,348          400               -         3,748
                                                 ----------    ---------      ----------    ----------
                                                 $   32,456    $   2,814      $    8,550    $   43,820
                                                 ==========    =========      ==========    ==========
Three months ended September 30, 2005:
   Geological and geophysical..............      $   11,875    $     892      $    3,214    $   15,981
   Exploratory dry holes...................             (19)         184           4,988         5,153
   Leasehold abandonments and other........          34,901          329               -        35,230
                                                 ----------    ---------      ----------    ----------
                                                 $   46,757    $   1,405      $    8,202    $   56,364
                                                 ==========    =========      ==========    ==========
Nine months ended September 30, 2006:
   Geological and geophysical..............      $   52,012    $   4,314      $   26,105    $   82,431
   Exploratory dry holes...................          41,076        3,941          17,670        62,687
   Leasehold abandonments and other........          45,984        1,155          17,823        64,962
                                                 ----------    ---------      ----------    ----------
                                                 $  139,072    $   9,410      $   61,598    $  210,080
                                                 ==========    =========      ==========    ==========
Nine months ended September 30, 2005:
   Geological and geophysical..............      $   49,201    $   3,756      $   23,073    $   76,030
   Exploratory dry holes...................          11,423        3,413          17,487        32,323
   Leasehold abandonments and other........          38,360          659             319        39,338
                                                 ----------    ---------      ----------    ----------
                                                 $   98,984    $   7,828      $   40,879    $  147,691
                                                 ==========    =========      ==========    ==========

                        PIONEER NATURAL RESOURCES COMPANY

     The Company's exploration and abandonment expense from continuing operations during the third quarter of 2006 was primarily attributable to dry hole provisions of $7.5 million and $1.8 million associated with the Company's unsuccessful Gulf of Mexico shelf Antigua prospect and the Adam 5 well in Tunisia, respectively, and property abandonment provisions. Significant components of the Company's exploration and abandonment expense from continuing operations during the nine months ended September 30, 2006 included (i) $34.0 million attributable to an unsuccessful well and related impairment of acreage on the Company's Block 256 permit in Nigeria, (ii) $16.7 million associated with three unsuccessful wells in the Company's winter drilling program in Alaska,
(iii) $20.0 million attributable to the write-off of the Company's Platypus and Antigua prospects on the shelf of the Gulf of Mexico and (iv) various other exploratory wells. The United States leasehold abandonments and other costs for the nine months ended September 30, 2006 includes a $42.0 million increase in East Cameron abandonment obligations that resulted from Hurricane Rita damage. During the nine months ended September 30, 2006, the Company drilled and evaluated 297 exploration/extension wells, 280 of which were successfully completed as discoveries. During the same respective period in 2005, the Company drilled and evaluated 97 exploration/extension wells, 73 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense from continuing operations for the three and nine months ended September 30, 2006 was $30.4 million and $92.1 million, respectively, as compared to $29.8 million and $83.9 million during the same respective periods in 2005. The increases in general and administrative expense from continuing operations were primarily due to increases in administrative staff and performance-related compensation costs including the amortization of restricted stock awarded to officers, directors and employees. The Company continues to monitor its general and administrative expenses and is focused on a number of cost control initiatives to limit its expenditures.

     Interest expense. Interest expense from continuing operations was $23.6 million and $82.9 million for the three and nine months ended September 30, 2006, respectively, as compared to $28.9 million and $91.0 million for the same respective periods in 2005. The weighted average interest rate on the Company's indebtedness for the three and nine months ended September 30, 2006, including the effects of interest rate derivatives and capitalized interest, was 6.1 percent and 6.5 percent, respectively, as compared to 6.6 percent and 6.5 percent for each of the same respective periods in 2005. The decrease in interest expense from continuing operations during the three months ended September 30, 2006, as compared to the same period of 2005, was primarily due to a $2.9 million increase in interest capitalized on the Company's Oooguruk development project in Alaska and South Coast Gas project in South Africa, a $2.1 million decrease in interest incurred on senior notes, primarily resulting from redemptions of higher yielding senior notes with proceeds from the issuance of lower yielding senior notes, and reduced average borrowings under the Company's Credit Agreement primarily as a result of the application of the proceeds from the disposition of assets. The decrease in interest expense from continuing operations during the nine months ended September 30, 2006, as compared to the same period of 2005, was primarily due to a $12.3 million decrease in interest incurred on senior notes, resulting from redemptions of higher yielding senior notes during 2005 and 2006 with proceeds from the issuance of lower yielding senior notes and a $5.6 million increase in the aforementioned capitalized interest. Partially offsetting these decreases were a $5.0 million increase in interest incurred on Credit Agreement borrowings as a result of higher average borrowings and Credit Agreement borrowing rates and a $3.9 million decrease in the amortization of interest rate hedge gains.

     Other expenses. Other expenses from continuing operations for the three and nine months ended September 30, 2006 were $14.8 million and $31.6 million, respectively, as compared to $34.2 million and $58.7 million for the same respective periods in 2005. The decrease in other expenses from continuing operations for the three months ended September 30, 2006, as compared to the same period of 2005, is primarily attributable to $18.6 million of 2005 losses on bond redemptions and a $7.8 million decrease in hedge ineffectiveness. The decrease in other expenses from continuing operations during the nine months ended September 30, 2006, as compared to the same period of 2005, is primarily attributable to a $28.1 million decrease in hedge ineffectiveness and a $17.6 million decrease in losses on bond redemptions and conversions, partially offset by a $6.3 million increase in litigation contingency accrual.

                        PIONEER NATURAL RESOURCES COMPANY


     Income tax provision. The Company recognized income tax provisions on continuing operations of $40.3 million and $111.2 million during the three and nine months ended September 30, 2006, respectively, as compared to $17.4 million and $93.2 million for the same respective periods in 2005. The Company's effective tax rate on continuing operations of 33.4 percent and 43.4 percent during the three and nine months ended September 30, 2006, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

o    foreign tax rates,
o adjustments to the deferred tax liability for changes in enacted tax laws and rates; during the nine months ended September 30, 2006, this primarily related to a $13.5 million increase associated with the Texas margin tax and $9.8 million decrease due to reductions in Canadian tax rates,
o    statutes  in foreign  jurisdictions  that  differ  from those in the United
     States,
o recognition of $6.2 million of deferred tax benefit, in the third quarter of 2006, as a result of conversion of senior convertible notes prior to the Company's repayment of the debt principal (see Note E of Notes to Consolidated Financial Statements) and
o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits; during the three and nine month periods ended September 30, 2006, this primarily related to Nigerian exploration expenses of approximately $2.6 million and $41.8 million, respectively.

     See Note D of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for additional information regarding the Company's income taxes, the Texas margin tax, changes in Canadian tax rates and the effects of the 2005 Gabon divestment.

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

       Country              Description of Assets              Date Divested
       -------              ---------------------              -------------

       Canada               Martin Creek, Conroy Black         May 2005
                            and Lookout Butte fields

       United States        Two Gulf of Mexico                 August 2005
                            shelf fields

       United States        Deepwater Gulf of Mexico           March 2006
                            Fields

       Argentina            Argentine assets                   April 2006

     The Company recognized income from discontinued operations of $0.5 million and $566.8 million during the three and nine months ended September 30, 2006, respectively, as compared to $62.1 million and $282.3 million for the same respective periods of 2005. The income from discontinued operations for the third quarter of 2006 is attributable to post-closing settlements on the deepwater Gulf of Mexico and Argentine divestitures.

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

                        PIONEER NATURAL RESOURCES COMPANY


     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine months ended September 30, 2006 totaled $342.2 million and $986.7 million, respectively, as compared to $406.2 million and $846.9 million for the same respective periods of 2005. During the three and nine months ended September 30, 2006, the Company's expenditures for additions to oil and gas properties were funded by $182.7 million and $644.3 million, respectively, of net cash provided by operating activities and a portion of the $1.6 billion of net proceeds received in conjunction with the sale of the Company's deepwater Gulf of Mexico and Argentine assets (net of payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets). During the three months ended September 30, 2005, the Company's additions to oil and gas properties were funded by $309.8 million of net cash provided by operating activities and borrowings on the Company's lines of credit. During the nine months ended September 30, 2005, the Company's additions to oil and gas properties were internally funded by $923.4 million of net cash provided by operating activities.

     Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2006, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2005, the material changes in the Company's contractual obligations included (i) a $900 million reduction in outstanding borrowings under the Credit Agreement, (ii) an increase of approximately $332 million in the Company's drilling commitments, (iii) a $437.3 million decrease in derivative obligations and (iv) a $69.4 million increase in outstanding undrawn letters of credit. See "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the nine months ended September 30, 2006.

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

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. During the next twelve months, the Company anticipates that net cash provided by operating activities may be insufficient to fund its capital commitments; however, net cash provided by operating activities combined with proceeds from financing activities and sales of nonstrategic assets are expected to be sufficient to fund capital commitments during the foreseeable future.

     Asset divestitures. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a pretax gain of $724.7 million. The proceeds were reduced by $193.2 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness under the Credit Agreement and for general corporate purposes.

                        PIONEER NATURAL RESOURCES COMPANY


     Operating activities. Net cash provided by operating activities during the three and nine months ended September 30, 2006 was $182.7 million and $644.3 million, respectively, as compared to $309.8 million and $923.4 million for the same respective periods in 2005. The decreases were primarily due to operations discontinued in 2005 and 2006, partially offset by increases in oil and gas sales from continuing operations. As a result of the sale of the deepwater Gulf of Mexico assets, the Company utilized all of its available United States NOLs, other than those subject to limitations. The use of the available United States NOLs has accelerated the Company's payment of cash taxes.

     Investing activities. Investing activities used $367.2 million and $357.0 million of net cash during the three month periods ended September 30, 2006 and 2005, respectively, and provided $598.1 million and $302.2 million of net cash during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in net cash provided by investing activities during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to a $458.0 million increase in proceeds from disposition of assets, partially offset by a $139.7 million increase in additions to oil and gas properties.

     Financing activities. Net cash used in financing activities during the three months ended September 30, 2006 was $172.4 million, as compared to net cash provided by financing activities of $52.6 million during the same period in 2005. Net cash used in financing activities during the nine months ended September 30, 2006 and 2005 was $1.2 billion.

     During February 2006, the Board declared a semiannual dividend of $.12 per common share, payable April 12, 2006 to shareholders of record on March 29, 2006. Associated therewith, the Company paid $15.5 million of aggregate dividends during April 2006. During August 2006, the Board declared a semiannual dividend of $.13 per common share, payable on October 12, 2006 to shareholders of record on September 28, 2006. Associated therewith, the Company paid $16.4 million of aggregate dividends during October 2006. Future dividends are at the discretion of the Board, and the Board may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005. Purchase of the remaining $359 million of the authorization was initiated in mid-May 2006. During the three and nine months ended September 30, 2006, the Company expended $125.2 million to acquire
3.2 million shares of treasury stock and $297.6 million to acquire 7.5 million shares of treasury stock, respectively, of which $124.4 million and $294.2 million, respectively, were repurchased pursuant to the repurchase program.

     During May 2006, the Company issued $450 million of 6.875% Notes for net proceeds of $447.4 million. The Company used the net proceeds from the 6.875% Notes to repurchase $346.2 million of its 6.50% Notes and for general corporate purposes.

     During 2006, holders of $73 million of the Company's Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $58.3 million in cash, issued 1.7 million shares and recorded a $16.1 million increase to stockholders' equity. During the remainder of 2006, the Company expects that the remaining $27 million of Convertible Notes will be converted by the holders or redeemed by the Company for cash at par value.

     The Company's financing activities through September 30, 2006 had the effect of extending the maturities of the Company's long-term debt and minimally increasing the Company's future weighted average interest rate on fixed rate debt. Effective September 29, 2006, the participating lenders extended the maturity on $1.395 billion of aggregate loan commitments under the Credit Agreement to September 30, 2011.

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

                        PIONEER NATURAL RESOURCES COMPANY


     Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity on the Credit Agreement. There were no outstanding borrowings under the Credit Agreement as of September 30, 2006. After deducting $153.6 million of undrawn and outstanding letters of credit under the Credit Agreement, the Company had $1.3 billion of unused borrowing capacity as of September 30, 2006. In the future, to the extent that Pioneer's liquidity results in cash in excess of immediate capital needs, the Company may invest in short-term cash equivalent securities.

     Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. During the fourth quarter of 2005, S&P cut the Company's corporate credit rating to BB+ with a stable outlook from BBB-. During January 2006, Moody's cut the Company's corporate credit rating to Ba1 with a negative outlook from Baa3. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. As a result of the downgrades, the interest rate and fees the Company pays on the Credit Agreement have increased and additional debt covenant requirements under the Credit Agreement were triggered. During the first nine months of 2006, primarily as a result of the Company's downgrades by the rating agencies, the Company increased its outstanding letters of credits by approximately $69 million pursuant to agreements that contain provisions with rating triggers. The downgrades are not expected to materially affect the Company's financial position or liquidity, but could negatively impact the Company's ability to obtain additional financing or the interest rate and fees associated with such additional financing.

     Book capitalization and current ratio. The Company's book capitalization at September 30, 2006 was $4.2 billion, consisting of debt of $1.2 billion and stockholders' equity of $3.0 billion. The Company's debt to book capitalization decreased to 29 percent at September 30, 2006 from 48 percent at December 31, 2005, primarily due to the recording of gains and the application of proceeds from the aforementioned asset dispositions. The Company's ratio of current assets to current liabilities was .59 to 1.00 at September 30, 2006 as compared to .60 to 1.00 at December 31, 2005.

     New accounting pronouncement. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to assess potential impacts of this Interpretation.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS 157.

     In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"). Under SFAS 158, a business entity that sponsors one or more single-employer defined benefit plans is required to:

o recognize the funded status of a benefit plan--measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation--in its statement of financial position,
o recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost,
o measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and
o disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

                        PIONEER NATURAL RESOURCES COMPANY


     An employer with publicly traded securities is required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company will adopt the provisions of SFAS 158 effective on December 31, 2006. The Company's presently recognizes the funded status of its defined benefit postretirement plans. Consequently, the adoption of SFAS 158 is not expected to have a material impact on the Company's liquidity, financial position or future results of operations.

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

     The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first nine months of 2006:

                                                    Derivative Contract Net Liabilities (a)
                                              ----------------------------------------------------
                                                              Foreign
                                                              Exchange     Interest
                                              Commodities       Rate         Rate          Total
                                              -----------     --------     --------     ----------
                                                                     (in thousands)

Fair value of contracts outstanding
   as of December 31, 2005................    $  (748,477)    $      -     $      -     $ (748,477)
Changes in contract fair value (b)........        168,493           78        1,349        169,920
Contract maturities.......................        122,767          (78)           -        122,689
Contract terminations.....................        293,467            -       (1,349)       292,118
                                              -----------     --------     --------     ----------
Fair value of contracts outstanding
   as of September 30, 2006...............    $  (163,750)    $      -     $      -     $ (163,750)
                                              ===========     ========     ========     ==========

---------------
(a) Represents the fair values of open derivative contracts subject to market risk. The Company also had $99.4 million and $870 thousand of obligations under terminated derivatives as of September 30, 2006 and December 31, 2005, respectively, for which no market risk exists.
(b) At inception, derivative contracts entered into by the Company have no intrinsic value.

     Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at September 30, 2006 or December 31, 2005.

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

                        PIONEER NATURAL RESOURCES COMPANY


     The following table provides information about other financial instruments to which the Company was a party as of September 30, 2006 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2006. As of September 30, 2006, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

                            Interest Rate Sensitivity
                    Debt Obligations as of September 30, 2006



                        Three Months                                                                              Liability
                           ending                            Year ending December 31,                           Fair Value at
                        December 31,    --------------------------------------------------------------------    September 30,
                            2006          2007       2008       2009       2010     Thereafter       Total          2006
                        ------------    -------    -------    -------    -------    ----------    ----------    -------------
                                                                      ($ in thousands)
Total Debt:
 Fixed rate principal
    maturities (a).....   $     -       $32,075    $ 3,777    $     -    $     -    $1,259,985    $1,295,837      $1,299,742
 Weighted average
    interest rate......      6.52          6.51       6.48       6.48       6.48          6.48

-------------
(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.

     Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas price as of September 30, 2006. As of September 30, 2006, the Company was a party to one gas index basis swap that is not designated as a hedge and which represented a $9 thousand asset. Otherwise, all of the Company's oil and gas derivative financial instruments qualified as hedges.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

                        PIONEER NATURAL RESOURCES COMPANY


                          Oil and Gas Price Sensitivity
            Derivative Financial Instruments as of September 30, 2006


                                                                                                   Asset
                                                   Three months           Year ending           (Liability)
                                                      Ending              December 31,         Fair Value at
                                                   December 31,     ---------------------      September 30,
                                                       2006           2007         2008             2006
                                                   ------------     --------     ---------     -------------
                                                                                               (in thousands)
Oil Hedge Derivatives:
  Average daily notional Bbl volumes:
    Swap contracts............................           5,000          6,000        6,500       $(171,573)
      Weighted average fixed price per Bbl....       $   37.20      $   31.26    $   31.19
    Collar contracts (a)......................           6,500          1,000            -       $  (7,322)
      Weighted average ceiling price
         per Bbl..............................       $   66.41      $   89.00    $       -
      Weighted average floor price per Bbl....       $   41.92      $   50.00    $       -
  Average forward NYMEX oil prices (b)........       $   57.82      $   65.15    $   68.72

Gas Hedge Derivatives:
  Average daily notional MMBtu volumes (c):
    Swap contracts (a)........................          63,875         59,195       15,000       $  (5,503)
      Weighted average fixed price per MMbtu..       $    4.32      $    7.06         8.62
    Collar contracts..........................          95,000          6,164                    $  20,648
      Weighted average ceiling price
         per MMbtu............................       $   14.49      $   11.52     $      -
      Weighted average floor price per MMbtu..       $    6.55      $    9.00     $      -
  Average forward NYMEX gas prices (b)........       $    7.32      $    8.06     $   7.68

-------------
(a) Subsequent to September 30, 2006, the Company (i) reduced its oil hedge position by terminating 2007 oil swap contracts for 1,000 Bbls per day with a fixed price of $30.80 per Bbl and terminating the 2007 oil collar contracts that are included in the table above and (ii) increased its gas hedge position by entering into gas swap contracts for 40,000 MMBtu per day of forecasted 2007 gas sales at a weighted average price per MMBtu of $7.40 (Panhandle Eastern Pipeline Oklahoma (mainline) index price) and 10,000 MMBtu per day of forecasted 2007 gas sales at a weighted average price per MMBtu of $7.80 (Houston Ship Channel index price).
(b) The average forward NYMEX oil and gas prices are based on October 30, 2006 market quotes.
(c) To minimize basis risk, the Company enters into basis swaps for a portion of its gas hedges to convert the index price of the hedging instrument from a NYMEX index to an index which reflects the geographic area of production. The Company considers these basis swaps as part of the associated swap and collar contracts and, accordingly, the effects of the basis swaps have been presented together with the associated contracts.

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

                        PIONEER NATURAL RESOURCES COMPANY


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

     The Company is party to the legal proceedings that are described under "Legal actions" in Notes I and N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

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

                        PIONEER NATURAL RESOURCES COMPANY


Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended September 30, 2006:

                                                                  Total Number of Shares      Approximate Dollar
                                                                   (or Units) Purchased        Amount of Shares
                          Total Number of      Average Price        As Part of Publicly        that May Yet Be
                         Shares (or Units)     Paid per Share         Announced Plans          Purchased under
      Period               Purchased (a)         (or Unit)              or Programs          Plans or Programs (b)
      ------             -----------------     --------------     ----------------------     ---------------------

July 2006...........                  -           $      -                        -
August 2006.........            812,711           $   42.03                 795,100
September 2006......          2,352,494           $   38.70               2,351,700
                            -----------                                ------------
     Total..........          3,165,205           $   39.56               3,146,800              $  65,100,421
                            ===========                                ============              =============

-----------
(a) Amounts include shares withheld to satisfy tax withholding on employees' stock awards for which restrictions have lapsed.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $641 million of which was completed in 2005. An additional $294 million has been completed through September 30, 2006.

Item 6.     Exhibits

Exhibits

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

                                              PIONEER NATURAL RESOURCES COMPANY


Date:   November 6, 2006               By:      /s/ Richard P. Dealy
                                              --------------------------------
                                              Richard P. Dealy
                                              Executive Vice President and Chief
                                              Financial Officer




Date:   November 6, 2006               By:      /s/ Darin G. Holderness
                                              --------------------------------
                                              Darin G. Holderness
                                              Vice President and Chief
                                              Accounting Officer

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