Form 10-K
period 2006-12-31
PIONEER NATURAL RESOURCES CO
filed 2007-02-20
CIK 1038357

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              /x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2006
                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 1-13245
                        Pioneer Natural Resources Company
             (Exact name of registrant as specified in its charter)

                    Delaware                                75-2702753
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)
5205 N. O'Connor Blvd., Suite 200, Irving, Texas               75039
    (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (972) 444-9001

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
      Common Stock...................          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes  x     No
                                              -----      -----

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes       No  x
                                                        -----    -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    x     No
     -----        ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  x   Accelerated filer      Non-accelerated filer
                       ----                   ----                       ----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes      No  x
                           ----    ----

Aggregate market  value of the  voting and  non-voting common equity held by  non-affiliates computed  by reference to  the price  at  which  the  common  equity was  last  sold, or the average bid and asked price of such  common equity, as of the last business day of the registrant's most recently completed second fiscal quarter............................................ $5,732,341,639
Number of shares of Common Stock  outstanding  as of
February 13, 2007................................................    123,502,029

                      Documents Incorporated by Reference:

(1) Proxy Statement for Annual Meeting of Shareholders to be held during May 2007 -- Referenced in Part III of this report.

                                TABLE OF CONTENTS


                                                                        Page
Cautionary Statement Concerning Forward-Looking Statements...........     3
Definitions of Certain Terms and Conventions Used Herein.............     4

                                     PART I

Item 1.   Business...................................................     5
             General.................................................     5
             Available Information...................................     5
             Mission and Strategies..................................     5
             Business Activities.....................................     6
             Operations by Geographic Area...........................     8
             Marketing of Production.................................     8
             Competition, Markets and Regulations....................     8
Item 1A.  Risk Factors...............................................    10
Item 1B.  Unresolved Staff Comments..................................    15
Item 2.   Properties.................................................    15
             Proved Reserves.........................................    16
             Description of Properties...............................    18
             Selected Oil and Gas Information........................    25
Item 3.   Legal Proceedings..........................................    32
Item 4.   Submission of Matters to a Vote of Security Holders........    32

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities..........    33
             Purchases of Equity Securities by the Issuer and
             Affiliated Purchasers...................................    33
Item 6.   Selected Financial Data....................................    34
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations of Operations....................    36
             Strategic Initiatives and Goals.........................    36
             Financial and Operating Performance.....................    36
             2007 Outlook and Activities.............................    37
             Acquisitions............................................    38
             Divestitures............................................    38
             Results of Operations...................................    39
             Capital Commitments, Capital Resources and Liquidity....    47
             Critical Accounting Estimates...........................    52
             New Accounting Pronouncements...........................    55
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.    56
             Quantitative Disclosures................................    56
             Qualitative Disclosures.................................    60
Item 8.   Financial Statements and Supplementary Data................    63
             Index to Consolidated Financial Statements..............    63
             Report of Independent Registered Public Accounting Firm.    64
             Consolidated Financial Statements.......................    65
             Notes to Consolidated Financial Statements..............    71
             Unaudited Supplementary Information.....................   109
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure...................................   115
Item 9A.  Controls and Procedures....................................   115

Item 9B.  Other Information..........................................   117
                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance.....   117
Item 11.  Executive Compensation.....................................   117
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.................   117
Item 13.  Certain Relationships and Related Transactions, and
          Director Independence......................................   118
Item 14.  Principal Accounting Fees and Services.....................   118

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules....................   119
    Signatures.......................................................   125
    Exhibit Index....................................................   126

Cautionary Statement Concerning Forward-Looking Statements

     Parts I and II of this annual report on Form 10-K (the "Report") contain forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") or its management are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Item 1. Business -- Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

o    "Bbl" means a standard barrel containing 42 United States gallons.
o    "Bcf" means one billion cubic feet.
o "BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.
o    "BOEPD" means BOE per day.
o "Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
o    "CBM" means coal bed methane.
o "field fuel" means gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point.
o "GAAP" means accounting principles that are generally accepted in the United States of America.
o    "LIBOR"  means London  Interbank  Offered  Rate,  which is a market rate of interest.
o    "MBbl" means one thousand Bbls.
o    "MBOE" means one thousand BOEs.
o    "Mcf" means one thousand cubic feet and is a measure of natural gas volume.
o    "MMBbl" means one million Bbls.
o    "MMBOE" means one million BOEs.
o    "MMBtu" means one million Btus.
o    "MMcf" means one million cubic feet.
o    "NGL" means natural gas liquid.
o    "NYMEX" means the New York Mercantile Exchange.
o    "NYSE" means the New York Stock Exchange.
o "Pioneer" or the "Company" means Pioneer Natural Resources Company and its subsidiaries.
o "proved reserves" mean the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
         (i) Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
     (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.
         (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
         (iii) Estimates of proved reserves do not include the following:(A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.
o    "SEC" means the United States Securities and Exchange Commission.
o "Standardized Measure" means the after-tax present value of estimated future net revenues of proved reserves, determined in accordance with the rules and regulations of the SEC, using prices and costs in effect at the specified date and a 10 percent discount rate.
o    "VPP" means volumetric production payment.
o    "U.S." means United States.
o With respect to information on the working interest in wells, drilling locations and acreage, "net" wells, drilling locations and acres are determined by multiplying "gross" wells, drilling locations and acres by the Company's working interest in such wells, drilling locations or acres. Unless otherwise specified, wells, drilling locations and acreage statistics quoted herein represent gross wells, drilling locations or acres.
o    Unless  otherwise  indicated,  all currency  amounts are  expressed in U.S.
     dollars.

                                     PART I

ITEM 1.     BUSINESS

General

     Pioneer is a Delaware corporation whose common stock is listed and traded on the NYSE. The Company is a large independent oil and gas exploration and production company with current operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

     The Company's executive offices are located at 5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039. The Company's telephone number is (972) 444-9001. The Company maintains other offices in Anchorage, Alaska; Denver, Colorado; Midland, Texas; Calgary, Canada; London, England; Lagos, Nigeria; Capetown, South Africa and Tunis, Tunisia. At December 31, 2006, the Company had 1,624 employees, 924 of whom were employed in field and plant operations.

Available Information

     Pioneer files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that Pioneer files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including Pioneer, that file electronically with the SEC. The public can obtain any documents that Pioneer files with the SEC at http://www.sec.gov.

     The Company also makes available free of charge through its internet website (www.pxd.com) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Mission and Strategies

     The Company's mission is to enhance shareholder investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are predicated on maintaining financial flexibility and capital allocation discipline. These strategies are anchored by the Company's long-lived Spraberry oil field and Hugoton, Raton and West Panhandle gas fields which have an estimated remaining productive life in excess of 40 years. Underlying these fields are approximately 89 percent of the Company's proved oil and gas reserves as of December 31, 2006.

     Strategic initiatives and goals. During 2006, the Company accomplished significant goals underlying the strategic initiatives established in 2005 to enhance shareholder value and investment returns. Specifically, the Company (i) essentially completed its $1 billion share repurchase program, (ii) successfully divested its deepwater Gulf of Mexico and Argentina assets at attractive valuations, (iii) allocated and focused its investment capital more heavily towards predictable oil and gas basins in North America that delivered strong production growth and (iv) lowered its risk profile by expanding North American unconventional resource investments while reducing higher-risk exploration expenditures.

     2007 Plans. During 2007, the Company plans to: (i) grow production by 10 percent or more, anchored by continued low-risk development drilling in the Spraberry oil and Raton gas fields, (ii) commence production at the South Coast Gas project in South Africa in the second half of 2007, (iii) complete the construction and installation of facilities at the Company's Alaskan Oooguruk project and initiate drilling in late 2007, with first production in 2008, (iv) progress development of the Tunisian and Edwards Trend resource plays into production and reserve growth areas, (v) advance several other unconventional resource plays initiated during 2006, (vi) selectively explore for and develop proved reserves in areas that it believes will offer superior reserve growth and profitability potential; (vii) evaluate opportunities to acquire oil and gas properties that will complement the Company's exploration and development drilling activities; (viii) invest in the personnel and technology necessary to maximize the Company's exploration and development successes; and (ix) maintain liquidity, allowing the Company to take advantage of future exploration, development and acquisition opportunities.

Business Activities

     The Company is an independent oil and gas exploration and production company. Pioneer's purpose is to competitively and profitably explore for, develop and produce oil, NGL and gas reserves. In so doing, the Company sells homogenous oil, NGL and gas units which, except for geographic and relatively minor quality differences, cannot be significantly differentiated from units offered for sale by the Company's competitors. Competitive advantage is gained in the oil and gas exploration and development industry by employing experienced management and staff that will lead the Company to prudent capital investment decisions, technological innovation and price and cost management.

     Petroleum industry. For the last several years the petroleum industry has generally been characterized by volatile oil, NGL and gas commodity prices. During 2006, the Company's performance was also impacted by increasing costs, particularly higher drilling and well servicing rig rates and drilling supplies. During recent years, world oil prices increased in response to increases in demand from Asian economies and the perceived threat of supply disruptions in the Middle East, Nigeria, Venezuela and other areas. In 2006, oil prices initially increased due to supply uncertainty surrounding Middle East conflicts and then later decreased on moderating world demand and the easing of world tension, especially in the Middle East. North American gas prices fell in 2006 as a result of increased North American drilling and production, a very mild start to winter and a very large gas inventory overhang. Significant factors that will impact 2007 commodity prices include developments in the issues currently impacting Iraq and Iran and the Middle East in general; the extent to which members of the Organization of Petroleum Exporting Countries ("OPEC") and other oil exporting nations are able to continue to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals, including the impact of increasing liquefied natural gas ("LNG") deliveries to the United States.

     To mitigate the impact of commodity price volatility on the Company's net asset value, Pioneer utilizes commodity hedge contracts. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the impact to oil and gas revenues during 2006, 2005 and 2004 from the Company's hedging activities and the Company's open hedge positions at December 31, 2006.

     The Company. The Company's asset base is anchored by the Spraberry oil field located in West Texas, the Hugoton gas field located in Southwest Kansas, the Raton gas field located in southern Colorado and the West Panhandle gas field located in the Texas Panhandle. Complementing these areas, the Company has exploration and development opportunities and/or oil and gas production activities in the Gulf of Mexico, the onshore Gulf Coast area and Alaska, and internationally in Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia. Combined, these assets create a portfolio of resources and opportunities that are well balanced among oil, NGLs and gas, and that are also well balanced between long-lived, dependable production, lower-risk exploration and development opportunities and a limited number of higher-impact exploration opportunities. Additionally, the Company has a team of dedicated employees that represent the professional disciplines and sciences that will allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.

     The Company provides administrative, legal, financial and management support to United States and foreign subsidiaries that explore for, develop and produce oil, NGL and gas reserves. Production operations are principally located domestically in Texas, Kansas, Colorado, Louisiana, Utah and the Gulf of Mexico, and internationally in Canada, South Africa and Tunisia.

     Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGLs and gas through development drilling, production enhancement activities and acquisitions of producing properties while minimizing the controllable costs associated with the production activities. During the year ended December 31, 2006, the Company's average daily production, on a BOE basis, decreased as a result of (i) initiation of oil deliveries in January 2006 associated with certain VPP transactions completed in 2005, which reduced the Company's reported production and (ii) production decreases in the Company's

Sable oil field in South Africa and the Adam Concession oil field in Tunisia. Partially offsetting the decreases in production volumes were increases in oil production in the Spraberry field and gas production from the Raton field and Canada as part of the Company's aggressive 2006 drilling program. Excluding the delivery of the VPP volumes in 2006 (5.6 MMBOE) and 2005 (2.5 MMBOE), the Company's North American production increased approximately nine percent, which the Company believes provides a better understanding of the actual results of the Company's 2006 North American drilling program excluding the increased scheduled VPP deliveries. Production, price and cost information with respect to the Company's properties for 2006, 2005 and 2004 is set forth under "Item 2. Properties -- Selected Oil and Gas Information -- Production, Price and Cost Data".

     Development activities. The Company seeks to increase its oil and gas reserves, production and cash flow through development drilling and by conducting other production enhancement activities, such as well recompletions. During the three years ended December 31, 2006, the Company drilled 2,346 gross (2,159 net) wells, 94 percent of which were successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $3.0 billion.

     The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2006 include proved undeveloped reserves and proved developed reserves that are behind pipe of 202 MMBbls of oil and NGLs and 1,082 Bcf of gas. Development of these proved reserves will require future capital expenditures. The timing of the development of these reserves will be dependent upon the commodity price environment, the Company's expected operating cash flows and the Company's financial condition. The Company believes that its current portfolio of proved reserves and unproved prospects provides attractive development and exploration opportunities for at least the next three to five years.

     Exploratory activities. The Company has devoted significant efforts and resources to hiring and developing a highly skilled exploration staff as well as acquiring a portfolio of lower-risk exploration opportunities complemented by a limited number of higher-impact exploration opportunities. During 2006, the Company divested substantially all of its assets in the deepwater Gulf of Mexico and Argentina and focused its exploration efforts towards lower-risk onshore North America and Africa opportunities. In the 2007 capital spending budget, the Company expects to spend approximately 20 percent of its $1.1 billion capital budget to test and develop lower-risk resource plays in onshore North America and Tunisia, and another five percent for high-impact exploration in the U.S. (principally Alaska) and West Africa. Exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons than development drilling or enhanced recovery activities. See "Item 1A. Risk Factors -- Drilling activities" below.

     Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that feature producing properties and provide exploration/exploitation opportunities. During 2006, 2005 and 2004, the Company invested $223.2 million, $272.9 million and $2.6 billion, respectively, of acquisition capital to purchase proved oil and gas properties, including additional interests in its existing assets, and to acquire new prospects for future exploitation and exploration activities. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Company's acquisitions during 2006, 2005 and 2004.

     The Company periodically evaluates and pursues acquisition opportunities (including opportunities to acquire particular oil and gas assets and entities owning oil and gas assets and opportunities to engage in mergers, consolidations or other business combinations with such entities) and at any given time may be in various stages of evaluating such opportunities. Such stages may take the form of internal financial analysis, oil and gas reserve analysis, due diligence, the submission of an indication of interest, preliminary negotiations, negotiation of a letter of intent or negotiation of a definitive agreement. The success of any acquisition is uncertain and will depend on a number of factors, some of which are outside the Company's control. See "Item 1A. Risk Factors -- Acquisitions".

     Asset divestitures. The Company regularly reviews its asset base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. While the Company generally does not dispose of assets solely for the purpose of reducing debt, such dispositions can have the result of furthering the Company's objective of increasing financial flexibility through reduced debt levels. See Notes N, T and V of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures, VPPs and discontinued operations during 2006, 2005 and 2004.

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

Marketing of Production

     General. Production from the Company's properties is marketed using methods that are consistent with industry practices. Sales prices for oil, NGL and gas production are negotiated based on factors normally considered in the industry, such as the index or spot price for gas or the posted price for oil, price regulations, distance from the well to the pipeline, well pressure, estimated reserves, commodity quality and prevailing supply conditions. See "Qualitative Disclosures" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional discussion of operations and price risk.

     Significant purchasers. During 2006, the Company's significant purchasers of oil, NGLs and gas were Oneok Resources (12 percent), Plains Marketing LP (12 percent) and Occidental Energy Marketing, Inc. (11 percent). The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on its ability to sell its oil, NGL and gas production.

     Hedging activities. The Company, from time to time, utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the cash flow to fund the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's hedging activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact on oil and gas revenues during 2006, 2005 and 2004 from commodity hedging activities and the Company's open and terminated commodity hedge positions at December 31, 2006.

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

     Governmental regulations. Enterprises that sell securities in public markets are subject to regulatory oversight by agencies such as the SEC and the NYSE. This regulatory oversight imposes on the Company the responsibility for establishing and maintaining disclosure controls and procedures that will ensure that material information relating to the Company and its consolidated subsidiaries is made known to the Company's management and that the financial statements and other information included in submissions to the SEC do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made in such submissions not misleading. Compliance with some of these regulations is costly and regulations are subject to change or reinterpretation.

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

     Environmental and health controls. The Company's operations are subject to numerous U.S. federal, state and local, as well as foreign laws and regulations governing the discharge of substances into the environment or otherwise relating to environmental and health protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the type, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas or impose substantial liabilities for pollution resulting from oil and gas operations. The Company's inability to obtain these permits in a timely manner or at all could cause delays or otherwise negatively impact the Company's ability to implement its business plans. Failure to comply with these environmental laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of remedial obligations, and the issuance of injunctions that limit or prevent operations. Although the Company believes that compliance with U.S. and foreign environmental laws and regulations will not have a material adverse effect on its future results of operations or financial condition, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities will not be incurred or that curtailment in production or processing might not arise as a result of such compliance. Moreover, it is possible that other developments, such as stricter environmental laws and regulations or claims for damages to property or persons resulting from the Company's operations, could result in substantial costs and liabilities.

     In the U.S., the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

     The Company's field operations in the U.S. involve the use of gas-fired compressors, which are subject to the federal Clean Air Act and analogous state laws governing the control and permitting of air emissions. The Company believes that it is in compliance with applicable permitting and control technology requirements of such laws and regulations; however, in the future, additional facilities could become subject to additional permitting, monitoring and pollution control requirements as compressor facilities are expanded.

     The Company's operations outside of the U.S. are generally subject to similar foreign governmental controls relating to protection of the environment. The Company believes that compliance with the existing requirements of these foreign governmental bodies has not had a material adverse effect on the Company's operations.

ITEM 1A.    RISK FACTORS

     The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company's business activities. Other risks are described in "Item 1. Business -- Competition, Markets and Regulations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk". These risks are not the only risks facing the Company. The Company's business could also be impacted by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occur, they could materially harm the Company's business, financial condition or results of operations and impair Pioneer's ability to implement business plans or complete development projects as scheduled. In that case, the market price of the Company's common stock could decline.

     Commodity prices. The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on oil and gas prices. These prices are affected by the supply of and market for oil and gas and numerous other factors beyond the Company's control. Historically, oil and gas prices have been very volatile. A significant downward trend in commodity prices would have a material adverse effect on the Company's revenues, profitability and cash flow and could, under certain circumstances, result in a reduction in the carrying value of the Company's oil and gas properties and goodwill and the recognition of deferred tax asset valuation allowances or an increase in the Company's deferred tax asset valuation allowance, depending on the Company's tax attributes in each country in which it has activities. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's operating expenses, including rent, salaries and noncancellable capital commitments, is largely fixed in nature. Accordingly, if commodity prices are below expectations, the Company's financial results are likely to be adversely and disproportionately affected because these expenses are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.

     Hedging activities. To reduce our exposure to fluctuations in oil and gas prices, we have entered into, and expect in the future to enter into, hedging arrangements for a portion of our oil and gas production. These hedging arrangements may expose us to risk of financial loss in certain circumstances, including when:

   o    production is less than the hedged volumes,
   o the counterparty to the hedging contract defaults on their contract obligations, or
   o the hedging arrangements limit the benefit the Company would otherwise receive from increases in oil and gas prices.

     Drilling activities. Drilling involves numerous risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions and shortages or delays in the delivery of equipment. The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental or exploratory, involves these risks, exploratory drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to experience exploration and abandonment expense in 2007, although only five percent of the Company's 2007 capital budget is devoted to higher-risk exploratory projects. Increased levels of drilling activity in the oil and gas industry in recent periods have led to reduced availability, extended delivery times and increased costs of some drilling equipment, materials and supplies. The Company expects that these trends will continue in the foreseeable future and, if so, they may impact the Company's profitability, cash flow and ability to complete development projects as scheduled.

     Unproved properties. At December 31, 2006, the Company carried unproved property costs of $210.3 million. GAAP requires periodic evaluation of these costs on a project-by-project basis in comparison to their estimated fair value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.

     Acquisitions. Acquisitions of producing oil and gas properties have been a key element of the Company's growth. The Company's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas reserves on a profitable basis. The success of any acquisition will depend on a number of factors, including the ability to estimate accurately the costs to develop the reserves, the recoverable volumes of reserves, rates of future production and future net revenues attainable from the reserves and the assessment of possible environmental liabilities. All of these factors affect whether an acquisition will ultimately generate cash flows sufficient to provide a suitable return on investment. Even though the Company performs a review of the properties it seeks to acquire that it believes is consistent with industry practices, such reviews are often limited in scope. As a result, among other risks, the Company's initial estimates of reserves may be subject to revision following acquisition, materially and adversely impacting the desired benefits of the acquisition.

     Divestitures. The Company regularly reviews its property base for the purpose of identifying nonstrategic assets, the disposition of which would increase capital resources available for other activities and create organizational and operational efficiencies. Various factors could materially affect the ability of the Company to dispose of nonstrategic assets, including the availability of purchasers willing to purchase the nonstrategic assets at prices acceptable to the Company. Sellers typically retain certain liabilities or indemnify buyers for certain matters. The magnitude of any such retained liability or indemnification obligation may be difficult to quantify at the time of the tnrasction and ultimately may be material.

     Goodwill. At December 31, 2006, the Company carried goodwill of $309.9 million associated with its United States reporting unit. Goodwill is tested for impairment at least annually, requiring an estimate of the fair values of the Company's assets and liabilities. If the fair value of the Company's net assets is not sufficient to fully support the goodwill balance, the Company will recognize noncash charges in the earnings of future periods.

     Operation of gas processing plants. As of December 31, 2006, the Company owned interests in seven gas processing plants and seven treating facilities. The Company operates five of the plants and all seven treating facilities. There are significant risks associated with the operation of gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or misoperation of a gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source. For example, in May 2005, the Company's Fain gas plant was shut in for two months due to a mechanical failure that resulted in a fire.

     Operating hazards and uninsured losses. The Company's operations are subject to all the risks normally incident to the oil and gas exploration and production business, including blowouts, cratering, explosions, adverse weather effects and pollution and other environmental damage, any of which could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations. Increased hurricane activity in 2005 and 2004 resulted in production curtailments and physical damage to the Company's Gulf of Mexico operations. Although the Company currently maintains insurance coverage that it considers reasonable and that is similar to that maintained by comparable companies in the oil and gas industry, it is not fully insured against certain of the risks described in this paragraph, either because such insurance is not available or because of the high premium costs and deductibles associated with obtaining such insurance. Additionally, the Company relies to a large extent on facilities owned and operated by third-parties, and damage to or destruction of those third-party facilities could affect the ability of the Company to produce, transport and sell its hydrocarbons.

     Environmental. The oil and gas business is subject to environmental hazards, such as oil spills, produced water spills, gas leaks and ruptures and discharges of substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. A variety of United States federal, state and local, as well as foreign laws and regulations govern the environmental aspects of the oil and gas business. Noncompliance with these laws and regulations may subject the Company to administrative, civil or criminal penalties, remedial cleanups, and natural resource damages or other liabilities, and compliance with these laws and regulations may increase the cost of the Company's operations. Such laws and regulations may also affect the costs of acquisitions. See "Item 1. Business -- Competition, Markets and Regulations -- Environmental and health controls" above for additional discussion related to environmental risks.

     The Company does not believe that its environmental risks are materially different from those of comparable companies in the oil and gas industry. Nevertheless, no assurance can be given that future environmental laws will not result in a curtailment of production or processing activities, result in a material increase in the costs of production, development, exploration or processing operations or adversely affect the Company's future operations and financial condition. Pollution and similar environmental risks generally are not fully insurable.

     Impact of Weather and Climate. Demand for oil and natural gas are, to a significant degree, dependent on weather and climate, which impacts the price the Company receives for its production. In addition the Company's production, exploration and development activities and equipment can be adversely affected by severe weather, which may cause a loss of production from temporary cessation of activity or lost or damaged equipment, or unseasonal climate, which may delay or otherwise disrupt drilling and production schedules. Not all such effects can be predicted, eliminated or insured against.

     Debt restrictions and availability. The Company is a borrower under fixed rate senior notes and a variable rate credit facility. The terms of the Company's borrowings under the senior notes and the credit facility specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. See Note F of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt as of December 31, 2006 and the terms associated therewith.

     The Company's ability to obtain additional financing is also impacted by the Company's debt credit ratings and competition for available debt financing. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's debt credit ratings.

     Competition. The oil and gas industry is highly competitive. The Company competes with other companies, producers and operators for acquisitions and in the exploration, development, production and marketing of oil and gas. Some of these competitors have substantially greater financial and other resources than the Company. See "Item 1. Business -- Competition, Markets and Regulations" above for additional discussion regarding competition.

     Key personnel. Our business depends to a significant extent upon the continued service and performance of a relatively small number of key senior managers and technical personnel. The loss of any existing key personnel, or the inability to attract, motivate and retain additional key personnel, could harm our business, financial condition and results of operations.

     Government regulation. The Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business -- Competition, Markets and Regulations" above for additional discussion regarding government regulation.

     International operations. At December 31, 2006, approximately five percent of the Company's proved reserves of oil, NGLs and gas were located outside the United States (three percent in Canada and two percent in Africa). The success and profitability of international operations may be adversely affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including host-country import-export, excise and income taxes and United States taxes on foreign subsidiaries) and changes in the value of the U.S. dollar versus the local currencies in which oil and gas producing activities may be denominated. In some cases, the market for the Company's production in foreign countries is limited to some extent. For example, all of the Company's gas and condensate production from the South Coast Gas project is currently committed by contract to a single, government-affiliated gas-to-liquids facility. If such facility ceased to purchase the gas because of an unforeseen event excusing performance, it might be difficult to find an alternative market for the production, and if such a market were secured, the price received by the Company might be less than that provided under its current gas sales contract. See "Critical Accounting Estimates" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", "Qualitative Disclosures - Foreign currency, operations and price risk" in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding other risks associated with the Company's international operations.

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

     o  assumptions concerning future oil and gas sales prices and

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

     As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as:

     o  the amount and timing of actual production,

     o  increases or decreases in the supply of or demand for oil and gas and

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

     Production forecasts. From time to time the Company provides forecasts of expected quantities of future oil and gas production. These forecasts are based on a number of estimates, including expectations of production decline rates from existing wells and the outcome of future drilling activity. Should these estimates prove inaccurate, actual production could be adversely impacted. Downturns in commodity prices could make certain drilling activities or production uneconomical, which would also adversely impact production.

     Stock repurchases. The Board of Directors (the "Board") approves share repurchase programs and sets limits on the price per share at which Pioneer's common stock can be repurchased. The Company is not permitted to repurchase its stock during certain periods because of scheduled and unscheduled trading blackouts. Additionally, business conditions and availability of capital may dictate that repurchases be suspended or canceled. As a result, there can be no assurance that additional repurchases will be commenced and, if so, that they will be completed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

   None.

ITEM 2.     PROPERTIES

     The information included in this Report about the Company's proved reserves as of December 31, 2006, 2005 and 2004, which were located in the United States, Argentina, Canada, South Africa and Tunisia, were based on evaluations prepared by the Company's engineers and audited by Netherland, Sewell & Associates, Inc. ("NSAI") with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. The reserve audits performed by NSAI in aggregate represented 89 percent, 82 percent and 88 percent of the Company's 2006, 2005 and 2004 proved reserves, respectively; and, 83 percent, 76 percent and 84 percent of the Company's 2006, 2005 and 2004 associated pre-tax present value of proved reserves discounted at ten percent, respectively.

     NSAI follows the general principles set forth in the standards pertaining to the estimating and auditing of oil and gas reserve information promulgated by the Society of Petroleum Engineers ("SPE"). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE's definition of a reserve audit includes the following concepts:

     o A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in conformity with generally accepted petroleum engineering and evaluation principles.

     o The estimation of proved reserves is an imprecise science due to the many unknown geologic and reservoir factors that cannot be estimated through sampling techniques. Since reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is audited for the purpose of reviewing in sufficient detail the policies, procedures and methods used by a company in estimating its reserves so that the reserve auditors may express an opinion as to whether, in the aggregate, the reserve information furnished by a company is reasonable and has been estimated and presented in conformity with generally accepted petroleum engineering and evaluation principles.

     o The methods and procedures used by a company, and the reserve information furnished by a company, must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditor to prepare its own estimates of reserve information for the audited properties.

     To further clarify, in conjunction with the audits of the Company's proved reserves and associated pre-tax present value discounted at ten percent, the Company provided to NSAI its external and internal engineering and geoscience technical data and analyses. Following NSAI's review of that data, it had the option of honoring the Company's interpretation, or making its own interpretation. No data was withheld from NSAI. NSAI accepted without independent verification the accuracy and completeness of the historical information and data furnished by the Company with respect to ownership interest; oil and gas production; well test data; oil, NGL and gas prices; operating and development costs; and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluation something came to its attention that brought into question the validity or sufficiency of any such information or data, NSAI did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.

     In the course of its evaluations, NSAI prepared, for all of the audited properties, its own estimates of the Company's proved reserves and pre-tax present value of such reserves discounted at ten percent. NSAI's estimates of those proved reserves and pre-tax present value of such reserves discounted at ten percent did not differ from the Company's estimates by more than ten percent in the aggregate. However, when compared on a field-by-field or area-by-area basis, some of the Company's estimates were greater than those of NSAI and some were less than the estimates of NSAI. When such differences did not exceed ten percent in the aggregate and NSAI was satisfied that the proved reserves and pre-tax present value of such reserves discounted at ten percent were reasonable and that its audit objectives had been met, NSAI issued a completed unqualified audit opinion. Remaining differences were not resolved due to the limited cost benefit of continuing such analyses by the Company and NSAI. At the conclusion of the audit process, it was NSAI's opinion, as set forth in its audit letters, that Pioneer's estimates of the Company's proved oil and gas reserves and associated pre-tax future net revenues discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering and evaluation principles.

     The Company did not provide estimates of total proved oil and gas reserves during 2006, 2005 or 2004 to any federal authority or agency, other than the SEC. The Company's reserve estimates do not include any probable or possible reserves. Also, see "Item 1A. Risk Factors" and "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis and Results of Operations" for additional discussions regarding proved reserves and their related cash flows.

Proved Reserves

     The Company's proved reserves totaled 904.9 MMBOE, 986.7 MMBOE and 1.0 billion BOE at December 31, 2006, 2005 and 2004, respectively, representing $4.7 billion, $7.3 billion and $6.6 billion, respectively, of Standardized Measure. The Company's proved reserves include field fuel, which is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point. The following table shows the changes in the Company's proved reserve volumes by geographic area during the year ended December 31, 2006 (in
MBOE):

                                                          Purchases of     Sales of      Revisions of
                                        Extensions and    Minerals-in     Minerals-in-     Previous
                          Production      Discoveries        Place           Place         Estimates
                          ----------    --------------    -----------     ------------   ------------
      United States.....    (36,499)         34,733           50,543         (29,395)       (9,244)
      Argentina.........     (3,743)            898               --         (97,920)         (646)
      Canada............     (2,924)         11,351               --              --        (1,485)
      South Africa......     (1,506)             --               --              --         1,541
      Tunisia...........       (943)          1,870               --              --         1,588
                            -------         -------          -------        ---------       --------
      Total.............    (45,615)         48,852           50,543        (127,315)       (8,246)
                            =======         =======          =======        =========       ========

     Production.  Production  volumes include 2,894 MBOE of field fuel and 6,811
MBOE  of  production   associated   with  divested  assets  being  presented  as
discontinued operations.

     Extensions and discoveries. Extensions and discoveries are primarily the result of extension drilling in the Raton field and Spraberry field in the
United States and the Horseshoe Canyon field in Canada and lower-risk exploratory drilling in the Company's South Texas Edwards Trend and Tunisian resource plays.

     Purchases  of   minerals-in-place.   Purchases  of  minerals-in-place   are
primarily attributable to bolt-on acquisitions and joint venture activities in the Company's Spraberry field and Edwards Trend area.

     Sales of minerals-in-place. Sales of minerals-in-place are principally related to the Company's divestiture of its deepwater Gulf of Mexico and Argentine assets during 2006. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     Revisions of previous estimates. Revisions of previous estimates are comprised of 14 MMBOE of negative price revisions offset by 6 MMBOE of positive technical revisions. The Company's proved reserves at December 31, 2006 were determined using year-end NYMEX equivalent prices of $60.82 per barrel of oil and $5.64 per Mcf of gas, compared to $61.04 per barrel of oil and $10.08 per Mcf of gas at December 31, 2005. The lower gas prices at December 31, 2006 decreased the economic life on certain gas properties, the majority of which were in the Raton gas field.

     On a BOE basis, 60 percent of the Company's total proved reserves at December 31, 2006 were proved developed reserves. Based on reserve information as of December 31, 2006, and using the Company's production information for the year then ended, excluding production associated with divested assets included in discontinued operations, the reserve-to-production ratio associated with the Company's proved reserves was in excess of 20 years on a BOE basis. The following table provides information regarding the Company's proved reserves and average daily sales volumes by geographic area as of and for the year ended December 31, 2006:

                                                                                    2006 Average Daily
                          Proved Reserves as of December 31, 2006                   Sales Volumes (b)
                   ----------------------------------------------------    ---------------------------------
                    Oil                                                     Oil
                  & NGLs         Gas                      Standardized     & NGLS         Gas
                  (MBbls)     (MMcf) (a)       MBOE          Measure       (Bbls)        (Mcf)        BOE
                  -------     ----------     --------     ------------     -------     --------     --------
                                                         (in thousands)
United States..   406,725     2,685,961      854,385      $  4,189,171      36,204      284,732       83,659
Canada.........     2,199       173,509       31,117           269,289         774       43,420        8,011
South Africa...     3,070        60,511       13,156           143,722       4,127           --        4,127
Tunisia........     4,977         7,846        6,284            86,807       2,386        1,195        2,585
                  -------     ---------      -------      ------------      ------      -------       ------
Total..........   416,971     2,927,827      904,942      $  4,688,989      43,491      329,347       98,382
                  =======     =========      =======      ============      ======      =======       ======

----------

(a) The gas reserves contain 316,528 MMcf of gas that will be produced and utilized as field fuel.

(b) The 2006 average daily sales volumes are from continuing operations and (i) do not include the field fuel produced, which averaged 47,568 Mcf per day, and (ii) were calculated using a 365-day year and without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the year.

     The following table represents the estimated timing and cash flows of developing the Company's proved undeveloped reserves as of December 31, 2006 (dollars in thousands):

                                Estimated
                                  Future           Future            Future          Future
                                Production          Cash           Production      Development      Future Net
Year Ended December 31, (a)       (MBOE)           Inflows           Costs            Costs         Cash Flows
---------------------------     ----------       -----------      -----------      -----------     ------------

2007.....................            4,481       $   175,426      $    24,487      $   589,438     $  (438,499)
2008.....................           10,127           389,933           61,873          691,380        (363,320)
2009.....................           15,803           611,695          100,032          572,748         (61,085)
2010.....................           19,240           741,831          128,291          475,130         138,410
Thereafter...............          312,710        12,893,943        3,465,588        1,331,388       8,096,967
                                  --------       -----------      -----------      -----------     ------------
                                   362,361       $14,812,828      $ 3,780,271      $ 3,660,084     $ 7,372,473
                                  ========       ===========      ===========      ===========     ============

-----------

(a) Beginning in 2008 and thereafter, the production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling since 2007.

Description of Properties

United States

     Approximately 89 percent of the Company's proved reserves at December 31, 2006 are located in the Spraberry field in the Permian Basin area, the Hugoton and West Panhandle fields in the Mid-Continent area and the Raton field in the Rocky Mountains area. These fields generate substantial operating cash flow and the Spraberry and Raton fields have a large portfolio of low-risk drilling opportunities. The cash flows generated from these fields provide funding for the Company's other development and exploration activities both domestically and internationally.

     The following tables summarize the Company's United States development and exploration/extension drilling activities during 2006:

                                                               Development Drilling
                               -----------------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful    Divested    Ending Wells
                                 In Progress       Spud         Wells        Wells          Wells      In Progress
                               ---------------    -------    ---------    ------------    --------    ------------
Permian Basin..............           27            313         327             3              --           10
Mid-Continent..............           --             43          41             1              --            1
Rocky Mountains............           --            289         281             3              --            5
Onshore Gulf Coast.........`           2             14          13             1              --            2
                                    ----           ----        ----          ----            ----         ----
  Total United States......           29            659         662             8              --           18
                                    ====           ====        ====          ====            ====         ====

                                                          Exploration/Extension Drilling
                               -----------------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful    Divested    Ending Wells
                                 In Progress       Spud         Wells        Wells          Wells      In Progress
                               ---------------    -------    ---------    ------------    --------    ------------
Permian Basin..............           --             16          14            1               --            1
Rocky Mountains............            1             32          17           --               --           16
Gulf of Mexico:
  Continuing operations....           --              2           1            1               --           --
  Discontinued operations..            3              -           3           --               --           --
Onshore Gulf Coast.........           --             21          14            3               --            4
Alaska.....................            3              3           3            3               --           --
                                    ----           ----        ----          ---             ----         ----
  Total United States......            7             74          52            8               --           21
                                    ====           ====        ====          ====            ====         ====

     The following tables summarize by geographic area the Company's United States costs incurred during 2006:

                                     Property
                                 Acquisition Costs                                      Asset
                               ---------------------    Exploration    Development    Retirement
                                Proved     Unproved        Costs          Costs       Obligations       Total
                               --------    ---------    -----------    -----------    -----------    -----------
                                                              (in thousands)

  Permian Basin...........     $ 51,421    $  30,703    $    12,411    $ 285,980      $     1,884    $   382,399
  Mid-Continent...........          133           --            156       35,759            2,650         38,698
  Rocky Mountains.........        1,240       17,495         64,924      170,863            9,561        264,083
  Gulf of Mexico:
   Continuing operations..           --            8         94,167        5,045            6,028        105,248
   Discontinued operations           --            2          3,808        3,167               --          6,977
  Onshore Gulf Coast......       19,743       33,157         82,775       61,705            1,396        198,776
  Alaska..................        4,800       27,956         34,684      119,309 (a)        1,350        188,099
                               --------    ---------    -----------    ---------      -----------    -----------
   Total United States....     $ 77,337    $ 109,321    $   292,925    $ 681,828      $    22,869    $ 1,184,280
                               ========    =========    ===========    =========      ===========    ===========

-----------

(a) Includes $6.8 million of capitalized interest related to the Oooguruk project.

  Permian Basin

     Spraberry field. The Spraberry field was discovered in 1949 and encompasses eight counties in West Texas. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from three formations, the upper and lower Spraberry and the Dean, at depths ranging from 6,700 feet to 9,200 feet. In addition, the Company has started completing the majority of its wells in the Wolfcamp formation at depths ranging from 9,300 feet to 10,300 feet with successful results. The Company believes the Spraberry field offers excellent opportunities to enhance oil and gas production because of the numerous undeveloped drilling locations, many of which are reflected in the Company's proved undeveloped reserves, and the ability to contain operating expenses through economies of scale.

     During 2006, the Company (a) drilled 299 wells, an increase of 118 wells over 2005, (b) acquired approximately 200,000 gross acres, bringing its total acreage position to approximately 684,000 gross acres (593,000 net acres), (c) completed several bolt-on property acquisitions and joint ventures, (d) successfully drilled a majority of the wells to the Wolfcamp formation and (e) acquired a well servicing operation as a measure to control costs.

  Mid-Continent

     Hugoton field. The Hugoton field in southwest Kansas is one of the largest producing gas fields in the continental United States. The gas is produced from the Chase and Council Grove formations at depths ranging from 2,700 feet to 3,000 feet. The Company's gas in the Hugoton field has an average energy content of 1,025 Btu. The Company's Hugoton properties are located on approximately 285,000 gross acres (247,000 net acres), covering approximately 400 square miles. The Company has working interests in approximately 1,200 wells in the Hugoton field, about 1,000 of which it operates, and partial royalty interests in approximately 500 wells. The Company owns substantially all of the gathering and processing facilities, primarily the Satanta plant, that service its production from the Hugoton field. Such ownership allows the Company to control the production, gathering, processing and sale of its gas and NGL production.

     The Company's Hugoton operated wells are capable of producing approximately 69 MMcf of wet gas per day (i.e., gas production at the wellhead before processing or field fuel use and before reduction for royalties), although actual production in the Hugoton field is limited by allowables set by state regulators. The Company estimates that it and other major producers in the Hugoton field produced near allowable capacity during the year ended December 31, 2006.

     During 2006, the Company reached a settlement agreement on the class action Alford royalty lawsuit which primarily revolved around costs being charged to the royalty owners. The settlement agreement provides for adjustment to the manner in which royalty payments will be calculated and accordingly, the Company expects a small increase in its production costs beginning in 2007. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     West Panhandle field. The West Panhandle properties are located in the panhandle region of Texas. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas in the West Panhandle field has an average energy content of 1,300 Btu and is produced from approximately 600 wells on more than 250,000 gross acres (240,000 net acres) covering over 375 square miles. The Company controls 100 percent of the wells, production equipment, gathering system and gas processing plant for the field.

     The Company is pursuing regulatory relief in the West Panhandle field to allow for future additional drilling locations.

  Rocky Mountains

     Raton field. The Raton Basin properties are located in the southeast portion of Colorado. Exploration for CBM in the Raton Basin began in the late 1970s and continued through the late 1980s, with several companies drilling and testing more than 100 wells during this period. The absence of a pipeline to transport gas from the Raton Basin prevented full scale development until January 1995, when Colorado Interstate Gas Company completed the construction of the Picketwire lateral pipeline system. The Company's gas in the Raton Basin has an average energy content of 1,000 Btu. Since the completion of the Picketwire lateral, production has continued to grow, resulting in expansion of the system's capacity by its operator, the most recent expansion of which was in October 2005. The Company owns approximately 317,000 gross acres (281,000 net acres) in the center of the Raton Basin with current production from coal seams of the Vermejo and Raton formations. The Company owns the well servicing and frac equipment that it utilizes in the Raton field to control costs and insure availability.

     During 2006, the Company (a) drilled 288 wells, (b) added wellhead compression and (c) continued efforts to optimize gathering and compression facilities.

     Piceance/Uinta Basins. The Piceance Basin is located in the central portion of western Colorado, and the Uinta Basin is located in the central portion of eastern Utah. The Company owns approximately 244,000 gross acres covering producing and prospective regions of the Piceance and Uinta Basins. Currently, production is established from various tight sandstone, coal and shale formations. The Company's significant projects in the area are CBM plays at Columbine Springs and Castlegate and a deep gas play at Main Canyon.

     At Columbine Springs, in northwest Colorado, the Company is completing its extension pilot program, with all wells expected to be on production by the end of the first quarter of 2007. If the pilot project is successful in achieving commercial quantities of gas production, full field development could begin in 2008.

     In northeast Utah, the Company continues to monitor its CBM pilot at Castlegate and is testing the wells recently drilled in the Main Canyon area. An assessment of whether either project will be commercial is not expected until the second half of 2007.

     Sand Wash Basin. The Sand Wash Basin is the site of a potential CBM project located north of the Company's Piceance Basin properties. The Company holds a 50 percent operated interest in 114,000 gross acres in the Lay Creek field. At Lay Creek, the Company has drilled 15 wells in five separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company has completed the water treatment facility and plans to initiate production in the first quarter of 2007. If the pilot projects are successful in achieving commercial quantities of gas production, full field development could begin in 2008.

  Gulf of Mexico

     Gulf of Mexico area. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.2 million. See Notes N and V of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the deepwater Gulf of Mexico divestiture.

     During 2005, the Company announced a discovery on its Clipper prospect in the Green Canyon Blocks 299 and 300 in the deepwater Gulf of Mexico. During 2006, the Company drilled two successful Clipper appraisal wells, but drilled an unsuccessful exploratory well at the Flying Cloud prospect, a prospect near the Clipper discovery. The Company expects to develop the Clipper discovery and is currently evaluating sub-sea tie-back options to third-party production handling facilities in the area. Pioneer operates the Clipper discovery with a 55 percent working interest.

     As a result of Hurricane Rita, the Company's East Cameron facility, located on the Gulf of Mexico shelf, was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. During the fourth quarter of 2006, the Company's application to "reef in-place" a substantial portion of the East Cameron debris was denied. As a result, the Company currently estimates that it will cost approximately $119 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis and fee proposal prepared by a third-party engineering firm for the majority of the work and an estimate by the Company for the remainder. During 2006 and 2005, the Company recorded additional abandonment obligation charges of $75.0 million and $39.8 million, respectively, which amounts are included in hurricane activity, net in the accompanying Consolidated Statements of Operations. The operations to reclaim and abandon the East Cameron facilities began in January 2007 and the Company expects to incur a substantial portion of the costs in 2007. The Company expects that a substantial portion of the total estimated cost to reclaim and abandon the facility will be covered by insurance, including 100 percent of the debris removal costs. Consequently, the Company has recorded a $43.0 million insurance recovery receivable corresponding to the estimated debris removal costs.

     During 2006, the Company announced its intent to divest of its Gulf of Mexico shelf properties; however, the Company has decided not to divest of these properties after its sales efforts in 2006 did not result in an acceptable offer.

    Onshore Gulf Coast

     South Texas. The Company has historically focused its drilling efforts in South Texas on the Pawnee field in the Edwards Trend in South Texas. The Edwards Trend is a tight gas limestone reservoir characterized by narrow bands of dry gas fields extending over 250 miles. The Company has acquired over 270,000 gross acres in the Edwards Trend. In addition to the operations in the Pawnee field, the Company has operations in the SW Kenedy and Washburn fields. Production depths in the Edwards Trend range from 9,500 feet to 14,000 feet.

     During 2006, the Company drilled 16 exploration and appraisal wells targeting new field discoveries in the Edwards Trend area with 88 percent success, exceeding expectations and increasing proved gas reserves. Eight new wells have been added to production and six wells are awaiting pipelines or testing.

     Having 3-D seismic data has significantly enhanced field development in the Pawnee field, allowing the Company to more accurately locate and orient the horizontal wells for optimal results. To expand its 3-D data coverage to include new discoveries and additional prospects, the Company plans to shoot and interpret approximately 850 square miles of new data. Multiple surveys are planned for 2007, with three already underway. While the new seismic work is being completed, the Company will direct most of its investments in the Edwards Trend to lower-risk, lower-cost development drilling on existing discoveries where 3-D data is currently available.

     To revitalize existing horizontal wells in the area, the Company has initiated a pilot using more extensive fracture stimulation techniques. Horizontal wells in the field are completed open-hole and have traditionally been lightly stimulated with acid. Recently, the Company began performing a new fracture stimulation procedure on additional wells. The Company plans to fracture stimulate additional horizontal wells, including newer producing wells, during 2007 to further evaluate the potential for a more extensive program. The Company also recently drilled a new horizontal well within a developed section of the Pawnee field with very successful results. The Company is currently evaluating additional infill drilling locations given this success. Plans are also in progress to expand the gas gathering infrastructure in the area to accommodate expected production growth and to maximize efficiency at the Company's Pawnee Plant.

     Northern Louisiana and Mississippi. The Company has acquired significant acreage in Northern Louisiana and Mississippi. The Company has built an acreage position covering multiple plays in the Mississippi Salt Basin and now holds leases and option interests covering over 300,000 acres. Over the next two to three years, the Company expects to test a number of opportunities and to continue technical work that is currently underway.

     One of the lower-risk opportunities in the portfolio is the redevelopment of the Bolton Gas Field in Hinds County, Mississippi. The first well of the project was drilled to 17,600 feet and penetrated multiple gas-bearing Cotton Valley sands. Currently, the well is being logged and completion design work is progressing. The location for the next well has been built and drilling will commence immediately after operations are completed on the current well. The Company plans to drill at least one more well in 2007 during this initial phase of the project. Facility construction is underway and first production is anticipated in mid-2007.

     The Company has also concluded drilling operations on its first well testing the Norphlet formation in Mississippi. The well was drilled in Wayne County and, after extensive evaluation, has been plugged and abandoned. Future drilling plans will be determined after a technical analysis of the initial well is completed.

  Alaska

     Oooguruk. During 2002, the Company acquired a 70 percent working interest and operatorship in ten state leases on Alaska's North Slope. In connection therewith, the Company drilled three exploratory wells during 2003 to test a possible extension of the productive sands in the Kuparuk River field in the shallow waters offshore the North Slope of Alaska. Although all three of the wells found the sands filled with oil, they were too thin to be considered commercial on a stand-alone basis. However, the wells also encountered thick sections of oil-bearing Jurassic-aged sands, and the first well flowed at a rate of approximately 1,300 Bbls per day. In January 2004, the Company farmed-into a large acreage block to the southwest of the Company's discovery. In 2004, Pioneer completed an extensive technical and economic evaluation of the resource potential within this area. As a result of this evaluation, the Company performed front-end engineering and permitting activities during 2005 to further define the scope of the project. In early 2006, the Company announced that it had approved the development of the Oooguruk field in the project area.

     The Company has constructed and armored the gravel drilling and production island site and installation of a sub-sea flowline and facilities are planned for 2007 to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit. The Company continues to procure equipment and services, fabricate equipment and modify a drilling rig for installation in 2007. Development drilling of approximately 40 wells on the project is expected to begin in late 2007 and be completed in 2009. First production is expected in 2008.

     Cosmopolitan. During 2005, Pioneer announced that it entered into an agreement on the Cosmopolitan Unit in the Cook Inlet. Under this agreement, Pioneer earned a ten percent working interest in the unit from ConocoPhillips through a disproportionate spending arrangement for a 3-D seismic program undertaken during the fourth quarter of 2005. In June 2006, the Company exercised an option to acquire an additional 40 percent working interest in the Cosmopolitan Unit, bringing its working interest to 50 percent. Pioneer was elected operator of the Cosmopolitan Unit and plans to drill an appraisal well in 2007.

     Onshore North Slope area. The Company holds a large acreage position in the onshore North Slope area of Alaska, primarily in the National Petroleum Reserve
- Alaska ("NPRA"). During the 2006-2007 drilling season, the Company plans to participate in the drilling of two non-operated exploratory wells in the NPRA.

International

     The Company's international operations are located in Canada, offshore South Africa and in southern Tunisia. Additionally, the Company has exploration activities West Africa (Equatorial Guinea and Nigeria). As of December 31, 2006, approximately three percent and two percent of the Company's proved reserves were located in Canada and Africa, respectively.

     The following tables summarize the Company's international development and exploration/extension drilling activities during 2006:

                                                               Development Drilling
                               -----------------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful    Divested    Ending Wells
                                 In Progress       Spud         Wells        Wells          Wells      In Progress
                               ---------------    -------    ---------    ------------    --------    ------------
Argentina - discontinued
  operations.............              2             21            14            1              8            --
Canada...................              3              2             2           --             --             3
South Africa.............             --              4             2           --             --             2
                                    ----           ----          ----         ----           ----          ----
  Total International....              5             27            18            1              8             5
                                    ====           ====          ====         ====           ====          ====

                                                          Exploration/Extension Drilling
                               -----------------------------------------------------------------------------------
                               Beginning Wells     Wells     Successful   Unsuccessful    Divested    Ending Wells
                                 In Progress       Spud         Wells        Wells          Wells      In Progress
                               ---------------    -------    ---------    ------------    --------    ------------
Argentina - discontinued
  operations.............              4              6             4            2              4            --
Canada...................            109            249           326           16             --            16
South Africa.............              1             --            --            1             --            --
Tunisia..................              2              7             2            2             --             5
West Africa - Nigeria....             --              1            --            1             --            --
                                    ----           ----          ----         ----           ----          ----
  Total International....            116            263           332           22              4            21
                                    ====           ====          ====         ====           ====          ====

     The  following   tables   summarize  by   geographic   area  the  Company's
international costs incurred during 2006:

                                     Property
                                 Acquisition Costs                                      Asset
                               ---------------------    Exploration    Development    Retirement
                                Proved     Unproved        Costs          Costs       Obligations       Total
                               --------    ---------    -----------    -----------    -----------    -----------
                                                              (in thousands)

Argentina--discontinued
   operations............      $     --    $       2    $    10,223    $  25,542      $        --    $     35,767
Canada...................            --       19,932        103,245       97,188            8,299         228,664
South Africa.............            --           --            288      117,511 (a)       13,964         131,763
Tunisia..................            --        5,000         40,813           --              336          46,149
Other....................            --           --         11,358           --               --          11,358
West Africa:
  Equatorial Guinea......            --           --        (1,688)           --               --         (1,688)
  Nigeria................            --       10,584         26,502           --               --          37,086
                               --------    ---------    -----------    ---------      -----------    ------------
   Total International...      $     --    $  35,518    $   190,741    $ 240,241      $    22,599    $    489,099
                               ========    =========    ===========    =========      ===========    ============

-----------

(a) Includes $5.3 million of capitalized interest related to the South Coast Gas project.

     Argentina. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. See Notes N and V of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the Argentine divestiture.

     Canada. The Company's Canadian producing properties are located primarily in Alberta and British Columbia, Canada. The Company continues to exploit lower-risk opportunities identified in the Chinchaga field in northeast British Columbia and Alberta. Production from the Chinchaga field is relatively dry gas from formation depths averaging 3,400 feet.

     The Company has commenced production and continued significant drilling, pipeline and facility activities in south-central Alberta targeting Horseshoe Canyon CBM in the greater Drumheller area. The greater Drumheller area produces gas, condensate and minor oil from Cretaceous to Devonian formations at depths ranging from 400 to 6,500 feet.

     Also, in southern Alberta the Company has initiated a CBM pilot in the Mannville coals. Currently, six wells have been drilled and are in the dewatering stages to see if commercial quantities of gas can be achieved. The Company is also evaluating other completion techniques that could potentially accelerate the dewatering and increase production rates.

     South Africa. The Company has agreements to explore for oil and gas offshore South Africa covering over 3.6 million acres along the southern coast in water depths generally less than 650 feet. The Sable oil field began producing in August 2003 and the majority of the gas from the field has been reinjected. The Company has a 40 percent working interest in the Sable field.

     In 2005, the Company sanctioned the non-operated South Coast Gas development project, which includes the sub-sea tie-back of gas from the Sable field and six additional gas accumulations to an existing production facility on the F-A platform for transportation via existing pipelines to a gas-to liquids plant. Pioneer has a 45 percent working interest in the project. As part of sanctioning of the South Coast Gas project, the Company signed a six-year contract for the sale of all of its gas and condensate production from the project. The contract contains an obligation for the purchaser to take or pay for a total of 91.4 BCF and associated condensate if the anticipated deliverability estimates are achieved. The price for both gas and condensate is indexed to Brent oil sales. During 2006, the Company drilled four wells. During the first half of 2007, the Company plans to drill two additional development wells and complete the sub-sea well tie-backs to the existing production facilities on the F-A platform. First production is expected to commence in the second half of 2007.

     Tunisia. The Company's Tunisian exploration permits can be separated into three categories: (i) two exploration permits (Jenein Nord and El Hamra) covering 1.6 million acres which the Company operates with a 100 percent working interest, (ii) the Anadarko-operated Anaguid exploration permit covering over
1.2 million  acres in which the Company has a 45 percent  working  interest  and
(iii) the ENI-operated Adam Concession and Borj El Khadra exploration permit covering approximately 212,000 acres and 970,000 acres, respectively, in which the Company has a 20 percent and 40 percent working interest, respectively. All exploration permits and concessions are onshore southern Tunisia.

     Production from the Adam Concession began in May 2003. During 2006, the Company continued its exploratory and appraisal activities on the Adam Concession by drilling four wells, of which three were successful, and completed a 3-D seismic survey. In 2006, the Company's interest in the Adam Concession was reduced from 24 percent to 20 percent in accordance with the terms of the concession. At December 31, 2006, the Company had an exploratory well in progress on each of the Adam Concession and Borj El Khadra block. Both wells were successful and are being added to production in the first quarter of 2007. The Company plans to drill an additional two to three wells in the concession during 2007.

     In 2006, the Company acquired the remaining equity interest in the Jenein Nord block that it did not already own and became the operator of the block. During 2006, the Company completed a 3-D seismic survey on the Jenein Nord block. The Company drilled an exploratory well during 2006 that encountered multiple oil bearing zones and its commercial development is being analyzed. At December 31, 2006, the Company had an additional exploratory well in progress which was successful. The Company plans to drill one to two additional wells in the block during 2007. After the performance of the wells has been monitored for several months, additional exploration and appraisal wells may also be drilled.

     Recently, the Company entered into a farm-out agreement of its interest in the El Hamra block pursuant to which it retained an economic interest in the block. In the Anaguid block, the Company continues to evaluate the results of its past drilling on the block and other blocks in the area to determine the go-forward plans on the block.

   West Africa

     The Company previously disclosed that it had retained a third party adviser to assist it in marketing its West Africa assets. No agreement to sell these assets has been reached to date, but the Company continues to consider interest from potential purchasers. As such, the capital budget includes amounts for expected drilling activities in West Africa during 2007. A first well is expected to spud during the second quarter of 2007, with drilling on a second well expected to commence in the second half of 2007, both in deepwater Nigeria. The timing of the drilling of a third well is uncertain and therefore no amounts have been budgeted for this prospect in 2007.

     Equatorial Guinea. The Company owns a 50 percent working interest in Block H located in the northern Rio Muni Basin of Equatorial Guinea. The block covers an area of over 240,000 acres and water depth ranging from 300 meters in the southeastern corner of the block to over 1,800 meters near the western block boundary. Currently, as a result of new hydrocarbon law in Equatorial Guinea, the government in Equatorial Guinea is claiming an additional participation interest in the block. The Company is evaluating the effect of the claim with the operator of the block. The Company has identified several prospects on the block that are being evaluated for future drilling. In light of the government's claim, the timing of drilling a well is uncertain.

     Nigeria. A partially-owned subsidiary of the Company joined Oranto Petroleum and Orandi Petroleum in an existing production sharing contract on Block 320 in deepwater Nigeria gaining exploration rights from the Nigerian National Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is owned 59 percent by the Company and 41 percent by an unaffiliated third party. The Company completed a 3-D seismic survey covering the block in 2006. The Company currently expects to drill the first exploration well on the block in the second half of 2007.

     The Company owns a 25 percent working interest in Devon Energy-operated Block 256 offshore Nigeria. During the first quarter of 2006, the Company participated in the drilling of the Pina 1-X well on Block 256 in the deepwater of Nigeria, which was unsuccessful. The partners plan to drill an additional well on Block 256 in the second quarter of 2007 to test a different type of play.

Selected Oil and Gas Information

     The following tables set forth selected oil and gas information from continuing operations for the Company as of and for each of the years ended December 31, 2006, 2005 and 2004. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

     Production, price and cost data. The following tables set forth production, price and cost data with respect to the Company's properties for 2006, 2005 and 2004. These amounts represent the Company's historical results from continuing operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not agree to the reserve volume tables in the "Unaudited Supplementary Information" section included in "Item 8. Financial Statements and Supplementary Data" due to field fuel volumes and production from discontinued operations being included in the reserve volume tables.

                         PRODUCTION, PRICE AND COST DATA

                                                                     Year Ended December 31, 2006
                                                      -----------------------------------------------------------
                                                      United                    South
                                                      States       Canada       Africa      Tunisia       Total
                                                     --------     --------     --------     --------     --------
    Production information:
      Annual sales volumes:
        Oil (MBbls)...............................      6,467          113        1,506          871        8,957
        NGLs (MBbls)..............................      6,748          169           --           --        6,917
        Gas (MMcf)................................    103,928       15,848           --          436      120,212
        Total (MBOE)..............................     30,536        2,924        1,506          944       35,910
      Average daily sales volumes:
        Oil (Bbls)................................     17,716          311        4,127        2,386       24,540
        NGLs (Bbls)...............................     18,488          463           --           --       18,951
        Gas (Mcf).................................    284,732       43,420           --        1,195      329,347
        Total (BOE)...............................     83,659        8,011        4,127        2,585       98,382
    Average prices, including hedge results and
      amortization of deferred VPP revenue:
      Oil (per Bbl)...............................   $  65.73     $  65.57     $  65.92     $  63.16     $  65.51
      NGLs (per Bbl)..............................   $  35.24     $  51.47     $     --     $     --     $  35.64
      Gas (per Mcf)...............................   $   6.15     $   6.75     $     --     $   5.97     $   6.23
      Revenue (per BOE)...........................   $  42.64     $  42.11     $  65.92     $  61.05     $  44.06
    Average prices, excluding hedge results and
      amortization of deferred VPP revenue:
      Oil (per Bbl)...............................   $  62.92     $  65.57     $  65.74     $  63.16     $  63.45
      NGLs (per Bbl)..............................   $  35.24     $  51.47     $     --     $     --     $  35.64
      Gas (per Mcf)...............................   $   5.96     $   6.61     $     --     $   5.97     $   6.04
      Revenue (per BOE)...........................   $  41.37     $  41.35     $  65.74     $  61.05     $  42.91
    Average costs (per BOE):
      Production costs:
        Lease operating...........................   $   5.64     $   9.50     $  14.47     $   1.99     $   6.23
        Third-party transportation charges........        .82         6.03           --         1.42         1.22
        Taxes:
          Ad valorem..............................       1.45           --           --           --         1.24
          Production..............................       1.99           --           --           --         1.69
        Workover..................................        .72         1.29           --           --          .71
                                                     --------     --------     --------     --------     --------
        Total.....................................   $  10.62     $  16.82     $  14.47     $   3.41     $  11.09
                                                     ========     ========     ========     ========     ========
      Depletion expense...........................   $   9.07     $  15.39     $   6.28     $   4.25     $   9.34
                                                     ========     ========     ========     ========     ========

                                                                     Year Ended December 31, 2005
                                                      -----------------------------------------------------------
                                                      United                    South
                                                      States       Canada       Africa      Tunisia       Total
                                                     --------     --------     --------     --------     --------
    Production information:
      Annual sales volumes:
        Oil (MBbls)................................     8,008           77        2,405        1,269       11,759
        NGLs (MBbls)...............................     6,352          184           --           --        6,536
        Gas (MMcf).................................    98,927       13,296           --           --      112,223
        Total (MBOE)...............................    30,849        2,476        2,405        1,269       36,999
      Average daily sales volumes:
        Oil (Bbls).................................    21,942          210        6,588        3,477       32,217
        NGLs (Bbls)................................    17,403          503           --           --       17,906
        Gas (Mcf)..................................   271,033       36,427           --           --      307,460
        Total (BOE)................................    84,517        6,784        6,588        3,477      101,366
    Average prices, including hedge results and
      amortization of deferred VPP revenue:
      Oil (per Bbl)................................  $  32.01     $  52.12     $  53.01     $  52.98     $  38.70
      NGLs (per Bbl)...............................  $  31.72     $  45.79     $     --     $     --     $  32.12
      Gas (per Mcf)................................  $   6.94     $   7.67     $     --     $     --     $   7.02
      Revenue (per BOE)............................  $  37.09     $  46.18     $  53.01     $  52.98     $  39.28
    Average prices, excluding hedge results and
      amortization of deferred VPP revenue:
      Oil (per Bbl)................................  $  54.05     $  52.12     $  53.01     $  52.98     $  53.71
      NGLs (per Bbl)...............................  $  31.72     $  45.79     $     --     $     --     $  32.12
      Gas (per Mcf)................................  $   7.26     $   7.67     $     --     $     --     $   7.31
      Revenue (per BOE)............................  $  43.86     $  46.21     $  53.01     $  52.98     $  44.93
    Average costs (per BOE):
      Production costs:
        Lease operating............................  $   4.55     $   6.65     $  11.79     $   1.66     $   5.06
        Third-party transportation charges.........       .66         6.29           --         1.54         1.03
        Taxes:
          Ad valorem...............................      1.31            --          --           --         1.09
          Production...............................      1.94            --          --           --         1.61
        Workover...................................       .53         1.89           --           --          .57
                                                     --------     --------     --------     --------     --------
        Total......................................  $   8.99     $  14.83     $  11.79     $   3.20     $   9.36
                                                     ========     ========     ========     ========     ========
      Depletion expense............................  $   7.10     $  12.71     $  10.19     $   3.75     $   7.56
                                                     ========     ========     ========     ========     ========

                                                                     Year Ended December 31, 2004
                                                      -----------------------------------------------------------
                                                      United                    South
                                                      States       Canada       Africa      Tunisia       Total
                                                     --------     --------     --------     --------     --------
    Production information:
      Annual sales volumes:
        Oil (MBbls)................................     8,001           26        3,429          845       12,301
        NGLs (MBbls)...............................     7,203          155           --           --        7,358
        Gas (MMcf).................................    76,629        9,372           --           --       86,001
        Total (MBOE)...............................    27,976        1,743        3,429          845       33,993
      Average daily sales volumes:
        Oil (Bbls).................................    21,863           72        9,368        2,308       33,611
        NGLs (Bbls)................................    19,678          425           --           --       20,103
        Gas (Mcf)..................................   209,371       25,606           --           --      234,977
        Total (BOE)................................    76,437        4,764        9,368        2,308       92,877
    Average prices, including hedge results and
     amortization of deferred VPP revenue:
      Oil (per Bbl)................................  $  29.53     $  48.37     $  37.87     $  39.14     $  32.56
      NGLs (per Bbl)...............................  $  25.05     $  32.03     $     --     $     --     $  25.20
      Gas (per Mcf)................................  $   4.99     $   4.72     $     --     $     --     $   4.96
      Revenue (per BOE)............................  $  28.57     $  28.93     $  37.87     $  39.14     $  29.79
    Average prices, excluding hedge results and
      amortization of deferred VPP revenue:
      Oil (per Bbl)................................  $  39.22     $  48.37     $  38.60     $  39.14     $  39.06
      NGLs (per Bbl)...............................  $  25.05     $  32.03     $     --     $     --     $  25.20
      Gas (per Mcf)................................  $   5.46     $   5.37     $     --     $     --     $   5.45
      Revenue (per BOE)............................  $  32.62     $  32.45     $  38.60     $  39.14     $  33.37
    Average costs (per BOE):
      Production costs:
        Lease operating............................  $   3.32     $   4.90     $   8.31     $   2.04     $   3.87
        Third-party transportation charges.........       .18         5.02           --         1.54          .44
        Taxes:
          Ad valorem...............................       .99           --           --           --          .82
          Production...............................      1.33           --           --           --         1.10
        Workover...................................       .42          .87           --           --          .39
                                                     --------     --------     --------     --------     --------
        Total......................................  $   6.24     $  10.79     $   8.31     $   3.58     $   6.62
                                                     ========     ========     ========     ========     ========
      Depletion expense............................  $   5.34     $  12.93     $  12.86     $   4.43     $   6.46
                                                     ========     ========     ========     ========     ========

     Productive wells. The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2006, 2005 and 2004:

                              PRODUCTIVE WELLS (a)

                                          Gross Productive Wells                  Net Productive Wells
                                    ----------------------------------     ----------------------------------
                                       Oil          Gas         Total         Oil          Gas         Total
                                    --------     --------     --------     --------     --------     --------
As of December 31, 2006:
  United States..................      4,605        4,180        8,785        3,821        3,906        7,727
  Argentina......................         --           --           --           --           --           --
  Canada.........................         48          832          880           31          699          730
  South Africa...................          4            2            6            2            1            3
  Tunisia........................         10           --           10            2           --            2
                                     -------      -------      -------      -------      -------      -------
  Total..........................      4,667        5,014        9,681        3,856        4,606        8,462
                                     =======      =======      =======      =======      =======      =======
As of December 31, 2005:
  United States..................      4,300        3,955        8,255        3,531        3,669        7,200
  Argentina......................        821          261        1,082          684          202          886
  Canada.........................         65          675          740           30          511          541
  South Africa...................          8           --            8            2           --            2
  Tunisia........................          4           --            4            2           --            2
                                     -------      -------      -------      -------      -------      -------
  Total..........................      5,198        4,891       10,089        4,249        4,382        8,631
                                     =======      =======      =======      =======      =======      =======
As of December 31, 2004:
  United States..................      3,999        3,990        7,989        3,288        3,563        6,851
  Argentina......................        744          226          970          607          168          775
  Canada.........................         38          489          527           25          358          383
  South Africa...................          5           --            5            2           --            2
  Tunisia........................          4           --            4            1           --            1
                                     -------      -------      -------      -------      -------      -------
  Total..........................      4,790        4,705        9,495        3,923        4,089        8,012
                                     =======      =======      =======      =======      =======      =======

----------

(a) Productive wells consist of producing wells and wells capable of production, including shut-in wells. One or more completions in the same well bore are counted as one well. If any well in which one of the multiple completions is an oil completion, then the well is classified as an oil well. As of December 31, 2006, the Company owned interests in 208 gross wells containing multiple completions.

     Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2006:

                                LEASEHOLD ACREAGE

                                         Developed Acreage             Undeveloped Acreage
                                    --------------------------    --------------------------      Royalty
                                    Gross Acres     Net Acres     Gross Acres     Net Acres       Acreage
                                    -----------    -----------    -----------    -----------    -----------
       United States:
         Onshore..............        1,374,610      1,203,463      2,897,525      1,306,252       291,987
         Offshore.............           59,340         21,007        235,126        185,197        10,500
                                     ----------     ----------     ----------     ----------     ---------
                                      1,433,950      1,224,470      3,132,651      1,491,449       302,487
       Canada.................          266,000        194,000        547,000        488,000        23,000
       South Africa...........          124,600         55,590      3,503,400      1,576,530            --
       Tunisia................          212,420         42,484      3,812,253      2,581,278            --
       West Africa............               --             --      1,297,951        495,476            --
                                     ----------     ----------     ----------     ----------     ---------
         Total................        2,036,970      1,516,544     12,293,255      6,632,733       325,487
                                     ==========     ==========     ==========     ==========     =========

     The following table sets forth the expiration dates of the leases on the Company's gross and net undeveloped acres as of December 31, 2006:

                                                    Acres Expiring (a)
                                                --------------------------
                                                  Gross             Net
                                                ----------      ----------
         2007 (b).........................       7,580,318       4,380,838
         2008.............................         585,640         349,826
         2009.............................       1,045,412         528,766
         2010.............................         380,582         317,256
         2011.............................         281,594         177,313
         Thereafter.......................       2,419,709         878,734
                                                ----------       ---------
           Total..........................      12,293,255       6,632,733
                                                ==========       =========

----------

(a)  Acres expiring are based on contractual lease maturities.

(b) Acres subject to expiration during 2007 include 3.5 million gross acres (1.6 million net acres) in South Africa, 3.8 million gross acres (2.6 million net acres) in Tunisia and 264,665 gross acres (223,030 net acres) in North America. The acreage in South Africa relates to areas where the Company has no intention to drill, has no cost basis in the acreage and intends to let the acreage expire. In Tunisia, the Company either has received extensions, plans to make the necessary expenditures to extend the acreage or intends to seek extensions on the 2007 expirations. As to the remaining acreage the Company may extend the leases prior to their expiration based upon 2007 planned activities or for other business reasons. In certain leases, the extension is only subject to the Company's election to extend and the fulfillment of certain capital expenditures commitments. In other cases, the extensions are subject to the consent of third parties, and no assurance can be given that the requested extensions will be granted. See "Description of Properties" above for information regarding the Company's drilling operations.

     Drilling activities. The following table sets forth the number of gross and net productive and dry hole wells in which the Company had an interest that were drilled during 2006, 2005 and 2004. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.

                               DRILLING ACTIVITIES

                                        Gross Wells                          Net Wells
                               ------------------------------      ------------------------------
                                   Year Ended December 31,             Year Ended December 31,
                               ------------------------------      ------------------------------
                                2006        2005        2004        2006        2005        2004
                               ------      ------      ------      ------      ------      ------
United States:
   Productive wells:
    Development............       662         537         268         619         505         243
    Exploratory............        52          40           8          42          37           5
   Dry holes:
    Development............         8           7           3           7           7           3
    Exploratory............         8           7           6           6           5           3
                                -----       -----       -----       -----       -----       -----
                                  730         591         285         674         554         254
                                -----       -----       -----       -----       -----       -----
Argentina:
   Productive wells:
    Development............        14          65          43          14          64          42
    Exploratory............         4          19          21           4          18          21
   Dry holes:
    Development............         1           4           1           1           4           1
    Exploratory............         2          14          10           2          14          10
                                -----       -----       -----       -----       -----       -----
                                   21         102          75          21         100          74
                                -----       -----       -----       -----       -----       -----
Canada:
   Productive wells:
    Development............         2          27           3           2          26           3
    Exploratory............       326          87          27         297          72          25
   Dry holes:
    Development............        --          --          --          --          --          --
    Exploratory............        16           7          24          15           7          23
                                -----       -----       -----       -----       -----       -----
                                  344         121          54         314         105          51
                                -----       -----       -----       -----       -----       -----
South Africa:
   Productive wells:
    Development............         2          --          --           1          --          --
    Exploratory............        --           1          --          --          --          --
   Dry holes:
    Development............        --          --          --          --          --          --
    Exploratory............         1          --          --           1          --          --
                                -----       -----       -----       -----       -----       -----
   Total...................         3           1          --           2          --          --
                                -----       -----       -----       -----       -----       -----
Tunisia:
   Productive wells:
    Development............        --          --           2          --          --           1
    Exploratory............         2           2           1           1           1          --
   Dry holes:
    Development............        --          --          --          --          --          --
    Exploratory............         2           2          --          --           1          --
                                -----       -----       -----       -----       -----       -----
   Total...................         4           4           3           1           2           1
                                -----       -----       -----       -----       -----       -----
West Africa:
   Productive wells:
    Development............        --          --          --          --          --          --
    Exploratory............        --          --           1          --          --           1
   Dry holes:
    Development............        --          --          --          --          --          --
    Exploratory............         1           1           5          --          --           4
                                -----       -----       -----       -----       -----       -----
                                    1           1           6          --          --           5
                                -----       -----       -----       -----       -----       -----
   Total...................     1,103         820         423       1,012         761         385
                                =====       =====       =====       =====       =====       =====
Success ratio (a)..........       96%          95%         88%        97%          95%         89%





----------

(a) Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

     The following table sets forth information about the Company's wells upon which drilling was in progress as of December 31, 2006:

                                                 Gross Wells     Net Wells
                                                 -----------     ---------

         United States:
           Development.....................           18             17
           Exploratory.....................           21             14
                                                    ----           ----
                                                      39             31
                                                    ----           ----
         Canada:
           Development.....................            3              2
           Exploratory.....................           16             12
                                                    ----           ----
                                                      19             14
                                                    ----           ----
         South Africa:
           Development.....................            2              1
           Exploratory.....................           --             --
                                                    ----           ----
                                                       2              1
                                                    ----           ----
         Tunisia:
           Development.....................           --             --
           Exploratory.....................            5              3
                                                    ----           ----
                                                       5              3
                                                    ----           ----
           Total...........................           65             49
                                                    ====           ====

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is listed and traded on the NYSE under the symbol "PXD". The Board declared dividends to the holders of the Company's common stock of $.25 per share and $.22 per share during each of the years ended December 31, 2006 and 2005, respectively.

     The following table sets forth quarterly high and low prices of the Company's common stock and dividends declared per share for the years ended December 31, 2006 and 2005:

                                                                     Dividends
                                                                     Declared
                                                 High        Low     Per Share
                                              ---------   ---------  ---------
     Year ended December 31, 2006:
      Fourth quarter.......................   $   44.46   $   36.48   $    --
      Third quarter........................   $   46.68   $   37.07   $   .13
      Second quarter.......................   $   46.75   $   36.43   $    --
      First quarter........................   $   54.46   $   37.98   $   .12
     Year ended December 31, 2005:
      Fourth quarter.......................   $   55.98   $   45.39   $    --
      Third quarter........................   $   56.35   $   39.66   $   .12
      Second quarter.......................   $   45.24   $   36.67   $    --
      First quarter........................   $   44.82   $   32.91   $   .10

     On February 13, 2007, the last reported sales price of the Company's common stock, as reported in the NYSE composite transactions, was $40.34 per share.

     As  of  February  13,  2007,  the  Company's   common  stock  was  held  by
approximately 26,534 holders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

     The following table summarizes the Company's purchases of treasury stock during the three months ended December 31, 2006:

                                                                     Total Number of Shares     Approximate Dollar
                                                                      (or Units) Purchased       Amount of Shares
                             Total Number of      Average Price       as Part of Publicly        that May Yet Be
           Period           Shares (or Units)     Paid per Share        Announced Plans          Purchased under
                              Purchased (a)         (or Unit)             or Programs           Plans or Programs
                            -----------------     --------------     ----------------------     ------------------
    October 2006.........         1,347,746       $       37.92             1,343,100
    November 2006........             4,700       $       40.02                 4,700
    December 2006........                46       $       43.00                     -
                               ------------                               -----------
     Total...............         1,352,492       $       37.93             1,347,800             $   13,988,043
                               ============                               ===========             ==============

----------

(a) Amounts include shares withheld to fund tax withholding on employees' stock awards for which restrictions have lapsed.

     During August 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $345.3 million and $640.7 million of which were completed in 2006 and 2005, respectively. In February 2007, the Board approved a new share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected consolidated financial data as of and for each of the five years ended December 31, 2006 for the Company should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data".

                                                                  Year Ended December 31, (a)
                                                -------------------------------------------------------------
                                                   2006         2005         2004         2003         2002
                                                ---------    ---------    ---------    ---------    ---------
                                                                (in millions, except per share data)
Statements of Operations Data:
 Revenues and other income:
  Oil and gas.................................. $ 1,582.0    $ 1,453.2    $ 1,012.6    $   725.8    $   551.9
  Interest and other (b )......................      58.7         31.6          2.2          7.8          7.6
  Gain (loss) on disposition of assets, net....      (7.9)        59.8           --          1.4          4.2
                                                ---------    ---------    ---------    ---------    ---------
                                                  1,632.8      1,544.6      1,014.8        735.0        563.7
                                                ---------    ---------    ---------    ---------    ---------
 Costs and expenses:
  Oil and gas production.......................     398.3        346.4        224.9        162.4        152.2
  Depletion, depreciation and amortization.....     359.5        299.9        231.6        170.3        154.7
  Impairment of long-lived assets (c)..........        --           .6         39.7           --           --
  Exploration and abandonments.................     264.1        163.3        113.3         93.9         47.9
  General and administrative...................     121.8        114.3         73.2         54.4         43.4
  Accretion of discount on asset retirement
    obligations................................       4.8          4.2          4.1          2.9           --
  Interest.....................................     107.0        126.1        102.0         91.3         95.8
  Hurricane activity, net (d)..................      32.0         39.8           --           --           --
  Other (e)....................................      36.3         99.5         28.4         16.6         30.2
                                                ---------    ---------    ---------    ---------    ---------
                                                  1,323.8      1,194.1        817.2        591.8        524.2
                                                ---------    ---------    ---------    ---------    ---------
  Income from continuing operations before
    income taxes and cumulative effect of
    changes in accounting principle............     309.0        350.5        197.6        143.2         39.5
  Income tax benefit (provision) (f)...........    (136.7)      (155.8)       (63.1)       134.2          (.9)
                                                ---------    ---------    ---------    ---------    ---------
  Income from continuing operations before
    cumulative effect of change in accounting
    principle..................................     172.3        194.7        134.5        277.4         38.6
  Income from discontinued operations,
    net of tax (a).............................     567.4        339.9        178.4        117.8        (11.9)
                                                ---------    ---------    ---------    ---------    ---------
  Income (loss) before cumulative effect of
    change in accounting principle.............     739.7        534.6        312.9        395.2         26.7
  Cumulative effect of change in accounting
    principle, net of tax (g)..................        --           --           --         15.4           --
                                                ---------    ---------    ---------    ---------    ---------
  Net income................................... $   739.7    $   534.6    $   312.9    $   410.6    $    26.7
                                                =========    =========    =========    =========    =========
  Income from continuing operations before
    cumulative effect of change in accounting
    principle per share:
      Basic.................................... $    1.39    $    1.42    $    1.07    $    2.37    $     .34
                                                =========    =========    =========    =========    =========
      Diluted.................................. $    1.36    $    1.40    $    1.06    $    2.34    $     .34
                                                =========    =========    =========    =========    =========
  Net income per share:
      Basic.................................... $    5.95    $    3.90    $    2.50    $    3.50    $     .24
                                                =========    =========    =========    =========    =========
      Diluted.................................. $    5.81    $    3.80    $    2.46    $    3.46    $     .23
                                                =========    =========    =========    =========    =========
  Weighted average shares outstanding:
      Basic....................................     124.4        137.1        125.2        117.2        112.5
                                                =========    =========    =========    =========    =========
      Diluted..................................     127.6        141.4        127.5        118.5        114.3
                                                =========    =========    =========    =========    =========
  Dividends declared per share................. $     .25    $     .22    $     .20    $      --    $      --
                                                =========    =========    =========    =========    =========
Balance Sheet Data (as of December 31):
  Total assets................................. $ 7,355.4    $ 7,329.2    $ 6,733.5    $ 3,951.6    $ 3,455.1
  Long-term obligations and minority
    interests.................................. $ 3,483.7    $ 4,078.8    $ 3,357.2    $ 1,762.0    $ 1,805.6
  Total stockholders' equity................... $ 2,984.7    $ 2,217.1    $ 2,831.8    $ 1,759.8    $ 1,374.9







--------

(a)  Certain amounts for periods prior to January 1, 2006 have been reclassified
     (i) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") to reflect the results of operations of certain assets disposed of during 2006 as discontinued operations, rather than as a component of continuing operations (see Notes B and V of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional discussion) and (ii) to conform with the current year presentation.

(b) Interest and other income in 2006 and 2005 include $7.6 million and $14.2 million, respectively, of income associated with various business interruption insurance claims. See Notes M and U of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(c) During 2005 and 2004, the Company recorded $.6 million and $39.7 million of impairment charges for its Gabonese Olowi field because development of the discovery was canceled due to significant increases in projected field development costs. See Note S of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(d) Hurricane activity, net, for 2006 and 2005 includes $75.0 million and $39.8 million, respectively, of charges to reclaim and abandon the East Cameron facilities destroyed by Hurricane Rita. In 2006, the Company recorded $43.0 million of estimated insurance recoveries associated with debris removal. See Note U of Notes to Consolidated Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".

(e) Other expense for 2006, 2005, 2003 and 2002 includes losses on the early extinguishment of debt of $8.1 million, $26.0 million, $1.5 million and $22.3 million, respectively. Other expense for 2006, 2005, 2004, 2003 and 2002 includes $(11.6) million, $44.2 million, $4.2 million, $2.8 million and $1.7 million, respectively, of derivative ineffectiveness charges (credits). See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

(f) Income tax benefit for 2003 includes a $197.7 million adjustment to reduce United States deferred tax asset valuation allowances.

(g) Cumulative effect of change in accounting principle for 2003 relates to the adoption of SFAS No. 143 "Accounting for Asset Retirement Obligations" on January 1, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Strategic Initiatives and Goals

     During 2006, the Company accomplished significant goals underlying the strategic initiatives established in 2005 to enhance shareholder value and investment returns. Together with other important accomplishments, the Company:

       o Substantially completed a $1 billion share repurchase program, $640.7 million of which was completed during 2005 and $345.3 million of which was completed during 2006

       o Completed the divestiture of the Company's assets in Argentina for net proceeds of $669.6 million, resulting in a gain of $10.9 million

       o Completed the divestiture of the Company's assets in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.2 million

       o  Reduced    higher-risk,    higher-impact   exploration   spending   to
          approximately five percent of the total capital spent in 2006

       o  Focused  capital   spending  on  lower-risk   North  American  onshore
          development and extension drilling

       o  Produced 35.9 MMBOE in 2006 from continuing operations

       o  Increased the semi-annual dividend to shareholders to $0.13 per share

Financial and Operating Performance

       Pioneer's financial and operating performance for 2006 included the following highlights:

       o Average daily sales volumes, on a BOE basis, decreased three percent in 2006 as compared to 2005, primarily due to a 126 percent increase in the delivery of VPP volumes. Excluding the delivery of the VPP volumes in 2006 (5.6 MMBOE) and 2005 (2.5 MMBOE), the Company's North American production increased approximately nine percent, which the Company believes provides a better understanding of the actual results of the Company's 2006 North American drilling program excluding the increased VPP deliveries.

       o Oil and gas revenues increased nine percent in 2006 as compared to 2005, primarily as a result of increases in worldwide oil and NGL prices.

        o Net income increased 38 percent to $739.7 million ($5.81 per diluted share) in 2006 from $534.6 million ($3.80 per diluted share) in 2005, primarily on the strength of higher oil and NGL prices and gains on the sale of deepwater Gulf of Mexico and Argentine assets.

       o Income from continuing operations decreased to $172.3 million ($1.36 per diluted share) for 2006, as compared to $194.7 million ($1.40 per diluted share) for 2005, primarily due to higher exploration and abandonment expenses in 2006.

       o The Company recognized income from discontinued operations of $567.4 million ($4.45 per diluted share) during 2006, primarily attributable to the sale of deepwater Gulf of Mexico and Argentine assets, as compared to income from discontinued operations of $339.9 million ($2.40 per diluted share) during 2005.

       o Outstanding debt decreased to $1.5 billion at December 31, 2006 as compared to $2.1 billion at December 31, 2005, primarily due to the application of sales proceeds from the Company's divestment of its assets in Argentina and the deepwater Gulf of Mexico.

       o The Company's debt-to-capitalization was 33 percent at December 31, 2006 as compared to 48 percent at December 31, 2005.

       o Net cash provided by operating activities decreased by $522.3 million, or 41 percent as compared to that of 2005, primarily due to the sale of deepwater Gulf of Mexico and Argentine assets during 2006 and Canadian and Gulf of Mexico shelf assets during 2005.

       o The Company added 91 MMBOE of proved reserves during 2006, resulting in total proved reserves of 904.9 MMBOE at December 31, 2006.

2007 Outlook and Activities

     Commodity prices. Significant factors that may impact 2007 commodity prices include developments in the issues currently impacting Iraq and Iran and the Middle East in general; the extent to which members of the OPEC and other oil exporting nations are able to continue to manage oil supply through export quotas; and overall North American gas supply and demand fundamentals, including the impact of increasing LNG deliveries to the United States. Although the Company cannot predict the occurrence of events that may affect 2007 commodity prices or the degree to which these prices will be affected, the prices for any commodity that the Company produces will generally approximate current market prices in the geographic region of the production. Pioneer will continue to strategically hedge a portion of its oil and gas price risk to mitigate the impact of price volatility on its oil, NGL and gas revenues. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's commodity hedge positions at December 31, 2006. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for disclosures about the Company's commodity related derivative financial instruments.

     Capital budget for 2007. The Company announced a 2007 capital budget of $1.1 billion, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs. The 2007 capital budget is allocated (i) 50 percent to low-risk development drilling in onshore North American core areas, (ii) 25 percent to the development of the South African South Coast Gas and Alaskan Oooguruk projects, (iii) 20 percent to test and develop lower-risk resource plays in onshore North America and Tunisia and (iv) 5 percent to high-impact exploration activities in the United States and West Africa. The Company plans to drill and recomplete approximately 650 to 700 wells during 2007.

     2007 Annual Production. The Company believes that the results from its 2006 drilling program and 2007 capital budget will allow the Company to realize production growth during 2007 of 10 percent or more as compared to the Company's 2006 production.

     First Quarter 2007 Outlook. Based on current estimates, the Company expects that first quarter 2007 production will average 97,000 to 102,000 BOEPD. The range reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia and the recent downtime related to severe winter weather in the Company's Rockies and Mid-Continent areas, which is expected to reduce first quarter production by approximately 3,000 BOEPD.

     First quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.25 to $12.25 per BOE based on current NYMEX strip prices for oil and gas, reduced production due to weather downtime and increased weather-related repair costs. Depletion, depreciation and amortization ("DD&A") expense is expected to average $10.00 to $11.00 per BOE.

     Total exploration and abandonment expense for the quarter is expected to be $50 million to $90 million including (i) up to $25 million from high-impact drilling on Alaska's North Slope, (ii) up to $30 million from activities in the Company's resource plays in the Edwards Trend in South Texas, Uinta/Piceance in the Rockies area, Canada and Tunisia, (iii) $30 million in seismic investments and personnel costs, primarily related to the resource plays the Company is currently progressing and (iv) $5 million related to acreage and other costs. General and administrative expense is expected to be $30 million to $35 million. Interest expense is expected to be $25 million to $28 million. Accretion of discount on asset retirement obligations is expected to be $1 million to $2 million.

     The Company's first quarter effective income tax rate is expected to range from 37 percent to 45 percent based on current capital spending plans and higher tax rates in certain foreign jurisdictions. Cash income taxes are expected to range from $5 million to $15 million, principally related to Tunisian income taxes.

     Share repurchase programs. In February 2007, the Company announced that the Board approved a new share repurchase program that authorizes the purchase of up to $300 million of the Company's common stock. This share repurchase program follows the Company's previous share repurchase programs of $1 billion and $300 million, which were essentially completed during 2006 and 2005, respectively.

Acquisitions

     2006 acquisition expenditures. During 2006, the Company spent approximately $223.2 million to acquire proved and unproved properties, which was comprised of approximately $144.8 million of proved properties and $78.3 million of unproved properties. The proved properties were primarily bolt-on and acreage acquisitions in the Spraberry field and Edwards Trend area. In North America, the acquisition of unproved properties is comprised of acreage acquisitions in the Spraberry field, Edwards Trend area, Rockies area, Alaska and Canada. The Company also acquired an additional interest in its Jenein Nord block in Tunisia and recognized additional obligations associated with its Nigerian prospects during 2006.

     2005 acquisition expenditures. In July 2005, the Company completed the acquisition of approximately 70 MMBOE of substantially proved undeveloped oil reserves in the United States core areas of the Permian Basin and South Texas for $176.9 million.

     2004 Evergreen merger. On September 28, 2004, Pioneer completed a merger with Evergreen Resources, Inc. ("Evergreen"). Pioneer acquired the common stock of Evergreen for a total purchase price of approximately $1.8 billion, which was comprised of cash and Pioneer common stock.

Divestitures

     Argentina and Deepwater Gulf of Mexico. During March 2006, the Company sold its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.2 million. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. The historic results of these properties and the related gains on disposition are reported as discontinued operations.

     Volumetric production payments. During January 2005, the Company sold 20.5 MMBOE of proved reserves in the Hugoton and Spraberry fields, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements.

     During April 2005, the Company sold 7.3 MMBOE of proved reserves in the Spraberry field, by means of a VPP for net proceeds of $300.3 million, including the value attributable to certain derivative hedge agreements assigned to the buyer of the April VPP.

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

     Canada and Shelf Gulf of Mexico. During 2005, the Company sold its interests in the Martin Creek and Conroy Black areas of northeast British
Columbia and the Lookout Butte area of southern Alberta for net proceeds of $197.2 million, resulting in a gain of $138.3 million. During 2005, the Company also sold all of its interests in certain oil and gas properties on the Gulf of Mexico shelf for net proceeds of $59.2 million, resulting in a gain of $27.9 million. The historic results of these properties and the related gains on disposition are reported as discontinued operations.

     Gabon divestiture. In 2005, the Company closed the sale of the shares in a Gabonese subsidiary that owns the interest in the Olowi block for $47.9 million of net proceeds, resulting in a gain of $47.5 million with no associated income tax effect either in Gabon or the United States. In addition, Pioneer retains the potential, under certain circumstances, to receive additional payments for production discovered from deeper reservoirs on the block, if any.

Results of Operations

     Oil and gas revenues. Oil and gas revenues totaled $1.6 billion, $1.5 billion and $1.0 billion during 2006, 2005 and 2004, respectively. The revenue increase during 2006, as compared to 2005, was due to a 69 percent increase in reported oil prices, including the effects of commodity price hedges and VPP deliveries, and an 11 percent increase in NGL prices. Partially offsetting the effects of increased oil and NGL prices was an 11 percent decrease in reported gas prices, including the effects of commodity price hedges and VPP deliveries, and a three percent decrease in average daily sales volumes on a BOE basis. The revenue increase during 2005, as compared to 2004, was due to a 19 percent increase in reported oil prices, a 27 percent increase in NGL prices and a 42 percent increase in reported gas prices, including the effects of commodity price hedges and VPP deliveries, along with increased production in 2005 on a BOE basis.

     A significant factor contributing to the increases in reported oil prices and decreases in reported oil sales volumes in 2006 as compared to 2005 was the initiation of first deliveries of oil volumes under the Company's VPP agreements in January 2006. Similarly, reported gas prices and decreases in gas sales volumes in 2006 and 2005 as compared to 2004 were impacted by the initiation of first deliveries of gas volumes under the Company's VPP agreements during the first half of 2005 offset by the decline in underlying gas prices. In accordance with GAAP, VPP deliveries result in VPP deferred revenue amortization being recognized in oil and gas revenues with no associated sales volumes being recorded.

     The following table provides average daily sales volumes from continuing operations, including the effects of delivery of the VPP volumes, by geographic area and in total, for 2006, 2005 and 2004:

                                                   Year Ended December 31,
                                               -------------------------------
                                                 2006       2005        2004
                                               --------   --------    --------
         Oil (Bbls):
           United States..................       17,716     21,942      21,863
           Canada.........................          311        210          72
           South Africa...................        4,127      6,588       9,368
           Tunisia........................        2,386      3,477       2,308
                                               --------   --------     -------
           Worldwide......................       24,540     32,217      33,611
                                               ========   ========     =======
         NGLs (Bbls):
           United States..................       18,488     17,403      19,678
           Canada.........................          463        503         425
                                               --------   --------     -------
           Worldwide......................       18,951     17,906      20,103
                                               ========   ========     =======
         Gas (Mcf):
           United States..................      284,732    271,033     209,371
           Canada.........................       43,420     36,427      25,606
           South Africa...................           --         --          --
           Tunisia........................        1,195         --          --
                                               --------   --------     -------
           Worldwide......................      329,347    307,460     234,977
                                               ========   ========     =======
        Total (BOE):
           United States..................       83,659     84,517      76,437
           Canada.........................        8,011      6,784       4,764
           South Africa...................        4,127      6,588       9,368
           Tunisia........................        2,585      3,477       2,308
                                               --------   --------     -------
           Worldwide......................       98,382    101,366      92,877
                                               ========   ========     =======


     On a BOE basis, average daily production for 2006, as compared to 2005, increased by 18 percent in Canada, while average daily production decreased by one percent in the United States and by 33 percent in Africa. Average daily per BOE production for 2005, as compared to 2004, increased by 11 percent and 42 percent in the United States and Canada, respectively, and decreased by 14 percent in Africa.

     Average daily production in the United States was slightly lower during 2006, as compared to 2005, primarily due to a 126 percent increase in VPP oil and gas deliveries on a BOE basis, partially offset by accelerated development drilling in core areas. The increase in United States production volumes during 2005, as compared to 2004, was primarily due to production from properties acquired in the Evergreen merger, partially offset by first deliveries of VPP gas volumes during 2005.

     Canadian average daily sales volumes increased during 2006, as compared to 2005, primarily due to the significant drilling activity in the CBM Horseshoe Canyon area. The increase in Canadian production volumes during 2005, as compared to 2004, was primarily due to new production from Canadian properties acquired in the Evergreen merger and production from new wells drilled during the 2004 - 2005 winter drilling program.

     Production declined in Africa during 2006 and 2005 primarily due to (i) normal production declines from producing properties in South Africa and Tunisia, partially offset by drilling success in Tunisia and (ii) the Company's interest in the Adam Concession in Tunisia being reduced in 2006 from 24 percent to 20 percent in accordance with the terms of the concession agreement. In Tunisia, the Company recorded gas sales volumes and revenue for the first time after finalizing a gas sales arrangement during 2006.

     The following table provides average daily sales volumes from discontinued operations during 2006, 2005 and 2004:

                                                       Year Ended December 31,
                                                 ----------------------------------
                                                   2006         2005         2004
                                                 --------     --------     --------
          Oil (Bbls):
            United States.....................      2,400        5,280        4,774
            Argentina.........................      2,515        7,869        8,534
            Canada............................         --           28           65
                                                 --------     --------     --------
            Worldwide.........................      4,915       13,177       13,373
                                                 ========     ========     ========
          NGLs (Bbls):
            United States.....................         --           65           60
            Argentina.........................        421        1,824        1,546
            Canada............................         --          112          492
                                                 --------     --------     --------
            Worldwide.........................        421        2,001        2,098
                                                 ========     ========     ========
          Gas (Mcf):
            United States.....................     36,038      230,171      312,468
            Argentina.........................     43,905      137,032      121,654
            Canada............................         14        6,489       16,261
                                                 --------     --------     --------
            Worldwide.........................     79,957      373,692      450,383
                                                 ========     ========     ========
          Total (BOE):
            United States.....................      8,406       43,707       56,912
            Argentina.........................     10,253       32,531       30,356
            Canada............................          2        1,221        3,267
                                                 --------     --------     --------
            Worldwide.........................     18,661       77,459       90,535
                                                 ========     ========     ========

     The following table provides average reported prices from continuing operations, including the results of hedging activities and the amortization of VPP deferred revenue, and average realized prices from continuing operations, excluding the results of hedging activities and the amortization of VPP deferred revenue, by geographic area and in total, for 2006, 2005 and 2004:

                                                         Year Ended December 31,
                                                    --------------------------------
                                                      2006        2005        2004
                                                    --------    --------    --------
         Average reported prices:
          Oil (per Bbl):
           United States........................    $  65.73    $  32.01    $  29.53
           Canada...............................    $  65.57    $  52.12    $  48.37
           South Africa.........................    $  65.92    $  53.01    $  37.87
           Tunisia..............................    $  63.16    $  52.98    $  39.14
           Worldwide............................    $  65.51    $  38.70    $  32.56
          NGL (per Bbl):
           United States........................    $  35.24    $  31.72    $  25.05
           Canada...............................    $  51.47    $  45.79    $  32.03
           Worldwide............................    $  35.64    $  32.12    $  25.20
          Gas (per Mcf):
           United States........................    $   6.15    $   6.94    $   4.99
           Canada...............................    $   6.75    $   7.67    $   4.72
           Tunisia..............................    $   5.97    $     --    $     --
           Worldwide............................    $   6.23    $   7.02    $   4.96
         Average realized prices:
          Oil (per Bbl):
           United States........................    $  62.92    $  54.05    $  39.22
           Canada...............................    $  65.57    $  52.12    $  48.37
           South Africa.........................    $  65.74    $  53.01    $  38.60
           Tunisia..............................    $  63.16    $  52.98    $  39.14
           Worldwide............................    $  63.45    $  53.71    $  39.06
          NGL (per Bbl):
           United States........................    $  35.24    $  31.72    $  25.05
           Canada...............................    $  51.47    $  45.79    $  32.03
           Worldwide............................    $  35.64    $  32.12    $  25.20
          Gas (per Mcf):
           United States........................    $   5.96    $   7.26    $   5.46
           Canada...............................    $   6.61    $   7.67    $   5.37
           Tunisia..............................    $   5.97    $     --    $     --
           Worldwide............................    $   6.04    $   7.31    $   5.45

     Hedging activities. The Company, from time to time, utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During 2006, 2005 and 2004, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $149.0 million, $284.9 million and $121.9 million, respectively. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning the impact to oil and gas revenues during 2006, 2005 and 2004 from the Company's hedging activities, the Company's open and terminated hedge positions at December 31, 2006 and descriptions of the Company's commodity hedge derivatives. Also see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional disclosures about the Company's commodity related derivative financial instruments.

     Subsequent to December 31, 2006, the Company reduced its oil hedge positions by terminating certain oil swap contracts and increased its gas hedge position by adding additional gas swap contracts. See Note J of Notes to

Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information concerning these changes in the oil and gas hedge positions.

     Deferred revenue. During 2006 and 2005, the Company's recognition of previously deferred VPP revenue increased oil and gas revenues from continuing operations by $190.3 million and $75.8 million, respectively. The Company's amortization of deferred VPP revenue is scheduled to increase 2007 oil and gas revenues by $181.2 million. See Note T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's VPPs.

     Interest and other income. The Company's interest and other income totaled $58.7 million, $31.5 million and $2.2 million during 2006, 2005 and 2004, respectively. The $27.2 million increase during 2006, as compared to 2005, is primarily attributable to (i) $13.8 million of hedge ineffectiveness gains recorded during 2006, (ii) a $13.2 million increase in interest income primarily attributable to the investing the proceeds from the Argentine and deepwater Gulf of Mexico divestitures during 2006 and (iii) $5.6 million of Alaskan exploration incentive credits received in 2006, offset by a $6.6 million decrease in business interruption insurance claims primarily attributable to the 2005 Fain plant fire in the West Panhandle field. The increase in interest and other income during 2005, as compared to 2004, is primarily attributable to the recognition of $14.2 million in business interruption insurance claims related to the Fain plant fire. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding interest and other income.

     Gain (loss) on disposition of assets. The Company recorded a net loss on disposition of assets of $7.9 million in 2006, as compared to net gains of $59.8 million and $39,000 during 2005 and 2004, respectively.

     In 2005, the gain was primarily related to (i) the sale of the stock of a subsidiary that owned the interest in the Olowi block in Gabon, which resulted in a $47.5 million gain and (ii) a $14 million insurance settlement on the Company's East Cameron facility that was destroyed by Hurricane Rita, which resulted in a $9.7 million gain.

     During 2006, the Company recognized gains on the sale of its interest in certain oil and gas properties in the deepwater Gulf of Mexico and its Argentina assets of approximately $737.2 million. During 2005, the Company also recognized gains on the sale of certain assets in Canada and the shelf of the Gulf of Mexico of approximately $166.2 million. However, pursuant to SFAS 144, these gains and the results of operations from the assets are presented as discontinued operations.

     The net cash proceeds from asset divestitures during 2006, 2005 and 2004 were used, together with net cash flows provided by operating activities, to fund additions to oil and gas properties and stock repurchase programs, and to reduce outstanding indebtedness. See Notes N and V of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Oil and gas production costs. The Company's oil and gas production costs totaled $398.3 million, $346.4 million and $224.9 million during 2006, 2005 and 2004, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production taxes and ad valorem taxes are directly related to commodity price changes. Total production costs per BOE increased during 2006 by 18 percent as compared to 2005 primarily due to (i) the impact of a 126 percent increase in delivered volumes under VPP agreements, for which the Company bears all associated production costs and records no associated sales volumes (representing a per BOE production cost impact of approximately $1.50 during 2006 as compared to $.59 during 2005), (ii) general inflation of field service and supply costs and (iii) increases in production and ad valorem taxes and field utility costs due to increasing commodity and utility prices.

     Total production costs per BOE increased during 2005 by 41 percent as compared to 2004. The increase in total production costs per BOE during 2005 as compared to 2004 was primarily attributable to (i) an increase in production and ad valorem taxes as a result of higher commodity prices, (ii) higher Canadian gas transportation fees, (iii) the retention of production costs related to VPP volumes sold (approximately $.59 per BOE, during 2005), (iv) new production added from the Evergreen merger, which are relatively higher per BOE operating cost properties and (v) increases in field service and supply costs primarily associated with rising commodity prices.

     The following tables provide the components of the Company's total production costs per BOE and total production costs per BOE by geographic area for 2006, 2005 and 2004:

                                                          Year Ended December 31,
                                                       ----------------------------
                                                        2006       2005       2004
                                                       ------     ------     ------
     Lease operating expenses....................      $ 6.23     $ 5.06     $ 3.87
     Third-party transportation charges..........        1.22       1.03        .44
     Taxes:
      Ad valorem.................................        1.24       1.09        .82
      Production.................................        1.69       1.61       1.10
     Workover costs..............................         .71        .57        .39
                                                       ------     ------     ------
      Total production costs.....................      $11.09     $ 9.36     $ 6.62
                                                       ======     ======     ======

                                                          Year Ended December 31,
                                                       ----------------------------
                                                        2006       2005       2004
                                                       ------     ------     ------
     United States...............................      $10.62     $ 8.99     $ 6.24
     Canada......................................      $16.82     $14.83     $10.79
     South Africa................................      $14.47     $11.79     $ 8.31
     Tunisia.....................................      $ 3.41     $ 3.20     $ 3.58
     Worldwide...................................      $11.09     $ 9.36     $ 6.62

     Depletion, depreciation and amortization expense. The Company's total DD&A expense was $10.01, $8.11 and $6.81 per BOE for 2006, 2005 and 2004,
respectively. Depletion expense, the largest component of DD&A expense, was $9.34, $7.56 and $6.46 per BOE during 2006, 2005 and 2004, respectively. During 2006, the increase in per BOE depletion expense was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves as a result of cost inflation in drilling rig rates and drilling supplies, (ii) the aforementioned sale of proved reserves under VPP agreements, for which the Company removed proved reserves with no corresponding decrease in cost basis, (iii) a $.50 per BOE increase in Tunisian depletion, primarily associated with 2006 and 2005 decreases in the Company's interest in the Adam Concession, offset by (iv) a $3.91 per BOE decrease in South Africa depletion, primarily associated with 2006 and 2005 positive revisions to proved reserves based on well performance.

     During 2005, the increase in per BOE depletion expense was due to relatively higher per BOE cost basis Rocky Mountains area production acquired in the Evergreen merger and a higher depletion rate for the Hugoton and Spraberry fields as a result of the VPP volumes sold.

     The following table provides depletion expense per BOE from continuing operations by geographic area for 2006, 2005 and 2004:


                                                          Year Ended December 31,
                                                       ----------------------------
                                                        2006       2005       2004
                                                       ------     ------     ------
        United States...............................   $ 9.07     $ 7.10     $ 5.34
        Canada......................................   $15.39     $12.71     $12.93
        South Africa................................   $ 6.28     $10.19     $12.86
        Tunisia.....................................   $ 4.25     $ 3.75     $ 4.43
        Worldwide...................................   $ 9.34     $ 7.56     $ 6.46

     Impairment of oil and gas properties. The Company reviews its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. During 2005 and 2004, the Company recognized noncash impairment charges of $644 thousand and $39.7 million, respectively, to reduce the carrying value of its Gabonese Olowi field assets as development of the discovery was canceled. See "Critical Accounting Estimates" below and Notes B and S of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information pertaining to the Company's accounting policies regarding assessments of impairment and the Gabonese Olowi field impairment, respectively.

     Exploration, abandonments, geological and geophysical costs. The following table provides the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense by geographic area for 2006, 2005 and 2004:

                                         United                South
                                         States     Canada     Africa     Tunisia      Other       Total
                                       ---------   --------   --------   ---------   ---------   ---------
Year ended December 31, 2006:
  Geological and geophysical.......    $  79,141   $  5,287   $    288   $   8,402   $  21,536   $ 114,654
  Exploratory dry holes............       80,024      6,438      7,227       6,214      15,845     115,748
  Leasehold abandonments and other.       13,696      2,223         --          --      17,824      33,743
                                       ---------   --------   --------   ---------   ---------   ---------
                                       $ 172,861   $ 13,948   $  7,515   $  14,616   $  55,205   $ 264,145
                                       =========   ========   ========   =========   =========   =========

Year ended December 31, 2005:
  Geological and geophysical.......    $  63,707   $  4,452   $    283   $      --   $  34,070   $ 102,512
  Exploratory dry holes............       24,462      3,468        804       9,041       9,136      46,911
  Leasehold abandonments and other.        8,957      1,625        125          --       3,193      13,900
                                       ---------   --------   --------   ---------   ---------   ---------
                                       $  97,126   $  9,545   $  1,212   $   9,041   $  46,399   $ 163,323
                                       =========   ========   ========   =========   =========   =========

Year ended December 31, 2004:
  Geological and geophysical.......    $  49,722   $  4,047   $    868   $      --   $  13,965   $  68,602
  Exploratory dry holes............        1,151     11,131       (338)         --      24,798      36,742
  Leasehold abandonments and other.        4,138      3,883         --          --           6       8,027
                                       ---------   --------   --------   ---------   ---------   ---------
                                       $  55,011   $ 19,061   $    530   $      --   $  38,769   $ 113,371
                                       =========   ========   ========   =========   =========   =========

     During 2006, significant components of the Company's dry hole provisions and leasehold abandonments expense included (i) $34.0 million of costs associated with the Company's unsuccessful exploratory well on its Block 256 prospect offshore Nigeria, including $17.8 million of associated unproved leasehold impairment, (ii) $21.6 million of dry hole provisions recorded for the Company's unsuccessful Cronus, Storms and Antigua prospects in the North Slope area of Alaska, (iii) $18.4 million of dry hole provisions and abandonment costs recognized on prospects drilled in prior periods that were being evaluated for commerciality, including $7.2 million of costs associated with the Company's Boomslang prospect offshore South Africa, $7.0 million of costs associated with two discoveries on the Gulf of Mexico shelf in 2005 and $4.2 million of costs associated with the Company's Anaguid permit in Tunisia, (iv) $16.0 million of dry hole provision and unproved property impairment recognized on the Company's unsuccessful Norphlet prospect in Mississippi, (v) a $14.3 million unsuccessful well on the Company's Flying Cloud prospect in the Gulf of Mexico and (vi) $6.4 million of unsuccessful exploratory wells in Canada. During 2006, the Company completed and evaluated 414 exploration/extension wells, 384 of which were successfully completed as discoveries.

     Significant components of the Company's dry hole expense during 2005 included (i) $21.2 million related to Alaskan well costs, (ii) $9.5 million associated with an unsuccessful Nigerian well, (iii) $3.5 million attributable to an unsuccessful suspended well in the Company's El Hamra permit in Tunisia,
(iv) $5.1 million attributable to an unsuccessful suspended well in the Company's Anaguid permit in Tunisia and (v) various other exploratory wells. During 2005, the Company completed and evaluated 180 exploratory/extension wells, 149 of which were successfully completed as discoveries.

     Significant components of the Company's dry hole expense during 2004 included (i) $19.0 million on the Company's Gabonese Olowi prospect and (ii) $5.8 million associated with the Company's Bravo prospect offshore Equatorial Guinea. During 2004, the Company completed and evaluated 103 exploratory/extension wells, 58 of which were successfully completed as discoveries.

     General and administrative expense. General and administrative expense totaled $121.8 million, $114.2 million and $73.2 million during 2006, 2005 and 2004, respectively. The increase in general and administrative expense during 2006, as compared to 2005, was primarily due to a full year effect of the 2005 staff increases associated with the Evergreen acquisition. The Company continues to review its general and administrative expenses and remains focused on initiatives to control its expenditures.

     The increase in general and administrative expense during 2005, as compared to 2004, was primarily due to increases in administrative staff, including staff increases associated with the Evergreen merger, and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and employees during 2005.

     Interest expense. Interest expense was $107.0 million, $126.1 million and $102.0 million during 2006, 2005 and 2004, respectively. The weighted average interest rate on the Company's indebtedness for the year ended December 31, 2006 was 6.7 percent, as compared to 6.5 percent and 5.4 percent for the years ended December 31, 2005 and 2004, respectively, including the effects of interest rate derivatives. The decrease in interest expense for 2006 as compared to 2005 was primarily due to the repayment of portions of the Company's outstanding borrowings under the Company's credit facility with proceeds from the divestiture of the deepwater Gulf of Mexico and Argentine assets and an $11.1 million increase in interest capitalized on the Company's Oooguruk development project in Alaska and the South Coast Gas project in South Africa, partially offset by a $4.1 million decrease in the amortization of interest rate hedge gains.

     The increase in interest expense for 2005 as compared to 2004 was primarily due to increased average borrowings under the Company's lines of credit, primarily as a result of the cash portion of the consideration paid in the Evergreen merger and $949.3 million of stock repurchases completed during 2005, a $15.2 million decrease in the amortization of interest rate hedge gains, the assumption of $300 million of notes in connection with the Evergreen merger and higher interest rates in 2005.

     See Note F of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt and interest expense.

     Hurricane activity, net. The Company recorded net hurricane related activity expenses of $32.0 million and $39.8 million during 2006 and 2005, respectively, associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, that was destroyed during 2005 by Hurricane Rita.

     The Company does not plan to rebuild the facility based on the economics of the field. During the fourth quarter of 2006, the Company's application to "reef in-place" a substantial portion of the East Cameron debris was denied. As a result, the Company currently estimates that it will cost approximately $119 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis and fee proposal prepared by a third-party engineering firm for the majority of the work and an estimate by the Company for the remainder. During 2006 and 2005, the Company recorded additional abandonment obligation charges of $75 million and $39.8 million, respectively. The operations to reclaim and abandon the East Cameron facilities began in January 2007 and the Company expects to incur a substantial portion of the costs in 2007. The Company expects that a substantial portion of the total estimated cost to reclaim and abandon the facility will be covered by insurance, including 100 percent of the debris removal costs. Consequently, the Company has recorded a $43.0 million insurance recovery receivable corresponding to the estimated debris removal costs.

     Other expenses. Other expenses were $36.3 million during 2006, as compared to $99.4 million during 2005 and $28.4 million during 2004. The $63.1 million decrease in other expenses during 2006, as compared to 2005, is primarily attributable to (i) a $53.2 million decrease in hedge ineffectiveness charges and other derivative losses and (ii) a $17.9 million decrease in loss on early extinguishment of portions of the Company's senior notes.

     The increase in other expenses during 2005, as compared to 2004, is primarily attributable to (i) a $43.9 million increase in hedge ineffectiveness and other derivative losses and (ii) a $26.0 million loss on the redemption and tender of portions of the Company's senior notes. See Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a detailed description of the components included in other expenses.

     Income tax provision. The Company recognized income tax provisions on continuing operations of $136.7 million, $155.8 million and $63.1 million during 2006, 2005 and 2004, respectively. The Company's effective tax rates for 2006, 2005 and 2004 were 44.2 percent, 44.5 percent and 31.9 percent, respectively, as compared to the combined United States federal and state statutory rates of approximately 36.5 percent. The effective tax rates of 2006 and 2005 differ from the combined United States federal and state statutory rates primarily due to:

    o  foreign tax rates,
    o adjustments to the deferred tax liability for changes in enacted tax laws and rates, as discussed below,
    o statutes in foreign jurisdictions that differ from those in the United States,
    o recognition of $8.4 million of deferred tax benefit during 2006 as a result of the conversion of senior convertible notes prior to the Company's repayment of the debt principal,
    o recognition of $7.2 million of taxes during 2005 associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 and
    o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits.

     During May 2006, the State of Texas enacted legislation that changed the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the "Texas margin tax"). Also, during 2006, the Canadian federal and provincial governments enacted tax rate reductions that will be phased in over several years. SFAS No. 109, "Accounting for Income Taxes" requires that deferred tax balances be adjusted to reflect tax rate changes during the periods in which the tax rate changes are enacted. The adjustment due to the enactment of the Texas margin tax and the Canadian tax rate changes resulted in a $13.5 million United States tax expense and a $10.2 million Canadian tax benefit during the year ended December 31, 2006, respectively.

     See "Critical Accounting Estimates" below and Note P of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's tax position.

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas asset groups:

   Country               Description of Asset Groups            Date Divested
   -------               ---------------------------            -------------

   Canada                Martin Creek, Conroy Black and
                         Lookout Butte fields                     May 2005

   United States         Two Gulf of Mexico shelf fields          August 2005

   United States         Deepwater Gulf of Mexico fields          March 2006

   Argentina             Argentine assets                         April 2006

     The Company recognized income from discontinued operations of $567.4 million during 2006, as compared to $339.9 million during 2005 and $178.4 million during 2004. Pursuant to SFAS 144, the results of operations of these properties and the related gains on disposition are reported as discontinued operations. See Note V of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional data on discontinued operations.

Capital Commitments, Capital Resources and Liquidity

     Capital commitments. The Company's primary needs for cash are for exploration, development and acquisition of oil and gas properties, repayment of contractual obligations and working capital obligations. Funding for exploration, development and acquisition of oil and gas properties and repayment of contractual obligations may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital resources" and "Financing activities" below. Generally, funding for the Company's working capital obligations is provided by internally-generated cash flows.

     Payments for acquisitions, net of cash acquired. In 2004, the Company paid $880.4 million of cash, net of $12.1 million of cash acquired, and issued shares of the Company's common stock to complete the Evergreen merger. The Company also assumed $300 million principal amount of Evergreen notes and other current and noncurrent obligations associated with the Evergreen merger. As is further discussed in "Financing activities" below, and in Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data", the Company financed the cash costs utilizing credit facilities.

     Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during 2006, 2005 and 2004 totaled $1.4 billion, $1.1 billion and $562.9 million, respectively. The Company's 2006 expenditures for additions to oil and gas properties were funded by $754.8 million of net cash provided by operating activities and by a portion of the net proceeds from the disposition of deepwater Gulf of Mexico and Argentine assets. The Company's 2005 and 2004 expenditures for additions to oil and gas properties were internally funded by $1.3 billion and $1.1 billion, respectively, of net cash provided by operating activities.

     The  Company  strives to maintain  its  indebtedness  at levels  which will provide sufficient financial flexibility to take advantage of future opportunities. The Company's capital budget for 2007 is approximately $1.1 billion. The Company believes that Credit Agreement borrowings and net cash provided by operating activities during 2007, based on the current price environment, will be sufficient to fund the 2007 capital expenditures budget.

     Off-balance sheet arrangements. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2006, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices and gas transportation commitments. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. See "Contractual obligations" below for more information regarding the Company's off-balance sheet arrangements.

     Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (including commitments to pay day rates for drilling rigs), derivative obligations, other liabilities, transportation commitments and VPP obligations.

     The following table summarizes by period the payments due by the Company for contractual obligations estimated as of December 31, 2006:

                                                               Payments Due by Year
                                                --------------------------------------------------
                                                              2008 and     2010 and
                                                   2007         2009         2011       Thereafter
                                                ----------   ----------   ----------   -----------
                                                                  (in thousands)
       Long-term debt (a).................      $   32,075   $    3,777   $  328,000   $1,232,985
       Operating leases (b)...............          29,065       27,906        7,429           --
       Drilling commitments (c)...........         330,381      307,265           --           --
       Derivative obligations (d).........          78,233      121,126           --           --
       Other liabilities (e)..............         170,156       70,932       25,750      108,660
       Transportation commitments (f).....          68,630      137,396      130,992      170,546
       VPP obligations (g)................         181,232      306,044      135,166       42,069
                                                ----------   ----------   ----------   ----------
                                                $  889,772   $  974,446   $  627,337   $1,554,260
                                                ==========   ==========   ==========   ==========





----------

(a)  See Note F of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data". The amounts included in the table above represent principal maturities only.

(b)  See Note I of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data".

(c) Drilling commitments represent future minimum expenditure commitments for drilling rig services and well commitments under contracts to which the Company was a party on December 31, 2006.

(d) Derivative obligations represent net liabilities for oil and gas commodity derivatives that were valued as of December 31, 2006. These liabilities include $131.1 million of liabilities that are fixed in amount and are not subject to continuing market risk. The ultimate settlement amounts of the remaining portions of the Company's derivative obligations are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative obligations.

(e) The Company's other liabilities represent current and noncurrent other liabilities that are comprised of benefit obligations, litigation and environmental contingencies, asset retirement obligations and other obligations for which neither the ultimate settlement amounts nor their timings can be precisely determined in advance. See Notes H, I and L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's post retirement benefit obligations, litigation contingencies and asset retirement obligations, respectively.

(f) Transportation commitments represent estimated transportation fees on gas throughput commitments. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's transportation commitments.

(g) These amounts represent the amortization of the deferred revenue associated with the VPPs. The Company's ongoing obligation is to deliver the specified volumes sold under the VPPs free and clear of all associated production costs and capital expenditures. See Note T of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".

     Environmental contingency. A subsidiary of the Company has been notified by a letter from the Texas Commission on Environmental Quality ("TCEQ") dated August 24, 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State
Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, financial position or future annual results of operations. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

     Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during 2007 and for the foreseeable future.

     Asset divestitures. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.2 million. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. The results of operations for these divestitures are included in the Company's discontinued operations. The net cash proceeds from these divestitures were used to reduce outstanding indebtedness under the Credit Agreement, to fund a portion of additions to oil and gas properties, for stock repurchases and for general corporate purposes.

     During May 2005, the Company sold all of its interests in the Martin Creek, Conroy Black and Lookout Butte oil and gas properties in Canada for net proceeds of $197.2 million, resulting in a gain of $138.3 million. During August 2005, the Company sold all of its interests in certain oil and gas properties on the Gulf of Mexico shelf for net proceeds of $59.2 million, resulting in a gain of $27.9 million. During October 2005, the Company sold all of its shares in a subsidiary that owns the interest in the Olowi block in Gabon for net proceeds of $47.9 million, resulting in a gain of $47.5 million. The net cash proceeds from the 2005 divestitures were used to reduce outstanding indebtedness.

     During January 2005, the Company sold 20.5 MMBOE of proved reserves, by means of two VPPs for net proceeds of $592.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were used to reduce outstanding indebtedness.

     During April 2005, the Company sold 7.3 MMBOE of proved reserves, by means of another VPP for net proceeds of $300.3 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPP were used to reduce outstanding indebtedness.

     See Note T of Notes to Consolidated  Financial Statements included in "Item
8. Financial Statements and Supplementary Data" for additional information regarding the Company's VPPs.

     Operating activities. Net cash provided by operating activities during 2006, 2005 and 2004 was $754.8 million, $1.3 billion and $1.1 billion, respectively. The decrease in net cash provided by operating activities in 2006, as compared to that of 2005, was primarily due to the loss of cash flow from the aforementioned asset divestitures. The increase in net cash provided by operating activities in 2005, as compared to that of 2004, was primarily due to higher commodity prices and the operations acquired in the Evergreen merger.

     Investing activities. Net cash provided by investing activities during 2006 was $145.5 million, as compared to net cash provided by investing activities of $84.7 million during 2005 and net cash used in investing activities of $1.5 billion during 2004. The increase in net cash provided by investing activities during 2006, as compared to 2005, was primarily due to a $396.2 million increase in proceeds from disposition of assets, partially offset by a $280.6 million increase in additions to oil and gas properties. The decrease in net cash used in investing activities during 2005, as compared to 2004, was primarily due to
(i) $1.2 billion in proceeds from asset divestitures in 2005, which included $892.6 million of net proceeds received from VPPs sold during 2005 and (ii) $880.4 million of cash consideration paid in 2004 in connection with the Evergreen merger offset by an increase of $560.4 million in additions to oil and gas properties. See "Results of Operations" above and Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.

     Financing activities. Net cash used in financing activities was $913.5 million and $1.4 billion during 2006 and 2005, respectively. Net cash provided by financing activities during 2004 was $414.3 million. During 2006, significant components of financing activities included $554.7 million of net cash used to repay long-term borrowings, $348.9 million of net cash used to purchase 8.9 million shares of stock and $31.7 million of dividend payments, partially offset by $17.4 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. During 2005, financing activities were comprised of $353.6 million of net principal repayments on long-term debt, $60.1 million of payments of other noncurrent liabilities, primarily comprised of cash settlements of acquired hedge obligations, $30.3 million of dividends paid and $949.3 million of stock repurchases, partially offset by $41.6 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases. During 2004, financing activities were comprised of $553.4 million of net principal borrowings on long-term debt, $54.3 million of payments of other noncurrent liabilities, primarily comprised of settlements of fair value and acquired hedge obligations and other financial obligations, $92.3 million of stock repurchases and $26.6 million of dividends paid, partially offset by $35.1 million of proceeds from the exercise of long-term incentive plan stock options and employee stock purchases.

     During September 2005, the Company announced that the Board had approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock. During 2006 and 2005, the Company expended a total of $348.9 million to acquire 8.9 million shares of stock and $949.3 million to acquire 20.0 million shares of stock, respectively, of which $345.3 million and $940.3 million, respectively, were repurchased pursuant to the repurchase programs. In February 2007, the Board approved a new share repurchase program authorizing the purchase of up to $300 million of the Company's common stock.

     During May 2006, the Company issued $450 million of 6.875% Notes for net proceeds of $447.4 million. The Company used the net proceeds, in part, from the 6.875% Notes to repurchase $346.2 million of its 6.50% Notes and for general corporate purposes.

     During  2006,  holders  of  all  of  the  $100  million  of 4  3/4%  Senior
Convertible Notes due 2021 exercised their conversion rights. Associated therewith, the Company paid $79.9 million in cash, issued 2.3 million shares of common stock and recorded a $22.0 million increase to stockholders' equity.

     During September 2005, the Company entered into an amended credit facility that provides for initial aggregate loan commitments of $1.5 billion and a five-year term (the "Credit Agreement"). Effective September 2006, the participating lenders extended the maturity on $1.395 billion of aggregate loan commitments under the Credit Agreement to September 30, 2011.

     During April 2005, $131.0 million of the Company's 8 7/8% senior notes due 2005 matured and were repaid. During 2005, the Company also redeemed the remaining $64.0 million and $16.2 million, respectively, of aggregate principal amount of its 9 5/8% senior notes due 2010 and its 7.50% senior notes due 2012. During September 2005, the Company accepted tenders to purchase $188.4 million in principal amount of the 5.875% senior notes due 2012 for $199.9 million. The Company utilized unused borrowing capacity under its credit facility to fund these financing activities.

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

     Liquidity. The Company's principal source of short-term liquidity is the Credit Agreement. There was $328.0 million of outstanding borrowings under the Credit Agreement as of December 31, 2006. Including $150.2 million of undrawn and outstanding letters of credit under the Credit Agreement, the Company had $1.0 billion of unused borrowing capacity as of December 31, 2006.

     Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's Investor Services, Inc. ("Moody's"), which are subject to regular reviews. During 2005, S&P lowered the Company's corporate credit rating to BB+ with a stable outlook from BBB-. During 2006, Moody's cut the Company's corporate credit rating to Ba1 with a negative outlook from Baa3. S&P and Moody's consider many factors in determining the Company's ratings, including: production growth opportunities, liquidity, debt levels and asset and reserve mix. As a result of the downgrades, the interest rate and fees the Company pays on the Credit Agreement have increased and additional debt covenant requirements under the Credit Agreement were triggered. During 2006, as a result of the Company's downgrades by the rating agencies, the Company issued additional letters of credits of approximately $79.1 million pursuant to agreements that contain provisions with rating triggers. The individual downgrades are not expected to materially affect the Company's financial position or liquidity, but could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing.

     Book capitalization and current ratio. The Company's book capitalization at December 31, 2006 was $4.5 billion, consisting of debt of $1.5 billion and stockholders' equity of $3.0 billion. Consequently, the Company's debt to book capitalization decreased to 33 percent at December 31, 2006 from 48 percent at December 31, 2005. The Company's ratio of current assets to current liabilities was .60 to 1.00 at December 31, 2006, essentially unchanged from December 31, 2005.

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

     Asset retirement obligations. The Company has significant obligations to remove tangible equipment and facilities and to restore land or seabed at the end of oil and gas production operations. The Company's removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of offshore oil and gas platforms. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

     Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is made to the oil and gas property balance. See Notes B and L of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's asset retirement obligations.

     Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During 2006, 2005 and 2004, the Company recognized exploration, abandonment, geological and geophysical expense from (i) continuing operations of $264.1 million, $163.3 million and $113.4 million, respectively, and (ii) discontinued operations of $7.3 million, $63.9 million and $68.3 million, respectively, under the successful efforts method.

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

     The Company's proved reserve information included in this Report as of December 31, 2006, 2005 and 2004 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.

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

     It should not be assumed that the Standardized Measure included in this Report as of December 31, 2006 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the Standardized Measure on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate. See "Item 1A. Risk Factors" for additional information regarding estimates of proved reserves.

     The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company's assessment of its proved properties and goodwill for impairment.

     Impairment of proved oil and gas properties. The Company reviews its proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties and if a significant downward revision has occurred to the estimated proved reserves. Proved oil and gas properties are reviewed for impairment at the level at which depletion of proved properties is calculated.

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

     Due to the capital intensive nature and the geographical location of certain Alaskan, deepwater Gulf of Mexico and foreign projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is impaired. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's suspended exploratory well costs.

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

     Argentine economic and currency measures. In April 2006, the Company sold its assets in Argentina for proceeds of $669.6 million, resulting in a gain of $10.9 million. Prior to the divestiture, the accounting for and remeasurement of the Company's Argentine balance sheets as of December 31, 2005 reflect management's assumptions regarding some uncertainties unique to Argentina's economic environment. The Argentine economic and political situation continues to evolve and the Argentine government may enact future regulations or policies that, when finalized and adopted, may materially impact, among other items, the timing of repatriations of the sales proceeds and contingent liabilities associated with the Company's retained obligations and its indemnifications provided to the purchaser of the assets. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the assumptions utilized in the preparation of these financial statements.

     Deferred tax asset valuation allowances. The Company continually assesses both positive and negative evidence to determine whether it is more likely than not that its deferred tax assets will be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and reassesses the likelihood that the Company's net operating loss carryforwards and other deferred tax attributes in each jurisdiction will be utilized prior to their expiration. There can be no assurances that facts and circumstances will not materially change and require the Company to establish deferred tax asset valuation allowances in certain jurisdictions in a future period. As of December 31, 2006, the Company does not believe there is sufficient positive evidence to reverse its valuation allowances related to certain foreign tax jurisdictions.

     Goodwill impairment. The Company reviews its goodwill for impairment at least annually. This requires the Company to estimate the fair value of the assets and liabilities of the reporting units that have goodwill. There is considerable judgment involved in estimating fair values, particularly in the estimation of proved reserves as described above. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information.

     Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws and regulations, developing information relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimable. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's commitments and contingencies.

     Valuations of defined benefit pension and postretirement plans. The Company is the sponsor of certain defined benefit pension and postretirement plans. In accordance with GAAP, the Company is required to estimate the present value of its unfunded pension and accumulated postretirement benefit obligations. Based on those values, the Company records the unfunded obligations of those plans and records ongoing service costs and associated interest expense. The valuation of the Company's pension and accumulated postretirement benefit obligations requires management assumptions and judgments as to benefit cost inflation factors, mortality rates and discount factors. Changes in these factors may materially change future benefit costs and pension and accumulated postretirement benefit obligations. See "New Accounting Pronouncements" below and Note H of Notes to Consolidated Financial Statements included in "Item 8. Consolidated Financial Statements and Supplementary Data" for additional information regarding the Company's pension and accumulated postretirement benefit obligations.

     Valuation of stock-based compensation. The Company adopted the "modified prospective" approach as prescribed under SFAS No. 123(R) on January 1, 2006. Under this approach, the Company is required to expense all options and other stock-based compensation that vested during the year of adoption based on the fair value of the award on the grant date. The calculation of the fair value of stock-based compensation requires the use of estimates to derive the various inputs necessary for using the Black-Scholes valuation method elected by the Company.

New Accounting Pronouncements

     The  following   discussions   provide  information  about  new  accounting
pronouncements that were issued by the Financial Accounting Standards Board ("FASB") during 2006:

     FIN 48. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to assess the potential impacts of this Interpretation.

     SFAS 157. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact of SFAS 157.

     SFAS 158. In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"). Under SFAS 158, a business entity that sponsors one or more single-employer defined benefit plans is required to:

   o recognize the funded status of a benefit plan in its balance sheet, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation,
   o recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost,
   o measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end statement of financial position and
   o disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

     An employer with publicly traded securities is required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company has adopted the provisions of SFAS 158 effective on December 31, 2006. The Company previously recognized the funded status of its defined benefit postretirement plans and currently recognizes periodic changes in its defined benefit postretirement plans as components of service costs in the period of change as allowed by SFAS 158. Consequently, the adoption of SFAS 158 did not have a material impact on the Company's liquidity, financial position or future results of operations. See Note H of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's postretirement plans.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2006 and 2005, and from which the Company may incur future gains or losses from changes in market interest rates, foreign exchange rates or commodity prices. Although certain derivative contracts to which the Company has been a party did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

     The fair value of the Company's derivative contracts is determined based on counterparties' estimates and valuation models. The Company did not change its valuation method during 2006. During 2006, the Company was a party to commodity, interest rate and foreign exchange rate swap contracts and commodity collar contracts. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative contracts, including deferred gains and losses on terminated derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2006:

                                                      Derivative Contract Net Liabilities (a)
                                                 --------------------------------------------------
                                                                            Foreign
                                                               Interest     Exchange
                                                 Commodity       Rate         Rate          Total
                                                ----------     --------     --------     ----------
                                                                  (in thousands)
Fair value of contracts outstanding as of
   December 31, 2005.........................   $ (748,477)    $     --     $    --      $ (748,477)
Changes in contract fair values (b)..........      187,895        1,349         (22)        189,222
Contract maturities..........................      163,955           --          22         163,977
Contract terminations........................      328,399       (1,349)         --         327,050
                                                ----------     --------     -------      -----------
Fair value of contracts outstanding as
   of December 31, 2006......................   $  (68,228)    $     --     $    --      $  (68,228)
                                                ==========     ========     =======      ===========

----------

(a) Represents the fair values of open derivative contracts subject to market risk. The Company also had $131.1 million and $870 thousand of obligations under terminated derivatives as of December 31, 2006 and 2005, respectively, for which no market risk exists.
(b) At inception, new derivative contracts entered into by the Company have no intrinsic value.

Quantitative Disclosures

     Foreign exchange rate sensitivity. From time-to-time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at December 31, 2006.

     Interest rate sensitivity. The following tables provide information about other financial instruments to which the Company was a party as of December 31, 2006 and 2005 that were sensitive to changes in interest rates. For debt obligations, the tables present maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2006 and 2005. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on February 19, 2007. As of December 31, 2006, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.


                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2006

                                                                                                                        Liability
                                                         Year Ending December 31,                                     Fair Value at
                               ----------------------------------------------------------------------                 December 31,
                                 2007        2008        2009        2010        2011      Thereafter      Total           2006
                               --------    --------    --------    --------    --------    ----------    ----------    -------------
                                                            (in thousands, except interest rates)
Total Debt:
Fixed rate principal
  maturities (a).............  $ 32,075    $  3,777    $     --    $     --    $     --    $1,232,985   $1,268,837    $  1,244,846
  Weighted average interest
   rate (%)..................      6.64        6.25        6.51        6.51         6.51         6.51
Variable rate maturities.....  $     --    $     --    $     --    $ 22,960    $ 305,040   $       --   $  328,000    $    328,000
  Average interest rate (%)..      6.23        5.87        5.88        5.96         6.28           --

----------

(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

                            Interest Rate Sensitivity
                    Debt Obligations as of December 31, 2005

                                                                                                                        Liability
                                                         Year Ending December 31,                                     Fair Value at
                               ----------------------------------------------------------------------                 December 31,
                                 2006        2007        2008        2009        2010      Thereafter      Total           2005
                               --------    --------    --------    --------    --------    ----------    ----------    -------------
                                                           (in thousands, except interest rates)
Total Debt:
Fixed rate principal
  maturities (a)..........     $     --    $ 32,075    $350,000    $     --    $     --    $  882,985    $1,265,060    $  1,369,404
  Weighted average interest
   rate (%)...............         6.31        6.29        6.16        6.16        6.16          6.16
Variable rate maturities..     $     --    $     --    $     --    $     --    $900,000    $       --    $  900,000     $   900,000
  Average interest rate (%)        5.88        6.00        6.02        6.10        6.16            --

----------

(a) Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) deferred fair value hedge gains and losses.

     Commodity price sensitivity. The following tables provide information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil and gas prices as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, all of the Company's oil and gas derivative financial instruments qualified as hedges.

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

     See Notes B, E and J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of the accounting procedures followed by the Company relative to hedge derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices.

                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2006

                                                                                          Liability
                                                       Year Ending December 31,         Fair Value at
                                                  ---------------------------------     December 31,
                                                     2007        2008        2009           2006
                                                  ---------   ---------   ---------     -------------
                                                                                        (in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes (a):
Swap contracts (b)............................        4,512       6,500          --       $  130,574
Weighted average fixed price per Bbl..........    $   31.44   $   31.19   $      --
Average forward NYMEX oil prices (c)..........    $   61.47   $   63.93   $   63.86

----------

(a)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter.

(b) Subsequent to December 31, 2006, the Company reduced its oil hedge positions by terminating the following oil swap contracts which are included in the table above: (i) 4,342 Bbls per day of 2007 swap contracts with a fixed price of $31.47 per Bbl and (ii) 2,500 Bbls per day of 2008 swap contracts with a fixed price of $29.90 per Bbl.

(c) The average forward NYMEX oil prices are based on February 19, 2007 market quotes.


                              Oil Price Sensitivity
            Derivative Financial Instruments as of December 31, 2005

                                                                                          Liability
                                                       Year Ending December 31,         Fair Value at
                                                  ---------------------------------     December 31,
                                                     2006        2007        2008           2005
                                                  ---------   ---------   ---------     -------------
                                                                                        (in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts...............................        10,000      13,000      17,000       $  441,189
Weighted average fixed price per Bbl.........     $   31.69   $   30.89   $  29.21
Collar contracts.............................         9,129       4,500         --        $   21,879
Weighted average ceiling price per Bbl.......     $   74.92   $   90.43   $     --
Weighted average floor price per Bbl.........     $   44.25   $   50.00   $     --
Average forward NYMEX oil prices (a).........     $   62.72   $   65.52   $  64.84

----------

(a) The average forward NYMEX oil prices are based on February 15, 2006 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2006

                                                                                      Asset
                                                      Year Ending December 31,    Fair Value at
                                                      ------------------------    December 31,
                                                         2007           2008          2006
                                                      ---------      ---------    -------------
                                                                                  (in thousands)
Gas Hedge Derivatives (a) (b):
Average daily notional MMBtu volumes (c):
Swap contracts...................................        86,194         15,000     $   54,835
Weighted average fixed price per MMBtu...........     $    8.13      $    8.62
Collar contracts.................................         6,164             --     $    7,511
Weighted average ceiling price per MMBtu.........     $   11.52      $      --
Weighted average floor price per MMBtu...........     $    9.00      $      --
Average forward NYMEX gas prices (d).............     $    7.99      $    8.29

----------

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

(b) Subsequent to December 31, 2006, the Company entered into additional gas swap contracts of approximately 102,192 MMBtu per day at an average price of $8.13 per MMBtu for the Company's 2007 production.

(c)  See Note J of Notes to Consolidated  Financial Statements included in "Item
     8. Financial Statements and Supplementary Data" for hedge volumes and weighted average prices by calendar quarter.

(d) The average forward NYMEX gas prices are based on February 19, 2007 market quotes.

                              Gas Price Sensitivity
            Derivative Financial Instruments as of December 31, 2005

                                                                                          Liability
                                                       Year Ending December 31,         Fair Value at
                                                  ---------------------------------     December 31,
                                                     2006        2007        2008           2005
                                                  ---------   ---------   ---------     -------------
                                                                                        (in thousands)
Gas Hedge Derivatives (a):
Average daily notional MMBtu volumes:
Swap contracts................................       73,842      29,195       5,000       $  213,543
Weighted average fixed price per MMBtu........    $    4.30   $    4.28   $    5.38
Collar contracts..............................      183,685     215,000          --       $   71,866
Weighted average ceiling price per MMBtu......    $   13.76   $   11.84   $      --
Weighted average floor price per MMBtu........    $    6.62   $    6.57   $      --
Average forward NYMEX gas prices (b)..........    $    7.81   $    8.99   $    8.76

----------

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

(b) The average forward NYMEX gas prices are based on February 15, 2006 market quotes.

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

     Foreign currency, operations and price risk. International investments represent, and are expected to continue to represent, a significant portion of the Company's total assets. Pioneer currently has international operations in Africa and Canada, which together represented 18 percent of the Company's 2006 oil and gas revenues. Although Pioneer's primary focus is directed toward onshore North American opportunities, Pioneer continues to identify and selectively evaluate other international opportunities. As a result of such foreign operations, Pioneer's financial results and international operations could be affected by factors such as changes in foreign currency exchange rates, changes in the legal or regulatory environment, weak economic conditions or changes in political or economic climates and other factors. For example:

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

     o exchange controls and currency fluctuations could result in financial losses,

     o royalty and tax increases and retroactive tax claims could increase costs of Pioneer's foreign operations,

     o expropriation of the Company's property could result in loss of revenue, property and equipment,

     o civil uprising, riots, terrorist attacks and wars could make it impractical to continue operations, resulting in financial losses,

     o compliance with applicable U.S. law could be in conflict with the Company's contractual obligations, the laws of foreign governments or local customs,

     o import and export regulations and other foreign laws or policies could result in loss of revenues,

     o repatriation levels for export revenues could restrict the availability of cash to fund operations outside a particular foreign country and

     o laws and policies of the U.S. affecting foreign trade, taxation and investment could restrict Pioneer's ability to fund foreign operations or may make foreign operations more costly.

     Pioneer does not currently maintain political risk insurance. Pioneer evaluates on a country-by-country basis whether obtaining political risk coverage is necessary and may add such insurance in the future if the Company believes it is prudent to do so.

     Argentina. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. The results of operations from the Argentine operations are being presented as discontinued operations.

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

     In January 2002, the government defaulted on a significant portion of Argentina's $130 billion of debt and the national Congress passed Emergency Law 25,561, which, among other things, overturned the long standing, but unsustainable, convertibility plan. The government adopted a floating rate of exchange in February 2002. Two specific provisions of the Emergency Law directly impacted the Company. First, a tax on the value of hydrocarbon exports was established effective March 1, 2002. The second provision was the requirement that domestic commercial transactions, or contracts, for sales in Argentina that were previously denominated in U.S. dollars be converted to pesos (i.e., pesofication) at an exchange rate to be negotiated between sellers and buyers. Furthermore, the government placed a price freeze on gas prices at the wellhead. With the price of gas pesofied and frozen, the U.S. dollar-equivalent price of gas in Argentina fell in direct proportion to the level of devaluation.

     The abandonment of the convertibility plan and the decision to allow the peso to float in international exchange markets resulted in significant devaluation of the peso. By September 30, 2002, the peso-to-U.S. dollar exchange rate had increased from 1:1 to 3.74:1. However, since the end of the third quarter of 2002, the peso-to-U.S. dollar exchange rate had stabilized at approximately 3.00:1.

     As a result of the Argentine economic instability and government regulation, the Company (i) received prices for the oil and gas it produced at prices significantly below those received in its other operating areas, (ii) curtailed the investment the Company made in Argentina and (iii) ultimately led the Company to dispose of its Argentine assets. The Company is currently winding-up the affairs associated with its remaining Argentine entity. The Company is still exposed to the uncertainties surrounding the Argentine economic and political situation until the Company completes (i) the distribution of its remaining sales proceeds to the United States, (ii) the liquidation of its remaining Argentine entity and (iii) its obligations under the indemnifications and retained obligations related to the divestiture of the Argentine assets.

     Africa. The Company's producing assets in Africa are in South Africa and Tunisia. The Company views the operating environment in these African nations as stable and the economic stability as good. The Company also has an exploration program in the developing West African countries of Equatorial Guinea and Nigeria. While the values of the various African nations' currencies fluctuate in relation to the U.S. dollar, the Company believes that any currency risk associated with Pioneer's African operations would not have a material impact on the Company's results of operations given that such operations are closely tied to oil prices, which are denominated in U.S. dollars.

     Canada. The Company views the operating environment in Canada as stable and the economic stability as good. A portion of the Company's Canadian revenues and substantially all of its costs are denominated in Canadian dollars. While the value of the Canadian dollar fluctuates in relation to the U.S. dollar, the Company believes that any currency risk associated with its Canadian operations would not have a material impact on the Company's results of operations.

     As of December 31, 2006, the Company's primary risk exposures associated with financial instruments to which it is a party include oil and gas price volatility, volatility in the exchange rates of the Canadian dollar vis a vis the U.S. dollar and interest rate volatility. The Company's primary risk exposures associated with financial instruments have not changed significantly since December 31, 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements


                                                                          Page

Consolidated Financial Statements of Pioneer Natural Resources Company:

 Report of Independent Registered Public Accounting Firm.................   64
 Consolidated Balance Sheets as of December 31, 2006 and 2005............   65
 Consolidated Statements of Operations for the Years Ended
   December 31, 2006, 2005 and 2004......................................   66
 Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2006, 2005 and 2004......................................   67
 Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2006, 2005 and 2004......................................   69
 Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 2006, 2005 and 2004......................................   70
 Notes to Consolidated Financial Statements..............................   71
 Unaudited Supplementary Information.....................................  109

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


The Board of Directors and Stockholders of
Pioneer Natural Resources Company:

     We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" and No. 158 "Employers' Accounting for Defined Benefit Pension and Postretirement Plans."

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2007 expressed an unqualified opinion thereon.



                                Ernst & Young LLP


Dallas, Texas
February 19, 2007

                        PIONEER NATURAL RESOURCES COMPANY

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                      December 31,
                                                                             -----------------------------
                                                                                 2006              2005
                                                                             ------------     ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents..............................................    $      7,033     $     18,802
  Accounts receivable:
    Trade, net of allowance for doubtful accounts of $6,999 and
      $5,736 as of December 31, 2006 and 2005, respectively..............         195,534          334,864
    Due from affiliates..................................................           3,837            1,596
  Income taxes receivable................................................          24,693            1,198
  Inventories............................................................          95,131           79,659
  Prepaid expenses.......................................................          11,509           18,091
  Deferred income taxes..................................................          82,927          158,878
  Other current assets:
    Derivatives..........................................................          63,665            1,246
    Other, net of allowance for doubtful accounts of $6,425 as of
      December 31, 2005..................................................          52,229            9,470
                                                                             ------------     ------------
       Total current assets..............................................         536,558          623,804

  Property, plant and equipment, at cost:
    Oil and gas properties, using the successful efforts method of accounting:
      Proved properties..................................................       7,967,708        8,499,253
      Unproved properties................................................         210,344          313,881
    Accumulated depletion, depreciation and amortization.................      (1,895,408)      (2,577,946)
                                                                             ------------     ------------
      Total property, plant and equipment................................       6,282,644        6,235,188
                                                                             ------------     ------------
  Deferred income taxes..................................................             345               --
  Goodwill...............................................................         309,908          311,651
  Other property and equipment, net......................................         131,840           90,010
  Other assets:
    Derivatives..........................................................           4,333            1,048
    Other, net of allowance for doubtful accounts of $4,045 and $92
      as of December 31, 2006 and 2005, respectively.....................          89,771           67,533
                                                                             ------------     ------------
                                                                             $  7,355,399     $  7,329,234
                                                                             ============     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade................................................................    $    332,795     $    330,151
    Due to affiliates....................................................          17,025           15,053
  Interest payable.......................................................          31,008           40,314
  Income taxes payable...................................................          12,865           22,470
  Other current liabilities:
    Derivatives..........................................................         141,898          320,098
    Deferred revenue.....................................................         181,232          190,327
    Other................................................................         170,156          114,942
                                                                             ------------      -----------
      Total current liabilities..........................................         886,979        1,033,355
                                                                             ------------      -----------
Long-term debt...........................................................       1,497,162        2,058,412
Derivatives..............................................................         125,459          431,543
Deferred income taxes....................................................       1,172,507          767,329
Deferred revenue.........................................................         483,279          664,511
Other liabilities and minority interests.................................         205,342          156,982
Stockholders' equity:
  Common stock, $.01 par value; 500,000,000 shares authorized;
    122,686,073 and 145,200,293 shares issued at December 31, 2006
    and 2005, respectively...............................................           1,227            1,452
  Additional paid-in capital.............................................       2,654,047        3,775,812
  Treasury stock, at cost: 1,183,090 and 18,368,109 shares at
    December 31, 2006 and 2005, respectively.............................         (53,274)        (882,382)
  Deferred compensation..................................................              --          (45,827)
  Retained earnings (accumulated deficit)................................         497,488         (184,320)
  Accumulated other comprehensive income (loss):
    Net deferred hedge losses, net of tax................................        (167,220)        (506,636)
    Cumulative translation adjustment....................................          52,403           59,003
                                                                             ------------      -----------
      Total stockholders' equity.........................................       2,984,671        2,217,102
Commitments and contingencies............................................
                                                                             ------------      -----------
                                                                             $  7,355,399      $ 7,329,234
                                                                             ============      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                               Year Ended December 31,
                                                                        ------------------------------------
                                                                           2006         2005         2004
                                                                        ----------   ----------   ----------
Revenues and other income:
  Oil and gas........................................................   $1,582,049   $1,453,240   $1,012,608
  Interest and other.................................................       58,723       31,531        2,157
  Gain (loss) on disposition of assets, net..........................       (7,891)      59,827           39
                                                                        ----------   ----------   ----------
                                                                         1,632,881    1,544,598    1,014,804
                                                                        ----------   ----------   ----------
Costs and expenses:
  Oil and gas production.............................................      398,257      346,439      224,903
  Depletion, depreciation and amortization...........................      359,523      299,944      231,598
  Impairment of long-lived assets....................................           --          644       39,684
  Exploration and abandonments.......................................      264,145      163,323      113,371
  General and administrative.........................................      121,830      114,237       73,192
  Accretion of discount on asset retirement obligations..............        4,826        4,209        4,130
  Interest...........................................................      107,032      126,086      102,017
  Hurricane activity, net............................................       32,000       39,813           --
  Other..............................................................       36,280       99,437       28,398
                                                                        ----------   ----------   ----------
                                                                         1,323,893    1,194,132      817,293
                                                                        ----------   ----------   ----------
Income from continuing operations before income taxes................      308,988      350,466      197,511
Income tax provision.................................................     (136,666)    (155,832)     (63,079)
                                                                        ----------   ----------   ----------
Income from continuing operations....................................      172,322      194,634      134,432
Income from discontinued operations, net of tax......................      567,409      339,934      178,422
                                                                        ----------   ----------   ----------
Net income...........................................................   $  739,731   $  534,568   $  312,854
                                                                        ==========   ==========   ==========

Basic earnings per share:
  Income from continuing operations..................................   $     1.39   $     1.42   $     1.07
  Income from discontinued operations................................         4.56         2.48         1.43
                                                                        ----------   ----------   ----------
  Net income.........................................................   $     5.95   $     3.90   $     2.50
                                                                        ==========   ==========   ==========
Diluted earnings per share:
  Income from continuing operations..................................   $     1.36   $     1.40   $     1.06
  Income from discontinued operations................................         4.45         2.40         1.40
                                                                        ----------   ----------   ----------
  Net income.........................................................   $     5.81   $     3.80   $     2.46
                                                                        ==========   ==========   ==========
Weighted average shares outstanding:
  Basic..............................................................      124,359      137,110      125,156
                                                                        ==========   ==========   ==========
  Diluted............................................................      127,608      141,417      127,488
                                                                        ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   (in thousands, except dividends per share)


                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                 Net
                                                                                   Retained    Deferred
                                           Additional                              Earnings   Hedge Gains Cumulative      Total
                                   Common   Paid-in     Treasury      Deferred   (Accumulated  (Losses),  Translation  Stockholders'
                                   Stock    Capital       Stock     Compensation   Deficit)   Net of Tax  Adjustment     Equity
                                   ------  ----------  -----------  ------------ -----------  ----------- -----------  ------------
Balance as of January 1, 2004....  $1,179  $2,734,421  $   (5,385)   $   (9,933)  $(887,848)  $ (104,130)   $ 31,468   $ 1,759,772
Acquisition of Evergreen
  Resources, Inc.................     254     947,334          --        (6,001)         --           --          --       941,587
Dividends declared ($.20 per
  common share)..................      --          --          --            --     (26,557)          --          --       (26,557)
Exercise of long-term incentive
  plan stock options and
  employee stock purchases.......      --      (2,185)     69,848            --     (32,595)          --          --        35,068
Purchase of treasury stock.......      --          --     (92,256)           --          --           --          --       (92,256)
Tax benefits related to
  stock-based compensation.......      --       6,612          --            --          --           --          --         6,612
Compensation costs:
  Compensation awards............       5      19,122          --       (19,127)         --           --          --            --
  Compensation costs included
    in net income................      --          --          --        12,503          --           --          --        12,503
Net income.......................      --          --          --            --     312,854           --          --       312,854
Other comprehensive income (loss):
  Deferred hedging activity,
   net of tax:
    Net deferred hedge losses....      --          --          --            --          --     (291,642)         --      (291,642)
    Net hedge losses included
     in continuing operations....      --          --          --            --          --       79,962          --        79,962
    Net hedge losses included
     in discontinued operations..      --          --          --            --          --       74,460          --        74,460
  Translation adjustment.........      --          --          --            --          --           --      19,417        19,417
                                   ------  ----------  ----------    ----------   ---------   ----------    --------   -----------
Balance as of December 31, 2004..  $1,438  $3,705,304  $  (27,793)   $  (22,558)  $(634,146)  $ (241,350)   $ 50,885   $ 2,831,780
                                   ------  ----------  ----------    ----------   ---------   ----------    --------   -----------

Dividends declared ($.22 per
  common share)..................      --          --          --            --     (30,339)          --          --       (30,339)
Exercise of long-term incentive
  plan stock options and
 employee stock purchases........      --       1,310      94,670            --     (54,403)          --          --        41,577
Purchase of treasury stock.......      --          --    (949,259)           --          --           --          --      (949,259)
Tax benefits related to
  stock-based compensation.......      --      18,752          --            --          --           --          --        18,752
Compensation costs:
  Compensation awards............      14      56,146          --       (56,160)         --           --          --            --
  Compensation costs included
    in net income................      --          --          --        26,857          --           --          --        26,857
  Forfeiture of deferred
    compensation.................      --      (5,700)         --         6,034          --           --          --           334
Net income.......................      --          --          --            --     534,568           --          --       534,568
Other comprehensive income (loss):
  Deferred hedging activity,
   net of tax:
    Net deferred hedge losses....      --          --          --            --          --     (539,384)         --      (539,384)
    Net hedge losses included
     in continuing operations....      --          --          --            --          --      180,981          --       180,981
    Net hedge losses included
     in discontinued operations..      --          --          --            --          --       93,117          --        93,117
  Translation adjustment.........      --          --          --            --          --           --       8,118         8,118
                                   ------  ----------  ----------    ----------   ---------   ----------    --------   -----------
Balance as of December 31, 2005..  $1,452  $3,775,812  $ (882,382)   $ (45,827)   $(184,320)  $ (506,636)   $ 59,003   $ 2,217,102
                                   ------  ----------  ----------    ---------    ---------   ----------    --------   -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   (in thousands, except dividends per share)


                                                                                               Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                                                           ---------------------------
                                                                                                 Net
                                                                                   Retained    Deferred
                                           Additional                              Earnings   Hedge Gains  Cumulative      Total
                                   Common   Paid-in      Treasury      Deferred   (Accumulated  (Losses),  Translation Stockholders'
                                   Stock    Capital        Stock     Compensation   Deficit)   Net of Tax  Adjustment     Equity
                                   ------  -----------  -----------  ------------ -----------  ----------- -----------  ------------
Dividends declared ($.25 per
  share).........................  $   --  $        --  $       --    $       --   $ (31,726)  $       --    $     --   $   (31,726)
Conversion of senior notes.......      --      (85,023)    107,023            --          --           --          --        22,000
Exercise of long-term incentive
  plan stock options and
  employee stock purchases.......      --        4,010      39,568            --     (26,197)          --          --        17,381
Purchase of treasury stock.......      --           --    (348,945)           --          --           --          --      (348,945)
Tax benefits related to
  stock-based compensation.......      --        4,247          --            --          --           --          --         4,247
Compensation costs:
  Adoption of SFAS No. 123(R)....      --      (45,827)         --        45,827          --           --          --            --
  Compensation awards............       4           (4)         --            --          --           --          --            --
  Compensation costs included
   in net income.................      --       32,065          --            --          --           --          --        32,065
Net income.......................      --           --          --            --     739,731           --          --       739,731
Retirement of shares.............    (229)  (1,031,233)  1,031,462            --          --           --          --            --
Other comprehensive income (loss):
  Deferred hedging activity,
   net of tax:
    Net deferred hedge gains.....      --           --          --            --          --      118,139          --       118,139
    Net hedge losses included
     in continuing operations....      --           --          --            --          --       95,005          --        95,005
    Net hedge losses included
     in discontinued operations..      --           --          --            --          --      126,272          --       126,272
  Translation adjustment.........      --           --          --            --          --           --      (6,600)       (6,600)
                                   ------  -----------  ----------    ----------   ---------   ----------    --------   -----------
Balance as of December 31, 2006..  $1,227  $ 2,654,047  $  (53,274)   $       --   $ 497,488   $ (167,220)   $ 52,403   $ 2,984,671
                                   ======  ===========  ==========    ==========   =========   ==========    ========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Year Ended December 31,
                                                                   ---------------------------------------
                                                                       2006         2005           2004
                                                                   -----------   -----------   -----------
Cash flows from operating activities:
   Net income..................................................    $   739,731   $   534,568   $   312,854
   Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depletion, depreciation and amortization................        359,523       299,944       231,598
       Impairment of long-lived assets.........................             --           644        39,684
       Exploration expenses, including dry holes...............        148,077        53,489        39,492
       Hurricane activity......................................         75,000        39,813            --
       Deferred income taxes...................................        154,911       104,987        45,514
       Loss (gain) on disposition of assets, net...............          7,891       (59,827)          (39)
       Loss (gain) on extinguishment of debt...................          8,076        25,975           (95)
       Accretion of discount on asset retirement obligations...          4,826         4,209         4,130
       Discontinued operations.................................       (537,073)      376,952       500,458
       Interest expense........................................         11,042         4,399       (13,413)
       Commodity hedge related activity........................        (11,498)       21,237       (45,102)
       Amortization of stock-based compensation................         32,065        26,857        12,503
       Amortization of deferred revenue........................       (190,327)      (75,773)           --
       Other noncash items.....................................         15,589        19,940        15,022
Change in operating assets and liabilities, net of effects
 from acquisitions and dispositions:
     Accounts receivable, net..................................        121,360      (128,015)      (73,376)
     Income taxes receivable...................................        (23,495)       (1,198)           --
     Inventories...............................................        (48,060)      (36,948)      (14,025)
     Prepaid expenses..........................................          4,808        (7,504)          974
     Other current assets, net.................................        (42,484)          972           262
     Accounts payable..........................................        (36,085)       83,960           250
     Interest payable..........................................         (6,500)       (7,115)        5,533
     Income taxes payable......................................         (3,695)        8,950         3,372
     Other current liabilities.................................        (28,854)      (13,362)      (14,037)
                                                                   -----------   -----------   -----------
       Net cash provided by operating activities...............        754,828     1,277,154     1,051,559
                                                                   -----------   -----------   -----------
Cash flows from investing activities:
   Payments for acquisitions, net of cash acquired.............             --          (965)     (880,365)
   Proceeds from dispositions of assets, net of cash sold......      1,644,829     1,248,581         1,709
   Additions to oil and gas properties.........................     (1,403,879)   (1,123,297)     (562,907)
   Additions to other assets and other property and
     equipment, net............................................        (95,435)      (39,585)      (36,970)
                                                                   -----------   -----------   -----------
       Net cash provided by (used in) investing activities.....        145,515        84,734    (1,478,533)
                                                                   -----------   -----------   -----------
Cash flows from financing activities:
   Borrowings under long-term debt.............................      1,426,490     1,203,190     1,157,903
   Principal payments on long-term debt........................     (1,981,164)   (1,556,763)     (604,475)
   Borrowings (payments) of other liabilities, net.............            610       (60,129)      (54,252)
   Exercise of long-term incentive plan stock options and
     employee stock purchases..................................         17,381        41,577        35,068
   Purchase of treasury stock..................................       (348,945)     (949,259)      (92,256)
   Excess tax benefits from share-based payment arrangements...          5,989            --             --
   Payment of financing fees...................................         (2,178)       (1,911)       (1,173)
   Dividends paid..............................................        (31,726)      (30,339)      (26,557)
                                                                   -----------   -----------   -----------
       Net cash provided by (used in) financing activities.....       (913,543)   (1,353,634)      414,258
                                                                   -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents...........        (13,200)        8,254       (12,716)
Effect of exchange rate changes on cash and cash equivalents...          1,431         3,291           674
Cash and cash equivalents, beginning of year...................         18,802         7,257        19,299
                                                                   -----------   -----------   -----------
Cash and cash equivalents, end of year.........................    $     7,033   $    18,802   $     7,257
                                                                   ===========   ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)



                                                                             Year Ended December 31,
                                                                   ---------------------------------------
                                                                       2006          2005          2004
                                                                   -----------   -----------   ------------

Net income....................................................     $   739,731   $   534,568   $   312,854
Other comprehensive loss:
  Net deferred hedge gains (losses), net of tax:
    Net deferred hedge gains (losses).........................         118,139      (539,384)     (291,642)
    Net hedge losses included in continuing operations........          95,005       180,981        79,962
    Net hedge losses included in discontinued operations......         126,272        93,117        74,460
  Translation adjustment......................................          (6,600)        8,118        19,417
                                                                   -----------   -----------   -----------
    Other comprehensive income (loss).........................         332,816      (257,168)     (117,803)
                                                                   -----------   -----------   -----------
Comprehensive income..........................................     $ 1,072,547   $   277,400   $   195,051
                                                                   ===========   ===========   ===========











              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


NOTE A.     Organization and Nature of Operations

     Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with current operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.     Summary of Significant Accounting Policies

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation. The Company proportionately consolidates less than 100 percent-owned affiliate partnerships, for which certain of its wholly-owned subsidiaries serve as general partners, involved in oil and gas producing activities in accordance with Emerging Issues Task Force ("EITF") Abstract Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures". The Company owns less than a 22 percent interest in the oil and gas partnerships that it proportionately consolidates. All material intercompany balances and transactions have been eliminated.

     Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States and Nigeria. Associated therewith, the Company has recognized minority interests in consolidated subsidiaries of $14.4 million and $9.3 million in other liabilities and minority interests in the accompanying Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively.

     Minority interests in the net losses of the Company's consolidated Nigerian subsidiary totaled $4.9 million and $5.2 million for the years ended December 31, 2006 and 2005, respectively, and are included in interest and other income in the accompanying Consolidated Statements of Operations. Minority interests in the net income of the Company's consolidated United States subsidiaries totaled $2.6 million, $3.5 million and $.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included in other expense in the accompanying Consolidated Statements of Operations.

     Discontinued operations. During 2005 and 2006, the Company sold its interests in the following oil and gas asset groups:

   Country               Description of Asset Groups             Date Divested
   -------               ---------------------------             -------------
   Canada                Martin Creek, Conroy Black and
                         Lookout Butte fields                      May 2005

   United States         Two Gulf of Mexico shelf fields           August 2005

   United States         Deepwater Gulf of Mexico fields           March 2006

   Argentina             Argentine assets                          April 2006

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. See Note V for additional information regarding discontinued operations.

     Use of estimates in the preparation of financial statements. Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Depletion of oil and gas properties and impairment

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


of goodwill and oil and gas properties, in part, is determined using estimates of proved oil and gas reserves. There are numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. Similarly, evaluations for impairment of proved and unproved oil and gas properties are subject to numerous uncertainties including, among others, estimates of future recoverable reserves; commodity price outlooks; foreign laws, restrictions and currency exchange rates; and export and excise taxes. Actual results could differ from the estimates and assumptions utilized.

     Argentina. In April 2006, the Company sold its Argentine assets and is currently winding-up the affairs associated with its remaining Argentine entity. As of December 31, 2006 and 2005, the Company used exchange rates of 3.06 pesos to $1 and 3.03 pesos to $1, respectively, to remeasure the peso-denominated monetary assets and liabilities of the Company's Argentine subsidiaries. The Company remains exposed to uncertainties surrounding the Argentine economic and political environment until the Company completes (i) the distribution of its remaining sales proceeds to the United Sates, (ii) the liquidation of its remaining Argentine entity and (iii) its obligations under the indemnifications and retained obligations related to the divesture of the Argentine assets.

     Cash equivalents. Cash and cash equivalents include cash on hand and depository accounts held by banks.

     Investments. Investments in unaffiliated equity securities that have a readily determinable fair value are classified as "trading securities" if management's current intent is to hold them for the near term; otherwise, they are accounted for as "available-for-sale" securities. The Company reevaluates the classification of investments in unaffiliated equity securities at each balance sheet date. The carrying value of trading securities and available-for-sale securities are adjusted to fair value as of each balance sheet date.

     Unrealized holding gains are recognized for trading securities in interest and other income, and unrealized holding losses are recognized in other expense during the periods in which changes in fair value occur.

     Unrealized holding gains and losses are recognized for available-for-sale securities as credits or charges to stockholders' equity and other comprehensive income (loss) during the periods in which changes in fair value occur. Realized gains and losses on the divestiture of available-for-sale securities are determined using the average cost method. The Company had no investments in available-for-sale securities as of December 31, 2006 or 2005.

     Investments in unaffiliated equity securities that do not have a readily determinable fair value are measured at the lower of their original cost or the net realizable value of the investment. The Company had no significant equity security investments that did not have a readily determinable fair value as of December 31, 2006 or 2005.

     Inventories. Inventories were comprised of $93.7 million and $77.3 million of materials and supplies and $1.4 million and $2.4 million of commodities as of December 31, 2006 and 2005, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in gain (loss) on disposition of assets in the Consolidated Statements of Operations. As of December 31, 2006 and 2005, the Company's materials and supplies inventory was net of $4.2 million and $.2 million, respectively, of valuation reserve allowances.

     Oil and gas properties. The Company utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical expenditures are expensed. The Company capitalizes interest on expenditures for significant development projects, generally when the underlying project is sanctioned, until such projects are ready for their intended use.

     The Company generally does not carry the costs of drilling an exploratory well as an asset in its Consolidated Balance Sheets for more than one year following the completion of drilling unless the exploratory well finds oil and gas reserves in an area requiring a major capital expenditure and both of the following conditions are met:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


     (i) The well has found a sufficient quantity of reserves to justify its completion as a producing well.

     (ii) The Company is making sufficient progress assessing the reserves and the economic and operating viability of the project.

     Due to the capital intensive nature and the geographical location of certain Alaskan, deepwater Gulf of Mexico and foreign projects, it may take the Company longer than one year to evaluate the future potential of the exploration well and economics associated with making a determination on its commercial viability. In these instances, the project's feasibility is not contingent upon price improvements or advances in technology, but rather the Company's ongoing efforts and expenditures related to accurately predicting the hydrocarbon recoverability based on well information, gaining access to other companies' production, transportation or processing facilities and/or getting partner approval to drill additional appraisal wells. These activities are ongoing and being pursued constantly. Consequently, the Company's assessment of suspended exploratory well costs is continuous until a decision can be made that the well has found proved reserves or is noncommercial and is impaired. See Note D for additional information regarding the Company's suspended exploratory well costs.

     The Company owns interests in seven natural gas processing plants and seven treating facilities. The Company operates five of the plants and all seven treating facilities. The Company's ownership interests in the natural gas processing plants and treating facilities is primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. Third party revenues generated from the plant and treating facilities for the three years ended December 31, 2006, 2005 and 2004 were $38.5 million, $39.2 million and $32.1 million, respectively. Third party expenses attributable to the plants and treating facilities for the same respective periods were $6.4 million, $13.8 million and $11.8 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.

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

     Proceeds from the sales of individual properties and the capitalized costs of individual properties sold or abandoned are credited and charged, respectively, to accumulated depletion, depreciation and amortization. Generally, no gain or loss is recognized until the entire amortization base is sold. However, gain or loss is recognized from the sale of less than an entire amortization base if the disposition is significant enough to materially impact the depletion rate of the remaining properties in the depletion base.

     In accordance with SFAS No. 144, the Company reviews its long-lived assets to be held and used, including proved oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. An impairment loss is indicated if the sum of the expected future cash flows is less than the carrying amount of the assets. In this circumstance, the Company recognizes an impairment loss for the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Goodwill. As described in Note C, the Company recorded $327.8 million of goodwill associated with the merger with Evergreen Resources, Inc. ("Evergreen"). The goodwill was recorded to the Company's United States reporting unit. In accordance with EITF Abstract Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44", the Company has reduced goodwill by $18.0 million since September 28, 2004 for tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the Evergreen merger. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2006, the Company performed its annual assessment of impairment of the goodwill and determined that there was no impairment.

     Other  property,  plant  and  equipment,  net.  Other  property,  plant and equipment  is  stated  at cost and  primarily  consists  of items  such as heavy equipment and rigs, furniture and fixtures and leasehold improvements. Depreciation is provided over the estimated useful life of the assets using the straight-line method. At December 31, 2006 and 2005, other property, plant and equipment was net of accumulated depreciation of $145.3 million and $131.5 million, respectively.

     Asset retirement obligations. The Company accounts for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 amended SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies" to require that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Under the provisions of SFAS 143, asset retirement obligations are generally capitalized as part of the carrying value of the long-lived asset.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. The interpretation was adopted by the Company on December 31, 2005. The adoption of FIN 47 had no impact on the Company's financial position or results of operations.

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

     Under the provisions of SFAS 133, changes in the fair value of derivative instruments that are fair value hedges are offset against changes in the fair value of the hedged assets, liabilities, or firm commitments through net income. Effective changes in the fair value of derivative instruments that are cash flow hedges are recognized in accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging") in the stockholders' equity section of the Company's Consolidated Balance Sheets until such time as the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

hedged items are recognized in net income. Ineffective portions of a derivative instrument's change in fair value are immediately recognized in earnings.

     See Note J for a description of the specific types of derivative transactions in which the Company participates.

     Environmental. The Company's environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Expenditures that extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. Liabilities are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. Such liabilities are undiscounted unless the timing of cash payments for the liability is fixed or reliably determinable.

     Treasury stock. Treasury stock purchases are recorded at cost. Upon reissuance, the cost of treasury shares held is reduced by the average purchase price per share of the aggregate treasury shares held. During 2006, the Company retired 22.9 million treasury shares resulting in a reduction in treasury stock of $1.0 billion.

     Revenue recognition. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists,
(ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectibility is reasonably assured.

     The Company uses the entitlements method of accounting for oil, natural gas liquid ("NGL") and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying Consolidated Balance Sheets.

     The Company had no material oil or NGL entitlement assets or liabilities as of December 31, 2006 or 2005. The following table presents the Company's gas entitlement assets and liabilities and their associated volumes as of December 31, 2006 and 2005:

                                                           December 31,
                                             ----------------------------------------
                                                     2006                  2005
                                             ------------------    ------------------
                                              Amount      MMcf      Amount      MMcf
                                             --------    ------    --------    ------
                                                              ($ in millions)

       Entitlement assets..............      $   13.0     4,201    $   12.1     4,007
       Entitlement liabilities.........      $    3.9     1,082    $    8.5     7,206

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

calculating the expense related to stock-based compensation as opposed to its prior policy of recognizing forfeitures as they occurred. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

     Additionally, under the provisions of SFAS 123(R), deferred compensation recorded under APB 25 related to equity-based awards should be eliminated against the appropriate equity accounts. As a result, upon adoption of SFAS 123(R), the Company eliminated $45.8 million of deferred compensation cost in stockholders' equity and reduced a like amount of additional paid-in capital in the accompanying Consolidated Balance Sheets.

     For the year ended December 31, 2006, the Company recorded $32.1 million of compensation costs for all stock-based plans. The impact to net income of adopting SFAS 123(R) was $1.6 million for the year ended December 31, 2006, or less than $.02 per diluted share. For the year ended December 31, 2006, the adoption impact is comprised of $959 thousand of compensation expense associated with stock options and $669 thousand of compensation expense associated with the Company's Employee Stock Purchase Plan (the "ESPP"), which is a compensatory plan under the provisions of SFAS 123(R).

     Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005, do not include 1,946,211 shares and 1,756,180 shares, respectively, related to unvested restricted stock awards.

     As of December 31, 2006, there was approximately $39.8 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock awards. This compensation will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a remaining period of less than three years.

     The following table illustrates the pro forma effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the years ended December 31, 2005 and 2004:

                                                                      Year Ended December 31,
                                                                    ------------------------
                                                                       2005          2004
                                                                    ----------    ----------
                                                                     (in thousands, except
                                                                       per share amounts)
    Net income, as reported.....................................    $  534,568    $  312,854
    Plus: Stock-based compensation expense included in net
        income for all awards, net of tax (a)...................        17,054         7,939
    Deduct: Stock-based compensation expense determined under
        fair value based method for all awards, net of tax (a)         (19,772)      (13,985)
                                                                    ----------    ----------
    Pro forma net income........................................    $  531,850    $  306,808
                                                                    ==========    ==========
    Net income per share:
        Basic - as reported.....................................    $     3.90    $     2.50
                                                                    ==========    ==========
        Basic - pro forma.......................................    $     3.88    $     2.45
                                                                    ==========    ==========
        Diluted - as reported...................................    $     3.80    $     2.46
                                                                    ==========    ==========
        Diluted - pro forma.....................................    $     3.78    $     2.41
                                                                    ==========    ==========

----------

(a) For the years ended December 31, 2005 and 2004, stock-based compensation expense included in net income is net of tax benefits of $9.8 million and $4.6 million, respectively. Similarly, stock-based compensation expense determined under the fair value based method for the years ended December 31, 2005 and 2004 is net of tax benefits of $11.4 million and $8.0 million, respectively. See Note P for additional information regarding the Company's income taxes.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

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

     The functional currency of the Company's Canadian operations is the Canadian dollar. The financial statements of the Company's Canadian subsidiaries are translated to U.S. dollars as follows: all assets and liabilities are translated using the exchange rate in effect at the end of each reporting period; revenues and costs and expenses are translated using the average of the exchange rates that were in effect during the period in which the revenues and costs and expenses were recognized. The resulting gains or losses from translating non-U.S. dollar denominated balances are recorded in the accompanying Consolidated Statements of Stockholders' Equity for the period through accumulated other comprehensive income (loss) - cumulative translation adjustment.

     The following table presents the exchange rates used to translate the financial statements of the Company's Canadian subsidiaries in the preparation of the consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004:

                                                                   December 31,
                                                            --------------------------
                                                             2006      2005      2004
                                                            ------    ------    ------

    U.S. Dollar from Canadian Dollar - Balance Sheets....    .8577     .8606     .8320
    U.S. Dollar from Canadian Dollar - Statements of
       Operations........................................    .8817     .8279     .7699

     Reclassifications. Certain reclassifications have been made to the 2005 and 2004 amounts in order to conform with the 2006 presentation. Specifically, the Company reduced its exploration and abandonments expense by $39.8 million for the year ended December 31, 2005, which represents reclassification of abandonment costs for the Company's East Cameron facility destroyed by Hurricane Rita to hurricane activity, net expense on the accompanying Consolidated
Statements of Operations and Consolidated Statements of Cash Flows. Additionally, $18.2 million of unfunded check issuances were reclassified from changes in accounts payable in operating cash flows to payment of other liabilities in net cash flows from financing activities within the Consolidated Statements of Cash Flows for the year ended December 31, 2005.

     New   accounting   pronouncements.   The  following   discussions   provide
information about new accounting pronouncements that were issued by FASB during 2006:

     FIN 48. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to assess the potential impacts of this Interpretation.

     SFAS 157. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is continuing to assess the impact, if any, of SFAS 157.

     SFAS 158. In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans" ("SFAS 158"). Under SFAS 158, a business entity that sponsors one or more single-employer defined benefit plans is required to:

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

   o recognize the funded status of a benefit plan in its balance sheet, measured as the difference between plan assets at fair value (with limited exceptions) and the benefit obligation,
   o recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit cost,
   o measure defined benefit plan assets and obligations as of the date of the employer's balance sheet and
   o disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

     An employer with publicly traded securities is required to initially recognize the funded status of its defined benefit postretirement plans and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company adopted the provisions of SFAS 158 effective on December 31, 2006. The Company previously recognized the funded status of its defined benefit postretirement plans and currently recognizes periodic changes in its defined benefit postretirement plans as components of service costs in the period of change as allowed by SFAS 158. Consequently, the adoption of SFAS 158 did not have a material impact on the Company's liquidity, financial position or future results of operations. See Note H of Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's postretirement plans.

NOTE C.     Acquisitions

     Evergreen merger. On September 28, 2004, Pioneer completed a merger with Evergreen, with Pioneer being the surviving corporation for accounting purposes. The transaction was accounted for as a purchase of Evergreen by Pioneer. As a result, the financial statements for the Company prior to September 28, 2004 are those of Pioneer only. The merger with Evergreen was accomplished through the issuance of 25.4 million shares of Pioneer common stock and $851.1 million of cash paid to Evergreen shareholders at closing, net of $12.1 million of acquired cash. The cash consideration paid in the merger was financed through borrowings on the Company's credit facilities.

     The Company recorded $327.8 million of goodwill associated with the Evergreen merger, which represented the excess of the purchase consideration over the net fair value of the identifiable net assets acquired.

     Permian Basin and Onshore Gulf Coast acquisitions. During 2006 and 2005, the Company spent $71.2 million and $167.8 million, respectively, to acquire various working interests primarily in the Spraberry and South Texas areas.

NOTE D.     Exploratory Well Costs

     The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in proved properties in the Consolidated Balance Sheets. If the exploratory well is determined to be impaired, the well costs are charged to expense.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The following table reflects the Company's capitalized exploratory well activity during each of the years ended December 31, 2006, 2005 and 2004:

                                                                 Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)
    Beginning capitalized exploratory well costs...       $  198,291    $  126,472    $  108,986
    Additions to exploratory well costs pending the
      determination of proved reserves.............          451,109       243,272       156,937
    Reclassifications due to determination of proved
      reserves.....................................         (193,480)      (78,334)      (56,639)
    Disposition of wells sold......................          (52,628)           --            --
    Exploratory well costs charged to exploration
      expense......................................         (138,239)      (93,119)      (82,812)
                                                          ----------    ----------    ----------
    Ending capitalized exploratory well costs......       $  265,053    $  198,291    $  126,472
                                                          ==========    ==========    ==========

     The following table provides an aging as of December 31, 2006, 2005 and 2004 of capitalized exploratory well costs based on the date the drilling was completed and the number of wells for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

                                                                 Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                            (in thousands, except well counts)

    Capitalized exploratory well costs capitalized:
      One year or less.................................   $  126,749    $   84,042    $   35,046
      More than one year..............................       138,304       114,249        91,426
                                                          ----------    ----------    ----------
                                                          $  265,053    $  198,291    $  126,472
                                                          ==========    ==========    ==========
    Number of wells with exploratory well costs that
      have been capitalized for a period greater than
      one year.........................................           14            14            10
                                                          ==========    ==========    ==========

     The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of December 31, 2006, 2005 and 2004:

                                                                       December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)

       United States:
         Clipper (a)..................................    $   75,242    $       --    $       --
         Ozona Deep...................................            --        19,423        19,462
         Oooguruk.....................................        52,205        52,205        47,083
         Thunder Hawk.................................            --        25,769            --
         United States - other........................         4,103            --            --
       Canada - other.................................         1,695           805         1,214
       South Africa...................................            --         7,227        14,895
       Tunisia - Anaguid..............................         5,059         8,820         8,772
                                                          ----------    ----------    ----------
           Total......................................    $  138,304    $  114,249    $   91,426
                                                          ==========    ==========    ==========

----------

(a)  Includes $37.0 million of costs incurred in 2006.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The  following   discussion  describes  the  history  and  status  of  each significant suspended exploratory project:

     Clipper. During 2005, the Company drilled its first exploratory well on the Clipper prospect, which was a discovery. During 2006, the Company drilled additional wells to determine the magnitude of the discovery. The Company is currently evaluating the plans for development of the discovery, including evaluating sub-sea tie-back options to third-party production and handling facilities in the area.

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

     During the first quarter of 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company installed an offshore gravel drilling and production site during the 2006 winter construction season and completed armoring activities during the third quarter. A sub-sea flowline and facilities will be installed during 2007 to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit. Pioneer plans to drill approximately 40 horizontal wells to develop the discovery. Depending on weather conditions and facilities completion and accessibility, drilling could begin as early as the fall of 2007. The Company estimates first production will occur in 2008.

     South Africa. During 2001, the Company drilled two South African discovery wells that found quantities of gas and condensate believed to be commercial. From 2002 to 2004, the Company actively reviewed the gas supply and demand fundamentals in South Africa and had discussions with a gas-to-liquids ("GTL") plant in the area to purchase the condensate and gas. During 2004, a FEED study was authorized for the gas development and infrastructure design. The FEED study was completed in early 2005 and based on that study, the GTL plant operator initiated purchase orders for long-lead time infrastructure components. In December 2005, the Company announced the final approvals with its partner in the South Coast gas project to commence the initial development of the project. As a result, the Company added 11.4 million Bbls oil equivalent ("MMBOE") of proved reserves in 2005 and reduced the suspended exploratory costs by $7.7 million.

     During 2000, the Company drilled two South African exploratory wells in the Company's Boomslang prospect. One well was unsuccessful, but the other well found quantities of hydrocarbons believed to be commercial. The Boomslang discovery was not included in the initial development phase of the South Coast Gas project. Boomslang is an oil discovery with a significant gas cap. The Company believes the Boomslang discovery may ultimately be developed as a gas discovery, but commercialization plans have not progressed sufficiently to allow the Company to continue to capitalize the exploratory costs related to the discovery. Accordingly, the Company expensed the Boomslang discovery in the fourth quarter of 2006.

     Tunisia - Anaguid. During 2003, the Company drilled two exploration wells on its Anaguid Block in Tunisia which found quantities of condensate and gas believed to be commercial. During 2004, the wells were scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. During 2005, the project operator, along with the Company, conducted an extended production test of one of the two existing exploration wells and drilled an offset appraisal well to the other exploration well.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The results of the extended production test were unfavorable and the Company expensed $5.1 million associated with this well in 2005. However, the appraisal well offsetting the second discovery encountered gas and condensate in a similar horizon to the initial well. The Company has concluded studies on the appraisal well with unfavorable results and expensed $4.2 million in the fourth quarter of 2006. Studies on the second discovery will continue to determine whether development is economical.

NOTE E.     Disclosures About Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2006 and 2005:

                                                                           December 31,
                                                    --------------------------------------------------------
                                                                2006                         2005
                                                    --------------------------    --------------------------
                                                      Carrying         Fair         Carrying        Fair
                                                        Value          Value          Value         Value
                                                    -----------    -----------    -----------    -----------
                                                                         (in thousands)
Net derivative contract liabilities:
  Commodity price hedges.......................     $   (68,228)   $   (68,228)   $  (748,477)   $  (748,477)
  Terminated commodity price hedges............     $  (131,131)   $  (131,131)   $      (870)   $      (870)
Financial assets:
  Trading securities...........................     $    18,582    $    18,582    $    15,237    $    15,237
  Notes receivable due 2008 to 2011............     $    23,607    $    23,607    $     1,429    $     1,429
Financial liabilities - long-term debt:
  Line of credit...............................     $  (328,000)   $  (328,000)   $  (900,000)   $  (900,000)
  8 1/4 % senior notes due 2007................     $   (32,081)   $   (32,511)   $   (32,199)   $   (33,477)
  6 1/2 % senior notes due 2008................     $    (3,761)   $    (3,798)   $  (348,714)   $  (356,965)
  5 7/8% senior notes due 2012.................     $    (6,235)   $    (5,903)   $    (6,255)   $    (5,947)
  5 7/8% senior notes due 2016.................     $  (427,588)   $  (497,054)   $  (421,327)   $  (506,590)
  6 7/8% senior notes due 2018.................     $  (449,579)   $  (452,430)   $        --    $         --
  4 3/4 % senior convertible notes due 2021....     $        --    $        --    $  (100,000)   $  (201,225)
  7 1/5% senior notes due 2028.................     $  (249,918)   $  (253,150)   $  (249,917)   $  (265,200)

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

     Financial assets. The carrying amounts of the trading securities approximate fair value due to the short maturity of these instruments. The fair value of the notes receivable approximates the carrying value at December 31, 2006 due to the proximity of the execution dates of the notes to December 31. The current portion of the notes receivable, amounting to $5.1 million and $.4 million as of December 31, 2006 and 2005, respectively, is included in other current assets, net in the Company's Consolidated Balance Sheets. The trading securities and the noncurrent portions of the notes receivable are included in other assets, net in the Company's Consolidated Balance Sheets.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE F.     Long-term Debt

     Long-term  debt,  including  the effects of net deferred  fair value hedges
losses  and  issuance  discounts  and  premiums,   consisted  of  the  following
components at December 31, 2006 and 2005:

                                                                  December 31,
                                                            -----------------------
                                                               2006         2005
                                                            ----------   ----------
                                                                   (in thousands)
      Outstanding debt principal balances:
        Line of credit..................................    $  328,000   $  900,000
        8 1/4% senior notes due 2007....................        32,075       32,075
        6 1/2% senior notes due 2008....................         3,777      350,000
        5 7/8% senior notes due 2012....................         6,110        6,110
        5 7/8% senior notes due 2016....................       526,875      526,875
        6 7/8% senior notes due 2018....................       450,000           --
        4 3/4% senior convertible notes due 2021........            --      100,000
        7 1/5% senior notes due 2028....................       250,000      250,000
                                                            ----------   ----------
                                                             1,596,837    2,165,060
      Issuance discounts and premiums, net..............       (96,284)    (102,347)
      Net deferred fair value hedge losses..............        (3,391)      (4,301)
                                                            ----------   ----------
      Total long-term debt..............................    $1,497,162   $2,058,412
                                                            ==========   ==========

     Lines of credit. The Company has an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Agreement"), which originally had a maturity date in September 2010 unless extended in accordance with the terms of the Credit Agreement. The terms of the Credit Agreement provide for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $1.8 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added to the Credit Agreement. Effective September 29, 2006, participating lenders extended the maturity date on $1.395 billion of aggregate loan commitments under the Credit Agreement to September 2011.

     Borrowings under the Credit Agreement may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $100 million. Revolving loans bear interest, at the option of the Company, based on
(a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank (8.25 percent per annum at December 31, 2006) or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day (5.17 percent per annum at December 31, 2006) plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR (5.33 percent per annum at December 31, 2006), plus a margin (the "Applicable Margin") that is determined by reference to a grid based on the Company's debt rating (.875 percent per annum at December 31, 2006). The Applicable Margin is increased by .10 percent to .125 percent per annum, depending on the Company's debt ratings, if total borrowings under the Credit Agreement exceed 50 percent of the aggregate loan commitments. Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. The Company pays commitment fees on the undrawn amounts under the Credit Agreement that are determined by reference to a grid based on the Company's debt rating (.175 percent per annum at December 31, 2006).

     As of December 31, 2006, the Company had $153.8 million of undrawn letters of credit, of which $150.2 million were undrawn commitments under the Credit Agreement. The letters of credit outstanding under the Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, representing the Company's LIBOR margin (.875 percent at December 31, 2006) plus ..125 percent. As of December 31, 2006, the Company had unused borrowing capacity of $1.0 billion under the Credit Agreement.

     The Credit Agreement contains certain financial covenants, which include the (i) maintenance of a ratio of the Company's earnings before gain or loss on the disposition of assets, interest expense, income taxes, depreciation, depletion and amortization expense, exploration and abandonments expense and other noncash charges and expenses to consolidated interest expense of at least
3.5 to 1.0;  (ii)  maintenance  of a ratio of total debt to book  capitalization

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0; and (iii) maintenance of an annual ratio of the net present value of the Company's oil and gas properties to total debt of at least 1.50 to 1.0 through March 2007 and 1.75 to 1.0 thereafter. The lenders may declare any outstanding obligations under the Credit Agreement immediately due and payable upon the occurrence, and during the continuance of, an event of default, which includes a defined change in control of the Company. As of December 31, 2006, the Company was in compliance with all of its debt covenants.

     Senior notes. During May 2006, the Company issued $450 million of 6.875% notes and received proceeds, net of issuance discount and underwriting cost, of $447.4 million.

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

     Senior convertible notes. During 2006, holders of all of the $100 million of 4 3/4% Senior Convertible Notes exercised their conversion rights. Associated therewith, the Company paid $79.9 million in cash, issued 2.3 million shares of common stock and recorded a $22 million increase to stockholders' equity.

     Early extinguishment of debt. During 2006, the Company repurchased $346.2 million of its outstanding $350 million of 6.50% senior notes due 2008 (the "6.50% Notes"). The Company recognized a charge of $8.1 million in the second quarter of 2006 associated with the early extinguishment of the 6.50% Notes, which is included in other expense in the accompanying Consolidated Statements of Operations. During 2005, the Company (i) redeemed the remaining principal amounts of its outstanding 9 5/8% senior notes due 2010 and its 7.50% senior notes due 2012 of $64.0 million and $16.2 million, respectively, and (ii) accepted tenders to purchase for cash $188.4 million in principal amount of its 5 7/8% senior notes due 2012. Consequently, the Company recognized a charge for the early extinguishment of debt of $26.5 million included in other expense in the accompanying Consolidated Statements of Operations on these redemptions and tenders for 2005.

     Principal maturities. Principal maturities of long-term debt at December 31, 2006 are as follows (in thousands):

          2007.......................................       $    32,075
          2008.......................................       $     3,777
          2009.......................................       $        --
          2010.......................................       $    22,960
          2011.......................................       $   305,040
          Thereafter.................................       $ 1,232,985

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Interest expenses. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2006, 2005 and 2004:

                                                                  Year Ended December 31,
                                                           --------------------------------------
                                                              2006          2005          2004
                                                           ----------    ----------    ----------
                                                                       (in thousands)

    Cash payments for interest.........................    $  114,727    $  129,868    $  109,970
    Accretion/amortization of discounts or premiums
       on loans........................................         7,133         6,186         3,683
    Accretion of discount on derivative obligations....         2,529            --             --
    Amortization of net deferred hedge (gains) losses
      (see Note J).....................................            14        (4,052)      (19,220)
    Amortization of capitalized loan fees..............         1,366         2,265         2,059
    Kansas ad valorem tax..............................            --            --            65
    Net changes in accruals............................        (6,571)       (7,092)        7,476
                                                           ----------    ----------    ----------
    Interest incurred..................................       119,198       127,175       104,033
    Less capitalized interest..........................       (12,166)       (1,089)       (2,016)
                                                           ----------    ----------    ----------
    Total interest expense.............................    $  107,032    $  126,086    $  102,017
                                                           ==========    ==========    ==========

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

     The  activities  with  affiliated   partnerships  are  summarized  for  the
following related party transactions for the years ended December 31, 2006, 2005 and 2004:

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           2006          2005          2004
                                                        ----------    ----------    ----------
                                                                    (in thousands)


    Receipt of lease operating and supervision
      charges in accordance with standard industry
      operating agreements..........................    $    1,551    $    1,493     $   1,458
    Reimbursement of general and administrative
      expenses......................................    $      348    $      348     $     193

NOTE H.     Incentive Plans

Retirement Plans

     Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Board of Directors (the "Board") approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. The Company will provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first 10 percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $1.3 million, $1.2 million and $.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA") 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount of not less than two percent nor more than 30 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's base compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins with the participant's date of hire. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $9.3 million, $8.0 million and $5.4 million, respectively, as a result of Matching Contributions.

Long-Term Incentive Plan

     In May 2006, the Company's stockholders approved a new Long-Term Incentive Plan, which provides for the granting of incentive awards in the form of stock options, stock appreciation rights, performance units and restricted stock to directors, officers and employees of the Company. The Long-Term Incentive Plan provides for the issuance of 4.6 million awards.

     The following table shows the number of awards available under the Company's Long-Term Incentive Plan at December 31, 2006:

           Approved and authorized awards...............    4,600,000
             Awards issued after May 3, 2006............      (74,549)
                                                           ----------
           Awards available for future grant............    4,525,451
                                                           ==========

     For the 2006-2007 director year, the Company's non-employee directors were offered a choice to receive their annual fee retainers (i) 100 percent in restricted stock units, (ii) 100 percent in cash or (iii) a combination of 50/50 of cash and restricted stock units. All non-employee directors also received an annual equity grant of restricted stock units.

     Stock option awards. In accordance with the Evergreen merger agreement, on September 28, 2004, the Company assumed fully-vested options to purchase 2,384,657 shares of the Company's common stock at various exercise prices, the weighted average price per share of which was $11.18. The assumed options were outstanding awards to Evergreen employees when the Evergreen merger occurred.

     During 2004, the Company's stock-based compensation philosophy shifted its emphasis from the awarding of stock options to restricted stock awards. There were no options granted after 2003.

     Restricted stock awards. During 2006, 2005 and 2004 the Company issued 736,642, 1,411,269 and 630,937, respectively, restricted shares of the Company's common stock as compensation to directors, officers and employees of the Company.

     During 2004, the Company assumed 214,186 restricted stock units in exchange for Evergreen restricted stock units outstanding on September 28, 2004. The Company recorded $6.0 million of deferred compensation for future expected service associated with certain of the restricted stock units assumed from Evergreen. The deferred compensation was amortized as charges to compensation expense over the periods in which the restrictions on the units lapsed.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Compensation costs. On January 1, 2006, the Company adopted SFAS 123(R), as more fully described in Note B, and eliminated $45.8 million of deferred compensation in stockholders' equity and reduced a like amount of additional paid-in capital in the Consolidated Balance Sheets. Prior to adoption of SFAS 123(R), the Company recorded $56.2 million and $19.1 million of deferred compensation associated with restricted stock awards in stockholders' equity during 2005 and 2004, respectively. Such amounts will be amortized to compensation expense over the vesting periods of the awards.

     Adoption of SFAS 123(R), required the Company to prospectively (i) recognize the value of the unvested stock options, which was approximately $959 thousand and (ii) recognize compensation expense associated with the Company's ESPP. The Company's recognition of compensation of restricted stock did not change upon adoption of SFAS 123(R).

     During 2006, 2005 and 2004, the Company recognized compensation costs associated with stock-based compensation of $32.1 million, $26.9 million and $12.5 million, respectively. At December 31, 2006, the Company has unrecognized unvested stock-based compensation costs of approximately $39.8 million, which will amortize to earnings over the next three years.

     The following table reflects the outstanding restricted stock awards as of December 31, 2006, 2005 and 2004 and activity related thereto for the years then ended:

                                                                    Year Ended December 31,
                                           -------------------------------------------------------------------------
                                                    2006                     2005                      2004
                                           ----------------------   -----------------------   -----------------------
                                                         Weighted                  Weighted                 Weighted
                                             Number      Average       Number      Average       Number      Average
                                            Of Shares     Price      Of Shares     Price       Of Shares     Price
                                           ----------   ---------   -----------   ---------   -----------   ---------
Restricted stock awards:
  Outstanding at beginning of year....      1,966,223   $   36.90    1,447,987    $   28.46      676,973    $   24.79
  Evergreen awards assumed............             --   $     --            --    $      --      214,186    $   32.58
  Shares granted......................        736,642   $   43.44    1,411,269    $   39.79      630,937    $   31.29
  Shares forfeited....................       (190,538)  $   39.32     (174,046)   $   33.99      (32,174)   $   30.99
  Lapse of restrictions...............       (385,780)  $   34.84     (718,987)   $   26.26      (41,935)   $   31.09
                                           ----------                ---------                 ---------
  Outstanding at end of year..........      2,126,547   $   39.32    1,966,223    $   36.90    1,447,987    $   28.46
                                           ==========                =========                 =========

       A summary of the Company's stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years then ended, are presented below:

                                                                    Year Ended December 31,
                                           -------------------------------------------------------------------------
                                                    2006                     2005                      2004
                                           ----------------------   -----------------------   -----------------------
                                                         Weighted                  Weighted                 Weighted
                                             Number      Average       Number      Average       Number      Average
                                            Of Shares     Price      Of Shares     Price       Of Shares     Price
                                           ----------   ---------   -----------   ---------   -----------   ---------
Non-statutory stock options (a):
  Outstanding at beginning of year....      2,685,398    $  20.32     5,180,584   $   18.60     5,274,116   $   20.13
    Evergreen options assumed.........             --    $     --            --   $      --     2,384,657   $   11.18
    Options forfeited.................       (267,851)   $  22.60       (65,190)  $   22.94      (102,890)  $   22.24
    Options exercised.................       (816,052)   $  19.22    (2,429,996)  $   15.95    (2,375,299)  $   14.39
                                            ---------                ----------                ----------
  Outstanding at end of year..........      1,601,495    $  20.50     2,685,398   $   20.32     5,180,584   $   18.60
                                            =========                ==========                ==========
  Exercisable at end of year..........      1,601,495    $  20.50     2,382,714   $   19.74     3,970,996   $   17.08
                                            =========                ==========                ==========

----------

(a)  The Company did not grant any stock options during 2006, 2005 or 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The following table summarizes information about the Company's stock options outstanding and exercisable at December 31, 2006:

                                        Options Outstanding and Exercisable
                         ----------------------------------------------------------------
                             Number             Weighted          Weighted     Intrinsic
                         Outstanding at         Average            Average      Value at
         Range of         December 31,         Remaining          Exercise    December 31,
      Exercise Price          2006          Contractual Life        Price         2006
      --------------     --------------     ----------------     ---------    -----------
                                                                             (in thousands)

         $5-$11                139,402         2.0 years         $    9.90    $     4,153
         $12-$18               691,611         2.1 years         $   17.50         15,347
         $19-$26               755,483         3.2 years         $   24.81         11,242
         $31-$43                14,999         0.1 years         $   40.31             --
                            ----------                                        -----------
                             1,601,495                                        $    30,742
                            ==========                                        ===========

Employee Stock Purchase Plan

     The Company has an ESPP that allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of an employee's pay (subject to certain ESPP limits) during the eight-month offering period. Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower.

Postretirement Benefit Obligations

     As of December 31, 2006 and 2005, the Company had recorded $19.8 million and $18.6 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of December 31, 2006 or 2005. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

     As of December 31, 2006, the accumulated postretirement benefit obligations pertaining to these plans were determined by independent actuaries for four plans representing $15.7 million of unfunded accumulated postretirement benefit obligations and by the Company for one plan representing $4.1 million of unfunded accumulated postretirement benefit obligations. Interest costs at an annual rate of 5.95 percent of the periodic undiscounted accumulated postretirement benefit obligations were employed in the valuations of the benefit obligations. Certain of the aforementioned plans provide for medical and dental cost subsidies for plan participants. Annual medical cost escalation trends of 10 percent in 2007, declining to five percent in 2012 and thereafter, and annual dental cost escalation trends of seven percent in 2007, declining to five percent in 2011 and thereafter, were employed to estimate the accumulated postretirement benefit obligations associated with the medical and dental cost subsidies.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The  following  table   reconciles   changes  in  the  Company's   unfunded
accumulated postretirement benefit obligations during the years ended December 31, 2006, 2005 and 2004:

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           2006          2005          2004
                                                        ----------    ----------    ----------
                                                                    (in thousands)

Beginning accumulated postretirement benefit
  obligations.......................................    $   18,576    $   15,534    $   15,556
Net benefit payments................................        (1,234)       (1,393)       (1,497)
Service costs.......................................           816           324           258
Net actuarial losses (gains)........................           642         3,211           (32)
Accretion of interest...............................         1,037           900           909
Fair value of Evergreen obligations assumed.........            --            --           340
                                                        ----------    ----------    -----------
Ending accumulated postretirement benefit
  obligations.......................................    $   19,837    $   18,576    $   15,534
                                                        ==========    ==========    ==========

     Estimated benefit payments and service/interest costs associated with the plans for the year ending December 31, 2007 are $1.5 million and $2.2 million, respectively.

     As discussed above in Note B, the Company has adopted the provisions of SFAS 158 effective on December 31, 2006. The Company previously recognized the funded status of its defined benefit postretirement plans and currently recognizes periodic changes in its defined benefit postretirement plans as components of service costs in the period of change as allowed by SFAS 158. Consequently, the adoption of SFAS 158 did not have a material impact on the Company's liquidity, financial position or future results of operations for the year ended December 31, 2006.

NOTE I.     Commitments and Contingencies

     Severance agreements. The Company has entered into severance and change in control agreements with its officers, subsidiary company officers and certain key employees. The current annual salaries for the parent company officers, the subsidiary company officers and key employees covered under such agreements total $35.4 million.

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

     During the third quarter of 2006, the Company reached an agreement to settle the claims made in the lawsuit. Under the terms of the agreement, the Company agreed to make cash payments to settle the plaintiffs' claims with respect to production occurring on and before December 31, 2005. The Company's portion of the cash payments is expected to be $32.7 million, of which approximately $17.0 million was paid during the third quarter of 2006 and the

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

remaining approximately $15.7 million will be paid in the third quarter of 2007. The Company also agreed to adjust the manner in which royalty payments to the class members will be calculated for production occurring on and after January 1, 2006, which change is not expected to have a material effect on the Company's liquidity, financial position or future results of operations.

     Final approval was received from the Court on February 9, 2007, and the settlement is expected to be final within 60 days of final approval assuming no appeals are filed. If no appeals are made or if any appeals made are resolved, it is expected that the settlement will be final in the second quarter of 2007.

     MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which is before the Judicial District Court of Harris County, Texas (334th Judicial District). On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a Petition In Intervention in the lawsuit to assert the same claims as MOSH Holding, L.P. ("MHLP"). MHLP and Dagger-Spine (collectively, "Plaintiffs") are unitholders in the Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The Company owns the managing general partner interest in the partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust prematurely and to capture for itself and Woodside profits that belong to the Mesa Offshore Trust ("MOT"). Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The relief sought by the plaintiffs includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction.

     The Trustee and the Company have reached a conditional settlement of all claims in the lawsuit that MOT has or might have against the Company. Plaintiffs are not signatories to the settlement and they, or other unitholders of MOT, may comment on or object to the settlement. The settlement is subject to certain conditions and is not final until approved by the court and any appeals are resolved. The court has set the settlement review hearing for May 21, 2007.

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

     Environmental Protection Agency Investigation. On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company is fully cooperating with the government's investigation.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Argentine obligations. The Company has provided the purchaser of its Argentine assets certain indemnifications and remains responsible for certain contingent liabilities, subject to defined limitations. The Company does not currently believe that these obligations, which primarily pertain to matters of litigation, environmental contingencies, royalty obligations and income taxes, are probable of having a material impact on its liquidity, financial position or future results of operations.

     Lease agreements. The Company leases offshore production facilities, drilling rigs, equipment and office facilities under noncancellable operating leases. Rental expenses associated with these operating leases for the years ended December 31, 2006, 2005 and 2004 were approximately $46.8 million, $64.5 million and $51.8 million, respectively, which includes $8.7 million, $26.0 million and $15.4 million, respectively, associated with discontinued operations. Future minimum lease commitments under noncancellable operating leases at December 31, 2006 are as follows (in thousands):

                2007........................     $  29,065
                2008........................     $  14,560
                2009........................     $  13,346
                2010........................     $   6,720
                2011........................     $     709
                Thereafter..................     $      --

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

     Transportation agreements. Associated with the Evergreen merger, the Company assumed gas transportation commitments for specified volumes of gas per year through 2014. During 2006, the Company expanded these commitments to support production increases, primarily in the Raton gas field. The transportation commitments averaged approximately 190 million cubic feet ("MMcf") of gross gas sales volumes per day during 2006, including associated fuel commitments. These commitments will average approximately 201 MMcf of gross gas volumes per day during 2007, decrease to approximately 198 MMcf of gross gas volumes per day during 2008, and decline thereafter to approximately 69 MMcf of gross gas volumes per day during 2013, before terminating in January 2014.

     The Company's Canadian subsidiaries are parties to pipeline transportation service agreements, with aggregate remaining terms of approximately 10 years, whereby they have committed to transport specified volumes of gas each year principally from Canada to a point in Chicago, Illinois. Such gas volumes totaled approximately 86 MMcf of gas per day during 2006 and 78 MMcf of gas per day during 2005 and 2004, and are comprised of a significant portion of the Company's Canadian net gas production, augmented with certain volumes purchased at market prices in Canada. The committed volumes to be transported under the pipeline transportation service agreements are approximately 85 MMcf of gas per day during 2007 and decline to approximately 75 MMcf of gas per day by the end of the commitment term. The net gas marketing gains or losses resulting from purchasing third party gas in Canada and selling it in Chicago are recorded as other income or other expense in the accompanying Consolidated Statements of Operations. Associated with these agreements, the Company recognized $2.0 and $4.1 million of gas marketing gains in other income during the years ended December 31, 2006 and 2005, respectively, and $1.2 million of gas marketing losses in other expense during the year ended December 31, 2004.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Future minimum transportation fees under the Company's gas transportation commitments at December 31, 2006 are as follows (in thousands):

                  2007........................     $   68,630
                  2008........................     $   68,938
                  2009........................     $   68,458
                  2010........................     $   66,749
                  2011........................     $   64,243
                  Thereafter..................     $  170,546

NOTE J.      Derivative Financial Instruments

     The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency fluctuations. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company also may enter physical delivery contracts to effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the financial statements.

     All derivatives are recorded on the balance sheet at estimated fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

     Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing costs of capital. As of December 31, 2006 and 2005, the Company was not a party to any open fair value hedges.

     As of December 31, 2006, the carrying value of the Company's long-term debt in the accompanying Consolidated Balance Sheets included a $3.4 million reduction in the carrying value attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. The amortization of net deferred hedge losses on terminated interest rate swaps increased the Company's reported interest expense by $14 thousand during the year ended December 31, 2006, as compared to deferred gains amortization, which reduced the Company's reported interest expense by $4.1 million and $19.2 million during the years ended December 31, 2005 and 2004, respectively.

     The following table sets forth, as of December 31, 2006, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

                                      Net Deferred Interest Rate Hedge Losses
                                      ---------------------------------------
                                      Fair Value    Cash Flow        Total
                                      ----------    ----------    -----------
                                                  (in thousands)
              2007................    $      231    $       94    $      325
              2008................    $      257    $      114    $      371
              2009................    $      281    $      135    $      416
              2010................    $      307    $      159    $      466
              2011................    $      337    $      184    $      521
              Thereafter..........    $    1,978    $    1,032    $    3,010

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of December 31, 2006, all of the Company's open commodity hedges are designated as hedges of Canadian and United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

     Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to the New York Mercantile Exchange ("NYMEX") prices. As of December 31, 2006, all of the Company's oil hedges were designated as hedges of United States forecasted sales. The following table sets forth the volumes hedged in barrels ("Bbl") underlying the Company's outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of December 31, 2006:

                                   First         Second          Third         Fourth       Outstanding
                                  Quarter        Quarter        Quarter        Quarter        Average
                                -----------    -----------    -----------    -----------    -----------
Average daily oil production
   hedged (a):
   2007 - Swap Contracts
    Volume (Bbl)..............        3,689          4,341          5,000          5,000          4,512
    Price per Bbl.............  $     31.63    $     31.47    $     31.35    $     31.35    $     31.44
   2008 - Swap Contracts
    Volume (Bbl)..............        6,500          6,500          6,500          6,500          6,500
    Price per Bbl.............  $     31.19    $     31.19    $     31.19    $     31.19    $     31.19

----------

(a) Subsequent to December 31, 2006, the Company reduced its oil hedge positions by terminating the following oil swap contracts: (i) 4,342 Bbls per day of 2007 swap contracts with a fixed price of $31.47 per Bbl; (ii) 2,500 Bbls per day of 2008 swap contracts with a fixed price of $29.90 per Bbl.

     The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth
(i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of settlements of oil price hedges on oil revenue from continuing operations for the years ended December 31, 2006, 2005 and 2004:

                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           2006          2005          2004
                                                        ----------    ----------    ----------
Average price reported per Bbl.....................     $    65.51    $    38.70    $    32.56
Average price realized per Bbl.....................     $    63.45    $    53.71    $    39.06
VPP increase to oil revenue (in millions)..........     $    116.1    $       --    $       --
Reduction to oil revenue from hedging activity
  (in millions) (a)................................     $     97.6    $    176.6    $     80.0

----------

(a) Excludes hedge losses of $12.3 million, $52.0 million and $27.2 million attributable to discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively.

     Natural gas liquids prices. During the years ended December 31, 2006, 2005 and 2004, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at December 31, 2006.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices, if NYMEX prices are highly correlated with the index price. As of December 31, 2006, all of the Company's gas hedges were designated as hedges of United States and Canadian forecasted sales. The following table sets forth the volumes hedged in million British thermal units ("MMBtu") under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of December 31, 2006:

                                    First         Second          Third         Fourth       Outstanding
                                   Quarter        Quarter        Quarter        Quarter        Average
                                ------------    -----------    -----------    -----------    ------------
Average daily gas  production
   hedged (a):
   2007 - Swap Contracts
    Volume (MMBtu).............       89,841         85,000         85,000         85,000          86,194
    Price per MMBtu............ $       7.97    $      8.18    $      8.18    $      8.18    $       8.13
   2007 - Collar Contracts
    Volume (MMBtu).............       25,000             --             --             --           6,164
    Price per MMBtu............ $9.00-$11.52    $        --    $        --    $        --    $9.00-$11.52
   2008 - Swap Contracts
    Volume (MMBtu).............       15,000         15,000         15,000         15,000          15,000
    Price per MMBtu............ $       8.62    $      8.62    $      8.62    $      8.62    $       8.62

---------

(a) Subsequent to December 31, 2006, the Company entered into additional gas swap contracts of approximately 102,192 MMBtu per day at an average price of $8.13 per MMBtu for the Company's 2007 production.

     The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of settlements of gas price hedges on gas revenue from continuing operations for the years ended December 31, 2006, 2005 and 2004:


                                                               Year Ended December 31,
                                                        --------------------------------------
                                                           2006          2005          2004
                                                        ----------    ----------    ----------

Average price reported per Mcf......................    $     6.23    $     7.02    $     4.96
Average price realized per Mcf......................    $     6.04    $     7.31    $     5.45
VPP increase to gas revenue (in millions)...........    $     74.2    $     75.8    $       --
Reduction to gas revenue from hedging activity
  (in millions) (a).................................    $     51.4    $    108.3    $     41.9

----------

(a) Excludes hedge losses of $3.4 million, $94.6 million and $83.8 million attributable to discontinued operations for the year ended December 31, 2006, 2005 and 2004, respectively.

     Interest rate. During April 2006, the Company entered into costless collar contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with the coupon rate on the Company's 6.875% Notes, which were issued on May 1, 2006. The Company terminated these costless collar contracts for a gain of $1.3 million, which was recorded in AOCI - Hedging. The Company did not realize any ineffectiveness in connection with the costless collar contracts during 2006. See Note F for information regarding the 6.875% Notes.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     Hedge ineffectiveness. The Company recognized ineffectiveness amounts related to (i) hedged volumes that exceeded revised forecasts of production volumes due to delays in the start up of production in certain fields and (ii) reduced correlations between the indexes of the financial hedge derivatives and the indexes of the hedged forecasted production for certain fields. Ineffectiveness can be associated with closed contracts (i.e. realized) or can be associated with open positions (i.e. unrealized). The following table sets forth the hedge ineffectiveness attributable to continuing operations recognized in the Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004:

                                                       Year Ended December 31,
                                                --------------------------------------
                                                   2006          2005          2004
                                                ----------    ----------    ----------
                                                            (in millions)

    Interest and other income.............      $     13.8    $       --    $       --
    Other expense.........................            11.6         (44.2)         (4.2)
                                                ----------    ----------    ----------
      Total  ineffectiveness (a)..........      $     25.4    $    (44.2)   $     (4.2)
                                                ==========    ==========    ==========

----------

(a) Hedge ineffectiveness attributable to discontinued operations was $8.2 million and $171 thousand during 2005 and 2004, respectively.

     AOCI - Hedging. As of December 31, 2006 and 2005, AOCI - Hedging represented net deferred losses of $167.2 and $506.6 million, respectively. The AOCI - Hedging balance as of December 31, 2006 was comprised of $71.0 million of net deferred losses on the effective portions of open cash flow hedges, $193.7 million of net deferred losses on terminated cash flow hedges (including $1.7 million of net deferred losses on terminated cash flow interest rate hedges) and $97.5 million of associated net deferred tax benefits. The AOCI - Hedging balance as of December 31, 2005 was comprised of $767.8 million of net deferred losses on the effective portions of open cash flow hedges, $30.0 million of net deferred losses on terminated cash flow hedges (including $3.2 million of net deferred losses on terminated cash flow interest rate hedges) and $291.2 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the year ended December 31, 2006 was primarily attributable to the reclassification of net deferred hedge losses to net income as derivatives matured and, to a lesser extent, decreases in future commodity prices relative to the commodity prices stipulated in the hedge contracts. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

     During the year ending December 31, 2007, based on current estimates of future commodity prices, the Company expects to reclassify $5.3 million of net deferred gains associated with open commodity hedges and $106.3 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $38.7 million of net deferred income tax benefits associated with commodity hedges during the year ending December 31, 2007 from AOCI - Hedging to income tax benefit.

     Terminated commodity hedges. At times, the Company terminates open commodity hedge positions when the underlying commodity prices reach a point that the Company believes will be the high or low price of the commodity prior to the scheduled settlement of the open commodity position. This allows the Company to maximize gains or minimize losses associated with the open hedge positions. At the time of termination of the hedges, the amounts recorded in AOCI - Hedging are maintained and amortized to earnings over the periods the production was scheduled to occur.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The following table sets forth, as of December 31, 2006, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

                                             First       Second        Third       Fourth
                                            Quarter      Quarter      Quarter      Quarter        Total
                                           ---------    ---------    ---------    ---------    ---------
                                                                  (in thousands)

2007 net deferred hedge losses........     $  29,619    $  27,609    $  25,153    $  23,905    $ 106,286
2008 net deferred hedge losses........     $  20,285    $  17,541    $  17,402    $  17,718       72,946
2009 net deferred hedge losses........     $   2,330    $     232    $     230    $     822        3,614
2010 net deferred hedge losses........     $     667    $     620    $     578    $     539        2,404
2011 net deferred hedge losses........     $     873    $     889    $     902    $     907        3,571
2012 net deferred hedge losses........     $     810    $     791    $     783    $     773        3,157
                                                                                               ---------
                                                                                               $ 191,978
                                                                                               =========

     Non-hedge derivatives. During January and April 2005, the Company entered into non-hedge interest rate swaps. The Company terminated the interest rate swaps during January and April 2005 for an aggregate net loss of $1.5 million, which amount is included in other expense in the Company's accompanying Consolidated Statement of Operations for 2005.

NOTE K.     Major Customers and Derivative Counterparties

     Sales to major customers. The Company's share of oil and gas production is sold to various purchasers who must be prequalified under the Company's credit risk policies and procedures. The Company records allowances for doubtful accounts based on the agings of accounts receivable and the general economic condition of its customers and, depending on facts and circumstances, may require customers to provide collateral or otherwise secure their accounts. The Company is of the opinion that the loss of any one purchaser would not have an adverse effect on the ability of the Company to sell its oil and gas production.

     The following United States customers individually accounted for ten percent or more of the consolidated oil, NGL and gas revenues, including the revenues from discontinued operations and the results of commodity hedges, in at least one of the years, during the years ended December 31, 2006, 2005 and 2004:

                                                       Year Ended December 31,
                                                --------------------------------------
                                                   2006          2005          2004
                                                ----------    ----------    ----------
Oneok Resources...........................          12%            6%           3%
Plains Marketing LP.......................          12%            7%           4%
Occidental Energy Marketing, Inc..........          11%            9%           6%
Williams Power Company, Inc...............           4%            9%          14%

     Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures. As of December 31, 2006, the Company had no derivative counterparties with significant credit risks.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE L.     Asset Retirement Obligations

     The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the years ended December 31, 2006, 2005 and 2004:

                                                              Year Ended December 31,
                                                         ---------------------------------
                                                            2006        2005        2004
                                                         ---------   ---------   ---------
                                                                  (in thousands)

    Beginning asset retirement obligations.............  $ 157,035   $ 120,879   $ 105,036
    New wells placed on production and changes in
      estimates (a)....................................    122,685      57,404       4,591
    Liabilities assumed in acquisitions................        981       3,183      10,488
    Disposition of wells...............................    (44,042)    (23,101)         --
    Liabilities settled................................    (16,219)     (9,508)     (8,562)
    Accretion of discount on continuing operations.....      4,826       4,209       4,130
    Accretion of discount on discontinued operations...        804       3,668       4,080
    Currency translation...............................       (157)        301       1,116
                                                         ---------   ---------   ---------
    Ending asset retirement obligations................  $ 225,913   $ 157,035   $ 120,879
                                                         =========   =========   =========

----------

(a) Includes, for the years ended December 31, 2006 and 2005, respectively, a $75.0 million and a $39.8 million increase in the abandonment estimate of the East Cameron facilities that were destroyed by Hurricane Rita, which is reflected in hurricane activity, net in the Consolidated Statements of Operations.

     The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the accompanying Consolidated Balance Sheets.

NOTE M.     Interest and Other Income

     The following table provides the components of the Company's interest and other income during the years ended December 31, 2006, 2005 and 2004:

                                                           Year Ended December 31,
                                                      ---------------------------------
                                                         2006        2005        2004
                                                      ---------   ---------   ---------
                                                               (in thousands)
    Business interruption insurance claim
      (see Note U).................................   $   7,647   $  14,200   $      --
    Minority interest in subsidiary net loss
      (see Note B).................................       4,892       5,206          --
    Canadian Alliance marketing gain (see Note I)..       2,021       4,127          --
    Interest income................................      15,366       2,177         328
    Sales and other tax refunds....................         645       1,792          --
    Credit card rebate.............................         837         835          --
    Seismic data sales.............................         620         723         172
    Deferred compensation plan income..............         879         500         202
    Foreign currency remeasurement and exchange
      gains (a)....................................         855         236         100
    Derivative ineffectiveness (see Note J)........      13,805          --          --
    Exploration incentive tax credits..............       5,570          --          --
    Other income...................................       5,586       1,735       1,355
                                                     ----------   ---------   ---------
    Total interest and other income................  $   58,723   $  31,531   $   2,157
                                                     ==========   =========   =========





                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

---------

(a) The Company's operations in Argentina, Canada and Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies (see Note B for information regarding the functional currencies of subsidiary entities). Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

NOTE N.     Asset Divestitures

     During the years ended December 31, 2006, 2005 and 2004, the Company completed asset divestitures for net proceeds of $1.8 billion, $1.2 billion and $1.7 million, respectively. Associated therewith, the Company recorded gains (losses) on disposition of assets in continuing operations of $(7.9) million, $59.8 million and $39 thousand during the years ended December 31, 2006, 2005 and 2004, respectively, and gains of $733.3 million and $166.1 million in discontinued operations in 2006 and 2005, respectively. The following represent the significant divestitures:

     Deepwater Gulf of Mexico and Argentine divestitures. During 2006, the Company sold its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.2 million and its Argentine assets for net proceeds of $669.6 million, resulting in a gain of $10.9 million. Pursuant to SFAS 144, the gain and the results of operations from these assets have been reclassified to discontinued operations. See Note V for additional information.

     Volumetric production payments. During 2005, the Company sold three VPPs for proceeds of $892.6 million. No gain or loss was recognized. See Note T for additional information.

     Canadian and Gulf of Mexico Shelf divestitures. During 2005, the Company sold its interests in the Martin Creek, Conroy Black and Lookout Butte areas in Canada for net proceeds of $197.2 million, resulting in a gain of $138.3 million and certain assets on the Gulf of Mexico shelf for net proceeds of $59.2 million, resulting in a gain of $27.9 million. Pursuant to SFAS 144, the gain and the results of operations from these assets have been reclassified to discontinued operations. See Note V for additional information.

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

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE O.     Other Expense

       The following table provides the components of the Company's other expense during the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)
  Derivative ineffectiveness (see Note J)................ $  (11,566)   $   44,246    $    4,168
  Loss on early extinguishment of debt (see Note F)......      8,076        25,975            --
  Contingency accrual adjustments (see Note I)...........     10,279         9,756        10,866
  Foreign currency remeasurement and exchange losses (a).        580         3,644         1,870
  Noncompete agreement amortization......................      1,670         3,914           798
  Minority interest in subsidiaries' net income
    (see Note B).........................................      2,629         3,482           896
  Postretirement obligation revaluation..................        642         3,211            --
  Bad debt expense.......................................      4,733           452         3,674
  Debt exchange offer costs (see Note F).................         --            --         2,248
  Canadian Alliance marketing losses (see Note I)........         --            --         1,218
  Non-hedge derivative losses............................      6,517         3,860            --
  Other charges..........................................     12,720           897         2,660
                                                          ----------    ----------    ----------
         Total other expense............................. $   36,280    $   99,437    $   28,398
                                                          ==========    ==========    ==========

----------

(a) The Company's operations in Argentina, Canada and Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies (see Note B for information regarding the functional currencies of subsidiary entities). Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

NOTE P.     Income Taxes

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject to examination by United States federal, state, local and foreign taxing authorities. Current and estimated tax payments of $153.2 million, $41.4 million and $19.2 million were made during the years ended December 31, 2006, 2005 and 2004, respectively.

     SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States, state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of December 31, 2006 and 2005, the Company's valuation allowances related to foreign and domestic tax jurisdictions were $94.7 million and $95.8 million, respectively.

     The Company's effective tax rate on continuing operations of 44.2 percent and 44.5 percent for the years ended December 31, 2006 and 2005, respectively, differs from the combined United States federal and state statutory rate of approximately 36.5 percent primarily due to:

   o  foreign tax rates,
   o adjustments to the deferred tax liability for changes in enacted tax laws and rates, as discussed below,
   o statutes in foreign jurisdictions that differ from those in the United States,

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


   o recognition of $8.4 million of deferred tax benefit, during 2006, as a result of conversion of senior convertible notes prior to the Company's repayment of the debt principal (see Note F),
   o recognition of $7.2 million of taxes during 2005 associated with the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 ("AJCA") and
   o expenses for unsuccessful well costs and associated acreage costs in foreign locations where the Company does not expect to receive income tax benefits.

     During May 2006, the State of Texas enacted legislation that changed the existing Texas franchise tax from a tax based on net income or taxable capital to an income tax based on a defined calculation of gross margin (the "Texas margin tax"). Also, during 2006, the Canadian federal and provincial governments enacted tax rate reductions that will be phased in over several years. SFAS 109 requires that deferred tax balances be adjusted to reflect tax rate changes during the periods in which the tax rate changes are enacted. The adjustment due to the enactment of the Texas margin tax and the Canadian tax rate changes resulted in a $13.5 million United States tax expense and a $10.2 million Canadian tax benefit during the year ended December 31, 2006, respectively.

     In October 2004, the AJCA was signed into law. The AJCA includes a deduction of 85 percent of qualified foreign earnings that are repatriated, as defined in the AJCA. During 2005, the Company determined that it was advantageous to apply the provisions of the AJCA to qualified foreign earnings that could be repatriated. The Company formalized repatriation plans in 2005 and repatriated $322.5 million from Canada, South Africa and Tunisia. Approximately $177 million of the repatriated funds qualified for the dividend exclusion. The Company is obligated by the provisions of the AJCA to invest the qualifying dividends in the United States within a reasonable period of time.

     Included in the Company's income tax provision from continuing operations for the year ended December 31, 2005 is the reversal of a $26.9 million tax benefit recorded in 2004 as a result of the cancellation of the development of the Olowi block and the Company's decision to exit Gabon. Reversal of the tax benefit was the result of signing an agreement in June 2005 to sell the Company's shares in the subsidiary that owns the interest in the Olowi block to an unaffiliated buyer, which made it more likely than not that the Company would not realize the originally recorded tax benefit. The Company completed the sale of the Gabonese subsidiary during 2005.

     The Company's income tax provision (benefit) and amounts separately allocated were attributable to the following items for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)

  Income from continuing operations.....................  $  136,666    $  155,832    $   63,079
  Income from discontinued operations...................     299,856       209,013       103,280
  Changes in goodwill - tax benefits related to
    stock-based compensation............................      (1,742)       (7,255)       (8,955)
  Changes in stockholders' equity:
    Net deferred hedge gains (losses)...................     193,719      (166,572)      (73,340)
    Tax benefits related to stock-based compensation....      (4,247)      (18,752)       (6,612)
    Translation adjustment..............................       8,421         3,685          (314)
                                                          ----------    ----------    ----------
                                                          $  632,673    $  175,951    $   77,138
                                                          ==========    ==========    ==========

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The Company's income tax provision (benefit) attributable to income from continuing operations consisted of the following for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)
       Current:
         U.S. federal...................................   $ (54,004)   $   13,104    $    2,500
         U.S. state and local...........................         (52)         (254)          602
         Foreign........................................      35,811        37,995        14,463
                                                           ---------    ----------    ----------
                                                             (18,245)       50,845        17,565
                                                           ---------    ----------    ----------
       Deferred:
         U.S. federal...................................     126,223        90,944        45,479
         U.S. state and local...........................      18,438         3,036         1,097
         Foreign........................................      10,250        11,007        (1,062)
                                                          ----------    ----------    ----------
                                                             154,911       104,987        45,514
                                                          ----------    ----------    ----------
                                                          $  136,666    $  155,832    $   63,079
                                                          ==========    ==========    ==========

     Income from continuing operations before income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)

         U.S. federal.................................    $  235,049    $  194,993    $  210,786
         Foreign......................................        73,939       155,473       (13,275)
                                                          ----------    ----------    ----------
                                                          $  308,988    $  350,466    $  197,511
                                                          ==========    ==========    ==========

     Reconciliations of the United States federal statutory tax rate to the Company's effective tax rate for income from continuing operations are as follows for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                     (in percentages)

       U.S. federal statutory tax rate...................      35.0          35.0         35.0
       State income taxes (net of federal benefit).......       1.7           1.1          1.2
       U.S. valuation allowance changes..................       0.3           0.2           --
       Foreign valuation allowances......................       8.8           0.3          7.8
       Rate differential on foreign operations...........       0.5           2.6         14.3
       Change in statutory rates.........................       1.0           0.1           --
       Gabon investment deduction........................        --           7.4        (13.1)
       Gabon tax free book gain..........................        --          (4.7)          --
       Repatriation of foreign earnings..................        --           2.0           --
       Conversion of senior convertible notes............      (2.7)           --           --
       Other.............................................      (0.4)          0.5        (13.3)
                                                            -------       -------      -------
         Consolidated effective tax rate.................      44.2          44.5         31.9
                                                            =======       =======      =======

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows as of December 31, 2006 and 2005:

                                                                                       December 31,
                                                                                -------------------------
                                                                                    2006          2005
                                                                                -----------    ----------
                                                                                     (in thousands)
     Deferred tax assets:
       Net operating loss carryforwards...................................      $   102,251    $  191,314
       Alternative minimum tax credit carryforwards.......................               --        10,725
       Net deferred hedge losses..........................................           97,717       291,216
       Asset retirement obligations.......................................           76,509        54,338
       Other..............................................................           99,330        95,073
                                                                                -----------    ----------
         Total deferred tax assets........................................          375,807       642,666
       Valuation allowances...............................................          (94,745)      (95,750)
                                                                                -----------    ----------
         Net deferred tax assets..........................................          281,062       546,916
                                                                                -----------    ----------
     Deferred tax liabilities:
       Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax
         purposes.........................................................        1,232,025     1,053,989
       Other..............................................................          138,272       101,378
                                                                                -----------    ----------
         Total deferred tax liabilities...................................        1,370,297     1,155,367
                                                                                -----------    ----------
     Net deferred tax liability...........................................      $(1,089,235)   $( 608,451)
                                                                                ===========    ==========

     At December 31, 2006, the Company had NOLs in the United States, Canada, South Africa and other African countries for income tax purposes as set forth below, which are available to offset future regular taxable income in each respective tax jurisdiction, if any. Additionally, the Company has alternative minimum tax NOLs ("AMT NOLs") in the United States which are available to reduce future alternative minimum taxable income, if any. These carryforwards expire as follows:

                                         U.S.                         South       Other
                                 --------------------     Canada      Africa     African
       Expiration Date              NOL       AMT NOL       NOL         NOL      NOLs (a)
       ---------------           ---------   ---------   ---------   ---------   ---------
                                                      (in thousands)

       2009...................   $  29,999   $  32,003   $      --   $      --   $      --
       2010...................      49,858      47,854          --          --          --
       2020...................       5,588       5,055          --          --          --
       2021...................          53          --          --          --          --
       2026...................          --          --       6,269          --          --
       Indefinite.............          --          --          --      49,247     118,190
                                 ---------   ---------   ---------   ---------   ---------
                                 $  85,498   $  84,912   $   6,269   $  49,247   $ 118,190
                                 =========   =========   =========   =========   =========

----------

(a) The Company believes that it is more likely than not that these other African NOLs will not offset future taxable income and has provided a valuation allowance against these deferred tax assets.

     The  remaining  $85  million of the U.S.  NOLs and AMT NOLs are  subject to
Section 382 of the Internal Revenue Code and will become available to offset future regular or alternative minimum taxable income over the next four years. During the years ended December 31, 2006, 2005 and 2004, the Company utilized $409.8 million, $311.6 million and $151.1 million of NOLs, respectively.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

     The Company's income tax provision (benefit) attributable to income from discontinued operations consisted of the following for the years ended December 31, 2006, 2005 and 2004:

                                                                  Year Ended December 31,
                                                         --------------------------------------
                                                            2006          2005          2004
                                                         ----------    ----------    ----------
                                                                     (in thousands)
       Current:
         U.S. federal.................................   $  145,622    $    2,437    $       --
         U.S. state and local.........................        1,421           104            --
         Foreign......................................        2,138         4,297         7,723
                                                         ----------     ---------    ----------
                                                            149,181         6,838         7,723
                                                         ----------     ---------    ----------
       Deferred:
         U.S. federal.................................      144,380       153,075        93,243
         U.S. state and local.........................        6,449         6,560         3,996
         Foreign......................................         (154)       42,540        (1,682)
                                                         ----------    ----------    ----------
                                                            150,675       202,175        95,557
                                                         ----------    ----------    ----------
                                                         $  299,856    $  209,013    $  103,280
                                                         ==========    ==========    ==========

NOTE Q.     Income Per Share From Continuing Operations

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

     The following table is a reconciliation of the basic income from continuing operations to diluted income from continuing operations for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)

    Basic income from continuing operations............   $  172,322    $  194,634    $  134,432
    Interest expense on convertible notes, net of tax..        1,903         3,207           802
                                                          ----------    ----------    ----------
    Diluted income from continuing operations..........   $  174,225    $  197,841    $  135,234
                                                          ==========    ==========    ==========

     The following table is a reconciliation of the basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          --------------------------------------
                                                             2006          2005          2004
                                                          ----------    ----------    ----------
                                                                      (in thousands)
       Weighted average common shares outstanding (a):
         Basic..........................................     124,359       137,110      125,156
         Dilutive common stock options (b)..............         747         1,136        1,218
         Restricted stock awards........................         989           844          529
         Convertible notes dilution (c).................       1,513         2,327          585
                                                           ---------     ---------    ---------
         Diluted........................................     127,608       141,417      127,488
                                                           =========     =========    =========

----------

(a) During 2005, the Board approved a share repurchase program authorizing the purchase of up to $1 billion of the Company's common stock, $640.7 million of which was completed in 2005 and $345.3 million of which was completed in 2006.





                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


(b) Common stock options to purchase 30,712 shares of common stock were outstanding but not included in the computations of diluted income per share from continuing operations for 2004 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computation.

(c) During 2006, holders of all of the $100 million of 4 3/4% Senior Convertible Notes exercised their conversion rights.


NOTE R.     Geographic Operating Segment Information

     The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable continuing operations in the United States, Canada, South Africa, Tunisia and Other. Other is primarily comprised of operations in Equatorial Guinea, Gabon and Nigeria.

     During 2006, the Company sold certain oil and gas properties in the deepwater Gulf of Mexico and all of its Argentine assets, which had carrying values of $430.6 million and $658.7 million, respectively, on their dates of sale. During 2005, the Company sold certain Canadian and United States oil and gas properties having carrying values of $58.9 million and $31.4 million, respectively, on their dates of sale. The results of operations of those properties have been reclassified as discontinued operations in accordance with SFAS 144 and, aside from costs incurred for oil and gas activities are excluded from the geographic operating segment information provided below. See Note V for information regarding the Company's discontinued operations.

     The following tables provide the Company's geographic operating segment data required by SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", as well as results of operations of oil and gas producing activities required by SFAS No. 69, "Disclosures about Oil and Gas Producing Activities" as of and for the years ended December 31, 2006, 2005 and 2004. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


                                               United                   South                                          Consolidated
                                               States       Canada      Africa    Tunisia     Other     Headquarters      Total
                                             ----------   ---------   ---------   --------   --------   ------------   ------------
                                                                                (in thousands)
Year ended December 31, 2006:
 Revenues and other income:
  Oil and gas............................... $1,302,029   $ 123,109   $  99,309   $ 57,602   $     --    $        --   $ 1,582,049
  Interest and other........................         --          --          --         --         --         58,723        58,723
  Gain (loss) on disposition of assets,
    net.....................................       (451)         77          --         --         --         (7,517)       (7,891)
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
                                              1,301,578     123,186      99,309     57,602         --         51,206     1,632,881
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Costs and expenses:
  Oil and gas production....................    324,048      49,192      21,795      3,222         --             --       398,257
  Depletion, depreciation and amortization..    276,921      44,990       9,455      4,007         --         24,150       359,523
  Exploration and abandonments..............    172,860      13,948       7,516     14,616     55,205             --       264,145
  General and administrative................         --          --          --         --         --        121,830       121,830
  Accretion of discount on asset
    retirement obligations..................         --          --          --         --         --          4,826         4,826
  Interest..................................         --          --          --         --         --        107,032       107,032
  Hurricane activity, net...................     32,000          --          --         --         --             --        32,000
  Other.....................................         --          --          --         --         --         36,280        36,280
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
                                                805,829     108,130      38,766     21,845     55,205        294,118     1,323,893
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Income (loss) from continuing operations
  before income taxes.......................    495,749      15,056      60,543     35,757    (55,205)      (242,912)      308,988
Income tax benefit (provision)..............   (180,948)     (4,920)    (17,557)   (22,450)        --         89,209      (136,666)
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Income (loss) from continuing operations.... $  314,801   $  10,136   $  42,986   $ 13,307   $(55,205)   $  (153,703)  $   172,322
                                             ==========   =========   =========   ========   ========    ===========   ===========
Costs incurred for oil and gas
  activities (a)............................ $1,184,280   $ 228,664   $ 131,763   $ 46,149   $ 46,756    $    35,767   $ 1,673,379
                                             ==========   =========   =========   ========   ========    ===========   ===========
Year ended December 31, 2005:
 Revenues and other income:
  Oil and gas............................... $1,144,163   $ 114,357   $ 127,470   $ 67,250   $     --    $        --   $ 1,453,240
  Interest and other........................        --           --          --         --         --         31,531        31,531
  Gain (loss) on disposition of assets,
    net.....................................     12,114        (221)         --         --     47,532            402        59,827
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
                                              1,156,277     114,136     127,470     67,250     47,532         31,933     1,544,598
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Costs and expenses:
  Oil and gas production....................    277,297      36,725      28,354      4,063         --             --       346,439
  Depletion, depreciation and amortization..    219,045      31,469      24,494      4,758         --         20,178       299,944
  Impairment of long-lived assets...........         --          --          --         --        644             --           644
  Exploration and abandonments..............     97,126       9,545       1,211     10,898     44,543             --       163,323
  General and administrative................         --          --          --         --         --        114,237       114,237
  Accretion of discount on asset
    retirement obligations..................         --          --          --         --         --          4,209         4,209
  Interest..................................         --          --          --         --         --        126,086       126,086
  Hurricane activity, net...................     39,813          --          --         --         --             --        39,813
  Other.....................................         --          --          --         --         --         99,437        99,437
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
                                                633,281      77,739      54,059     19,719     45,187        364,147     1,194,132
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Income (loss) from continuing operations
  before income taxes.......................    522,996      36,397      73,411     47,531      2,345       (332,214)      350,466
Income tax benefit (provision)..............   (190,894)    (13,285)    (21,289)   (32,422)        --        102,058      (155,832)
                                             ----------   ---------   ---------   --------   --------    -----------   -----------
Income (loss) from continuing operations.... $  332,102   $  23,112   $  52,122   $ 15,109   $  2,345    $  (230,156)  $   194,634
                                             ==========   =========   =========   ========   ========    ===========   ===========
Costs incurred for oil and gas
  activities (a)............................ $  903,390   $ 131,237   $  18,541   $ 21,317   $ 75,411    $   129,640   $ 1,279,536
                                             ==========   =========   =========   ========   ========    ===========   ===========

-----------

(a) Costs incurred for Headquarters represents Argentine cost incurred prior to divestment.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

                                               United                   South                                          Consolidated
                                               States       Canada      Africa    Tunisia     Other     Headquarters      Total
                                             ----------   ---------   ---------   --------   --------   ------------   ------------
                                                                                (in thousands)
Year ended December 31, 2004:
 Revenues and other income:
  Oil and gas............................... $  799,241   $  50,447   $ 129,856   $  33,064  $     --    $       --    $ 1,012,608
  Interest and other........................         --          --          --          --        --         2,157          2,157
  Gain (loss) on disposition of assets,
    net.....................................         51        (252)         --          --        --           240             39
                                             ----------   ---------   ---------   ---------  --------    ----------    -----------
                                                799,292      50,195     129,856      33,064        --         2,397      1,014,804
                                             ----------   ---------   ---------   ---------  --------    ----------    -----------
Costs and expenses:
  Oil and gas production....................    174,583      18,810      28,478       3,032        --            --        224,903
  Depletion, depreciation and amortization..    149,282      22,551      44,091       3,744        --        11,930        231,598
  Impairment of long-lived assets...........         --          --          --          --    39,684            --         39,684
  Exploration and abandonments..............     55,010      19,062         530       2,042    36,727            --        113,371
  General and administrative................         --          --          --          --        --        73,192         73,192
  Accretion of discount on asset
    retirement obligations..................         --          --          --          --        --         4,130          4,130
  Interest..................................         --          --          --          --        --       102,017        102,017
  Other.....................................         --          --          --          --        --        28,398         28,398
                                             ----------   ---------   ---------   ---------  --------    ----------    -----------
                                                378,875      60,423      73,099       8,818    76,411       219,667        817,293
                                             ----------   ---------   ---------   ---------  --------    ----------    -----------
Income (loss) from continuing operations
  before income taxes.......................    420,417     (10,228)     56,757      24,246   (76,411)     (217,270)       197,511
Income tax benefit (provision)..............   (153,452)      3,861     (17,027)    (12,124)       --       115,663        (63,079)
                                             ----------   ---------   ---------   ---------  --------    ----------    -----------
Income (loss) from continuing operations.... $  266,965   $  (6,367)  $  39,730   $  12,122  $(76,411)   $ (101,607)   $   134,432
                                             ==========   =========   =========   =========  ========    ==========    ===========
Costs incurred for oil and gas
  activities (a)............................ $2,876,185   $ 120,626   $   9,473   $  17,015  $ 48,418    $  102,452    $ 3,174,169
                                             ==========   =========   =========   =========  ========    ==========    ===========

-----------

(a) Costs incurred for Headquarters represents Argentine cost incurred prior to divestment.

                                                                     December 31,
                                                       ---------------------------------------
                                                           2006          2005          2004
                                                       -----------   -----------   -----------
                                                                    (in thousands)
     Total Assets:
       United States..............................     $ 6,395,046   $ 5,899,637   $ 5,460,708
       Argentina..................................           2,444       735,191       708,391
       Canada.....................................         547,012       363,773       316,124
       South Africa...............................         176,789        64,071        74,250
       Tunisia....................................          72,142        59,125        37,924
       Other......................................          41,238        47,288        10,899
       Headquarters...............................         120,728       160,149       125,191
                                                       -----------   -----------   -----------
     Total consolidated assets....................     $ 7,355,399   $ 7,329,234   $ 6,733,487
                                                       ===========   ===========   ===========

NOTE S.     Impairment of Oil and Gas Properties

     During October 2004, the Company concluded that a $39.7 million charge for impairment was required under SFAS 144 for its Gabonese Olowi field as development of the discovery was canceled. Due to significant increases in projected field development costs, primarily due to increases in steel costs, the project did not offer competitive returns. The Olowi field was the Company's only Gabonese investment. During 2005, the Company recorded an incremental impairment charge of $644 thousand to eliminate the carrying value of the Company's Gabonese Olowi field.

NOTE T.     Volumetric Production Payments

     During 2005, the Company sold 27.8 MMBOE of proved reserves by means of three VPP agreements for net proceeds of $892.6 million, including the assignment of the Company's obligations under certain derivative hedge

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004



agreements. Proceeds from the VPPs were initially used to reduce outstanding indebtedness. The first VPP sold 58 Bcf of gas volumes over an expected five-year term that began in February 2005. The second VPP sold 10.8 million barrels of oil ("MMBbls") of oil volumes over an expected seven-year term that began in January 2006. The third VPP sold 6.0 Bcf of gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of oil volumes over an expected five-year term that began in January 2006.

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

     The following table provides information about the deferred revenue carrying values of the Company's VPPs:

                                                       Gas          Oil         Total
                                                   ----------   ----------   ----------
                                                               (in thousands)

Deferred revenue at December 31, 2005..........    $  249,323   $  605,515   $  854,838
Less 2006 amortization.........................       (74,235)    (116,092)    (190,327)
                                                   ----------   ----------   ----------
  Deferred revenue at December 31, 2006........    $  175,088   $  489,423   $  664,511
                                                   ==========   ==========   ==========

     The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

                   2007........................     $  181,232
                   2008........................        158,138
                   2009........................        147,906
                   2010........................         90,215
                   2011........................         44,951
                   2012........................         42,069
                                                    ----------
                                                    $  664,511
                                                    ==========

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

     Based on a settlement agreement between the Company and the insurance providers, the Company's recoverable business interruption loss related to Hurricane Ivan was $67.0 million. The Company recorded $7.6 million and $59.4 million of the claims in 2004 and 2005, respectively, in income from discontinued operations in the accompanying Consolidated Statements of Operations.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004


     Fain Plant. During May 2005, the Company sustained damages as a result of a fire at its Fain gas plant in the West Panhandle field. The damages interrupted production from mid-May through mid-July of 2005. The Company maintained business interruption and physical damage insurance coverage for such circumstances. The Company recognized a total of $17.9 million in business interruption recoveries and $4.4 million in physical damage recoveries associated with the Fain gas plant fire. The Company recognized $14.2 million of the business interruption recoveries in 2005 and the remaining $3.7 million in 2006, which is included in other income in the accompanying Consolidated Statements of Operations.

     Hurricanes Katrina and Rita. During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

     The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. During 2006, the Company settled its business interruption claim with its insurance provider for $18.5 million, which is included in income from discontinued operations in the accompanying Consolidated Statements of Operations.

     As a result of Hurricane Rita, the Company's East Cameron facility, located in the Gulf of Mexico shelf, was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. During the fourth quarter of 2006, the Company's application to "reef in-place" a substantial portion of the East Cameron debris was denied. As a result, the Company currently estimates that it will cost approximately $119 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis and fee proposal prepared by a third-party engineering firm for the majority of the work and an estimate by the Company for the remainder. During 2006 and 2005, the Company recorded additional abandonment obligation charges of $75.0 million and $39.8 million, respectively, which amounts are included in hurricane activity, net in the accompanying Consolidated Statements of Operations. The operations to reclaim and abandon the East Cameron facilities began in January 2007 and the Company expects to incur a substantial portion of the costs in 2007.

     The $119 million estimate to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and wellbores. The Company currently believes costs could range from $119 million to $175 million; however, at this point no better estimate than any other amount within the range can be determined, thus the Company has recorded the estimated provision of $119 million.

     The Company has filed a claim with its insurance providers regarding the loss at East Cameron. Under the Company's insurance policies, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) $100 million of well restoration and safety, in total, for all assets per occurrence and (d) $400 million for debris removal coverage for all assets per occurrence.

     In December 2005, the Company received the $14 million of scheduled property value for the East Cameron assets and recognized a gain of $9.7 million associated therewith. The Company received the $4 million of business interruption recoveries in 2006, which is reflected in interest and other income in the accompanying Consolidated Statements of Operations. During the fourth quarter of 2006, the Company recorded estimated insurance recoveries of $43 million, which is reflected in other current assets in the accompanying Consolidated Balance Sheet and in hurricane activity, net in the accompanying Consolidated Statements of Operations, related to the estimated costs for the debris removal portion of the claim as the Company believes that it is probable that it will be successful in asserting coverage under the debris removal part of its insurance coverage. At the present, no recoveries have been reflected related to the well restoration and safety coverages as the Company is working to resolve coverage issues regarding coverage under this section of the insurance policies. Overall, the Company ultimately expects a substantial portion of the loss to be covered by insurance.

                        PIONEER NATURAL RESOURCES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2006, 2005 and 2004

NOTE V.     Discontinued Operations

     During 2005 and 2006, the Company sold its interests in the following significant oil and gas assets:

   Country           Description of Assets          Date Divested     Net Proceeds       Gain
   -------           ---------------------          -------------     ------------     --------
                                                                             (in millions)
   Canada            Martin Creek, Conroy Black
                     and Lookout Butte fields       May 2005          $   197.2        $  138.3

   United States     Two Gulf of Mexico shelf       August 2005       $    59.2        $   27.9
                     fields

   United States     Deepwater Gulf of Mexico       March 2006        $ 1,156.9 (a)    $  726.2
                     fields

   Argentina         Argentine assets               April 2006        $   669.6        $   10.9

-----------

(a) Net proceeds do not reflect the cash payment of $164.3 million for terminated hedges associated with the deepwater Gulf of Mexico assets.

     Pursuant to SFAS 144, the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the years ended December 31, 2006, 2005 and 2004:

                                                                   Year Ended December 31,
                                                          ---------------------------------------
                                                             2006          2005          2004
                                                          ----------    -----------    ----------
                                                                      (in thousands)
  Revenues and other income:
    Oil and gas........................................   $  199,317    $   806,347    $  820,055
    Interest and other.................................       23,217         65,519        11,918
    Gain on disposition of assets (a)..................      733,259        166,088            --
                                                          ----------    -----------    ----------
                                                             955,793      1,037,954       831,973
                                                          ----------    -----------    ----------
  Costs and expenses:
    Oil and gas production.............................       31,323        116,638       120,601
    Depletion, depreciation and amortization (a).......       37,327        279,286       343,277
    Exploration and abandonments (a)...................        7,327         63,855        68,318
    General and administrative.........................        9,266         10,486         7,336
    Accretion of discount on asset retirement
      obligations (a)..................................          804          3,668         4,080
    Interest...........................................          460          1,700         1,370
    Other..............................................        2,021         13,374         5,289
                                                          ----------    -----------    ----------
                                                              88,528        489,007       550,271
                                                          ----------    -----------    ----------
  Income from discontinued operations before
    income taxes.......................................      867,265        548,947       281,702
  Income tax provision:
    Current............................................      149,181          6,838         7,723
    Deferred (a).......................................      150,675        202,175        95,557
                                                          ----------    -----------    ----------
  Income from discontinued operations..................   $  567,409    $   339,934    $  178,422
                                                          ==========    ===========    ==========

----------

(a) Represents the significant noncash components of discontinued operations included in the Company's Consolidated Statements of Cash Flows.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

Capitalized Costs

                                                                              December 31,
                                                                      ---------------------------
                                                                          2006            2005
                                                                      ------------    ------------
                                                                             (in thousands)
    Oil and gas properties:
     Proved........................................................   $  7,967,708    $  8,499,253
     Unproved......................................................        210,344         313,881
                                                                      ------------    ------------
     Capitalized costs for oil and gas properties..................      8,178,052       8,813,134
     Less accumulated depletion, depreciation and amortization.....     (1,895,408)     (2,577,946)
                                                                      ------------    ------------
     Net capitalized costs for oil and gas properties..............   $  6,282,644    $  6,235,188
                                                                      ============    ============

Costs Incurred for Oil and Gas Producing Activities (a)

                                                     Property
                                                 Acquisition Costs                                     Total
                                                --------------------    Exploration   Development      Costs
                                                Proved      Unproved       Costs         Costs       Incurred
                                              ----------   ---------    -----------   -----------   -----------
                                                                       (in thousands)
 Year Ended December 31, 2006:
  United States...........................    $   78,318   $ 109,321    $  296,301    $   700,340   $ 1,184,280
  Argentina...............................            --           2        10,223         25,542        35,767
  Canada..................................            --      19,932       103,245        105,487       228,664
  South Africa............................            --          --           288        131,475       131,763
  Tunisia.................................            --       5,000        40,813            336        46,149
  Other...................................            --      10,584        36,172             --        46,756
                                              ----------   ---------    ----------    -----------   -----------
  Total...................................    $   78,318   $ 144,839    $  487,042    $   963,180   $ 1,673,379
                                              ==========   =========    ==========    ===========   ===========
 Year Ended December 31, 2005:
  United States...........................    $  170,827   $  60,731    $  217,723        454,109   $   903,390
  Argentina...............................            --         512        36,878         92,250       129,640
  Canada..................................         2,593       7,344        43,437         77,863       131,237
  South Africa............................            --         259           755         17,527        18,541
  Tunisia.................................            --          --        18,395          2,922        21,317
  Other...................................            --      30,664        44,456            291        75,411
                                              ----------   ---------    ----------    -----------   -----------
  Total...................................    $  173,420   $  99,510    $  361,644    $   644,962   $ 1,279,536
                                              ==========   =========    ==========    ===========   ===========
 Year Ended December 31, 2004:
  United States...........................    $2,220,813   $ 301,856    $  127,338    $   226,178   $ 2,876,185
  Argentina...............................            --          --        49,745         52,707       102,452
  Canada..................................        50,542      20,921        33,406         15,757       120,626
  South Africa............................            --          --           737          8,736         9,473
  Tunisia.................................            --       6,558         5,761          4,696        17,015
  Other...................................            --      11,680        26,434         10,304        48,418
                                              ----------   ---------    ----------    -----------   -----------
  Total...................................    $2,271,355   $ 341,015    $  243,421    $   318,378   $ 3,174,169
                                              ==========   =========    ==========    ===========   ===========

----------

     (a) The costs incurred for oil and gas producing activities includes the following amounts of asset retirement obligations:

                                               Year Ended December 31,
                                        ------------------------------------
                                           2006         2005         2004
                                        ----------   ----------   ----------
                                                   (in thousands)

Proved property acquisition costs.      $      981   $    3,183   $   10,488
Exploration costs.................           3,376           --            --
Development costs.................          41,111       16,055        4,591
                                        ----------   ----------   ----------
     Total........................      $   45,468   $   19,238   $   15,079
                                        ==========   ==========   ==========

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

Results of Operations

     Information about the Company's results of operations for oil and gas producing activities by geographic operating segment is presented in Note R of the accompanying Notes to Consolidated Financial Statements.

Reserve Quantity Information

     The estimates of the Company's proved oil and gas reserves as of December 31, 2006, 2005 and 2004, which are located in the United States, Argentina, Canada, South Africa and Tunisia, were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions with no provision for price and cost escalations except by contractual arrangements. The Company reports all reserves held under production sharing arrangements and concessions utilizing the "economic interest" method, which excludes the host country's share of proved reserves. Estimated quantities for production sharing arrangements reported under the "economic interest" method are subject to fluctuations in the prices of oil and gas and recoverable operating expenses and capital costs. If costs remain stable, reserve quantities attributable to recovery of costs will change inversely to changes in commodity prices. The reserve estimates as of December 31, 2006, 2005 and 2004 utilized respective oil prices of $60.54, $59.62 and $41.96 per Bbl (reflecting adjustments for oil quality), respective NGL prices of $29.82, $36.34 and $29.12 per Bbl, and respective gas prices of $5.13, $6.36 and $4.76 per Mcf (reflecting adjustments for Btu content, gas processing and shrinkage).

     Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that proved reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.

     The following table provides a rollforward of total proved reserves by geographic area and in total for the years ended December 31, 2006, 2005 and 2004, as well as proved developed reserves by geographic area and in total as of the beginning and end of each respective year. Oil and NGL volumes are expressed in MBbls, gas volumes are expressed in MMcf and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

                                                                    Year Ended December 31,
                                ---------------------------------------------------------------------------------------------------
                                             2006                            2005                                2004
                                -----------------------------   -------------------------------   ---------------------------------
                                 Oil &                            Oil &                             Oil &
                                 NGLs       Gas                   NGLs        Gas                   NGLs        Gas
                                (MBbls)   (MMcf)(a)     MBOE     (MBbls)   (MMcf)(a)      MBOE     (MBbls)   (MMcf)(a)      MBOE
                               --------   ---------   --------   -------   ---------   ---------   -------   ----------   ---------
 Total Proved Reserves:
 UNITED STATES
 Balance, January 1..........  385,771    2,750,856    844,247   363,257   3,000,335     863,313   362,751    1,553,976     621,747
 Revisions of previous
 estimates...................   (7,467)     (10,664)    (9,244)   (5,471)   (141,473)    (29,049)    4,671       25,764       8,965
 Purchases of
 minerals-in-place...........   41,825       52,308     50,543    65,800      83,179      79,663    11,803    1,571,053     273,646
 Extensions and discoveries..   11,948      136,712     34,733       225     103,616      17,494     1,017       56,690      10,465
 Production (b)..............  (14,091)    (134,445)   (36,499)  (16,311)   (197,391)    (49,210)  (16,974)    (200,598)    (50,407)
 Sales of minerals-in-place..  (11,261)    (108,806)   (29,395)  (21,729)    (97,410)    (37,964)      (11)      (6,550)     (1,103)
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ----------
 Balance, December 31........  406,725    2,685,961    854,385   385,771   2,750,856     844,247   363,257    3,000,335     863,313
 ARGENTINA
 Balance, January 1..........   34,024      404,323    101,411    33,168     560,374     126,564    33,469      549,856     125,112
 Revisions of previous
 estimates...................     (306)      (2,043)      (646)    2,060    (137,640)    (20,881)   (3,040)     (61,483)    (13,287)
 Extensions and discoveries..      135        4,576        898     2,334      31,606       7,602     6,428      116,526      25,849
 Production (b)..............   (1,072)     (16,025)    (3,743)   (3,538)    (50,017)    (11,874)   (3,689)     (44,525)    (11,110)
 Sales of minerals-in-place..  (32,781)    (390,831)   (97,920)       --          --          --        --           --          --
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........       --           --         --    34,024     404,323     101,411    33,168      560,374     126,564
 CANADA
 Balance, January 1..........    2,423      130,514     24,175     4,095     119,869      24,073     2,407       93,829      18,045
 Revisions of previous
 estimates...................     (159)      (7,953)    (1,485)      434      15,887       3,082       710        8,580       2,140
 Purchases of
 minerals-in-place...........       --           --         --        --         292          49       823       22,127       4,511
 Extensions and discoveries..      217       66,801     11,351       652      55,130       9,840       541       10,656       2,317
 Production (b)..............     (282)     (15,853)    (2,924)     (311)    (15,665)     (2,922)     (386)     (15,323)     (2,940)
 Sales of minerals-in-place..       --           --         --    (2,447)    (44,999)     (9,947)       --           --          --
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........    2,199      173,509     31,117     2,423     130,514      24,175     4,095      119,869      24,073
 SOUTH AFRICA
 Balance, January 1..........    3,055       60,395     13,121     3,419          --       3,419     5,546           --       5,546
 Revisions of previous
 estimates...................    1,521          116      1,541       694          --         694     1,302           --       1,302
 Extensions and discoveries..       --           --         --     1,347      60,395      11,413        --           --          --
 Production (b)..............   (1,506)          --     (1,506)   (2,405)         --      (2,405)   (3,429)          --      (3,429)
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........    3,070       60,511     13,156     3,055      60,395      13,121     3,419           --       3,419
 TUNISIA
 Balance, January 1..........    3,769           --      3,769     4,852          --       4,852     2,018           --       2,018
 Revisions of previous
 estimates...................    1,579           59      1,588      (510)         --        (510)    3,177           --       3,177
 Extensions and discoveries..      500        8,223      1,870       696          --         696       502           --         502
 Production (b)..............     (871)        (436)      (943)   (1,269)         --      (1,269)     (845)          --        (845)
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........    4,977        7,846      6,284     3,769          --       3,769     4,852           --       4,852
 GABON
 Balance, January 1..........       --           --         --        --          --          --    16,590           --      16,590
 Revisions of previous
 estimates...................       --           --         --        --          --          --   (16,590)          --     (16,590)
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........       --           --         --        --          --          --        --           --          --
 TOTAL
 Balance, January 1..........  429,042    3,346,088    986,723   408,791   3,680,578   1,022,221   422,781    2,197,661     789,058
 Revisions of previous
 estimates...................   (4,832)     (20,485)    (8,246)   (2,793)   (263,226)    (46,664)   (9,770)     (27,139)    (14,293)
 Purchases of
 minerals-in-place...........   41,825       52,308     50,543    65,800      83,471      79,712    12,626    1,593,180     278,157
 Extensions and discoveries..   12,800      216,312     48,852     5,254     250,747      47,045     8,488      183,872      39,133
 Production (b)..............                                    (23,834)   (263,073)    (67,680)              (260,446)    (68,731)
                               (17,822)    (166,759)   (45,615)                                    (25,323)
 Sales of minerals-in-place..  (44,042)    (499,637)  (127,315)  (24,176)   (142,409)    (47,911)      (11)      (6,550)     (1,103)
                               -------    ---------    -------   -------   ---------   ---------   -------    ---------   ---------
 Balance, December 31........  416,971    2,927,827    904,942   429,042   3,346,088     986,723   408,791    3,680,578   1,022,221
                               =======    =========    =======   =======   =========   =========   =======    =========   =========

----------

(a) The proved gas reserves as of December 31, 2006, 2005 and 2004 include 316,528 MMcf, 306,303 MMcf and 271,667 MMcf, respectively, of gas that will be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point.

(b) Production for 2006, 2005 and 2004 includes approximately 17,364 MMcf, 14,452 MMcf and 9,605 MMcf of field fuel, respectively. Also, for 2006, 2005 and 2004, production includes 6,811 MBOE, 28,273 MBOE and 33,136 MBOE of production associated with discontinued operations. See Note V for additional information.

                                      111

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

                                                                   Year Ended December 31,
                                 -----------------------------------------------------------------------------------------------
                                              2006                           2005                              2004
                                 ------------------------------   -----------------------------   ------------------------------
                                    Oil &                           Oil &                           Oil &
                                    NGLs        Gas                 NGLs        Gas                 NGLs       Gas
                                   (MBbls)     (MMcf)      MBOE    (MBbls)     (MMcf)     MBOE     (MBbls)    (MMcf)      MBOE
                                 ---------   ---------   -------   -------   ---------   -------   -------   ---------   -------
 Proved Developed Reserves:
  United States................    210,680   1,875,866   523,324   223,749   2,045,275   564,628   209,349   1,202,264   409,727
  Argentina....................     20,844     282,815    67,980    20,565     320,616    74,001    21,149     352,660    79,926
  Canada.......................      2,202      99,025    18,706     3,849     107,547    21,773     2,312      86,500    16,728
  South Africa.................      1,708          --     1,708     3,419          --     3,419     5,546          --     5,546
  Tunisia......................      3,769          --     3,769     4,852          --     4,852     1,271          --     1,271
                                   -------   ---------   -------   -------   ---------   -------   -------   ---------   -------
 Balance, January 1............    239,203   2,257,706   615,487   256,434   2,473,438   668,673   239,627   1,641,424   513,198
                                   =======   =========   =======   =======   =========   =======   =======   =========   =======

  United States................    211,814   1,805,974   512,809   210,680   1,875,866   523,324   223,749   2,045,275   564,628
  Argentina....................         --          --        --    20,844     282,815    67,980    20,565     320,616    74,001
  Canada.......................      2,053     117,672    21,665     2,202      99,025    18,706     3,849     107,547    21,773
  South Africa.................      1,822          --     1,822     1,708          --     1,708     3,419          --     3,419
  Tunisia......................      4,977       7,846     6,285     3,769          --     3,769     4,852          --     4,852
                                   -------   ---------   -------   -------   ---------   -------   -------   ---------   -------
 Balance, December 31..........    220,666   1,931,492   542,581   239,203   2,257,706   615,487   256,434   2,473,438   668,673
                                   =======   =========   =======   =======   =========   =======   =======   =========   =======

Standardized Measure of Discounted Future Net Cash Flows

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, discounted using a rate of ten percent per year to reflect the estimated timing of the future cash flows. Future income taxes are calculated by comparing undiscounted future cash flows to the tax basis of oil and gas properties plus available carryforwards and credits and applying the current tax rates to the difference. The discounted future cash flow estimates do not include the effects of the Company's commodity hedging contracts. Utilizing December 31, 2006 commodity prices held constant over each hedge contract's term, the net present value of the Company's hedge obligations, less associated estimated income taxes and discounted at ten percent, was a liability of approximately $82 million at December 31, 2006.

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

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

     The following tables provide the standardized measure of discounted future cash flows by geographic area and in total for the years ended December 31, 2006, 2005 and 2004, as well as a roll forward in total for each respective year:

                                                                                 December 31,
                                                                -----------------------------------------
                                                                    2006            2005          2004
                                                                ------------   ------------   -----------
                                                                              (in thousands)
    UNITED STATES
    Oil and gas producing activities:
     Future cash inflows....................................    $ 32,162,975   $ 37,171,750   $28,373,520
     Future production costs................................     (10,605,170)   (10,911,204)   (8,232,530)
     Future development costs...............................      (3,746,920)    (2,757,072)   (1,829,937)
     Future income tax expense..............................      (5,695,788)    (7,552,644)   (5,612,935)
                                                                ------------   ------------   -----------
                                                                  12,115,097     15,950,830    12,698,118
     10% annual discount factor.............................      (7,925,926)    (9,872,066)   (7,116,815)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $  4,189,171   $  6,078,764   $ 5,581,303
                                                                ============   ============   ===========
    ARGENTINA
    Oil and gas producing activities:
     Future cash inflows....................................    $         --   $  2,256,468   $ 1,747,737
     Future production costs................................              --       (366,362)     (289,742)
     Future development costs...............................              --       (353,182)     (234,309)
     Future income tax expense..............................              --       (282,661)     (221,733)
                                                                ------------   ------------   -----------
                                                                          --      1,254,263     1,001,953
     10% annual discount factor.............................              --       (446,366)     (354,661)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $         --   $    807,897   $   647,292
                                                                ============   ============   ===========
    CANADA
    Oil and gas producing activities:
     Future cash inflows....................................    $  1,054,264   $  1,062,258   $   889,940
     Future production costs................................        (399,248)      (404,891)     (286,197)
     Future development costs...............................        (115,721)       (46,312)      (40,023)
     Future income tax expense..............................         (69,693)      (166,333)      (96,431)
                                                                ------------   ------------   -----------
                                                                     469,602        444,722       467,289
     10% annual discount factor.............................        (200,313)      (190,655)     (190,822)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $    269,289   $    254,067   $   276,467
                                                                ============   ============   ===========
    SOUTH AFRICA
    Oil and gas producing activities:
     Future cash inflows....................................    $    509,081   $    503,499   $   140,059
     Future production costs................................         (82,989)       (56,987)      (61,845)
     Future development costs...............................        (165,318)      (248,005)      (13,252)
     Future income tax expense..............................         (58,870)       (18,510)           --
                                                                ------------   ------------   -----------
                                                                     201,904        179,997        64,962
     10% annual discount factor.............................         (58,182)       (70,453)       (2,150)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $    143,722   $    109,544   $    62,812
                                                                ============   ============   ===========
    TUNISIA
    Oil and gas producing activities:
     Future cash inflows....................................    $    329,773   $    214,982   $   193,032
     Future production costs................................         (47,116)        (9,164)      (13,536)
     Future development costs...............................         (16,265)        (2,700)       (1,245)
     Future income tax expense..............................        (148,361)      (121,675)      (81,680)
                                                                ------------   ------------   -----------
                                                                     118,031         81,443        96,571
     10% annual discount factor.............................         (31,224)       (34,818)      (21,370)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $     86,807   $     46,625   $    75,201
                                                                ============   ============   ===========
    TOTAL
    Oil and gas producing activities:
     Future cash inflows....................................    $ 34,056,093   $ 41,208,957   $31,344,288
     Future production costs................................     (11,134,523)   (11,748,608)   (8,883,850)
     Future development costs (a)...........................      (4,044,224)    (3,407,271)   (2,118,766)
     Future income tax expense..............................      (5,972,712)    (8,141,823)   (6,012,779)
                                                                ------------   ------------   -----------
                                                                  12,904,634     17,911,255    14,328,893
     10% annual discount factor.............................      (8,215,645)   (10,614,358)   (7,685,818)
                                                                ------------   ------------   -----------
    Standardized measure of discounted future cash flows....    $  4,688,989   $  7,296,897   $ 6,643,075
                                                                ============   ============   ===========

---------

(a) Includes $324.1 million, $357.5 million and $258.1 million of undiscounted future asset retirement expenditures estimated as of December 31, 2006, 2005 and 2004, respectively, using current estimates of future abandonment costs. See Note L for corresponding information regarding the Company's discounted asset retirement obligations.

                        PIONEER NATURAL RESOURCES COMPANY

                       UNAUDITED SUPPLEMENTARY INFORMATION
                  Years Ended December 31, 2006, 2005 and 2004

Changes in Standardized Measure of Discounted Future Net Cash Flows

                                                                       Year Ended December 31,
                                                             ------------------------------------------
                                                                 2006           2005            2004
                                                             ------------   ------------   ------------
                                                                           (in thousands)

 Oil and gas sales, net of production costs.............     $ (1,516,503)  $ (2,227,267)  $ (1,719,990)
 Net changes in prices and production costs.............       (1,921,270)     3,932,683       2,082,706
 Extensions and discoveries.............................          413,200        459,251         302,794
 Development costs incurred during the period...........          672,572        446,978         249,890
 Sales of  minerals-in-place............................       (1,926,423)    (1,492,864)        (14,222)
 Purchases of minerals-in-place.........................          280,475        645,315       2,058,195
 Revisions of estimated future development costs........       (1,041,343)      (907,229)       (447,828)
 Revisions of previous quantity estimates...............          (38,837)      (595,873)        140,950
 Accretion of discount..................................          895,455        908,047         644,238
 Changes in production rates, timing and other..........          486,328         78,880        (167,400)
                                                             ------------   ------------   -------------
 Change in present value of future net revenues.........       (3,696,346)     1,247,921       3,129,333
 Net change in present value of future income taxes.....        1,088,438       (594,099)     (1,069,511)
                                                             ------------   ------------   -------------
                                                               (2,607,908)       653,822       2,059,822
 Balance, beginning of year.............................        7,296,897      6,643,075       4,583,253
                                                             ------------   ------------   -------------
 Balance, end of year...................................     $  4,688,989   $  7,296,897   $   6,643,075
                                                             ============   ============   =============

Selected Quarterly Financial Results

     The following table provides selected quarterly financial results for the years ended December 31, 2006 and 2005:

                                                                         Quarter
                                                      ---------------------------------------------
                                                        First       Second      Third      Fourth
                                                      ---------   ---------   ---------   ---------
                                                          (in thousands, except per share data)
 Year ended December 31, 2006:
  Oil and gas revenues............................... $ 379,468   $ 407,570   $ 418,106   $ 376,905
  Total revenues..................................... $ 396,506   $ 413,908   $ 432,627   $ 389,840
  Total costs and expenses........................... $ 376,756   $ 297,815   $ 312,031   $ 337,291
  Net income......................................... $ 543,207   $  88,039   $  80,799   $  27,686
  Net income per share:
   Basic............................................. $    4.28   $     .70   $     .65   $     .23
   Diluted........................................... $    4.28   $     .69   $     .64   $     .22
 Year ended December 31, 2005:
  Oil and gas revenues............................... $ 323,826   $ 320,337   $ 389,679   $ 419,398
  Total revenues..................................... $ 327,988   $ 332,477   $ 397,938   $ 486,195
  Total costs and expenses........................... $ 278,355   $ 256,363   $ 318,988   $ 340,426
  Net income......................................... $  84,657   $ 185,559   $ 123,573   $ 140,779
  Net income per share:
   Basic............................................. $     .59   $    1.32   $     .90   $    1.11
   Diluted........................................... $     .58   $    1.28   $     .88   $    1.08

     During March and April 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico and its Argentine assets, respectively. During May and August 2005, the Company sold certain Canadian and United States Gulf of Mexico shelf assets, respectively. These divestitures qualified as discontinued operations pursuant to SFAS 144. In accordance with SFAS 144, the Company reclassified the results of operations and gains on the sales of the divested assets from continuing operations to discontinued operations in the Company's consolidated statements of operations. See Note V of Notes to Consolidated Financial Statements for additional information regarding these divestitures that gave rise to the adjustments in the tables above.

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

     As of December 31, 2006, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control -- Integrated Framework", issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

     Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting".

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
          ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Pioneer Natural Resources Company:

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Pioneer Natural Resources Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 19, 2007 expressed an unqualified opinion thereon.

                                                               Ernst & Young LLP

Dallas, Texas
February 19, 2007

ITEM 9B.     OTHER INFORMATION

     None

                                    PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required in response to this item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2007 and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required in response to this item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2007 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

     The following table summarizes information about the Company's equity compensation plans as of December 31, 2006:

                                                                                                     Number of Securities
                                                                                                   Remaining Available for
                                                                                                    Future Issuance Under
                                              Number of Securities to                             Equity Compensation Plans
                                              be Issued Upon Exercise      Weighted Average         (Excluding Securities
                                                   of Outstanding          Exercise Price of          Reflected in First
                                                    Options (a)           Outstanding Options            Column) (b)
                                              -----------------------     -------------------     -------------------------
   Equity compensation plans approved by
     security holders (c):
     Pioneer Natural Resources Company:
       2006 Long-Term Incentive Plan.......                  --               $         --                 4,525,451
       Long-Term Incentive Plan............           1,464,609               $      20.99                        --
       Employee Stock Purchase Plan........                  --               $         --                   469,527
     Predecessor plans.....................             136,886               $      14.39                        --
                                                   ------------                                         ------------
                                                      1,601,495                                            4,994,978
                                                   ============                                         ============

----------

(a) There are no outstanding warrants or equity rights awarded under the Company's equity compensation plans. The securities do not include restricted stock awarded under the Company's previous Long-Term Incentive Plan and the 2006 Long-Term Incentive Plan (the "Plan").

(b) In May 2006, the stockholders of the Company approved the Plan, which provides for the issuance of up to 4.6 million shares of common stock. No additional awards may be made under the prior Long-Term Incentive Plan. The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the original authorized issuance of 750,000 shares less 280,473 cumulative shares issued through December 31, 2006. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of each of the Company's equity compensation plans.

(c) All equity compensation plans have been approved by security holders.

     The remaining information required in response to this item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2007 and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
             INDEPENDENCE

     The information required in response to this item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2007 and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required in response to this item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2007 and is incorporated herein by reference.

                                     PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Listing of Financial Statements

Financial Statements

     The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

Report of Independent Registered Pubic Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Unaudited Supplementary Information

(b)  Exhibits

     The exhibits to this Report required to be filed pursuant to Item 15(c) are listed below and in the "Index to Exhibits" attached hereto.

(c)  Financial Statement Schedules

     No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

Exhibits

 Exhibit
 Number                            Description
--------       ----------------------------------------------------------------
   2.1    --   Purchase and Sale Agreement by and between  Pioneer as Seller and
               Marubeni    Offshore   Production   (USA)   Inc.   as   Purchaser
               (incorporated  by  reference  to  Exhibit  2.1  to  the Company's
               Current Report on Form 8-K,  File No. 1-13245, filed with the SEC on February 28, 2006).
   3.1    --   Amended and Restated  Certificate of Incorporation of the Company
               (incorporated  by  reference  to  Exhibit  3.1 to  the  Company's
               Registration   Statement  on  Form  S-4,  dated  June  27,  1997,
               Registration No. 333-26951).
   3.2    --   Amended and  Restated   Bylaws of  the Company  (incorporated  by
               reference to Exhibit 3.1 to  the Company's Current Report on Form
               8-K, dated November 17, 2006, File No. 1-13245).
   4.1    --   Form of Certificate of Common Stock, par value $.01 per share, of the  Company  (incorporated by  reference to  Exhibit  4.1 to the
               Company's  Registration  Statement  on Form S-4,  dated  June 27,
               1997, Registration No. 333-26951).
   4.2    --   Rights  Agreement  dated July 24, 2001,  between  the Company and
               Continental  Stock  Transfer &  Trust  Company,  as  Rights Agent
               (incorporated  by  reference  to  Exhibit  4.1 to  the  Company's
               Registration Statement on Form 8-A, File  No. 1-13245, filed with the SEC on July 24, 2001).
   4.3    --   Amendment No. 1 to  Rights  Agreement, dated  as of May 22, 2006,
               between  the  Company   and  Continental  Stock  Transfer & Trust
               Company (incorporated  by  reference to  Exhibit 4.2 to Amendment
               No. 1 the Company's  Registration  Statement on Form 8-A/A,  File
               No. 1-13245, filed with the SEC on May 23, 2006).
   4.4    --   Certificate  of  Designation  of  Series A  Junior  Participating
               Preferred  Stock  (incorporated  by  reference  to  Exhibit  A to
               Exhibit 4.1 to the Company's  Registration Statement on Form 8-A,
               File No. 1-13245, filed with the SEC on July 24, 2001).
   4.5    --   Indenture  dated April 12, 1995,  between  Pioneer USA (successor to Parker & Parsley  Petroleum Company  ("Parker & Parsley")) and
               The Chase  Manhattan  Bank  (National  Association),  as  trustee
               (incorporated by  reference  to Exhibit 4.1 to Parker & Parsley's
               Current  Report  on  Form 8-K,  dated  April 12,  1995,  File No.
               1-10695).
   4.6    --   First  Supplemental  Indenture dated as of August 7, 1997,  among
               Parker & Parsley,  The Chase  Manhattan  Bank,  as  trustee,  and
               Pioneer USA, with respect  to the indenture  identified  above as
               Exhibit  4.5  (incorporated  by reference to  Exhibit 10.5 to the
               Company's  Quarterly  Report on  Form 10-Q for the  quarter ended
               September 30, 1997, File No. 1-13245).
   4.7    --   Second  Supplemental  Indenture  dated as of December  30,  1997, among Pioneer USA, Pioneer NewSub1, Inc. and The Chase  Manhattan
               Bank,  as  trustee,  with  respect  to the  indenture  identified
               above as  Exhibit  4.5   (incorporated  by  reference to  Exhibit
               10.17 to  the  Company's  Current  Report on  Form 8-K,  File No.
               1-13245, filed with the SEC on January 2, 1998).
   4.8    --   Third  Supplemental  Indenture  dated  as  of  December 30, 1997, among  Pioneer  NewSub1,  Inc.  (as  successor  to  Pioneer USA),
               Pioneer DebtCo,  Inc. and The  Chase Manhattan Bank,  as trustee, with respect  to the indenture  identified  above as  Exhibit 4.5
               (incorporated by  reference  to Exhibit  10.18 to the   Company's
               Current  Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).
   4.9    --   Fourth  Supplemental  Indenture  dated  as of  December 30, 1997, among  Pioneer  DebtCo,  Inc. (as  successor to  Pioneer NewSub1,
               Inc., as successor to Pioneer USA), the Company,  Pioneer USA and
               The  Chase  Manhattan  Bank,  as  trustee,  with  respect  to the indenture  identified  above  as  Exhibit  4.5  (incorporated  by reference to  Exhibit 10.19 to the  Company's  Current  Report on
               Form 8-K, File No.  1-13245,  filed  with the  SEC on  January 2,
               1998).
  4.10    --   Indenture dated  January 13,  1998,  between  the Company and The
               Bank of  New York,  as  trustee  (incorporated  by  reference  to
               Exhibit 99.1 to the Company's and Pioneer USA's Current Report on
               Form 8-K,  File No.  1-13245,  filed with  the SEC on January 14,
               1998).
  4.11    --   First  Supplemental Indenture dated as of January 13, 1998, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of  New York,  as trustee,  with  respect  to  the indenture identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 99.2 to the Company's and Pioneer USA's Current Report on
               Form 8-K, File No.  1-13245,  filed with the SEC on January 14,
               1998).
  4.12    --   Second  Supplemental  Indenture dated as of April 11, 2000, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13245).

  4.13    --   Third Supplemental  Indenture dated  as of  April 30, 2002, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of New York,  as  trustee,  with  respect  to the  indenture identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 10.4 to the  Company's  Quarterly Report on Form 10-Q for
               the quarter ended March 31, 2002, File No. 1-13245).
  4.14    --   Fourth  Supplemental  Indenture dated  as of July 15, 2004, among the Company and The Bank of New York, as trustee, with respect to the indenture  identified above as  Exhibit 4.10 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
               8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
  4.15    --   Fifth Supplemental Indenture dated as of July 15, 2004, among the
               Company, Pioneer USA, as the subsidiary  guarantor,  and The Bank
               of  New  York,  as  trustee,  with  respect   to  the   indenture
               identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 99.2 to the  Company's Current  Report on  Form 8-K, File
               No. 1-13245, filed with the SEC on July 19, 2004).
  4.16    --   Sixth Supplemental Indenture, dated as of  May 1, 2006, among the
               Company, Pioneer  Natural Resources USA, Inc. and The Bank of New
               York  Trust  Company,   N.A.,  as  Trustee,  with  respect to the
               indenture  identified  above  as  Exhibit  4.10  (incorporated by reference to Exhibit 4.1 to the Company's Current Report  on Form
               8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
  4.17    --   Indenture  dated  as of  March  10,  2004,  among  Evergreen  and
               Wachovia Bank,  National  Association,  as  trustee,  relating to
               Evergreen's   5.875%   Senior   Subordinated   Notes   due   2012
               (incorporated   by  reference  to  Exhibit  4.1  to   Evergreen's
               Quarterly  Report on Form 10-Q for the quarter  ended   March 31,
               2004, File No. 1-13171, filed with the SEC on May 10, 2004).
  4.18    --   First Supplemental  Indenture  dated  as of  September 28,  2004,
               among  Pioneer  Evergreen  Properties,   LLC  (as   successor  to
               Evergreen)  and Wachovia  Bank, National Association, as trustee, with respect to the  indenture  identified  above as Exhibit 4.17
               (incorporated  by  reference to  Exhibit  4.5 to  the   Company's
               Current Report on Form 8-K, File No.  1-13245, filed with the SEC on October 1, 2004).
  4.19    --   Second  Supplemental  Indenture  dated  as of September 30, 2004,
               among  Pioneer  Debt  Sub,  LLC  and  Wachovia   Bank,   National
               Association, as trustee, with respect to the indenture identified above as Exhibit 4.17  (incorporated  by reference to Exhibit 4.3 to the  Company's  Current  Report on Form 8-K, File No. 1-13245,
               filed with the SEC on November 5, 2004).
  4.20    --   Third  Supplemental  Indenture  dated  as of September  30, 2004, among the Company and  Wachovia Bank,  National  Association,  as
               trustee,  with  respect  to  the  indenture  identified  above as
               Exhibit 4.17  (incorporated by  reference to  Exhibit 4.15 to the
               Company's Current  Report on Form 8-K,  File  No. 1-13245,  filed with the SEC on November 5, 2004).
  4.21    --   Fourth Supplemental Indenture dated as of November 1, 2004, among the  Company,  Pioneer  USA,  as  guarantor,  and  Wachovia Bank,
               National  Association,  as trustee, with respect to the indenture identified  above as Exhibit 4.17 (incorporated  by  reference to
               Exhibit 4.5 to the Company's Current Report on Form 8-K, File No.
               1-13245, filed with the SEC on November 5, 2004).
  4.22    --   Fifth  Supplemental  Indenture,  dated as of  September 16, 2005, among the Company, Pioneer USA, as Guarantor, and Wachovia  Bank,
               National  Association, as Trustee,  with respect to the indenture identified  above as Exhibit 4.17  (incorporated  by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K, File No.
               1-13245,  filed with the SEC on September 21, 2005).
  10.1H     -- 1996 Incentive Plan of Mesa (incorporated by reference to Exhibit
               10.28 to the  Company's Registration Statement on Form S-4, dated
               June 27, 1997, Registration No. 333-26951).
  10.2H     -- The Company's Long-Term Incentive Plan (incorporated by reference to  Exhibit 4.1 to the  Company's  Registration Statement on Form
               S-8, Registration No. 333-35087, filed with  the SEC on September
               8, 1997).
  10.3H     -- First  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of  November 23, 1998  (incorporated by reference to
               Exhibit 10.72 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1999, File No. 1-13245).
  10.4H     -- Second  Amendment  to  the  Company's  Long-Term  Incentive Plan,
               effective  as  of  May 20,  1999  (incorporated  by  reference to
               Exhibit 10.73 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1999, File No. 1-13245).
  10.5H     -- Third  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of February 17, 2000 (incorporated by reference to Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13245).

  10.6H     -- Fourth  Amendment  to the  Company's  Long-Term  Incentive  Plan,
               effective as of  November 20, 2003 (incorporated by  reference to
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.7H     -- Fifth  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective  as of  May  12,  2004  (incorporated by  reference  to
               Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.8H     -- Sixth  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of December 17, 2004  (incorporated by  reference to
               Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.9H     -- Form of Restricted  Stock Award Agreement  with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.10H     -- Form of  Omnibus  Nonstatutory  Stock  Option  Agreement for Non-
               employee Directors with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit
               10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.11H     -- Form of  Omnibus Nonstatutory  Stock Option  Agreement for Option
               Award Participants with respect to grants under the Company's Long-Term Incentive Plan (Group 1) (incorporated by reference to
               Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.12H     -- Form  of   Restricted  Stock  Unit   Agreement  for  Non-employee
               Directors with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13245).
 10.13H     -- Pioneer Natural  Resources Company Employee  Stock Purchase Plan,
               as amended and restated effective December 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 14,
               2005).
 10.14H     -- The Company's Executive  Deferred Compensation  Plan, Amended and
               Restated Effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.15G (a) -- Amendment No. 1 to the Company's Executive Deferred  Compensation
               Plan,  effective as of January 1, 2007.
 10.16H     -- Pioneer  USA 401(k)  and  Matching  Plan,  Amended  and  Restated
               Effective  as of  January 1, 2002  (incorporated by  reference to
               Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13245).
 10.17H     -- First Amendment to the  Company's Pioneer  Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.18H     -- Second Amendment to  the Company's Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective April 16, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.19H     -- Third Amendment  to the Company's  Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective June 16, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.20H     -- Fourth Amendment to the  Company's Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective December 24, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.21H     -- Fifth Amendment to the  Company's Pioneer Natural  Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective September 28, 2004 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).

 10.22      -- Amended and Restated  5-Year  Revolving Credit Agreement dated as of  September 30, 2005 among the Company,  as Borrower,  JPMorgan
               Chase Bank,  N.A.  as  Administrative  Agent  and  certain  other lenders  (incorporated  by  reference  to  Exhibit  99.1  to  the
               Company's Current  Report on  Form 8-K,  File No. 1-13245,  filed with the SEC on October 4, 2005).
 10.23      -- Non-Competition  Agreement dated  October 29,  2004, between  the
               Company and Mark S. Sexton (incorporated  by reference to Exhibit
               10.1  to  the  Company's  Current  Report  on Form 8-K, File  No.
               1-13245, filed with the SEC on November 4, 2004).
 10.24      -- Production  Payment  Purchase  and  Sale  Agreement  dated  as of
               January 26, 2005 among the Company,  as the Seller,  and  Royalty
               Acquisition  Company,  LLC, as the Buyer (related to Hugoton gas)
               (incorporated  by  reference  to  Exhibit 99.2  to the  Company's
               Current  Report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
 10.25      -- Production  Payment  Purchase  and  Sale Agreement  dated  as  of
               January 26,  2005 among  the Company, as the Seller,  and Royalty
               Acquisition Company, LLC, as the Buyer (related to Spraberry oil)
               (incorporated  by  reference  to  Exhibit 99.3  to the  Company's
               Current  Report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
 10.26      -- Production Payment Purchase and Sale  Agreement dated as of April
               19, 2005 among the Company,  as the Seller,  and Wolfcamp Oil and
               Gas Trust,  as the Buyer  (incorporated by  reference to  Exhibit
               99.2  to the  Company's  Current  Report  on  Form 8-K,  File No.
               1-13245,  filed with the SEC on April 21, 2005).
 10.27H     -- 2000 Stock Incentive Plan of Evergreen (incorporated by reference to Exhibit 4.4  to the  Company's  Registration Statement on Form
               S-8, File  No. 333-119355, filed  with the  SEC on  September 29,
               2004).
 10.28H     -- Indemnification  Agreement dated  November 15, 2006,  between the
               Company  and  Scott  D.  Sheffield,  together  with  a   schedule
               identifying other substantially identical  agreements between the
               Company  and each  of its  non-employee  directors and  executive officers identified  on the schedule and identifying the material differences  between  each  of  those  agreements  and the  filed
               Indemnification  Agreement (incorporated by reference to  Exhibit
               10.1  to the  Company's  Current  Report  on  Form 8-K,  File No.
               1-13245, filed with the SEC on November 17, 2006).
 10.29H     -- Severance Agreement  dated  August 16, 2005,  between the Company and  Scott D. Sheffield,  together  with a  schedule  identifying other substantially identical  agreements between the Company and each of its  executive  officers  identified on  the schedule and identifying  the  material  differences  between  each  of  those agreements and  the filed  Severance  Agreement  (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form
               8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
 10.30H     -- Severance Agreement  dated December 12, 2005, between the Company and William F. Hannes  (incorporated by reference to Exhibit 10.2 to the  Company's  Current Report on  Form 8-K, File No. 1-13245,
               filed with the SEC on December 14, 2005).
 10.31H     -- Change in  Control Agreement,  dated August 16, 2005, between the
               Company  and  Scott  D.  Sheffield,   together  with  a  schedule
               identifying other substantially  identical agreements between the
               Company  and each  of its  executive  officers  identified on the schedule and identifying the material differences between each of those  agreements  and  the  filed  Change  in Control  Agreement
               (incorporated  by reference  to  Exhibit  10.3  to the  Company's
               Current Report on  Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
 10.32H     -- Change in Control  Agreement, dated  August 10, 2005, between the
               Company  and  William F. Hannes  (incorporated  by  reference  to
               Exhibit 10.38 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 2005, File No. 1-13245).
 10.33    --   Pioneer Natural Resources  Company 2006  Long-Term Incentive Plan
               (incorporated  by  reference to  Exhibit 10.1  to  the  Company's
               Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on May 9, 2006).
 10.34    --   Form of  restricted stock unit  Award Agreement  for non-employee directors with respect to grants under the  Company's 2006  Long-
               Term  Incentive  Plan,   together  with  a  schedule  identifying
               substantially  identical  agreements between the Company and each of  its non-employee  directors  identified  on the  schedule and identifying  the  material  differences  between  each  of  those
               agreements  and   the  filed  Award  Agreement  (incorporated  by
               reference to Exhibit 10.2 to the Company's Current Report on Form
               8-K, File No. 1-13245, filed with the SEC on May 9, 2006).
  14.1    --   Code of Business Conduct and Ethics (incorporated by reference to
               Annex D of the Company's Schedule 14A Definitive Proxy Statement,
               File No. 1-13245, filed with the SEC on April 7, 2003).

21.1 (a)  --   Subsidiaries of the registrant.
23.1 (a)  --   Consent of Ernst & Young LLP.
23.2 (a)  --   Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)  --   Chief Executive  Officer  certification under  Section 302 of the
               Sarbanes-Oxley Act of 2002.
31.2 (a)  --   Chief  Financial Officer certification  under Section  302 of the
               Sarbanes-Oxley Act of 2002.
32.1 (b)  --   Chief Executive  Officer  certification under Section 906 of  the
               Sarbanes-Oxley Act of 2002.
32.2 (b)  --   Chief  Financial Officer certification  under Section  906 of the
               Sarbanes-Oxley Act of 2002.
--------------

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

                                              PIONEER NATURAL RESOURCES COMPANY
  Date: February 19, 2007
                                        By:   /s/  Scott D. Sheffield
                                              ---------------------------------
                                              Scott D. Sheffield,
                                              Chairman of the Board and Chief
                                              Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                      Date
        ---------                          -----                      ----
/s/  Scott D. Sheffield       Chairman of the Board and Chief  February 19, 2007
---------------------------   Executive Officer
Scott D. Sheffield            (principal executive officer)

/s/  Richard P. Dealy         Executive Vice President and     February 19, 2007
---------------------------   Chief Financial Officer
Richard P. Dealy              (principal financial officer)

/s/  Darin G. Holderness      Vice President and Chief         February 19, 2007
---------------------------   Accounting Officer
Darin G. Holderness           (principal accounting officer)

/s/  James R. Baroffio        Director                         February 19, 2007
---------------------------
James R. Baroffio

/s/  Edison C. Buchanan       Director                         February 19, 2007
---------------------------
Edison C. Buchanan

/s/  R. Hartwell Gardner      Director                         February 19, 2007
---------------------------
R. Hartwell Gardner

/s/  Linda K. Lawson          Director                         February 19, 2007
---------------------------
Linda K. Lawson

/s/  Andrew D. Lundquist      Director                         February 19, 2007
---------------------------
Andrew D. Lundquist

/s/  Charles E. Ramsey, Jr.   Director                         February 19, 2007
---------------------------
Charles E. Ramsey, Jr.

/s/  Frank A. Risch           Director                         February 19, 2007
---------------------------
Frank A. Risch

                              Director
---------------------------
Mark S. Sexton

/s/  Robert A. Solberg        Director                         February 19, 2007
---------------------------
Robert A. Solberg

/s/  Jim A. Watson            Director                         February 19, 2007
---------------------------
Jim A. Watson


                                  Exhibit Index
                                  -------------

 Exhibit
 Number                            Description
--------       ----------------------------------------------------------------
   2.1    --   Purchase and Sale Agreement by and between  Pioneer as Seller and
               Marubeni    Offshore   Production   (USA)   Inc.   as   Purchaser
               (incorporated  by  reference  to  Exhibit  2.1  to  the Company's
               Current Report on Form 8-K,  File No. 1-13245, filed with the SEC on February 28, 2006).
   3.1    --   Amended and Restated  Certificate of Incorporation of the Company
               (incorporated  by  reference  to  Exhibit  3.1 to  the  Company's
               Registration   Statement  on  Form  S-4,  dated  June  27,  1997,
               Registration No. 333-26951).
   3.2    --   Amended and  Restated   Bylaws of  the Company  (incorporated  by
               reference to Exhibit 3.1 to  the Company's Current Report on Form
               8-K, dated November 17, 2006, File No. 1-13245).
   4.1    --   Form of Certificate of Common Stock, par value $.01 per share, of the  Company  (incorporated by  reference to  Exhibit  4.1 to the
               Company's  Registration  Statement  on Form S-4,  dated  June 27,
               1997, Registration No. 333-26951).
   4.2    --   Rights  Agreement  dated July 24, 2001,  between  the Company and
               Continental  Stock  Transfer &  Trust  Company,  as  Rights Agent
               (incorporated  by  reference  to  Exhibit  4.1 to  the  Company's
               Registration Statement on Form 8-A, File  No. 1-13245, filed with the SEC on July 24, 2001).
   4.3    --   Amendment No. 1 to  Rights  Agreement, dated  as of May 22, 2006,
               between  the  Company   and  Continental  Stock  Transfer & Trust
               Company (incorporated  by  reference to  Exhibit 4.2 to Amendment
               No. 1 the Company's  Registration  Statement on Form 8-A/A,  File
               No. 1-13245, filed with the SEC on May 23, 2006).
   4.4    --   Certificate  of  Designation  of  Series A  Junior  Participating
               Preferred  Stock  (incorporated  by  reference  to  Exhibit  A to
               Exhibit 4.1 to the Company's  Registration Statement on Form 8-A,
               File No. 1-13245, filed with the SEC on July 24, 2001).
   4.5    --   Indenture  dated April 12, 1995,  between  Pioneer USA (successor to Parker & Parsley  Petroleum Company  ("Parker & Parsley")) and
               The Chase  Manhattan  Bank  (National  Association),  as  trustee
               (incorporated by  reference  to Exhibit 4.1 to Parker & Parsley's
               Current  Report  on  Form 8-K,  dated  April 12,  1995,  File No.
               1-10695).
   4.6    --   First  Supplemental  Indenture dated as of August 7, 1997,  among
               Parker & Parsley,  The Chase  Manhattan  Bank,  as  trustee,  and
               Pioneer USA, with respect  to the indenture  identified  above as
               Exhibit  4.5  (incorporated  by reference to  Exhibit 10.5 to the
               Company's  Quarterly  Report on  Form 10-Q for the  quarter ended
               September 30, 1997, File No. 1-13245).
   4.7    --   Second  Supplemental  Indenture  dated as of December  30,  1997, among Pioneer USA, Pioneer NewSub1, Inc. and The Chase  Manhattan
               Bank,  as  trustee,  with  respect  to the  indenture  identified
               above as  Exhibit  4.5   (incorporated  by  reference to  Exhibit
               10.17 to  the  Company's  Current  Report on  Form 8-K,  File No.
               1-13245, filed with the SEC on January 2, 1998).
   4.8    --   Third  Supplemental  Indenture  dated  as  of  December 30, 1997, among  Pioneer  NewSub1,  Inc.  (as  successor  to  Pioneer USA),
               Pioneer DebtCo,  Inc. and The  Chase Manhattan Bank,  as trustee, with respect  to the indenture  identified  above as  Exhibit 4.5
               (incorporated by  reference  to Exhibit  10.18 to the   Company's
               Current  Report on Form 8-K, File No. 1-13245, filed with the SEC on January 2, 1998).
   4.9    --   Fourth  Supplemental  Indenture  dated  as of  December 30, 1997, among  Pioneer  DebtCo,  Inc. (as  successor to  Pioneer NewSub1,
               Inc., as successor to Pioneer USA), the Company,  Pioneer USA and
               The  Chase  Manhattan  Bank,  as  trustee,  with  respect  to the indenture  identified  above  as  Exhibit  4.5  (incorporated  by reference to  Exhibit 10.19 to the  Company's  Current  Report on
               Form 8-K, File No.  1-13245,  filed  with the  SEC on  January 2,
               1998).
  4.10    --   Indenture dated  January 13,  1998,  between  the Company and The
               Bank of  New York,  as  trustee  (incorporated  by  reference  to
               Exhibit 99.1 to the Company's and Pioneer USA's Current Report on
               Form 8-K,  File No.  1-13245,  filed with  the SEC on January 14,
               1998).
  4.11    --   First  Supplemental Indenture dated as of January 13, 1998, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on
               Form 8-K, File No.  1-13245,  filed with the SEC on January 14,
               1998).

  4.12    --   Second  Supplemental  Indenture dated as of April 11, 2000, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of  New York,  as trustee,  with  respect  to  the indenture identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 10.1 to the  Company's Quarterly Report on Form 10-Q for
               the quarter ended March 31, 2000, File No. 1-13245).
  4.13    --   Third Supplemental  Indenture dated  as of  April 30, 2002, among the Company,  Pioneer USA, as the subsidiary  guarantor,  and The
               Bank of New York,  as  trustee,  with  respect  to the  indenture identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 10.4 to the  Company's  Quarterly Report on Form 10-Q for
               the quarter ended March 31, 2002, File No. 1-13245).
  4.14    --   Fourth  Supplemental  Indenture dated  as of July 15, 2004, among the Company and The Bank of New York, as trustee, with respect to the indenture  identified above as  Exhibit 4.10 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form
               8-K, File No. 1-13245, filed with the SEC on July 19, 2004).
  4.15    --   Fifth Supplemental Indenture dated as of July 15, 2004, among the
               Company, Pioneer USA, as the subsidiary  guarantor,  and The Bank
               of  New  York,  as  trustee,  with  respect   to  the   indenture
               identified  above as Exhibit 4.10  (incorporated  by reference to
               Exhibit 99.2 to the  Company's Current  Report on  Form 8-K, File
               No. 1-13245, filed with the SEC on July 19, 2004).
  4.16    --   Sixth Supplemental Indenture, dated as of  May 1, 2006, among the
               Company, Pioneer  Natural Resources USA, Inc. and The Bank of New
               York  Trust  Company,   N.A.,  as  Trustee,  with  respect to the
               indenture  identified  above  as  Exhibit  4.10  (incorporated by reference to Exhibit 4.1 to the Company's Current Report  on Form
               8-K, File No. 1-13245, filed with the SEC on May 4, 2006).
  4.17    --   Indenture  dated  as of  March  10,  2004,  among  Evergreen  and
               Wachovia Bank,  National  Association,  as  trustee,  relating to
               Evergreen's   5.875%   Senior   Subordinated   Notes   due   2012
               (incorporated   by  reference  to  Exhibit  4.1  to   Evergreen's
               Quarterly  Report on Form 10-Q for the quarter  ended   March 31,
               2004, File No. 1-13171, filed with the SEC on May 10, 2004).
  4.18    --   First Supplemental  Indenture  dated  as of  September 28,  2004,
               among  Pioneer  Evergreen  Properties,   LLC  (as   successor  to
               Evergreen)  and Wachovia  Bank, National Association, as trustee, with respect to the  indenture  identified  above as Exhibit 4.17
               (incorporated  by  reference to  Exhibit  4.5 to  the   Company's
               Current Report on Form 8-K, File No.  1-13245, filed with the SEC on October 1, 2004).
  4.19    --   Second  Supplemental  Indenture  dated  as of September 30, 2004,
               among  Pioneer  Debt  Sub,  LLC  and  Wachovia   Bank,   National
               Association, as trustee, with respect to the indenture identified above as Exhibit 4.17  (incorporated  by reference to Exhibit 4.3 to the  Company's  Current  Report on Form 8-K, File No. 1-13245,
               filed with the SEC on November 5, 2004).
  4.20    --   Third  Supplemental  Indenture  dated  as of September  30, 2004, among the Company and  Wachovia Bank,  National  Association,  as
               trustee,  with  respect  to  the  indenture  identified  above as
               Exhibit 4.17  (incorporated by  reference to  Exhibit 4.15 to the
               Company's Current  Report on Form 8-K,  File  No. 1-13245,  filed with the SEC on November 5, 2004).
  4.21    --   Fourth Supplemental Indenture dated as of November 1, 2004, among the  Company,  Pioneer  USA,  as  guarantor,  and  Wachovia Bank,
               National  Association,  as trustee, with respect to the indenture identified  above as Exhibit 4.17 (incorporated  by  reference to
               Exhibit 4.5 to the Company's Current Report on Form 8-K, File No.
               1-13245, filed with the SEC on November 5, 2004).
  4.22    --   Fifth  Supplemental  Indenture,  dated as of  September 16, 2005, among the Company, Pioneer USA, as Guarantor, and Wachovia  Bank,
               National  Association, as Trustee,  with respect to the indenture identified  above as Exhibit 4.17  (incorporated  by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K, File No.
               1-13245,  filed with the SEC on September 21, 2005).
  10.1H     -- 1996 Incentive Plan of Mesa (incorporated by reference to Exhibit
               10.28 to the  Company's Registration Statement on Form S-4, dated
               June 27, 1997, Registration No. 333-26951).
  10.2H     -- The Company's Long-Term Incentive Plan (incorporated by reference to  Exhibit 4.1 to the  Company's  Registration Statement on Form
               S-8, Registration No. 333-35087, filed with  the SEC on September
               8, 1997).
  10.3H     -- First  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of November 23, 1998 (incorporated by reference to Exhibit 10.72 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13245).

  10.4H     -- Second  Amendment  to  the  Company's  Long-Term  Incentive Plan,
               effective  as  of  May 20,  1999  (incorporated  by  reference to
               Exhibit 10.73 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13245).
  10.5H     -- Third  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of  February 17,  2000 (incorporated by reference to
               Exhibit 10.76 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-13245).
  10.6H     -- Fourth  Amendment  to the  Company's  Long-Term  Incentive  Plan,
               effective as of  November 20, 2003 (incorporated by  reference to
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.7H     -- Fifth  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective  as of  May  12,  2004  (incorporated by  reference  to
               Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.8H     -- Sixth  Amendment  to  the  Company's  Long-Term  Incentive  Plan,
               effective as of December 17, 2004  (incorporated by  reference to
               Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
  10.9H     -- Form of Restricted  Stock Award Agreement  with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.10H     -- Form of  Omnibus  Nonstatutory  Stock  Option  Agreement for Non-
               employee Directors with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit
               10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.11H     -- Form of  Omnibus Nonstatutory  Stock Option  Agreement for Option
               Award Participants with respect to grants under the Company's Long-Term Incentive Plan (Group 1) (incorporated by reference to
               Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.12H     -- Form  of   Restricted  Stock  Unit   Agreement  for  Non-employee
               Directors with respect to grants under the Company's Long-Term Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13245).
 10.13H     -- Pioneer Natural  Resources Company Employee  Stock Purchase Plan,
               as amended and restated effective December 9, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 14,
               2005).
 10.14H     -- The Company's Executive  Deferred Compensation  Plan, Amended and
               Restated Effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.15G (a) -- Amendment No. 1 to the Company's Executive Deferred  Compensation
               Plan,  effective as of January 1, 2007.
 10.16H     -- Pioneer  USA 401(k)  and  Matching  Plan,  Amended  and  Restated
               Effective  as of  January 1, 2002  (incorporated by  reference to
               Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-13245).
 10.17H     -- First Amendment to the  Company's Pioneer  Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective January 10, 2003 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.18H     -- Second Amendment to  the Company's Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective April 16, 2003 (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.19H     -- Third Amendment  to the Company's  Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective June 16, 2003 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).

 10.20H     -- Fourth Amendment to the  Company's Pioneer Natural Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective December 24, 2003 (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.21H     -- Fifth Amendment to the  Company's Pioneer Natural  Resources USA,
               Inc. 401(k) and Matching Plan (Amended and Restated Effective as of January 1, 2002), effective September 28, 2004 (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245, filed with the SEC on May 6, 2005).
 10.22      -- Amended and Restated  5-Year  Revolving Credit Agreement dated as of September 30, 2005 among the Company, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and certain other lenders (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on October 4, 2005).
 10.23      -- Non-Competition  Agreement dated  October 29,  2004, between  the
               Company and Mark S. Sexton (incorporated  by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 4, 2004).
 10.24      -- Production  Payment  Purchase  and  Sale  Agreement  dated  as of
               January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Hugoton gas) (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
 10.25      -- Production  Payment  Purchase  and  Sale Agreement  dated  as  of
               January 26, 2005 among the Company, as the Seller, and Royalty Acquisition Company, LLC, as the Buyer (related to Spraberry oil) (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 1, 2005).
 10.26      -- Production Payment Purchase and Sale  Agreement dated as of April
               19, 2005 among the Company, as the Seller, and Wolfcamp Oil and Gas Trust, as the Buyer (incorporated by reference to Exhibit
               99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 21, 2005).
 10.27H     -- 2000 Stock Incentive Plan of Evergreen (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8, File No. 333-119355, filed with the SEC on September 29,
               2004).
 10.28H     -- Indemnification  Agreement dated  November 15, 2006,  between the
               Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors and executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 17, 2006).
 10.29H     -- Severance Agreement  dated  August 16, 2005,  between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
 10.30H     -- Severance Agreement  dated December 12, 2005, between the Company and William F. Hannes (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 14, 2005).
 10.31H     -- Change in  Control Agreement,  dated August 16, 2005, between the
               Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement
               (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on August 17, 2005).
 10.32H     -- Change in Control  Agreement, dated  August 10, 2005, between the
               Company  and  William F. Hannes  (incorporated  by  reference  to
               Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-13245).

 10.33    --   Pioneer Natural Resources  Company 2006  Long-Term Incentive Plan
               (incorporated  by  reference to  Exhibit 10.1  to  the  Company's
               Current Report on Form 8-K, File No. 1-13245,  filed with the SEC on May 9, 2006).
 10.34    --   Form of  restricted stock unit  Award Agreement  for non-employee directors with respect to grants under the  Company's 2006  Long-
               Term  Incentive  Plan,   together  with  a  schedule  identifying
               substantially  identical  agreements between the Company and each of  its non-employee  directors  identified  on the  schedule and identifying  the  material  differences  between  each  of  those
               agreements  and   the  filed  Award  Agreement  (incorporated  by
               reference to Exhibit 10.2 to the Company's Current Report on Form
               8-K, File No. 1-13245, filed with the SEC on May 9, 2006).
  14.1    --   Code of Business Conduct and Ethics (incorporated by reference to
               Annex D of the Company's Schedule 14A Definitive Proxy Statement,
               File No. 1-13245, filed with the SEC on April 7, 2003).
21.1 (a)  --   Subsidiaries of the registrant.
23.1 (a)  --   Consent of Ernst & Young LLP.
23.2 (a)  --   Consent of Netherland, Sewell & Associates, Inc.
31.1 (a)  --   Chief Executive  Officer  certification under  Section 302 of the
               Sarbanes-Oxley Act of 2002.
31.2 (a)  --   Chief  Financial Officer certification  under Section  302 of the
               Sarbanes-Oxley Act of 2002.
32.1 (b)  --   Chief Executive  Officer  certification under Section 906 of  the
               Sarbanes-Oxley Act of 2002.
32.2 (b)  --   Chief  Financial Officer certification  under Section  906 of the
               Sarbanes-Oxley Act of 2002.
--------------

(a) Filed herewith.
(b) Furnished herewith.
H Executive Compensation Plan or Arrangement previously filed pursuant to Item 15(b).
G   Executive Compensation Plan or Arrangement filed herewith pursuant to
    Item 15(b).