Form 10-Q
period 2007-03-31
PIONEER NATURAL RESOURCES CO
filed 2007-05-09
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

(972) 444-9001
(Registrant's telephone number, including area code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of May 4, 2007	123,443,862

PIONEER NATURAL RESOURCES COMPANY

Cautionary Statement Concerning Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q (the "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate," or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.
•	"Bcf" means one billion cubic feet.
•

"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

•	"BOEPD" means BOE per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	"CBM" means coal bed methane.
•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBbl" means one million Bbls.
•	"MMBOE" means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcfpd" means one million cubic feet per day.
•	"NGL" means natural gas liquid.
•	"NYMEX" means the New York Mercantile Exchange.
•	"Pioneer" or "the Company" means Pioneer Natural Resources Company and its subsidiaries.
•

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

i           Reservoirs are considered proved if economic producibility is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

ii     Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

iii    Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

•	"SEC" means the United States Securities and Exchange Commission.
•	"VPP" means volumetric production payment.
•	"U.S." means United States.
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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,350	$7,033
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,294 and $6,999 as of March 31, 2007 and December 31, 2006, respectively	211,571	195,534
Due from affiliates	2,813	3,837
Income taxes receivable	12,135	24,693
Inventories	95,654	95,131
Prepaid expenses	10,353	11,509
Deferred income taxes	93,202	82,927
Other current assets:
Derivatives	22,480	63,665
Other	52,256	52,229
Total current assets	513,814	536,558
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	8,427,587	7,967,708
Unproved properties	209,880	210,344
Accumulated depletion, depreciation and amortization	(1,983,181)	(1,895,408)
Total property, plant and equipment	6,654,286	6,282,644
Deferred income taxes	2,261	345
Goodwill	309,869	309,908
Other property and equipment, net	135,444	131,840
Other assets:
Derivatives	935	4,333
Other, net of allowance for doubtful accounts of $4,038 and $4,045 as of March 31, 2007 and December 31, 2006, respectively	83,708	89,771
	$7,700,317	$7,355,399

The financial information included as of March 31, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$386,985	$332,795
Due to affiliates	5,424	17,025
Interest payable	27,538	31,008
Income taxes payable	19,679	12,865
Other current liabilities:
Derivatives	134,299	141,898
Deferred revenue	175,676	181,232
Other	182,768	170,156
Total current liabilities	932,369	886,979

Long-term debt	1,859,255	1,497,162
Derivatives	92,734	125,459
Deferred income taxes	1,193,070	1,172,507
Deferred revenue	443,801	483,279
Other liabilities and minority interests	196,308	205,342
Stockholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 123,209,194 and 122,686,073 shares issued at March 31, 2007 and December 31, 2006, respectively	1,232	1,227
Additional paid-in capital	2,663,290	2,654,047
Treasury stock, at cost: 1,867,328 and 1,183,909 shares at March 31, 2007 and
December 31, 2006, respectively	(79,154)	(53,274)
Retained earnings	507,798	497,488
Accumulated other comprehensive income (loss):
Net deferred hedge losses, net of tax	(165,950)	(167,220)
Cumulative translation adjustment	55,564	52,403
Total stockholders’ equity	2,982,780	2,984,671
Commitments and contingencies
	$7,700,317	$7,355,399

The financial information included as of March 31, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues and other income:
Oil and gas	$391,918	$379,468
Interest and other	13,916	13,111
Gain (loss) on disposition of assets, net	260	(73)
	406,094	392,506
Costs and expenses:
Oil and gas production	104,413	94,683
Depletion, depreciation and amortization	92,138	82,406
Exploration and abandonments	76,372	82,642
General and administrative	34,444	32,247
Accretion of discount on asset retirement obligations	2,058	1,148
Interest	28,494	36,576
Hurricane activity, net	13,548	38,000
Other	8,413	5,054
	359,880	372,756

Income from continuing operations	46,214	19,750
Income tax provision	(15,919)	(20,717)
Income (loss) from continuing operations	30,295	(967)
Income (loss) from discontinued operations, net of tax	(702)	544,174
Net income	$29,593	$543,207

Basic earnings per share:
Income (loss) from continuing operations	$0.25	$(0.01)
Income (loss) from discontinued operations, net of tax	(0.01)	4.29
Net income	$0.24	$4.28

Diluted earnings per share:
Income (loss) from continuing operations	$0.25	$(0.01)
Income (loss) from discontinued operations, net of tax	(0.01)	4.29
Net income	$0.24	$4.28

Weighted average shares outstanding:
Basic	121,523	126,944
Diluted	122,794	126,944

Dividends declared per share	$0.13	$0.12

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except dividends per share)

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Net Deferred Hedge Losses, Net of Tax	Cumulative Translation Adjustment	Total Stockholders' Equity
Balance as of January 1, 2007	121,502	$1,227	$2,654,047	$(53,274)	$497,488	$(167,220)	$52,403	$2,984,671

Dividends declared ($.13 per share)	—	—	—	—	(16,095)	—	—	(16,095)
Exercise of long-term incentive plan stock options	127	—	—	5,557	(3,188)	—	—	2,369
Purchase of treasury stock	(811)	—	—	(31,437)	—	—	—	(31,437)
Tax benefits related to stock-based compensation	—	—	1,510	—	—	—	—	1,510
Compensation costs:
Compensation awards	524	5	(5)	—	—	—	—	—
Compensation costs included in net income	—	—	7,738	—	—	—	—	7,738
Net income	—	—	—	—	29,593	—	—	29,593
Other comprehensive income (loss):
Net hedging activity, net of tax:
Net deferred hedge losses	—	—	—	—	—	(11,075)	—	(11,075)
Net hedge losses included in continuing
operations	—	—	—	—	—	12,345	—	12,345
Translation adjustment	—	—	—	—	—	—	3,161	3,161

Balance as of March 31, 2007	121,342	$1,232	$2,663,290	$(79,154)	$507,798	$(165,950)	$55,564	$2,982,780

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$29,593	$543,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	92,138	82,406
Exploration expenses, including dry holes	46,965	52,582
Hurricane activity	19,000	42,000
Deferred income taxes	10,766	16,961
Loss (gain) on disposition of assets, net	(260)	73
Accretion of discount on asset retirement obligations	2,058	1,148
Discontinued operations	(2,106)	(539,653)
Interest expense	4,726	3,047
Commodity hedge related activity	5,899	508
Amortization of stock-based compensation	7,738	7,486
Amortization of deferred revenue	(45,034)	(47,949)
Other noncash items	(6,277)	2,699
Change in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(15,227)	126,028
Income taxes receivable	12,558	(119)
Inventories	1,989	(20,131)
Prepaid expenses	1,156	(12,264)
Other current assets, net	212	9,548
Accounts payable	(24,590)	(77,655)
Interest payable	(3,470)	(19,100)
Income taxes payable	6,814	134,051
Other current liabilities	(14,651)	13,365
Net cash provided by operating activities	129,997	318,238
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	4,765	963,191
Additions to oil and gas properties	(438,647)	(334,888)
Additions to other assets and other property and equipment, net	(13,573)	(6,548)
Net cash provided by (used in) investing activities	(447,455)	621,755
Cash flows from financing activities:
Borrowings under long-term debt	722,000	364,271
Principal payments on long-term debt	(361,555)	(1,264,271)
Payment of other liabilities	(5,755)	(16,430)
Exercise of long-term incentive plan stock options	2,369	1,922
Purchase of treasury stock	(31,437)	(1,981)
Excess tax benefits from share-based payment arrangements	1,540	1,015
Payment of financing fees	(3,519)	—
Net cash provided by (used in) financing activities	323,643	(915,474)

Net increase in cash and cash equivalents	6,185	24,519
Effect of exchange rate changes on cash and cash equivalents	132	(339)
Cash and cash equivalents, beginning of period	7,033	18,802
Cash and cash equivalents, end of period	$13,350	$42,982

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net income	$29,593	$543,207
Other comprehensive income:
Net hedge activity, net of tax:
Net deferred hedge gains (losses)	(11,075)	41,902
Net hedge losses included in continuing operations	12,345	36,584
Net hedge losses included in discontinued operations	—	126,272
Translation adjustment	3,161	(2,235)
Other comprehensive income	4,431	202,523
Comprehensive income	$34,024	$745,730

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE A.	Organization and Nature of Operations

Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.	Basis of Presentation

Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Discontinued operations. During 2006, the Company sold its interests in the following oil and gas asset groups:

Country	Description of Assets	Date Divested

United States	Deepwater Gulf of Mexico fields	March 2006

Argentina	Argentine assets	April 2006

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. See Note N for additional information regarding discontinued operations.

Inventories. Inventories were comprised of $93.3 million and $93.7 million of materials and supplies and $2.4 million and $1.4 million of commodities as of March 31, 2007 and December 31, 2006, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. Any valuation reductions to inventory are reflected as a loss on disposition of assets in the Consolidated Statements of Operations. As of March 31, 2007 and December 31, 2006, the Company's materials and supplies inventory was net of $3.2 million and $4.2 million, respectively, of valuation reserve allowances.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States and Nigeria. Associated therewith, the Company has recognized minority interests in consolidated subsidiaries of $10.8 million and $14.4 million in other liabilities and minority interests in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006, respectively.

Minority interests in the net losses of the Company's consolidated Nigerian subsidiary amounting to $2.3 million and $2.9 million for the three-month periods ended March 31, 2007 and 2006, respectively, are included in interest and other income in the Consolidated Statements of Operations. Minority interests in the net income of the Company's consolidated United States subsidiaries amounting to $692 thousand and $885 thousand for the three-month periods ended March 31, 2007 and 2006, respectively, are included in other expense in the Consolidated Statements of Operations.

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") to account for stock-based compensation. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is being recognized in the Company's financial statements over the vesting period. The Company utilizes (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) stock price on the date of grant for the fair value of restricted stock awards and (c) the Monte Carlo simulation method for the fair value of performance unit awards. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock options. Prior period financial statements have not been restated. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

For the three months ended March 31, 2007 and 2006, the Company recorded $7.7 million and $7.5 million of stock-based compensation costs for all plans, respectively. The impact to net income of adopting SFAS 123(R) was $634 thousand for the three months ended March 31, 2006, or less than $.01 per diluted share. For the three months ended March 31, 2006, the adoption impact is comprised of $492 thousand of compensation expense associated with stock options and $142 thousand of compensation expense associated with the Company's Employee Stock Purchase Plan.

Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the Consolidated Balance Sheets at March 31, 2007 and December 31, 2006, do not include 2,049,608 shares and 1,946,211 shares, respectively, related to unvested restricted stock awards. During the three months ended March 31, 2007, the Company issued 566,969 shares of restricted stock awards, net of associated forfeitures.

As of March 31, 2007, there was approximately $62.7 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock and performance unit awards. This compensation will be recognized over the remaining vesting periods, which on a weighted average basis, is approximately one year and eight months.

Reclassifications. Certain reclassifications have been made to the 2006 amounts in order to conform with the 2007 presentation. Specifically, (a) the Company reduced its exploration and abandonments expense by $42.0 million and interest and other income by $4.0 million for the quarter ended March 31, 2006, which represents reclassification of abandonment costs and insurance recoveries for the Company's East Cameron facility destroyed by Hurricane Rita to hurricane activity, net expense in the Consolidated Statements of Operations, (b) the Company reclassified the aforementioned $42 million of East Cameron abandonment charge from exploration and abandonments to hurricane activity within net cash flows from operating activities in the Consolidated Statements of Cash Flows, (c) $15.9 million of unfunded check issuances were reclassified from changes in accounts payable in net cash flows from operating activities to payment of other liabilities in net cash flows from financing activities within the Consolidated Statements of Cash Flows and (d) $1.0 million of excess tax benefits from share-based payment arrangements were reclassified from other noncash items in net cash flows from operating activities to financing activities within the Consolidated Statements of Cash Flows.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

New accounting pronouncements. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note D for additional information regarding the Company’s adoption of FIN 48.

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

The following table reflects the Company's capitalized exploratory well activity during the three months ended March 31, 2007:

Three months ended
March 31, 2007
(in thousands)
Beginning capitalized exploratory well costs	$265,053
Additions to exploratory well costs pending the
determination of proved reserves	112,840
Reclassification due to determination of proved reserves	(38,905)
Exploratory well costs charged to exploration expense	(44,111)

Ending capitalized exploratory well costs	$294,877

The following table provides an aging as of March 31, 2007 and December 31, 2006 of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

	March 31,	December31,
	2007	2006
	(in thousands, except well counts)

Capitalized exploratory well costs that have been capitalized:
One year or less	$109,637	$126,749
Greater than one year	185,240	138,304
	$294,877	$265,053

Number of projects with exploratory well costs that have been
capitalized for a period greater than one year	10	14

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

The following table provides the capitalized costs of exploration projects that have been suspended for more than one year as of March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(in thousands)

United States:
Clipper (a)	$75,833	$75,242
Lay Creek (a)	38,699	—
Oooguruk	52,205	52,205
Other (a)	5,891	4,103

Canada – other (a)	7,553	1,695
Tunisia – Anaguid (a)	5,059	5,059
Total	$185,240	$138,304

_____________

(a)

The March 31, 2007 balances include costs incurred during the last twelve months of $37.0 million, $34.3 million, $2.6 million, $3.3 million and $.3 million related to Clipper, Lay Creek, Other U.S., Canada and Tunisia, respectively.

The following discussion describes the history and status of each individually significant suspended exploratory project:

Clipper. During 2005, the Company drilled its first exploratory well on the Clipper prospect, which was a discovery. During 2006, the Company drilled additional wells to determine the magnitude of the discovery, which were successful. The Company is currently evaluating the plans for development of the discovery, including options for subsea tie-back to third-party production and handling facilities in the area.

Lay Creek. The Company’s Lay Creek project is a coal bed methane pilot program located in northwestern Colorado. The Company has drilled 17 wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company expects to complete the new water treatment facilities and plans to initiate sales of production in the second half of 2007. Determination of success of the pilot project is dependent on the ability to dewater the formation and determine if commercial quantities of gas can be produced. The pilot project is currently in the dewatering phase and if the pilot project is successful then full field development could begin in 2008.

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

During the first quarter of 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company completed the installation and armoring of the offshore gravel drilling and production site during 2006. The flowline and facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit have been installed. Operations are underway to connect and commission the flowline and facilities. Pioneer is currently assembling the drilling rig on location and plans to commence drilling approximately 40 horizontal wells to develop the discovery in the second half of 2007. The Company estimates first production will occur in 2008.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

Tunisia - Anaguid. During 2003, the Company drilled two exploration wells on its Anaguid Block in Tunisia which found quantities of gas and condensate believed to be commercial. During 2004, the wells were scheduled and approved for extended production tests. However, the project operator delayed the extended production tests due to issues unrelated to the Company or the project. During 2005, the project operator, along with the Company, conducted an extended production test of one of the two existing exploration wells and drilled an offset appraisal well to the other exploration well. Studies on the second discovery are continuing to determine whether development is economical.

NOTE D.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors and assesses the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2007 and December 31, 2006, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $98.8 million and $94.7 million, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2002. In the fourth quarter of 2006, the Internal Revenue Service commenced an examination of the Company’s 2004 U.S. income tax return that is anticipated to be completed by the end of 2007. In addition, the Company’s 2003 through 2005 state income tax returns in Colorado and Louisiana are currently under audit, the Tunisian government is concluding an audit of the Company’s 2002 through 2005 income tax returns for the Adam Concession, and the Canada Revenue Agency is currently auditing the Company’s 2003 and 2004 Canadian income tax returns. As of March 31, 2007, no significant adjustments have been proposed in any jurisdiction.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company has analyzed its filing positions for open tax years in all of the foreign, federal and state jurisdictions where it has material tax attributes and is required to file income tax returns. The Company believes that its income tax filing positions and deductions will be substantially sustained on audit and does not anticipate any significant adjustments. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

In February 2007, the Republic of South Africa passed legislation that included significant new tax benefits for oil and gas activities. Effective November 2, 2006, the Company is allowed a deduction from oil and gas income equal to 200 percent of exploration expenditures and 150 percent of development expenditures. Pursuant to the new tax legislation, the Company recorded a $6.3 million tax benefit in the first quarter of 2007 associated with capital expenditures incurred after the effective date, primarily related to the South Coast Gas project.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Income tax provision. The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Current:
U.S. federal	$(4,777)	$(2,513)
U.S. state and local	—	(9)
Foreign	9,930	6,278
	5,153	3,756
Deferred:
U.S. federal	12,163	9,937
U.S. state and local	490	(198)
Foreign	(1,887)	7,222
	10,766	16,961

	$15,919	$20,717

Discontinued operations. The Company's income tax provisions attributable to income from discontinued operations consisted of the following for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Current:
U.S. federal	$—	$140,725
U.S. state and local	—	2,140
Foreign	4,497	1,165
	4,497	144,030
Deferred:
U.S. federal	—	142,276
U.S. state and local	—	6,215
Foreign	(2,255)	(1,004)
	(2,255)	147,487

	$2,242	$291,517

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE E.	Long-term Debt

Lines of credit. As of March 31, 2007, the Company had an Amended and Restated $1.5 billion 5-Year Revolving Credit Agreement (the "Credit Agreement"), which was to mature in September 2011. As of March 31, 2007, the Company had $190 million of outstanding borrowings under the Credit Agreement and had $153.9 million of undrawn letters of credit, of which $150.4 million were undrawn commitments under the Credit Agreement, leaving the Company with $1.2 billion of unused borrowing capacity under the Credit Agreement.

During April 2007, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Amended Credit Agreement") that amended the Company’s Credit Agreement. The Amended Credit Agreement matures in April 2012 unless extended in accordance with the terms of the Amended Credit Agreement. The Amended Credit Agreement also provides for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $2.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added.

Borrowings under the Amended Credit Agreement may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $150 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the "Applicable Margin") that is determined by a reference grid based on the Company’s debt rating (currently .75 percent). Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. Letters of credit outstanding under the Amended Credit Agreement are subject to a per annum fee, based on a grid of the Company's debt rating, representing the Company's LIBOR margin (currently .75 percent) plus .125 percent.

The Amended Credit Agreement contains certain financial covenants, which include the maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0. The covenants also include the maintenance of a ratio of the net present value of the Company’s oil and gas properties to total debt of at least 1.75 to 1.0 until the Company achieves an investment grade rating by Moody’s Investors Service, Inc. or Standard & Poors Ratings Group, Inc.

Senior notes. During March 2007, the Company issued $500 million of 6.65% senior notes due 2017 (the "6.65% Notes") and received proceeds, net of issuance discount and underwriting costs, of $494.9 million. The Company used the net proceeds from the issuance of the 6.65% Notes to reduce indebtedness under its Credit Agreement.

NOTE F.	Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency fluctuations. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company also may enter physical delivery contracts that effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the financial statements.

All derivatives are recorded on the balance sheet at estimated fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate swap contracts with the objective of reducing its costs of capital. As of March 31, 2007 and December 31, 2006, the Company was not a party to any open fair value hedges.

As of March 31, 2007, the carrying value of the Company's long-term debt in the Consolidated Balance Sheets included a $3.4 million reduction attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as net increases to interest expense over the original terms of the terminated agreements. During the three-month periods ended March 31, 2007 and 2006, the Company's amortization of deferred hedge losses and gains on terminated interest rate swaps increased the Company's reported interest expense by $73 thousand and reduced reported interest expense by $105 thousand, respectively.

The following table sets forth, as of March 31, 2007, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

	Net deferred hedge losses
	Fair Value	Cash Flow	Total
	(in thousands)

2007 (remaining nine months)	$195	$155	$350
2008	$257	$231	$488
2009	$281	$260	$541
2010	$307	$293	$600
2011	$337	$328	$665
Thereafter	$1,978	$1,960	$3,938

Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of March 31, 2007, all of the Company's open commodity hedges are designated as hedges of Canadian or United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily oil
production hedged (a):
2007 – Collar Contracts
Volume (Bbl)		2,681	4,000	4,000	3,564
Price per Bbl		$63.00 - 75.91	$63.00 - 75.91	$63.00 - 75.91	$63.00 - 75.91

2008 – Swap Contracts
Volume (Bbl)	6,000	6,000	6,000	6,000	6,000
Price per Bbl	$44.55	$44.55	$44.55	$44.55	$44.55

_____________

(a)

Subsequent to March 31, 2007, the Company entered into oil collar contracts of 1,000 Bbls per day for the Company’s May through December 2007 production at an average floor price of $63.00 per Bbl and an average ceiling price of $76.55 per Bbl. The Company also entered into additional oil swap contracts of 5,500 Bbls per day for the Company’s 2008 production at an average price of $70.40 per Bbl and 5,000 Bbls per day for the Company’s 2009 production at an average price of $70.37 per Bbl.

The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth (i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of settlements of oil price hedges on oil revenue from continuing operations for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006

Average price reported per Bbl	$54.05	$60.01
Average price realized per Bbl	$56.56	$60.10
VPP increase to oil revenue (in millions)	$27.3	$28.9
Reduction to oil revenue from hedging activity (in millions) (a)	$(33.1)	$(29.1)

_____________

(a)	Excludes hedge losses of $12.3 million attributable to discontinued operations for the three-months ended March 31, 2006.

Natural gas liquids prices. During the three-month periods ended March 31, 2007 and 2006, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at March 31, 2007.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average
Average daily gas
production hedged (a):
2007 – Swap Contracts
Volume (MMBtu)		225,000	225,000	225,000	225,000
Price per MMBtu		$7.71	$7.71	$7.71	7.71

2008 – Swap Contracts
Volume (MMBtu)	15,000	15,000	15,000	15,000	15,000
Price per MMBtu	$8.62	$8.62	$8.62	$8.62	$8.62

_____________

(a)	Subsequent to March 31, 2007, the Company entered into additional gas swap contracts of 12,486 MMBtu per day for the Company’s 2008 production at an average price of $8.95 per MMBtu.

The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of settlements of gas price hedges on gas revenue from continuing operations for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006

Average price reported per Mcf	$7.32	$6.72
Average price realized per Mcf	$6.28	$7.05
VPP increase to gas revenue (in millions)	$17.7	$19.0
Increase (reduction) to gas revenue from hedging activity (in millions) (a)	$13.0	$(28.3)

_____________

(a)	Excludes hedge losses of $3.4 million attributable to discontinued operations for the three-months ended March 31, 2006.

Interest rate. During March 2007, the Company entered into treasury lock contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with the coupon rate on the Company’s 6.65% Notes, which were issued in March 2007. The Company terminated these contracts for a loss of $1.5 million, which was recorded in accumulated other comprehensive income (loss) - net deferred hedge losses, net of tax ("AOCI - Hedging"). The Company did not realize any ineffectiveness in connection with the treasury lock contracts. See Note E for information regarding the 6.65% Notes.

Hedge ineffectiveness. During the three months ended March 31, 2007 and 2006, the Company recorded $.9 million and $8.2 million, respectively, of net ineffectiveness charges to other expense from continuing operations.  Hedge ineffectiveness charges represent the ineffective portions of changes in fair values of the Company’s cash flow hedging instruments.  These charges primarily result from changes in correlations and derivative fair values

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

AOCI - Hedging. As of March 31, 2007 and December 31, 2006, AOCI - Hedging represented net deferred losses of $166.0 million and $167.2 million, respectively. The AOCI - Hedging balance as of March 31, 2007 was comprised of $33.7 million of net deferred losses on the effective portions of open cash flow hedges, $228.3 million of net deferred losses on terminated cash flow hedges (including $3.2 million of net deferred losses on terminated cash flow interest rate hedges) and $96.0 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the three months ended March 31, 2007 was primarily attributable to the reclassification of net deferred hedge losses to net income as derivatives matured, partially offset by increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

During the twelve months ending March 31, 2008, based on current estimates of future commodity prices, the Company expects to reclassify $4.6 million of net deferred gains associated with open commodity hedges and $140.2 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues. The Company also expects to reclassify approximately $50.9 million of net deferred income tax benefits associated with commodity hedges during the twelve months ending March 31, 2008 from AOCI - Hedging to income tax benefit.

Terminated commodity hedges. At times, the Company terminates open commodity hedge positions when the underlying commodity prices reach a point that the Company believes will be the high or low price of the commodity prior to the scheduled settlement of the open commodity hedge position. This allows the Company to maximize gains or minimize losses associated with the open hedge positions. At the time of termination of the hedges, the amounts recorded in AOCI – Hedging are maintained and amortized to earnings over the periods the production was scheduled to occur.

The following table sets forth, as of March 31, 2007, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2007 net deferred hedge losses		$38,701	$37,986	$36,567	$113,254
2008 net deferred hedge losses	$26,899	$24,069	$23,914	$24,142	$99,024
2009 net deferred hedge losses	$2,330	$232	$230	$822	$3,614
2010 net deferred hedge losses	$667	$620	$578	$539	$2,404
2011 net deferred hedge losses	$873	$889	$902	$906	$3,570
2012 net deferred hedge losses	$810	$791	$783	$772	$3,156

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

NOTE G.	Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)

Beginning asset retirement obligations	$225,913	$157,035
New wells placed on production and changes in estimates (a)	22,682	42,000
Liabilities reclassed to discontinued operations held for sale	—	(13,585)
Disposition of wells	—	(30,085)
Liabilities settled	(17,803)	(1,068)
Accretion of discount on continuing operations	2,058	1,148
Accretion of discount on discontinued operations	—	732
Currency translation	257	(89)

Ending asset retirement obligation	$233,107	$156,088

_____________

(a)

During the three months ended March 31, 2007 and 2006, the Company recorded an increase of $19.0 million and $42.0 million, respectively, to the abandonment estimates for the East Cameron facilities that were destroyed by Hurricane Rita in 2005, which is reflected in hurricane activity, net in the Consolidated Statements of Operations.

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets.

NOTE H.	Postretirement Benefit Obligations

As of March 31, 2007 and December 31, 2006, the Company had recorded $20.2 million and $19.8 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of March 31, 2007 or December 31, 2006. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)

Beginning accumulated postretirement benefit obligations	$19,837	$18,576
Net benefit payments	(225)	(285)
Service costs	259	204
Accretion of discounts	287	259

Ending accumulated postretirement benefit obligations	$20,158	$18,754

NOTE I.	Commitments and Contingencies

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

Alford. The Company was party to a 1993 class action lawsuit filed in the 26th Judicial District Court of Stevens County, Kansas by two classes of royalty owners. During the third quarter of 2006, the Company reached an agreement to settle the claims made in the lawsuit. Final approval was received from the court on February 9, 2007 and the settlement became final during April 2007.

MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which is before the Judicial District Court of Harris County, Texas (334th Judicial District). On December 8, 2006, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") filed a Petition In Intervention in the lawsuit to assert the same claims as MOSH Holding, L.P. ("MHLP"). MHLP and Dagger-Spine (collectively, "Plaintiffs") are unitholders in the Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The Company owns the managing general partner interest in the partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust ("MOT") prematurely and to capture for itself and Woodside profits that belong to the MOT. Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The relief sought by the Plaintiffs includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction.

The Trustee and the Company have reached a conditional settlement of all claims in the lawsuit that MOT has or might have against the Company. Plaintiffs are not signatories to the settlement and they have indicated that they intend to object to its approval. Other unitholders of MOT may also comment on or object to the settlement. The settlement is subject to certain conditions and is not final until approved by the court and any appeals are resolved. The court has set the settlement review hearing for May 21, 2007. The conditional settlement, if approved, is not expected to have a material effect on the Company's liquidity, financial position or future results of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Dorchester Refining Company Site. A subsidiary of the Company was notified by the Texas Commission on Environmental Quality ("TCEQ") in August 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, financial position or future annual results of operations.

Environmental Protection Agency Investigation. On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company is fully cooperating with the government's investigation. The Company cannot predict whether this investigation will negatively impact the Company's liquid results of operations.

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

Basic income (loss) per share from continuing operations is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted income (loss) per share from continuing operations reflects the potential dilution that could occur if securities or other contracts to issue common stock that are dilutive to income (loss) from continuing operations were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Weighted average common shares outstanding (a) (b):
Basic	121,523	126,944
Dilutive common stock options (c) (d)	467	—
Restricted stock awards (d)	804	—

Diluted	122,794	126,944

_____________

(a)

In February 2007, the Company’s board of directors ("Board") approved a $300 million share repurchase program. In April 2007, the Board approved an increase of $450 million to the existing share repurchase program bringing the aggregate authorized share repurchase program to $750 million. During the first quarter of 2007, the Company purchased $25 million of common stock pursuant to the 2007 program.

(b)

A total of 145,820 performance unit awards, awarded in 2007, were excluded from the computation of diluted income per share from continuing operations for the three months ended March 31, 2007 because the units did not meet the performance criteria for the issuance of shares at March 31, 2007.

(c)

Common stock options to purchase 5,952 shares were outstanding but not included in the computations of diluted income per share from continuing operations for the three months ended March 31, 2007 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(d)	Due to the loss from continuing operations during the three months ended March 31, 2006, the potential dilutive effects of stock options and restricted stock would be anti-dilutive.

NOTE K.	Geographic Operating Segment Information

The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, Canada, South Africa, Tunisia and Other. Other is primarily comprised of operations in Equatorial Guinea, Gabon and Nigeria.

As previously referred to in Note B, during 2006, the Company sold its Argentine assets and certain United States oil and gas properties having carrying values, including net deferred hedge losses, of $658.7 million and $430.8 million, respectively. The results of operations of those properties have been reclassified as discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note N for information regarding the Company's discontinued operations.

The following tables provide the Company's interim geographic operating segment data for the three-month periods ended March 31, 2007 and 2006. Geographic operating segment income tax benefits (provisions) have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

	United States	Canada	South Africa	Tunisia	Other	Headquarters	Consolidated Total
	(in thousands)
Three months ended March 31, 2007:
Revenues and other income:
Oil and gas	$318,470	$38,336	$13,188	$21,924	$—	$—	$391,918
Interest and other	—	—	—	—	—	13,916	13,916
Gain (loss) on disposition of assets, net	1,083	—	—	—	—	(823)	260
	319,553	38,336	13,188	21,924	—	13,093	406,094
Costs and expenses:
Oil and gas production	83,513	14,965	4,046	1,889	—		104,413
Depletion, depreciation and amortization	69,384	13,157	1,071	1,555	—	6,971	92,138
Exploration and abandonments	63,652	4,602	44	2,829	5,245	—	76,372
General and administrative	—	—	—	—	—	34,444	34,444
Accretion of discount on asset retirement obligations	—	—	—	—	—	2,058	2,058
Interest	—	—	—	—	—	28,494	28,494
Hurricane activity, net	13,548	—	—	—	—	—	13,548
Other	—	—	—	—	—	8,413	8,413
	230,097	32,724	5,161	6,273	5,245	80,380	359,880

Income (loss) from continuing operations before income taxes	89,456	5,612	8,027	15,651	(5,245)	(67,287)	46,214
Income tax benefit (provision)	(33,099)	(1,742)	(2,328)	(9,647)	—	30,897	(15,919)
Income (loss) from continuing operations	$56,357	$3,870	$5,699	$6,004	$(5,245)	$(36,390)	$30,295

Three months ended March 31, 2006:
Revenues and other income:
Oil and gas	$309,881	$28,362	$27,796	$13,429	$—	$—	$379,468
Interest and other	—	—	—	—	—	13,111	13,111
Loss on disposition of assets, net	—	—	—	—	—	(73)	(73)
	309,881	28,362	27,796	13,429	—	13,038	392,506
Costs and expenses:
Oil and gas production	77,901	10,914	5,102	766	—		$94,683
Depletion, depreciation and amortization	63,616	7,230	4,550	1,145	—	5,865	82,406
Exploration and abandonments	36,281	3,416	83	1,141	41,721	—	82,642
General and administrative	—	—	—	—	—	32,247	32,247
Accretion of discount on asset retirement obligations	—	—	—	—	—	1,148	1,148
Interest	—	—	—	—	—	36,576	36,576
Hurricane activity, net	38,000	—	—	—	—	—	38,000
Other	—	—	—	—	—	5,054	5,054
	215,798	21,560	9,735	3,052	41,721	80,890	372,756

Income (loss) from continuing operations before income taxes	94,083	6,802	18,061	10,377	(41,721)	(67,852)	19,750
Income tax benefit (provision)	(34,340)	(2,423)	(5,418)	(6,216)	20,861	6,819	(20,717)
Income (loss) from continuing operations	$59,743	$4,379	$12,643	$4,161	$(20,860)	$(61,033)	$(967)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

	March 31, 2007	December 31, 2006
Segment Assets:	(in thousands)

United States	$6,599,297	$6,395,046
Argentina	2,364	2,444
Canada	588,623	547,012
South Africa	234,629	176,789
Tunisia	111,163	72,142
West Africa	42,585	41,238
Headquarters	121,656	120,728
Total consolidated assets	$7,700,317	$7,355,399

NOTE L.	Volumetric Production Payments

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

The following table provides information about the deferred revenue carrying values of the Company's VPPs:

	Gas	Oil	Total
	(in thousands)

Deferred revenue at December 31, 2006	$175,088	$489,423	$664,511
Less: 2007 amortization	(17,718)	(27,316)	(45,034)
Deferred revenue at March 31, 2007	$157,370	$462,107	$619,477

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2007	$136,198
2008	158,138
2009	147,906
2010	90,215
2011	44,951
2012	42,069
$619,477

NOTE M.	Insurance Claims

During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. During 2006, the Company settled its business interruption claim with its insurance provider for $18.5 million, of which none was recognized in the first quarter of 2006.

As a result of Hurricane Rita, the Company's East Cameron facility, located in the Gulf of Mexico shelf, was destroyed. The Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facilities began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company currently estimates that it will cost approximately $138 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis and fee proposal prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the proposal and actual abandonment activity to date. During 2007 and 2006, the Company recorded additional abandonment obligation charges of $19.0 million and $75.0 million ($42 million recorded in the first quarter of 2006), respectively.

The $138 million estimate to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and well bores. The Company currently believes costs could range from $138 million to $175 million; however, at this point no better estimate than any other amount within the range can be determined, thus the Company has recorded the estimated provision of $138 million.

The Company has filed a claim with its insurance providers regarding the loss at East Cameron. Under the Company’s insurance policies, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, (c) $100 million of well restoration and safety, in total, for all assets per occurrence and (d) $400 million for debris removal coverage for all assets per occurrence.

In December 2005, the Company received the $14 million of scheduled property value for the East Cameron assets and recognized a gain of $9.7 million associated therewith. The Company received the $4 million of business interruption recoveries in the first quarter of 2006, which is reflected in hurricane activity, net, in the Consolidated Statements of Operations. During the fourth quarter of 2006, the Company recorded estimated insurance recoveries of $43 million, which is reflected in other current assets in the Consolidated Balance Sheet and in hurricane activity, net, related to the estimated costs for the debris removal portion of the claim as the Company believes that it is probable that it will be successful in asserting coverage under the debris removal part of its insurance coverage.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

During the first quarter of 2007, the Company recognized $5.4 million of insurance recoveries for debris removal that were not related to the previously discussed recovery, which is reflected in hurricane activity, net, in the Consolidated Statement of Operations. At the present, no recoveries have been reflected related to the well restoration and safety coverages as the Company is working to resolve certain issues regarding coverage under this section of the insurance policies. Overall, the Company ultimately expects a substantial portion of the loss to be covered by insurance.

NOTE N.	Discontinued Operations

During 2006, the Company sold its interests in the following oil and gas assets:

Country	Description of Assets	Date Divested	Net Proceeds		Gain
			(in millions)

United States	Deepwater Gulf of Mexico fields	March 2006	$1,156.9	(a)	$726.1

Argentina	Argentine assets	April 2006	$669.6		$10.9

_____________

(a)	Net proceeds do not reflect the cash payment by the Company of $164.3 million for terminated hedges associated with the deepwater Gulf of Mexico assets.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

            Pursuant to SFAS 144, the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three-month periods ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
	(in thousands)
Revenues and other income:
Oil and gas	$3	$181,569
Interest and other	2,253	1,847
Gain (loss) on disposition of assets (a)	(149)	728,502
	2,107	911,918
Costs and expenses:
Oil and gas production	101	27,955
Depletion, depreciation and amortization (a)	—	37,327
Exploration and abandonments (a)	—	5,947
General and administrative	439	2,432
Accretion of discount on asset retirement obligations (a)	—	732
Interest	—	344
Other	27	1,490
	567	76,227
Income from discontinued operations before income taxes	1,540	835,691
Income tax benefit (provision):
Current	(4,497)	(144,030)
Deferred (a)	2,255	(147,487)
Income (loss) from discontinued operations	$(702)	$544,174

_____________

(a)	Represents the significant noncash components of discontinued operations included in the Company’s Consolidated Statements of Cash Flows.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the first quarter of 2007 included the following highlights:

•

The recognition of first quarter 2007 net income of $30.0 million ($0.24 per diluted share), as compared to $543.2 million ($4.28 per diluted share) for the first quarter of 2006. Net income for the first quarter of 2006 included income from discontinued operations of $544.2 million, principally the result of the divestiture of certain oil and gas properties in the deepwater Gulf of Mexico at a gain of $728.4 million during the first quarter of 2006.

•

Net cash provided by operating activities was $130.0 million in the first quarter of 2007 as compared to $318.2 million in the comparable quarter of 2006. The decrease in 2007, as compared to 2006, is primarily due to the cash flow provided by operating activities in the first quarter of 2006 from the divested deepwater Gulf of Mexico and Argentine assets.

•	The March 2007 issuance of $500 million of 6.65% Notes due 2017 for net proceeds of $494.9 million. The Company used the proceeds from the 6.65% Notes to reduce indebtedness under its credit facility.
•	Repurchase of 650 thousand shares of common stock at an aggregate cost of $25.0 million under the Company’s share repurchase program.
•	Declaration of a $0.13 per common share dividend payable April 13, 2007 to shareholders of record on March 30, 2007.

Recent Events

Master Limited Partnership. The Company announced in April 2007 that its board of directors ("Board") approved a plan to form two publicly-traded master limited partnerships ("MLPs") which will own interests in long-lived, low-decline oil and gas assets. The Company anticipates that the two MLPs will initially acquire interests in the Company’s proved developed reserves in the Spraberry field in West Texas and the Raton field in southern Colorado. At the close of the initial public offerings, Pioneer will be the general partner of each of the MLPs and hold a majority ownership in the units of each of the MLPs. Pioneer will continue to operate and own a working interest in the assets that will form the MLPs.

This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

Share Repurchase Program. The Company also announced in April 2007 that its Board approved a $450 million increase in its previously approved share repurchase program, which, after this increase, authorizes the purchase of up to $750 million of its common stock.

Amended Credit Agreement. In April 2007, the Company amended its credit facility and extended its maturity until April 2012. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the terms of the amended credit facility and other long-term debt of the Company.

Capital Budget for 2007. In May 2007, the Company announced the expansion of its 2007 capital budget by $200 million to $1.3 billion, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs. The expansion is in response to the continued drilling success in Tunisia, the Edwards Trend in South Texas and the Spraberry field in West Texas. The 2007 capital budget is allocated (i) 45 percent to low-risk development drilling in onshore North American core areas, (ii) 25 percent to the development of the South African South Coast Gas and Alaskan Oooguruk projects, (iii) 25 percent to test and develop lower-risk resource plays in onshore North America and Tunisia and (iv) 5 percent to high-impact exploration activities in the United States and West Africa.

PIONEER NATURAL RESOURCES COMPANY

            The Company believes that its cash flow from operating activities, based on current commodity prices, will not be sufficient to fund the 2007 capital budget. However, the Company believes that borrowings under its credit facility and cash flows from operating activities will be sufficient to fund the 2007 capital program.

Second Quarter 2007 Outlook

Based on current estimates, the Company expects that second quarter 2007 production will average 100,000 to 106,000 BOEPD. The lower end of the range reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

Second quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.25 to $12.25 per BOE based on current NYMEX strip prices for oil and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $10.00 to $11.00 per BOE.

Total exploration and abandonment expense is expected to be $50 million to $100 million and could include (i) up to $40 million from activities in the Company’s resource plays, primarily in the Edwards Trend in South Texas, Unita/Piceance in the Rockies area, Canada and Tunisia, (ii) up to $30 million related to high-impact exploration drilling in Block 256 offshore Nigeria and carryover costs from the winter drilling in Alaska, (iii) $20 million in seismic investments and personnel costs and (iv) $10 million related to acreage and other costs.

General and administrative expense is expected to be $30 million to $34 million. Interest expense is expected to be $32 million to $35 million as a result of increased borrowings during the first half of 2007 to fund the heavily front-end loaded 2007 capital program. Accretion of discount on asset retirement obligations is expected to be $2 million to $3 million.

The Company's second quarter effective income tax rate is expected to range from 37 percent to 55 percent based on current capital spending plans. The higher end of the range reflects the potential for an unsuccessful exploration well in Nigeria for which the Company would not receive a current tax benefit. Cash income taxes are expected to range from $5 million to $15 million, principally related to Tunisian income taxes.

Acquisitions, Divestments, Operations and Drilling Highlights

During the first quarter of 2007, the Company spent over $500 million of its $1.3 billion capital budget. The 2007 capital budget is heavily front-end loaded with expenditures to progress the Company’s large development projects (the South Coast Gas project in South Africa and the Oooguruk field development on the North Slope of Alaska) and drill winter-access areas in Alaska and Canada.

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

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes by geographic area the Company's finding and development costs incurred during the first quarter of 2007:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
United States:
Permian Basin	$897	$2,208	$6,204	$93,192	$58	$102,559
Mid-Continent	191	—	4	3,995	—	4,190
Rocky Mountains	334	306	14,153	52,693	177	67,663
Gulf of Mexico	—	13	618	450	2,340	3,421
Onshore Gulf Coast	3,697	2,670	30,828	32,490	87	69,772
Alaska	—	1,511	27,759	84,936	—	114,206
Other	—	6,294	383	—	—	6,677
	5,119	13,002	79,949	267,756	2,662	368,488
Canada	—	2,990	15,982	47,561	—	66,533
South Africa	—	—	44	58,408	—	58,452
Tunisia	—	—	32,075	—	720	32,795
West Africa:
Equatorial Guinea	—	—	345	—	—	345
Nigeria	—	—	3,186	—	—	3,186
	—	2,990	51,632	105,969	720	161,311
Total Worldwide	$5,119	$15,992	$131,581	$373,725	$3,382	$529,799

The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2007:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	18	147	145	—	20
Canada	3	—	1	1	1
South Africa	2	1	3	—	—
Total Worldwide	23	148	149	1	21

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	21	11	4	2	26
Canada	16	17	6	6	21
Tunisia	5	3	3	—	5
Total Worldwide	42	31	13	8	52

Permian Basin area. The Company is increasing its 2007 capital budget in the area and expects to drill approximately 350 wells compared to the 300 wells drilled in 2006. The increase is due in part to the attractive returns on the Spraberry wells and the success of drilling to the deeper Wolfcamp formations in the majority of wells in the Spraberry field, resulting in incremental production and proved reserves. The Company is continuing to pursue acreage expansion opportunities and bolt-on acquisitions in the area.

PIONEER NATURAL RESOURCES COMPANY

            Mid-Continent area. The Company continues to pursue field enhancement alternatives to optimize production in the area. Pioneer is pursuing regulatory relief in the West Panhandle field to allow for additional future drilling locations.

Rocky Mountains area. Pioneer expects to drill approximately 250 to 300 wells in the Raton field during 2007. Production is increasing as a result of a successful drilling program plus additional field and wellhead compression. Additionally, the Company intends to further enhance its gathering and compression facilities in the area during 2007.

In northwest Colorado, the Company's programs to evaluate the CBM resource potential at Lay Creek and Columbine Springs are progressing. At Lay Creek, the Company has drilled 17 pilot wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by the previous operator. The Company expects to complete the new water treatment facilities and plans to initiate sales of production in the second half of 2007. Results to date have been positive and indicate that the coals are thicker than expected. Determination of success of the pilot project is dependent on the ability to dewater the formation and determine if commercial quantities of gas can be produced. The pilot project is currently in the dewatering phase and if the pilot project is successful then full field development could begin in 2008. At Columbine Springs, the Company is completing its extension pilot program and has commenced sales of production. If the pilot project is successful in producing commercial quantities of gas, full field development could begin in 2008.

Gulf of Mexico area. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.1 million.

During 2006, the Company drilled two successful Clipper appraisal wells. The Company expects to develop the Clipper discovery and is currently evaluating subsea tie-back options to third-party production handling facilities in the area. Pioneer operates the Clipper discovery with a 55 percent working interest.

As a result of Hurricane Rita, the Company’s East Cameron facility, located on the Gulf of Mexico shelf, was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facilities began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company currently estimates that it will cost approximately $138 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis and fee proposal prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the proposal and actual abandonment activity to date. Based on current estimates, the Company expects that a substantial portion of the total estimated cost to reclaim and abandon the facility will be covered by insurance, including all of the debris removal costs.

Onshore Gulf Coast area. As a result of recent drilling success, the Company is increasing its 2007 Edwards Trend capital budget and expects to drill approximately 45 wells (including wells on two to three new prospects). The Company continues to add the necessary infrastructure, primarily gas treating capacity and pipeline systems, related to its discoveries and development activity in the trend.

In the Edwards Trend, the Company also continues its shooting and interpretation of an approximately 900 square miles of 3-D seismic data over its 2006 discoveries. The seismic data will allow the Company to more accurately locate and orient the horizontal wells for optimal results. In the Edwards Trend, the Company has over 270,000 gross acres under lease.

In the Pawnee field in South Texas, the Company is continuing its new fracture stimulation procedures on the existing wells. The results to date have shown increased production rates and the Company believes the procedure is increasing the recoverable reserves from the wells.

Alaska area. On the Oooguruk project, the subsea flowline and facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit have been installed. Pioneer is currently assembling the drilling rig on location and plans to commence drilling approximately 40 horizontal wells to develop the discovery in the second half of 2007. The Company estimates first production will occur in 2008.

The Company currently has a 62.5 percent working interest in the Cosmopolitan Unit and expects to acquire

PIONEER NATURAL RESOURCES COMPANY

the remaining interests prior to drilling its first well. The Company expects to drill an appraisal well to test an additional zone in the previous Cosmopolitan discovery during the second half of 2007. In addition, during the 2006-2007 winter drilling season the Company participated in drilling two exploratory wells in the National Petroleum Reserve - Alaska area, both of which were noncommercial.

Canada. The Company announced that a new gas field discovered in northern Alberta had begun producing at 18 MMcfpd.  In late April, the field was shut-in awaiting government approval to dispose of produced water volumes, which have been higher than anticipated. The water disposal permit is expected by the end of the second quarter of 2007. In the interim, Pioneer is installing production tubing in the wells to enhance their capability to lift the water. Producing through the tubing will lower gas rates when the wells are restarted. Pioneer successfully acquired additional leasehold acreage in the area in a recent lease sale, bringing its total leasehold in the area to approximately 390,000 net acres.

South Africa. The Company’s South Coast Gas project is on schedule and first production is expected in the second half of 2007.

Tunisia. As a result of recent drilling success, the Company is increasing its 2007 capital budget. The Company expects to drill at least 8 additional wells in 2007. The Company has identified over 30 prospects in the Adam Concession, Jenein Nord block and Borj El Khadra block, primarily as a result of the 2006 seismic program.

In the Adam Concession, the Company has a new discovery and two successful appraisal wells. Two of the wells are currently on production, with the remaining well expected to commence production in the second quarter of 2007.

On the Jenein Nord exploration permit the Company has drilled three discoveries and is currently testing a fourth well. The Company is planning construction of oil production facilities and is in the process of applying for a production concession. Production could commence as early as the fourth quarter of 2007.

The Company also had a discovery on the Borj El Khadra exploration permit. The Company is developing plans for an appraisal program.

Nigeria. The Company currently plans to drill two exploratory wells offshore Nigeria during 2007. The first well on the Devon Energy-operated Block 256 is expected to spud in the second quarter of 2007 and the second well on the Pioneer-operated Block 320 is expected to spud in the second half of 2007.

Results of Operations

Oil and gas revenues. Oil and gas revenues from continuing operations totaled $391.9 million and $379.5 million for the three-month periods ended March 31, 2007 and 2006, respectively.

The increase in oil and gas revenues from continuing operations during the three months ended March 31, 2007, as compared to the same period of 2006, is reflective of increases in United States, Canadian and Tunisian revenues, partially offset by a decline in South African revenues. The increase in revenues in the United States was primarily due to volume increases resulting from successful drilling activity and bolt-on acquisitions, combined with an increase in reported gas prices. Revenues in Canada and Tunisia increased primarily due to new volumes attributable to successful drilling programs and to commodity price increases. South African revenues declined due to normal production decline rates in the Sable field and the timing of oil cargo liftings, partially offset by modestly higher reported oil prices.

PIONEER NATURAL RESOURCES COMPANY

            The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Oil (Bbls):
United States	18,808	16,965
Canada	360	277
South Africa	2,347	5,081
Tunisia	4,093	2,573
Worldwide	25,608	24,896
NGLs (Bbls):
United States	16,855	18,176
Canada	338	419
Worldwide	17,193	18,595
Gas (Mcf):
United States	282,594	274,773
Canada	47,713	35,782
Worldwide	330,307	310,555
Total (BOE):
United States	82,762	80,937
Canada	8,650	6,659
South Africa	2,347	5,081
Tunisia	4,093	2,573
Worldwide	97,852	95,250

On a quarter-to-quarter BOE comparison, average daily sales volumes increased by two percent in the United States, 30 percent in Canada and 59 percent in Tunisia, while average daily sales volumes decreased by 54 percent in South Africa. The Company estimates that its United States production for the first quarter of 2007 was adversely impacted by approximately 3,500 BOEPD due to severe weather conditions in the Rockies, Mid-Continent and Permian Basin areas.

During the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, oil and gas volumes delivered under the Company’s VPPs decreased by five percent (489 Bbls per day) and seven percent (2,861 Mcf per day), respectively.

PIONEER NATURAL RESOURCES COMPANY

            The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Average reported prices:
Oil (per Bbl):
United States	$51.99	$59.97
Canada	$44.69	$67.11
South Africa	$62.43	$60.79
Tunisia	$59.51	$57.98
Worldwide	$54.05	$60.01
NGL (per Bbl):
United States	$31.68	$33.74
Canada	$59.18	$54.23
Worldwide	$32.22	$34.20
Gas (per Mcf):
United States	$7.17	$6.60
Canada	$8.17	$7.65
Worldwide	$7.32	$6.72
Average realized prices:
Oil (per Bbl):
United States	$55.41	$60.11
Canada	$44.69	$67.11
South Africa	$62.43	$60.79
Tunisia	$59.51	$57.98
Worldwide	$56.56	$60.10
NGL (per Bbl):
United States	$31.68	$33.74
Canada	$59.18	$54.23
Worldwide	$32.22	$34.20
Gas (per Mcf):
United States	$6.24	$7.00
Canada	$6.56	$7.44
Worldwide	$6.28	$7.05

Hedging activities. The Company, from time to time, utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three-month periods ended March 31, 2007 and 2006, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $20.1 million and $57.4 million, respectively. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders’ equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated.

PIONEER NATURAL RESOURCES COMPANY

            Deferred revenue. During the three-month periods ended March 31, 2007 and 2006, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $45.0 million and $47.9 million, respectively. See Notes F and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

Interest and other income. Interest and other income from continuing operations for the three-month periods ended March 31, 2007 and 2006 was $13.9 million and $13.1 million, respectively. The $0.8 million increase in interest and other income from continuing operations during the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to a $4.8 million first quarter 2007 positive adjustment associated with the elimination of an acquired royalty obligation and a $3.7 million Canadian related tax refund, partially offset by declines in business interruption insurance recoveries.

Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $104.4 million and $94.7 million during the three-month periods ended March 31, 2007 and 2006, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by seven percent during the three-month period ended March 31, 2007, as compared to the same respective period in 2006, primarily due to continuing inflation of oilfield service costs and third-party transportation charges, as well as increases in United States ad valorem taxes due to oil and NGL price increases realized during 2006. Also impacting the production costs for the three-month period ended March 31, 2007, is the repair and clean-up costs, and associated production downtime, from severe weather conditions that affected certain areas of the Company’s United States operations.

The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Lease operating expenses	$6.69	$6.15
Third-party transportation charges	1.38	1.21
Taxes:
Ad valorem	1.29	1.20
Production	1.66	1.76
Workover costs	0.84	0.72

Total production costs	$11.86	$11.04

	Three months ended March 31,
	2007	2006

United States	$11.21	$10.69
Canada	$19.22	$18.21
South Africa	$19.16	$11.16
Tunisia	$5.13	$3.31
Worldwide	$11.86	$11.04

Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $10.46 and $9.61 per BOE for the three-month periods ended March 31, 2007 and 2006, respectively. Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $9.67 per BOE during the three months ended March 31, 2007, as compared to $8.93 per

PIONEER NATURAL RESOURCES COMPANY

BOE during the same period in 2006. The eight percent increase in per BOE depletion expense from continuing operations during the three months ended March 31, 2007, as compared to the same period in 2006, was primarily due to per BOE increases of $.59 and $4.84 in the United States and Canada, respectively, primarily due to finding cost inflation; partially offset by per BOE decreases of $4.88 and $.72 in South Africa and Tunisia, respectively, primarily due to positive proved reserve revisions.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

United States	$9.32	$8.73
Canada	$16.90	$12.06
South Africa	$5.07	$9.95
Tunisia	$4.22	$4.94
Worldwide	$9.67	$8.93

Exploration and abandonments expense. The following tables provide the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	United		South
	States	Canada	Africa	Tunisia	Other	Total
Three months ended March 31, 2007:
Geological and geophysical	$22,001	$1,054	$44	$278	$5,237	$28,614
Exploratory dry holes	39,014	2,538	—	2,551	8	44,111
Leasehold abandonments and other	2,637	1,010	—	—	—	3,647
	$63,652	$4,602	$44	$2,829	$5,245	$76,372

Three months ended March 31, 2006:
Geological and geophysical	$20,660	$346	$83	$1,083	$9,283	$31,455
Exploratory dry holes	15,635	2,504	—	58	14,615	32,812
Leasehold abandonments and other	(14)	566	—	—	17,823	18,375
	$36,281	$3,416	$83	$1,141	$41,721	$82,642

The Company's exploration and abandonment expense from continuing operations during the first quarter of 2007 is primarily attributable to (i) two unsuccessful non-operated exploratory wells drilled in the National Petroleum Reserve – Alaska on the North Slope of Alaska and (ii) continued seismic activity in the Company’s South Texas and Rocky Mountains resources plays. During the three months ended March 31, 2007, the Company drilled and evaluated 21 exploration/extension wells, 13 of which were successfully completed as discoveries. During the same respective period in 2006, the Company drilled and evaluated 176 exploration/extension wells, 166 of which were successfully completed as discoveries. The decline in the number of exploration/extension wells drilled by the Company is reflective of the Company’s significant reduction in its drilling in Canada, primarily the Horseshoe Canyon area.

General and administrative expense. General and administrative expense from continuing operations for the three-month periods ended March 31, 2007 and 2006 was $34.4 million and $32.2 million, respectively. The increase in general and administrative expense from continuing operations was primarily due to increases in administrative staff and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and employees. As of March 31, 2007, the Company has $62.7 million of deferred compensation expense related to unvested restricted stock awards that will be charged to earnings over a weighted average period of approximately one year and eight months. The Company continues to monitor its general and

PIONEER NATURAL RESOURCES COMPANY

administrative expense and is focused on administrative cost control. However, the Company anticipates that the formation of MLPs will necessitate future growth in the Company’s general and administrative expenses.

Interest expense. Interest expense from continuing operations was $28.5 million and $36.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2007, including the effects of interest rate derivatives and capitalized interest, was 6.3 percent, as compared to 6.2 percent for the same period in 2006. The decrease in interest expense from continuing operations during the three months ended March 31, 2007, as compared to the same period of 2006, was primarily due to (i) a $6.2 million increase in capitalized interest on the Company’s Oooguruk and South Coast Gas development projects in Alaska and South Africa, respectively, and (ii) a $3.6 million decrease in interest expense incurred due to a $292 million decrease in average outstanding debt, partially offset by (iii) a $1.7 million increase in noncash interest expense attributable to certain discounted liabilities and deferred hedge losses. The Company expects interest expense to increase in future periods due to its large development projects nearing completion. The Company will cease its capitalization of interest costs incurred on the projects when they are completed. Additionally, an increase in interest expense is expected due to anticipated increased borrowings due to the Company's 2007 capital program exceeding its estimated 2007 cash flows from operations.

Hurricane activity, net. The Company recorded net hurricane related activity expenses of $13.5 million and $38.0 million during the three months ended March 31, 2007 and 2006, respectively, associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, that was destroyed during 2005 by Hurricane Rita.

The Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facilities began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company expects that a substantial portion of the total estimated cost to reclaim and abandon the facility will be covered by insurance, including all of the debris removal costs. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facilities reclamation and abandonment.

Other expenses. Other expenses from continuing operations for the three-month periods ended March 31, 2007 and 2006 were $8.4 million and $5.1 million, respectively. The increase in other expenses from continuing operations for the three months ended March 31, 2007, as compared to the same period of 2006, is primarily attributable to a $2.6 million change in activity related to derivative instruments.

Income tax provision. The Company recognized income tax provisions on continuing operations of $15.9 million and $20.7 million during the three-month periods ended March 31, 2007 and 2006, respectively. The Company's effective tax rate on continuing operations of 34.5 percent during the three months ended March 31, 2007, differs from the combined United States federal and state statutory rate of approximately 37.0 percent primarily due to:

•	foreign tax rates,
•

statutes in foreign jurisdictions that differ from those in the United States, including a newly-enacted South African tax law allowing for the deduction of 150 percent of development expenditures resulting in a $6.3 million tax benefit recognized in the first quarter of 2007 by the Company and

•	changes in deferred tax asset valuation allowances.

See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

PIONEER NATURAL RESOURCES COMPANY

Discontinued operations. During 2006, the Company sold its interests in the following oil and gas assets and has reflected their results of operations in discontinued operations:

Country	Description of Assets	Date Divested

United States	Deepwater Gulf of Mexico fields	March 2006

Argentina	Argentine assets	April 2006

The Company recognized income from discontinued operations of $859 thousand and $544.2 million during the three-month periods ended March 31, 2007 and 2006, respectively. The income from discontinued operation for the first quarter of 2006 includes a $728.4 million pretax gain on the March 2006 disposition of the Company’s deepwater Gulf of Mexico assets and the first quarter 2006 operating results of the Company’s deepwater Gulf of Mexico and Argentine assets.

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

Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three-month periods ended March 31, 2007 and 2006, totaled $438.6 million and $334.9 million, respectively. During the three months ended March 31, 2007, the Company's expenditures for additions to oil and gas properties were funded by $130.0 million of net cash provided by operating activities and borrowing on the Company’s credit facility. During the three months ended March 31, 2006, the Company's additions to oil and gas properties were funded by $318.2 million of net cash provided by operating activities and a portion of the $1.0 billion of net proceeds received in conjunction with the March 2006 disposition of the Company's deepwater Gulf of Mexico assets (net of payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets).

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2007, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2006, the material changes in the Company's contractual obligations included a $362.1 million increase in outstanding long-term borrowings and a $45.0 million decrease in the Company’s VPP obligations. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's long-term debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative contract liabilities during the three months ended March 31, 2007.

Environmental contingency. A subsidiary of the Company was notified by the Texas Commission on Environmental Quality ("TCEQ") in August 2005 that the TCEQ considers the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until

PIONEER NATURAL RESOURCES COMPANY

1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. Pursuant to applicable Texas law, the Company's subsidiary, which does not own any material assets or conduct any material operations, may be subject to strict, joint and several liability for the costs of conducting a study to evaluate potential remedial options and for the costs of performing any remediation ultimately required by the TCEQ. The Company does not know the nature and extent of the alleged contamination, the potential costs of remediation or the portion, if any, of such costs that may be allocable to the Company's subsidiary; however, the Company has noted that there appear to be other operators or owners who may share responsibility for these costs and does not expect that any such additional liability will have a material adverse effect on its consolidated financial position as a whole or on its liquidity, financial position or future annual results of operations. See Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the foreseeable future. For 2007, the Company expects its capital commitments to exceed estimated cash flows from operations, resulting in additional borrowings under the Company's credit facility.

Asset divestitures. During the first quarter of 2007, the Company received proceeds of $4.8 million, the substantial portion of which was associated with the sale of an unproved domestic prospect. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.1 million. The proceeds were reduced by $164.3 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million. The net proceeds from these 2006 divestitures were used to reduce outstanding indebtedness, to fund a portion of the Company’s 2006 additions to oil and gas properties, for stock repurchases and for general corporate purposes.

Operating activities. Net cash provided by operating activities during the three-month periods ended March 31, 2007 and 2006 was $130.0 million and $318.2 million, respectively. The decrease in net cash provided by operating activities in the first quarter of 2007 as compared to that of the first quarter of 2006 is primarily due to the divestiture of the Company’s deepwater Gulf of Mexico and Argentine assets.

Investing activities. Investing activities used $447.5 million of cash during the three-month period ended March 31, 2007 and provided $621.8 million of net cash during the three-month period ended March 31, 2006. The $1.1 billion relative decrease in net cash provided by investing activities during the first quarter of 2007 as compared to the first quarter of 2006 is reflective of the $1.0 billion of 2006 net proceeds from the divestiture of the Company’s deepwater Gulf of Mexico assets and a $103.8 million increase during the first quarter of 2007 in capital expended on additions to oil and gas properties. The increase in additions to oil and gas properties is due to the Company’s 2007 capital budget being heavily influenced during the first quarter by winter drilling programs in Alaska and Canada.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2007 was $323.6 million, as compared to net cash used in financing activities of $915.5 million during the same period in 2006. The $1.2 billion relative increase in net cash provided by financing activities is primarily reflective of the long-term debt borrowings during the first quarter of 2007 to partially fund additions to oil and gas properties, as compared to the use of proceeds from the 2006 divestiture deepwater Gulf of Mexico assets to reduce debt outstanding under the Company’s credit facility.

During February 2007, the Board declared a semiannual dividend of $.13 per common share, payable April 13, 2007 to shareholders of record on March 30, 2007. Associated therewith, the Company paid $16.1 million of aggregate dividends during April 2007. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

PIONEER NATURAL RESOURCES COMPANY

            During February 2007, the Board also approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock, which authorization the Board subsequently increased by $450 million during April 2007, for a total of $750 million. During the three-month periods ended March 31, 2007 and 2006, the Company expended $31.4 million to acquire 811 thousand shares of treasury stock and $2.0 million to acquire 45 thousand shares of treasury stock, respectively. The Company’s first quarter 2007 stock repurchases included $25.0 million pursuant to the 2007 repurchase program, leaving $725 million available under the program.

During March 2007, the Company issued $500 million of 6.65% Notes for net proceeds of $494.2 million. The Company used the net proceeds from the 6.65% Notes to reduce indebtedness under its credit facility. During April 2007, the Company entered into the amended credit facility that extended the maturity of its credit facility to April 11, 2012. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the significant terms of the amended credit facility.

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

Alaskan Petroleum Production Tax. In 2006, the State of Alaska replaced its severance tax with a new tax called the Petroleum Production Tax ("PPT"), beginning in periods after March 31, 2006. The major components of the new PPT are:

•

The "basic tax" which begins at 22.5 percent (this rate can increase based on factors tied to commodity prices) of property income for designated pools of assets in Alaska. Property income is basically defined as oil and gas revenue less lease operating expenses, qualified capital expenditures, property taxes and certain other costs. If property income is a loss then it converts to a PPT loss carryforward at a rate of 20 percent of the property income. PPT loss carryforwards can be used to reduce future PPT liabilities or transferred to a third party. For both the period in 2006 and the three months ended March 31, 2007, the Company estimates its PPT loss carryforwards to be approximately $20 million and $20 million, respectively.

•

A capital expenditure credit of 20 percent of qualified capital expenditures within Alaska. The credit can be (a) used to reduce a company’s current PPT liability, (b) carried forward and used to reduce future PPT liabilities or (c) transferred to a third party. Certain qualified exploration capital expenditures can receive up to an additional 20 percent capital expenditure credit on the expenditures previously discussed. For 2006 and the three months ended March 31, 2007, the Company estimates its capital expenditure credits to be approximately $20 million and $24 million, respectively.

•

Companies with production of less than 50,000 BOEPD within Alaska may also claim an annual non-transferable and non-refundable credit against PPT of $12 million per year for ten consecutive years, once the election is made to receive this credit.

•

Companies that incurred qualified capital expenditures within Alaska in the five years preceding the PPT effective date can earn non-transferable transitional capital credits of 20 percent of such expenditures. These credits can be used to reduce a company’s present and future PPT liabilities. The Company estimates it has approximately $20 million of these credits to offset future PPT liabilities.

The Company has recognized no benefits from the above discussed PPT carryforwards and credits. The Company currently has no production in Alaska and accordingly has no PPT liabilities. The Company anticipates that it will recognize benefits from the carryforwards and credits as they are used to reduce future PPT liabilities and/or they are sold or transferred to third parties. As it relates to the 2006 credits and carryforwards, the Company anticipates receiving the underlying certificates no later than the third quarter of 2007 and may monetize such certificates. The Company cannot predict the price that a third-party will pay for the certificates, but anticipates that it will be at a discount to the face amount of the certificates.

Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity under the credit facility. There were $190 million of borrowings under the credit facility as of March 31, 2007. After deducting $150.4 million of undrawn and outstanding letters of credit under the credit facility, the Company had $1.2 billion of unused borrowing capacity as of March 31, 2007. In the future, to the extent that Pioneer's liquidity results in cash in excess of immediate capital needs, the Company may repay indebtedness or

PIONEER NATURAL RESOURCES COMPANY

invest the excess funds.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P’s rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in the Company’s debt ratings could affect the Company's financial position or liquidity and negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of March 31, 2007, the Company was in compliance with all of its debt covenants.

Book capitalization and current ratio. The Company's book capitalization at March 31, 2007 was $4.8 billion, consisting of debt of $1.8 billion and stockholders' equity of $3.0 billion. The Company's debt to book capitalization increased to 38 percent at March 31, 2007 from 33 percent at December 31, 2006, primarily due to indebtedness which was used to fund the Company's operating activities and additions to oil and gas properties. The Company's ratio of current assets to current liabilities was .55 to 1.00 at March 31, 2007 as compared to .60 to 1.00 at December 31, 2006.

New accounting pronouncement. In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). The Interpretation clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on measurement, classification, interim accounting and disclosure. The Company adopted FIN 48 on January 1, 2007 and recorded no adjustment related to the adoption. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

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

PIONEER NATURAL RESOURCES COMPANY

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Although certain derivative contracts to which the Company has been a party did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2007:

	Derivative Contract Net Liabilities (a)
			Foreign
		Interest	Exchange
	Commodities	Rate	Rate	Total
	(in thousands)

Fair value of contracts outstanding as of December 31, 2006	$(68,228)	$—	$—	$(68,228)
Changes in contract fair value (b)	(33,703)	(1,537)	111	(35,129)
Contract maturities	(1,933)	—	(111)	(2,044)
Contract terminations	70,197	1,537		71,734
Fair value of contracts outstanding as of March 31, 2007	$(33,667)	$—	$—	$(33,667)

_____________

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $170.0 million and $131.1 million of obligations under terminated derivatives as of March 31, 2007 and December 31, 2006, respectively, for which no market risk exists.

(b)	At inception, derivative contracts entered into by the Company had no intrinsic value.

Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at March 31, 2007 or December 31, 2006.

Interest rate sensitivity. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these debt transactions.

PIONEER NATURAL RESOURCES COMPANY

            The following table provides information about other financial instruments to which the Company was a party as of March 31, 2007 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2007. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 4, 2007. As of March 31, 2007, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

Interest Rate Sensitivity

Debt Obligations as of March 31, 2007

	Nine Months ending							Liability Fair Value at
	December 31	Year ending December 31,						March 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2007
	($ in thousands)
Total Debt:
Fixed rate principal maturities (a)	$32,075	$3,777	$—	$—	$—	$1,732,985	$1,768,837	$1,752,576
Weighted average interest rate	6.64%	6.56%	6.56%	6.56%	6.56%	7.00%

Variable rate principal maturities	$—	$—	$—	$13,300	$176,700	$—	$190,000	$190,000
Weighted average interest rate	6.22%	5.77%	5.76%	5.91%	6.03%	—

_____________

(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.

Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas price as of March 31, 2007. As of March 31, 2007, all of the Company's oil and gas derivative financial instruments qualified as hedges.

See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

PIONEER NATURAL RESOURCES COMPANY

Oil and Gas Price Sensitivity

Derivative Financial Instruments as of March 31, 2007

	Nine months Ending December 31,	Year ending December 31,	Asset (Liability) Fair Value at March 31,
	2007	2008	2007
			(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts (a)	—	6,000	$(52,282)
Weighted average fixed price per Bbl	$—	$44.55
Collar contracts (b)	3,564	—	$(92)
Weighted average ceiling price per Bbl	$75.91	$—
Weighted average floor price per Bbl	$63.00	$—
Average forward NYMEX oil prices (c)	$64.84	$69.51

Gas Hedge Derivatives:
Average daily notional MMBtu volumes (d):
Swap contracts (a)	225,000	15,000	$18,707
Weighted average fixed price per MMbtu	$7.71	$8.62
Average forward NYMEX gas prices (c)	$8.39	$8.92

_____________

(a)

Subsequent to March 31, 2007, the Company (i) entered into additional oil swap contracts of 5,500 Bbls per day for the Company’s 2008 production at an average price of $70.40 per Bbl and 5,000 Bbls per day for the Company’s 2009 production at an average price of $70.37 per Bbl and (ii) entered into additional gas swap contracts of 12,486 MMBtu per day for the Company’s 2008 production at an average price of $8.95 per MMBtu.

(b)

Subsequent to March 31, 2007, the Company entered into oil collar contracts of 1,000 Bbls per day for the Company’s May through December 2007 production at an average floor price of $63.00 per Bbl and an average ceiling price of $76.55 per Bbl.

(c)	The average forward NYMEX oil and gas prices are based on May 4, 2007 market quotes.
(d)

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

Evaluation of disclosure controls and procedures. The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 ("the Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K under the headings "Item 1. Business – Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk", which risks could materially affect the Company's business, financial condition or future results. Except as stated below, there has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.

Formation of Master Limited Partnerships. The Company has announced that it intends to form two new publicly-traded master limited partnerships, which will own interests in long-lived, low-decline oil and gas assets. Completion of this plan is subject to market conditions and numerous other risks beyond the control of the Company, and therefore it is possible that one or both of the master limited partnerships will not be formed, will not complete an offering of securities, will not raise the planned amount of capital even if an offering of securities is completed, and will not be able to complete its proposed actions on the timetable indicated. Furthermore, the structure, nature, purpose and proposed assets and liabilities of the master limited partnerships may change materially from those anticipated. In addition, the master limited partnerships, and therefore the Company’s retained investment in those partnerships, will be subject to the risks normally attendant to businesses in the oil and gas exploration and production industry, including most of the same risks to which the Company is subject.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended March 31, 2007:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs

January 2007	158	$38.01	—
February 2007	385,880	$39.44	225,000
March 2007	425,000	$38.14	425,000
Total	811,038	$38.76	650,000	$275,040,100

_____________

(a)	Amounts include shares withheld to satisfy tax withholding on employees' share-based awards.

During February 2007, the Board approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock. During the first quarter of 2007, the Company purchased $25 million of common stock pursuant to the 2007 program. In April 2007, the Board approved an increase of $450 million to the existing share repurchase program bringing the aggregate authorized share repurchase program to $750 million.

PIONEER NATURAL RESOURCES COMPANY

Item 6.    Exhibits

Exhibits

4.1

Seventh Supplemental Indenture, dated as of March 12, 2007, among the Company, Pioneer Natural Resources USA, Inc., The Bank of New York Trust Company, N.A, as original trustee under the indenture, and Wells Fargo Bank, National Association, as series trustee, with respect to that indenture, dated as of January 13, 1998, between the Company and Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).

4.2	Form of 6.65% Senior Notes due 2017 of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).
10.1 (a)	Amended and Restated 5-Year Revolving Credit Agreement dated as of April 11, 2007 among the Company, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and certain other lenders.
31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 8, 2007	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 8, 2007	By:	/s/ Darin G. Holderness
Darin G. Holderness
Vice President and Chief
>Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

4.1

Seventh Supplemental Indenture, dated as of March 12, 2007, among the Company, Pioneer Natural Resources USA, Inc., The Bank of New York Trust Company, N.A, as original trustee under the indenture, and Wells Fargo Bank, National Association, as series trustee, with respect to that indenture, dated as of January 13, 1998, between the Company and Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).

4.2	Form of 6.65% Senior Notes due 2017 of the Company (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).
10.1 (a)	Amended and Restated 5-Year Revolving Credit Agreement dated as of April 11, 2007 among the Company, as Borrower, JPMorgan Chase Bank, N.A. as Administrative Agent and certain other lenders.
31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.