Form 10-Q
period 2007-06-30
PIONEER NATURAL RESOURCES CO
filed 2007-08-09
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 7, 2007	123,161,645

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

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.
•	"Bcf" means one billion cubic feet and is a measure of natural gas volume.
•

"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

•	"BOEPD" means BOE per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	"CBM" means coal bed methane.
•	"IPO" means initial public offering.
•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBbl" means one million Bbls.
•	"MMBOE" means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcfpd" means one million cubic feet per day.
•	"NGL" means natural gas liquid.
•	"NYMEX" means the New York Mercantile Exchange.
•	"Pioneer" or "the Company" means Pioneer Natural Resources Company and its subsidiaries.
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

(ii)Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

(iii)Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil, natural gas and natural gas liquids, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil, natural gas and natural gas liquids, that may occur in undrilled prospects; and (D) crude oil, natural gas and natural gas liquids, that may be recovered from oil shales, coal, gilsonite and other such sources.

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,318	$7,033
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,119 and $6,999 as of June 30, 2007 and December 31, 2006, respectively	198,725	195,534
Due from affiliates	653	3,837
Income taxes receivable	61,291	24,693
Inventories	108,483	95,131
Prepaid expenses	5,999	11,509
Deferred income taxes	90,549	82,927
Other current assets:
Derivatives	56,812	63,665
Other	49,392	52,229
Total current assets	597,222	536,558
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	8,894,449	7,967,708
Unproved properties	215,196	210,344
Accumulated depletion, depreciation and amortization	(2,099,722)	(1,895,408)
Total property, plant and equipment	7,009,923	6,282,644
Deferred income taxes	478	345
Goodwill	309,830	309,908
Other property and equipment, net	131,381	131,840
Other assets:
Derivatives	4,703	4,333
Other, net of allowance for doubtful accounts of $4,039 and $4,045 as of June 30, 2007 and December 31, 2006, respectively	84,326	89,771
	$8,137,863	$7,355,399

The financial information included as of June 30, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$312,825	$332,795
Due to affiliates	10,777	17,025
Interest payable	41,274	31,008
Income taxes payable	15,765	12,865
Other current liabilities:
Derivatives	137,343	141,898
Deferred revenue	169,812	181,232
Other	192,395	170,156
Total current liabilities	880,191	886,979

Long-term debt	2,229,988	1,497,162
Derivatives	71,468	125,459
Deferred income taxes	1,264,590	1,172,507
Deferred revenue	404,343	483,279
Other liabilities and minority interests	197,061	205,342
Stockholders' equity:
Common stock, $.01 par value: 500,000,000 shares authorized; 123,228,975 and 122,686,073 shares issued at June 30, 2007 and December 31, 2006, respectively	1,232	1,227
Additional paid-in capital	2,674,749	2,654,047
Treasury stock, at cost: 2,093,392 and 1,183,090 shares at June 30, 2007 and December 31, 2006, respectively	(91,454)	(53,274)
Retained earnings	538,542	497,488
Accumulated other comprehensive income (loss):
Net deferred hedge losses, net of tax	(126,142)	(167,220)
Cumulative translation adjustment	93,295	52,403
Total stockholders' equity	3,090,222	2,984,671
Commitments and contingencies
	$8,137,863	$7,355,399

The financial information included as of June 30, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas	$458,032	$407,570	$849,950	$787,038
Interest and other	27,690	9,741	41,606	22,852
Loss on disposition of assets, net	(1,802)	(3,403)	(1,542)	(3,476)
	483,920	413,908	890,014	806,414
Costs and expenses:
Oil and gas production	120,417	103,066	224,830	197,749
Depletion, depreciation and amortization	103,979	87,984	196,117	170,390
Impairment of long-lived assets	17,891	—	17,891	—
Exploration and abandonments	69,790	41,618	146,162	124,260
General and administrative	30,811	29,468	65,255	61,715
Accretion of discount on asset retirement obligations	2,146	1,154	4,204	2,302
Interest	30,502	22,766	58,996	59,342
Hurricane activity, net	47,000	—	60,548	38,000
Other	10,195	11,759	18,608	16,813
	432,731	297,815	792,611	670,571

Income from continuing operations before income taxes	51,189	116,093	97,403	135,843
Income tax provision	(16,284)	(50,207)	(32,203)	(70,924)
Income from continuing operations	34,905	65,886	65,200	64,919
Income from discontinued operations, net of tax	1,575	22,153	873	566,327
Net income	$36,480	$88,039	$66,073	$631,246

Basic earnings per share:
Income from continuing operations	$0.29	$0.52	$0.53	$0.52
Income from discontinued operations, net of tax	0.01	0.18	0.01	4.48
Net income	$0.30	$0.70	$0.54	$5.00

Diluted earnings per share:
Income from continuing operations	$0.29	$0.52	$0.53	$0.52
Income from discontinued operations, net of tax	0.01	0.17	0.01	4.34
Net income	$0.30	$0.69	$0.54	$4.86

Weighted average shares outstanding:
Basic	121,226	125,629	121,374	126,282
Diluted	122,776	129,624	122,847	130,346

Dividends declared per share	$—	$—	$0.13	$0.12

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except dividends per share)

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Net Deferred Hedge Losses, Net of Tax	Cumulative Translation Adjustment	Total Stockholders' Equity
Balance as of January 1, 2007	121,502	$1,227	$2,654,047	$(53,274)	$497,488	$(167,220)	$52,403	$2,984,671

Dividends declared ($.13 per share)	—	—	—	—	(16,035)	—	—	(16,035)
Exercise of long-term incentive plan stock options	372	—	—	16,069	(8,984)	—	—	7,085
Purchase of treasury stock	(1,281)	—	—	(54,249)	—	—	—	(54,249)
Tax benefits related to stock-based compensation	—	—	4,352	—	—	—	—	4,352
Compensation costs:
Compensation awards	543	5	(5)	—	—	—	—	—
Compensation costs included in net income	—	—	16,355	—	—	—	—	16,355
Net income	—	—	—	—	66,073	—	—	66,073
Other comprehensive income (loss):
Net hedging activity, net of tax:
Net deferred hedge gains	—	—	—	—	—	17,292	—	17,292
Net hedge losses included in continuing operations	—	—	—	—	—	23,786	—	23,786
Translation adjustment	—	—	—	—	—	—	40,892	40,892

Balance as of June 30, 2007	121,136	$1,232	$2,674,749	$(91,454)	$538,542	$(126,142)	$93,295	$3,090,222

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$36,480	$88,039	$66,073	$631,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	103,979	87,984	196,117	170,390
Impairment of long-lived assets	17,891	—	17,891	—
Exploration expenses, including dry holes	42,921	17,354	89,886	69,936
Hurricane activity	47,000	—	66,000	42,000
Deferred income taxes	52,628	50,223	63,394	67,184
Loss on disposition of assets, net	1,802	3,403	1,542	3,476
Loss on extinguishment of debt	—	8,076	—	8,076
Accretion of discount on asset retirement obligations	2,146	1,154	4,204	2,302
Discontinued operations	(61)	(1,002)	(2,167)	(540,655)
Interest expense	4,487	2,118	9,213	5,165
Commodity hedge related activity	4,734	(6,061)	10,633	(5,553)
Amortization of stock-based compensation	8,617	10,824	16,355	18,310
Amortization of deferred revenue	(45,322)	(47,886)	(90,356)	(95,835)
Other noncash items	3,125	4,892	(3,152)	7,591
Change in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	15,789	37,137	562	163,165
Income taxes receivable	(49,156)	104	(36,598)	(15)
Inventories	(11,393)	(18,994)	(9,404)	(39,125)
Prepaid expenses	4,064	14,228	5,219	1,964
Other current assets, net	(399)	(341)	(187)	9,207
Accounts payable	(7,996)	(18,758)	(32,586)	(96,413)
Interest payable	13,736	8,826	10,266	(10,274)
Income taxes payable	(3,915)	(78,236)	2,900	55,815
Other current liabilities	(23,795)	(4,438)	(38,446)	8,927
Net cash provided by operating activities	217,362	158,646	347,359	476,884
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	13,272	679,371	18,037	1,642,562
Additions to oil and gas properties	(536,152)	(309,544)	(974,799)	(644,432)
Additions to other assets and other property and equipment, net	(16,102)	(26,291)	(29,675)	(32,839)
Net cash provided by (used in) investing activities	(538,982)	343,536	(986,437)	965,291
Cash flows from financing activities:
Borrowings under long-term debt	369,000	534,219	1,091,000	898,490
Principal payments on long-term debt	—	(438,571)	(361,555)	(1,702,842)
Payments of other liabilities	(3,805)	(1,428)	(9,560)	(17,858)
Exercise of long-term incentive plan stock options	4,716	2,744	7,085	4,666
Purchase of treasury stock	(22,812)	(170,464)	(54,249)	(172,445)
Excess tax benefits from share-based payment arrangements	2,781	918	4,321	1,933
Payment of financing fees	(776)	(2,169)	(4,295)	(2,169)
Dividends paid	(16,035)	(15,510)	(16,035)	(15,510)
Net cash provided by (used in) financing activities	333,069	(90,261)	656,712	(1,005,735)
Net increase in cash and cash equivalents	11,449	411,921	17,634	436,440
Effect of exchange rate changes on cash and cash equivalents	519	2,139	651	1,800
Cash and cash equivalents, beginning of period	13,350	42,982	7,033	18,802
Cash and cash equivalents, end of period	$25,318	$457,042	$25,318	$457,042

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$36,480	$88,039	$66,073	$631,246
Other comprehensive income:
Net hedge activity, net of tax:
Net deferred hedge gains (losses)	28,367	(1,806)	17,292	36,948
Net hedge gains included in continuing operations	11,441	15,185	23,786	54,917
Net hedge losses included in discontinued operations	—	—	—	126,272
Translation adjustment	37,731	13,018	40,892	10,783
Other comprehensive income	77,539	26,397	81,970	228,920
Comprehensive income	$114,019	$114,436	$148,043	$860,166

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE A.	Organization and Nature of Operations

Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with operations in the United States, Canada, Equatorial Guinea, Nigeria, South Africa and Tunisia.

NOTE B.	Basis of Presentation

Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. See Note P for additional information regarding discontinued operations.

Inventories. Inventories consisted of $107.1 million and $93.7 million of materials and supplies and $1.4 million of commodities as of June 30, 2007 and December 31, 2006, respectively. The Company's materials and supplies inventory primarily comprises oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Commodities inventory is carried at the lower of weighted average cost or market, on a first-in, first-out basis. Any valuation reductions to inventory are reflected as a loss on disposition of assets in the Consolidated Statements of Operations. As of June 30, 2007 and December 31, 2006, the Company's materials and supplies inventory was net of $2.6 million and $4.2 million, respectively, of valuation reserve allowances.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States and Nigeria. Associated therewith, the Company has recognized minority interests in consolidated subsidiaries of $10.9 million and $14.4 million in other liabilities and minority interests in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, respectively.

Minority interests in the net losses of the Company's consolidated Nigerian subsidiary amounting to $.4 million and $2.5 million for the three and six months ended June 30, 2007, respectively, as compared to $.7 million and $3.6 million for the same respective periods of 2006, are included in interest and other income in the Consolidated Statements of Operations. Minority interests in the net income of the Company's consolidated United States subsidiaries amounting to $.6 million and $1.3 million for the three and six months ended June 30, 2007, respectively, as compared to $.6 million and $1.5 million for the same respective periods in 2006, are included in other expense in the Consolidated Statements of Operations.

Stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") to account for stock-based compensation. For equity-based compensation awards granted or modified subsequent to January 1, 2006, compensation expense, based on the fair value on the date of grant, is being recognized in the Company's financial statements over the vesting period. The Company utilizes (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) the stock price on the date of grant for the fair value of restricted stock awards and (c) the Monte Carlo simulation method for the fair value of performance unit awards. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") to account for stock options. Prior period financial statements have not been restated. The Company recorded no cumulative effect as a result of adopting SFAS 123(R).

For the three and six months ended June 30, 2007, the Company recorded $8.6 million and $16.4 million of stock-based compensation costs for all plans, respectively, as compared to $10.8 million and $18.3 million for the same respective periods of 2006.

Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the Consolidated Balance Sheets at June 30, 2007 and December 31, 2006, do not include 2,024,882 shares and 1,946,211 shares, respectively, related to unvested restricted stock awards. During the six months ended June 30, 2007, the Company issued 777,476 shares of restricted stock, net of associated forfeitures, for which restrictions will lapse in future periods.

As of June 30, 2007, there was approximately $54.2 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock and performance unit awards. This compensation will be recognized over the remaining vesting periods, which on a weighted average basis is approximately twenty-one months.

Reclassifications. Certain reclassifications have been made to the 2006 amounts in order to conform with the 2007 presentation. Specifically, (a) the Company reduced its exploration and abandonments expense by $42.0 million and interest and other income by $4.0 million for the six months ended June 30, 2006, which represents reclassification of abandonment costs and insurance recoveries for the Company's East Cameron facility destroyed by Hurricane Rita to hurricane activity, net expense in the Consolidated Statements of Operations, (b) the Company reclassified the aforementioned $42.0 million of East Cameron abandonment charge from exploration and abandonments to hurricane activity within net cash flows from operating activities in the Consolidated Statements of Cash Flows, (c) $1.3 million and $17.2 million for the three and six months ended June 30, 2006, respectively, of unfunded check issuances were reclassified from changes in accounts payable in net cash flows from operating activities to payment of other liabilities in net cash flows from financing activities within the Consolidated Statements of Cash Flows, (d) $0.9 million and $1.9 million for the three and six months ended June 30, 2006, respectively, of excess tax benefits from share-based payment arrangements were reclassified from other noncash items in net cash flows from operating activities to financing activities within the Consolidated Statements of Cash Flows and (e) $104 thousand and $(15) thousand for the three and six months ended June 30, 2006, respectively, of

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

income taxes receivable were reclassified from changes in other current assets, net to changes in income taxes receivable in net cash flows from operating activities within the Consolidated Statements of Cash Flows.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of SFAS 159 is not expected to have a material effect on the financial condition or results of operations of the Company.

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

The following table reflects the Company's capitalized exploratory well activity during the three and six months ended June 30, 2007:

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(in thousands)

Beginning capitalized exploratory well costs	$294,877	$265,053
Additions to exploratory well costs pending the determination of proved reserves	106,058	218,898
Reclassification due to determination of proved reserves	(57,821)	(96,726)
Impairment of properties	(3,377)	(3,377)
Exploratory well costs charged to exploration expense	(24,138)	(68,249)

Ending capitalized exploratory well costs	$315,599	$315,599

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

         The following table provides an aging as of June 30, 2007 and December 31, 2006 of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

	June 30,	December 31,
	2007	2006
	(in thousands, except well counts)

Capitalized exploratory well costs that have been capitalized:
One year or less	$111,866	$126,749
Greater than one year	203,733	138,304

	$315,599	$265,053

Number of projects with exploratory well costs that have been capitalized for a period greater than one year	14	14

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of June 30, 2007:

	Total	2007	2006	2005	2004	2003	2002
	(in thousands)
United States:
Clipper	$75,910	$668	$37,027	$38,215	$—	$—	$—
Lay Creek	44,815	13,555	31,260	—	—	—	—
Oooguruk	52,205	—	—	5,122	1,014	45,565	504
Other	14,368	2,364	9,031	2,973	—	—	—
Canada	15,809	112	13,655	2,042	—	—	—
Equatorial Guinea	626	178	183	265	—	—	—
Total	$203,733	$16,877	$91,156	$48,617	$1,014	$45,565	$504

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

Lay Creek. The Company’s Lay Creek project is a coal bed methane pilot program located in northwestern Colorado. The Company has drilled 17 wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company completed the water treatment facilities and plans to initiate sales of production in the second half of 2007. Determination of success of the pilot project is dependent on the ability to dewater the formation and determine if commercial quantities of gas can be produced. The pilot project is currently in the dewatering phase and if the pilot project is successful then full field development could begin in 2008.

Oooguruk. During 2003, the Company's Alaskan Oooguruk discovery wells found quantities of oil believed to be commercial. In 2003, the Company began farm-in discussions with the owner of undeveloped discoveries in adjacent acreage given its proximity and the potential cost benefits of a larger scale project. The farm-in was

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

During 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company completed the installation and armoring of the offshore gravel drilling and production site during 2006. During the first half of 2007, the flowline and facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit were installed. Operations are underway to connect and commission the flowline and facilities. Pioneer is currently assembling the drilling rig on location and plans to commence drilling approximately 40 horizontal wells to develop the discovery in the second half of 2007. The Company estimates first production will occur during the first half of 2008.

NOTE D.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of June 30, 2007 and December 31, 2006, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $73.1 million and $94.7 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2002. In the fourth quarter of 2006, the Internal Revenue Service commenced an examination of the Company’s 2004 U.S. income tax return that is anticipated to be completed by the end of 2007. In addition, the Company’s 2003 through 2005 state income tax returns in Colorado and Louisiana are currently under audit, the Tunisian government is concluding an audit of the Company’s 2002 through 2005 income tax returns for the Adam Concession, and the Canada Revenue Agency is currently auditing the Company’s 2003 and 2004 Canadian income tax returns. As of June 30, 2007, no significant adjustments have been proposed in any jurisdiction.

In February 2007, the Republic of South Africa passed legislation that included significant new tax benefits for oil and gas activities. Effective January 1, 2007, the Company is allowed a deduction from oil and gas income equal to 200 percent of exploration expenditures and 150 percent of development expenditures. Pursuant to the new tax legislation, the Company recorded a $5.2 million tax benefit for the six months ended June 30, 2007 associated with capital expenditures incurred after the effective date, primarily related to the South Coast Gas project.

Pursuant to Accounting Principles Board (“APB”) Opinion No. 23 “Accounting for Income Taxes – Special Areas”, the Company historically treated the undistributed earnings in South Africa as permanently reinvested and did not provide for a U.S. tax on such earnings. As of June 30, 2007, the Company made the determination that it no longer had identifiable plans to reinvest these earnings in South Africa and accordingly recorded $13.0 million of U.S. deferred tax expense in the second quarter of 2007. Prospectively, the Company will record U.S. taxes on the earnings of its South African subsidiaries.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

During the second quarter of 2007, the Company commenced plans to relinquish its interest in Block 256 and entered into an agreement to divest its interest in a subsidiary that held an interest in Block 320 in deepwater Nigeria. The agreement was terminated and the Company intends to withdraw from Block 320. Relinquishing of Block 256 is a result of unsuccessful drilling efforts while the withdrawal from Block 320 is a result of the terminated attempt to dispose of its interest and legal compliance matters, which are more fully discussed in Note O. With the plan to relinquish Block 256 and withdraw from Block 320, the Company plans to exit Nigeria. This exit allows the Company to deduct in the U.S. the cumulative expenditures associated with its past Nigerian activities and accordingly, during the second quarter of 2007, the Company recognized a $40.0 million tax benefit.

Income tax (provisions) benefits. The Company's income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Current:
U.S. federal	$48,842	$10,460	$53,619	$12,973
U.S. state and local	—	(12)	—	(3)
Foreign	(12,498)	(10,432)	(22,428)	(16,710)
	36,344	16	31,191	(3,740)
Deferred:
U.S. federal	(46,554)	(38,703)	(58,717)	(48,640)
U.S. state and local	(1,458)	(14,297)	(1,948)	(14,099)
Foreign	(4,616)	2,777	(2,729)	(4,445)
	(52,628)	(50,223)	(63,394)	(67,184)

	$(16,284)	$(50,207)	$(32,203)	$(70,924)

Discontinued operations. The Company's income tax (provisions) benefits attributable to income from discontinued operations consisted of the following for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Current:
U.S. federal	$—	$(7,874)	$—	$(148,599)
U.S. state and local	—	290	—	(1,850)
Foreign	(202)	(961)	(4,698)	(2,126)
	(202)	(8,545)	(4,698)	(152,575)
Deferred:
U.S. federal	(40)	1,374	(40)	(140,902)
U.S. state and local	—	(104)	—	(6,319)
Foreign	116	(881)	2,371	123
	76	389	2,331	(147,098)

	$(126)	$(8,156)	$(2,367)	$(299,673)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE E.	Long-term Debt

Lines of credit. During April 2007, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") that matures in April 2012 unless extended in accordance with the terms of the Credit Facility. The Credit Facility also provides for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $2.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added. As of June 30, 2007, the Company had $559.0 million of outstanding borrowings under the Credit Facility and had $119.0 million of undrawn letters of credit, of which $115.4 million were undrawn commitments under the Credit Facility, leaving the Company with $825.6 million of unused borrowing capacity under the Credit Facility.

Borrowings under the Credit Facility may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $150 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the "Applicable Margin") that is determined by a reference grid based on the Company’s debt rating (currently .75 percent). Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. Letters of credit outstanding under the Credit Facility are subject to a per annum fee, representing the Applicable Margin plus .125 percent.

The Credit Facility contains certain financial covenants, which include the maintenance of a ratio of total debt to book capitalization less intangible assets, accumulated other comprehensive income and certain noncash asset impairments not to exceed .60 to 1.0. The covenants also include the maintenance of a ratio of the net present value of the Company’s oil and gas properties to total debt of at least 1.75 to 1.0 until the Company achieves an investment grade rating by Moody’s Investors Service, Inc. or Standard & Poors Ratings Group, Inc.

Senior notes. During March 2007, the Company issued $500 million of 6.65% senior notes due 2017 (the "6.65% Notes") and received proceeds, net of issuance discount and underwriting costs, of $494.9 million. The Company used the net proceeds from the issuance of the 6.65% Notes to reduce indebtedness under its Credit Facility.

On August 15, 2007, $32.1 million principal amount of the Company’s 8.25% senior notes mature and on January 15, 2008, $3.8 million principal amount of the Company’s 6.50% senior notes mature. The Company has both the intent and ability to fund the maturities of these senior notes with borrowings under the Credit Facility. Accordingly, the Company has classified these notes as noncurrent in its accompanying Consolidated Balance Sheets.

NOTE F.	Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency fluctuations. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company also may enter into physical delivery contracts that effectively provide commodity price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, these contracts are not recorded in the financial statements.

All derivatives are recorded in the balance sheet at estimated fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts with the objective of reducing its costs of capital. As of June 30, 2007 and December 31, 2006, the Company was not a party to any open fair value hedges.

As of June 30, 2007, the carrying value of the Company's long-term debt in the Consolidated Balance Sheets included a $3.3 million reduction attributable to net deferred hedge losses on terminated fair value hedges that are being amortized as increases to interest expense over the original terms of the terminated agreements. During the three and six months ended June 30, 2007, the Company's amortization of deferred hedge losses and gains on terminated interest rate swaps increased the Company's reported interest expense by $123 thousand and $196 thousand, respectively. The Company’s amortization of deferred hedge losses and gains on terminated interest rate swaps decreased reported interest expense for the three and six months ended June 30, 2006 by $4 thousand and $109 thousand, respectively.

The following table sets forth, as of June 30, 2007, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

	Net deferred interest rate hedge losses
	Fair Value	Cash Flow	Total
	(in thousands)
2007 (remaining six months)	$131	$105	$236
2008	$257	$231	$488
2009	$281	$260	$541
2010	$307	$293	$600
2011	$337	$328	$665
Thereafter	$1,978	$1,960	$3,938

Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of June 30, 2007, all of the Company's open commodity hedges are designated as hedges of Canadian or United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

          Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of June 30, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily oil production hedged (a):
2007 – Collar Contracts
Volume (Bbl)			5,000	5,000	5,000
Price per Bbl			$63.00 - $76.04	$63.00 - $76.04	$63.00 - $76.04

2007 – Swap Contracts
Volume (Bbl)			5,000	5,000	5,000
Price per Bbl			$69.55	$69.55	$69.55

2008 – Swap Contracts
Volume (Bbl)	13,500	13,500	13,500	13,500	13,500
Price per Bbl	$59.04	$59.04	$59.04	$59.04	$59.04

2009 – Collar Contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl	$65.00 - $76.50	$65.00 - $76.50	$65.00 - $76.50	$65.00 - $76.50	$65.00 - $76.50

2009 – Swap Contracts
Volume (Bbl)	6,000	6,000	6,000	6,000	6,000
Price per Bbl	$70.47	$70.47	$70.47	$70.47	$70.47

2010 – Swap Contracts
Volume (Bbl)	4,000	4,000	4,000	4,000	4,000
Price per Bbl	$71.46	$71.46	$71.46	$71.46	$71.46

_____________

(a)

Subsequent to June 30, 2007, the Company entered into additional oil swap contracts for 1,500 Bbls per day of the Company’s August through December 2007 production at an average price of $73.00 per Bbl and 250 Bbls per day of the Company’s 2008 production at an average price of $73.43 per Bbl. The Company also entered into oil collar contracts for 3,000 Bbls per day of the Company’s 2008 production at an average floor price of $65.00 per Bbl and an average ceiling price of $80.80 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

         The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth (i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of settlements of oil price hedges on oil revenue from continuing operations for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Average price reported per Bbl	$60.38	$69.71	$57.25	$64.86
Average price realized per Bbl	$62.48	$67.15	$59.55	$63.63
VPP increase to oil revenue (in millions)	$27.5	$29.1	$54.8	$58.0
Reduction to oil revenue from hedging activity (in millions) (a)	$(32.4)	$(23.4)	$(65.5)	$(52.5)

_____________

(a)	Excludes hedge losses of $12.3 million attributable to discontinued operations for the three and six months ended June 30, 2006.

Natural gas liquids prices. During the three and six months ended June 30, 2007 and 2006, the Company did not enter into any NGL hedge contracts. There were no outstanding NGL hedge contracts at June 30, 2007. Subsequent to June 30, 2007, the Company entered into natural gas liquids swap contracts for 500 Bbls per day of the Company’s 2008 production at an average price of $44.33 per Bbl and 500 Bbls per day of the Company’s 2009 production at an average price of $41.75 per Bbl.

Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of June 30, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily gas production hedged (a):
2007 – Swap Contracts
Volume (MMbtu)			225,000	225,000	225,000
Price per MMBtu			$7.71	$7.71	$7.71

2008 – Swap Contracts
Volume (MMbtu)	60,000	40,000	40,000	40,000	44,973
Price per MMBtu	$9.00	$8.78	$8.78	$8.78	$8.85

_____________

(a)

Subsequent to June 30, 2007, the Company entered into additional gas swap contracts for 2,500 MMBtu per day of the Company’s 2008, 2009, and 2010 production at average prices of $7.35, $7.55 and $7.33 per MMBtu, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

         The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of settlements of gas price hedges on gas revenue from continuing operations for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Average price reported per Mcf	$7.45	$6.25	$7.39	$6.48
Average price realized per Mcf	$6.49	$5.75	$6.39	$6.37
VPP increase to gas revenue (in millions)	$17.8	$18.8	$35.6	$37.8
Increase (reduction) to gas revenue from hedging activity (in millions) (a)	$14.3	$(3.3)	$27.3	$(31.6)

_____________

(a)	Excludes hedge losses of $3.4 million attributable to discontinued operations for the three and six months ended June 30, 2006.

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

Hedge ineffectiveness. During the six months ended June 30, 2007, the Company recorded net ineffectiveness charges of $.9 million, as compared to net ineffectiveness credits of $2.8 million and $11.0 million, respectively, during the three and six months ended June 30, 2006. Hedge ineffectiveness represents the ineffective portions of changes in fair values of the Company’s cash flow hedging instruments.  The primary causes of changes in ineffectiveness are changes in correlations and derivative fair values associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

AOCI - Hedging. As of June 30, 2007 and December 31, 2006, AOCI - Hedging represented net deferred losses of $126.1 million and $167.2 million, respectively. The AOCI - Hedging balance as of June 30, 2007 was comprised of $10.2 million of net deferred losses on the effective portions of open cash flow hedges, $189.5 million of net deferred losses on terminated cash flow hedges (including $3.2 million of net deferred losses on terminated cash flow interest rate hedges) and $73.6 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the six months ended June 30, 2007 was primarily attributable to the reclassification of net deferred hedge losses to net income as derivatives matured, partially offset by increases in future commodity prices relative to the commodity prices stipulated in the hedge contracts. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

During the twelve months ending June 30, 2008, based on current estimates of future commodity prices and interest rates, the Company expects to reclassify $21.0 million of net deferred gains associated with open commodity hedges, $125.6 million of net deferred losses on terminated commodity and interest rate hedges from AOCI - Hedging to oil and gas revenues and interest expense. The Company also expects to reclassify approximately $39.4 million of net deferred income tax benefits associated with commodity and interest rate hedges during the twelve months ending June 30, 2008 from AOCI - Hedging to income tax benefit.

Terminated commodity hedges. At times, the Company terminates open commodity hedge positions when the underlying commodity prices reach a point that the Company believes will be the high or low price of the

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

commodity prior to the scheduled settlement of the open commodity hedge position. This allows the Company to maximize gains or minimize losses associated with the open hedge positions. At the time of termination of the hedges, the amounts are recorded in AOCI – Hedging and amortized to earnings over the periods the production was scheduled to occur.

The following table sets forth, as of June 30, 2007, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2007 net deferred hedge losses			$37,986	$36,567	$74,553
2008 net deferred hedge losses	$26,899	$24,069	$23,914	$24,142	$99,024
2009 net deferred hedge losses	$2,330	$232	$230	$822	$3,614
2010 net deferred hedge losses	$667	$620	$578	$539	$2,404
2011 net deferred hedge losses	$873	$889	$902	$906	$3,570
2012 net deferred hedge losses	$810	$791	$783	$772	$3,156

NOTE G.	Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Beginning asset retirement obligations	$233,107	$156,088	$225,913	$157,035
Liabilities assumed in acquisitions	19	—	19	—
New wells placed on production and changes in estimates (a)	48,665	720	71,347	42,720
Liabilities reclassed to discontinued operations held for sale	—	—	—	—
Disposition of wells	—	(372)	—	(44,042)
Liabilities settled	(24,754)	(2,802)	(42,557)	(3,870)
Accretion of discount on continuing operations	2,146	1,154	4,204	2,302
Accretion of discount on discontinued operations	—	72	—	804
Currency translation	2,071	723	2,328	634

Ending asset retirement obligation	$261,254	$155,583	$261,254	$155,583

____________

(a)

During the three and six months ended June 30, 2007 and the six months ended June 30, 2006, the Company recorded an increase of $47.0 million, $66.0 million and $42.0 million, respectively, to the abandonment estimates for the East Cameron facility that was destroyed by Hurricane Rita in 2005, which is reflected in hurricane activity, net in the Consolidated Statements of Operations. For additional information, see Note N.

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. As of June 30, 2007 and December 31, 2006, the current portion of the Company's asset retirement obligations amounted to $145.4 million and $111.2 million, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE H.	Postretirement Benefit Obligations

As of June 30, 2007 and December 31, 2006, the Company had recorded $20.5 million and $19.8 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of June 30, 2007 or December 31, 2006. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Beginning accumulated postretirement benefit obligations	$20,158	$18,754	$19,837	$18,576
Net benefit payments	(175)	(303)	(400)	(588)
Service costs	259	204	518	408
Accretion of discounts	288	260	575	519

Ending accumulated postretirement benefit obligations	$20,530	$18,915	$20,530	$18,915

NOTE I.	Commitments and Contingencies

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

MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, as Trustee of the Mesa Offshore Trust, which is before the Judicial District Court of Harris County, Texas (334th Judicial District). Subsequently, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") and a group of approximately fifty other unitholders (“Wiegand”) each filed a Petition in Intervention in the lawsuit to assert the same claims as MOSH Holding, L.P. ("MHLP"). MHLP, Dagger-Spine and Wiegand (collectively, "Plaintiffs") are unitholders in the Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The Company owns the managing general partner interest in the partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust ("MOT") prematurely and to capture for itself and Woodside profits that belong to the MOT. Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The relief sought by the Plaintiffs includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction.

In January 2007, the Company announced that they had reached a conditional settlement in the lawsuit. The settlement was subject to certain conditions, including an order by the Court approving the settlement. On June 19, 2007, the Court denied a motion to approve the settlement and as a result, the settlement is void and not effective. A

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

trial on the merits is currently set for December 2007. The Company believes the claims made in the lawsuit are without merit and intends to defend the lawsuit vigorously.

Equatorial Guinea Block H Arbitration. On June 14, 2007, a subsidiary of the Company ("Pioneer EG") commenced arbitration in London, England against Roc Oil (Equatorial Guinea) Company ("ROC EG"), Atlas Petroleum International Limited (“Atlas”) and Osborne Resources Limited (“Osborne”) to determine the parties' relative rights under a joint operating agreement relating to well operations in Block H in deepwater Equatorial Guinea. ROC, Atlas and Osborne have, in turn, notified Pioneer EG of various claims arising under farm-in agreements relating to Block H. In late 2006, the Republic of Equatorial Guinea ratified a new hydrocarbons law, which effectively increases the obligations of the parties subject to the underlying production sharing contract in various respects. Pursuant to the new law, Equatorial Guinea is entitled to participate in any contract area either directly or through the National Oil Company by way of a substantial additional carried interest. In addition, drilling costs for the well have increased significantly beyond those originally anticipated.

Pioneer EG and the other parties in Block H have been evaluating the effect of the new hydrocarbons law and the increased well costs, but have been unable to reach an agreement as to the parties' obligations. Pioneer EG has asserted that it does not have an obligation under the circumstances to fund its share of the costs or its carried share of the other parties' costs of drilling a well on the block. The view of the other parties is that Pioneer EG does not have the right to prevent the drilling of the well or refuse to pay its share of the costs thereof. ROC EG has also notified Pioneer EG that it reserves the right to claim damages if the underlying production sharing contract is terminated by Equatorial Guinea.

The parties have agreed in principle to consolidate their respective claims under the joint operating agreement and the farm-in agreements into a single arbitration to be conducted in London, England. Pioneer EG intends vigorously to assert its position in the arbitration. The Company cannot predict whether the outcome of this proceeding will negatively impact the Company's liquidity, financial position or future results of operations.

Dorchester Refining Company Site. A subsidiary of the Company was notified by the Texas Commission on Environmental Quality ("TCEQ") in August 2005 that the TCEQ considered the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. The TCEQ recently informed the Company that other previous owners and operators applied for acceptance into the Texas Voluntary Cleanup Program to clean up the site. As a result, the TCEQ deleted the site from the state Superfund registry and no longer considers the Company’s subsidiary a potentially responsible party with respect to the site.

Environmental Protection Agency Investigation. On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company is fully cooperating with the government's investigation. The Company cannot predict whether this investigation will negatively impact the Company's liquidity, financial position or future results of operations.

Argentine obligations. In April 2006, the Company provided the purchaser of its Argentine assets certain indemnifications. The Company remains responsible for certain contingent liabilities related to such indemnifications, subject to defined limitations. The Company does not believe that these obligations, which primarily pertain to matters of litigation, environmental contingencies, royalty obligations and income taxes, are probable of having a material impact on its liquidity, financial position or future results of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

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

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding (a):
Basic	121,226	125,629	121,374	126,282
Dilutive common stock options (b)	486	818	476	875
Restricted stock awards	972	853	951	863
Contingently issuable - performance shares (c)	92	—	46	—
Convertible notes dilution (d)	—	2,324	—	2,326

Diluted	122,776	129,624	122,847	130,346

_______________

(a)

In 2007, the Company’s board of directors ("Board") approved a $750 million share repurchase program. During the first half of 2007, the Company purchased $47.7 million of common stock pursuant to the 2007 program.

(b)

Common stock options to purchase 2,976 shares were outstanding but not included in the computations of diluted income per share from continuing operations for the six months ended June 30, 2007 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(c)

A target amount of 145,820 performance units were awarded in 2007. At June 30, 2007, based on the performance criteria met, the Company included 91,518 and 45,759 of performance units in weighted average shares outstanding for the three and six months ended June 30, 2007, respectively.

(d)	The Company had $98 million principal amounts of convertible notes outstanding on June 30, 2006, which were converted during the second half of 2006.

NOTE K.	Geographic Operating Segment Information

The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, Canada, South Africa, Tunisia and Other. Other is primarily comprised of operations in Equatorial Guinea and Nigeria.

As previously referred to in Note B, during 2006, the Company sold its Argentine assets and certain United States oil and gas properties having carrying values, including net deferred hedge losses, of $658.7 million and $430.8 million, respectively. The results of operations of those assets have been reclassified as discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note P for information regarding the Company's discontinued operations.

The following tables provide the Company's interim geographic operating segment data for the three and six months ended June 30, 2007 and 2006. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

	United States	Canada	South Africa	Tunisia	Other	Headquarters	Consolidated Total
	(in thousands)
Three months ended June 30, 2007:
Revenues and other income:
Oil and gas	$372,976	$38,240	$19,546	$27,270	$—	$—	$458,032
Interest and other	—	—	—	—	—	27,690	27,690
Loss on disposition of assets, net	(179)	—	—	—	—	(1,623)	(1,802)
	372,797	38,240	19,546	27,270	—	26,067	483,920
Costs and expenses:
Oil and gas production	95,681	15,039	7,266	2,431	—		120,417
Depletion, depreciation and amortization	77,176	15,675	1,504	2,509	—	7,115	103,979
Impairment of long-lived assets	5,686	—	—	—	12,205	—	17,891
Exploration and abandonments	33,730	5,914	47	5,355	24,744	—	69,790
General and administrative	—	—	—	—	—	30,811	30,811
Accretion of discount on asset retirement obligations	—	—	—	—	—	2,146	2,146
Interest	—	—	—	—	—	30,502	30,502
Hurricane activity, net	47,000	—	—	—	—	—	47,000
Other	—	—	—	—	—	10,195	10,195
	259,273	36,628	8,817	10,295	36,949	80,769	432,731
Income (loss) from continuing operations before income taxes	113,524	1,612	10,729	16,975	(36,949)	(54,702)	51,189
Income tax benefit (provision)	(42,004)	(501)	(3,111)	(10,702)	—	40,034	(16,284)
Income (loss) from continuing operations	$71,520	$1,111	$7,618	$6,273	$(36,949)	$(14,668)	$34,905

Three months ended June 30, 2006:
Revenues and other income:
Oil and gas	$331,212	$34,154	$28,061	$14,143	$—	$—	$407,570
Interest and other	—	—	—	—	—	9,741	9,741
Gain (loss) on disposition of assets, net	150	77	—	—	—	(3,630)	(3,403)
	331,362	34,231	28,061	14,143	—	6,111	413,908
Costs and expenses:
Oil and gas production	83,560	10,780	8,577	149	—	—	$103,066
Depletion, depreciation and amortization	67,305	12,438	1,734	1,006	—	5,501	87,984
Exploration and abandonments	28,335	3,180	47	5,112	4,944	—	41,618
General and administrative	—	—	—	—	—	29,468	29,468
Accretion of discount on asset retirement obligations	—	—	—	—	—	1,154	1,154
Interest	—	—	—	—	—	22,766	22,766
Other	—	—	—	—	—	11,759	11,759
	179,200	26,398	10,358	6,267	4,944	70,648	297,815
Income (loss) from continuing operations before income taxes	152,162	7,833	17,703	7,876	(4,944)	(64,537)	116,093
Income tax benefit (provision)	(55,539)	(2,790)	(5,311)	(5,119)	2,472	16,080	(50,207)
Income (loss) from continuing operations	$96,623	$5,043	$12,392	$2,757	$(2,472)	$(48,457)	$65,886

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

	United States	Canada	South Africa	Tunisia	Other	Headquarters	Consolidated Total
	(in thousands)
Six months ended June 30, 2007:
Revenues and other income:
Oil and gas	$691,446	$76,576	$32,734	$49,194	$—	$—	$849,950
Interest and other	—	—	—	—	—	41,606	41,606
Loss on disposition of assets, net	904	—	—	—	—	(2,446)	(1,542)
	692,350	76,576	32,734	49,194	—	39,160	890,014
Costs and expenses:
Oil and gas production	179,194	30,004	11,312	4,320	—		224,830
Depletion, depreciation and amortization	146,560	28,832	2,575	4,064	—	14,086	196,117
Impairment of long-lived assets	5,686	—	—	—	12,205	—	17,891
Exploration and abandonments	97,382	10,516	91	8,184	29,989	—	146,162
General and administrative	—	—	—	—	—	65,255	65,255
Accretion of discount on asset retirement obligations	—	—	—	—	—	4,204	4,204
Interest	—	—	—	—	—	58,996	58,996
Hurricane activity, net	60,548	—	—	—	—	—	60,548
Other	—	—	—	—	—	18,608	18,608
	489,370	69,352	13,978	16,568	42,194	161,149	792,611
Income (loss) from continuing operations before income taxes	202,980	7,224	18,756	32,626	(42,194)	(121,989)	97,403
Income tax benefit (provision)	(75,103)	(2,243)	(5,439)	(20,349)	—	70,931	(32,203)
Income (loss) from continuing operations	$127,877	$4,981	$13,317	$12,277	$(42,194)	$(51,058)	$65,200

Six months ended June 30, 2006:
Revenues and other income:
Oil and gas	$641,093	$62,516	$55,857	$27,572	$—	$—	$787,038
Interest and other	—	—	—	—	—	22,852	22,852
Gain (loss) on disposition of assets, net	150	77	—	—	—	(3,703)	(3,476)
	641,243	62,593	55,857	27,572	—	19,149	806,414
Costs and expenses:
Oil and gas production	161,461	21,694	13,679	915	—	—	197,749
Depletion, depreciation and amortization	130,921	19,668	6,284	2,151	—	11,366	170,390
Exploration and abandonments	64,616	6,596	130	6,254	46,664	—	124,260
General and administrative	—	—	—	—	—	61,715	61,715
Accretion of discount on asset retirement obligations	—	—	—	—	—	2,302	2,302
Interest	—	—	—	—	—	59,342	59,342
Hurricane activity, net	38,000	—	—	—	—	—	38,000
Other	—	—	—	—	—	16,813	16,813
	394,998	47,958	20,093	9,320	46,664	151,538	670,571
Income (loss) from continuing operations before income taxes	246,245	14,635	35,764	18,252	(46,664)	(132,389)	135,843
Income tax benefit (provision)	(89,879)	(5,213)	(10,729)	(11,334)	23,332	22,899	(70,924)
Income (loss) from continuing operations	$156,366	$9,422	$25,035	$6,918	$(23,332)	$(109,490)	$64,919

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

	June 30, 2007	December 31, 2006
Segment Assets:	(in thousands)

United States	$7,061,938	$6,395,046
Argentina	2,336	2,444
Canada	578,884	547,012
South Africa	176,471	176,789
Tunisia	133,055	72,142
West Africa	17,576	41,238
Headquarters	167,603	120,728
Total consolidated assets	$8,137,863	$7,355,399

NOTE L.	Volumetric Production Payments

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

The Company's VPPs represent limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear future production costs and capital expenditures associated with the reserves; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the assets acquired); (iv) transfer title of the reserves to the purchaser; and (v) allow the Company to retain the remaining reserves after the VPPs volumetric quantities have been delivered.

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

The following table provides information about the deferred revenue carrying values of the Company's VPPs:

	Gas	Oil	Total
	(in thousands)

Deferred revenue at December 31, 2006	$175,088	$489,423	$664,511
Less: 2007 amortization	(35,590)	(54,766)	(90,356)

Deferred revenue at June 30, 2007	$139,498	$434,657	$574,155

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

         The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2007	$90,876
2008	158,139
2009	147,905
2010	90,215
2011	44,951
2012	42,069
$574,155

NOTE M. Interest and Other Income

The following table provides the components of the Company's interest and other income:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$25,000	$—	$25,000	$—
Interest income	771	6,116	1,567	7,139
Royalty obligation credit	—	—	4,816	—
Business interruption insurance claim	—	—	—	3,647
Minority interest in subsidiary net loss (see Note B)	368	722	2,452	3,627
Canadian Alliance marketing gain	1,041	697	1,306	2,426
Bad debt recoveries	—	—	—	2,130
Sales and other tax refunds	—	25	3,704	25
Foreign currency remeasurement and exchange gains (b)	76	1,155	770	1,461
Other income	434	1,026	1,991	2,397

Total interest and other income	$27,690	$9,741	$41,606	$22,852

___________

(a)

The Company earns Alaskan Petroleum Production Tax (“PPT”) credits on qualifying capital expenditures. During June 2007, the Company received a $25.0 million refund from the State of Alaska for a portion of its PPT credits. The Company does not record income from PPT credits until they are realized through a cash refund or sale.

(b)

The Company's operations in Argentina, Canada and Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies. Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

NOTE N.	Insurance Claims

During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. During 2006, the Company settled its business interruption claim with its insurance provider for $18.5 million, of which none was recognized in the first half of 2006.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

As a result of Hurricane Rita, the Company's East Cameron facility, located on the Gulf of Mexico shelf, was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company currently estimates that it will cost approximately $185 million to reclaim and abandon the East Cameron facility. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. During 2007 and 2006, the Company recorded additional abandonment obligation charges of $66.0 million ($47.0 million recorded during the second quarter of 2007) and $75.0 million ($42.0 million recorded during the first six months of 2006), respectively.

The estimate to reclaim and abandon the East Cameron facility contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and well bores. The Company currently believes costs could range from $185 million to $217 million; however, at this point no better estimate than any other amount within the range can be determined, thus the Company has recorded the estimated provision of $185 million.

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

In December 2005, the Company received the $14 million of scheduled property value for the East Cameron assets and recognized a gain of $9.7 million associated therewith. The Company received the $4 million of business interruption recoveries in the first quarter of 2006, which is reflected in hurricane activity, net, in the Consolidated Statements of Operations. During the fourth quarter of 2006, the Company recorded estimated insurance recoveries of $43 million, which is reflected in other current assets in the accompanying Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006, related to the estimated costs for the known debris removal portion of the claim as the Company believes that it is probable that it will be successful in asserting coverage under the debris removal part of its insurance coverage. During the first half of 2007, the Company recognized $5.5 million of insurance recoveries for debris removal that were not related to the previously discussed recovery, which is reflected in hurricane activity, net, in the Consolidated Statement of Operations. No recoveries have been reflected related to the well restoration and safety coverages as the Company is working to resolve certain issues regarding coverage under this section of the insurance policies. The Company recently commenced legal actions against certain of its insurance carriers regarding policy coverage issues. The Company continues to expect that a substantial portion of the loss will be recoverable from insurance.

NOTE O.	Impairment of Long-Lived Assets

Nigerian impairment. In June 2007, the Company entered into an agreement to divest its interest in a subsidiary (owned 59 percent by the Company) that held the interest in the deepwater Nigerian Block 320. The agreement was subject to governmental approval. The governmental approval was not obtained by the deadline and as a result, Pioneer terminated the agreement. Based on the terms of the agreement, which established the Company’s estimate of fair value, the Company recorded a $12.2 million impairment charge during the second quarter of 2007 to reduce the net basis to the estimated fair value.

Also, as a result of on-going due diligence efforts that emerged as part of the Company’s compliance efforts, the Board of Directors of the Company with assistance from outside counsel determined that the Company cannot, consistent with its legal obligations, fund or approve future operations in connection with Block 320. In particular, the Board of Directors of the Company determined that based on recently obtained information, the Company could not continue its efforts with respect to Block 320 in a manner that is consistent with the U.S. Foreign Corrupt Practices Act. As a result, the Company is undertaking a process of withdrawal from the production sharing contract relating to Block 320 and related agreements. Although the Company believes that its actions are

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

compliant with its contractual obligations, other parties may dispute the Company's right to withdraw from (or its position that it is not obligated to perform under) the production sharing contract and related agreements and may bring legal actions against the Company to enjoin the actions or recover damages they allege have been caused thereby.

United States impairment. During the second quarter of 2007, the Company recorded a $5.7 million impairment provision to reduce the carrying values of certain proved oil and gas properties located in the Company's onshore Gulf Coast area. The impairment provision was determined in accordance with SFAS 144, and reduced the carrying values of the assets to their estimated fair value.

NOTE P.	Discontinued Operations

During 2006, the Company sold its interests in the following oil and gas assets:

Country	Description of Assets	Date Divested	Net Proceeds	Gain
(in millions)

United States	Deepwater Gulf of Mexico fields	March 2006	$ 1,156.9 (a)	$ 726.1

Argentina	Argentine assets	April 2006	$ 669.6	$ 10.9

_____________

(a)	Net proceeds do not reflect the cash payment by the Company of $164.3 million for terminated hedges associated with the deepwater Gulf of Mexico assets.

Pursuant to SFAS 144, the Company has reflected the results of operations of the above divestitures as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)
Revenues and other income:
Oil and gas	$308	$18,108	$311	$199,677
Interest and other	1,534	19,411	3,787	21,258
Gain (loss) on disposition of assets (a)	(15)	4,282	(164)	732,784
	1,827	41,801	3,934	953,719
Costs and expenses:
Oil and gas production	2	3,287	103	31,242
Depletion, depreciation and amortization (a)	—	—	—	37,327
Exploration and abandonments (a)	—	1,258	—	7,205
General and administrative	114	6,537	553	8,969
Accretion of discount on asset retirement obligations (a)	—	72	—	804
Interest	—	116	—	460
Other	10	222	37	1,712
	126	11,492	693	87,719
Income from discontinued operations before income taxes	1,701	30,309	3,241	866,000
Income tax benefit (provision):
Current	(202)	(8,545)	(4,699)	(152,575)
Deferred (a)	76	389	2,331	(147,098)
Income from discontinued operations	$1,575	$22,153	$873	$566,327

_____________

(a)	Represents the significant noncash components of discontinued operations included in the Company’s Consolidated Statements of Cash Flows.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

NOTE Q.        Subsequent Event

In July 2007, Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest”), a subsidiary of the Company, filed a preliminary registration statement with the SEC to sell limited partner interests, which is subject to completion. Pioneer Southwest will own interests in certain oil and gas properties, which are currently owned by the Company, in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 44.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the second quarter of 2007 included the following highlights:

•

The recognition of second quarter 2007 net income of $36.5 million ($.30 per diluted share), as compared to $88.0 million ($0.69 per diluted share) for the second quarter of 2006. Net income for the second quarter of 2006 included income from discontinued operations of $22.2 million ($.17 per diluted share), principally reflecting a gain of $10.9 million on the divestiture of the Argentine assets in April 2006.

•	A $25.0 million refund from the State of Alaska associated with Alaskan Petroleum Production Tax (“PPT”).
•

A charge of $47.0 million related to incremental estimated costs to reclaim and abandon the East Cameron 322 facility and wells. The Company expects a substantial portion of this incremental cost to be recoverable from insurance.

•

Charges totaling $35.4 million related to Nigerian activities ($12.2 million associated with impairment of Block 320 and $23.2 million associated with an unsuccessful well and acreage impairment on Block 256).

•	Tax benefit in the U.S. of $40.0 million related to the Company’s plan to exit Nigeria.
•

Net cash provided by operating activities was $217.4 million in the second quarter of 2007 as compared to $158.6 million in the comparable quarter of 2006. The increase in 2007, as compared to 2006, is primarily due to increased sales volumes along with increased NGL and gas prices realized from continuing operations.

•	Repurchase of 469 thousand shares of common stock at an aggregate cost of $22.8 million under the Company’s share repurchase program.

Recent Events

Master Limited Partnership IPO. In July 2007, Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest”), a subsidiary of the Company, filed a preliminary registration statement with the SEC to sell limited partner interests, which is subject to completion. Pioneer Southwest will own interests in certain oil and gas properties, which are currently owned by the Company, in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 44.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public.

This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

Share Repurchase Program. The Company announced in April 2007 that its Board approved a $450 million increase in its previously approved share repurchase program, which, after this increase, authorizes the purchase of up to $750 million of its common stock. Through June 30, 2007, the Company expended approximately $47.7 million of the amounts available under this program.

Amended Credit Agreement. In April 2007, the Company amended its credit facility and extended its maturity until April 2012. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the terms of the amended credit facility and other long-term debt of the Company.

PIONEER NATURAL RESOURCES COMPANY

Capital Budget for 2007.In August 2007, the Company announced the expansion of its 2007 capital budget by $150 million to $1.45 billion, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs. The expansion is in response to (a) the continued drilling success in Tunisia, the Raton field in Colorado, the Bolton field in Mississippi, (b) drilling associated with the recent Fort Worth Barnett shale acquisition and planned Raton Basin acquisition and (c) the increase in facilities costs related to the Alaskan Oooguruk project. The 2007 capital budget is allocated (i) 46 percent to low-risk development drilling in onshore North American core areas, (ii) 22 percent to the development of the South African South Coast Gas and Alaskan Oooguruk projects, (iii) 28 percent to test and develop lower-risk resource plays in onshore North America and Tunisia and (iv) 4 percent to high-impact exploration activities in the United States and West Africa.

The Company believes that its cash flow from operating activities, based on current commodity prices, will not be sufficient to fund the 2007 capital budget. However, the Company believes that borrowings under its credit facility, proceeds from the IPO of Pioneer Southwest, cash flows from operating activities and proceeds from asset dispositions, if any, will be sufficient to fund the 2007 capital program.

Third Quarter 2007 Outlook

Based on current estimates, the Company expects that third quarter 2007 production will average 105,000 to 110,000 BOEPD. The lower end of the range primarily reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

Third quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.50 to $12.50 per BOE based on current NYMEX strip prices for oil and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $10.50 to $11.50 per BOE.

Total exploration and abandonment expense is expected to be $30 million to $60 million and could include up to $32 million from activities in the Company’s resource plays, primarily in the Edwards Trend in South Texas, Unita/Piceance in the Rockies area and Tunisia and $28 million in seismic investments, personnel costs and acreage and other costs.

General and administrative expense is expected to be $30 million to $34 million. Interest expense is expected to be $34 million to $37 million as a result of increased borrowings during the first half of 2007 to fund the front-end loaded 2007 capital program and a reduction in capitalized interest associated with the start-up of the South Coast Gas project. Accretion of discount on asset retirement obligations is expected to be $2 million to $3 million.

The Company's third quarter 2007 effective income tax rate is expected to range from 40 percent to 45 percent based on current capital spending plans.

Acquisitions, Divestments, Operations and Drilling Highlights

During the first half of 2007, the Company spent over $907.6 million of its $1.45 billion capital budget. The 2007 capital budget was front-end loaded with expenditures to progress the Company’s large development projects (the South Coast Gas project in South Africa and the Oooguruk field development on the North Slope of Alaska), drill high-impact exploration projects in Alaska and Nigeria and to drill winter-access areas in Canada.

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

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes by geographic area the Company's finding and development costs incurred during the first half of 2007:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total

United States:
Permian Basin	$3,000	$15,429	$17,116	$187,105	$122	$222,772
Mid-Continent	245	—	5	6,344	—	6,594
Rocky Mountains	561	910	29,823	103,911	381	135,586
Gulf of Mexico	—	13	1,657	549	2,340	4,559
Onshore Gulf Coast	4,726	4,977	64,402	70,341	153	144,599
Fort Worth Barnett Shale	5,598	34,381	1,875	—	21	41,875
Alaska	—	1,555	31,686	162,087	—	195,328
	14,130	57,265	146,564	530,337	3,017	751,313
Canada	82	3,620	26,359	57,081	1,057	88,199
South Africa	—	—	91	101,749	—	101,840
Tunisia	40	1,000	57,886	4,032	992	63,950
Other Foreign	—	—	4,317	—	—	4,317
West Africa:
Equatorial Guinea	—	—	541	—	—	541
Nigeria	—	—	18,289	—	—	18,289
	122	4,620	107,483	162,862	2,049	277,136
Total Worldwide	$14,252	$61,885	$254,047	$693,199	$5,066	$1,028,449

The following table summarizes the Company's development and exploration/extension drilling activities for the six months ended June 30, 2007:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	In Progress

United States	18	301	295	—	24
Canada	3	—	1	1	1
South Africa	2	1	3	—	—
Total Worldwide	23	302	299	1	25

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	In Progress

United States	21	22	13	3	27
Canada	16	17	7	6	20
Tunisia	5	5	3	1	6
West Africa – Nigeria	—	1	—	1	—
Total Worldwide	42	45	23	11	53

PIONEER NATURAL RESOURCES COMPANY

          Permian Basin area. The Company expects to drill approximately 360 wells in 2007 compared to the 300 wells drilled in 2006. The increase is due to the attractive returns on the Spraberry wells and the success of drilling to the deeper Wolfcamp formations in the majority of the newly drilled wells in the Spraberry field, resulting in incremental production and proved reserves. The Company is continuing to pursue acreage expansion opportunities and bolt-on acquisitions in the area.

In July 2007, the Company entered into an agreement under which the Company has the option to purchase an additional 22 percent interest in the Spraberry Midkiff-Benedum gas processing system for $230 million, subject to normal closing adjustments. The additional 22% can be purchased in increments in 2008 and 2009 and, if exercised, will increase the Company’s interest in the system to 49 percent. In conjunction with this transaction, the Company extended its percent of proceeds (“POP”) contract with the plant ten years to 2022 and allowed for incremental increases in the Company’s POP beginning in 2009.

Mid-Continent area. The Company continues to pursue field enhancement alternatives to optimize production in the area. In the Hugoton field, the Company has received regulatory approval and plans to commence commingling of production from the Panoma and Council Grove formations. Pioneer is pursuing regulatory relief in the West Panhandle field to allow for additional future drilling locations.

Rocky Mountains area. Pioneer expects to drill approximately 250 to 300 wells in the Raton field during 2007. Production is increasing as a result of a successful drilling program plus additional field and wellhead compression. Additionally, the Company intends to further enhance its gathering and compression facilities in the area during 2007.

In July 2007, the Company entered into an agreement to acquire an interest in approximately 30,000 net acres in the Raton Basin for $205 million, subject to normal closing adjustments. The acquired interest has approximately 95 Bcf of proved reserves and has current production of approximately 10 MMcfpd. The acquisition is expected to close in the fourth quarter of 2007.

In northwest Colorado, the Company's programs to evaluate the CBM resource potential at Lay Creek and Columbine Springs are progressing. If the pilot projects are successful in producing commercial quantities of gas, full field development could begin in 2008.

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

As a result of Hurricane Rita, the Company’s East Cameron facility, located on the Gulf of Mexico shelf, was destroyed and the Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. During the second quarter of 2007, the Company increased the estimated cost to reclaim and abandon the East Cameron facility by $47.0 million to an aggregate estimated cost of $185 million. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. The Company recently commenced legal actions against certain of its insurance carriers regarding policy coverage issues. The Company continues to expect that a substantial portion of the loss will be recoverable from insurance.

Onshore Gulf Coast area. The Company expects to drill approximately 45 wells (including wells on two to three new prospects) in the Edwards Trend during 2007. The Company continues to add the necessary infrastructure, primarily gas treating capacity and pipeline systems, related to its discoveries and development activity in the trend.

PIONEER NATURAL RESOURCES COMPANY

In the Edwards Trend, the Company also continues its shooting and interpretation of approximately 900 square miles of 3-D seismic data over its 2006 discoveries. The seismic data will allow the Company to more accurately locate and orient the horizontal wells for optimal results.

In the Pawnee field in South Texas, the Company is continuing its new fracture stimulation procedures on the existing wells. The results to date have shown increased production rates and the Company believes the procedure is increasing the recoverable reserves from the wells.

In Mississippi, the Company drilled two successful Cotton Valley wells in the Bolton field and installed a gas treating facility, with a current capacity of 10 MMcfpd, to process the gas. Production from the field is currently limited to the gas treating facility capacity. The Company is planning a 3-D seismic shoot in 2008 for the Bolton field to better define the resource potential and 2008 drilling plans.

Fort Worth Barnett Shale. During the second quarter of 2007, the Company acquired approximately 13,000 gross acres in the Fort Worth Barnett Shale play. The Company has commenced seismic activities and expects to drill up to 10 wells in 2007 on its acreage. The Company plans to pursue additional acquisitions in the area.

Alaska area. On the Oooguruk project, the subsea flowline and facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit have been installed. Pioneer is currently assembling the drilling rig on location and plans to commence drilling approximately 40 horizontal wells to develop the discovery in the second half of 2007. The Company estimates first production will occur during the first half of 2008.

The Company has a 100 percent working interest in the Cosmopolitan Unit. The Company expects to drill an appraisal well to test an additional zone in the previous Cosmopolitan discovery during the second half of 2007.

During the 2006-2007 winter drilling season, the Company participated in drilling two exploratory wells in the National Petroleum Reserve - Alaska area, both of which were noncommercial.

Canada. During the second quarter of 2007, the Company announced that a new gas field discovered in northern Alberta had begun producing at 18 MMcfpd.  Subsequently, the field was shut-in due to the need for increased water handling capabilities, which the Company plans to address during the 2008 winter drilling season.

South Africa. First production from the Company’s South Coast Gas project is expected late in the third quarter of 2007.

Tunisia. As a result of recent drilling success, the Company is increasing its 2007 capital budget. The Company is currently planning to drill at least 6 additional wells in 2007.

In the Adam Concession, the Company has a new discovery and two successful appraisal wells. All three of the wells are currently on production and the Company plans to drill two additional wells in the second half of 2007.

On the Jenein Nord exploration permit, the Company has drilled five discoveries and plans to drill three additional exploration wells during the second half of 2007. The Company is constructing the production facilities and is in the process of applying for a production concession. Production is expected to commence in the fourth quarter of 2007.

The Company’s Anaguid exploration permit is located immediately north of the Jenein Nord exploration permit. The Company has acquired an additional 15 percent interest in the Anaguid permit, subject to certain conditions, including governmental approval. The acquisition will increase the Company’s Anaguid interest to 60 percent and result in the transfer of operations to Pioneer. The Company expects that in connection with the governmental approval, the permit will be extended for eighteen months and the Company will commit to drill a well during the extension period. Following governmental approval of the acquisition, the Company intends to acquire additional 3-D seismic data over portions of the Anaguid and Jenein Nord permits, and expects to drill an Anaguid exploration well in 2008.

PIONEER NATURAL RESOURCES COMPANY

During 2007, the Company also had a discovery on the Borj El Khadra exploration permit. The Company expects to drill an appraisal well in the second half of 2007.

Nigeria. During the second quarter of 2007, the Company participated in the drilling of the Ofuruma 1X well on the Devon Energy-operated Block 256 in deepwater Nigeria. The Ofuruma 1X well found only non-commercial oil and gas accumulations and fulfills the Company's drilling commitments on Block 256. The Company is in the process of relinquishing its interest in Block 256.

A subsidiary of the Company joined other companies in a production sharing contract covering the oil prospecting license for Block 320 in deepwater Nigeria, gaining exploration rights from the Nigerian National Petroleum Corporation. The subsidiary, which holds a 51 percent interest in Block 320, is indirectly owned 59 percent by the Company and 41 percent by an unaffiliated third party. In July 2007, the Company announced that it had reached an agreement to divest its interest with respect to Block 320, subject to governmental approvals and certain other conditions. The purchaser was unable to obtain the requisite governmental approvals prior to the deadline set forth in the agreement (as extended) and as a result, the Company terminated the agreement.

As a result of on-going due diligence efforts that emerged as part of the Company’s compliance efforts, the Board of Directors of the Company with assistance from outside counsel determined that the Company cannot, consistent with its legal obligations, fund or approve future operations in connection with Block 320. In particular, the Board of Directors of the Company determined that based on recently obtained information, the Company could not continue its efforts with respect to Block 320 in a manner that is consistent with the U.S. Foreign Corrupt Practices Act. As a result, the Company is undertaking a process of withdrawal from the production sharing contract relating to Block 320 and related agreements. Although the Company believes that its actions are compliant with its contractual obligations, other parties may dispute the Company's right to withdraw from (or its position that it is not obligated to perform under) the production sharing contract and related agreements and may bring legal actions against the Company to enjoin the actions or recover damages they allege have been caused thereby.

Equatorial Guinea. The Company owns a 50 percent interest in Block H in deepwater Equatorial Guinea, which covers over 240,000 acres. In late 2006, the Republic of Equatorial Guinea ratified a new hydrocarbons law, which effectively increases the obligations of the parties subject to the underlying production sharing contract in various respects. In addition, drilling costs have increased significantly beyond those originally anticipated. The Company and the other parties in Block H have been evaluating the effect of the new hydrocarbons law and the increased well costs, but have been unable to reach an agreement as to the parties' obligations. As a result, the parties have commenced arbitration to determine the parties' relative rights under a joint operating agreement relating to well operations in Block H. See Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's arbitration associated with Block H.

Results of Operations

Oil and gas revenues. Oil and gas revenues from continuing operations totaled $458.0 million and $850.0 million for the three and six months ended June 30, 2007, respectively, as compared to $407.6 million and $787.0 million for the same respective periods of 2006.

The increase in oil and gas revenues from continuing operations during the three and six months ended June 30, 2007, as compared to the same periods of 2006, is reflective of increases in United States, Canadian and Tunisian revenues, partially offset by a decline in South African revenues. The increase in revenues in the United States was primarily due to volume increases resulting from successful drilling activity and reductions in scheduled volumetric production payment (“VPP”) deliveries, combined with an increase in reported natural gas liquids (“NGL”) and gas prices. Revenues in Canada and Tunisia increased primarily due to new volumes attributable to successful drilling programs, partially offset by decreases in commodity prices. South African revenues declined due to normal production decline rates in the Sable field and the timing of oil cargo liftings combined with a decline in reported oil prices.

PIONEER NATURAL RESOURCES COMPANY

         The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Oil (Bbls):
United States	18,753	17,671	18,779	17,320
Canada	292	307	326	292
South Africa	3,080	4,284	2,716	4,680
Tunisia	3,763	2,309	3,927	2,441
Worldwide	25,888	24,571	25,748	24,733
NGLs (Bbls):
United States	17,685	18,731	17,272	18,455
Canada	455	412	397	415
Worldwide	18,140	19,143	17,669	18,870
Gas (Mcf):
United States	308,342	286,270	295,540	280,553
Canada	54,176	44,801	50,962	40,317
Tunisia	7,250	—	3,645	—
Worldwide	369,768	331,071	350,147	320,870
Total (BOE):
United States	87,828	84,114	85,307	82,533
Canada	9,777	8,186	9,217	7,427
South Africa	3,080	4,284	2,716	4,680
Tunisia	4,971	2,309	4,535	2,441
Worldwide	105,656	98,893	101,775	97,081

On a quarter-to-quarter BOE comparison, average daily sales volumes increased by 4 percent in the United States, 19 percent in Canada and 115 percent in Tunisia, while average daily sales volumes decreased by 28 percent in South Africa. In Tunisia, the Company recorded gas sales volumes and revenue under a gas sales arrangement that was completed during the second quarter of 2007.

During the three and six month periods ended June 30, 2007, as compared to the three and six month periods ended June 30, 2006, oil and gas volumes delivered under the Company’s VPPs decreased by five percent (825 BOE per day) and five percent (736 BOE per day), respectively.

PIONEER NATURAL RESOURCES COMPANY

         The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Average reported prices:
Oil (per Bbl):
United States	$57.93	$69.43	$54.97	$64.82
Canada	$60.79	$72.37	$51.94	$69.89
South Africa	$69.73	$71.98	$66.59	$65.94
Tunisia	$64.89	$67.30	$62.11	$62.41
Worldwide	$60.38	$69.71	$57.25	$64.86
NGL (per Bbl):
United States	$39.11	$35.84	$35.51	$34.81
Canada	$55.17	$57.97	$56.87	$56.10
Worldwide	$39.52	$36.32	$35.99	$35.28
Gas (per Mcf):
United States	$7.53	$6.08	$7.36	$6.33
Canada	$6.96	$7.35	$7.53	$7.48
Tunisia	$7.65	$—	$7.65	$—
Worldwide	$7.45	$6.25	$7.39	$6.48
Average realized prices:
Oil (per Bbl):
United States	$60.82	$66.06	$58.13	$63.15
Canada	$60.79	$72.37	$51.94	$69.89
South Africa	$69.73	$71.26	$66.59	$65.61
Tunisia	$64.89	$67.30	$62.11	$62.41
Worldwide	$62.48	$67.15	$59.55	$63.63
NGL (per Bbl):
United States	$39.11	$35.84	$35.51	$34.81
Canada	$55.17	$57.97	$56.87	$56.10
Worldwide	$39.52	$36.32	$35.99	$35.28
Gas (per Mcf):
United States	$6.49	$5.56	$6.37	$6.26
Canada	$6.32	$6.90	$6.43	$7.14
Tunisia	$7.65	$—	$7.65	$—
Worldwide	$6.49	$5.75	$6.39	$6.37

Hedging activities. The Company, from time to time, utilizes commodity swap and collar contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2007, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $18.1 million and $38.2 million, respectively, as compared to $26.7 million and $84.1 million during the same respective periods in 2006. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders’ equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated.

PIONEER NATURAL RESOURCES COMPANY

Deferred revenue. During the three and six months ended June 30, 2007, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $45.4 million and $90.4 million, respectively, as compared to increases of $47.9 and $95.8 million during the same respective periods in 2006. See Notes F and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

Interest and other income. Interest and other income from continuing operations for the three and six months ended June 30, 2007 was $27.7 million and $41.6 million, respectively, as compared to $9.7 million and $22.9 million for the same respective periods in 2006. The $18.0 million increase in interest and other income from continuing operations during the three months ended June 30, 2007, as compared to the same period in 2006, was primarily due to the $25.0 million Alaskan PPT credit realized during the second quarter of 2007, partially offset by a $5.4 million decrease in interest income. The $18.7 million increase in interest and other income from continuing operations during the six months ended June 30, 2007, as compared to the same period in 2006, was primarily due to the aforementioned PPT credit, partially offset by a $3.6 million decrease in business interruption insurance recoveries and a $5.6 million decrease in interest income.

Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $120.4 million and $224.8 million during the three and six months ended June 30, 2007, respectively, as compared to $103.1 million and $197.7 million for the same respective periods of 2006. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 9 percent during the three and six months ended June 30, 2007, as compared to the same respective periods in 2006, primarily due to continuing inflation of oilfield service costs and third-party transportation charges, as well as increases in United States ad valorem taxes due to overall commodity price increases. Also impacting the production costs for the three and six months ended June 30, 2007 are the (i) repair and clean-up costs, and associated production downtime, from severe weather conditions that affected certain areas of the Company’s United States operations during the first quarter of 2007 and (ii) costs of maintenance activities related to the compression facilities in the Raton field in Colorado.

The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three and six months ended June 30, 2007 and 2006:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Lease operating expenses	$7.09	$6.23	$6.90	$6.18
Third-party transportation charges	1.42	1.20	1.40	1.21
Taxes:
Ad valorem	1.38	1.50	1.34	1.36
Production	1.63	1.78	1.64	1.77
Workover costs	1.01	0.74	0.93	0.73

Total production costs	$12.53	$11.45	$12.21	$11.25

PIONEER NATURAL RESOURCES COMPANY

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

United States	$11.97	$10.92	$11.61	$10.81
Canada	$16.90	$14.47	$17.99	$16.14
South Africa	$25.92	$22.00	$23.01	$16.15
Tunisia	$5.38	$0.71	$5.26	$2.07
Worldwide	$12.53	$11.45	$12.21	$11.25

Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $10.81 and $10.65 per BOE for the three and six months ended June 30, 2007, respectively, as compared to $9.78 and $9.70 per BOE during the same respective periods of 2006. Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $10.07 and $9.88 per BOE during the three and six months ended June 30, 2007, respectively, as compared to $9.17 and $9.05 per BOE during the same respective periods in 2006. The increases in per BOE depletion expense from continuing operations of 10 percent and nine percent during the three and six months ended June 30, 2007, respectively, as compared to the same respective periods in 2006, were primarily due to finding cost inflation. Per BOE depletion expense in South Africa during the six months ended June 30, 2007, as compared to the first six months ended June 30, 2006, decreased primarily due to positive proved reserve revisions.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

United States	$9.66	$8.79	$9.49	$8.76
Canada	$17.62	$16.70	$17.28	$14.63
South Africa	$5.37	$4.45	$5.24	$7.42
Tunisia	$5.55	$4.79	$4.95	$4.87
Worldwide	$10.07	$9.17	$9.88	$9.05

Impairment of long-lived assets. During the three and six months ended June 30, 2007, the Company recognized an impairment charge of $17.9 million. Approximately $12.2 million of the impairment relates to the attempted divestiture of the Company's subsidiary that holds the interest in Block 320 in deepwater Nigeria. Additionally, $5.7 million relates to impairment of certain oil and gas properties located in the Company’s onshore Gulf Coast area, as a result of poor well performance. See Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information on the impairment charges.

PIONEER NATURAL RESOURCES COMPANY

          Exploration and abandonments expense. The following tables provide the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three and six months ended June 30, 2007 and 2006 (in thousands):

	United		South
	States	Canada	Africa	Tunisia	Other	Total
Three months ended June 30, 2007:
Geological and geophysical	$21,349	$2,894	$47	$298	$1,551	$26,139
Exploratory dry holes	2,373	1,154	—	5,057	15,554	24,138
Leasehold abandonments and other	10,008	1,866	—	—	7,639	19,513
	$33,730	$5,914	$47	$5,355	$24,744	$69,790

Three months ended June 30, 2006:
Geological and geophysical	$11,962	$2,458	$47	$5,112	$4,404	$23,983
Exploratory dry holes	15,723	533	—	—	540	16,796
Leasehold abandonments and other	650	189	—	—	—	839
	$28,335	$3,180	$47	$5,112	$4,944	$41,618

Six months ended June 30, 2007:
Geological and geophysical	$43,350	$3,948	$91	$576	$6,788	$54,753
Exploratory dry holes	41,387	3,692	—	7,608	15,562	68,249
Leasehold abandonments and other	12,645	2,876	—	—	7,639	23,160
	$97,382	$10,516	$91	$8,184	$29,989	$146,162

Six months ended June 30, 2006:
Geological and geophysical	$32,622	$2,804	$130	$6,196	$13,687	$55,439
Exploratory dry holes	31,358	3,037	—	58	15,155	49,608
Leasehold abandonments and other	636	755	—	—	17,822	19,213
	$64,616	$6,596	$130	$6,254	$46,664	$124,260

The Company's exploration and abandonment expense from continuing operations during the second quarter of 2007 is primarily attributable to (i) continued seismic activity in the Company’s South Texas and Rocky Mountains plays, (ii) the $23.2 million dry hole and abandonment charge for the unsuccessful Ofuruma 1X well on the Devon Energy-operated Block 256 in deepwater Nigeria, (iii) $11.7 million of dry hole and abandonment charges associated with the Company’s exploration activities in the National Petroleum Reserve – Alaska (“NPRA”) on the North Slope of Alaska, (iv) a $5.1 million write off of previously suspended costs associated with an exploration well drilled during 2003 in the Tunisian Anaguid permit and (v) $2.6 million of Canadian dry hole and abandonment charges. During the first half of 2007, the Company drilled and evaluated 34 exploration/extension wells, 23 of which were successfully completed as discoveries. During the same respective period in 2006, the Company drilled and evaluated 213 exploration/extension wells, 201 of which were successfully completed as discoveries. The decline in the number of exploration/extension wells drilled by the Company is reflective of the Company’s significant reduction in its drilling in Canada, primarily in the Horseshoe Canyon area.

General and administrative expense. General and administrative expense from continuing operations for the three and six months ended June 30, 2007 were $30.8 million and $65.3 million, respectively, as compared to $29.5 million and $61.7 million during the same respective periods in 2006. The increase in general and administrative expense from continuing operations during the first six months of 2007, as compared to the first six months of 2006, was primarily due to increases in administrative staff and performance-related compensation costs, including the amortization of restricted stock awarded to officers, directors and employees. As of June 30, 2007, the Company has $54.2 million of deferred compensation expense related to unvested restricted stock awards that will be charged to earnings over a weighted average period of approximately one year and nine months. The Company continues to monitor its general and administrative expense and is focused on administrative cost control. However, the Company anticipates that the formation of Pioneer Southwest will necessitate future growth in the Company’s general and administrative expenses.

PIONEER NATURAL RESOURCES COMPANY

Interest expense. Interest expense from continuing operations was $30.5 million and $59.0 million for the three and six months ended June 30, 2007, respectively, as compared to $22.8 million and $59.3 million for the same respective periods in 2006. The weighted average interest rate on the Company's indebtedness for the three and six months ended June 30, 2007, including the effects of interest rate derivatives and capitalized interest, was 6.5 percent and 6.6 percent, respectively, as compared to 7.2 percent and 6.7 percent for the same respective periods in 2006. The increase in interest expense from continuing operations during the three months ended June 30, 2007, as compared to the same period of 2006, was primarily due to (i) a $12.6 million increase in interest incurred on senior note and credit agreement borrowings due to increased debt funding of additions to oil and gas properties and (ii) a $2.4 million increase in noncash interest expense attributable to certain discounted liabilities and deferred hedge losses, partially offset by (iii) a $7.3 million increase in capitalized interest on the Company’s Oooguruk and South Coast Gas development projects in Alaska and South Africa, respectively. The Company expects interest expense to increase in future periods due to its large development projects nearing completion. The Company will cease its capitalization of interest costs incurred on the projects when they are completed, with the South Coast Gas project expected to be completed during the third quarter of 2007.

Hurricane activity, net. The Company recorded net hurricane related activity expenses of $47.0 million and $60.5 million during the three and six months ended June 30, 2007, respectively, and $38.0 million for the six months ended June 30, 2006, which are associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf that was destroyed during 2005 by Hurricane Rita. The primary reason for the incremental increase in the reclamation and abandonment obligation in the second quarter of 2007 is the result of increases in the amount of time expected to complete certain aspects of the project based on the recent project work experience.

The Company does not plan to rebuild the facility based on the economics of the field. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company recently commenced legal actions against certain of its insurance carriers regarding policy coverage issues. The Company continues to expect that a substantial portion of the loss will be recoverable from insurance. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facility reclamation and abandonment.

Other expenses. Other expenses from continuing operations for the three and six months ended June 30, 2007 were $10.2 million and $18.6 million, respectively, as compared to $11.8 million and $16.8 million for the same respective periods in 2006. The Company’s other expenses include legal and environmental contingency accruals, minority interests in earnings of subsidiaries, foreign exchange losses and other nonrecurring expenses.

Income tax provision. The Company recognized income tax provisions on continuing operations of $16.3 million and $32.2 million during the three and six months ended June 30, 2007, respectively, as compared to $50.2 million and $70.9 million for the same respective periods in 2006. The Company's effective tax rate on continuing operations of 31.8 percent and 33.1 percent during the three and six months ended June 30, 2007, respectively, differs from the combined United States federal and state statutory rate of approximately 37.0 percent primarily due to:

•	foreign tax rates,
•

statutes in foreign jurisdictions that differ from those in the United States, including a newly-enacted South African tax law allowing for the deduction of 150 percent of development expenditures resulting in a $5.2 million tax benefit recognized for the six months ended June 30, 2007,

•	a $40.0 million tax benefit in the second quarter of 2007 related to the Company’s plan to exit from Nigeria, as previously discussed,
•	a $13.0 million U.S. tax provision in the second quarter of 2007 related to the Company no longer having identifiable plans to reinvest the South Africa earnings in South Africa, and
•	changes in deferred tax asset valuation allowances.

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

The Company recognized income from discontinued operations of $1.6 million and $.9 million during the three and six months ended June 30, 2007, respectively, as compared to $22.2 million and $566.3 million for the same respective periods of 2006. The income from discontinued operation for the first half of 2006 includes the gains on the March 2006 disposition of the Company’s deepwater Gulf of Mexico assets and the April 2006 disposition of the Company’s Argentine assets. See Note P of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding discontinued operations.

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

Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and six months ended June 30, 2007, totaled $536.2 million and $974.8 million, respectively, as compared to $309.5 million and $644.4 million for the same respective periods of 2006. During the three and six months ended June 30, 2007, the Company's expenditures for additions to oil and gas properties were funded by $217.4 million and $347.4 million, respectively, of net cash provided by operating activities and borrowings on the Company’s credit facility. During the three and six months ended June 30, 2006, the Company's additions to oil and gas properties were funded by $158.6 million and $476.9 million, respectively, of net cash provided by operating activities and a portion of the $1.6 billion of net proceeds received in conjunction with the March 2006 disposition of the Company's deepwater Gulf of Mexico assets (net of payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets) and the April 2006 disposition of the Company’s Argentine assets.

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2007, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2006, the material changes in the Company's contractual obligations included a $732.8 million increase in outstanding long-term borrowings, a $90.4 million decrease in the Company’s VPP obligations and a $52.1 million decrease in the Company's net derivative obligations. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's long-term debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative obligations during the six months ended June 30, 2007.

PIONEER NATURAL RESOURCES COMPANY

Environmental contingency. A subsidiary of the Company was notified by the Texas Commission on Environmental Quality ("TCEQ") in August 2005 that the TCEQ considered the subsidiary to be a potentially responsible party with respect to the Dorchester Refining Company State Superfund Site located in Mount Pleasant, Texas. In connection with the acquisition of oil and gas assets in 1991, the Company acquired a group of companies, one of which was an entity that had owned a refinery located at the Mount Pleasant site from 1977 until 1984. According to the TCEQ, this refinery was responsible for releases of hazardous substances into the environment. The TCEQ recently informed the Company that other previous owners and operators applied for acceptance into the Texas Voluntary Cleanup Program to clean up the site. As a result, the TCEQ deleted the site from the state Superfund registry and no longer considers the Company’s subsidiary a potentially responsible party with respect to the site. See Note I of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding this matter as well as other environmental and legal contingencies involving the Company.

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

Asset divestitures. During the three and six months ended June 30, 2007, the Company received $13.3 million and $18.0 million of net proceeds from disposition of assets, the substantial portions of which included $12.0 million of proceeds from the sale of two drilling rigs during the second quarter of 2007 and the sale of an unproved domestic prospect during the first quarter of 2007. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.1 million. The proceeds were reduced by $164.3 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million. The net proceeds from these 2006 divestitures were used to reduce outstanding indebtedness, to fund a portion of the Company’s 2006 additions to oil and gas properties, for stock repurchases and for general corporate purposes.

Operating activities. Net cash provided by operating activities during the three and six months ended June 30, 2007 was $217.4 million and $347.4 million, respectively, as compared to $158.6 million and $476.9 million for the same respective periods in 2006. The increase in net cash provided by operating activities during the second quarter of 2007, as compared to the second quarter of 2006, is primarily due to (i) increased sales volumes and increased NGL and gas prices realized from continuing operations, partially offset by increased production costs and (ii) the $25.0 million of income realized from Alaskan PPT credits. The decrease in net cash provided by operating activities during the first six months of 2007, as compared to the comparable period during 2006, was primarily due to 2006 net cash provided by operating activities associated with the divested deepwater Gulf of Mexico and Argentine assets.

Investing activities. Investing activities used $539.0 million and $986.4 million of cash during the three and six months ended June 30, 2007, respectively, and provided $343.5 million and $965.3 million of net cash for the same respective periods of 2006. The decrease in net cash provided by investing activities during the second quarter of 2007, as compared to the second quarter of 2006, is primarily due to the $679.4 million of net proceeds received from the divestiture of assets during the second quarter of 2006, a substantial portion of which resulted from the sale of the Company’s Argentine assets, and offset by a $226.6 million increase in additions to oil and gas properties. The decrease in net cash provided by investing activities during the first half of 2007, as compared to the first half of 2006, is primarily due to the $1.6 billion of net proceeds received from the divestiture of assets during the second quarter of 2006, a substantial portion of which resulted from the sale of the Company’s deepwater Gulf of Mexico and Argentine assets, and offset by a $330.4 million increase in additions to oil and gas properties during the comparable periods. The increase in additions to oil and gas properties is due to the timing of expenditures of the Company’s 2007 capital budget being heavily weighted to the first half of the year.

Financing activities. Net cash provided by financing activities during the three and six months ended June 30, 2007 was $333.1 million and $656.7 million, respectively, as compared to net cash used in financing activities of $90.3 million and $1.0 billion during the same respective periods in 2006. The increases in net cash provided by

PIONEER NATURAL RESOURCES COMPANY

financing activities during the three and six months ended June 30, 2007, as compared to the same periods of 2006, were due to net borrowings of long-term debt during the 2007 periods to fund portions of the Company’s additions to oil and gas properties, as compared to significant repayments of long-term debt during the 2006 periods from net proceeds from the divestitures of deepwater Gulf of Mexico and Argentine assets.

During February 2007, the Board declared a semiannual dividend of $.13 per common share payable to shareholders of record on March 30, 2007. Associated therewith, the Company paid $16.0 million of aggregate dividends during April 2007. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount in the future if warranted by future liquidity and capital resource attributes.

During February 2007, the Board also approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock, which authorization the Board subsequently increased by $450 million during April 2007, for a total program of $750 million. During the three and six months ended June 30, 2007, the Company expended $22.8 million to acquire 469 thousand shares of treasury stock and $54.2 million to acquire 1.3 million shares of treasury stock, respectively. During the three and six months ended June 30, 2006, the Company expended $170.5 million to acquire 4.3 million shares of treasury stock and $172.4 million to acquire 4.4 million shares of treasury stock, respectively. As of June 30, 2007, approximately $702.2 million of treasury stock may be purchased in the future under the $750 million Board authorization.

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

On August 15, 2007, $32.1 million principal amount of the Company’s 8.25% senior notes mature and on January 15, 2008, $3.8 million principal amount of the Company’s 6.50% senior notes mature. The Company intends to fund the maturities of these senior notes with borrowings under its credit facility.

In July 2007, Pioneer Southwest filed a preliminary registration statement with the SEC to sell limited partner interests, which is subject to completion. Pioneer Southwest will own interests in certain oil and gas properties, which are currently owned by the Company, in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 44.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public (the “Offering”). Completion of the Offering is subject to market conditions and numerous other risks beyond the control of Pioneer Southwest, and therefore it is possible that the Offering will not be completed, will not raise the planned amount of capital even if the Offering is completed, or will not be completed when planned. If completed as planned, the Offering is estimated to result in the Company’s receipt of approximately $232 million of net cash proceeds during the second half of 2007.

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

Alaskan Petroleum Production Tax. In 2006, the State of Alaska replaced its severance tax with a new tax called the PPT, beginning in periods after March 31, 2006. The major components of the new PPT are:

•

The "basic tax", which begins at 22.5 percent (this rate can increase based on factors tied to commodity prices) of property income for designated pools of assets in Alaska. Property income is basically defined as oil and gas revenue less lease operating expenses, qualified capital expenditures, property taxes and certain other costs. If property income is a loss then it converts to a PPT loss carryforward at a rate of 20 percent of the property income. PPT loss carryforwards can be used to reduce future PPT liabilities or transferred to a third party. For both the period in 2006 and the six months ended June 30, 2007, the Company estimates its PPT loss carryforwards to be approximately $21.0 million and $26.0 million, respectively.

•

A capital expenditure credit of 20 percent of qualified capital expenditures within Alaska. The credit can be (a) used to reduce a company’s current PPT liability, (b) carried forward and used to reduce future PPT liabilities or (c) transferred to a third party. Certain qualified exploration capital expenditures can receive up to an additional 20 percent capital expenditure credit on the expenditures previously discussed. For 2006 and the six months ended June 30, 2007, the Company estimates its capital expenditure credits to be approximately $20.4 million and $33.6 million, respectively.

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

The Company currently has no production in Alaska and accordingly has no PPT liabilities. The Company anticipates that it will recognize benefits from the carryforwards and credits as they are used to reduce future PPT liabilities, sold to third parties or refunded by the State of Alaska. During the second quarter of 2007, the Company received $25.0 million of PPT credits through a refund from the State of Alaska, which amount has been recognized in interest and other income in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2007. The Company may sell additional certificates in the future. Currently, the State of Alaska budgets annual amounts to provide for refunds of PPT credits; however, no assurances can be made that the State of Alaska will budget for future refunds. The Company cannot predict the price that a third-party would pay for the certificates, but anticipates that it will be at a discount to the face amount of the certificates.

Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity under the credit facility. There were $559.0 million of borrowings under the credit facility as of June 30, 2007. After deducting $115.4 million of undrawn and outstanding letters of credit under the credit facility, the Company had $825.6 million of unused borrowing capacity as of June 30, 2007. In the future, to the extent that Pioneer's liquidity results in cash in excess of immediate capital needs, the Company may repay indebtedness or invest the excess funds.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P’s rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in the Company’s debt ratings could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of June 30, 2007, the Company was in compliance with all of its debt covenants.

PIONEER NATURAL RESOURCES COMPANY

Book capitalization and current ratio. The Company's book capitalization at June 30, 2007 was $5.3 billion, consisting of debt of $2.2 billion and stockholders' equity of $3.1 billion. The Company's debt to book capitalization increased to 42 percent at June 30, 2007 from 33 percent at December 31, 2006, primarily due to indebtedness which was used to fund the Company's additions to oil and gas properties. The Company’s debt to book capitalization at December 31, 2005 was 48 percent and decreased to 33 percent at December 31, 2006. The decrease is principally due to the reduction of debt from the application of the proceeds received from the divestiture of the deepwater Gulf of Mexico assets and Argentine assets in 2006. The Company's ratio of current assets to current liabilities was .68 to 1.00 at June 30, 2007 as compared to .60 to 1.00 at December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The implementation of SFAS 159 is not expected to have a material effect on the financial condition or results of operations of the Company.

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

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first half of 2007:

	Derivative Contract Net Liabilities (a)
			Foreign
		Interest	Exchange
	Commodities	Rate	Rate	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2006	$(68,228)	$—	$—	$(68,228)
Changes in contract fair value (b)	28,139	(1,537)	(64)	26,538
Contract maturities	(40,300)	—	64	(40,236)
Contract terminations	70,197	1,537	—	71,734
Fair value of contracts outstanding as of June 30, 2007	$(10,192)	$—	$—	$(10,192)

_____________

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $137.1 million and $131.1million of obligations under terminated derivatives as of June 30, 2007 and December 31, 2006, respectively, for which no market risk exists.

(b)	At inception, derivative contracts entered into by the Company had no intrinsic value.

Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at June 30, 2007 or December 31, 2006.

Interest rate sensitivity. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding debt transactions.

PIONEER NATURAL RESOURCES COMPANY

         The following table provides information about other financial instruments to which the Company was a party as of June 30, 2007 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2007. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on August 8, 2007. As of June 30, 2007, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

Interest Rate Sensitivity

Debt Obligations as of June 30, 2007

	Six months							Liability
	ending							Fair Value
	December 31,	Year ending December 31,						at June 30,
	2007	2008	2009	2010	2011	Thereafter	Total	2007
	($ in thousands)
Total Debt:
Fixed rate principal maturities (a)	$32,075	$3,777	$—	$—	$—	$1,732,985	$1,768,837	$1,701,641
Weighted average interest rate	6.64%	6.56%	6.56%	6.56%	6.56%	7.00%

Variable rate principal maturities	$—	$—	$—	$—	$—	$559,000	$559,000	$559,000
Weighted average
interest rate	6.34%	5.94%	6.08%	6.28%	6.44%	6.60%

_____________

(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.

Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil or gas price as of June 30, 2007. As of June 30, 2007, all of the Company's oil and gas derivative financial instruments qualified as hedges.

See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

PIONEER NATURAL RESOURCES COMPANY

Oil and Gas Price Sensitivity

Derivative Financial Instruments as of June 30, 2007

	Six months				Asset (Liability)
	ending				Fair Value at
	December 31,	Year ending December 31,			June 30,
	2007	2008	2009	2010	2007
					(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts (a)	5,000	13,500	6,000	4,000	$(67,692)
Weighted average fixed price per Bbl	$69.55	$59.04	$70.47	$71.46
Collar contracts (b)	5,000	—	2,000	—	$(1,278)
Weighted average ceiling price per Bbl	$76.04	$—	$76.50	$—
Weighted average floor price per Bbl	$63.00	$—	$65.00	$—
Average forward NYMEX oil prices (c)	$71.91	$70.93	$70.53	$70.47

Gas Hedge Derivatives:
Average daily notional MMBtu volumes (d):
Swap contracts (a)	225,000	44,973	—	—	$58,778
Weighted average fixed price per MMbtu	$7.71	$8.85	$—	$—
Average forward NYMEX gas prices (c)	$7.05	$8.24	$8.58	$8.37

_____________

(a)

Subsequent to June 30, 2007, the Company (i) entered into additional oil swap contracts for 1,500 Bbls per day of the Company’s August through December 2007 production at an average price of $73.00 per Bbl and 250 Bbls per day of the Company’s 2008 production at an average price of $73.43 per Bbl and (ii) entered into additional gas swap contracts for 2,500 MMBtu per day of the Company’s 2008, 2009, and 2010 production at average prices of $7.35, $7.55 and $7.33 per MMBtu, respectively.

(b)

Subsequent to June 30, 2007, the Company entered into additional oil collar contracts for 3,000 Bbls per day of the Company’s 2008 production at an average floor price of $65.00 per Bbl and an average ceiling price of $80.80 per Bbl.

(c)	The average forward NYMEX oil and gas prices are based on August 8, 2007 market quotes.
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

Natural gas liquids prices. There were no outstanding NGL hedge contracts at June 30, 2007. Subsequent to June 30, 2007, the Company entered into natural gas liquids swap contracts for 500 Bbls per day of the Company’s 2008 production at an average price of $44.33 per Bbl and 500 Bbls per day of the Company’s 2009 production at an average price of $41.75 per Bbl.

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

Formation of Master Limited Partnerships. In April 2007, the Company announced that it intended to form two new master limited partnerships, which will own interests in long-lived, low-decline oil and gas assets. Completion of this plan is subject to market conditions and numerous other risks beyond the control of the Company, and therefore it is possible that one or both of the master limited partnerships will not be formed, will not complete an offering of securities, will not raise the planned amount of capital even if an offering of securities is completed, and will not be able to complete its proposed actions on the timetable indicated. Furthermore, the structure, nature, purpose, proposed assets and liabilities, and proposed manner of offering of the master limited partnerships may change materially from those anticipated. In addition, the master limited partnerships, and therefore the Company’s retained investment in those partnerships, will be subject to the risks normally attendant to businesses in the oil and gas exploration and production industry, including most of the same risks to which the Company is subject. The Company’s announcement of its plans did not, and this risk factor does not, constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities of either master limited partnership will be made only in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

PIONEER NATURAL RESOURCES COMPANY

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended June 30, 2007:

			Total Number of	Approximate Dollar
			Shares (or Units)	Amount of Shares that
	Total Number of	Average Price	Purchased As Part of	May Yet Be Purchased
	Shares (or Units)	Paid per Share	Publicly Announced	Under Plans or
Period	Purchased (a)	(or Unit)	Plans or Programs	Programs

April 2007	587	$49.54	—
May 2007	469,405	$48.53	469,200
June 2007	91	$53.13	—

Total	470,083	$48.53	469,200	$702,271,808

_____________

(a)	Amounts include shares withheld to satisfy tax withholding on employees' share-based awards.

During February 2007, the Board approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock. In April 2007, the Board approved an increase of $450 million to the existing share repurchase program bringing the aggregate authorized share repurchase program to $750 million. During the first half of 2007, the Company purchased $47.7 million of common stock pursuant to the 2007 program.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on May 16, 2007 in Irving, Texas. At the meeting, three proposals were submitted for a vote of stockholders (as described in the Company's Proxy Statement dated April 4, 2007). The following is a brief description of each proposal and results of the stockholders' votes.

Election of Directors. Prior to the meeting, the Board designated four nominees as Class I directors with their terms to expire at the annual meeting in 2009 when their successors are elected and qualified. R. Hartwell Gardner, Linda K. Lawson, Frank A. Risch and Mark S. Sexton were, at the time of such nomination and at the time of the meeting, directors of the Company. Each nominee was re-elected as a director of the Company, with the results of the stockholder voting being as follows:

		Authority		Broker
	For	Withheld	Abstain	Non-Votes
R. Hartwell Gardner	107,390,272	901,877	—	—
Linda K. Lawson	107,406,657	885,492	—	—
Frank A. Risch	107,376,739	915,410	—	—
Mark S. Sexton	74,834,143	33,458,006	—	—

In addition, the term of office for the following directors continued after the annual meeting: James R. Baroffio, Edison C. Buchanan, Andrew D. Lundquist, Charles E. Ramsey, Jr., Robert A. Solberg and Jim A. Watson.

PIONEER NATURAL RESOURCES COMPANY

          Ratification of selection of independent auditors. The engagement of Ernst & Young LLP as the Company's independent auditors for 2007 was submitted to the stockholders for ratification. Such engagement was ratified, with the results of the stockholder voting being as follows:

For	106,142,290
Against	1,989,304
Abstain	160,555
Broker non-votes	—

Approval of Amended and Restated Employee Stock Purchase Plan. The Amended and Restated Employee Stock Purchase Plan was submitted to the stockholders for approval. The plan was approved, with the results of the stockholder voting being as follows:

For	87,577,012
Against	2,640,589
Abstain	231,034
Broker non-votes	—

Item 6.	Exhibits

Exhibits

10.1 (a)	Pioneer Natural Resources Company Employee Stock Purchase Plan (Amended and Restated Effective as of September 1, 2007).
31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: August 9, 2007	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: August 9, 2007	By:	/s/ Darin G. Holderness
Darin G. Holderness
Vice President and Chief
Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

10.1 (a)	Pioneer Natural Resources Company Employee Stock Purchase Plan (Amended and Restated Effective as of September 1, 2007).
31.1 (a)	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.