Form 10-Q
period 2007-09-30
PIONEER NATURAL RESOURCES CO
filed 2007-11-09
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 2, 2007	119,485,277

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,271	$7,033
Accounts receivable:
Trade, net of allowance for doubtful accounts of $7,335 and $6,999 as of September 30, 2007 and December 31, 2006, respectively	230,274	195,534
Due from affiliates, net of allowance for doubtful accounts of $1,579 as of September 30, 2007	9,458	3,837
Income taxes receivable	88,302	24,693
Inventories	98,918	95,131
Prepaid expenses	11,004	11,509
Deferred income taxes	89,077	82,927
Discontinued operations held for sale	670,026	—
Other current assets:
Derivatives	41,948	63,665
Other	48,847	52,229
Total current assets	1,307,125	536,558
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	8,449,226	7,967,708
Unproved properties	154,007	210,344
Accumulated depletion, depreciation and amortization	(1,940,595)	(1,895,408)
Total property, plant and equipment	6,662,638	6,282,644
Deferred income taxes	3,817	345
Goodwill	310,872	309,908
Other property and equipment, net	137,014	131,840
Other assets:
Derivatives	5,609	4,333
Other, net of allowance for doubtful accounts of $4,028 and $4,405 as of September 30, 2007 and December 31, 2006, respectively	126,509	89,771
	$8,553,584	$7,355,399

The financial information included as of September 30, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$347,047	$332,795
Due to affiliates	15,411	17,025
Interest payable	28,415	31,008
Income taxes payable	17,462	12,865
Discontinued operations held for sale	104,582	—
Other current liabilities:
Derivatives	159,267	141,898
Deferred revenue	163,941	181,232
Other	167,347	170,156
Total current liabilities	1,003,472	886,979

Long-term debt	2,610,683	1,497,162
Derivatives	47,074	125,459
Deferred income taxes	1,289,401	1,172,507
Deferred revenue	364,636	483,279
Other liabilities and minority interests	173,592	205,342
Stockholders' equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 123,266,123 and 122,686,073 shares issued at September 30, 2007 and December 31, 2006, respectively	1,233	1,227
Additional paid-in capital	2,683,575	2,654,047
Treasury stock, at cost: 5,713,120 and 1,183,090 shares at September 30, 2007 and December 31, 2006, respectively	(247,599)	(53,274)
Retained earnings	621,582	497,488
Accumulated other comprehensive income (loss):
Net deferred hedge losses, net of tax	(125,343)	(167,220)
Cumulative translation adjustment	131,278	52,403
Total stockholders' equity	3,064,726	2,984,671
Commitments and contingencies
	$8,553,584	$7,355,399

The financial information included as of September 30, 2007 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues and other income:
Oil and gas	$458,898	$384,112	$1,232,272	$1,108,634
Interest and other	30,991	14,017	71,051	33,576
Gain (loss) on disposition of assets, net	558	(436)	(860)	(3,990)
	490,447	397,693	1,302,463	1,138,220
Costs and expenses:
Oil and gas production	113,554	88,687	308,380	264,741
Depletion, depreciation and amortization	113,879	82,562	280,927	233,269
Impairment of long-lived assets	(2,582)	—	15,309	—
Exploration and abandonments	34,498	41,006	170,143	158,671
General and administrative	32,330	29,262	94,304	88,466
Accretion of discount on asset retirement obligations	1,702	940	5,025	2,793
Interest	35,476	23,467	94,432	82,857
Hurricane activity, net	110	—	60,658	38,000
Other	7,513	14,001	23,478	31,208
	336,480	279,925	1,052,656	900,005
Income from continuing operations before income taxes	153,967	117,768	249,807	238,215
Income tax provision	(60,948)	(39,271)	(92,181)	(113,966)
Income from continuing operations	93,019	78,497	157,626	124,249
Income from discontinued operations, net of tax	8,908	2,302	10,374	587,796
Net income	$101,927	$80,799	$168,000	$712,045

Basic earnings per share:
Income from continuing operations	$0.78	$0.63	$1.30	$0.99
Income from discontinued operations, net of tax	0.07	0.02	0.09	4.68
Net income	$0.85	$0.65	$1.39	$5.67

Diluted earnings per share:
Income from continuing operations	$0.77	$0.62	$1.29	$0.98
Income from discontinued operations, net of tax	0.07	0.02	0.08	4.55
Net income	$0.84	$0.64	$1.37	$5.53

Weighted average shares outstanding:
Basic	120,323	124,021	121,020	125,520
Diluted	121,805	126,734	122,496	129,134

Dividends declared per share	$0.14	$0.13	$0.27	$0.25

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except dividends per share)

(Unaudited)

						Accumulated Other Comprehensive Income (Loss)
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Net Deferred Hedge Losses, Net of Tax	Cumulative Translation Adjustment	Total Stockholders' Equity

Balance as of January 1, 2007	121,503	$1,227	$2,654,047	$(53,274)	$497,488	$(167,220)	$52,403	$2,984,671

Dividends declared ($0.27 per share)	—	—	—	—	(33,190)	—	—	(33,190)
Exercise of long-term incentive plan stock options	472	—	—	20,424	(10,716)	—	—	9,708
Purchase of treasury stock	(5,002)	—	—	(214,749)	—	—	—	(214,749)
Tax benefits related to stock-based compensation	—	—	4,718	—	—	—	—	4,718
Compensation costs:
Compensation awards	580	6	(6)	—	—	—	—	—
Compensation costs included in net income	—	—	24,816	—	—	—	—	24,816
Net income	—	—	—	—	168,000	—	—	168,000
Other comprehensive income (loss):
Net hedging activity, net of tax:
Net deferred hedge gains	—	—	—	—	—	23,784	—	23,784
Net hedge losses included in continuing operations	—	—	—	—	—	32,260	—	32,260
Net hedge gains included in discontinued operations	—	—	—	—	—	(14,167)	—	(14,167)
Translation adjustment	—	—	—	—	—	—	78,875	78,875

Balance as of September 30, 2007	117,553	$1,233	$2,683,575	$(247,599)	$621,582	$(125,343)	$131,278	$3,064,726

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Cash flows from operating activities:
Net income	$101,927	$80,799	$168,000	$712,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	113,879	82,562	280,927	233,269
Impairment of long-lived assets	(2,582)	—	15,309	—
Exploration expenses, including dry holes	8,725	15,043	92,706	81,449
Hurricane activity	—	—	66,000	42,000
Deferred income taxes	73,091	42,337	135,505	115,788
(Gain) loss on disposition of assets, net	(558)	436	860	3,990
Loss on extinguishment of debt	—	—	—	8,076
Accretion of discount on asset retirement obligations	1,702	940	5,025	2,793
Discontinued operations	6,719	12,987	41,518	(512,835)
Interest expense	4,092	2,357	13,305	7,522
Commodity hedge related activity	5,349	(3,713)	15,982	(6,210)
Amortization of stock-based compensation	8,461	7,047	24,816	25,357
Amortization of deferred revenue	(45,578)	(47,395)	(135,934)	(143,230)
Other noncash items	5,193	5,201	1,744	12,219
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(55,383)	(1,351)	(54,821)	161,814
Income taxes receivable	(27,428)	(54)	(64,026)	(69)
Inventories	3,073	(12,990)	(6,331)	(52,113)
Prepaid expenses	(6,723)	(1,673)	(1,213)	291
Other current assets, net	5,224	(7,160)	5,037	2,047
Accounts payable	44,334	75,160	11,748	(21,253)
Interest payable	(12,858)	(1,202)	(2,592)	(11,476)
Income taxes payable	1,697	(37,993)	4,597	17,820
Other current liabilities	(41,743)	(31,552)	(80,189)	(22,624)
Net cash provided by operating activities	190,613	179,786	537,973	656,670
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	(2,990)	(354)	15,047	1,642,208
Additions to oil and gas properties	(355,485)	(342,236)	(1,330,284)	(986,668)
Additions to other assets and other property and equipment, net	(60,150)	(24,589)	(89,825)	(57,428)
Net cash provided by (used in) investing activities	(418,625)	(367,179)	(1,405,062)	598,112
Cash flows from financing activities:
Borrowings under long-term debt	411,000	200,000	1,502,000	1,098,490
Principal payments on long-term debt	(32,075)	(256,744)	(393,630)	(1,959,586)
Payments of other liabilities	(195)	4,285	(9,755)	(13,573)
Exercise of long-term incentive plan stock options	2,623	7,227	9,708	11,893
Purchase of treasury stock	(160,500)	(125,204)	(214,749)	(297,649)
Excess tax benefits from share-based payment arrangements	365	954	4,686	2,887
Payment of financing fees	(12)	(9)	(4,307)	(2,178)
Dividends paid	—	—	(16,035)	(15,510)
Net cash provided by (used in) financing activities	221,206	(169,491)	877,918	(1,175,226)
Net increase (decrease) in cash and cash equivalents	(6,806)	(356,884)	10,829	79,556
Effect of exchange rate changes on cash and cash equivalents	758	(86)	1,409	1,714
Cash and cash equivalents, beginning of period	25,319	457,042	7,033	18,802
Cash and cash equivalents, end of period	$19,271	$100,072	$19,271	$100,072

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net income	$101,927	$80,799	$168,000	$712,045
Other comprehensive income:
Net hedge activity, net of tax:
Net deferred hedge gains	5,235	68,367	23,784	105,315
Net hedge losses included in continuing operations	1,799	18,630	32,260	75,273
Net hedged (gains) losses included in discontinued operations	(6,235)	(1,871)	(14,167)	122,675
Translation adjustment	37,983	(507)	78,875	10,276
Other comprehensive income	38,782	84,619	120,752	313,539
Comprehensive income	$140,709	$165,418	$288,752	$1,025,584

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE A.	Organization and Nature of Operations

Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States, Equatorial Guinea, South Africa and Tunisia.

NOTE B.	Basis of Presentation

Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Discontinued operations. During 2006 and 2007, the Company sold or has an agreement to sell its interests in the following oil and gas asset groups:

Country	Description of Assets	Date Divested

United States	Deepwater Gulf of Mexico fields	March 2006

Argentina	Argentine assets	April 2006

Canada	Canadian assets	(a)

_____________

(a)	Closing expected in the fourth quarter of 2007.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of the above completed or planned divestitures as discontinued operations, rather than as a component of continuing operations. See Notes O and Q for additional information regarding discontinued operations.

Inventories. Inventories consisted of $97.8 million and $93.7 million of materials and supplies and $1.1 million and $1.4 million of commodities as of September 30, 2007 and December 31, 2006, respectively. The Company's materials and supplies inventory primarily comprises oil and gas drilling or repair items such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a weighted average cost basis. Commodities inventory is carried at the lower of weighted average cost or market, on a first-in, first-out basis. Any valuation reductions to inventory are reflected as a loss on disposition of assets in the Consolidated Statements of Operations. As of September 30, 2007 and December 31, 2006, the Company's materials and supplies inventory was net of $1.8 million and $4.2 million, respectively, of valuation reserve allowances.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

          Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2007, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment. In accordance with GAAP, certain qualifying income tax benefits derived from stock-based compensation are recorded as reductions in the carrying value of goodwill. During the third quarter of 2007, the resolution of a purchase accounting income tax uncertainty increased the carrying value of goodwill by $1.0 million.

Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States. During the third quarter of 2007, the Company disposed of its interest in a majority-owned Nigerian subsidiary. See Note P for additional information regarding the disposition of the Nigerian subsidiary. The Company has recognized minority interests in consolidated subsidiaries of $11.1 million and $14.4 million in other liabilities and minority interests in the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, respectively.

Minority interests in the net losses associated with the previously owned Nigerian subsidiary total $326 thousand and $2.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $742 thousand and $4.4 million for the same respective periods of 2006. Such amounts are included in interest and other income in the Consolidated Statements of Operations. Minority interests in the net income of the Company's consolidated United States subsidiaries total $498 thousand and $1.8 million for the three and nine months ended September 30, 2007, respectively, as compared to $589 thousand and $2.1 million for the same respective periods in 2006, are included in other expense in the Consolidated Statements of Operations.

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

For the three and nine months ended September 30, 2007, the Company recorded $8.5 million and $24.8 million, respectively, of stock-based compensation costs for all plans as compared to $7.0 million and $25.4 million for the same respective periods of 2006.

Pursuant to the provisions of SFAS 123(R), the Company's issued shares, as reflected in the Consolidated Balance Sheets at September 30, 2007 and December 31, 2006, do not include 2,005,463 shares and 1,946,211 shares, respectively, related to unvested restricted stock awards. During the nine months ended September 30, 2007, the Company awarded 831,799 shares of restricted stock, of which amount restrictions on 393 shares lapsed during 2007 and 27,645 shares have since been forfeited. Restrictions on 803,761 of the remaining awarded restricted shares will lapse in future periods.

As of September 30, 2007, there was approximately $46.2 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock and performance unit awards. This compensation will be recognized over the remaining vesting periods, which on a weighted average basis is approximately twenty-one months.

Reclassifications. Certain reclassifications have been made to the 2006 amounts in order to conform with the 2007 presentation. Specifically, (a) the Company reduced its exploration and abandonments expense by $42.0

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

million and interest and other income by $4.0 million for the nine months ended September 30, 2006, which represents reclassification of abandonment costs and insurance recoveries for the Company's East Cameron facility destroyed by Hurricane Rita to hurricane activity, net expense in the Consolidated Statements of Operations, (b) the Company reclassified the aforementioned $42.0 million of East Cameron abandonment charge from exploration and abandonments to hurricane activity within net cash flows from operating activities in the Consolidated Statements of Cash Flows and (c) the Company reclassified the changes in unfunded check issuances of $4.8 million as a source of cash and $12.4 million as a use of cash for the three and nine months ended September 30, 2006 respectively, from changes in accounts payable in net cash flows from operating activities to payment of other liabilities in net cash flows from financing activities within the Consolidated Statements of Cash Flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material effect on the financial condition or results of operations of the Company.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         The following table reflects the Company's capitalized exploratory well activity during the three and nine months ended September 30, 2007:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
	(in thousands)

Beginning capitalized exploratory well costs	$315,599	$265,053
Additions to exploratory well costs pending the determination of proved reserves	122,987	341,885
Reclassification due to determination of proved reserves	(54,245)	(150,971)
Wells reclassified to assets held for sale	(20,170)	(20,170)
Impairment of properties	(322)	(3,699)
Exploratory well costs charged to exploration expense	(3,643)	(71,892)

Ending capitalized exploratory well costs	$360,206	$360,206

The following table provides an aging as of September 30, 2007 and December 31, 2006 of capitalized exploratory well costs based on the date the drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the date the drilling was completed:

	September 30,	December 31,
	2007	2006
	(in thousands, except well counts)
Capitalized exploratory well costs that have been capitalized:
One year or less	$175,634	$126,749
Greater than one year	184,572	138,304
	$360,206	$265,053

Number of projects with exploratory well costs that have been capitalized for a period greater than one year	11	14

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of September 30, 2007:

	Total	2007	2006	2005	2004	2003	2002
	(in thousands)
United States:
Clipper	$74,357	$(885)	$37,027	$38,215	$—	$—	$—
Lay Creek	43,322	12,062	31,260	—	—	—	—
Oooguruk	52,205	—	—	5,122	1,014	45,565	504
Other	14,054	1,812	9,268	2,974	—	—	—
Other foreign	634	186	183	265	—	—	—
Total	$184,572	$13,175	$77,738	$46,576	$1,014	$45,565	$504

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The following discussion describes the history and status of each individually significant suspended exploratory project:

Clipper. During 2005, the Company drilled its first exploratory well on the Clipper prospect in the deepwater Gulf of Mexico which was a discovery. During 2006, the Company drilled additional wells to determine the magnitude of the discovery, which were successful. The Company is currently evaluating the plans for development of the discovery, including options for subsea tie-back to third-party production and handling facilities in the area.

Lay Creek. The Company’s Lay Creek project is a coal bed methane pilot program located in northwestern Colorado. The Company has drilled 17 wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company completed the water treatment facilities and plans to initiate sales of production by the end of 2007. Determination of success of the pilot project is dependent on the ability to dewater the formation and determine if commercial quantities of gas can be produced. The pilot project is currently in the dewatering phase and if the pilot project is successful then full field development could begin in 2008.

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

During 2006, the Company sanctioned the development of the discovery and obtained the necessary regulatory approvals. The Company completed the installation and armoring of the offshore gravel drilling and production site during 2006. During the first nine months of 2007, the flowline and production facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit were installed. Pioneer also assembled the drilling rig on location and plans to commence drilling approximately 40 horizontal wells in December of 2007 to develop the discovery. The Company estimates first production will occur during the first half of 2008 and first sales will occur mid-year 2008.

NOTE D.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the United States and state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of September 30, 2007 and December 31, 2006, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $71.9 million and $94.7 million, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The Company adopted the provisions of FIN 48 on January 1, 2007. In conjunction with the implementation of FIN 48, the Company analyzed its filing positions for open tax years in all of the foreign, federal and state jurisdictions where it has material tax attributes and is required to file income tax returns. Upon adoption, the Company believed that its income tax filing positions and deductions would be substantially sustained on audit and did not anticipate any significant adjustments. Consequently, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2002. In the fourth quarter of 2006, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s 2004 U.S. federal income tax return that is expected to be completed by the end of 2007. At September 30, 2007, the Company had agreed to proposed IRS adjustments that resulted in a $1.0 million deferred tax benefit and a $1.8 million reduction of current income taxes receivable for the third quarter of 2007. The final resolution with the IRS is not expected to generate any material additional cash tax liabilities or interest and penalties assessments. Subsequent amendments of federal and state returns relating to these audit adjustments are not expected to have a significant effect on the Company’s future results of operations or financial position. In addition, the Company’s 2003 through 2005 state income tax returns in Colorado are currently under audit, the Tunisian government is concluding an audit of the Company’s 2002 through 2005 income tax returns for the Adam Concession, and the Canada Revenue Agency is concluding an audit of the Company’s 2003 and 2004 Canadian income tax returns. At September 30, 2007, no significant adjustments had been proposed in Colorado or Tunisia. In Canada, the Company has agreed to proposed adjustments that resulted in an additional $1.0 million of deferred tax expense for the third quarter of 2007. All remaining Canadian issues are expected to be resolved favorably.

In February 2007, the Republic of South Africa passed legislation that included significant new tax benefits for oil and gas activities. Effective January 1, 2007, the Company is allowed a deduction from oil and gas income equal to 200 percent of exploration expenditures and 150 percent of development expenditures. Pursuant to the new tax legislation, the Company recorded a $2.3 million and $7.5 million tax benefit for the three months and nine months ended September 30, 2007, respectively, associated with capital expenditures incurred after the effective date, primarily related to the South Coast Gas project.

Pursuant to Accounting Principles Board (“APB”) Opinion No. 23 “Accounting for Income Taxes – Special Areas”, the Company historically treated the undistributed earnings in South Africa as permanently reinvested and did not provide for a U.S. tax on such earnings. During the second quarter of 2007, the Company made the determination that it no longer had identifiable plans to reinvest these earnings in South Africa and accordingly recorded $13.0 million of U.S. deferred tax expense in the second quarter of 2007. The Company recorded an additional $3.2 million of U.S. income taxes in the third quarter of 2007 associated with the results of operations of its South African subsidiaries.

During the second quarter of 2007, the Company announced actions to exit Nigeria. During the third quarter of 2007, the Company completed its disposal of the subsidiary holding Block 320 and is in the process of relinquishing all its rights in Block 256. This exit from Nigeria allows the Company to deduct in the U.S. the cumulative expenditures associated with its past Nigerian activities and accordingly, during the nine months ended September 30, 2007, the Company recognized a $39.1 million tax benefit.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

          Income tax (provisions) benefits. The Company's income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Current:
U.S. federal	$27,357	$10,681	$80,977	$23,654
U.S. state and local	(487)	55	(488)	52
Foreign	(14,727)	(7,670)	(37,165)	(21,884)
	12,143	3,066	43,324	1,822
Deferred:
U.S. federal	(73,059)	(34,721)	(131,757)	(83,361)
U.S. state and local	(5,095)	(2,204)	(7,043)	(16,303)
Foreign	5,063	(5,412)	3,295	(16,124)
	(73,091)	(42,337)	(135,505)	(115,788)

	$(60,948)	$(39,271)	$(92,181)	$(113,966)

The Company is estimating a U.S. federal income tax loss for 2007 that it expects to carryback to the tax year ended December 31, 2006, which will result in a cash refund as reflected above in the current U.S. federal income tax benefit. The 2007 estimated tax loss is primarily related to the expensing of intangible development costs and the write off of the Company's investments in Nigeria.

Discontinued operations. The Company's income tax (provisions) benefits attributable to income from discontinued operations consisted of the following for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)
Current:
U.S. federal	$—	$(385)	$—	$(148,984)
U.S. state and local	—	(27)	—	(1,877)
Foreign	(340)	—	(5,029)	(4,623)
	(340)	(412)	(5,029)	(155,484)
Deferred:
U.S. federal	313	860	253	(140,042)
U.S. state and local	—	(168)	—	(6,487)
Foreign	1,719	(980)	3,130	5,409
	2,032	(288)	3,383	(141,120)

	$1,692	$(700)	$(1,646)	$(296,604)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE E.      Long-term Debt

Lines of credit. During April 2007, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") that matures in April 2012 unless extended in accordance with the terms of the Credit Facility. The Credit Facility also provides for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $2.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added. As of September 30, 2007, the Company had $970 million of outstanding borrowings under the Credit Facility and had $119.3 million of undrawn letters of credit, of which $115.4 million were undrawn commitments under the Credit Facility, leaving the Company with $414.6 million of unused borrowing capacity under the Credit Facility.

Borrowings under the Credit Facility may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $150 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the "Applicable Margin") (currently .75 percent) that is determined by a reference grid based on the Company’s debt rating. Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. Letters of credit outstanding under the Credit Facility are subject to a per annum fee, representing the Applicable Margin plus .125 percent.

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

On August 15, 2007, $32.1 million of the Company's 8.25% senior notes matured and were repaid with borrowings under the Company's Credit Facility.

On January 15, 2008, $3.8 million principal amount of the Company’s 6.50% senior notes mature. The Company has both the intent and ability to fund the maturity of the senior notes with borrowings under the Credit Facility. Accordingly, the Company has classified the notes as noncurrent in its accompanying Consolidated Balance Sheets.

NOTE F.	Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency fluctuations. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company also may enter into physical delivery contracts that effectively provide commodity price hedges. Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, physical delivery contracts are not recorded in the financial statements.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts with the objective of reducing its costs of capital. As of September 30, 2007 and December 31, 2006, the Company was not a party to any open fair value hedges.

As of September 30, 2007, the carrying value of the Company's long-term debt in the Consolidated Balance Sheets included a $3.2 million reduction attributable to net deferred interest rate hedge losses on terminated fair value hedges that are being amortized as increases to interest expense over the original terms of the terminated agreements. During the three and nine months ended September 30, 2007, the Company's amortization of deferred hedge losses and gains on terminated interest rate swaps increased the Company's reported interest expense by $120 thousand and $316 thousand, respectively. The Company’s amortization of deferred hedge losses and gains on terminated interest rate swaps increased reported interest expense by $56 thousand and decreased the reported interest expense by $153 thousand for the three and nine months ended September 30, 2006, respectively.

The following table sets forth, as of September 30, 2007, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

	Net deferred interest rate hedge losses
	Fair Value	Cash Flow	Total
	(in thousands)
2007 (remaining three months)	$66	$53	$119
2008	$257	$231	$488
2009	$281	$260	$541
2010	$307	$293	$600
2011	$337	$328	$665
Thereafter	$1,978	$1,960	$3,938

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

          Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of September 30, 2007, all of the Company's open commodity hedges are hedges of United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange agreements to reduce the effect of U.S. dollar to Canadian dollar exchange rate volatility.

Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily oil
production hedged (a):
2007 – Collar Contracts
Volume (Bbl)				5,000	5,000
Price per Bbl				$63.00-$76.04	$63.00-$76.04

2007 – Swap Contracts
Volume (Bbl)				9,500	9,500
Price per Bbl				$73.56	$73.56

2008 – Collar Contracts
Volume (Bbl)	3,000	3,000	3,000	3,000	3,000
Price per Bbl	$65.00-$80.80	$65.00-$80.80	$65.00-$80.80	$65.00-$80.80	$65.00-$80.80

2008 – Swap Contracts
Volume (Bbl)	14,750	14,750	14,750	14,750	14,750
Price per Bbl	$60.75	$60.75	$60.75	$60.75	$60.75

2009 – Collar Contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50

2009 – Swap Contracts
Volume (Bbl)	8,000	8,000	8,000	8,000	8,000
Price per Bbl	$71.57	$71.57	$71.57	$71.57	$71.57

2010 – Swap Contracts
Volume (Bbl)	4,000	4,000	4,000	4,000	4,000
Price per Bbl	$71.46	$71.46	$71.46	$71.46	$71.46

_____________

(a)	Subsequent to September 30, 2007, the Company entered into additional oil swap contracts for 500 Bbls per day of the Company’s 2008 production at an average price of $79.32 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth (i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of oil price hedges on oil revenue from continuing operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Average price reported per Bbl	$70.27	$70.90	$61.63	$66.79
Average price realized per Bbl	$73.71	$69.86	$64.33	$65.61
VPP increase to oil revenue (in millions)	$27.5	$29.2	$82.3	$87.2
Reduction to oil revenue from hedging activity (in millions) (a)	$35.5	$26.9	$101.0	$79.4

_____________

(a)	Excludes hedge losses of $12.3 million attributable to discontinued operations for the nine months ended September 30, 2006.

Natural gas liquids prices. All material physical sales contracts governing the Company's NGL production have been tied directly or indirectly to Mont Belvieu prices. The following table sets forth the volumes hedged in Bbls under outstanding NGL hedge contracts and the weighted average Mont Belvieu prices per Bbl for those contracts as of September 30, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily NGL
production hedged (a):
2008 – Swap Contracts
Volume (Bbl)	500	500	500	500	500
Price per Bbl	$44.33	$44.33	$44.33	$44.33	$44.33

2009 – Swap Contracts
Volume (Bbl)	500	500	500	500	500
Price per Bbl	$41.75	$41.75	$41.75	$41.75	$41.75

_____________

(a)	Subsequent to September 30, 2007, the Company entered into additional NGL swap contracts for 500 Bbls per day of the Company’s 2010 production at an average price of $39.63 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         The Company was not party to any NGL hedge contracts for production occurring during the nine months ended September 30, 2007 and 2006.

Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2007:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily gas
production hedged (a):
2007 – Swap Contracts
Volume (MMbtu)				201,739	201,739
Price per MMBtu				$7.53	$7.53

2008 – Swap Contracts
Volume (MMbtu)	62,500	42,500	42,500	42,500	47,473
Price per MMBtu	$8.96	$8.73	$8.73	$8.73	$8.80

2009 – Swap Contracts
Volume (MMbtu)	12,500	2,500	2,500	2,500	4,966
Price per MMBtu	$7.78	$7.55	$7.55	$7.55	$7.70

2010 – Swap Contracts
Volume (MMbtu)	2,500	2,500	2,500	2,500	2,500
Price per MMBtu	$7.33	$7.33	$7.33	$7.33	$7.33

_____________

(a)

Subsequent to September 30, 2007, the Company entered into additional gas swap contracts for 5,000 MMBtu per day of the Company’s November through December 2007 production at an average price of $3.88 per MMBtu for Rockies indexed derivatives. The Company also entered into subsequent gas swap contracts for 81,694 MMBtu and 4,931 MMBtu, respectively for 2008 and 2009 production at average prices of $7.75 and $9.32, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of gas price hedges on gas revenue from continuing operations for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006

Average price reported per Mcf	$7.11	$6.24	$7.27	$6.30
Average price realized per Mcf	$5.47	$5.70	$6.05	$6.07
VPP increase to gas revenue (in millions)	$18.0	$18.2	$53.6	$56.0
Increase (reduction) to gas revenue from
hedging activity (in millions) (a)	$32.7	$(3.9)	$49.9	$(38.1)

_____________

(a)

Excludes hedge losses of $6.3 million and $16.4 million and $2.7 million and $5.2 million attributable to discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively.

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

Hedge ineffectiveness. During the three and nine months ended September 30, 2007, the Company recorded net ineffectiveness charges of $1.0 million and $1.9 million, as compared to net ineffectiveness charges of $1.4 million and net hedge ineffectiveness credits of $9.6 million, respectively, during the three and nine months ended September 30, 2006. Hedge ineffectiveness represents the ineffective portions of changes in fair values of the Company’s cash flow hedging instruments.  The primary causes of changes in ineffectiveness are changes in correlations and derivative fair values associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

AOCI - Hedging. As of September 30, 2007 and December 31, 2006, AOCI - Hedging represented net deferred losses of $125.3 million and $167.2 million, respectively. The AOCI - Hedging balance as of September 30, 2007 was comprised of $53.5 million of net deferred losses on the effective portions of open cash flow hedges, $146.7 million of net deferred losses on terminated cash flow hedges (including $3.1 million of net deferred losses on terminated cash flow interest rate hedges) and $74.9 million of associated net deferred tax benefits. The decrease in AOCI - Hedging during the nine months ended September 30, 2007 was primarily attributable to the reclassification of net deferred hedge losses to net income as derivatives matured and decreases in future gas prices, partially offset by increases in future oil prices, relative to the commodity prices stipulated in the hedge contracts. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

During the twelve months ending September 30, 2008, based on current estimates of future commodity prices and interest rates, the Company expects to reclassify $32.5 million of net deferred losses associated with open commodity hedges and $106.9 million of net deferred losses on terminated commodity and interest rate hedges from AOCI - Hedging to oil and gas revenues and interest expense. The Company also expects to reclassify approximately $52.4 million of net deferred income tax benefits associated with commodity and interest rate hedges during the twelve months ending September 30, 2008 from AOCI - Hedging to income tax benefit.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

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

The following table sets forth, as of September 30, 2007, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2007 net deferred hedge losses				$31,963	$31,963
2008 net deferred hedge losses	$26,858	$24,027	$23,873	$24,102	$98,860
2009 net deferred hedge losses	$2,330	$232	$230	$822	$3,614
2010 net deferred hedge losses	$667	$620	$578	$539	$2,404
2011 net deferred hedge losses	$873	$889	$902	$906	$3,570
2012 net deferred hedge losses	$810	$791	$783	$772	$3,156

NOTE G.	Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands)

Beginning asset retirement obligations	$261,254	$155,583	$225,913	$157,035
Liabilities assumed in acquisitions	—	226	19	909
New wells placed on production and changes in estimates (a)	3,123	8,597	74,471	50,634
Liabilities reclassed to discontinued operations held for sale	(30,784)	—	(30,784)	—
Disposition of wells	—	—	—	(44,042)
Liabilities settled	(29,435)	(9,913)	(71,992)	(13,783)
Accretion of discount on continuing operations	1,702	940	5,025	2,793
Accretion of discount on discontinued operations	516	228	1,396	1,481
Currency translation	2,101	(23)	4,429	611

Ending asset retirement obligation	$208,477	$155,638	$208,477	$155,638

_____________

(a)

During the nine months ended September 30, 2007 and the nine months ended September 30, 2006, the Company recorded an increase of $66 million and $42 million, respectively, to the abandonment estimates for the East Cameron facility that was destroyed by Hurricane Rita in 2005. Such amounts are reflected in hurricane activity, net in the Consolidated Statements of Operations. For additional information, see Note N.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. As of September 30, 2007 and December 31, 2006, the current portion of the Company's asset retirement obligations amounted to $116.1 million and $111.2 million, respectively.

NOTE H.	Postretirement Benefit Obligations

As of September 30, 2007 and December 31, 2006, the Company had recorded $20.9 million and $19.8 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of September 30, 2007 or December 31, 2006. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
	(in thousands)

Beginning accumulated postretirement benefit obligations	$20,530	$18,915	$19,837	$18,576
Net benefit payments	(192)	(376)	(592)	(964)
Service costs	259	204	777	612
Accretion of discounts	288	259	863	778

Ending accumulated postretirement benefit obligations	$20,885	$19,002	$20,885	$19,002

NOTE I.	Commitments and Contingencies

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

MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, NA, ("JP Morgan") as Trustee of the Mesa Offshore Trust, which is before the Judicial District Court of Harris County, Texas (334th Judicial District). Subsequently, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") and a group of approximately fifty other unitholders (“Wiegand”) each filed a Petition in Intervention in the lawsuit to assert the same claims as MOSH Holding, L.P. ("MHLP"). MHLP, Dagger-Spine and Wiegand (collectively, "Plaintiffs") are unitholders in the Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The Company owns the managing general partner interest in the partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust ("MOT") prematurely and to capture for itself and Woodside profits that belong to MOT. Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The relief sought by the Plaintiffs includes

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction.

On October 26, 2007, the Plaintiffs and JP Morgan announced before the Court that they had reached a tentative settlement of claims pending between them. As part of the tentative settlement, the Plaintiffs and JP Morgan also announced their intention to seek Court appointment of a temporary trustee. Subsequently, the Court ordered JP Morgan and the Plaintiffs to take all steps necessary to effectuate their settlement and seek a hearing on the appointment of a temporary trustee by November 27, 2007. Additionally, the Court stayed the proceedings in the case until December 3, 2007, which will delay the previous trial setting.

The Company believes the claims made by the Plaintiffs in the MOSH Holding lawsuit are without merit and intends to defend the lawsuit vigorously.

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

Pioneer EG and the other parties in Block H have been evaluating the effect of the new hydrocarbons law and the increased well costs, but have been unable to reach an agreement as to the parties' obligations. Pioneer EG has asserted that it does not have an obligation under the circumstances to fund its share of the costs or its carried share of the other parties' costs of drilling a well on the block. The view of the other parties is that Pioneer EG does not have the right to prevent the drilling of the well or to refuse to pay its share of the costs thereof. ROC EG, Atlas and Osborne have also notified Pioneer EG that they reserve the right to claim damages if the underlying production sharing contract is terminated by Equatorial Guinea.

The parties have consolidated their respective claims under the joint operating agreement and the farm-in agreements into a single arbitration to be conducted in London, England during 2008. Pioneer EG intends vigorously to assert its position in the arbitration. The Company cannot predict whether the outcome of this proceeding will negatively impact the Company's liquidity, financial position or future results of operations.

Environmental Protection Agency Investigation.On November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company is fully cooperating with the government's investigation. The Company cannot predict whether this investigation will negatively impact the Company's liquidity, financial position or future results of operations.

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

September 30, 2007

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

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
	(in thousands)
Weighted average common shares outstanding (a):
Basic	120,323	124,021	121,020	125,520
Dilutive common stock options (b)	408	697	453	816
Restricted stock awards	1,074	1,135	992	954
Contingently issuable - performance shares (c)	—	—	31	—
Convertible notes dilution (d)	—	881	—	1,844

Diluted	121,805	126,734	122,496	129,134

_____________

(a)

In 2007, the Company’s board of directors ("Board") approved a $750 million share repurchase program. During the first three quarters of 2007, the Company purchased $207.8 million of common stock pursuant to the 2007 program.

(b)

Common stock options to purchase 1,984 shares were outstanding but not included in the computations of diluted income per share from continuing operations for the nine months ended September 30, 2007 because the exercise prices of the options were greater than the average market price of the common shares and would be anti-dilutive to the computations.

(c)

During 2007, a target amount of 145,820 performance units were awarded of which amount 1,861 performance units have since been forfeited and cancelled and 143,959 remain outstanding. At September 30, 2007, based on the performance criteria met, the Company included 30,506 of performance units in weighted average shares outstanding for the nine months ended September 30, 2007.

(d)	The Company had $27 million principal amounts of convertible notes outstanding on September 30, 2006, which were converted during the fourth quarter of 2006.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE K.     Geographic Operating Segment Information

The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, South Africa, Tunisia and Other. Other is primarily comprised of operations in Equatorial Guinea and Nigeria.

As previously referred to in Note B, during 2006, the Company sold its Argentine assets and certain United States oil and gas properties having carrying values, including net deferred hedge losses, of $658.7 million and $430.8 million, respectively. During the third quarter of 2007, the Company entered into an agreement to sell its Canadian assets. As of September 30, 2007, the Company has classified the assets and liabilities associated with the Canadian assets as held for sale in accordance with SFAS 144. The results of operations for all these completed or planned transactions have been reclassified to discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note Q for information regarding the Company's discontinued operations.

The following tables provide the Company's interim geographic operating segment data for the three and nine months ended September 30, 2007 and 2006. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

	United States	South Africa	Tunisia	Other	Headquarters	Consolidated Total
	(in thousands)
Three months ended September 30, 2007:
Revenues and other income:
Oil and gas	$411,349	$17,330	$30,219	$—	$—	$458,898
Interest and other	—	—	—	—	30,991	30,991
Loss on disposition of assets, net	—	—	—	—	558	558
	411,349	17,330	30,219	—	31,549	490,447
Costs and expenses:
Oil and gas production	105,176	6,252	2,126	—		113,554
Depletion, depreciation and amortization	102,463	1,386	2,662	—	7,368	113,879
Impairment of long-lived assets	—	—	—	(2,582)	—	(2,582)
Exploration and abandonments	31,801	37	1,120	1,539	1	34,498
General and administrative	—	—	—	—	32,330	32,330
Accretion of discount on asset retirement obligations	—	—	—	—	1,702	1,702
Interest	—	—	—	—	35,476	35,476
Hurricane activity, net	110	—	—	—	—	110
Other	—	—	—	—	7,513	7,513
	239,550	7,675	5,908	(1,043)	84,390	336,480
Income (loss) from continuing operations before income taxes	171,799	9,655	24,311	1,043	(52,841)	153,967
Income tax benefit (provision)	(63,566)	(2,800)	(14,662)	—	20,080	(60,948)
Income (loss) from continuing operations	$108,233	$6,855	$9,649	$1,043	$(32,761)	$93,019

Three months ended September 30, 2006:
Revenues and other income:
Oil and gas	$346,294	$22,844	$14,974	$—	$—	$384,112
Interest and other	—	—	—	—	14,017	14,017
Gain (loss) on disposition of assets, net	(601)	—	—	—	165	(436)
	345,693	22,844	14,974	—	14,182	397,693
Costs and expenses:
Oil and gas production	83,906	2,197	2,584	—	—	88,687
Depletion, depreciation and amortization	74,269	1,384	861	—	6,048	82,562
Exploration and abandonments	32,457	33	3,040	5,476	—	41,006
General and administrative	—	—	—	—	29,262	29,262
Accretion of discount on asset retirement obligations	—	—	—	—	940	940
Interest	—	—	—	—	23,467	23,467
Other	—	—	—	—	14,001	14,001
	190,632	3,614	6,485	5,476	73,718	279,925
Income (loss) from continuing operations before income taxes	155,061	19,230	8,489	(5,476)	(59,536)	117,768
Income tax benefit (provision)	(56,597)	(5,769)	(5,207)	2,738	25,564	(39,271)
Income (loss) from continuing operations	$98,464	$13,461	$3,282	$(2,738)	$(33,972)	$78,497

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

	United States	South Africa	Tunisia	Other	Headquarters	Consolidated Total
	(in thousands)
Nine months Ended September 30, 2007:
Revenues and other income:
Oil and gas	$1,102,795	$50,064	$79,413	$—	$—	$1,232,272
Interest and other	—	—	—	—	71,051	71,051
Gain (loss) on disposition of assets, net	904	—	—	—	(1,764)	(860)
	1,103,699	50,064	79,413	—	69,287	1,302,463
Costs and expenses:
Oil and gas production	284,370	17,564	6,446	—	—	308,380
Depletion, depreciation and amortization	249,023	3,961	6,726	—	21,217	280,927
Impairment of long-lived assets	5,687	—	—	9,622	—	15,309
Exploration and abandonments	129,183	128	9,304	31,528	—	170,143
General and administrative	—	—	—	—	94,304	94,304
Accretion of discount of asset retirement obligations	—	—	—	—	5,025	5,025
Interest	—	—	—	—	94,432	94,432
Hurricane activity, net	60,658	—	—	—	—	60,658
Other	—	—	—	—	23,478	23,478
	728,921	21,653	22,476	41,150	238,456	1,052,656
Income (loss) from continuing operations before income taxes	374,778	28,411	56,937	(41,150)	(169,169)	249,807
Income tax benefit (provision)	(138,668)	(8,239)	(35,011)	—	89,737	(92,181)
Income (loss) from continuing operations	$236,110	$20,172	$21,926	$(41,150)	$(79,432)	$157,626

Nine months Ended September 30, 2006:
Revenues and other income:
Oil and gas	$987,387	$78,701	$42,546	$—	$—	$1,108,634
Interest and other	—	—	—	—	33,576	33,576
Loss on disposition of assets, net	(451)	—	—	—	(3,539)	(3,990)
	986,936	78,701	42,546	—	30,037	1,138,220
Costs and expenses:
Oil and gas production	245,366	15,876	3,499	—	—	264,741
Depletion, depreciation and amortization	205,190	7,668	3,012	—	17,399	233,269
Exploration and abandonments	139,072	163	9,294	52,139	(41,997)	158,671
General and administrative	—	—	—	—	88,466	88,466
Accretion of discount on asset retirement
obligations	—	—	—	—	2,793	2,793
Interest	—	—	—	—	82,857	82,857
Hurricane activity, net	38,000	—	—	—	—	38,000
Other	—	—	—	—	31,208	31,208
	627,628	23,707	15,805	52,139	180,726	900,005
Income (loss) from continuing operations before income taxes	359,308	54,994	26,741	(52,139)	(150,689)	238,215
Income tax benefit (provision)	(131,147)	(16,498)	(16,542)	26,070	24,151	(113,966)
Income (loss) from continuing operations	$228,161	$38,496	$10,199	$(26,069)	$(126,538)	$124,249

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

	September 30, 2007	December 31, 2006
Segment Assets:	(in thousands)

United States	$7,314,903	$6,395,046
Canada (assets held for sale at September 30, 2007)	670,026	547,012
Argentina	18,169	2,444
South Africa	188,428	176,789
Tunisia	156,871	72,142
West Africa	11,983	41,238
Headquarters	193,204	120,728
Total consolidated assets	$8,553,584	$7,355,399

NOTE L.	Volumetric Production Payments

During 2005, the Company sold 27.8 MMBOE of proved reserves by means of three VPP agreements for net proceeds of $892.6 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPP's were initially used to reduce outstanding indebtedness. The first VPP sold 58 Bcf of gas volumes over an expected five-year term that began in February 2005. The second VPP sold 10.8 MMBbls of oil volumes over an expected seven-year term that began in January 2006. The third VPP sold 6.0 Bcf of gas volumes over an expected 32-month term that began in May 2005 and 6.2 MMBbls of oil volumes over an expected five-year term that began in January 2006.

The Company's VPP's represent limited-term overriding royalty interests in oil and gas reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests; (ii) do not bear future production costs and capital expenditures associated with the reserves; (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the reserves acquired); (iv) transfer title of the reserves to the purchaser; and (v) allow the Company to retain the remaining reserves after the VPP's volumetric quantities have been delivered.

Under SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," a VPP is considered a sale of proved reserves. As a result, the Company (i) removed the proved reserves associated with the VPP's; (ii) recognized the VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil and gas revenues over the terms of the VPP's; (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests; and (iv) no longer recognizes production associated with the VPP volumes.

           The following table provides information about the deferred revenue carrying values of the Company's VPP's:

	Gas	Oil	Total
	(in thousands)

Deferred revenue at December 31, 2006	$175,088	$489,423	$664,511
Less: 2007 amortization	(53,611)	(82,323)	(135,934)

Deferred revenue at September 30, 2007	$121,477	$407,100	$528,577

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2007	$45,297
2008	158,139
2009	147,905
2010	90,215
2011	44,951
2012	42,070
$528,577

NOTE M.     Interest and Other Income

The following table provides the components of the Company's interest and other income:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$28,329	$—	$53,329	$—
Alaskan Exploration Incentive Tax credits	—	5,570	—	5,570
Royalty obligation credit	—	—	4,816	—
Sales and other tax refunds	—	—	3,704	25
Minority interest in subsidiary net loss (see Note B)	326	742	2,778	4,370
Interest income	422	5,495	1,806	12,067
Sale of marketable securities	1,749	—	1,749	—
Other income	508	1,325	1,560	3,071
Deferred compensation plan income	144	111	1,026	629
Foreign currency remeasurement and exchange gains (b)	(487)	774	283	2,067
Business interruption insurance claim	—	—	—	3,647
Bad debt recoveries	—	—	—	2,130
Total interest and other income	$30,991	$14,017	$71,051	$33,576

_____________

(a)

The Company earns Alaskan Petroleum Production Tax (“PPT”) credits on qualifying capital expenditures. During 2007, the Company received a $25.0 million refund from the State of Alaska for a portion of its PPT credits and sold PPT credits for $28.3 million to a third party. The Company recognizes income from PPT credits at the time they are realized through a cash refund or sale.

(b)

The Company's operations in Argentina, Canada and Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies. Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE N.     Insurance Claims

During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

The Company filed a business interruption claim with its insurance provider related to its Devils Tower field resulting from its inability to sell production as a result of damages to third-party facilities. During 2006, the Company settled its business interruption claim with its insurance provider for $18.5 million, of which none was recognized in the first three quarters of 2006.

As a result of Hurricane Rita, the Company's East Cameron facility, located on the Gulf of Mexico shelf, was destroyed. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The Company currently estimates that it will cost approximately $185 million to $217 million to reclaim and abandon the East Cameron facility; however, at this point no better estimate than any other amount within the range can be determined, thus the Company has recorded the estimated provision of $185 million.. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. The estimate to reclaim and abandon the East Cameron facility contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and wellbores. During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company recorded additional abandonment obligation charges of $66.0 million ($47.0 million recorded during the second quarter of 2007) and $75.0 million ($42.0 million recorded during the first three quarters of 2006), respectively.

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

In December 2005, the Company received the $14 million of scheduled property value for the East Cameron assets and recognized a gain of $9.7 million associated therewith. The Company received the $4 million of business interruption recoveries in the first quarter of 2006, which is reflected in hurricane activity, net, in the Consolidated Statements of Operations. During the fourth quarter of 2006, the Company recorded estimated insurance recoveries of $43 million, which is reflected in other current assets in the accompanying Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, related to the estimated costs for the known debris removal portion of the claim as the Company believes that it is probable that it will be successful in asserting coverage under the debris removal part of its insurance coverage. During the first nine months of 2007, the Company recognized approximately $5 million of insurance recoveries for debris removal that were not related to the previously discussed recovery, which is reflected in hurricane activity, net, in the Consolidated Statement of Operations. No recoveries have been reflected related to the well restoration and safety coverages as the Company is working to resolve certain issues regarding coverage under this section of the insurance policies. In the third quarter of 2007, the Company commenced legal actions against certain of its insurance carriers regarding policy coverage issues. However, the Company continues to expect that a substantial portion of the loss will be recoverable from insurance.

NOTE O.	Canadian Divestiture

In August 2007, the Company entered into a share purchase agreement for the sale of all of the common stock in its Canadian subsidiary for $540 million, subject to normal closing adjustments. All necessary regulatory approvals have been obtained, except for the purchaser’s approval under the Investment Canada Act. The Company expects the transaction to close during the fourth quarter of 2007 and associated therewith excepts to recognize a gain on the sale in excess of $85 million which will be reflected in discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

NOTE P.	Impairment of Long-Lived Assets

Nigerian impairment. In June 2007, the Company entered into an agreement to divest its interest in a subsidiary (owned 59 percent by the Company, the “Nigeria Subsidiary”) that held an interest in the deepwater Nigerian Block 320. The agreement was subject to governmental approval. The governmental approval was not obtained by the deadline and as a result, Pioneer terminated the agreement. Based on the terms of the agreement, which established the Company’s estimate of fair value, the Company recorded a $12.2 million impairment charge in the second quarter of 2007 to reduce the net basis to the estimated fair value. Also, as a result of due diligence efforts that emerged as part of the Company’s compliance efforts, and with assistance from outside counsel, the Company determined that it could not, consistent with its legal obligations, fund or approve future operations in connection with Block 320. As a result, during the third quarter of 2007 the Company engaged in a process to withdraw from the production sharing contract relating to Block 320 and related agreements. As a part of this process the Company disposed of its shares in the Nigeria Subsidiary to an unaffiliated third party. As a result, the Company no longer owns any interest in the Nigeria Subsidiary or Block 320 and iwll not fund or participate in any future operations in connection with Blcok 320, and associated therewith the Company recorded a reduction of $2.6 million to the previous impairment charge.

United States impairment. During the nine months ended September 30, 2007, the Company recorded a $5.7 million impairment provision to reduce the carrying values of certain proved oil and gas properties located in Louisiana. The impairment provision was determined in accordance with SFAS 144, and reduced the carrying values of the assets to their estimated fair value.

NOTE Q.	Discontinued Operations

During 2006 and 2007, the Company sold or has an agreement to sell its interests in the following oil and gas assets:

Country	Description of Assets	Date Divested	Net Proceeds	Gain
(in millions)
United States	Deepwater Gulf of Mexico fields	March 2006	$ 1,156.9 (a)	$ 726.1

Argentina	Argentine assets	April 2006	$ 669.6	$ 10.9

Canada	Canadian Assets	(b)

_____________

(a)	Net proceeds do not reflect the cash payment by the Company of $164.3 million for terminated hedges associated with the deepwater Gulf of Mexico assets.
(b)	Closing expected in the fourth quarter of 2007.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

Pursuant to SFAS 144, the Company has reflected the results of operations of the above transactions as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
	(in thousands)
Revenues and other income:
Oil and gas	$34,730	$33,682	$111,616	$295,875
Interest and other	(1,039)	3,171	698	27,722
Gain (loss) on disposition of assets (a)	(808)	2,719	(1,096)	735,580
	32,883	39,572	111,218	1,059,177
Costs and expenses:
Oil and gas production	14,121	14,305	44,228	67,241
Depletion, depreciation and amortization (a)	5,433	12,727	34,502	69,737
Exploration and abandonments (a)	1,680	2,917	12,196	12,908
General and administrative	2,027	1,257	5,860	16,545
Accretion of discount on asset retirement obligations (a)	516	228	1,396	1,481
Interest	53	119	94	531
Other	1,837	5,017	922	6,334
	25,667	36,570	99,198	174,777
Income from discontinued operations before income taxes	7,216	3,002	12,020	884,400
Income tax benefit (provision):
Current	(340)	(412)	(5,029)	(155,484)
Deferred (a)	2,032	(288)	3,383	(141,120)
Income from discontinued operations	$8,908	$2,302	$10,374	$587,796

_____________

(a)

Represents the significant noncash components of discontinued operation. Included in exploration and abandonments is approximately $0.4 million and $5.0 million of cash related costs for the three and nine months ended September 30, 2007 and $1.9 million and $3.3 million for the same respective periods of 2006.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

         At September 30, 2007, the Canadian assets and liabilities included in discontinued operations held for sale and associated accumulated other comprehensive income components were comprised of the following (in thousands):

Assets included in discontinued operations held for sale:
Current assets, including cash and cash equivalents of $7.7 million	$30,807
Property, plant and equipment, net	637,336
Other assets, net	1,883
Total assets	$670,026

Liabilities included in discontinued operations held for sale:
Current liabilities	$21,479
Deferred tax liabilities	52,288
Other liabilities	30,815
Total liabilities	$104,582

Accumulated other comprehensive income:
Deferred hedge gains, net of tax	$11,822
Cumulative translation adjustment	131,278
Total accumulated other comprehensive income	$143,100

At September 30, 2007, the net investment, based on the above table, in the Company's Canadian assets is approximately $422 million. The Company expects to recognize a gain in excess of $85 million on the sale of the Canadian assets, which will be reflected in discontinued operations.

NOTE R.	Pioneer Southwest Energy Partners L.P. Initial Public Offering

In July 2007, Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest”), a subsidiary of the Company, filed a preliminary registration statement (subject to completion) with the SEC to sell limited partner interests. Pioneer Southwest will own interests in certain oil and gas properties currently owned by the Company in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 45.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public. The Company expects to close the offering of the limited partner interests in the fourth quarter of 2007. The Company expects that it will consolidate Pioneer Southwest into its financial statements and reflect the public ownership as minority interest.

In October 2007, Pioneer Southwest entered into a $300 million unsecured revolving credit facility (“PSE Credit Agreement”) with a syndicate of banks which will mature five years following the closing of the offering of the limited partner interests in Pioneer Southwest. The closing of the public offering of Pioneer Southwest’s limited partner interests is a condition to the obligation of the lenders to make loans under the PSE Credit Agreement.

The PSE Credit Agreement contains certain financial covenants applicable to Pioneer Southwest, which include (i) the maintenance of a maximum debt to EBITDAX leverage ratio of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of Pioneer Southwest’s oil and gas assets to total debt of at least 1.75 to 1.0. Because of the net present value covenant, borrowings under the PSE Credit Agreement are expected to be initially limited to approximately $150 million.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the third quarter of 2007 included the following highlights:

•	The recognition of third quarter 2007 net income of $101.9 million ($.84 per diluted share), as compared to $80.8 million ($.64 per diluted share) for the third quarter of 2006.
•

Net cash provided by operating activities was $190.6 million in the third quarter of 2007, as compared to $179.8 million in the comparable quarter of 2006. The increase in 2007, as compared to 2006, is primarily due to increased sales volumes along with increased NGL and gas prices realized.

•	Repurchase of 3.7 million shares of common stock at an aggregate cost of $160.1 million under the Company’s share repurchase program at an average price per share of $43.14.
•	Entry into an agreement to sell the Company's Canadian assets for cash proceeds of $540 million, subject to normal closing adjustments.
•	Announced an agreement to acquire assets in the Raton field for $205 million, subject to normal closing adjustments.
•

Entry into an agreement pursuant to which the Company has the option to purchase an additional 22 percent interest in the Spraberry Midkiff-Benedum gas processing plant for $230 million, subject to normal closing adjustments.

Recent Events

Master Limited Partnership IPO. During the third quarter of 2007, Pioneer Southwest Energy Partners L.P. (“Pioneer Southwest”), a subsidiary of the Company, filed a preliminary registration statement (subject to completion) with the SEC to sell limited partner interests. Pioneer Southwest will own interests in certain oil and gas properties currently owned by the Company in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 45.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public. The Company expects to close the offering of the limited partner interests in the fourth quarter of 2007. The Company expects that it will consolidate Pioneer Southwest into its financial statements and reflect the public ownership as minority interest.

In October 2007, Pioneer Southwest entered into a $300 million unsecured revolving credit facility (“PSE Credit Agreement”) with a syndicate of banks which will mature 5 years following the closing of the offering of the limited partner interests in Pioneer Southwest. The closing of the public offering of Pioneer Southwest’s limited partner interests is a condition to the obligation of the lenders to make loans under the PSE Credit Agreement.

The PSE Credit Agreement contains certain financial covenants applicable to Pioneer Southwest, which include (i) the maintenance of a maximum leverage ratio of not more than 3.5 to 1.0, (ii) an interest coverage ratio (representing a ratio of EBITDAX to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of Pioneer Southwest’s oil and gas assets to total debt of at least 1.75 to 1.0. Because of the net present value covenant, borrowings under the PSE Credit Agreement are expected to be initially limited to approximately $150 million.

This Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any securities. Any offers, solicitations of offers to buy, or any sales of securities will only be made in accordance with the registration requirements of the Securities Act of 1933 or an exemption therefrom.

Share Repurchase Program. The Board has approved a share repurchase program for $750 million of the Company’s common stock. Through September 30, 2007, the Company had repurchased approximately $207.8 million of common stock under this program.

PIONEER NATURAL RESOURCES COMPANY

Fourth Quarter 2007 Outlook

Based on current estimates, the Company expects that fourth quarter 2007 production will average 101,000 to 106,000 BOEPD, excluding production from Canadian properties, which are classified as discontinued operations pending their expected divestiture during the fourth quarter of 2007 (see Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the anticipated divestiture of the Company’s Canadian assets). The lower end of the range primarily reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia.

Fourth quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.75 to $12.75 per BOE based on current NYMEX strip prices for oil and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $10.50 to $11.50 per BOE.

Total exploration and abandonment expense is expected to be $40 million to $70 million and could include up to $45 million from activities in the Company’s resource plays and associated acreage costs, primarily in the Edwards Trend in South Texas, Uinta/Piceance in the Rockies area and Tunisia, and $25 million in seismic investments, personnel costs and other costs.

General and administrative expense is expected to be $30 million to $34 million. Interest expense is expected to be $38 million to $42 million as a result of increased borrowings during the first nine months of 2007 to fund the front-end loaded 2007 capital program and a reduction in capitalized interest associated with the start-up of the South Coast Gas project. Accretion of discount on asset retirement obligations is expected to be $2 million to $3 million.

The Company's fourth quarter 2007 effective income tax rate is expected to range from 40 percent to 45 percent based on current capital spending plans and cash taxes are estimated to be $5 million to $10 million, primarily related to Tunisia.

Acquisitions, Divestments, Operations and Drilling Highlights

The Company’s 2007 capital budget is $1.45 billion, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs. During the first nine months of 2007, the Company spent approximately $1.28 billion of its capital budget. The 2007 capital budget was front-end loaded with expenditures to progress the Company’s large development projects (the South Coast Gas project in South Africa and the Oooguruk field development on the North Slope of Alaska), drill high-impact exploration projects in Alaska and Nigeria and to drill winter-access areas in Canada.

The Company’s cash flow from operating activities will not be sufficient to fund the 2007 capital budget. However, the Company believes that borrowings under its credit facility, proceeds from the IPO of Pioneer Southwest, cash flows from operating activities and proceeds from asset dispositions will be sufficient to fund the 2007 capital program.

PIONEER NATURAL RESOURCES COMPANY

         The following table summarizes by geographic area the Company's finding and development costs incurred during the first nine months of 2007:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
United States:
Permian Basin	$3,204	$18,453	$26,691	$304,683	$198	$353,229
Mid-Continent	283	—	16	15,190	—	15,489
Rocky Mountains	803	1,507	49,173	141,608	513	193,604
Gulf of Mexico	—	13	1,374	2,029	2,340	5,756
Onshore Gulf Coast	5,509	5,964	106,264	118,207	224	236,168
Barnett Shale	5,462	35,195	9,194	—	24	49,875
Alaska	—	1,555	44,545	204,584	279	250,963
	15,261	62,687	237,257	786,301	3,578	1,105,084
Canada	82	3,620	28,836	62,556	1,134	96,228
South Africa	—	—	128	109,133	2,391	111,652
Tunisia	—	1,081	77,890	6,783	1,087	86,841
Other	—	—	6,409	—	—	6,409
West Africa:
Equatorial Guinea	—	—	620	—	—	620
Nigeria	—	—	18,142	—	—	18,142
	82	4,701	132,025	178,472	4,612	319,892
Total Worldwide	$15,343	$67,388	$369,282	$964,773	$8,190	$1,424,976

The following table summarizes the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2007:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	18	472	475	—	15
Canada	3	—	1	1	1
South Africa	2	1	3	—	—
Total Worldwide	23	473	479	1	16

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	21	36	23	4	30
Canada	16	17	7	6	20
Tunisia	5	9	4	2	8
West Africa - Nigeria	—	1	—	1	—
Total Worldwide	42	63	34	13	58

PIONEER NATURAL RESOURCES COMPANY

          Permian Basin area. The Company expects to drill approximately 350 wells in 2007, principally in the Spraberry field. The majority of these Spraberry wells are being drilled deeper to add Wolfcamp formations which provides incremental production and proved reserves at attractive economics. The Company is also continuing to pursue acreage expansion opportunities and bolt-on acquisitions in the area.

In July 2007, the Company entered into an agreement under which the Company has the option to purchase an additional 22 percent interest in the Spraberry Midkiff-Benedum gas processing system for $230 million, subject to normal closing adjustments. The additional 22 percent can be purchased in increments in 2008 and 2009 and, if exercised, will increase the Company’s interest in the system to 49 percent. In conjunction with this transaction, the Company extended its percent of proceeds (“POP”) contract with the plant to 2022 and negotiated incremental increases in the Company’s POP beginning in 2009.

During July 2007, the Company entered into an agreement to acquire an interest in approximately 44,000 gross acres in the Spraberry field in West Texas for $90 million, subject to normal closing adjustments. Pioneer will operate the acquired properties. The acquisition is expected to close during the fourth quarter of 2007. Currently, proved reserves associated with the acquisition are approximately 15 MMBOE and production is currently averaging 700 BOEPD. The Company estimates that the acquisition provides more than 600 potential drilling locations utilizing 40-acre spacing.

Mid-Continent area. The Company continues to pursue field enhancement alternatives to optimize production in the area. In the Hugoton field, the Company has received regulatory approval to commingle production from the Panoma and Council Grove formations. A commingling pilot program has been initiated and the Company is monitoring its production performance. Pioneer has received regulatory relief in the West Panhandle field to allow for additional future drilling locations.

Rocky Mountains area. Pioneer expects approximately 300 wells to be completed and placed on production in the Raton field during 2007. Production is increasing as a result of a successful drilling program plus additional field and wellhead compression. The Company is also enhancing its gathering and compression facilities in the area during 2007.

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

In general, industry drilling success in the Rockies area has created more supply than can be transported by the current available pipeline infrastructure. As a result, gas prices in the region have experienced greater volatility and at the end of the third quarter of 2007 spot gas prices for the area were approximately $.60 per MMBtu. As a result of the extremely low gas prices during September and October of 2007, the Company shut-in approximately 5,000 to 6,000 MMcfpd of gas production in the Uinta/Piceance area. As discussed in Note F of the Notes to the Consolidated Financial Statements included in “Item 1. Financial Statements”, the Company entered into derivative commodity swap contracts for 5,000 MMBtu per day at $3.88 per MMBtu for November 2007 and December 2007, related to the Company’s Uinta/Piceance gas so that it would be economic to produce the gas. Additional pipeline capacity is expected during the first quarter of 2008 with the addition of the Rockies Express pipeline, which should alleviate the capacity constraints, allowing more gas to reach consumer markets and improved price levels. Prices have already rebounded in the area since September 30, 2007 and the Company believes that gas prices will continue to improve as a result of the Rockies Express pipeline being in service.

Gulf of Mexico area. During March 2006, the Company sold its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.1 million.

PIONEER NATURAL RESOURCES COMPANY

During 2006, the Company drilled two successful Clipper appraisal wells. The Company is currently evaluating subsea tie-back options to third-party production handling facilities in the area. Pioneer operates the Clipper discovery with a 55 percent working interest.

As a result of Hurricane Rita, the Company’s East Cameron facility, located on the Gulf of Mexico shelf, was destroyed. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. During the second quarter of 2007, the Company increased the estimated cost to reclaim and abandon the East Cameron facility by $47.0 million to an aggregate estimated cost of $185 million. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third-party engineering firm for the majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. (See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information on the East Cameron 322 facility.

Onshore Gulf Coast area. The Company expects to drill approximately 35 wells in the Edwards Trend during 2007. During the third quarter of 2007, the Company had two new field discoveries in the Edwards Trend, increasing new field discoveries in the Edwards expansion area to eight. The Company continues to add the infrastructure, primarily gas treating capacity and pipeline systems, related to its discoveries and development activity in the trend.

In the Edwards Trend, the Company also continues its shooting and interpretation of approximately 900 square miles of 3-D seismic data over its new field discoveries. The seismic data will allow the Company to more accurately locate and orient the horizontal wells for optimal results.

In the Pawnee field in South Texas, the Company is continuing its new fracture stimulation procedures on the existing wells. The results to date have shown increased production rates and the Company believes the procedure is increasing the recoverable reserves from the wells.

In Mississippi, the Company drilled two successful Cotton Valley wells in the Bolton field and installed a gas treating facility to process the gas. The Company is permitting for a 3-D seismic shoot in 2008 for the Bolton field to better define the resource potential and future drilling plans.

Barnett Shale. During the third quarter of 2007, the Company participated in the drilling of five successful exploration wells on its approximate 13,000 gross acres in the Barnett Shale play that it acquired in the second quarter of 2007.

In November 2007, the Company agreed to acquire an interest in approximately 74,000 gross acres in the Barnett Shale play for $150 million, subject to normal closing adjustments. The acquisition is expected to close during the fourth quarter of 2007. The Company estimates proved reserves on the acreage to be approximately 81 BCFE. The acreage being acquired contains more than 300 potential drilling locations, with most locations covered by 3-D seismic data. Currently, the production from the properties is averaging approximately 15 MMcfpd.

This acquisition will bring the Company’s total holdings in the Barnett Shale play to approximately 87,000 gross acres, with more than 450 potential drilling locations.

Alaska area. On the Oooguruk project, the subsea flowline and production facilities to carry produced liquids to existing onshore processing facilities at the Kuparuk River Unit have been installed. Pioneer has currently assembled the drilling rig on location and plans to commence drilling approximately 40 horizontal wells to develop the discovery in December of 2007. The Company estimates first production will occur during the first half of 2008 and first sales will occur mid-year 2008.

In 2005, the Company acquired an interest in the Cosmopolitan Unit in the Cook Inlet of Alaska. Through a series of transactions, the Company now owns 100 percent of the Cosmopolitan Unit. The previous operator of the Cosmopolitan Unit had an oil discovery for which economic viability was not determined. During 2005 and 2006, the Company completed and interpreted a 3-D seismic shoot. During the third quarter of 2007, the Company

PIONEER NATURAL RESOURCES COMPANY

commenced a sidetrack from an existing wellbore and is horizontally drilling an appraisal well from an onshore site. The Company plans to evaluate the results of the well and a planned extended production test to determine its go forward plans for the Cosmopolitan Unit during 2008.

During the 2006-2007 winter drilling season, the Company participated in drilling two exploratory wells in the National Petroleum Reserve - Alaska area, both of which were noncommercial.

Canada. In August 2007, the Company entered into a share purchase agreement for the sale of all of the Company’s common stock in its Canadian subsidiary for $540 million, subject to normal closing adjustments. All necessary regulatory approvals have been obtained, except for the purchaser’s approval under the Investment Canada Act. The Company expects the transaction to close during the fourth quarter of 2007 and associated therewith expects to recognize a gain on the sale in excess of $85 million which will be reflected in discontinued operations.

South Africa. First production from the Company’s South Coast Gas project commenced late in the third quarter of 2007 from four wells and sales will commence in the fourth quarter of 2007. Production is expected to average approximately 15 to 20 MMcfpd during the fourth quarter of 2007, including production from one additional well which is expected to begin producing by the end of 2007.  The Company continues to re-inject gas in the Sable field while it produces the oil from the field.  However, the Company is evaluating the possibility of concurrently producing the Sable field oil and gas into the South Coast Gas facilities.

Tunisia. In the Adam Concession, the Company has drilled two discoveries and two successful appraisal wells in 2007. All four of the wells are currently on production and the Company plans to drill one additional well in the fourth quarter of 2007.

On the Jenein Nord exploration permit, the Company has drilled seven discoveries and plans to drill two additional exploration wells during the fourth quarter of 2007. The Company is constructing the production facilities and has applied for a production concession. Production is expected to commence in the fourth quarter of 2007, with first sales expected in early 2008.

The Company’s Anaguid exploration permit is located immediately north of the Jenein Nord exploration permit. The Company entered into an agreement to acquire an additional 15 percent interest in the Anaguid exploration permit, subject to certain conditions, including governmental approval. The acquisition will increase the Company’s interest in the exploration permit to 60 percent and result in the transfer of operations to Pioneer. The Company expects that in connection with the governmental approval, the permit will be extended for eighteen months and the Company will commit to drill a well during the extension period. Following governmental approval of the acquisition, the Company intends to acquire additional 3-D seismic data over portions of the Anaguid and Jenein Nord permits, and expects to drill an Anaguid exploration well in 2008.

During 2007, the Company drilled two exploratory wells on the Borj El Khadra exploration permit. The first well was a previously announced discovery while the second well was unsuccessful.

Nigeria. A subsidiary of the Company joined other companies in a production sharing contract covering the oil prospecting license for Block 320 in deepwater Nigeria, gaining exploration rights from the Nigerian National Petroleum Corporation. During the third quarter of 2007, the Company disposed of all its shares in the subsidiary holding Block 320.  As a result of the disposition of the shares in the Nigerian subsidiary, the Company no longer owns any interest in Block 320 and will not fund or participate in any future operations in connection with Block 320.

During the second quarter of 2007, the Company participated in the drilling of the Ofuruma 1X well on the Devon Energy-operated Block 256 in deepwater Nigeria. The Ofuruma 1X well found only non-commercial oil and gas accumulations and fulfilled the Company's drilling commitments on Block 256. The Company is in the process of relinquishing its interest in Block 256. Once the relinquishment of Block 256 is complete and with the disposal of the Nigerian subsidiary, the Company will complete its exit from Nigeria. See Note P of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding Nigeria.

PIONEER NATURAL RESOURCES COMPANY

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

Results of Operations

Oil and gas revenues. Oil and gas revenues from continuing operations totaled $458.9 million and $1.2 billion for the three and nine months ended September 30, 2007, respectively, as compared to $384.1 million and $1.1 billion for the same respective periods of 2006.

The increase in oil and gas revenues from continuing operations during the three and nine months ended September 30, 2007, as compared to the same periods of 2006, is reflective of increases in United States and Tunisian revenues, partially offset by a decline in South African revenues. The increase in revenues in the United States was primarily due to volume increases resulting from successful drilling activity and reductions in scheduled volumetric production payment (“VPP”) deliveries, combined with an increase in reported natural gas liquids (“NGL”) and gas prices. Revenues in Tunisia increased primarily due to increased oil volumes attributable to successful drilling programs, 2007 gas sales and increases in average oil prices. South African revenues declined due to normal production decline rates in the Sable field and the timing of oil cargo liftings, partially offset by increases in reported oil prices.

The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Oil (Bbls):
United States	18,298	17,575	18,617	17,406
South Africa	2,368	3,513	2,599	4,287
Tunisia	4,328	2,299	4,062	2,393
Worldwide	24,994	23,387	25,278	24,086
NGLs (Bbls):
United States	19,997	18,884	18,190	18,599
Worldwide	19,997	18,884	18,190	18,599
Gas (Mcf):
United States	333,842	286,182	308,447	282,450
Tunisia	1,003	—	2,755	—
Worldwide	334,845	286,182	311,202	282,450
Total (BOE):
United States	93,936	84,156	88,215	83,080
South Africa	2,368	3,513	2,599	4,287
Tunisia	4,495	2,299	4,521	2,393
Worldwide	100,799	89,968	95,335	89,760

PIONEER NATURAL RESOURCES COMPANY

On a quarter-to-quarter BOE comparison, average daily sales volumes increased by 12 percent in the United States and 96 percent in Tunisia, while average daily sales volumes decreased by 33 percent in South Africa. On a year-to-date BOE comparison, average daily sales volumes increased by six percent in the United States and 89 percent in Tunisia, while average daily sales volumes decreased by 39 percent in South Africa.

During the three and nine month periods ended September 30, 2007, as compared to the three and nine month periods ended September 30, 2006, oil and gas volumes delivered under the Company’s VPPs decreased by four percent (541 BOE per day) and five percent (776 BOE per day), respectively.

The following table provides average daily sales volumes from discontinued operations by geographic area and in total, during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Oil (Bbls):
United States	—	—	—	3,208
Argentina	—	—	—	3,362
Canada	277	312	309	299
Worldwide	277	312	309	6,869
NGLs (Bbls):
Argentina	—	—	—	563
Canada	425	468	406	433
Worldwide	425	468	406	996
Gas (Mcf):
United States	—	(140)	—	48,195
Argentina	—	—	—	58,700
Canada	47,537	46,664	49,808	42,514
Worldwide	47,537	46,524	49,808	149,409
Total (BOE):
United States	—	(23)	—	11,241
Argentina	—	—	—	13,708
Canada	8,624	8,558	9,017	7,818
Worldwide	8,624	8,535	9,017	32,767

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Average reported prices:
Oil (per Bbl):
United States	$68.28	$70.96	$59.38	$66.91
South Africa	$79.54	$70.68	$70.57	$67.25
Tunisia	$73.61	$70.79	$66.24	$65.13
Worldwide	$70.27	$70.90	$61.63	$66.79
NGL (per Bbl):
United States	$42.48	$38.73	$38.09	$36.15
Worldwide	$42.48	$38.73	$38.09	$36.15
Gas (per Mcf):
United States	$7.11	$6.24	$7.27	$6.30
Tunisia	$9.83	$—	$7.92	$—
Worldwide	$7.11	$6.24	$7.27	$6.30
Average realized prices:
Oil (per Bbl):
United States	$72.98	$69.58	$63.05	$65.34
South Africa	$79.54	$70.68	$70.57	$67.01
Tunisia	$73.61	$70.79	$66.24	$65.13
Worldwide	$73.71	$69.86	$64.33	$65.61
NGL (per Bbl):
United States	$42.48	$38.73	$38.09	$36.15
Worldwide	$42.48	$38.73	$38.09	$36.15
Gas (per Mcf):
United States	$5.46	$5.70	$6.04	$6.07
Tunisia	$9.83	$—	$7.92	$—
Worldwide	$5.47	$5.70	$6.05	$6.07

Hedging activities. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2007, the Company's commodity price hedges decreased oil and gas revenues from continuing operations by $2.8 million and $51.1 million, respectively, as compared to $30.8 million and $117.5 million during the same respective periods in 2006. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders’ equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated.

PIONEER NATURAL RESOURCES COMPANY

          Deferred revenue. During the three and nine months ended September 30, 2007, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $45.6 million and $135.9 million, respectively, as compared to increases of $47.4 and $143.2 million during the same respective periods in 2006. See Notes F and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

Interest and other income. Interest and other income from continuing operations for the three and nine months ended September 30, 2007 was $31.0 million and $71.1 million, respectively, as compared to $14.0 million and $33.6 million for the same respective periods in 2006. The $17.0 million increase in interest and other income from continuing operations during the three months ended September 30, 2007, as compared to the same period in 2006, was primarily due to a $28.3 million Alaskan PPT credit dispositions realized during the third quarter of 2007, partially offset by a $5.6 million decrease in Alaskan exploration incentive tax credits and $5.1 million decrease in interest income. The $37.5 million increase in interest and other income from continuing operations during the nine months ended September 30, 2007, as compared to the same period in 2006, was primarily due to $53.3 million of Alaskan PPT credit dispositions, partially offset by a $10.3 million decrease in interest income and the aforementioned decrease in Alaskan exploration incentive tax credits. See Note M of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s PPT credits.

Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $113.6 million and $308.4 million during the three and nine months ended September 30, 2007, respectively, as compared to $88.7 million and $264.7 million for the same respective periods of 2006. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 14 percent and 10 percent, respectively, during the three and nine months ended September 30, 2007, as compared to the same respective periods in 2006, primarily due to (i) increases in labor and salt water disposal costs in the Permian Basin area, (ii) compression optimization expenditures in the Rockies area, (iii) repair and clean-up costs, and associated production downtime, from severe weather conditions that affected certain areas of the Company’s United States operations during the first quarter of 2007 and (iv) general inflation of oilfield service costs and third-party transportation charges. In South Africa, the per BOE costs have increased as a result of declining production and a significant component of operating costs being fixed associated with the production facilities.

The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Lease operating expenses	$7.18	$5.61	$6.82	$5.85
Third-party transportation charges	1.00	0.79	0.97	0.79
Taxes:
Ad valorem	1.34	1.46	1.42	1.47
Production	1.89	2.04	1.84	1.95
Workover costs	0.83	0.81	0.79	0.74

Total production costs	$12.24	$10.71	$11.84	$10.80

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

United States	$12.17	$10.84	$11.81	$10.82
South Africa	$28.70	$6.80	$24.76	$13.57
Tunisia	$5.14	$12.22	$5.22	$5.36
Worldwide	$12.24	$10.71	$11.84	$10.80

Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $113.9 million ($12.28 per BOE) and $280.9 million ($10.79 per BOE) for the three and nine months ended September 30, 2007, respectively, as compared to $82.6 million ($9.97 per BOE) and $233.3 million ($9.52 per BOE) during the same respective periods of 2006. The $31.3 million increase in total DD&A expense during the third quarter of 2007 as compared to the third quarter 2006 is comprised of a $30.0 million increase in depletion of oil and gas properties and a $1.3 million increase in depreciation and amortization of other property and equipment. The $47.6 million increase in total DD&A expense during the nine months ended September 30, 2007, as compared to the same period during 2006, is comprised of a $43.8 million increase in depletion of oil and gas properties and a $3.8 million increase in depreciation and amortization of other property and equipment.

Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $11.49 and $9.98 per BOE during the three and nine months ended September 30, 2007, respectively, as compared to $9.24 and $8.81 per BOE during the same respective periods in 2006. The increases in per BOE depletion expense from continuing operations of 24 percent and 13 percent during the three and nine months ended September 30, 2007, respectively, as compared to the same respective periods in 2006, were primarily due to third quarter 2007 negative, price-driven proved reserve revisions in the Uinta/Piceance area and capital cost inflation. As previously discussed, the gas price associated with the Uinta/Piceance area was $.60 per MMBtu at September 30, 2007, which caused a negative revision to the proved reserves for that area and a related increase in the depletion rate. The negative revision to the Uinta/Piceance proved reserves had a $1.90 per BOE effect on the depletion rate for the three months ended September 30, 2007. Also, as previously discussed, gas prices in the area have improved and the Company expects the depletion rate for the Unita/Piceance area to decrease in the fourth quarter of 2007. Per BOE depletion expense in South Africa during the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, decreased primarily due to positive proved reserve revisions.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

United States	$11.86	$9.59	$10.34	$9.05
South Africa	$6.36	$4.28	$5.58	$6.55
Tunisia	$6.44	$4.07	$5.45	$4.61
Worldwide	$11.49	$9.24	$9.98	$8.81

Impairment of long-lived assets. During the nine months ended September 30, 2007, the Company recognized aggregate impairment charges of $15.3 million, representing a reduction of $2.6 million during the third quarter of 2007. Approximately $9.6 million of the impairment charges relate to the announcement during the second quarter of 2007 of the Company’s intention to divest a subsidiary that held an interest in Block 320 in deepwater Nigeria under terms that would have resulted in a loss on divestiture of approximately $12.2 million. During the third quarter of 2007, the Company disposed of the Nigerian subsidiary under different terms that

PIONEER NATURAL RESOURCES COMPANY

reduced the impairment of Nigerian subsidiary’s net assets by $2.6 million. During the second quarter of 2007, the Company also recognized a $5.7 million impairment charge to reduce the carrying values of certain oil and gas properties located in Louisiana, due to poor well performance. See Note P of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information on the impairment charges.

Exploration and abandonments expense. The following tables provide the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three and nine months ended September 30, 2007 and 2006:

	United	South
	States	Africa	Tunisia	Other	Total
	(in thousands)
Three months ended September 30, 2007:
Geological and geophysical	$21,112	$37	$471	$2,846	$24,466
Exploratory dry holes	3,951	—	649	(1,306)	3,294
Leasehold abandonments and other	6,738	—	—	—	6,738
	$31,801	$37	$1,120	$1,540	$34,498

Three months ended September 30, 2006:
Geological and geophysical	$19,390	$33	$1,273	$4,787	$25,483
Exploratory dry holes	9,718	—	1,767	690	12,175
Leasehold abandonments and other	3,348	—	—	—	3,348
	$32,456	$33	$3,040	$5,477	$41,006

Nine months Ended September 30, 2007:
Geological and geophysical	$64,461	$128	$1,047	$9,634	$75,270
Exploratory dry holes	45,338	—	8,257	14,255	67,850
Leasehold abandonments and other	19,384	—	—	7,639	27,023
	$129,183	$128	$9,304	$31,528	$170,143

Nine months Ended September 30, 2006:
Geological and geophysical	$52,012	$163	$7,470	$18,473	$78,118
Exploratory dry holes	41,076	—	1,825	15,845	58,746
Leasehold abandonments and other	3,984	—	—	17,823	21,807
	$97,072	$163	$9,295	$52,141	$158,671

The Company's exploration and abandonment expense from continuing operations during the third quarter of 2007 is primarily attributable to continued seismic activity in the Company’s South Texas and Rocky Mountains plays and $6.2 million of unproved property abandonment charges associated with the Company’s exploration activities in Louisiana. During the nine months ended September 30, 2007, the Company drilled and evaluated 47 exploration/extension wells, 34 of which were successfully completed as discoveries. During the same respective period in 2006, the Company drilled and evaluated 297 exploration/extension wells, 280 of which were successfully completed as discoveries. The decline in the number of exploration/extension wells drilled by the Company is primarily due to the Company’s significant reduction in its 2007 coal bed methane drilling in Canada due to lower gas prices.

General and administrative expense. General and administrative expense from continuing operations for the three and nine months ended September 30, 2007 were $32.3 million and $94.3 million, respectively, as compared to $29.3 million and $88.5 million during the same respective periods in 2006. The increase in general and administrative expense from continuing operations during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, was primarily due to an increase in performance-

PIONEER NATURAL RESOURCES COMPANY

related compensation costs, including the amortization of restricted stock awarded to officers, directors and employees. As of September 30, 2007, the Company has $46.2 million of deferred compensation expense related to unvested restricted stock awards that will be charged to earnings over a weighted average period of approximately one year and eleven months. The Company continues to monitor its general and administrative expense and is focused on administrative cost control. However, the Company anticipates that the formation of Pioneer Southwest will necessitate future growth in the Company’s general and administrative expenses.

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations from continuing operations was $1.7 million and $5.0 million for the three and nine months ended September 30, 2007, respectively, as compared to $940 thousand and $2.8 million for the same respective periods of 2006. The increase in accretion of discount on asset retirement obligations during 2007 is primarily due to new wells placed on production. See Note G of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for information regarding the Company’s asset retirement obligations.

Interest expense. Interest expense from continuing operations was $35.5 million and $94.4 million for the three and nine months ended September 30, 2007, respectively, as compared to $23.5 million and $82.9 million for the same respective periods in 2006. The weighted average interest rate on the Company's indebtedness for the three and nine months ended September 30, 2007, including the effects of interest rate derivatives and capitalized interest, was 6.6 percent as compared to 6.1 percent and 6.5 percent for the same respective periods in 2006. The increase in interest expense from continuing operations during the three months ended September 30, 2007, as compared to the same period of 2006, was primarily due to (i) a $16.6 million increase in interest incurred on senior note and credit agreement borrowings that were used to fund additions to oil and gas properties and (ii) a $1.7 million increase in noncash interest expense attributable to certain discounted liabilities and deferred hedge losses, partially offset by (iii) a $6.2 million increase in capitalized interest on the Company’s Oooguruk and South Coast Gas development projects in Alaska and South Africa, respectively. The Company expects interest expense to increase in future periods due to the completion of the South Africa South Coast Gas project during the third quarter of 2007 and the Alaskan Oooguruk project facilities nearing completion.

Hurricane activity, net. The Company recorded net hurricane related activity expenses of $.1 million and $60.7 million during the three and nine months ended September 30, 2007, respectively, and $38.0 million for the nine months ended September 30, 2006, which are associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita. In January 2007, the operations to reclaim and abandon the East Cameron facility began and the Company expects to incur a substantial portion of the reclamation and abandonment costs in 2007. The incremental increase in the reclamation and abandonment obligation in the nine months ended September 30, 2007 is primarily due to increasing the estimated time that it will take to complete certain aspects of the reclamation and abandonment project based on the recent project work experience. During the third quarter of 2007, the Company commenced legal actions against certain of its insurance carriers regarding policy coverage issues. However, the Company continues to expect that a substantial portion of the loss will be recoverable from insurance. See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facility reclamation and abandonment.

Other expenses. Other expenses from continuing operations for the three and nine months ended September 30, 2007 were $7.5 million and $23.5 million, respectively, as compared to $14.0 million and $31.2 million for the same respective periods in 2006. The Company’s other expenses include legal and environmental contingency accruals, minority interests in earnings of subsidiaries, foreign exchange losses and other nonrecurring expenses.

Income tax provision. The Company recognized income tax provisions on continuing operations of $60.9 million and $92.2 million during the three and nine months ended September 30, 2007, respectively, as compared to $39.3 million and $114.0 million for the same respective periods in 2006. The Company's effective tax rate on continuing operations of 39.6 percent and 36.9 percent during the three and nine months ended September 30, 2007, respectively, differs from the combined United States federal and state statutory rate of approximately 37.0 percent primarily due to:

•	foreign tax rates,
•	statutes in foreign jurisdictions that differ from those in the United States, including a newly-enacted South

PIONEER NATURAL RESOURCES COMPANY

African tax law allowing for the deduction of 150 percent of development expenditures, resulting in a $2.3 million and a $7.5 million tax benefit recognized for the three and nine months ended September 30, 2007, respectively,

•

a $5.8 million tax benefit associated with the third quarter 2007 reversal of Tunisian deferred tax asset valuation allowances previously taken on the Company's Jenein Nord permit, which management believes is more likely than not to be realized in the future from forecasted operations,

•	a $39.1 million tax benefit during the nine months ended September 30, 2007 related to the Company’s plan to exit from Nigeria,
•

a $16.2 million U.S. tax provision during the nine months ended September 30, 2007, of which $13.0 million was recognized in the second quarter of 2007, related to the Company no longer having identifiable plans to reinvest the South Africa earnings in South Africa, and

•	changes in deferred tax asset valuation allowances.

See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

Discontinued operations. During 2006 and 2007, the Company sold or has an agreement to sell its interests in the following oil and gas assets and has reflected their results of operations in discontinued operations:

Country	Description of Assets	Date Divested

United States	Deepwater Gulf of Mexico fields	March 2006

Argentina	Argentine assets	April 2006

Canada	Canadian assets	(a)

_____________

(a)	Closing expected in the fourth quarter of 2007.

The Company recognized income from discontinued operations of $8.9 million and $10.4 million during the three and nine months ended September 30, 2007, respectively, as compared to $2.3 million and $587.8 million for the same respective periods of 2006. The income from discontinued operations for the three and nine months ended September 30, 2007 and the three months ended September 30, 2006 are primarily associated with the Company’s pending sale of its Canadian operations, which is expected to close during the fourth quarter of 2007. The income from discontinued operations for the nine months ending September 30, 2006 includes the gains on the March 2006 disposition of the Company’s deepwater Gulf of Mexico assets and the April 2006 disposition of the Company’s Argentine assets as well as the Company’s Canadian operations and first quarter 2006 operations of the divested Argentine and deepwater Gulf of Mexico assets. The Company expects to recognize a gain in excess of $85 million on the sale of its Canadian assets. See Notes O and Q of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding discontinued operations.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company's primary needs for cash are for development, exploration and acquisition of oil and gas assets, repayment of contractual obligations and working capital obligations. Funding for these cash needs, as well as funding for any stock repurchases that the Company may undertake, may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital resources" below.

Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine months ended September 30, 2007, totaled $396.5 million and $1.4 billion, respectively, as compared to $342.2 million and $986.7 million for the same respective periods of 2006. During the three and nine months ended September 30, 2007, the Company's expenditures for additions to oil and gas properties were funded by $190.6 million and $538.0 million, respectively, of net cash provided by operating activities and borrowings on the

PIONEER NATURAL RESOURCES COMPANY

Company’s credit facility. During the three and nine months ended September 30, 2006, the Company's additions to oil and gas properties were funded by $179.8 million and $656.7 million, respectively, of net cash provided by operating activities and a portion of the $1.6 billion of net proceeds received in conjunction with the March 2006 disposition of the Company's deepwater Gulf of Mexico assets and the April 2006 disposition of the Company’s Argentine assets.

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2007, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2006, the material changes in the Company's contractual obligations included a $1.1 billion increase in outstanding long-term borrowings, a $135.9 million decrease in the Company’s VPP obligations and a $40.6 million decrease in the Company's net derivative obligations. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's long-term debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative obligations during the nine months ended September 30, 2007.

Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the foreseeable future. For 2007, the Company expects its capital commitments to exceed estimated cash flows from operations, resulting in additional borrowings under the Company's credit facility. For 2008, the Company currently expects that cash flow from operations will be sufficient to fund the Company’s anticipated $1 billion capital budget, which remains subject to Board approval.

Asset divestitures. During the three months ended September 30, 2007, proceeds from the disposition of assets were primarily comprised of $4.6 million of proceeds associated with the sale of certain derivative assets, offset by the classification of $7.7 million of Canadian cash as discontinued operations held for sale. During the nine months ended September 30, 2007, the Company recorded $15.0 million of net proceeds from the sale of two drilling rigs and the sale of unproved leasehold acreage. During March 2006, the Company sold all of its interests in certain oil and gas properties in the deepwater Gulf of Mexico for net proceeds of $1.2 billion, resulting in a gain of $726.1 million. The proceeds were reduced by $164.3 million of net payments to terminate derivative instruments associated with the deepwater Gulf of Mexico assets. During April 2006, the Company sold its Argentine assets for net proceeds of $669.6 million. The net proceeds from these 2006 divestitures were used to reduce outstanding indebtedness, to fund a portion of the Company’s 2006 additions to oil and gas properties, for stock repurchases and for general corporate purposes.

During August 2007, the Company entered into an agreement to sell all of the common stock in its Canadian subsidiary, Pioneer Natural Resources Canada, Inc., for proceeds of $540 million, subject to normal closing adjustments. The Company expects to close the transaction in the fourth quarter of 2007 and to utilize the proceeds to reduce amounts outstanding under the Company's credit facility and fund certain U.S. oil and gas property acquisitions.

Operating activities. Net cash provided by operating activities during the three and nine months ended September 30, 2007 was $190.6 million and $538.0 million, respectively, as compared to $179.8 million and $656.7 million for the same respective periods in 2006. The increase in net cash provided by operating activities during the third quarter of 2007, as compared to the third quarter of 2006, is primarily due to (i) increased sales volumes and increased NGL and gas prices realized from continuing operations, partially offset by increased production costs and (ii) the $28.3 million of income realized from the disposal of Alaskan PPT credits. The decrease in net cash

PIONEER NATURAL RESOURCES COMPANY

provided by operating activities during the first nine months of 2007, as compared to the comparable period during 2006, was primarily due to 2006 net cash provided by operating activities associated with the deepwater Gulf of Mexico and Argentine assets prior to them being divested.

Investing activities. Investing activities used $418.6 million and $1.4 billion of cash during the three and nine months ended September 30, 2007, respectively, and used $367.2 million and provided $598.1 million of net cash for the same respective periods of 2006. The increase in net cash used in investing activities during the third quarter of 2007, as compared to the third quarter of 2006, is primarily due to a $41 million deposit on a pending acquisition. The decrease in net cash provided by investing activities during the first nine months of 2007, as compared to the first nine months of 2006, is primarily due to the $1.6 billion of net proceeds received from the divestiture of assets during the first and second quarters of 2006, a substantial portion of which resulted from the sale of the Company’s deepwater Gulf of Mexico and Argentine assets, and a $384.6 million increase in additions to oil and gas properties.

Financing activities. Net cash provided by financing activities during the three and nine months ended September 30, 2007 was $221.2 million and $877.9 million, respectively, as compared to net cash used in financing activities of $169.5 million and $1.2 billion, respectively, during the same respective periods in 2006. The increases in net cash provided by financing activities during the three and nine months ended September 30, 2007, as compared to the same periods of 2006, were primarily due to net borrowings of long-term debt during the 2007 periods to fund portions of the Company’s additions to oil and gas properties, as compared to significant repayments of long-term debt during the 2006 periods from net proceeds from the divestitures of deepwater Gulf of Mexico and Argentine assets.

During February 2007, the Board declared a semiannual dividend of $.13 per common share payable to shareholders of record on March 30, 2007. Associated therewith, the Company paid $16.0 million of aggregate dividends during April 2007. During August 2007, the Board declared a semiannual dividend of $.14 per common share, payable on October 12, 2007 to shareholders of record on September 28, 2007. Associated therewith, the Company paid $17.2 million of aggregate dividends during October 2007. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company’s liquidity and capital resources at the time.

During February 2007, the Board also approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock, which authorization the Board subsequently increased by $450 million during April 2007, for a total program of $750 million. During the three and nine months ended September 30, 2007, the Company expended $160.5 million to acquire 3.7 million shares of treasury stock and $214.7 million to acquire 5.0 million shares of treasury stock, respectively. During the three and nine months ended September 30, 2006, the Company expended $125.2 million to acquire 3.2 million shares of treasury stock and $297.6 million to acquire 7.5 million shares of treasury stock, respectively. As of September 30, 2007, approximately $542.2 million of stock may be purchased in the future under the $750 million Board authorization.

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

On August 15, 2007, $32.1 million principal amount of the Company’s 8.25% senior notes matured and were repaid with borrowings under the Company’s credit facility. On January 15, 2008, $3.8 million principal amount of the Company’s 6.50% senior notes will mature. The Company intends to fund the maturities of these senior notes with borrowings under its credit facility.

In July 2007, Pioneer Southwest filed a preliminary registration statement (subject to completion) with the SEC to sell limited partner interests. Pioneer Southwest will own interests in certain oil and gas properties currently owned by the Company in the Spraberry field in the Permian Basin of West Texas. Pioneer Southwest expects to sell 45.4 percent (before underwriters’ over-allotment option) of its limited partner interests to the public (the “Offering”). Completion of the Offering is subject to market conditions and numerous other risks beyond the control of Pioneer Southwest, and therefore it is possible that the Offering will not be completed, will not raise the

PIONEER NATURAL RESOURCES COMPANY

planned amount of capital even if the Offering is completed, or will not be completed when planned. If completed as planned, the Offering is estimated to result in the Company’s receipt of approximately $231 million of net cash proceeds during the fourth quarter of 2007.

In October 2007, Pioneer Southwest entered into a $300 million unsecured revolving credit facility (“PSE Credit Agreement”) with a syndicate of banks which will mature 5 years following the closing of the offering of the limited partner interests in Pioneer Southwest. The closing of the public offering of Pioneer Southwest’s limited partner interests is a condition to the obligation of the lenders to make loans under the PSE Credit Agreement. See Note R of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding Pioneer Southwest and the PSE Credit Agreement.

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

Alaskan Petroleum Production Tax. In 2006, the State of Alaska replaced its severance tax with a new tax called the PPT, for periods beginning after March 31, 2006. The major components of the new PPT are:

•

The "basic tax", which begins at 22.5 percent (this rate can increase based on factors tied to commodity prices) of property income for designated pools of assets in Alaska. Property income is basically defined as oil and gas revenue less lease operating expenses, qualified capital expenditures, property taxes and certain other costs. If property income is a loss then it converts to a PPT loss carryforward at a rate of 20 percent of the property loss. PPT loss carryforwards can be used to reduce future PPT liabilities or transferred to a third party. For both the period in 2006 and the nine months ended September 30, 2007, the Company estimates its PPT loss carryforwards to be approximately $21.0 million and $45.0 million, respectively.

•

A capital expenditure credit of 20 percent of qualified capital expenditures within Alaska. The credit can be (a) used to reduce a company’s current PPT liability, (b) carried forward and used to reduce future PPT liabilities or (c) transferred to a third party. Certain qualified exploration capital expenditures can receive up to an additional 20 percent capital expenditure credit on the expenditures previously discussed. For the period in 2006 and the nine months ended September 30, 2007, the Company estimates its capital expenditure credits to be approximately $20.4 million and $44.5 million, respectively.

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

The Company currently has no production in Alaska and accordingly has no PPT liabilities. The Company anticipates that it will recognize benefits from the carryforwards and credits as they are used to reduce future PPT liabilities, sold to third parties or refunded by the State of Alaska. During the second quarter of 2007, the Company received a $25.0 million refund from the State of Alaska on earned PPT credits and during the third quarter of 2007, the Company sold $28.3 million of earned PPT credits to a third party, which amounts have been recognized in interest and other income in the Company’s Consolidated Statements of Operations for the respective three and nine month periods of 2007. The Company may sell additional earned PPT credits in the future. Currently, the State of Alaska budgets annual amounts to provide for refunds of PPT credits; however, no assurances can be made that the State of Alaska will budget for future refunds. The Company cannot predict the price that a third-party would pay for the certificates, but anticipates that it will be at a discount to the face amount of the certificates. Currently, the Alaskan legislature is in special session discussing whether to keep PPT or replace it with an alternative tax. We are unable to predict what changes may result from this special session.

PIONEER NATURAL RESOURCES COMPANY

          Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity under credit facilities. There was $970 million of borrowings under the credit facility as of September 30, 2007. After deducting $115.4 million of undrawn and outstanding letters of credit under the credit facility, the Company had $414.6 million of unused borrowing capacity as of September 30, 2007.

Since June 30, 2007, the Company entered into three agreements to acquire oil and gas assets for approximately $445 million, of which the Company has funded deposits totaling approximately $60 million ($45 million as of September 30, 2007). These transactions are expected to close in December 2007. Without the closing of the Canadian divestiture or the Pioneer Southwest initial public offering prior to closing these acquisitions, the Company’s liquidity will be limited and it may be required to seek additional capital resources.

Foreign currency translation. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar (“CND”). In accordance with GAAP, the net assets of the Canadian subsidiaries are translated into U.S. dollar ("USD")-equivalent amounts when they are consolidated into the financial statements of the Company and resulting translation gains and losses are deferred as items of accumulated other comprehensive income or loss in the Company’s consolidated stockholders’ equity. During the nine months ended September 30, 2007, the USD declined in value against the CND from 1.1659 CND per USD to 0.9923 CND per USD. Associated therewith, the Company recorded $78.9 million of other comprehensive income in accumulated other comprehensive income – cumulative translation adjustment (“AOCI – CTA”) in consolidated stockholders’ equity. During the fourth quarter of 2007, the sale of the Company’s common stock in the Canadian subsidiaries is expected to close, at which time AOCI – CTA will be eliminated as a component of the gain on divestiture of the Canadian assets. See Notes O and Q of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the divestiture of the Canadian subsidiaries.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P’s rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and reserve mix. A reduction in the Company’s debt ratings could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of September 30, 2007, the Company was in compliance with all of its debt covenants.

Book capitalization and current ratio. The Company's book capitalization at September 30, 2007 was $5.7 billion, consisting of debt of $2.6 billion and stockholders' equity of $3.1 billion. The Company's debt to book capitalization increased to 46 percent at September 30, 2007 from 33 percent at December 31, 2006, primarily due to indebtedness which was used to fund the Company's additions to oil and gas properties and stock repurchases. The Company’s debt to book capitalization at December 31, 2005 was 48 percent and decreased to 33 percent at December 31, 2006. The decrease is principally due to the reduction of debt from the application of the proceeds received from the divestiture of the deepwater Gulf of Mexico assets and Argentine assets in 2006. The Company's ratio of current assets to current liabilities was 1.30 to 1.00 at September 30, 2007 as compared to .60 to 1.00 at December 31, 2006.

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

PIONEER NATURAL RESOURCES COMPANY

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The implementation of SFAS 157 is not expected to have a material effect on the financial condition or results of operations of the Company.

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

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first nine months of 2007:

	Derivative Contract Net Liabilities (a)
			Foreign
		Interest	Exchange
	Commodities	Rate	Rate	Total
	(in thousands)

Fair value of contracts outstanding as of December 31, 2006	$(68,228)	$—	$—	$(68,228)
Changes in contract fair value (b)	11,321	(1,537)	8	9,792
Contract maturities	(63,831)	—	(8)	(63,839)
Contract terminations	65,429	1,537	—	66,966
Fair value of contracts outstanding as of September 30, 2007	$(55,309)	$—	$—	$(55,309)

_____________

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $103.5 million and $131.1 million of obligations under terminated derivatives as of September 30, 2007 and December 31, 2006, respectively, for which no market risk exists.

(b)	At inception, derivative contracts entered into by the Company had no intrinsic value.

Foreign exchange rate sensitivity. From time to time, the Company's Canadian subsidiary enters into short-term forward currency agreements to purchase Canadian dollars with U.S. dollar gas sales proceeds. The Company does not designate these derivatives as hedges due to their short-term nature. There were no outstanding forward currency agreements at September 30, 2007 or December 31, 2006.

Interest rate sensitivity. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding debt transactions.

PIONEER NATURAL RESOURCES COMPANY

         The following table provides information about other financial instruments to which the Company was a party as of September 30, 2007 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2007. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on November 5, 2007. As of September 30, 2007, the Company was not a party to material derivatives that would subject it to interest rate sensitivity.

Interest Rate Sensitivity

Debt Obligations as of September 30, 2007

	Three Months							Liability
	Ending							Fair Value
	December 31,	Year Ending December 31,						September 30,
	2007	2008	2009	2010	2011	Thereafter	Total	2007
Total Debt:
Fixed rate principal maturities (a)	$—	$3,777	$—	$—	$—	$1,732,985	$1,736,762	$1,628,752
Weighted average interest rate	6.56%	6.56%	6.56%	6.56%	6.56%	7.00%

Variable rate principal maturities	$—	$—	$—	$—	$—	$970,000	$970,000	$970,000
Weighted average interest rate	5.77%	5.18%	5.29%	5.67%	5.79%	5.92%

_____________

(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.

Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas price as of September 30, 2007. As of September 30, 2007, all of the Company's oil, NGL and gas derivative financial instruments qualified as hedges.

See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

PIONEER NATURAL RESOURCES COMPANY

Oil, NGL and Gas Price Sensitivity

Derivative Financial Instruments as of September 30, 2007

	Three Months Ending December 31,	Year Ending December 31,			Asset (Liability) Fair Value at September 30,
	2007	2008	2009	2010	2007
					(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts (a)	9,500	14,750	8,000	4,000	$(94,183)
Weighted average fixed price per Bbl	$73.56	$60.75	$71.57	$71.46
Collar contracts	5,000	3,000	2,000	—	$(5,440)
Weighted average ceiling price per Bbl	$76.04	$65.00	$76.50	$—
Weighted average floor price per Bbl	$63.00	$80.80	$65.00	$—
Average forward NYMEX oil prices (b)	$94.81	$89.25	$83.39	$81.55

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts (a)	—	500	500	—	$(832)
Weighted average fixed price per Bbl	$—	$44.33	$41.75	$—
Average forward Mont Belview NGL prices (c)	$62.44	$54.55	$48.97	$46.04

Gas Hedge Derivatives:
Average daily notional MMBtu volumes (d):
Swap contracts (a)	201,739	47,473	4,966	2,500	$45,146
Weighted average fixed price per MMbtu	$7.53	$8.80	$7.70	$7.33
Average forward NYMEX gas prices (b)	$8.42	$8.54	$8.67	$8.43

_____________

(a)

Subsequent to September 30, 2007, the Company (i) entered into additional oil swap contracts for 500 Bbls per day of the Company’s 2008 production at an average price of $79.32 per Bbl, (ii) entered into additional NGL swap contracts for 500 Bbls per day of the Company’s 2010 production at an average price of $39.63 per Bbl and (iii) entered into additional gas swap contracts for 5,000 MMBtu per day of the Company’s November through December 2007, 81,694 MMBtu per day of 2008 production, and 4,931 MMBtu of 2009 production at average prices of $3.88, $7.75 and $9.32 per MMBtu, respectively.

(b)	The average forward NYMEX oil and gas prices are based on November 5, 2007 market quotes.
(c)

Forward Mont Belvieu NGL prices are not available as formal market quotes. These forward prices represent estimates as of November 2, 2007 provided by third parties who actively trade in the derivatives. Accordingly, these prices are subject to estimates and assumptions.

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

PIONEER NATURAL RESOURCES COMPANY

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended September 30, 2007:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs

July 2007	6	$36.80	—
August 2007	902,467	$40.91	892,499
September 2007	2,818,099	$43.85	2,818,099

Total	3,720,572	$43.14	3,710,598	$542,179,637

_____________

(a)	Amounts include shares withheld to satisfy tax withholding on employees' share-based awards.

During February 2007, the Board approved a share repurchase program authorizing the purchase of up to $300 million of the Company's common stock. In April 2007, the Board approved an increase of $450 million to the existing share repurchase program bringing the aggregate authorized share repurchase program to $750 million. During the first nine months of 2007, the Company purchased $207.8 million of common stock pursuant to the 2007 program.

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

PIONEER NATURAL RESOURCES COMPANY

Date: November 8, 2007	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: November 8, 2007	By:	/s/ Darin G. Holderness
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