Form 10-Q
period 2008-03-31
PIONEER NATURAL RESOURCES CO
filed 2008-05-12
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Number of shares of Common Stock outstanding as of May 7, 2008	119,541,600

PIONEER NATURAL RESOURCES COMPANY

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

      These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, Pioneer's ability to replace reserves, implement its business plans (including its plan to repurchase stock) or complete its development projects as scheduled, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse impact on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law.

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.
•	"Bcf"means one billion cubic feet and is a measure of natural gas volume.
•

"BOE" means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of 6.0 Mcf of gas to 1.0 Bbl of oil or natural gas liquid.

•	"BOEPD"means BOE per day.
•	"Btu"means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	"CBM" means coal bed methane.
•	"GAAP" means accounting principles that are generally accepted in the United States of America.
•	"IPO" means initial public offering.
•	"LIBOR"means London Interbank Offered Rate, which is a market rate of interest.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBbl" means one million Bbls.
•	"MMBOE"means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet.
•	"MMcfpd" means one million cubic feet per day.
•	"NGL"means natural gas liquid.
•	"NYMEX" means the New York Mercantile Exchange.
•	"Pioneer" or "the Company" means Pioneer Natural Resources Company and its subsidiaries.
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

•	"SEC"means the United States Securities and Exchange Commission.
•	"VPP" means volumetric production payment.
•	"U.S." means United States.
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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,320	$12,171
Accounts receivable:
Trade, net of allowance for doubtful accounts of $9,210 and $7,657 as of March 31, 2008 and December 31, 2007, respectively	295,507	283,249
Due from affiliates	375	583
Income taxes receivable	40,121	40,046
Inventories	124,386	97,619
Prepaid expenses	8,567	9,378
Deferred income taxes	163,098	108,073
Other current assets:
Derivatives	—	33,970
Other	39,263	179,966
Total current assets	688,637	765,055
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	9,271,234	8,973,634
Unproved properties	277,283	277,479
Accumulated depletion, depreciation and amortization	(2,130,805)	(2,028,472)
Total property, plant and equipment	7,417,712	7,222,641
Deferred income taxes	9,780	10,263
Goodwill	310,861	310,870
Other property and equipment, net	156,411	152,990
Other assets:
Derivatives	—	684
Other, net of allowance for doubtful accounts of $4,550 and $4,573 as of March 31, 2008 and December 31, 2007, respectively	162,566	154,478
	$8,745,967	$8,616,981

The financial information included as of March 31, 2008 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$327,355	$350,782
Due to affiliates	8,258	27,634
Interest payable	28,685	42,020
Income taxes payable	22,033	12,842
Other current liabilities:
Derivatives	350,990	262,547
Deferred revenue	155,379	158,138
Other	130,651	140,206
Total current liabilities	1,023,351	994,169

Long-term debt	2,803,558	2,755,491
Derivatives	105,127	77,929
Deferred income taxes	1,291,212	1,229,677
Deferred revenue	288,422	325,142
Other liabilities and minority interests	183,393	191,851
Stockholders' equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 124,431,875 and 123,389,014 shares issued at March 31, 2008 and December 31, 2007, respectively	1,244	1,234
Additional paid-in capital	2,704,372	2,693,257
Treasury stock, at cost: 6,229,698 and 5,661,692 shares at March 31, 2008 and December 31, 2007, respectively	(270,593)	(245,601)
Retained earnings	933,974	822,089
Accumulated other comprehensive loss - deferred hedge losses, net of tax	(318,093)	(228,257)
Total stockholders' equity	3,050,904	3,042,722
Commitments and contingencies
	$8,745,967	$8,616,981

The financial information included as of March 31, 2008 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues and other income:
Oil and gas	$558,476	$353,582
Interest and other	25,024	13,486
Gain on disposition of assets, net	678	251
	584,178	367,319
Costs and expenses:
Oil and gas production	132,647	89,448
Depletion, depreciation and amortization	109,627	78,850
Exploration and abandonments	38,677	71,771
General and administrative	36,481	32,624
Accretion of discount on asset retirement obligations	2,142	1,632
Interest	37,453	28,425
Hurricane activity, net	458	13,548
Other	11,626	8,373
	369,111	324,671
Income from continuing operations before income taxes	215,067	42,648
Income tax provision	(87,267)	(14,632)
Income from continuing operations	127,800	28,016
Income from discontinued operations, net of tax	1,940	1,577
Net income	$129,740	$29,593

Basic earnings per share:
Income from continuing operations	$1.08	$0.23
Income from discontinued operations, net of tax	0.02	0.01
Net income	$1.10	$0.24

Diluted earnings per share:
Income from continuing operations	$1.07	$0.23
Income from discontinued operations, net of tax	0.02	0.01
Net income	$1.09	$0.24

Weighted average shares outstanding:
Basic	117,934	121,523
Diluted	119,092	122,794

Dividends declared per share	$0.14	$0.13

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except dividends per share)

(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of January 1, 2008	117,727	$1,234	$2,693,257	$(245,601)	$822,089	$(228,257)	$3,042,722

Dividends declared ($0.14 per share)	—	—	—	—	(16,774)	—	(16,774)
Exercise of long-term incentive plan stock options and employee stock purchases	45	—	—	1,958	(1,081)	—	877
Purchase of treasury stock	(613)	—	—	(26,950)	—	—	(26,950)
Tax benefits related to stock-based compensation	—	—	2,145	—	—	—	2,145
Compensation costs:
Vested compensation awards	1,043	10	(10)	—	—	—	—
Compensation costs included in net income	—	—	8,980	—	—	—	8,980
Net income	—	—	—	—	129,740	—	129,740
Other comprehensive loss, net of tax:
Net deferred hedge losses	—	—	—	—	—	(140,267)	(140,267)
Net hedge losses included in continuing operations	—	—	—	—	—	50,431	50,431

Balance as of March 31, 2008	118,202	$1,244	$2,704,372	$(270,593)	$933,974	$(318,093)	$3,050,904

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,

	2008	2007
Cash flows from operating activities:
Net income	$129,740	$29,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	109,627	78,850
Exploration expenses, including dry holes	3,548	43,418
Hurricane activity	—	19,000
Deferred income taxes	66,164	9,476
Gain on disposition of assets, net	(678)	(251)
Accretion of discount on asset retirement obligations	2,142	1,632
Discontinued operations	348	16,442
Interest expense	3,472	4,726
Commodity hedge related activity	7,665	5,899
Amortization of stock-based compensation	8,980	7,738
Amortization of deferred revenue	(39,479)	(45,034)
Other noncash items	(4,640)	(6,283)
Changes in operating assets and liabilities:
Accounts receivable, net	(14,061)	(15,227)
Income taxes receivable	(76)	12,558
Inventories	(26,172)	1,989
Prepaid expenses	937	1,156
Other current assets, net	1,995	212
Accounts payable	(33,913)	(24,590)
Interest payable	(13,335)	(3,470)
Income taxes payable	9,190	6,814
Other current liabilities	(33,772)	(14,651)
Net cash provided by operating activities	177,682	129,997
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	132,133	4,765
Additions to oil and gas properties	(297,267)	(438,647)
Additions to other assets and other property and equipment, net	(12,406)	(13,573)
Net cash used in investing activities	(177,540)	(447,455)
Cash flows from financing activities:
Borrowings under long-term debt	592,000	722,000
Principal payments on long-term debt	(545,777)	(361,555)
Payments of other liabilities	(5,890)	(5,755)
Exercise of long-term incentive plan stock options and employee stock purchase plan	877	2,369
Purchase of treasury stock	(26,950)	(31,437)
Excess tax benefits from share-based payment arrangements	2,145	1,540
Payment of financing fees	(11,346)	(3,519)
Dividends paid	(52)	—
Net cash provided by financing activities	5,007	323,643
Net increase in cash and cash equivalents	5,149	6,185
Effect of exchange rate changes on cash and cash equivalents	—	132
Cash and cash equivalents, beginning of period	12,171	7,033
Cash and cash equivalents, end of period	$17,320	$13,350

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,

	2008	2007

Net income	$129,740	$29,593
Other comprehensive income (loss):
Net hedge activity, net of tax:
Net deferred hedge losses	(140,267)	(11,075)
Net hedge losses included in continuing operations	50,431	17,057
Net hedge gains included in discontinued operations	—	(4,712)
Translation adjustment	—	3,161
Other comprehensive income (loss)	(89,836)	4,431
Comprehensive income	$39,904	$34,024

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE A.	Organization and Nature of Operations

Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States, South Africa and Tunisia.

NOTE B.	Basis of Presentation

Presentation. In the opinion of management, the unaudited consolidated financial statements of the Company as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC. These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Discontinued operations. In November 2007, the Company sold its Canadian subsidiaries. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of this divestiture as discontinued operations, rather than as a component of continuing operations. See Note Q for additional information regarding discontinued operations.

Inventories. Inventories consisted of $120.8 million and $94.3 million of materials and supplies and $3.6 million and $3.3 million of commodities as of March 31, 2008 and December 31, 2007, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items, such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in gain (loss) on disposition of assets in the Consolidated Statements of Operations. As of March 31, 2008 and December 31, 2007, the Company's materials and supplies inventory was net of $300 thousand and $1.1 million, respectively, of valuation reserve allowances.

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

Minority interests in consolidated subsidiaries. The Company owns the majority interests in certain subsidiaries with operations in the United States. The Company has recognized minority interests in consolidated subsidiaries of $12.7 million and $11.9 million in other liabilities and minority interests in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, respectively.

During the third quarter of 2007, the Company disposed of its interest in a majority-owned Nigerian subsidiary. Minority interests in the net losses associated with the previously owned Nigerian subsidiary totaled $2.1 million for the three months ended March 31, 2007 and are included in other income in the Consolidated Statement of Operations of that period. Minority interests in the net income of the Company's consolidated United

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

States subsidiaries totaled $738 thousand and $692 thousand for the three month periods ended March 31, 2008 and 2007, respectively, and are included in other expense in the Consolidated Statements of Operations.

Stock-based compensation. For stock-based compensation awards, compensation expense, based on the fair value on the date of grant, is being recognized in the Company's financial statements over the vesting period. The Company utilizes (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) the stock price on the date of grant for the fair value of restricted stock awards and (c) the Monte Carlo simulation method for the fair value of performance unit awards.

For the three month periods ended March 31, 2008 and 2007, the Company recorded $9.0 million and $7.7 million, respectively, of stock-based compensation costs for all plans.

In accordance with GAAP, the Company's issued shares, as reflected in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007, do not include 1,261,544 shares and 1,960,475 shares, respectively, related to unvested stock-based compensation awards. During the three months ended March 31, 2008, awards, lapses and forfeitures of stock-based compensation totaled 1,050,680, 1,042,861 and 41,079 units, respectively. Restrictions on 1,038,987 of the remaining stock-based awards will lapse in future periods.

As of March 31, 2008, there was approximately $70.8 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock and performance unit awards. This compensation will be recognized over the remaining vesting periods, which on a weighted average basis is approximately 23 months.

New accounting pronouncements. In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. During February 2008, the FASB issued FASB Staff Position No. 157-2, "FSP FAS 157-2" ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Company adopted the provisions of SFAS 157 as they pertain to financial assets and liabilities. See Note D for additional information regarding the Company's adoption of SFAS 157. The adoption of the provisions of SFAS 157 that were delayed by FSP FAS 157-2 is not expected to have a material effect on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted the provisions of SFAS 159 on January 1, 2008 and its implementation did not have a material effect on the financial condition or results of operations of the Company.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated income statement. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a material effect on the financial condition or results of operations of the Company.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is assessing the effect that FSP APB 14-1 will have on its financial condition and results of operations.

NOTE C.	Exploratory Well Costs

The Company capitalizes exploratory well costs until a determination is made that the well has either found proved reserves or that it is impaired. The capitalized exploratory well costs are presented in proved properties in the Consolidated Balance Sheets. If the exploratory well is determined to be impaired, the well costs are charged to exploration and abandonments expenses.

The following table reflects the Company's capitalized exploratory well activity during the three months ended March 31, 2008:

Three Months Ended
March 31, 2008
(in thousands)

Beginning capitalized exploratory well costs	$130,630
Additions to exploratory well costs pending the determination of proved reserves	77,882
Reclassification due to determination of proved reserves	(55,443)
Exploratory well costs charged to exploration expense	(2,863)

Ending capitalized exploratory well costs	$150,206

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

         The following table provides an aging, as of March 31, 2008 and December 31, 2007, of capitalized exploratory well costs based on the date drilling was completed and the number of projects for which exploratory well costs have been capitalized for a period greater than one year since the date drilling was completed:

	March 31,	December 31,
	2008	2007
	(in thousands, except well counts)

Capitalized exploratory well costs that have been capitalized:
One year or less	$93,848	$76,237
Greater than one year	56,358	54,393

	$150,206	$130,630

Number of projects with exploratory well costs that have been capitalized for a period greater than one year	7	8

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of March 31, 2008:

	Total	2008	2007	2006	2005
	(in thousands)
United States:
Lay Creek	$42,853	$1,350	$10,243	$31,260	$—
Other	8,584	440	1,586	5,843	715
Other foreign	4,921	991	(15)	3,945	—
Total	$56,358	$2,781	$11,814	$41,048	$715

Lay Creek. The Company's Lay Creek project is a coal bed methane pilot program located in northwestern Colorado. The Company has drilled 18 wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company completed the water treatment facilities and plans to initiate sales of production in the second quarter of 2008. Determination of success of the pilot project is dependent on the ability to dewater the formation and determine if commercial quantities of gas can be produced. The pilot project is currently in the dewatering phase and if the pilot project is successful then full field development could begin in 2009.

NOTE D.	Disclosures About Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for which delayed adoption is not provided under FSP FAS 157-1. SFAS 157 retains the exchange price notion in the definition of fair value but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal or most advantageous market in which the reporting company would transact for the asset or liability.

The SFAS 157 valuation framework is based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

•	Level 1 – quoted prices for identical assets or liabilities in active markets.
•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 for each of the fair value input hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2008
	(in thousands)
Assets:
Trading securities	$486	$76	$—	$562
Deferred compensation plan assets	22,595	—	—	22,595
Total assets	$23,081	$76	$—	$23,157

Liabilities:
Commodity derivative obligations	$—	$452,716	$—	$452,716
Interest rate derivative obligations	—	3,401	—	3,401
Total liabilities	$—	$456,117	$—	$456,117

Trading securities and deferred compensation plan assets. The Company's trading securities represent equity securities that are actively traded on major exchange markets and trading securities that are not actively traded on major exchange markets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchange markets plus unallocated contributions as of the measurement date. As of March 31, 2008, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs except inputs for trading securities that are not actively traded on major exchange markets, which were provided by broker quotes representing Level 2 inputs.

Commodity derivative obligations. The Company's commodity derivative obligations represent oil, NGL and gas swap and collar contracts. All of the Company's commodity price obligation measurements represent Level 2 inputs in the hierarchy priority.

Oil derivatives. The Company's oil derivatives are swap and collar contracts for notional Bbls of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) NYMEX West Texas Intermediate ("WTI") oil prices. The liability transfer values attributable to the Company's oil derivative obligations as of March 31, 2008 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the Company's estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The Company's credit-adjusted risk-free rate is based on an independent rating agency-supplied global default rate curve for the Company's debt rating category plus the United States Treasury Bill yield curve as of March 31, 2008. The implied rates of volatility inherent in the Company's collar contracts were determined based on implied volatility factors provided by the derivative counterparties, adjusted for estimated volatility skews. The volatility factors are not considered significant to the fair values of the collar contracts since intrinsic and time values are the principal components of the collar values.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NGL derivatives. The Company's NGL derivatives are swap contracts for notional blended Bbls of Mont Belvieu-posted-price NGLs. The liability transfer values attributable to the Company's NGL derivative obligations as of March 31, 2008 are based on (i) the contracted notional volumes, (ii) independent broker-supplied forward Mont Belvieu-posted-price quotes and (iii) the Company's credit-adjusted risk-free rate yield curve.

Gas derivatives. The Company's gas derivatives are swap contracts for notional MMBtus of gas contracted at various posted price indexes, including NYMEX Henry Hub ("HH") swap contracts coupled with basis swaps contracts that convert the HH price index point to other price indexes. The liability transfer values attributable to the Company's gas derivative obligations as of March 31, 2008 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) averages of forward posted price quotes supplied by independent brokers who are active in buying and selling gas derivatives at the indexes other than HH and (iv) the Company's credit-adjusted risk-free rate yield curve.

The Company corroborated independent broker-supplied forward price quotes by comparing price quote samples to alternate observable market data.

Interest rate derivative obligations. The Company's interest rate derivative obligations represent swap contracts for $400 million notional amount of debt, whereby the Company pays a fixed rate of interest and the counterparty receives a variable LIBOR-based rate. The liability transfer values attributable to the Company's interest rate derivative obligations as of March 31, 2008 are based on (i) the contracted notional amounts, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the Company's credit-adjusted risk-free rate yield curve. The Company's interest rate derivative obligation measurements represent Level 2 inputs in the hierarchy priority.

NOTE E.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the U.S. federal and state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2008 and December 31, 2007, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $28.4 million and $24.8 million, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2008, the Company had no unrecognized tax benefits (as defined in FIN 48). In connection with the adoption of FIN 48, the Company established a policy to account for (a) interest charges with respect to income taxes as interest expense and (b) penalties as other expense in the Consolidated Statements of Operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2003. As of March 31, 2008, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.

Pursuant to Accounting Principles Board ("APB") Opinion No. 23 "Accounting for Income Taxes – Special Areas", the Company historically treated the undistributed earnings in South Africa as permanently reinvested and did not provide for a U.S. tax on such earnings. During the second quarter of 2007, the Company made the determination that it no longer had identifiable plans to reinvest these earnings in South Africa and accordingly began recording deferred tax expense. The Company recorded $4.9 million of U.S. income taxes in the first quarter of 2008 for the results of operations of its South African subsidiaries.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

          Income tax (provisions) benefits. The Company's income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Current:
U.S. federal	$(5,420)	$4,776
U.S. state and local	(911)	—
Foreign	(14,772)	(9,932)
	(21,103)	(5,156)
Deferred:
U.S. federal	(62,207)	(14,653)
U.S. state and local	2,429	(491)
Foreign	(6,386)	5,668
	(66,164)	(9,476)

	$(87,267)	$(14,632)

Discontinued operations. The Company's income tax (provisions) benefits attributable to income from discontinued operations consisted of the following for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Current - foreign	$(519)	$(4,494)
Deferred - foreign	792	965

	$273	$(3,529)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE F.       Long-term Debt

Lines of credit. During April 2007, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") that matures in April 2012, unless extended in accordance with the terms of the Credit Facility. The Credit Facility also provides for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $2.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added. As of March 31, 2008, the Company had $663 million of outstanding borrowings under the Credit Facility and had $45.8 million of undrawn letters of credit, all of which were undrawn commitments under the Credit Facility, leaving the Company with $791.2 million of unused borrowing capacity under the Credit Facility.

Senior Notes. On January 15, 2008, $3.8 million principal amount of the Company's 6.50% senior notes matured and were paid.

Senior convertible notes. During January 2008, the Company issued $500 million principal amount of 2.875% convertible senior notes due 2038 (the "2.875% Senior Convertible Notes") and received proceeds, net of approximately $11.3 million of underwriter discounts and offering costs, of approximately $488.7 million. The Company used the net proceeds from the offering to reduce outstanding borrowings under the Credit Facility.

The 2.875% Senior Convertible Notes will be convertible under certain circumstances, using a net share settlement process, into a combination of cash and the Company's common stock pursuant to a formula. The initial base conversion price is approximately $72.60 per share (subject to adjustment in certain circumstances), which is equivalent to an initial base conversion rate of 13.7741 common shares per $1,000 principal amount of convertible notes. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and the Company's common stock for the note's conversion value in excess of such principal amount. If at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, holders will receive up to an additional 8.9532 shares of the Company's common stock per $1,000 principal amount of notes, limited to a maximum of 22.7273 shares per $1,000 principal amount of notes, as determined pursuant to a specified formula.

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
•

During five-day periods following defined circumstances when the trading price of the 2.875% Senior Convertible Notes is less than 97 percent of the price of the Company's common stock times a defined conversion rate;

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

March 31, 2008

(Unaudited)

NOTE G.     Derivative Financial Instruments

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

All derivatives are recorded in the balance sheet at estimated fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive loss – deferred hedge losses, net of tax ("AOCI – Hedging"), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in earnings. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts with the objective of reducing its costs of capital. As of March 31, 2008 and December 31, 2007, the Company was not a party to any open fair value hedges.

As of March 31, 2008, the carrying value of the Company's long-term debt in the Consolidated Balance Sheets included a $3.1 million reduction attributable to net deferred interest rate hedge losses on terminated fair value hedges that are being amortized as increases to interest expense over the original terms of the terminated agreements. During the three-month periods ended March 31, 2008 and 2007, the Company's amortization of deferred hedge losses and gains on terminated interest rate swaps increased the Company's reported interest expense by $118 thousand and $73 thousand, respectively.

The following table sets forth, as of March 31, 2008, the scheduled amortization of net deferred hedge losses on terminated interest rate hedges (including terminated fair value and cash flow hedges) that will be recognized as increases to the Company's future interest expense:

	Net deferred interest rate hedge losses
	Fair Value	Cash Flow	Total
	(in thousands)
2008	$195	$176	$371
2009	$281	$260	$541
2010	$307	$293	$600
2011	$337	$328	$665
2012	$369	$366	$735
Thereafter	$1,609	$1,594	$3,203

Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of March 31, 2008, all of the Company's open commodity hedges are hedges of United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of March 31, 2008:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily oil production hedged:
2008 – Collar Contracts
Volume (Bbl)		3,000	3,000	3,000	3,000
Price per Bbl		$65.00-$80.80	$65.00-$80.80	$65.00-$80.80	$65.00-$80.80

2008 – Swap Contracts
Volume (Bbl)		15,000	15,000	15,000	15,000
Price per Bbl		$65.46	$65.46	$65.46	$65.46

2009 – Collar Contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50	$65.00-$76.50

2009 – Swap Contracts
Volume (Bbl)	8,000	8,000	8,000	8,000	8,000
Price per Bbl	$79.43	$79.43	$79.43	$79.43	$79.43

2010 – Swap Contracts
Volume (Bbl)	4,000	4,000	4,000	4,000	4,000
Price per Bbl	$85.21	$85.21	$85.21	$85.21	$85.21

The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of deferred volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth (i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to oil revenue from continuing operations and (iii) the net effect of oil price hedges on oil revenue from continuing operations for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Average price reported per Bbl	$77.41	$54.18
Average price realized per Bbl	$98.26	$56.73
VPP increase to oil revenue (in millions)	$26.0	$27.3
Decrease to oil revenue from hedging activity (in millions)	$79.4	$33.1

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Natural gas liquids prices. All material physical sales contracts governing the Company's NGL production have been tied directly or indirectly to Mont Belvieu prices. The following table sets forth the volumes hedged in Bbls under outstanding NGL hedge contracts and the weighted average Mont Belvieu prices per Bbl for those contracts as of March 31, 2008:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily NGL production hedged:
2008 – Swap Contracts
Volume (Bbl)		1,000	1,000	1,000	1,000
Price per Bbl		$50.74	$50.74	$50.74	$50.74

2009 – Swap Contracts
Volume (Bbl)	1,000	1,000	1,000	1,000	1,000
Price per Bbl	$47.41	$47.41	$47.41	$47.41	$47.41

2010 – Swap Contracts
Volume (Bbl)	1,000	1,000	1,000	1,000	1,000
Price per Bbl	$46.15	$46.15	$46.15	$46.15	$46.15

The Company reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges. The following table sets forth (i) the Company's NGL prices from continuing operations, both reported (including hedge results) and realized (excluding hedge results) and (iii) the net effect of NGL price hedges on NGL revenue from continuing operations for the three-month period ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Average price reported per Bbl	$53.89	$31.68
Average price realized per Bbl	$54.28	$31.68
Decrease to NGL revenue from hedging activity (in millions)	$0.7	$—

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of March 31, 2008:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average

Average daily gas production hedged:
2008 – Swap Contracts
Volume (MMbtu)		215,000	215,000	201,739	210,564
Price per MMBtu		$7.41	$7.41	$7.45	$7.42

2009 – Swap Contracts
Volume (MMbtu)	65,000	5,000	5,000	5,000	19,795
Price per MMBtu	$8.64	$8.04	$8.04	$8.04	$8.53

2010 – Swap Contracts
Volume (MMbtu)	5,000	5,000	5,000	5,000	5,000
Price per MMBtu	$7.73	$7.73	$7.73	$7.73	$7.73

The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of deferred VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of deferred VPP revenue) and realized (excluding hedge results and amortization of deferred VPP revenue), (ii) amortization of deferred VPP revenue to gas revenue from continuing operations and (iii) the net effect of gas price hedges on gas revenue from continuing operations for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Average price reported per Mcf	$7.74	$7.17
Average price realized per Mcf	$7.36	$6.24
VPP increase to gas revenue (in millions)	$13.4	$17.7
Increase (decrease) to gas revenue from hedging activity (in millions) (a)	$(0.5)	$6.1

_____________

(a)	Excludes hedge gains of $6.9 million attributable to discontinued operations for the three months ended March 31, 2007.

Interest rate. During January 2008, the Company entered into interest rate swap contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with a portion of the Company's Credit Facility indebtedness. The interest rate swap contracts are variable-for-fixed-rate swaps on $400 million notional amount of debt at a weighted average fixed annual rate of 2.87 percent, excluding any applicable margins. The interest rate swaps have an effective start date of February 2008, with $200 million terminating during February 2010 and $200 million during February 2011. The Company did not realize any ineffectiveness in connection with the interest rate swap contracts.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

          Hedge ineffectiveness. During the three months ended March 31, 2008, the Company recorded net ineffectiveness income of $1.0 million, as compared to net ineffectiveness charges of $.9 million during the three months ended March 31, 2007. Hedge ineffectiveness represents the ineffective portions of changes in fair values of the Company's cash flow hedging instruments.  The primary causes of changes in ineffectiveness are changes in correlations and derivative fair values associated with commodity price indexes of financial hedge derivatives and the commodity price indexes of the hedged forecasted production for certain fields.

AOCI - Hedging. As of March 31, 2008 and December 31, 2007, AOCI - Hedging represented net deferred losses of $318.1 million and $228.3 million, respectively. The AOCI - Hedging balance as of March 31, 2008 was comprised of $359.4 million of net deferred losses on the effective portions of open cash flow hedges, $144.2 million of net deferred losses on terminated cash flow hedges (including $3.0 million of net deferred losses on terminated cash flow interest rate hedges) and $185.5 million of associated net deferred tax benefits. The increase in AOCI - Hedging during the three months ended March 31, 2008 was primarily attributable to increases in future oil, NGL and gas prices relative to the commodity prices stipulated in the hedge contracts, partially offset by the reclassification of net deferred hedge losses to net income as derivatives matured. Decreases in forward interest rate yield curves also increased the Company's AOCI – Hedging attributable to the Company's interest rate swap contracts. The net deferred losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

During the twelve months ending March 31, 2009, based on current estimates of future commodity prices and interest rates, the Company expects to reclassify approximately $280.5 million of net deferred losses associated with open commodity hedges and $97.7 million of net deferred losses on terminated commodity and interest rate hedges from AOCI - Hedging to oil and gas revenues and interest expense. The Company also expects to reclassify approximately $139.9 million of net deferred income tax benefits associated with commodity and interest rate hedges during the twelve months ending March 31, 2009 from AOCI - Hedging to income tax benefit.

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

The following table sets forth, as of March 31, 2008, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2008 net deferred hedge losses		$30,011	$29,885	$30,076	$89,972
2009 net deferred hedge losses	$7,488	$5,412	$5,432	$5,990	$24,322
2010 net deferred hedge losses	$5,101	$5,069	$5,042	$4,978	$20,190
2011 net deferred hedge losses	$873	$889	$902	$906	$3,570
2012 net deferred hedge losses	$810	$791	$783	$772	$3,156

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE H.      Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)

Beginning asset retirement obligations	$208,184	$225,913
New wells placed on production and changes in estimates (a)	(8,422)	22,682
Liabilities settled	(1,533)	(17,803)
Accretion of discount on continuing operations	2,142	1,632
Accretion of discount on discontinued operations	—	426
Currency translation	—	257

Ending asset retirement obligation	$200,371	$233,107

_____________

(a)

During the three months ended March 31, 2008, the Company recorded $9.0 million decreases in the abandonment estimates and associated insurance recovery estimates for the East Cameron facility that was destroyed by Hurricane Rita in 2005.  During the three months ended March 31, 2007, the Company recorded a $19.0 million increase to the abandonment estimates for the East Cameron facility, which is reflected in hurricane activity, net in the Consolidated Statement of Operations for the period then ended. For additional information, see Note O.

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. As of March 31, 2008 and December 31, 2007, the current portion of the Company's asset retirement obligations amounted to $77.4 million and $86.9 million, respectively.

NOTE I.	Postretirement Benefit Obligations

As of March 31, 2008 and December 31, 2007, the Company had recorded $10.4 million and $10.5 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities and minority interests, respectively, in the Consolidated Balance Sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of March 31, 2008 or December 31, 2007. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

         The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007
	(in thousands)

Beginning accumulated postretirement benefit obligations	$10,494	$19,837
Net benefit payments	(298)	(225)
Service costs	48	259
Accretion of interest	157	287

Ending accumulated postretirement benefit obligations	$10,401	$20,158

NOTE J.	Commitments and Contingencies

Legal actions. The Company is party to the legal actions that are described below. The Company is also party to other proceedings and claims incidental to its business. While many of these other matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company will continue to evaluate its litigation on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, N.A., ("JP Morgan") as Trustee of the Mesa Offshore Trust, which is before the Judicial District Court of Harris County, Texas (334th Judicial District). Subsequently, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") and a group of approximately fifty other unitholders ("Wiegand") each filed a Petition in Intervention in the lawsuit to assert the same claims as MOSH Holding, L.P. ("MHLP"). MHLP, Dagger-Spine and Wiegand (collectively, "Plaintiffs") are unitholders in the Trust, which was created in 1982 as the sole limited partner in a partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas. The Company owns the managing general partner interest in the partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust ("MOT") prematurely and to capture for itself and Woodside profits that belong to MOT. Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for the overriding royalty interest. The relief sought by the Plaintiffs includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of certain farmouts, and a temporary and permanent injunction.

In July 2007, the Company filed a motion for summary judgment challenging Plaintiffs' standing to prosecute the case and seeking dismissal. The Company also filed a motion for summary judgment challenging the substantive merits of Plaintiffs' claims and seeking dismissal. These motions are pending before the court. Trial on the merits of the lawsuit is scheduled for December 2008. The Company believes the claims made by the Plaintiffs in the MOSH Holding lawsuit are without merit and intends to defend the lawsuit vigorously. The Company cannot predict whether the outcome of this proceeding will be adverse to the Company and if so, whether such an outcome will materially impact the Company's liquidity, financial position or future results of operations.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

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

The parties have consolidated their respective claims under the joint operating agreement and the farm-in agreements into a single arbitration scheduled to be conducted in London, England in September 2008. Pioneer EG intends to vigorously assert its position in the arbitration. The Company cannot predict whether the outcome of this proceeding will be adverse to the Company and if so, whether such an outcome will materially impact the Company's liquidity, financial position or future results of operations.

Environmental Protection Agency Investigation.The Company previously reported that on November 4, 2005, the Company learned from the U.S. Environmental Protection Agency that the agency was conducting a criminal investigation into a 2003 spill that occurred at a Company-operated drilling rig located on an ice island offshore Harrison Bay, Alaska. The investigation is being conducted in conjunction with the U.S. Attorney's Office for the District of Alaska. The spill was previously investigated by the Alaska Department of Environmental Conservation ("ADEC") and, following completion of a clean up, the ADEC issued a letter stating its determination that, at that time, the site did not pose a threat to human health, safety or welfare, or the environment. The Company fully cooperated with the government's investigation. The Company does not believe that the outcome of this investigation will be adverse to the Company due to the passage of time and the Company's belief that it is not a target of the investigation.

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

The Company has also retained certain liabilities and indemnified buyers for certain matters in connection with other divestitures, including the sale in 2007 of its Canadian assets. The Company does not believe that such matters are probable of having a material impact on its liquidity, financial position or future results of operations.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007
	(in thousands)
Weighted average common shares outstanding (a):
Basic	117,934	121,523
Dilutive common stock options	327	467
Restricted stock awards	831	804

Diluted (b)	119,092	122,794

_____________

(a)

In 2007, the Company's board of directors ("Board") approved a $750 million share repurchase program of which $524.5 million remained as of March 31, 2008. During the first quarter of 2008, the Company purchased $12.8 million of common stock pursuant to the program.

(b)

During the three month periods ended March 31, 2008 and 2007, the Company awarded 162,951 and 145,820 performance unit awards, respectively. Associated therewith, awards for 305,277 units and 145,820 units remained outstanding (net of forfeitures and lapses) as of March 31, 2008 and 2007, respectively. These units were excluded from the computations of diluted earnings per share for the presented periods because the criteria for the issuance of shares had not been met as of March 31, 2008 and 2007.

NOTE L.	Geographic Operating Segment Information

The Company has operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, South Africa and Tunisia.

As previously referred to in Note B, during 2007, the Company sold its Canadian assets having a carrying value of $424.4 million. The results of operations for those properties have been reclassified to discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note Q for information regarding the Company's discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

The following tables provide the Company's geographic operating segment data for the three-month periods ended March 31, 2008 and 2007. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis and operations in Equatorial Guinea and Nigeria, where the Company concluded exploration activities during 2007.

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)
Three months ended March 31, 2008:
Revenues and other income:
Oil and gas	$492,037	$29,580	$36,859	$—	$558,476
Interest and other	—	—	—	25,024	25,024
Gain (loss) on disposition of assets, net	(3)	—	—	681	678
	492,034	29,580	36,859	25,705	584,178
Costs and expenses:
Oil and gas production	119,430	9,980	3,237	—	132,647
Depletion, depreciation and amortization	96,204	4,392	1,721	7,310	109,627
Exploration and abandonments	25,824	48	10,114	2,691	38,677
General and administrative	—	—	—	36,481	36,481
Accretion of discount on asset retirement obligations	—	—	—	2,142	2,142
Interest	—	—	—	37,453	37,453
Hurricane activity, net	458	—	—	—	458
Other	—	—	—	11,626	11,626
	241,916	14,420	15,072	97,703	369,111
Income (loss) from continuing operations before income taxes	250,118	15,160	21,787	(71,998)	215,067
Income tax benefit (provision)	(92,544)	(4,396)	(14,100)	23,773	(87,267)
Income (loss) from continuing operations	$157,574	$10,764	$7,687	$(48,225)	$127,800

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)
Three months ended March 31, 2007:
Revenues and other income:
Oil and gas	$318,470	$13,188	$21,924	$—	$353,582
Interest and other	—	—	—	13,486	13,486
Gain (loss) on disposition of assets, net	1,083	—	—	(832)	251
	319,553	13,188	21,924	12,654	367,319
Costs and expenses:
Oil and gas production	83,513	4,046	1,889	—	89,448
Depletion, depreciation and amortization	69,384	1,071	1,555	6,840	78,850
Exploration and abandonments	63,652	44	2,829	5,246	71,771
General and administrative	—	—	—	32,624	32,624
Accretion of discount on asset retirement obligations	—	—	—	1,632	1,632
Interest	—	—	—	28,425	28,425
Hurricane activity, net	13,548	—	—	—	13,548
Other	—	—	—	8,373	8,373
	230,097	5,161	6,273	83,140	324,671
Income (loss) from continuing operations before income taxes	89,456	8,027	15,651	(70,486)	42,648
Income tax benefit (provision)	(33,099)	(2,328)	(9,647)	30,442	(14,632)
Income (loss) from continuing operations	$56,357	$5,699	$6,004	$(40,044)	$28,016

	March 31, 2008	December 31, 2007
Segment Assets:	(in thousands)

United States	$7,944,495	$7,932,366
South Africa	293,545	294,491
Tunisia	268,113	216,221
Headquarters	239,814	173,903
Total consolidated assets	$8,745,967	$8,616,981

NOTE M.	Impairment of Long-Lived Assets

During the first quarter of 2008, events and circumstances indicated that (a) approximately $29.4 million of net assets in the Company's Mississippi area and (b) approximately $133.5 million of net assets in the Company's Piceance/Uinta area may have been partially impaired. The events and circumstances indicating a potential impairment in these areas are primarily related to downward adjustments to proved reserves associated with recent well performance. However, the Company's estimate of undiscounted future cash flows indicate that such carrying amounts are expected to be recovered. The Company's primary assumptions utilized to compute the estimated future cash flows included (a) proved reserves and appropriate risk-adjusted probable and possible reserves and (b) management's commodity price outlook. Nonetheless, it is reasonably possible that the estimate of undiscounted future cash flows may change in the future resulting in the need to impair the assets' carrying values. The primary factors that may affect future cash flows are (a) additional reserve adjustments, both positive and negative, (b) results of future drilling activities, (c) management's outlook on commodity prices and (d) increases or decreases in production and capital costs associated with these assets.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE N.	Volumetric Production Payments

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

Under SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," a VPP is considered a sale of proved reserves. As a result, the Company (i) removed the proved reserves associated with the VPPs; (ii) recognized VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil and gas revenues over the term of each VPP; (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests; and (iv) no longer recognizes production associated with the VPP volumes.

The following table provides information about the deferred revenue carrying values of the Company's VPPs:

	Gas	Oil	Total
	(in thousands)

Deferred revenue at December 31, 2007	$103,513	$379,767	$483,280
Less: 2008 amortization	(13,446)	(26,033)	(39,479)

Deferred revenue at March 31, 2008	$90,067	$353,734	$443,801

The above deferred revenue amounts will be recognized in oil and gas revenues in the Consolidated Statements of Operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2008	$118,659
2009	147,906
2010	90,215
2011	44,951
2012	42,070
$443,801

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE O.      Interest and Other Income

The following table provides the components of the Company's interest and other income:

	Three Months Ended March 31,

	2008	2007
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$11,163	$—
Change in asset retirement estimate	4,391	—
California emission credits	535	—
Royalty obligation accrual adjustment	—	4,816
Legal settlements	2,497	168
Other tax refunds	2	3,704
Minority interest in subsidiary net loss (see Note B)	—	2,084
Interest income	484	676
Other income	1,051	568
Deferred compensation plan income	1,371	777
Foreign currency remeasurement and exchange gains (b)	3,514	693
Bad debt recoveries	16	—
Total interest and other income	$25,024	$13,486

_____________

(a)

The Company earns Alaskan Petroleum Production Tax ("PPT") credits on qualifying capital expenditures. The Company recognizes income from PPT credits at the time they are realized through a cash refund or sale.

(b)

The Company's operations in Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies. Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

NOTE P.	Insurance Claims

During August and September 2005, the Company sustained damages as a result of Hurricanes Katrina and Rita at various facilities in the Gulf of Mexico. Other than the East Cameron facility discussed further below, the damages to the facilities were covered by physical damage insurance.

As a result of Hurricane Rita, the Company's East Cameron facility, located in the Gulf of Mexico shelf, was destroyed. The Company currently estimates that it will cost approximately $176 million to reclaim and abandon the East Cameron facility. The operations to reclaim and abandon the East Cameron facilities began in January 2007. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third party engineering firm for a majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date.

The $176 million estimate to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and wellbores. The Company currently believes costs could range from $176 million to $190 million; however, at this point no better estimate than any other amount within the range can be determined, thus the Company has recorded the estimated provision of $176 million, of which approximately $101.5 million has been expended through March 31, 2008.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

         The Company filed a claim with its insurance providers regarding the loss at East Cameron. Under the Company's insurance policies, the East Cameron facility had the following coverages: (a) $14 million of scheduled property value for the platform, which was received in 2005, (b) $4 million of scheduled business interruption insurance after a deductible waiting period, which was received in 2006, (c) $100 million of well restoration and safety, in total, for all assets per occurrence and (d) $400 million for debris removal coverage for all assets per occurrence.

In the first quarter of 2007, the Company received $5 million from one of its insurance providers related to debris removal. At the present, no recoveries have been reflected related to certain costs associated with plugging and abandonment and the well restoration and safety coverages. In the third quarter of 2007, the Company commenced legal actions against its insurance carriers regarding policy coverage issues, primarily related to debris removal, certain costs associated with plugging and abandonment, and the well restoration and safety coverages. The Company continues to expect that a substantial portion of the loss will be recoverable from insurance.

NOTE Q.	Discontinued Operations

In November 2007, the Company completed the sale of its Canadian subsidiaries for net proceeds of $525.7 million, resulting in a gain of $101.3 million. Pursuant to SFAS 144, the Company has reflected the results of operations of this transaction as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007
	(in thousands)
Revenues and other income:
Oil and gas	$—	$38,340
Interest and other	1,903	623
Gain (loss) on disposition of assets, net (a)	66	(140)
	1,969	38,823
Costs and expenses:
Oil and gas production	—	15,066
Depletion, depreciation and amortization (a)	—	13,288
Exploration and abandonments (a)	—	4,602
General and administrative	257	2,259
Accretion of discount on asset retirement obligations (a)	—	426
Interest	—	69
Other	45	(1,993)
	302	33,717
Income from discontinued operations before income taxes	1,667	5,106
Income tax benefit (provision):
Current	(519)	(4,494)
Deferred (a)	792	965
Income from discontinued operations	$1,940	$1,577

____________

(a)	Represents the significant noncash components of discontinued operations. Included in exploration and abandonments is approximately $3.5 million for the three months ending March 31, 2007.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE R.        Subsequent Events

Pioneer Southwest Energy Partners L.P. Initial Public Offering. On May 6, 2008, Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest"), a subsidiary of the Company, completed its initial public offering of 9,487,500 common units, including the over-allotment option, representing a 31.6 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties previously owned by the Company in the Spraberry field in the Permian Basin of West Texas. The Company owns a 0.1 percent general partner interest and a 68.3 percent limited partner interest in Pioneer Southwest. The Company received $163.0 million of net proceeds from Pioneer Southwest in consideration for (i) an ownership interest in a subsidiary of the Company that owned the oil and gas properties prior to the initial public offering and (ii) an additional ownership interest in certain of the same properties as a result of the exercise of the over-allotment option. The net proceeds from the initial public offering were used to reduce the Company's outstanding indebtedness. The Company will consolidate Pioneer Southwest into its financial statements and reflect the public ownership as a minority interest.

In conjunction with the completion of the initial public offering, Pioneer Southwest closed a $300 million unsecured revolving credit facility with a syndicate of banks.

Transportation Agreements. During April 2008, the Company entered into a firm transportation contract for one pipeline and submitted a bid for firm transportation on another pipeline for the future transportation of gas production from the Company's Raton Basin properties located in southeastern Colorado. Future minimum transportation fees under these transportation arrangements could total approximately $482 million in the aggregate, payable over 10-year terms of service. The Company's obligations under each of these arrangements are contingent upon the pipeline carrier successfully sanctioning and constructing the applicable pipeline project; however, the Company’s obligations under one contract are not conditioned on the performance of the pipeline carrier’s obligations under the other contract. Subject to sanctioning and construction, first services through one of the pipelines may commence during mid-2010 and the remaining transportation services are expected to commence in 2011.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the first quarter of 2008 included the following highlights:

•	Recognition of net income of $129.7 million ($1.09 per diluted share), as compared to $29.6 million ($0.24 per diluted share) for the first quarter of 2007.
•

Realization of net cash provided by operating activities of $177.7 million, as compared to $130.0 million in the comparable quarter of 2007. The increase in 2008, as compared to 2007, is primarily due to increased sales volumes along with increased oil, NGL and gas prices.

•	Issuance of $500 million principal amount of 2.875% convertible senior notes due 2038.
•	Repurchase of 293 thousand shares of common stock at an aggregate cost of $12.8 million under the Company's share repurchase program at an average price per share of $43.51.

Recent Events

Pioneer Southwest Energy Partners L.P. Initial Public Offering. On May 6, 2008, Pioneer Southwest completed its initial public offering of 9,487,500 common units, including the over-allotment option, representing a 31.6 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties previously owned by the Company in the Spraberry field in the Permian Basin of West Texas. The Company owns a 0.1 percent general partner interest and a 68.3 percent limited partner interest in Pioneer Southwest. The Company received $163.0 million of net proceeds from Pioneer Southwest in consideration for (i) an ownership interest in a subsidiary of the Company that owned the oil and gas properties prior to the initial public offering and (ii) an additional ownership interest in certain of the same properties as a result of the exercise of the over-allotment option. The net proceeds from the initial public offering were used to reduce the Company's outstanding indebtedness. The Company will consolidate Pioneer Southwest into its financial statements and reflect the public ownership as a minority interest.

Second Quarter 2008 Outlook

Based on current estimates, the Company expects that second quarter 2008 production will average 110,000 to 115,000 BOEPD. Production growth during the second quarter of 2008 will be driven primarily by increasing production in the Spraberry field, Raton field, Edwards Trend and Tunisia. The lower end of the range primarily reflects the typical variability in the timing of oil cargo shipments in South Africa and Tunisia. The range includes approximately 1,100 BOEPD of production that is attributable to the public ownership in Pioneer Southwest. The expense estimates below also include portions attributable to the public ownership in Pioneer Southwest.

Second quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $12.75 to $13.75 per BOE based on current NYMEX strip prices for oil and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $10.75 to $11.75 per BOE.

Total exploration and abandonment expense is expected to be $40 million to $70 million and could include up to $35 million from activities in the Company's resource plays and associated acreage costs, primarily in the Edwards Trend in South Texas and Tunisia, and $35 million in seismic investments, personnel costs and other costs.

General and administrative expense is expected to be $34 million to $38 million. Interest expense is expected to be $36 million to $40 million. Accretion of discount on asset retirement obligations is expected to be $2 million to $4 million.

The Company's second quarter 2008 effective income tax rate is expected to range from 40 percent to 50 percent based on current capital spending plans and cash taxes are estimated to be $15 million to $25 million, primarily related to Tunisia.

PIONEER NATURAL RESOURCES COMPANY

Acquisitions, Divestments, Operations and Drilling Highlights

The Company intends to limit 2008 capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs, to less than internally-generated operating cash flow. During the first quarter of 2008, the Company spent approximately $306 million of capital, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs.  Such capital expenditures included certain seismic expenditures that are front-end loaded in the annual expenditures plan and certain capital expenditures that were originally planned to be incurred in 2007, but were not completed until 2008. The Company is evaluating its remaining 2008 capital budget based on actual first quarter 2008 expenditures, including drilling successes during the quarter, and anticipated capital cost increases due to increases in steel and fuel costs as a result of higher commodity prices. However, for 2008, the Company expects that cash flow from operations will be sufficient to fund the Company's capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs.

Approximately 90 percent of the 2008 capital expenditures will be focused on low-risk development drilling and resource play extensions in Pioneer's four core onshore areas (Spraberry, Raton, Edwards Trend and Tunisia). The remaining ten percent will be focused primarily on development drilling in the Oooguruk project and Barnett Shale drilling.

The following table summarizes by geographic area the Company's finding and development costs incurred during the first quarter of 2008:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
United States:
Permian Basin	$275	$1,022	$1,670	$116,768	$74	$119,809
Mid-Continent	—	—	48	1,590	—	1,638
Rocky Mountains	(1,147)	375	13,949	37,630	315	51,122
Barnett Shale	2,549	113	3,325	2,160	4	8,151
Onshore Gulf Coast	1,168	545	49,643	21,837	105	73,298
Alaska	—	—	6,197	25,278	—	31,475
Other	—	—	(95)	(294)	—	(389)
	2,845	2,055	74,737	204,969	498	285,104
South Africa	—	—	48	2,299	3,659	6,006
Tunisia	—	—	33,482	6,122	324	39,928
Other	—	—	2,689	—	—	2,689
	—	—	36,219	8,421	3,983	48,623
Total Worldwide	$2,845	$2,055	$110,956	$213,390	$4,481	$333,727

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2008:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	10	144	136	—	18

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	23	12	13	1	21
Tunisia	1	3	2	—	2
Total Worldwide	24	15	15	1	23

Permian Basin area. The Company drilled 94 wells in the first quarter 2008, principally in the Spraberry field. First quarter 2008 drilling activity in the Spraberry field also included four successful 20-acre infill wells. In total, the Company plans to drill 20 to 25 20-acre wells during 2008 to test downspacing performance as part of its announced recovery improvements initiatives, which also include secondary recovery waterflood projects and fracing five previously unstimulated horizontal wells. The Company plans to drill approximately 350 wells, including 20-acre wells, in the Spraberry field during 2008. The majority of these Spraberry wells are being drilled deeper to add the Wolfcamp formations, which provide incremental production and proved reserves at attractive economics. The Company is also continuing to pursue acreage expansion opportunities and bolt-on acquisitions in the area.

Mid-Continent area. The Company continues to pursue field enhancement alternatives to optimize production in the area. In the Hugoton field, the Company has received regulatory approval to commingle production from the Panoma and Council Grove formations. A commingling pilot program has been initiated and the Company is monitoring its production performance. Pioneer has also received regulatory relief to increase the well density in certain portions of the West Panhandle field, which added future drilling locations.

Rocky Mountains area. During the first quarter 2008, the Company announced the discovery of the Pierre Shale within the Raton Basin. The Pierre Shale lies beneath existing acreage in the Raton coal bed methane field. To date, the Company has drilled 10 vertical wells in the Pierre Shale play, five in the heart of the play to prove the commerciality of the zone, and five to test the boundaries of the zone. During the first quarter of 2008, the Company drilled 46 wells in the Raton field, four of which were drilled in the Pierre Shale. During 2008, the Company plans to drill a total of 160 wells in the Raton field, of which 15 are planned for the Pierre Shale. The Company is also enhancing its gathering and compression facilities in the area during 2008. Current plans include a further ramp up of drilling in the Raton field and Pierre Shale during 2009.

In northwest Colorado, the Company's programs to evaluate the CBM resource potential at Lay Creek and Columbine Springs are progressing. If the pilot projects are successful in producing commercial quantities of gas, full field development could begin in 2009.

Onshore Gulf Coast area. The Company drilled 11 wells in the Edwards Trend during the first quarter of 2008 and expects to drill over 35 wells in the Edwards Trend during 2008. The Company continues to add infrastructure, primarily gas treating capacity and pipeline systems, related to its discoveries and development activity in the trend. The Company estimates that it will add 25 to 50 MMcfpd of additional treating capacity over the remainder of 2008.

PIONEER NATURAL RESOURCES COMPANY

In the Edwards Trend, the Company also continues its shooting and interpretation of approximately 900 square miles of 3-D seismic data over its new field discoveries. The seismic data will allow the Company to more accurately locate and orient the horizontal wells for optimal results.

Barnett Shale. During the first quarter of 2008, the Company participated in the drilling of two successful exploration wells on the approximate 80,000 gross acres in the Barnett Shale play that it acquired in 2007. The Company plans to drill 20 wells during 2008 with the expectation of increasing its drilling program in 2009.

Alaska area. On the Oooguruk project, the Company drilled one disposal well and one producing well during the first quarter of 2008 with the expectation of drilling four to five additional producing wells and several injection wells by the end of the year. The Company estimates first production will occur during the second quarter of 2008 and first sales will occur after scheduled mid-year 2008 maintenance of onshore production facilities.

On the Cosmopolitan project, the Company drilled a lateral sidetrack from an existing wellbore from an onshore site to further appraise the resource potential of the unit. The initial unstimulated production test results were encouraging. The Company will conduct permitting activities and facilities planning over the remainder of 2008 and plans to drill another appraisal well in 2009.

South Africa. First production from the Company's South Coast Gas project commenced late in the third quarter of 2007 from four wells and sales commenced in the fourth quarter of 2007. A significant portion of the gas reserves associated with the South Coast Gas project is in the Sable field. Initially, the gas production from the Sable field was not expected to commence until the oil production was completed. However, as a result of production performance from the Sable field and improved oil prices, which have had the effect of extending the economic life of the Sable oil field, facilities modifications are being planned that would allow for the simultaneous production of oil and gas from the Sable field. The modifications are currently expected to be completed in late 2008 or early 2009. Once these modifications are completed, the floating, production, storage and offloading vessel will be released, which is expected to result in a substantial reduction in future lease operating expenses.

Tunisia. In the Adam Concession, the Company drilled two successful appraisal wells in the first quarter 2008. Both wells are currently on production and the Company plans to drill three additional wells during the remainder of 2008.

In the Cherouq Concession, the Company drilled one exploration well that was determined to be a discovery during the second quarter of 2008 and plans to drill six additional exploration wells during the remainder of 2008. The Company also acquired an additional 295 square kilometers of 3-D seismic data over the Cherouq Concession during the first quarter of 2008 and is currently evaluating the results.

In the Anaguid permit, the Company intends to acquire an additional 900 square kilometers of 3-D seismic data and expects to drill up to two exploration wells in the second half of 2008. In the Borj El Khadra Permit, the Company plans to drill two wells in 2008.

Results of Operations

Oil and gas revenues. Oil and gas revenues from continuing operations totaled $558.5 million and $353.6 million for the three-month periods ended March 31, 2008 and 2007, respectively.

The increase in oil and gas revenues from continuing operations during the three months ended March 31, 2008, as compared to the same period of 2007, is reflective of increases in revenues for all operating segments. The increase in revenues in the United States was primarily due to volume increases resulting from successful drilling activity and reductions in scheduled volumetric production payment ("VPP") deliveries, combined with an increase in reported oil, natural gas liquids ("NGL") and gas prices. Revenues in Tunisia increased primarily due to gas sales in 2008 under a gas sales arrangement that was initiated during the second quarter of 2007 and increases in average oil prices. South African revenues increased due to increases in reported oil prices and 2008 gas sales from the South Coast Gas project, which recorded first gas sales during the fourth quarter of 2007.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Oil (Bbls):
United States	21,419	18,808
South Africa	2,823	2,347
Tunisia	3,903	4,093
Worldwide	28,145	25,248
NGLs (Bbls):
United States	19,408	16,855
Gas (Mcf):
United States	369,819	282,594
South Africa	5,073	—
Tunisia	1,578	—
Worldwide	376,470	282,594
Total (BOE):
United States	102,463	82,762
South Africa	3,669	2,347
Tunisia	4,166	4,093
Worldwide	110,298	89,202

On a quarter-to-quarter BOE comparison, average daily sales volumes increased by 24 percent in the United States, by 56 percent in South Africa and by two percent in Tunisia.

During the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, oil volumes delivered under the Company's VPPs decreased by 157 MBOE (five percent) and gas volumes delivered under the Company's VPPs decreased by 121 MBOE (21 percent), respectively.

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007
Average reported prices:
Oil (per Bbl):
United States	$70.23	$51.99
South Africa	$101.48	$62.43
Tunisia	$99.36	$59.51
Worldwide	$77.41	$54.18
NGL (per Bbl):
United States	$53.89	$31.68
Gas (per Mcf):
United States	$7.73	$7.17
South Africa	$7.61	$—
Tunisia	$10.90	$—
Worldwide	$7.74	$7.17
Average realized prices:
Oil (per Bbl):
United States	$97.64	$55.41
South Africa	$101.48	$62.43
Tunisia	$99.36	$59.51
Worldwide	$98.26	$56.73
NGL (per Bbl):
United States	$54.28	$31.68
Gas (per Mcf):
United States	$7.34	$6.24
South Africa	$7.61	$—
Tunisia	$10.90	$—
Worldwide	$7.36	$6.24

Hedging activities. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three-month periods ended March 31, 2008 and 2007, the Company's commodity price hedges decreased oil, NGL and gas revenues from continuing operations by $80.6 million and $27.0 million, respectively. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivative matures or is terminated.

Deferred revenue. During the three-month periods ended March 31, 2008 and 2007, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $39.5 million and $45.0 million, respectively. See Notes G and N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

PIONEER NATURAL RESOURCES COMPANY

Interest and other income. Interest and other income from continuing operations for the three-month periods ended March 31, 2008 and 2007 was $25.0 million and $13.5 million, respectively. The $11.5 million increase in interest and other income from continuing operations during the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to an $11.2 million Alaskan PPT credit dispositions realized during the first quarter of 2008. See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $132.6 million and $89.4 million during the three-month periods ended March 31, 2008 and 2007, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced. Total oil and gas production costs per BOE from continuing operations increased by 19 percent during the three-month period ended March 31, 2008, as compared to the same period in 2007, primarily due to (i) a $1.49 per BOE increase in lease operating expense due to fixed production costs associated with declining South African Sable oil production, initial production operations in the Tunisian Cherouq concession, unscheduled compressor repairs and maintenance in the Raton field and general inflation of oilfield service costs and (ii) a $.67 per BOE increase in production taxes due to commodity price increases, partially offset by (iii) a slight decline in ad valorem taxes, primarily resulting from the effects of tax reform legislation in Texas.

The following tables provide the components of the Company's total oil and gas production costs per BOE from continuing operations and total oil and gas production costs per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

Lease operating expenses	$7.77	$6.28
Third-party transportation charges	0.99	0.93
Taxes:
Ad valorem	1.30	1.42
Production	2.49	1.82
Workover costs	0.67	0.69

Total production costs	$13.22	$11.14

	Three Months Ended
	March 31,
	2008	2007

United States	$12.81	$11.21
South Africa	$29.90	$19.16
Tunisia	$8.54	$5.13
Worldwide	$13.22	$11.14

Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $10.92 per BOE and $9.82 per BOE for the three-month periods ended March 31, 2008 and 2007, respectively. The $30.8 million increase in total DD&A expense during the three months ended March 31, 2008, as compared to the same period in 2007, is comprised of a $30.3 million increase in depletion of oil and gas properties and a $0.5 million increase in depreciation and amortization of other property and equipment.

PIONEER NATURAL RESOURCES COMPANY

Depletion expense from continuing operations, the largest component of DD&A expense from continuing operations, was $10.19 per BOE during the three months ended March 31, 2008, respectively, as compared to $8.97 per BOE during the same period in 2007. The 14 percent increase in per BOE depletion expense from continuing operations during the three-month period ended March 31, 2008, as compared to the same period in 2007, was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves as a result of cost inflation in drilling rig rates and drilling supplies and (ii) production from the South Coast gas project in South Africa that has a higher depletion rate.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three-month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,

	2008	2007

United States	$10.32	$9.32
South Africa	$13.16	$5.07
Tunisia	$4.54	$4.22
Worldwide	$10.19	$8.97

Exploration and abandonments expense. The following tables provide the Company's geological and geophysical costs, exploratory dry hole expense, lease abandonments and other exploration expense from continuing operations by geographic area for the three-month periods ended March 31, 2008 and 2007:

	United	South
	States	Africa	Tunisia	Other	Total
	(in thousands)
Three months ended March 31, 2008:
Geological and geophysical	$22,641	$48	$8,835	$2,395	$33,919
Exploratory dry holes	1,290	—	1,279	296	2,865
Leasehold abandonments and other	1,893	—	—	—	1,893
	$25,824	$48	$10,114	$2,691	$38,677

Three months ended March 31, 2007:
Geological and geophysical	$22,001	$44	$278	$5,237	$27,560
Exploratory dry holes	39,014	—	2,551	9	41,574
Leasehold abandonments and other	2,637	—	—	—	2,637
	$63,652	$44	$2,829	$5,246	$71,771

The Company's exploration and abandonment expense from continuing operations during the first quarter of 2008 is primarily attributable to continued seismic activity in the Company's South Texas and Tunisian plays. During the three months ended March 31, 2008, the Company drilled and evaluated 16 exploration/extension wells, 15 of which were successfully completed as discoveries. During the same period in 2007, the Company drilled and evaluated 21 exploration/extension wells, 13 of which were successfully completed as discoveries. The decline in the number of exploration/extension wells drilled by the Company is primarily due to the Company's sale of its Canadian assets during November 2007.

General and administrative expense. General and administrative expense from continuing operations for the three-month periods ended March 31, 2008 and 2007 was $36.5 million and $32.6 million, respectively. The increase in general and administrative expense from continuing operations was primarily due to an increase in performance-related compensation costs, including the amortization of share-based compensation to officers, directors and employees. As of March 31, 2008, the Company has $70.8 million of deferred compensation expense related to unvested restricted stock awards that will be charged to earnings over a weighted average period of approximately 23 months. The Company continues to monitor its general and administrative expense and is focused

PIONEER NATURAL RESOURCES COMPANY

on administrative cost control. However, the Company anticipates that the administration of Pioneer Southwest will necessitate an increase in the Company's general and administrative expenses.

Accretion of discount on asset retirement obligations.Accretion of discount on asset retirement obligations from continuing operations was $2.1 million and $1.6 million for the three month periods ended March 31, 2008 and 2007, respectively. The increase in accretion of discount on asset retirement obligations during 2008 is primarily due to new wells placed on production. See Note H of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.

Interest expense. Interest expense from continuing operations was $37.5 million and $28.4 million for the three-month periods ended March 31, 2008 and 2007, respectively. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2008, including the effects of interest rate derivatives and capitalized interest, was 5.6 percent as compared to 6.3 percent for the same period in 2007. The increase in interest expense from continuing operations during the three months ended March 31, 2008, as compared to the same period of 2007, was primarily due to (i) a $9.7 million increase in interest incurred on senior note and credit facility borrowings as a result of the Company's 2007 capital expenditures and treasury stock purchases exceeding operating cash flows and (ii) a $1.4 million decrease in capitalized interest on the Company's Oooguruk and South Coast Gas development projects in Alaska and South Africa, partially offset by (iii) a $1.3 million decrease in noncash interest expense attributable to certain discounted liabilities and deferred hedge losses.

Hurricane activity, net. The Company recorded net hurricane related activity expenses of $.5 million and $13.5 million during the three-month periods ended March 31, 2008 and 2007, respectively, which are associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita.

The Company estimates that it will cost approximately $176 million to reclaim and abandon the East Cameron facility. The operations to reclaim and abandon the East Cameron facilities began in January 2007. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third party engineering firm for a majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. During the third quarter of 2007, the Company commenced legal actions against its insurance carriers regarding certain policy coverage issues. The Company continues to expect that a substantial portion of the loss will be recoverable by insurance. See Note P of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facility reclamation and abandonment.

Other expenses. Other expenses from continuing operations for the three-month periods ended March 31, 2008 and 2007 were $11.6 million and $8.4 million, respectively. The increase in other expenses is primarily attributable to a $6.1 million increase in the cost of idle drilling equipment, principally located in Alaska, partially offset by a $2.3 million decrease in legal contingency accrual adjustments and a $1.9 million decrease in hedge ineffectiveness charges.

PIONEER NATURAL RESOURCES COMPANY

Income tax provision. The Company recognized income tax provisions on continuing operations of $87.3 million and $14.6 million during the three-month periods ended March 31, 2008 and 2007, respectively. The Company's effective tax rate on continuing operations of 41 percent during the three months ended March 31, 2008, differs from the combined United States federal and state statutory rate of approximately 37 percent primarily due to:

•	foreign tax rates,
•	statutes in foreign jurisdictions that differ from those in the United States,
•	a $4.9 million U.S. tax provision related to the Company no longer having identifiable plans to reinvest South Africa earnings in South Africa, and
•	a $4.8 million U.S. tax benefit related to remeasurement of the Company's state deferred tax liability.

See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

Discontinued operations. In November 2007, the Company sold its Canadian subsidiaries for $525.7 million, resulting in a gain of $101.3 million. The historic results of these subsidiaries and the related gain on disposition are reported as discontinued operations. The Company recognized income from discontinued operations of $1.9 million and $1.6 million during the three-month periods ended March 31, 2008 and 2007, respectively. See Note Q of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding discontinued operations.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company's primary needs for cash are for development, exploration and acquisition of oil and gas assets, payment of contractual obligations and working capital obligations. Funding for these cash needs, as well as funding for any stock repurchases that the Company may undertake, may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or alternative financing sources as discussed in "Capital resources" below.

Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three-month periods ended March 31, 2008 and 2007, totaled $297.3 million and $438.6 million, respectively. During the three months ended March 31, 2008, the Company's expenditures for additions to oil and gas properties were funded by $177.7 million of net cash provided by operating activities and $130.8 million of the remaining proceeds received in January 2008 from the sale of the Company's Canadian assets in November 2007. During the three months ended March 31, 2007, the Company's expenditures for additions to oil and gas properties were funded by $130.0 million of net cash provided by operating activities and borrowings on the Company's credit facility.

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2008, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2007, the material changes in the Company's contractual obligations included a $48.1 million increase in outstanding long-term borrowings, a $39.5 million decrease in the Company's VPP obligations, a $150.3 million increase in the Company's net derivative obligations, a $71.8 million decrease in the Company's drilling commitments and, subject to counterparty performance contingencies, a $482 million increase in the Company's transportation commitments. See Notes F and R of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's long-term debt and

PIONEER NATURAL RESOURCES COMPANY

transportation agreements, and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for a table of changes in the fair value of the Company's open derivative obligations during the three months ended March 31, 2008.

In accordance with GAAP, the Company periodically measures and records certain financial assets and liabilities at fair value. Effective January 1, 2008, the Company adopted the provisions of SFAS 157 for which delayed adoption is not provided under FSP FAS 157-1. SFAS 157 retains the exchange price notion in the definition of fair value but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal or most advantageous market in which the reporting company would transact for the asset or liability.

The SFAS 157 valuation framework is based upon inputs that market participants use in pricing an asset or liability, which are classified into two categories: observable inputs and unobservable inputs. Observable inputs represent market data obtained from independent sources; whereas unobservable inputs reflect a company's own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. These two types of inputs are further prioritized into the following fair value input hierarchy:

•	Level 1 – quoted prices for identical assets or liabilities in active markets.
•

Level 2 – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – unobservable inputs for the asset or liability.

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. As of March 31, 2008, the significant inputs utilized by the Company to measure the fair value of its financial assets and liabilities represented Level 1 and Level 2 inputs in the input hierarchy.

The financial assets and liabilities that the Company periodically measures and records at fair value include trading securities, deferred compensation plan assets, commodity derivative obligations and interest rate derivative obligations. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding these financial assets and liabilities and the valuation techniques used to measure their fair values. The Company validates its valuation techniques by comparing the fair values that result from the valuation techniques and inputs to value estimates provided by the derivative counterparties.

The Company's commodity and interest rate derivative obligations that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of March 31, 2008, they represented liabilities of $456.1 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2008. The Company enters into these derivatives for the primary purpose of hedging commodity price risk on forecasted physical commodity sales and interest rate risk on variable rate indebtedness and has an expectation of a high degree of correlation between changes in the derivative values and the hedged risks. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.

Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. The Company expects that these resources will be sufficient to fund its capital commitments during the foreseeable future. For 2008, the Company expects that cash flow from operations will be sufficient to fund the Company's capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs.

PIONEER NATURAL RESOURCES COMPANY

Asset divestitures. In November 2007, the Company sold all of the common stock of its Canadian subsidiaries for net proceeds of $525.7 million, $132.8 million of which was deposited in a Canadian escrow account pending receipt from the Canada Revenue Agency of appropriate tax certifications. The tax certifications were received in January 2008 and the escrowed funds were subsequently released to the Company.

Operating activities. Net cash provided by operating activities during the three-month periods ended March 31, 2008 and 2007 was $177.7 million and $130.0 million, respectively. The increase in net cash provided by operating activities during the first quarter of 2008, as compared to the first quarter of 2007, is primarily due to (i) increased sales volumes and increased oil, NGL and gas prices from continuing operations, partially offset by increased production costs and (ii) 11.2 million of income realized from the disposal of Alaskan PPT credits.

Investing activities. Investing activities used $177.5 million and $447.5 million of cash during the three-month periods ended March 31, 2008 and 2007, respectively. The decrease in net cash used in investing activities during the first quarter of 2008, as compared to the first quarter of 2007, is primarily due to a $141.4 million decrease in additions to oil and gas properties and a $127.4 million increase in proceeds from the disposition of assets.

Financing activities. Net cash provided by financing activities during the three-month periods ended March 31, 2008 and 2007 was $5.0 million and $323.6 million, respectively. The decrease in net cash provided by financing activities during the three months ended March 31, 2008, as compared to the same period of 2007, was primarily due to net borrowings of long-term debt during the 2007 period to fund portions of the Company's additions to oil and gas properties.

During February 2008, the Board declared a semiannual dividend of $0.14 per common share payable to shareholders of record on March 31, 2008. Associated therewith, the Company paid $16.8 million of aggregate dividends during April 2008. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.

During 2007, the Board also approved a share repurchase program authorizing the purchase of up to $750 million of the Company's common stock. During the three-month periods ended March 31, 2008 and 2007, the Company expended $12.8 million to acquire 293 thousand shares of treasury stock and $31.4 million to acquire 811 thousand shares of treasury stock, respectively. As of March 31, 2008, approximately $524.5 million of stock may be purchased in the future under the $750 million Board authorization.

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

During January 2008, the Company entered into interest rate swap contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with a portion of the Company's credit facility indebtedness. The interest rate swap contracts are variable-for-fixed-rate swaps on $400 million notional amount of debt at a weighted average fixed annual rate of 2.87 percent, excluding any applicable margins. The interest rate swaps have an effective start date during February 2008, $200 million of which terminates during February 2010 and $200 million during February 2011.

On January 15, 2008, $3.8 million principal amount of the Company's 6.50% senior notes matured and were paid with borrowings under its credit facility.

          On May 6, 2008, Pioneer Southwest completed its initial public offering of 9,487,500 common units, including the over-allotment option. The Company received $163.0 million of net proceeds from Pioneer Southwest in consideration for (i) an ownership interest in a subsidiary of the Company that owned the oil and gas properties prior to the initial

PIONEER NATURAL RESOURCES COMPANY

public offering and (ii) an additional ownership interest in certain of the same properties as a result of the exercise of the over-allotment option. The net proceeds from the initial public offering were used to reduce the Company's outstanding indebtedness. The Company will consolidate Pioneer Southwest into its financial statements and reflect the public ownership as a minority interest.

In conjunction with the completion of the initial public offering, Pioneer Southwest closed a $300 million unsecured revolving credit facility with a syndicate of banks that will mature in May 2013. See Note R of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding Pioneer Southwest.

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

Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity under its credit facility. There was $663 million of borrowings under the credit facility as of March 31, 2008. After deducting $45.8 million of undrawn and outstanding letters of credit under the credit facility, the Company had $791.2 million of unused borrowing capacity as of March 31, 2008.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P's rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. The Company believes that S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and proved reserve mix. A reduction in the Company's debt ratings could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of March 31, 2008, the Company was in compliance with all of its debt covenants.

Book capitalization and current ratio. The Company's book capitalization at March 31, 2008 was $5.9 billion, consisting of debt of $2.8 billion and stockholders' equity of $3.1 billion. The Company's debt to book capitalization was 48 percent at March 31, 2008 and December 31, 2007. The Company's ratio of current assets to current liabilities was 0.67 to 1.00 at March 31, 2008 as compared to 0.77 to 1.00 at December 31, 2007.

New accounting pronouncements. In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. During February 2008, the FASB issued FSP FAS 157-2. FSP FAS 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. On January 1, 2008, the Company adopted the provisions of SFAS 157 as they pertain to financial assets and liabilities. See Note D of Notes to Consolidated Financial Statements included in "Item 1 Financial Statements" for additional information regarding the Company's adoption of SFAS 157. The adoption of the provisions of SFAS 157 that were delayed by FSP FAS 157-2 is not expected to have a material effect on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted the provisions of SFAS 159 on January 1, 2008 and its implementation did not have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquiree at the acquisition date, measured at the fair value as of that date. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of

PIONEER NATURAL RESOURCES COMPANY

contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Company.

In December 2007, the FASB issued SFAS 160. SFAS 160 amends ARB No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure of the amounts of consolidated net income attributable to the parent and to the non-controlling interest on the face of the consolidated income statement. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company's financial statements.

In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a material effect on the financial condition or results of operations of the Company.

On May 9, 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is assessing the effect that FSP APB 14-1 will have on its financial condition and results of operations.

PIONEER NATURAL RESOURCES COMPANY

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

Although certain derivative contracts to which the Company has been a party did not qualify as hedges, the Company does not enter into derivative or other financial instruments for trading purposes.

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first quarter of 2008:

	Derivative Contract Net Liabilities (a)
	Commodities	Interest Rate	Foreign Exchange Rate	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2007	$(234,410)	$—	$(1,500)	$(235,910)
Changes in contract fair value (b)	(219,381)	(3,319)	1,500	(221,200)
Contract maturities	52,792	(82)	—	52,710
Contract terminations	56,465	—	—	56,465
Fair value of contracts outstanding as of March 31, 2008	$(344,534)	$(3,401)	$—	$(347,935)

_____________

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $108.2 million and $69.9 million of obligations under terminated derivatives as of March 31, 2008 and December 31, 2007, respectively, for which no market risk exists.

(b)	At inception, derivative contracts entered into by the Company had no intrinsic value.

Foreign exchange rate sensitivity. During November 2007, the Company invested $131.7 million Canadian dollars ("CND"), representing $132.8 million U.S. dollars, in a CND-denominated escrow account associated with the sale of the Company's Canadian assets. During December 2007, the Company entered into foreign exchange rate derivatives to swap $131.7 million CND for $131.0 million U.S. dollars ("USD") to be delivered during May 2008. The foreign exchange rate swaps were economic hedges of the CND-denominated escrow account balance; however, uncertainty regarding the matching of cash flow timing between the foreign exchange rate swaps and the liquidation of the CND-denominated escrow account caused the Company not to designate the foreign exchange rate swaps as hedges. The CND-denominated escrow account was liquidated during January 2008 for $129.0 million USD, at which time the foreign exchange rate swaps were terminated at a gain of $1.8 million. Subsequent to these transactions, the Company has no remaining material foreign exchange rate risk associated with financial instruments.

Interest rate sensitivity. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding debt transactions.

The following table provides information about financial instruments to which the Company was a party as of March 31, 2008 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2008. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 2, 2008.

PIONEER NATURAL RESOURCES COMPANY

Interest Rate Sensitivity

Debt Obligations as of March 31, 2008

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2008
	($ in thousands)
Total Debt:
Fixed rate principal maturities (a)	$—	$—	$—	$—	$6,110	$2,226,875	$2,232,985	$2,140,123
Weighted average interest rate	5.73%	5.73%	5.73%	5.73%	5.73%	6.76%

Variable rate principal maturities	$—	$—	$—	$—	$663,000	$—	$663,000	$575,681
Weighted average interest rate	3.50%	4.20%	4.81%	5.14%	5.32%	—
Interest Rate Swaps:
Credit Facility:
Notional debt amount (b)	$400,000	$400,000	$227,222	$25,000	$—	$—		$3,401
Fixed rate receivable (%)	2.75%	3.45%	4.06%	4.39%
Variable rate payable (%)	2.87%	2.87%	2.97%	3.00%	$—	$—

_____________

(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.
(b)	Represents weighted average notional contract amounts.

Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas price as of March 31, 2008. As of March 31, 2008, all of the Company's oil, NGL and gas derivative financial instruments qualified as hedges.

See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

PIONEER NATURAL RESOURCES COMPANY

Oil, NGL and Gas Price Sensitivity

Derivative Financial Instruments as of March 31, 2008

	Nine Months Ending December 31,	Year Ending December 31,		Liability Fair Value at March 31,
	2008	2009	2010	2008
	(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts	15,000	8,000	4,000	$195,061
Weighted average fixed price per Bbl	$65.46	$79.43	$85.21
Collar contracts	3,000	2,000	—	$31,942
Weighted average ceiling price per Bbl	$65.00	$65.00	$—
Weighted average floor price per Bbl	$80.80	$76.50	$—
Average forward NYMEX oil prices (a)	$114.70	$107.93	$104.76

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts	1,000	1,000	1,000	$6,220
Weighted average fixed price per Bbl	$50.74	$47.41	$46.15
Average forward NYMEX NGL prices (b)	$62.64	$58.65	$55.52

Gas Hedge Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	210,564	19,795	5,000	$111,311
Weighted average fixed price per MMbtu (c)	$7.42	$8.53	$7.73
Average forward NYMEX gas prices (a)	$11.11	$10.34	$9.57

_____________

(a)	The average forward NYMEX oil and gas prices are based on May 2, 2008 market quotes.
(b)	Forward Mont Belvieu NGL prices are not available as formal market quotes. These forward prices represent estimates as of May 2, 2008 provided by third parties who actively trade in the derivatives.
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

Evaluation of disclosure controls and procedures. The Company's management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 ("the Exchange Act"), the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company is party to the legal proceedings that are described under "Legal actions" in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements". The Company is also party to other proceedings and claims incidental to its business. While many of these other matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

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

A subsidiary of the Company acts as the general partner of a publicly-traded limited partnership. As such, the subsidiary's operations may involve a greater risk of liability than ordinary business operations.

A subsidiary of the Company acts as the general partner of Pioneer Southwest Energy Partners L.P., a publicly-traded limited partnership formed by the Company to own and acquire oil and gas assets in its area of operations. As general partner, the subsidiary may be deemed to have undertaken fiduciary obligations to the partnership. Activities determined to involve fiduciary obligations to others typically involve a higher standard of conduct than ordinary business operations and therefore may involve a greater risk of liability, particularly when a conflict of interest is found to exist. Any such liability may be material.

The Company is subject to regulations that may cause it to incur substantial costs.

As previously disclosed in the Company's Annual Report on Form 10-K, including in "Item 1. Business — Competition, Markets and Regulations," the Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. For example, our properties located in Colorado are subject to the authority of the Colorado Oil & Gas Conservation Commission (the "COGCC").  The COGCC recently published proposed rules that could increase the Company's costs of permitting and environmental compliance. The COGCC initiated formal rule-making in the first quarter of 2008, and final rules could be effective by the fourth quarter of 2008. While this regulatory development has not adversely affected the Company's operations to date, these additional rules could cause additional costs, delay and uncertainty in the Company's operations in Colorado and may be emulated in other jurisdictions in which the Company operates. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business — Competition, Markets and Regulations" in the Annual Report on Form 10-K for additional discussion regarding government regulation.

Our expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing.

The Company has identified drilling locations and prospects for infill drilling and enhanced recovery activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs and drilling results. Because of these uncertainties, the Company can not give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling and secondary activities may

PIONEER NATURAL RESOURCES COMPANY

materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's financial condition and results of operations.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended March 31, 2008:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs

January 2008	—	$—	—
February 2008	607,416	$43.54	293,100
March 2008	5,645	$46.87	—
Total	613,061	$43.57	293,100	$524,464,082

_____________

(a)	Amounts include shares withheld to satisfy tax withholding on employees' share-based awards.

During 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company's common stock. During the first quarter of 2008, the Company purchased $12.8 million of common stock pursuant to the share repurchase program.

Item 5.	Other Information

In connection with the initial public offering by Pioneer Southwest, the Company entered into the following agreements, among others:

Administrative Services Agreement

Pursuant an Administrative Services Agreement among Pioneer Natural Resources USA, Inc., a wholly owned subsidiary of the Company ("Pioneer USA"), Pioneer Natural Resources GP LLC, a wholly owned subsidiary of the Company and the general partner of Pioneer Southwest (the "General Partner"), Pioneer Southwest, and Pioneer Southwest Energy Partners USA LLC, a wholly owned subsidiary of Pioneer Southwest, entered into on May 6, 2008, Pioneer USA agreed to perform, either itself or through its affiliates or other third parties, administrative services for Pioneer Southwest, and Pioneer Southwest agreed to reimburse Pioneer USA for its expenses incurred in providing such services. These administrative services may include accounting, business development, finance, land, legal, engineering, investor relations, management, marketing, information technology, insurance, government regulations, communications, regulatory, environmental and human resources services. Initially, expenses will be reimbursed based on a methodology of determining Pioneer Southwest's share, on a per BOE basis, of certain of the general and administrative costs incurred by Pioneer USA. Under this initial methodology, the per BOE cost for services during any period will be determined by dividing (i) the aggregate general and administrative costs, determined in accordance with GAAP, of the Company (excluding Pioneer Southwest's general and administrative costs), for its United States operations during such period, excluding such costs directly attributable to the Company's Alaskan operations, by (ii) the sum of (x) the United States production during such period of Pioneer Southwest and the Company, excluding any production attributable to Alaskan

PIONEER NATURAL RESOURCES COMPANY

operations, plus (y) the volumes delivered by the Company and Pioneer Southwest under all volumetric production payment obligations during such period. The costs of all awards under Pioneer Southwest's long-term incentive plan will be borne by Pioneer Southwest, and will not be included in the foregoing formula. The administrative fee will be determined by multiplying the per BOE costs by Pioneer Southwest's total production (including volumes delivered by Pioneer Southwest under volumetric production payment obligations, if any) during such period. The administrative fee may be based on amounts estimated by the Company if actual amounts are not available as determined by the Company. In addition, the Company will be reimbursed for any out-of-pocket expenses it incurs on Pioneer Southwest's behalf. The administrative services agreement can be terminated by Pioneer Southwest or Pioneer USA at any time upon 90 days notice.

Credit Agreement between Pioneer Southwest and a Syndicate of Banks

In October 2007, Pioneer Southwest entered into a $300 million unsecured revolving credit facility with a syndicate of banks, which matures in May 2013. The credit facility, which was closed on May 6, 2007, is available for general partnership purposes, including working capital, capital expenditures and distributions. Indebtedness under the credit facility bears interest initially at LIBOR plus 0.875%. The credit facility contains certain financial covenants that would be applicable to Pioneer Southwest, including (i) the maintenance of a maximum leverage ratio of not more than 3.5 to 1.00, (ii) an interest coverage ratio (representing a ratio of earnings before depreciation, depletion and amortization; impairment of long-lived assets; exploration expense; accretion of discount on asset retirement obligations; interest expense; income taxes; gain or loss on the disposition of assets; noncash commodity hedge related activity; and noncash equity-based compensation to interest expense) of not less than 2.5 to 1.0 and (iii) the maintenance of a ratio of the net present value of Pioneer Southwest's projected future cash flows from its proved reserves to total debt of at least 1.75 to 1.0. Because of the net present value covenant, borrowings under the PSE Credit Agreement would be expected to be initially limited to approximately $200 million. In addition, the credit facility contains various covenants that limit, among other things, Pioneer Southwest's ability to grant liens, incur additional indebtedness, engage in a merger, enter into transactions with affiliates, pay distributions or repurchase equity, and sell its assets. If any default or event of default (as defined in the credit facility) were to occur, the credit facility would prohibit Pioneer Southwest from making distributions to unitholders. Such events of default include, among others, nonpayment of principal or interest, violations of covenants, bankruptcy and material judgments and liabilities.

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. (the "PSE Partnership Agreement")

The PSE Partnership Agreement was entered into by the General Partner, in its capacity as the general partner of Pioneer Southwest and on behalf of the limited partners of Pioneer Southwest, and Pioneer USA, as the "Organizational Limited Partner," on May 6, 2008, and governs the rights of the partners in Pioneer Southwest. A description of the PSE Partnership Agreement appears under the caption, "The Partnership Agreement," at pages 125 through 135 of Pioneer Southwest’s final prospectus dated April 30, 2008 (No. 333-144868), which Pioneer Southwest filed on May 1, 2008 with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, and which description is incorporated in this Report by reference.

PIONEER NATURAL RESOURCES COMPANY

Item 6.	Exhibits

Exhibits

Exhibit Number		Description
10.1	—

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. dated May 6, 2008, between Pioneer Natural Resources GP LLC, as the General Partner, and Pioneer Natural Resources USA, Inc., as the Organizational Limited Partner, together with any other persons who become Partners (as defined in such agreement) in the Partnership (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 001-34032, of Pioneer Southwest Energy Partners L.P. filed with the SEC on May 9, 2008).

10.2	—

Administrative Services Agreement, dated effective May 6, 2008, among Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners L.P., Pioneer Southwest Energy Partners USA LLC, and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-34032, of Pioneer Southwest Energy Partners L.P. filed with the SEC on May 9, 2008).

10.3	—

Credit Agreement entered into as of October 29, 2007, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.4	—

Amendment to Credit Agreement dated as of December 14, 2007, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.5	—

Second Amendment to Credit Agreement dated as of February 15, 2008, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.6	—

Third Amendment to Credit Agreement dated as of April 15, 2008, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.7(a)	—	Contract for Services dated as of April 1, 2008, between Pioneer Natural Resources USA, Inc. and A. R. Alameddine.
31.1(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 9, 2008	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 9, 2008	By:	/s/ Darin G. Holderness
Darin G. Holderness
Vice President and Chief
Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—

First Amended and Restated Agreement of Limited Partnership of Pioneer Southwest Energy Partners L.P. dated May 6, 2008, between Pioneer Natural Resources GP LLC, as the General Partner, and Pioneer Natural Resources USA, Inc., as the Organizational Limited Partner, together with any other persons who become Partners (as defined in such agreement) in the Partnership (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, File No. 001-34032, of Pioneer Southwest Energy Partners L.P. filed with the SEC on May 9, 2008).

10.2	—

Administrative Services Agreement, dated effective May 6, 2008, among Pioneer Natural Resources GP LLC, Pioneer Southwest Energy Partners L.P., Pioneer Southwest Energy Partners USA LLC, and Pioneer Natural Resources USA, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-34032, of Pioneer Southwest Energy Partners L.P. filed with the SEC on May 9, 2008).

10.3	—

Credit Agreement entered into as of October 29, 2007, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.4	—

Amendment to Credit Agreement dated as of December 14, 2007, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.5	—

Second Amendment to Credit Agreement dated as of February 15, 2008, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.6	—

Third Amendment to Credit Agreement dated as of April 15, 2008, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (No. 333-144868) of Pioneer Southwest Energy Partners L.P. and incorporated herein by reference).

10.7(a)	—	Contract for Services dated as of April 1, 2008, between Pioneer Natural Resources USA, Inc. and A. R. Alameddine.
31.1(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.