Form 10-Q
period 2008-09-30
PIONEER NATURAL RESOURCES CO
filed 2008-11-07
CIK 1038357

      UNITED STATES

      SECURITIES AND EXCHANGE COMMISSION

      Washington, D.C. 20549

      FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2008

      or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of November 5, 2008	117,689,829

11/7/2008 11:17:33 AM

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

These risks and uncertainties include, among other things, volatility of commodity prices, the financial strength of counterparties to the Company's credit facility and derivative contracts and the purchasers of the Company's oil, NGL and gas production, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, the quality of technical data, environmental and weather risks, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report, other Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Item 1. Business — Competition, Markets and Regulations", "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. The Company undertakes no duty to publicly update these statements except as required by law.

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

•	"BOEPD" means BOE per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water by one degree Fahrenheit.
•	"CBM" means coal bed methane.
•	"GAAP" means accounting principles that are generally accepted in the United States of America.
•	"IPO" means initial public offering.
•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBbl" means one million Bbls.
•	"MMBOE" means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet.
•	"MMcfpd" means one million cubic feet per day.
•

"Mont Belvieu–posted-price" means the daily average natural gas liquids components as priced in Oil Price Information Service ("OPIS") in the table "U.S. and Canada LP – Gas Weekly Averages" at Mont Belvieu, Texas.

•	"NGL" means natural gas liquid.
•	"NYMEX" means the New York Mercantile Exchange.
•	"Pioneer" or "the Company" means Pioneer Natural Resources Company and its subsidiaries.
•	"Pioneer Southwest" means Pioneer Southwest Energy Partners L.P. and its subsidiaries.
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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$66,817	$12,171
Accounts receivable:
Trade, net of allowance for doubtful accounts of $30,890 and $7,657 as of September 30, 2008 and December 31, 2007, respectively	294,891	283,249
Due from affiliates	716	583
Income taxes receivable	49,316	40,046
Inventories	146,136	97,619
Prepaid expenses	16,710	9,378
Deferred income taxes	63,042	108,073
Other current assets:
Derivatives	27,548	33,970
Other	20,222	179,966
Total current assets	685,398	765,055
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	9,828,666	8,973,634
Unproved properties	226,654	277,479
Accumulated depletion, depreciation and amortization	(2,358,385)	(2,028,472)
Total property, plant and equipment	7,696,935	7,222,641
Deferred income taxes	1,176	10,263
Goodwill	310,563	310,870
Other property and equipment, net	158,456	152,990
Other assets:
Derivatives	22,839	684
Other, net of allowance for doubtful accounts of $4,532 and $4,573 as of September 30, 2008 and December 31, 2007, respectively	191,214	154,478
	$9,066,581	$8,616,981

The financial information included as of September 30, 2008 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (Continued)

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable:
Trade	$379,138	$350,782
Due to affiliates	20,321	27,634
Interest payable	29,296	42,020
Income taxes payable	24,119	12,842
Other current liabilities:
Derivatives	111,255	262,547
Deferred revenue	150,396	158,138
Other	99,525	140,206
Total current liabilities	814,050	994,169

Long-term debt	2,823,371	2,755,491
Derivatives	49,971	77,929
Deferred income taxes	1,421,980	1,229,677
Deferred revenue	214,240	325,142
Minority interest in consolidated subsidiaries	57,933	11,942
Other liabilities	174,262	179,909
Stockholders' equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 124,566,687 and 123,389,014 shares issued at September 30, 2008 and December 31, 2007, respectively	1,246	1,234
Additional paid-in capital	2,852,210	2,693,257
Treasury stock, at cost: 6,978,187 and 5,661,692 shares at September 30, 2008 and December 31, 2007, respectively	(316,473)	(245,601)
Retained earnings	1,064,155	822,089
Accumulated other comprehensive loss - deferred hedge losses, net of tax	(90,364)	(228,257)
Total stockholders' equity	3,510,774	3,042,722
Commitments and contingencies
	$9,066,581	$8,616,981

The financial information included as of September 30, 2008 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues and other income:
Oil and gas	$612,200	$458,898	$1,823,985	$1,232,272
Interest and other	3,389	30,665	36,892	68,273
Gain (loss) on disposition of assets, net	190	558	4,768	(860)
	615,779	490,121	1,865,645	1,299,685
Costs and expenses:
Oil and gas production	155,761	113,554	432,936	308,380
Depletion, depreciation and amortization	127,467	113,879	351,773	280,927
Impairment of oil and gas properties	89,753	(2,582)	89,753	15,309
Exploration and abandonments	111,075	34,498	179,841	170,143
General and administrative	31,617	32,330	103,646	94,304
Accretion of discount on asset retirement obligations	2,180	1,702	6,482	5,025
Interest	37,689	35,476	113,423	94,432
Hurricane activity, net	541	110	2,400	60,658
Minority interest in consolidated subsidiaries' net income (loss)	8,422	172	15,388	(1,020)
Other	38,926	7,015	58,799	21,720
	603,431	336,154	1,354,441	1,049,878

Income from continuing operations before income taxes	12,348	153,967	511,204	249,807
Income tax provision	(14,895)	(60,948)	(227,919)	(92,181)
Income (loss) from continuing operations	(2,547)	93,019	283,285	157,626
Income (loss) from discontinued operations, net of tax	(491)	8,908	2,245	10,374
Net income (loss)	$(3,038)	$101,927	$285,530	$168,000

Basic earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.78	$2.40	$1.30
Income (loss) from discontinued operations, net of tax	—	0.07	0.02	0.09
Net income (loss)	$(0.03)	$0.85	$2.42	$1.39

Diluted earnings per share:
Income (loss) from continuing operations	$(0.03)	$0.77	$2.37	$1.29
Income (loss) from discontinued operations, net of tax	—	0.07	0.02	0.08
Net income (loss)	$(0.03)	$0.84	$2.39	$1.37

Weighted average shares outstanding:
Basic	118,110	120,323	118,136	121,020
Diluted	118,110	121,805	119,493	122,496

Dividends declared per share	$0.16	$0.14	$0.30	$0.27

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except dividends per share)

(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance as of January 1, 2008	117,727	$1,234	$2,693,257	$(245,601)	$822,089	$(228,257)	$3,042,722

Dividends declared ($0.30 per share)	—	—	—	—	(36,143)	—	(36,143)
Exercise of long-term incentive plan stock options and employee stock purchases	353	—	—	15,329	(7,321)	—	8,008
Purchase of treasury stock	(1,669)	—	—	(86,201)	—	—	(86,201)
Tax benefits related to stock-based compensation	—	—	381	—	—	—	381
Compensation costs:
Vested compensation awards	1,178	12	(12)	—	—	—	—
Compensation costs included in net income	—	—	25,504	—	—	—	25,504
Gain on sale of Pioneer Southwest common units	—	—	133,080	—	—	—	133,080
Net income	—	—	—	—	285,530	—	285,530
Other comprehensive loss:
Deferred hedging activity, net of tax:
Hedge fair value changes, net	—	—	—	—	—	(106,594)	(106,594)
Net hedge losses included in continuing operations	—	—	—	—	—	244,487	244,487
Balance as of September 30, 2008	117,589	$1,246	$2,852,210	$(316,473)	$1,064,155	$(90,364)	$3,510,774

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net income (loss)	$(3,038)	$101,927	$285,530	$168,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	127,467	113,879	351,773	280,927
Impairment of oil and gas properties	89,753	(2,582)	89,753	15,309
Exploration expenses, including dry holes	89,414	8,725	93,996	92,706
Hurricane activity, net	—	—	—	66,000
Deferred income taxes	(9,234)	73,091	170,650	135,505
(Gain) loss on disposition of assets, net	(190)	(558)	(4,768)	860
Accretion of discount on asset retirement obligations	2,180	1,702	6,482	5,025
Discontinued operations	3,304	6,719	3,677	41,518
Interest expense	3,671	4,092	11,551	13,305
Minority interest in consolidated subsidiaries' net income (loss)	8,422	172	15,388	(1,020)
Commodity hedge related activity	15,602	5,349	31,118	15,982
Amortization of stock-based compensation	8,283	8,461	25,504	24,816
Amortization of deferred revenue	(39,708)	(45,578)	(118,644)	(135,934)
Other noncash items	26,748	4,902	30,562	1,744
Changes in operating assets and liabilities:
Accounts receivable, net	59,496	(55,383)	(39,039)	(54,821)
Income taxes receivable	(120)	(27,428)	(9,522)	(64,026)
Inventories	(14,347)	3,073	(54,990)	(6,331)
Prepaid expenses	(8,255)	(6,432)	(7,152)	(1,213)
Other current assets	(9,747)	5,224	(2,561)	5,037
Accounts payable	16,533	44,334	15,364	11,748
Interest payable	(15,878)	(12,858)	(12,724)	(2,592)
Income taxes payable	(16,584)	1,697	11,528	4,597
Other current liabilities	(30,941)	(41,915)	(79,913)	(79,169)
Net cash provided by operating activities	302,831	190,613	813,563	537,973
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	(2,421)	(2,990)	143,352	15,047
Additions to oil and gas properties	(380,113)	(355,485)	(996,721)	(1,330,284)
Additions to other assets and other property and equipment, net	(10,704)	(60,150)	(31,350)	(89,825)
Net cash used in investing activities	(393,238)	(418,625)	(884,719)	(1,405,062)
Cash flows from financing activities:
Borrowings under long-term debt	179,000	411,000	794,998	1,502,000
Principal payments on long-term debt	—	(32,075)	(732,775)	(393,630)
Proceeds from issuance of partnership common units, net of issuance costs	—	—	165,978	—
Borrowings (payments) of other liabilities	(8,569)	(195)	4,686	(9,755)
Exercise of long-term incentive plan stock options and employee stock purchase plan	2,226	2,623	8,008	9,708
Purchase of treasury stock	(58,689)	(160,500)	(86,201)	(214,749)
Excess tax benefit (provision) from share-based payment arrangements	(23)	365	381	4,686
Payment of financing fees	—	(12)	(12,377)	(4,307)
Dividends paid	(3)	—	(16,896)	(16,035)
Net cash provided by financing activities	113,942	221,206	125,802	877,918
Net increase (decrease) in cash and cash equivalents	23,535	(6,806)	54,646	10,829
Effect of exchange rate changes on cash and cash equivalents	—	758	—	1,409
Cash and cash equivalents, beginning of period	43,282	25,319	12,171	7,033
Cash and cash equivalents, end of period	$66,817	$19,271	$66,817	$19,271

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$(3,038)	$101,927	$285,530	$168,000
Other comprehensive income:
Net hedge activity, net of tax:
Hedge fair value changes, net	364,998	5,235	(106,594)	23,784
Net hedge losses included in continuing operations	90,702	1,799	244,487	32,260
Net hedge gains included in discontinued operations	—	(6,235)	—	(14,167)
Translation adjustment	—	37,983	—	78,875
Other comprehensive income	455,700	38,782	137,893	120,752
Comprehensive income	$452,662	$140,709	$423,423	$288,752

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A.	Organization and Nature of Operations

Pioneer is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States, South Africa and Tunisia.

NOTE B.	Basis of Presentation

Presentation. In the opinion of management, the consolidated financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

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

Discontinued operations. In November 2007, the Company sold its Canadian subsidiaries. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the Company has reflected the results of operations of this divestiture as discontinued operations, rather than as a component of continuing operations. See Note R for additional information regarding discontinued operations.

Allowances for doubtful accounts. As of September 30, 2008 and December 31, 2007, the Company's allowances for doubtful accounts totaled $35.4 million and $12.2 million, respectively. In accordance with SFAS No. 5, "Accounting for Contingencies", the Company establishes allowances for bad debts equal to the estimable portions of accounts and notes receivables for which failure to collect is considered probable. The Company estimates the portions of joint interest receivables for which failure to collect is probable based on percentages of joint interest receivables that are past due. The Company estimates the portions of other receivables for which failure to collect is probable based on the relevant facts and circumstances surrounding the receivable. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and as charges to other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable.

Inventories. Inventories consisted of $142.5 million and $94.3 million of materials and supplies and $3.6 million and $3.3 million of commodities as of September 30, 2008 and December 31, 2007, respectively. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items, such as tubing, casing, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out basis. Commodities inventory is carried at the lower of average cost or market, on a first-in, first-out basis. Any impairments of inventory are reflected in gain (loss) on disposition of assets, net in the consolidated statements of operations. As of September 30, 2008 and December 31, 2007, the Company's materials and supplies inventory was net of $0.3 million and $1.1 million, respectively, of valuation reserve allowances.

Derivative assets and liabilities. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 39, "Offsetting of Amounts Related to Certain Contracts" ("FIN 39"), the Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, whichever the case may be.

Goodwill. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2008, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment.

Minority interest in consolidated subsidiaries. On May 6, 2008, Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest"), a subsidiary of the Company, completed its initial public offering of 9,487,500 common units, representing a 31.6 percent limited partner interest in Pioneer Southwest. Associated therewith, the Company recognized $166.0 million of net proceeds from the issuance of Pioneer Southwest common units in net cash provided by financing activities in the Company's consolidated statement of cash flows for the nine months ended September 30, 2008 and recognized a $133.1 million noncash gain on the sale of Pioneer Southwest common units in the Company's consolidated statement of stockholders' equity. Pioneer Southwest owns interests in certain oil and gas properties previously owned by the Company in the Spraberry field in the Permian Basin of West Texas. The Company owns a 0.1 percent general partner interest and a 68.3 percent limited partner interest in Pioneer Southwest. The financial position, results of operations, and cash flows of Pioneer Southwest are consolidated with those of the Company. The Company elected to account for gains on Pioneer Southwest's issuance of common units as equity transactions as permitted by Staff Accounting Bulletin ("SAB") Topic 5H, "Accounting for Sales of Stock by a Subsidiary".

In addition to Pioneer Southwest, the Company owns the majority interests in certain other subsidiaries with operations in the United States. Minority interest in the net assets of consolidated subsidiaries totaled $57.9 million and $11.9 million as of September 30, 2008 and December 31, 2007, respectively, which are included as liabilities in the accompanying consolidated balance sheets. Minority interest in the net income (loss) of the Company's consolidated subsidiaries was a net expense of $8.4 million and $15.4 million for the three and nine months ended September 30, 2008, respectively (principally related to Pioneer Southwest), and a net expense of $172 thousand and income of $1.0 million for the three and nine months ended September 30, 2007, respectively.

Stock-based compensation. For stock-based compensation awards, compensation expense is being recognized in the Company's financial statements on a straight line basis over the awards' vesting periods based on their fair values on the dates of grant. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the stock price on the date of grant for the fair value of restricted stock awards and (iii) the Monte Carlo simulation method for the fair value of performance unit awards.

For the three and nine months ended September 30, 2008, the Company recorded $8.3 million and $25.5 million of stock-based compensation costs for all plans, respectively, as compared to $8.5 million and $24.8 million for the same respective periods of 2007.

In accordance with GAAP, the Company's issued shares, as reflected in the consolidated balance sheets at September 30, 2008 and December 31, 2007, do not include 1,086,349 and 1,960,475, respectively, of unvested issued and voting shares awarded under stock-based compensation plans.

The following table summarizes all stock-based awards, lapses and forfeitures that occurred during the nine months ended September 30, 2008:

	Restricted	Performance
	Stock Shares	Units

Awards	1,005,975	162,951
Lapsed restrictions	1,177,673	—
Forfeitures	125,994	9,834

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

         As of September 30, 2008, there was approximately $57.3 million of unrecognized compensation expense related to unvested share-based compensation plan awards, primarily related to restricted stock and performance unit awards. This compensation will be recognized over their remaining vesting periods, which on a weighted average basis is approximately 27 months.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of the date that the acquirer achieves control over the business acquired. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of pre-acquisition contractual and certain non-contractual gain and loss contingencies, the recognition of capitalized research and development costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. The provisions of SFAS 141(R) also require that restructuring costs resulting from the business combination that the acquirer expects but is not required to incur and costs incurred to effect the acquisition be recognized separate from the business combination. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Company.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009 and will only impact future disclosures about the Company's derivative instruments and hedging activities.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 will increase the annual interest expense that the Company recognizes on its $500 million 2.875% Senior Convertible Notes from an annual yield of approximately 2.875 percent to an annual yield equivalent to a nonconvertible debt borrowing. The adoption of FSP APB 14-1 will also result in the reclassification of the estimated issuance date fair value of the 2.875% Senior Convertible Notes conversion privilege from long-term debt to shareholders' equity in the Company's consolidated balance sheet. The Company is assessing the equivalent nonconvertible debt borrowing rate and the fair value of the conversion privilege.

In May 2008, the FASB issued SFAS No. 162 "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements presented in conformity with generally accepted accounting principles in the United States ("GAAP"). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission's ("SEC") approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect that the adoption of SFAS 162 will have a significant impact on the Company's financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 ("Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128, "Earnings per Share". FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company's net income per share calculations.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

         The following table reflects the Company's capitalized exploratory well activity during the three and nine months ended September 30, 2008:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(in thousands)

Beginning capitalized exploratory well costs	$202,290	$130,630
Additions to exploratory well costs pending the determination of proved reserves	95,010	270,298
Reclassification due to determination of proved reserves	(74,645)	(175,465)
Exploratory well costs charged to exploration expense (a)	(74,685)	(77,493)

Ending capitalized exploratory well costs	$147,970	$147,970

_____________

(a)

During the three months ended September 30, 2008, the Company determined that its Lay Creek CBM pilot program was not commercial and recorded a $44.2 million associated charge to exploration and abandonments expense.

The following table provides an aging, as of September 30, 2008 and December 31, 2007, of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	September 30,	December 31,
	2008	2007
	(in thousands, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$137,626	$76,237
Greater than one year	10,344	54,393
	$147,970	$130,630
Number of projects with exploratory well costs that have been suspended for a period greater than one year	3	8

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of September 30, 2008:

	Total	2008	2007	2006

United States	$5,394	$706	$1,273	$3,415
Tunisia	4,950	1,020	—	3,930
Total	$10,344	$1,726	$1,273	$7,345

NOTE D.	Disclosures About Fair Value Measurements

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

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

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company's financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2008
	(in thousands)
Assets:
Trading securities	$438	$80	$—	$518
Commodity price derivatives	—	46,733	1,641	48,374
Interest rate derivatives	—	4,232	—	4,232
Deferred compensation plan assets	21,525	—	—	21,525
Total assets	$21,963	$51,045	$1,641	$74,649

Liabilities:
Commodity price derivatives	$—	$159,681	$3,764	$163,445

The following table presents the changes in the fair values of the Company's net commodity price derivative liabilities classified as Level 3 in the fair value hierarchy:

	Three Months	Nine Months
Fair Value Measurements Using Significant	Ended	Ended
Unobservable Inputs (Level 3)	September 30, 2008	September 30, 2008
	(in thousands)

Beginning net liabilities balance	$19,108	$—
Derivative activity:
Net derivative losses included in earnings (a)	(1,455)	(3,669)
Net derivative gains included in other comprehensive income	(15,530)	(428)
Transfers into Level 3	—	6,220
Ending net liabilities balance	$2,123	$2,123

_____________

(a)

The hedge-effective portions of realized gains and losses on commodity price derivatives are included in oil and gas revenues, or in other income or other expense for non-hedge derivatives or ineffective portions of realized gains and losses, in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Trading securities and deferred compensation plan assets. The Company's trading securities represent equity securities that are actively traded on major exchanges and, to a lesser extent, trading securities that are not actively traded on major exchanges. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges plus unallocated contributions as of the measurement date. As of September 30, 2008, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs except inputs for trading securities that are not actively traded on major exchanges, which were provided by broker quotes representing Level 2 inputs.

Interest rate derivatives. The Company's interest rate derivative assets represent swap contracts for $400 million notional amount of debt, whereby the Company pays a fixed rate of interest and the counterparty receives a variable LIBOR-based rate. In accordance with FIN 39, the Company classifies derivative assets and liabilities in accordance with master netting agreements with the derivative counterparties. The Company's derivative assets and liabilities are comprised of assets and liabilities due from derivative counterparties that are net derivative creditors or net derivative debtors of the Company as of September 30, 2008. Net derivative asset transfer values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Company's credit-adjusted risk-free rate curve. The credit-adjusted risk-free rates are based on an independent market-quoted credit default swap rate curve for the Company's or the counterparties' debt plus the United States Treasury Bill yield curve as of September 30, 2008. The net derivative asset values attributable to the Company's interest rate derivative contracts as of September 30, 2008 are based on (i) the contracted notional amounts, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset measurements represent Level 2 inputs in the hierarchy priority.

Commodity price derivatives. The Company's commodity price derivatives represent oil, NGL and gas swap and collar contracts. The Company's commodity price measurements for oil and gas derivative contracts represent Level 2 inputs in the hierarchy priority while NGL derivative contracts represent Level 3 inputs in the hierarchy priority.

Oil derivatives. The Company's oil derivatives are swap and collar contracts for notional Bbls of oil at fixed (in the case of swaps contracts) or interval (in the case of collar contracts) NYMEX West Texas Intermediate ("WTI") oil prices. The asset and liability values attributable to the Company's oil derivatives as of September 30, 2008 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts. The implied rates of volatility inherent in the Company's collar contracts were determined based on implied volatility factors provided by the derivative counterparties, adjusted for estimated volatility skews. The volatility factors are not considered significant to the fair values of the collar contracts since intrinsic and time values are the principal components of the collar values.

NGL derivatives. The Company's NGL derivatives are swap contracts for notional blended Bbls of Mont Belvieu-posted-price NGLs. The asset and liability values attributable to the Company's NGL derivatives as of September 30, 2008 are based on (i) the contracted notional volumes, (ii) independent broker-supplied forward Mont Belvieu-posted-price quotes and (iii) the applicable credit-adjusted risk-free rate yield curve.

Gas derivatives. The Company's gas derivatives are swap contracts for notional MMBtus of gas contracted at various posted price indexes, including NYMEX Henry Hub ("HH") swap contracts coupled with basis swap contracts that convert the HH price index point to other price indexes. The asset and liability values attributable to the Company's gas derivatives as of September 30, 2008 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) averages of forward posted price quotes supplied by independent brokers who are active in buying and selling gas derivatives at the indexes other than HH and (iv) the applicable credit-adjusted risk-free rate yield curve.

The Company corroborated independent broker-supplied forward price quotes by comparing price quote samples to alternate observable market data.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE E.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the U.S. federal, state and local and foreign tax jurisdictions will be utilized prior to their expiration. As of September 30, 2008 and December 31, 2007, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $33.7 million and $24.8 million, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2008, the Company had no unrecognized tax benefits (as defined in FIN 48). In connection with the adoption of FIN 48, the Company established a policy to account for interest charges with respect to income taxes as interest expense and any penalties, with respect to income taxes, as other expense in the consolidated statements of operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2003. As of September 30, 2008, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position.

Pursuant to Accounting Principles Board ("APB") Opinion No. 23 "Accounting for Income Taxes – Special Areas," the Company historically treated the undistributed earnings in South Africa as permanently reinvested and did not provide for a U.S. tax on such earnings. During the second quarter of 2007, the Company made the determination that it no longer had identifiable plans to reinvest these earnings in South Africa and accordingly began recording deferred tax expense. For the three and nine months ended September 30, 2008, the Company recorded $2.3 million and $12.0 million, respectively, of U.S. income taxes for the results of operations of its South African subsidiaries.

Income tax (provisions) benefits. The Company's income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008 (a)	2007	2008	2007
	(in thousands)
Current:
U.S. federal	$(124)	$27,357	$8,784	$80,977
U.S. state and local	967	(487)	(630)	(488)
Foreign	(24,972)	(14,727)	(65,423)	(37,165)
	(24,129)	12,143	(57,269)	43,324
Deferred:
U.S. federal	15,795	(73,059)	(135,675)	(131,757)
U.S. state and local	(1,447)	(5,095)	(4,440)	(7,043)
Foreign	(5,114)	5,063	(30,535)	3,295
	9,234	(73,091)	(170,650)	(135,505)

	$(14,895)	$(60,948)	$(227,919)	$(92,181)

_____________

(a)        The Company's effective tax rate for the three months ended September 30, 2008 is unusually high, primarily as a result of the Company consolidating a U.S. loss with foreign income in high tax jurisdictions.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Discontinued operations. The Company's income tax (provisions) benefits attributable to income from discontinued operations consisted of the following for three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Current:
Foreign	$(135)	$(340)	$(306)	$(5,029)

Deferred:
U.S. federal	65	313	903	253
Foreign	—	1,719	—	3,130
	65	2,032	903	3,383

	$(70)	$1,692	$597	$(1,646)

NOTE F.	Long-term Debt

Lines of credit. During April 2007, the Company entered into an Amended and Restated 5-Year Revolving Credit Agreement (the "Credit Facility") that matures in April 2012, unless extended in accordance with the terms of the Credit Facility. The Credit Facility provides for initial aggregate loan commitments of $1.5 billion, which may be increased to a maximum aggregate amount of $2.0 billion if the lenders increase their loan commitments or if loan commitments of new financial institutions are added. As of September 30, 2008, the Company had $679.0 million of outstanding borrowings under the Credit Facility and $45.8 million of undrawn letters of credit, all of which were commitments under the Credit Facility, leaving the Company with $775.2 million of unused borrowing capacity under the Credit Facility.

Borrowings under the Credit Facility may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $150 million. Revolving loans bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by JPMorgan Chase Bank or the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System during the last preceding business day plus .5 percent or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the "Applicable Margin") that is determined by a reference grid based on the Company's debt rating (currently .75 percent). Swing line loans bear interest at a rate per annum equal to the "ASK" rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. Letters of credit outstanding under the Credit Facility are subject to a per annum fee, representing the Applicable Margin plus .125 percent.

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

In May 2008, Pioneer Southwest entered into a $300 million unsecured revolving credit facility with a syndicate of banks, which matures in May 2013 (the "Pioneer Southwest Credit Facility"). The Pioneer Southwest Credit Facility is available for general partnership purposes, including working capital, capital expenditures and distributions. Borrowings under the Pioneer Southwest Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. Eurodollar rate loans bear interest annually at LIBOR, plus a margin (the "Applicable Rate") (currently 0.875 percent) that is determined by a reference grid based on Pioneer Southwest's consolidated leverage ratio. Base rate committed loans bear interest annually at a base rate equal to the higher of (i) the Federal Funds Rate plus 0.5 percent or (ii) the Bank of America prime rate (the "Base Rate") plus a

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

margin (currently zero percent). Swing line loans bear interest annually at the Base Rate plus the Applicable Rate. As of September 30, 2008, there were no outstanding borrowings under the Pioneer Southwest Credit Facility.

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

The 2.875% Senior Convertible Notes may be convertible under certain circumstances, using a net share settlement process, into a combination of cash and the Company's common stock pursuant to a formula. The initial base conversion price is approximately $72.60 per share (subject to adjustment in certain circumstances), which is equivalent to an initial base conversion rate of 13.7741 common shares per $1,000 principal amount of convertible notes. In general, upon conversion of a note, the holder of such note will receive cash equal to the principal amount of the note and the Company's common stock for the note's conversion value in excess of such principal amount. If at the time of conversion the applicable price of the Company's common stock exceeds the base conversion price, holders will receive up to an additional 8.9532 shares of the Company's common stock per $1,000 principal amount of notes, limited to a maximum of 22.7273 shares per $1,000 principal amount of notes, as determined pursuant to a specified formula.

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

•	Upon notice of redemption by the Company; and
•	During the period beginning October 15, 2037 and ending at the close of business on the business day immediately preceding the Maturity Date.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Interest on the principal amount of the 2.875% Senior Convertible Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning July 15, 2008. Beginning on January 15, 2013, during any six-month period thereafter from January 15 to July 14 and from July 15 to January 14, if the average trading day price of a 2.875% Senior Convertible Note for the five consecutive trading days immediately preceding the first day of the applicable six-month interest period equals or exceeds $1,200, interest on the principal amount of the 2.875% Senior Convertible Notes will be 2.375%, solely for the relevant interest period.

NOTE G.	Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency fluctuations. Generally, the Company does not enter into derivative financial instruments for speculative or trading purposes. The Company may also enter into physical delivery contracts that effectively hedge commodity prices. Because physical delivery contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, physical delivery contracts are not recorded in the financial statements.

Derivative instruments are recorded in the consolidated balance sheets at their estimated fair values. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive loss – deferred hedge losses, net of tax ("AOCI – Hedging"), which are later transferred to earnings when the hedged transaction occurs. Changes in the fair values of derivatives that are not designated as hedges, as well as the ineffective portions of hedge derivatives, are recorded in earnings. The ineffective portions of hedge derivatives are calculated as the differences between the changes in fair value of the derivatives and the estimated changes in cash flows from the item hedged.

Fair value hedges. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts, with the objective of reducing the Company's costs of capital. As of September 30, 2008 and December 31, 2007, the Company was not a party to any fair value hedges.

Cash flow hedges. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. As of September 30, 2008, all of the Company's open commodity hedges are hedges of United States forecasted sales. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

         Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX prices. The following table sets forth the volumes hedged in Bbls under outstanding oil hedge contracts and the weighted average NYMEX prices per Bbl for those contracts as of September 30, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Average

Average daily oil production hedged (a):
2008 – Collar Contracts
Volume (Bbl)				3,000	3,000
Price per Bbl				$65.00-$80.80	$65.00-$80.80

2008 – Swap Contracts
Volume (Bbl)				15,000	15,000
Price per Bbl				$65.46	$65.46

2009 – Collar Contracts
Volume (Bbl)	7,000	7,000	7,000	7,000	7,000
Price per Bbl	$90.00-$159.04	$90.00-$159.04	$90.00-$159.04	$90.00-$159.04	$90.00-$159.04

2009 – Swap Contracts
Volume (Bbl)	8,000	8,000	8,000	8,000	8,000
Price per Bbl	$79.43	$79.43	$79.43	$79.43	$79.43

2010 – Collar Contracts
Volume (Bbl)	5,000	5,000	5,000	5,000	5,000
Price per Bbl	$100.00-$194.70	$100.00-$194.70	$100.00-$194.70	$100.00-$194.70	$100.00-$194.70

2010 – Swap Contracts
Volume (Bbl)	4,000	4,000	4,000	4,000	4,000
Price per Bbl	$85.21	$85.21	$85.21	$85.21	$85.21

2011 – Collar Contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl	$115.00-$170.00	$115.00-$170.00	$115.00-$170.00	$115.00-$170.00	$115.00-$170.00

_____________

(a)

Subsequent to September 30, 2008, the Company reduced its 2009 oil hedge positions by terminating the following oil swap and collar contracts included in the table above: (i) 5,500 Bbls per day of swap contracts with a weighted average fixed price of $70.42 per Bbl; and (ii) 3,000 Bbls per day of collar contracts having a weighted average floor price of $76.67 per Bbl and a weighted average ceiling price of $117.67 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

         The Company reports average oil prices per Bbl including the effects of oil quality adjustments, amortization of volumetric production payment ("VPP") revenue and the net effect of oil hedges. The following table sets forth (i) the Company's oil prices from continuing operations, both reported (including hedge results and amortization of VPP revenue) and realized (excluding hedge results and amortization of VPP revenue), (ii) amortization of VPP revenue to oil revenue from continuing operations and (iii) the net effect of oil price hedges on oil revenue from continuing operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average price reported per Bbl	$81.51	$70.27	$83.01	$61.63
Average price realized per Bbl	$113.00	$73.71	$112.02	$64.33
VPP increase to oil revenue (in millions)	$26.2	$27.5	$78.2	$82.3
Decrease to oil revenue from hedging activity (in millions)	$114.2	$35.5	$313.5	$101.0

Natural gas liquids prices. All material physical sales contracts governing the Company's NGL production have been tied directly or indirectly to Mont Belvieu prices. The following table sets forth the volumes hedged in Bbls under outstanding NGL hedge contracts and the weighted average Mont Belvieu-posted-prices per Bbl for those contracts as of September 30, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Average

Average daily NGL production hedged:
2008 – Swap Contracts
Volume (Bbl)				1,000	1,000
Price per Bbl				$50.74	$50.74

2009 – Swap Contracts
Volume (Bbl)	1,250	1,250	1,250	1,250	1,250
Price per Bbl	$49.02	$49.02	$49.02	$49.02	$49.02

2010 – Swap Contracts
Volume (Bbl)	1,250	1,250	1,250	1,250	1,250
Price per Bbl	$47.41	$47.41	$47.41	$47.41	$47.41

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The Company reports average NGL prices per Bbl including the effects of NGL quality adjustments and the net effect of NGL hedges. The following table sets forth (i) the Company's NGL prices from continuing operations, both reported (including hedge results) and realized (excluding hedge results) and (iii) the net effect of NGL price hedges on NGL revenue from continuing operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average price reported per Bbl	$62.24	$42.48	$57.43	$38.09
Average price realized per Bbl	$63.07	$42.48	$58.11	$38.09
Decrease to NGL revenue from hedging activity (in millions)	$1.5	$—	$3.7	$—

Gas prices. The Company employs a policy of hedging a portion of its gas production based on the index price upon which the gas is actually sold in order to mitigate the basis risk between NYMEX prices and actual index prices, or based on NYMEX prices if NYMEX prices are highly correlated with the index price. The following table sets forth the volumes hedged in MMBtus under outstanding gas hedge contracts and the weighted average index prices per MMBtu for those contracts as of September 30, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Average

Average daily gas production hedged (a):
2008 – Swap Contracts
Volume (MMbtu)				201,739	201,739
Price per MMBtu				$7.45	$7.45

2009 – Swap Contracts
Volume (MMbtu)	65,000	5,000	5,000	5,000	19,795
Price per MMBtu	$8.64	$8.04	$8.04	$8.04	$8.53

2010 – Swap Contracts
Volume (MMbtu)	5,000	5,000	5,000	5,000	5,000
Price per MMBtu	$7.73	$7.73	$7.73	$7.73	$7.73

_____________

(a)

Subsequent to September 30, 2008, the Company reduced its fourth quarter 2008 gas hedge positions by terminating the following swap contracts included in the table above: (i) 15,000 MMBtu per day of November and December 2008 production at a weighted average price of $8.24 per MMBtu and (ii) 35,000 MMBtu per day of December 2008 production at a weighted average price of $7.17. The Company also reduced its 2009 gas hedge positions by terminating swap contracts for 30,000 MMBtu per day of first quarter 2009 production at a weighted average price of $9.49 per MMBtu.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The Company reports average gas prices per Mcf including the effects of Btu content, gas processing, shrinkage adjustments, amortization of VPP revenue and the net effect of gas hedges. The following table sets forth (i) the Company's gas prices from continuing operations, both reported (including hedge results and amortization of VPP revenue) and realized (excluding hedge results and amortization of VPP revenue), (ii) amortization of VPP revenue to gas revenue from continuing operations and (iii) the net effect of gas price hedges on gas revenue from continuing operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Average price reported per Mcf	$7.99	$7.11	$8.15	$7.27
Average price realized per Mcf	$8.42	$5.47	$8.45	$6.05
VPP increase to gas revenue (in millions)	$13.6	$18.0	$40.5	$53.6
Increase (decrease) to gas revenue from hedging activity (in millions) (a)	$(28.4)	$32.7	$(71.1)	$49.9

_____________

(a)	Excludes hedge gains of $6.3 million and $16.4 million attributable to discontinued operations for the three and nine months ended September 30, 2007, respectively.

Interest rates. During January 2008, the Company entered into interest rate swap contracts and designated the contracts as cash flow hedges of the forecasted interest rate risk associated with a portion of the Company's Credit Facility indebtedness. The interest rate swap contracts are variable-for-fixed-rate swaps on $400 million notional amount of debt at a weighted average fixed annual rate of 2.87 percent, excluding any applicable margins. The interest rate swaps had an effective start date of February 2008, with $200 million terminating during February 2010 and $200 million during February 2011. The Company did not record any ineffectiveness in connection with the interest rate swap contracts.

Hedge ineffectiveness. During the three and nine months ended September 30, 2008, the Company recorded net ineffectiveness charges of $5.0 million and $4.6 million, as compared to net ineffectiveness charges of $1.0 million and $1.9 million for the three and nine months ended September 30, 2007. Hedge ineffectiveness represents the ineffective portions of changes in the fair values of the Company's cash flow hedging instruments.  The primary causes of hedge ineffectiveness are changes in forecasted hedged sales volumes and commodity price correlations.

AOCI - Hedging. As of September 30, 2008 and December 31, 2007, AOCI - Hedging represented net deferred losses of $90.4 million and $228.3 million, respectively. The AOCI - Hedging balance as of September 30, 2008 was comprised of $56.6 million of net deferred losses on the effective portions of open cash flow hedges, $84.2 million of net deferred losses on terminated cash flow hedges (including $2.9 million of net deferred losses on terminated cash flow interest rate hedges) and $50.4 million of associated net deferred tax benefits. The decrease in net deferred hedge losses comprising AOCI - Hedging during the nine months ended September 30, 2008 was primarily attributable to decreases in future oil, NGL and gas prices relative to the commodity prices stipulated in the hedge contracts and the reclassification of net deferred hedge losses to net income as derivatives matured. Decreases in forward interest rate yield curves also reduced the fair value of the Company's interest rate swap contracts. The net deferred gains and losses associated with open cash flow hedges remain subject to market price fluctuations until the positions are either settled under the terms of the hedge contracts or terminated prior to settlement. The net deferred losses on terminated cash flow hedges are fixed.

During the twelve months ending September 30, 2009, based on current estimates of future commodity prices and interest rates, the Company expects to reclassify approximately $53.9 million of net deferred losses associated with open commodity and interest rate hedges and $48.7 million of net deferred losses on terminated commodity hedges from AOCI - Hedging to oil and gas revenues and interest expense. The Company also expects to reclassify approximately $37.9 million of net deferred income tax benefits associated with commodity and interest rate hedges during the twelve months ending September 30, 2009 from AOCI - Hedging to income tax benefit or as a reduction to the income tax provision.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Terminated commodity hedges. At times, the Company terminates open commodity hedge positions when the underlying commodity prices reach a point that the Company believes will approximate the low price of the commodity prior to the scheduled settlement of the open commodity hedge position. These terminations allow the Company to maximize gains or minimize losses associated with the open hedge positions. At the time of termination of the hedges, the amounts are recorded in AOCI – Hedging and amortized to earnings over the periods during which the hedged production was scheduled to occur.

The following table sets forth, as of September 30, 2008, the scheduled amortization of net deferred losses on terminated commodity hedges that will be recognized as decreases to the Company's future oil and gas revenues:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(in thousands)

2008 net deferred hedge losses				$30,076	$30,076
2009 net deferred hedge losses	$7,488	$5,413	$5,432	$5,990	$24,323
2010 net deferred hedge losses	$5,101	$5,069	$5,042	$4,978	$20,190
2011 net deferred hedge losses	$873	$889	$903	$906	$3,571
2012 net deferred hedge losses	$810	$791	$784	$772	$3,157

NOTE H.	Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company does not provide for a market risk premium associated with asset retirement obligations because a reliable estimate cannot be determined. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Beginning asset retirement obligations	$185,911	$261,254	$208,184	$225,913
Liabilities assumed in acquisitions	756	—	777	19
New wells placed on production and changes in estimates (a)	1,592	3,123	(6,200)	74,471
Liabilities reclassed to discontinued operations held for sale	—	(30,784)	—	(30,784)
Liabilities settled	(31,774)	(29,435)	(50,578)	(71,992)
Accretion of discount on continuing operations	2,180	1,702	6,482	5,025
Accretion of discount on discontinued operations	—	516	—	1,396
Currency translation	—	2,101	—	4,429

Ending asset retirement obligations	$158,665	$208,477	$158,665	$208,477

_____________

(a)

During the nine month period ended September 30, 2008, the Company recorded $9.0 million in decreases to the abandonment estimates and associated insurance recovery estimates for the East Cameron facility that was destroyed by Hurricane Rita in 2005. During the nine months ended September 30, 2007, the Company recorded a $66.0 million increase to the abandonment estimates for the East Cameron facility, which is reflected in hurricane activity, net in the consolidated statement of operations for the period then ended, net of approximately $5.3 million of insurance proceeds recoveries. For additional information, see Note P.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. As of September 30, 2008 and December 31, 2007, the current portion of the Company's asset retirement obligations amounted to $29.0 million and $86.9 million, respectively.

NOTE I.	Postretirement Benefit Obligations

As of September 30, 2008 and December 31, 2007, the Company had recorded $9.9 million and $10.5 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities, respectively, in the consolidated balance sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of September 30, 2008 or December 31, 2007. Other than participants in the Company's retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Beginning accumulated postretirement benefit obligations	$10,341	$20,530	$10,494	$19,837
Net benefit payments	(599)	(192)	(1,162)	(592)
Service costs	47	259	142	777
Accretion of interest	158	288	473	863

Ending accumulated postretirement benefit obligations	$9,947	$20,885	$9,947	$20,885

NOTE J.	Commitments and Contingencies

Legal actions. The Company is party to the legal actions that are described below. The Company is also party to other proceedings and claims incidental to its business. While many of the other proceedings and claims involve inherent uncertainty, the Company believes that the amount of the liabilities, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company will continue to evaluate its legal actions on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

MOSH Holding. On April 11, 2005, the Company and its principal United States subsidiary, Pioneer Natural Resources USA, Inc., were named as defendants in MOSH Holding, L.P. v Pioneer Natural Resources Company; Pioneer Natural Resources USA, Inc.; Woodside Energy (USA) Inc.; and JPMorgan Chase Bank, N.A., ("JP Morgan") as Trustee of the Mesa Offshore Trust (the "Trust"), which is before the Judicial District Court of Harris County, Texas (334th Judicial District). Subsequently, Dagger-Spine Hedgehog Corporation ("Dagger-Spine") and a group of approximately fifty other unitholders ("Unitholder Group") each filed a Petition in Intervention in the lawsuit to assert the same claims against the defendants. The Unitholder Group was recently voluntarily non-suited leaving only Dagger-Spine and MOSH Holding, L.P. as Plaintiffs/Interveners in this lawsuit (collectively MOSH Holding L.P. and Dagger-Spine are referred to as "Plaintiffs"). Plaintiffs are unit holders in the Trust, which was created in 1982 as a partner in the general partnership that holds an overriding royalty interest in certain oil and gas leases offshore Louisiana and Texas (the "Partnership"). The Company owns the managing general partner interest in the Partnership. Plaintiffs allege that the Company, together with Woodside Energy (USA) Inc. ("Woodside"), concealed the value of the royalty interest and worked to terminate the Mesa Offshore Trust ("MOT") prematurely and to capture for itself and Woodside profits that belong to MOT. Plaintiffs also allege breaches of fiduciary duty, misapplication of trust property, common law fraud, gross negligence, and breach of the conveyance agreement for

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

the overriding royalty interest. Plaintiffs also allege that the Company did not act as a prudent operator regarding certain activities undertaken with respect to a producing well and that the Company should have undertaken to drill additional wells for the benefit of the Partnership. The relief sought by the Plaintiffs includes monetary and punitive damages and certain equitable relief, including an accounting of expenses, a setting aside of the farmout between the Company and Woodside, and a temporary and permanent injunction.

In July 2007, the Company filed a motion for summary judgment challenging Plaintiffs' standing to prosecute the case and seeking dismissal. The Company also filed a motion for summary judgment challenging the substantive merits of Plaintiffs' claims and seeking dismissal.

In July 2008, the trial court denied the Company's two summary judgment motions. The Company subsequently filed an application for a writ of mandamus as well as request for a stay of the trial proceedings with the court of appeals seeking a reversal of the trial court's refusal to dismiss the lawsuit based upon Plaintiffs' lack of standing. That application and stay motion were denied by the court of appeals, and the Company appealed both denials to the Texas Supreme Court, where the appeal is currently pending. Trial on the merits of the lawsuit is scheduled for March 30, 2009, although it is unclear what effect, if any, the mandamus application may have on the trial schedule.

On October 10, 2008, the Company unconditionally offered without compensation its complete interest, including its working interest, in the Brazos Block A-39 tract to Plaintiffs and to the Trustee (on behalf of all the unit holders). To date, Plaintiffs and the Trustee have neither accepted nor rejected the Company's tender.

The Company believes the claims made by the Plaintiffs in the MOSH Holding lawsuit are without merit and intends to defend the lawsuit vigorously. The Company cannot predict whether the outcome of this proceeding will be adverse to the Company and if so, whether such an outcome will materially impact the Company's liquidity, financial position or future results of operations.

Equatorial Guinea Block H Arbitration. On June 14, 2007, a subsidiary of the Company ("Pioneer EG") commenced arbitration in London, England against Roc Oil (Equatorial Guinea) Company ("ROC EG"), Atlas Petroleum International Limited ("Atlas") and Osborne Resources Limited ("Osborne") to determine the parties' respective rights and obligations under a joint operating agreement relating to well operations in Block H in deepwater Equatorial Guinea. ROC EG, Atlas and Osborne in turn, brought counterclaims against Pioneer EG in respect to alleged breaches of the farm-in agreements relating to Block H. On September 4, 2008, the parties entered into a settlement agreement whereby Pioneer EG will pay the Block H parties the aggregate amount of $5.5 million, transfer all of Pioneer EG's interest in Block H to the other parties and assign to ROC EG Pioneer's option to a slot on a deepwater drill ship. The settlement is conditioned upon the Government of Equatorial Guinea's consent to the transfer of Pioneer EG's interest in Block H to the other parties and the novation of the optional drill slot under the operative drill ship agreements to ROC EG.

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

SemGroup accounts receivable. The Company is a creditor in the bankruptcy of SemGroup, L.P. and certain of its subsidiaries (collectively, "SemGroup"), which filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2008. SemGroup purchased condensate from the Company and, at the time of the bankruptcy filings, was indebted to the Company for approximately $29.6 million, of which approximately $17.1 million was outstanding at June 30, 2008 and approximately $12.5 million represented amounts owing to the Company for purchased condensate from July 1 through the date of the bankruptcy filings. Subsequent to the bankruptcy filings, SemGroup continued to purchase condensate from the Company until the end of July 2008, at which time the Company suspended condensate sales to SemGroup. During August 2008, SemGroup paid the Company approximately $5.3 million, representing amounts due for post-petition purchases. As of September 30,

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

2008, the Company had approximately $29.6 million of delinquent receivables from SemGroup, representing pre-petition claims.

The Company believes that it is probable that the collection of the pre-petition claims will not occur for a protracted period of time and that some of its claims may be uncollectible. Consequently, the Company recorded a bad debt expense of approximately $19.6 million during the three months ended September 30, 2008, which reduced the carrying value of the claims to approximately $10.0 million.

SemGroup's reorganization effort is still in its early stages and determination of the exact amount of uncollectible claims is not presently determinable. It is reasonably possible that the Company will not collect the claims or that collected amounts will be less than $10.0 million. If those circumstances occur, the Company would recognize additional bad debt expense to further reduce the carrying value of its claims. The Company believes that any losses relating to its failure to collect its SemGroup claims would not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

The condensate supplied to SemGroup was produced from Pioneer's West Panhandle gas field and processed at Pioneer's Fain plant in the Texas Panhandle. During August 2008, the Company began selling its condensate to alternate purchasers. The Company has not experienced any disruption in its West Panhandle operations and sales as a result of these actions.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Weighted average common shares outstanding (a):
Basic	118,110	120,323	118,136	121,020
Dilutive common stock options (b)(c)	—	408	312	453
Restricted stock awards (c)	—	1,074	728	992
Contingently issuable - performance units (c)(d)	—	—	120	31
Convertible notes dilution (e)	—	—	197	—
Diluted	118,110	121,805	119,493	122,496

_____________

(a)

In 2007, the Company's board of directors ("Board") approved a $750 million share repurchase program of which $467.3 million remained available for purchase as of September 30, 2008. During the three and nine month periods of 2008, the Company purchased $57.1 million and $69.9 million of common stock pursuant to the program.

(b)

Common stock options to purchase 1,984 shares were outstanding but not included in the computation of diluted income per share from continuing operations for the nine months ended September 30, 2007 because the exercise prices of the options were greater than the average market price of the common shares and inclusion would be anti-dilutive to the computation.

(c)

Due to the loss from continuing operations during the three months ended September 30, 2008, the potential dilutive effects of stock options, restricted stock awards and contingently issuable – performance units would be anti-dilutive.

(d)

During the nine month periods ended September 30, 2008 and 2007, the Company awarded 162,951 and 145,820 performance unit awards, respectively. Associated therewith, awards for 295,443 units and 143,959 units remained outstanding (net of forfeitures and lapses) as of September 30, 2008 and 2007, respectively.

(e)

During January 2008, the Company issued $500 million of 2.875% Senior Convertible Notes. Weighted average common shares outstanding have been increased to reflect the dilutive effect that would have resulted if the 2.875% Senior Convertible Notes had qualified for and been converted during the nine months ended September 30, 2008.

NOTE L.	Geographic Operating Segment Information

The Company's only operations are oil and gas exploration and producing activities; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable operations in the United States, South Africa and Tunisia.

As previously referred to in Note B, during 2007, the Company sold its Canadian assets having a carrying value of $424.4 million. The results of operations for those properties have been reclassified to discontinued operations in accordance with SFAS 144 and are excluded from the geographic operating segment information provided below. See Note R for information regarding the Company's discontinued operations.

The following tables provide the Company's geographic operating segment data for the three and nine months ended September 30, 2008 and 2007. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis and operations in Equatorial Guinea and Nigeria, where the Company concluded exploration activities during 2007.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)
Three Months Ended September 30, 2008:
Revenues and other income:
Oil and gas	$511,393	$33,418	$67,389	$—	$612,200
Interest and other	—	—	—	3,389	3,389
Gain on disposition of assets, net	—	—	—	190	190
	511,393	33,418	67,389	3,579	615,779
Costs and expenses:
Oil and gas production	140,536	10,389	4,836	—	155,761
Depletion, depreciation and amortization	112,287	4,109	3,739	7,332	127,467
Impairment of oil and gas properties	89,753	—	—	—	89,753
Exploration and abandonments	101,268	—	8,074	1,733	111,075
General and administrative	—	—	—	31,617	31,617
Accretion of discount on asset retirement obligations	—	—	—	2,180	2,180
Interest	—	—	—	37,689	37,689
Hurricane activity, net	—	—	—	541	541
Minority interest	—	—	—	8,422	8,422
Other	—	—	—	38,926	38,926
	443,844	14,498	16,649	128,440	603,431
Income (loss) from continuing operations before income taxes	67,549	18,920	50,740	(124,861)	12,348
Income tax benefit (provision)	(24,993)	(5,487)	(29,268)	44,853	(14,895)
Income (loss) from continuing operations	$42,556	$13,433	$21,472	$(80,008)	$(2,547)

Three Months Ended September 30, 2007:
Revenues and other income:
Oil and gas	$411,349	$17,330	$30,219	$—	$458,898
Interest and other	—	—	—	30,665	30,665
Gain (loss) on disposition of assets, net	—	—	—	558	558
	411,349	17,330	30,219	31,223	490,121
Costs and expenses:
Oil and gas production	105,176	6,252	2,126	—	113,554
Depletion, depreciation and amortization	102,463	1,386	2,662	7,368	113,879
Impairment of oil and gas properties	—	—	—	(2,582)	(2,582)
Exploration and abandonments	31,801	37	1,120	1,540	34,498
General and administrative	—	—	—	32,330	32,330
Accretion of discount on asset retirement obligations	—	—	—	1,702	1,702
Interest	—	—	—	35,476	35,476
Hurricane activity, net	—	—	—	110	110
Minority interest	—	—	—	172	172
Other	—	—	—	7,015	7,015
	239,440	7,675	5,908	83,131	336,154
Income (loss) from continuing operations before income taxes	171,909	9,655	24,311	(51,908)	153,967
Income tax benefit (provision)	(63,606)	(2,800)	(14,662)	20,120	(60,948)
Income (loss) from continuing operations	$108,303	$6,855	$9,649	$(31,788)	$93,019

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)
Nine Months Ended September 30, 2008:
Revenues and other income:
Oil and gas	$1,542,996	$100,983	$180,006	$—	$1,823,985
Interest and other	—	—	—	36,892	36,892
Gain on disposition of assets, net	—	—	—	4,768	4,768
	1,542,996	100,983	180,006	41,660	1,865,645
Costs and expenses:
Oil and gas production	390,101	28,738	14,097	—	432,936
Depletion, depreciation and amortization	307,629	13,152	9,116	21,876	351,773
Impairment of oil and gas properties	89,753	—	—	—	89,753
Exploration and abandonments	151,375	52	21,075	7,339	179,841
General and administrative	—	—	—	103,646	103,646
Accretion of discount on asset retirement obligations	—	—	—	6,482	6,482
Interest	—	—	—	113,423	113,423
Hurricane activity, net	—	—	—	2,400	2,400
Minority interest	—	—	—	15,388	15,388
Other	—	—	—	58,799	58,799
	938,858	41,942	44,288	329,353	1,354,441
Income (loss) from continuing operations before income taxes	604,138	59,041	135,718	(287,693)	511,204
Income tax benefit (provision)	(223,531)	(17,122)	(80,517)	93,251	(227,919)
Income (loss) from continuing operations	$380,607	$41,919	$55,201	$(194,442)	$283,285

Nine Months Ended September 30, 2007:
Revenues and other income:
Oil and gas	$1,102,795	$50,064	$79,413	$—	$1,232,272
Interest and other	—	—	—	68,273	68,273
Gain (loss) on disposition of assets, net	904	—	—	(1,764)	(860)
	1,103,699	50,064	79,413	66,509	1,299,685
Costs and expenses:
Oil and gas production	284,370	17,564	6,446	—	308,380
Depletion, depreciation and amortization	249,023	3,961	6,726	21,217	280,927
Impairment of oil and gas properties	5,687	—	—	9,622	15,309
Exploration and abandonments	129,183	128	9,304	31,528	170,143
General and administrative	—	—	—	94,304	94,304
Accretion of discount on asset retirement obligations	—	—	—	5,025	5,025
Interest	—	—	—	94,432	94,432
Hurricane activity, net	—	—	—	60,658	60,658
Minority interest	—	—	—	(1,020)	(1,020)
Other	—	—	—	21,720	21,720
	668,263	21,653	22,476	337,486	1,049,878
Income (loss) from continuing operations before income taxes	435,436	28,411	56,937	(270,977)	249,807

Income tax benefit (provision)	(161,111)	(8,239)	(35,011)	112,180	(92,181)
Income (loss) from continuing operations	$274,325	$20,172	$21,926	$(158,797)	$157,626

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

	September 30, 2008	December 31, 2007
Segment Assets:	(in thousands)

United States	$8,310,231	$7,932,366
South Africa	282,180	294,491
Tunisia	318,339	216,221
Headquarters	155,831	173,903
Total consolidated assets	$9,066,581	$8,616,981

NOTE M.	Impairment of Oil and Gas Properties

United States. During the first nine months of 2008, events and circumstances indicated that (a) approximately $24.5 million of net assets in the Company's Mississippi area and (b) approximately $130.0 million of net assets in the Company's Uinta/Piceance area may have been partially impaired. The events and circumstances indicating a potential impairment in these areas are primarily related to downward adjustments to proved reserves associated with declines in commodity prices and well performance. The Company's estimate, as of September 30, 2008, of undiscounted future cash flows attributed to the Mississippi assets indicated that their carrying amounts were expected to be recovered. However, the Company's estimate, as of September 30, 2008, of the undiscounted future cash flows attributable to the Uinta/Piceance area assets indicated that their carrying amounts were not expected to be recovered. Consequently, the Company recorded an $89.8 million noncash charge during the three months ended September 30, 2008 to reduce the Uinta/Piceance area assets' carrying amounts to their estimated fair value, represented by the estimated discounted future cash flows attributable to the assets.

The Company's primary assumptions of the estimated future cash flows are based on (a) proved reserves and appropriate risk-adjusted probable and possible reserves and (b) management's commodity price outlook. It is reasonably possible that the Company's estimate of undiscounted future cash flows attributable to the Mississippi assets or other assets may change in the future resulting in the need to impair such assets' carrying amount. The primary factors that may affect future cash flows are (a) additional reserve adjustments, both positive and negative, (b) results of future drilling activities, (c) changes in management's outlook on commodity prices and (d) increases or decreases in production and capital costs associated with these assets.

During the nine months ended September 30, 2007, the Company recorded a $5.7 million impairment provision to reduce the carrying values of certain proved oil and gas properties located in the Company's onshore Gulf Coast area. The impairment provision was determined in accordance with SFAS 144, and reduced the carrying values of the assets to their estimated fair value.

Nigeria. In June 2007, the Company entered into an agreement to divest its interest in a subsidiary (owned 59 percent by the Company) that held the interest in the deepwater Nigerian Block 320. The agreement was subject to governmental approval. The governmental approval was not obtained by the deadline and as a result, Pioneer terminated the agreement. Also, as a result of due diligence efforts that emerged as part of the Company's compliance efforts, and with assistance from outside counsel, the Company determined that it could not, consistent with its legal obligations, fund or approve future operations in connection with Block 320. As a result, during the third quarter of 2007, the Company engaged in a process to withdraw from the production sharing contract relating to Block 320 and related agreements. As a part of this process, the Company transferred the shares in its Nigeria subsidiary to an unaffiliated third party. During the nine months ended September 30, 2007, the Company recorded a $9.6 million impairment charge related to the exit from Nigeria, including a $2.6 million decrease to the impairment charge during the three months ended September 30, 2007.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE N.       Volumetric Production Payments

During 2005, the Company sold 27.8 MMBOE of proved reserves by means of three VPP agreements for net proceeds of $892.6 million, including the assignment of the Company's obligations under certain derivative hedge agreements. Proceeds from the VPPs were used to reduce outstanding indebtedness. The first VPP sold 58 Bcf of gas volumes over an expected five-year term that began in February 2005. The second VPP sold 10.8 MMBbls of oil volumes over an expected seven-year term that began in January 2006. The third VPP sold 6.0 Bcf of gas volumes over an expected 32-month term from May 2005 through December 2007, and 6.2 MMBbls of oil volumes over an expected five-year term that began in January 2006.

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

The following table provides information about the deferred revenue carrying values of the Company's VPPs:

	Gas	Oil	Total
	(in thousands)

Deferred revenue at December 31, 2007	$103,513	$379,767	$483,280
Less: 2008 amortization	(40,484)	(78,160)	(118,644)
Deferred revenue at September 30, 2008	$63,029	$301,607	$364,636

The above deferred revenue amounts will be recognized in oil and gas revenues in the consolidated statements of operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2008	$39,494
2009	147,906
2010	90,216
2011	44,950
2012	42,070
$364,636

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE O.         Interest and Other Income

The following table provides the components of the Company's interest and other income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$—	$28,329	$17,770	$53,329
Change in asset retirement estimate	—	—	4,391	—
Foreign currency remeasurement and exchange gains (b)	1,508	(487)	4,033	283
Legal settlements	—	—	2,495	—
Non-hedge derivative gains	470	—	2,062	—
Other income	562	508	1,795	1,560
Deferred compensation plan income	96	144	1,642	1,026
Interest income	445	422	1,305	1,806
Credit card rebate	308	—	862	—
California emission credits	—	—	535	—
Other tax refunds	—	—	2	3,704
Royalty obligation accrual adjustment	—	—	—	4,816
Gain on trading securities	—	1,749	—	1,749
Total interest and other income	$3,389	$30,665	$36,892	$68,273

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

The $176 million estimate to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower as there are many uncertainties when working offshore and underwater with damaged equipment and wellbores. The Company currently believes costs could range from $176 million to $200 million. Currently, no better estimate within the range can be determined. Thus the Company has recorded the estimated provision of $176 million, of which approximately $149.6 million has been expended through September 30, 2008.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

NOTE Q.	Other Expense

The following table provides the components of the Company's other expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)

Bad debt expense (a)	$19,991	$1,806	$23,218	$2,530
Idle drilling equipment costs	5,079	1,329	19,657	4,258
Contingency settlements and costs, net (see Note J)	8,123	2,096	4,342	8,715
Derivative hedge ineffectiveness (see Note G)	4,962	1,049	4,646	1,910
Rig impairment	—	—	3,382	—
Other charges	1,346	467	2,152	1,355
Well servicing operations	(319)	447	1,320	2,901
Foreign currency exchange (gains) losses	(256)	(179)	82	51
Total interest and other expense	$38,926	$7,015	$58,799	$21,720

_____________

(a)	Includes bad debt expense of $19.6 million related to the Company's SemGroup claims. See Note J for additional information.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE R.      Discontinued Operations

In April 2006 and November 2007, the Company completed the sale of its Argentine assets and Canadian subsidiaries, respectively. Pursuant to SFAS 144, the Company has reflected the results of operations of these transactions as discontinued operations, rather than as a component of continuing operations. The following table represents the components of the Company's discontinued operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)
Revenues and other income:
Oil and gas	$—	$34,730	$—	$111,616
Interest and other	146	(1,039)	2,135	698
Loss on disposition of assets (a)	—	(808)	(6)	(1,096)
	146	32,883	2,129	111,218
Costs and expenses:
Oil and gas production	—	14,121	—	44,228
Depletion, depreciation and amortization (a)	—	5,433	—	34,502
Exploration and abandonments (a)	—	1,680	—	12,196
General and administrative	231	2,027	534	5,860
Accretion of discount on asset retirement obligations (a)	—	516	—	1,396
Interest	—	53	—	94
Other	336	1,837	(53)	922
	567	25,667	481	99,198
Income (loss) from discontinued operations before income taxes	(421)	7,216	1,648	12,020
Income tax benefit (provision):
Current	(135)	(340)	(306)	(5,029)
Deferred (a)	65	2,032	903	3,383
Income (loss) from discontinued operations	$(491)	$8,908	$2,245	$10,374

____________

(a)	Represents the significant noncash components of discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the third quarter of 2008 included the following highlights:

•

Oil and gas sales of $612.2 million, as compared to $458.9 million for the third quarter of 2007. The increase in oil and gas sales was due to higher commodity prices and an 11 percent increase in production volumes, despite losing approximately 3,000 BOE per day during the quarter due to shut-in and curtailed production related to Hurricanes Gustav and Ike.

•

Net loss of $3.0 million ($0.03 per diluted share), as compared to net income of $101.9 million ($.84 per diluted share) for the third quarter of 2007. The decrease in net income was primarily due to the following charges recorded during the third quarter of 2008: (i) $89.8 million pretax ($56.5 million after tax) of impairment charges to reduce the Company's carrying value of its Uinta/Piceance assets due to lower gas prices, (ii) $60.5 million pretax ($38.1 million after tax) of exploration and abandonments expense attributable to the Company's unsuccessful commercialization efforts of its Lay Creek CBM project and Delaware Basin shale project, (iii) $19.6 million pretax ($12.3 million after tax) of bad debt expense associated with SemGroup bankruptcy claims and (iv) $8.0 million pretax ($5.0 million after tax) of exit charges related to Equatorial Guinea.

•

Net cash provided by operating activities of $302.8 million, as compared to $190.6 million in the comparable quarter of 2007. The increase in net cash provided by operating activities was primarily due to increased oil and gas sales, partially offset by increases in production costs.

•	The purchase of 1.3 million shares of the Company's common stock at an aggregate cost of $69.9 million under the Company's share repurchase program.

Recent Events

Financial markets. During the third quarter of 2008, worldwide financial markets experienced significant turmoil as concerns regarding a worldwide economic slowdown increased and the availability of liquidity provided by the financial markets declined. These concerns have continued into the fourth quarter of 2008. In response to these circumstances, governments worldwide have taken steps to enhance confidence in and support for the financial markets. The success of the steps taken and the duration of the uncertainty in financial markets cannot be predicted. The Company is closely monitoring the economic environment, but does not expect the current market conditions to significantly impact its liquidity, financial position or future results of operations.

As of September 30, 2008, the Company had $66.8 million of cash and equivalents and $2.8 billion in outstanding long-term debt, with $775.2 million of liquidity under its senior unsecured credit facility that matures in 2012. As of September 30, 2008, the Company was also a party to derivative financial instruments, of which approximately $50.4 million represent assets. Accordingly, management is closely monitoring the credit standings of its counterparties, including its banks, purchasers and derivative counterparties.

Commodity prices. The reduced liquidity provided by the worldwide financial markets and other factors have resulted in an economic slowdown in the United States and other industrialized countries. Concerns that this slowdown will impact energy demand have contributed to a significant drop in commodity prices from their highs earlier in 2008. The price of gas, and gas price differentials in the areas the Company produces gas relative to NYMEX quoted prices, have been negatively impacted by increasing supplies resulting from the rise in domestic unconventional production. The duration and magnitude of the commodity price declines cannot be predicted.

Low price environment initiatives. As a result of the significant drop in commodity prices, the Company has started implementing initiatives to reduce capital spending and preserve financial flexibility. Specifically, the Company is implementing a plan for a near-term $60 per Bbl of oil and $6 per Mcf of gas environment. This plan includes minimizing drilling activities until margins improve as a result of (i) commodity prices increasing, (ii) gas price differentials in the areas where the Company produces gas narrowing relative to NYMEX quoted prices and/or (iii) well cost reductions. As a result, the Company is reducing its rig activity by approximately 60 percent and is pursuing reductions in well costs to align costs with the lower commodity price environment that currently exists. Rigs are being terminated or stacked in the Spraberry, Raton, Edwards Trend, Barnett Shale and Mid-Continent

PIONEER NATURAL RESOURCES COMPANY

areas. The Company is also reducing the number of well service units running in the Spraberry field from 42 to 30, 15 of which are lower-cost well service units that are owned by Pioneer.

In 2009, the Company expects to reduce the capital budget by 30 percent to 60 percent compared to 2008. Even with a significantly reduced capital budget in 2009, Pioneer expects 5 percent to 10 percent production growth. The low end of the production growth estimate reflects a $60 per Bbl/$6 per Mcf environment, while the high end of the range reflects early November strip prices.

Hurricanes Gustav and Ike. During the first two weeks of September 2008, Hurricanes Gustav and Ike struck the Louisiana and Texas gulf coasts. The following areas of Texas and Louisiana were adversely impacted:

Spraberry. The Company's Spraberry facilities in West Texas were not directly impacted by either hurricane. This field produces oil and associated liquid-rich gas. The gas includes natural gas liquids ("NGLs") which are separated at various Permian Basin plants. These NGLs are then transported to a third-party facility in Mont Belvieu, Texas for fractionation. This facility sustained power interruptions and physical damage from Hurricane Ike, disrupting its ability to receive the Company’s NGLs. As a result, a portion of the Company's Spraberry and other Permian Basin area production has been shut-in or curtailed since early September while repairs and maintenance to the facility are being completed. The Company expects to be able to restore full production by mid-November.

Fort Worth Barnett Shale. The Company's Barnett Shale facilities were not directly impacted by the recent hurricanes. However, as in the Spraberry field, the Company's Barnett Shale gas includes NGLs that are processed at the Mont Belvieu fractionation facilities. However, the Company only experienced a temporary shut-in of its Barnett Shale production, and production was fully resumed by the end of September.

South Texas Edwards Trend. No significant hurricane damage occurred at the Company's facilities in the Edwards Trend area of South Texas. However, power interruptions to third-party pipelines which transport gas production from the field resulted in the temporary curtailment of portions of the Company's total Edwards Trend net production.

Gulf of Mexico Shelf. The Company's shallow-water offshore platforms did not experience any significant damage as a result of the hurricanes. However, production of approximately 1,800 BOEPD has been shut-in since August 31 due to the significant damage that has been incurred by the third-party pipeline facilities utilized to transport production to shore. The pipeline facilities have been repaired and production is expected to be restored by mid-November.

SemGroup receivables.The Company is a creditor in the bankruptcy of SemGroup, which filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in July 2008. SemGroup purchased condensate from the Company and, at the time of the bankruptcy filings, was indebted to the Company for approximately $29.6 million, of which approximately $17.1 million was outstanding at June 30, 2008 and approximately $12.5 million represented amounts owing to the Company for purchased condensate from July 1 through the date of the bankruptcy filings. Subsequent to the bankruptcy filings, SemGroup continued to purchase condensate from the Company until the end of July 2008, at which time the Company suspended condensate sales to SemGroup. During August 2008, SemGroup paid the Company approximately $5.3 million, representing amounts due for post-petition purchases. As of September 30, 2008, the Company had approximately $29.6 million of delinquent receivables from SemGroup, representing pre-petition claims.

The Company believes that it is probable that the collection of the pre-petition claims will not occur for a protracted period of time and that some of its claims may be uncollectible. Consequently, the Company recorded a bad debt expense of approximately $19.6 million during the three months ended September 30, 2008, which reduced the carrying value of the claims to approximately $10.0 million.

SemGroup's reorganization effort is still in its early stages and determination of the exact amount of uncollectible claims is not presently determinable. It is reasonably possible that the Company will not collect the claims or that collected amounts will be less than $10.0 million. If those circumstances occur, the Company would recognize additional bad debt expense to further reduce the carrying value of its claims. The Company believes that any losses relating to its failure to collect its SemGroup claims would not have a material adverse effect on the

PIONEER NATURAL RESOURCES COMPANY

Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. See Notes J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's SemGroup bankruptcy claims.

Fourth Quarter 2008 Outlook

Based on current estimates, the Company expects that fourth quarter 2008 production will average 114,000 to 119,000 BOEPD. Production growth during the fourth quarter of 2008 will be driven primarily by increasing production in the Spraberry field, Edwards Trend and Tunisia, plus a full quarter of production from the Company's, Alaska Oooguruk project and increased production as a result of the start-up of the most productive well in the South Coast Gas project in South Africa. Fourth quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $14.00 to $15.00 per BOE based on early November NYMEX strip prices for oil and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $13.00 to $14.00 per BOE, an increase over prior quarters due to lower anticipated year-end commodity prices, which will have the effect of lowering proved reserves as a result of certain wells becoming uneconomical to produce earlier than in a higher commodity price environment.

Total exploration and abandonment expense is expected to be $40 million to $70 million and could include up to $45 million from drilling and seismic activities in the Company's resource plays in the Edwards Trend in South Texas, the Rockies and Tunisia, and $25 million in seismic investments, personnel costs and other costs.

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

The Company also expects to recognize approximately $40 million to $45 million of charges in other expense associated with certain drilling rigs being terminated or stacked as a result of the Company's low price environment initiatives discussed above.

The Company's fourth quarter 2008 effective income tax rate is expected to range from 40 percent to 50 percent based on current capital spending plans and cash taxes are estimated to be $15 million to $20 million, primarily attributable to operations in Tunisia.

The forecasted production range and expense estimates above include the portion of Pioneer Southwest that is attributable to the public's ownership in Pioneer Southwest.

Operations and Drilling Highlights

The Company intends to limit 2008 capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs ("Net Capital"), to internally-generated operating cash flow. During the nine month period ended September 30, 2008, the Company spent approximately $947 million of Net Capital.

PIONEER NATURAL RESOURCES COMPANY

         The following table summarizes by geographic area the Company's finding and development costs incurred during the nine month period ended September 30, 2008:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
United States:
Permian Basin	$12,679	$4,559	$4,169	$367,967	$483	$389,857
Mid-Continent	5	—	56	7,183	—	7,244
Rocky Mountains	(676)	2,103	47,387	113,225	950	162,989
Barnett Shale	41,621	1,916	22,637	25,108	590	91,872
Gulf of Mexico	—	—	(143)	(52)	—	(195)
Onshore Gulf Coast	2,849	4,572	138,072	75,581	313	221,387
Alaska	—	—	7,908	74,998	813	83,719
	56,478	13,150	220,086	664,010	3,149	956,873
South Africa	—	—	52	4,455	3,659	8,166
Tunisia	—	—	80,860	21,255	827	102,942
Other	—	—	7,339	—	—	7,339
	—	—	88,251	25,710	4,486	118,447
Total Worldwide	$56,478	$13,150	$308,337	$689,720	$7,635	$1,075,320

The following table summarizes the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2008:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	10	454	439	4	21

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	23	43	32	17	17
Tunisia	1	9	5	1	4
Total Worldwide	24	52	37	18	21

Permian Basin area. The Company drilled 291 wells during the nine months ended September 30, 2008, principally in the Spraberry field. The Company currently has 16 rigs drilling in the field, but has started implementing its plans to reduce the rig count until well costs are reduced to reflect current commodity prices. Under a reduced drilling program for 2008, the Company expects to drill approximately 360 wells. The majority of these Spraberry wells are being drilled deeper to add the Wolfcamp formation, which provides incremental production and proved reserves.

During the nine months of 2008, the Company initiated a program to test 20-acre well downspacing performance as part of its announced recovery improvement initiatives, which also include secondary recovery waterflood projects, shale interval testing and fracturing previously unstimulated horizontal wells. In conjunction with its improvement initiatives, during the third quarter of 2008, the Company applied for Spraberry field rule changes with the Railroad Commission of Texas to allow for optional 20-acre well downspacing. The rule changes were approved during the fourth quarter of 2008. The Company has drilled nine 20-acre wells in 2008 and the results are encouraging.

PIONEER NATURAL RESOURCES COMPANY

The Company is also pursuing waterflooding activities, non-traditional shale/silt internal testing and horizontal well testing initiatives. The Company's Spraberry field waterflood project includes plans to initiate drilling injection wells during the first half of 2009, with water injection expected to begin during the third quarter of 2009. The Company is currently evaluating non-traditional shale/silt intervals in two wells and plans to test these intervals in eight additional wells before year end. Additionally, the Company reentered and fractured three existing horizontal open hole completions during the nine months ended September 30, 2008, plans to fracture two additional existing horizontal wells during the fourth quarter of 2008. The Company is also continuing to evaluate acreage expansion opportunities and bolt-on acquisitions in the area.

The 20-acre well spacing and other initiatives described above are being performed to enhance the Spraberry field recovery rates in those areas of the field that are expected to be ideal for 20-acre infill drilling and conducive to waterflood recoveries. However, the ultimate incremental recovery rates associated with these initiatives cannot be predicted at this time.

Midkiff-Benedum Gas Processing System. The Company owns a 27 percent interest in the Spraberry Midkiff-Benedum gas processing system (the "System") in West Texas and, in July 2007, entered into an agreement with Atlas Pipeline Partners ("Atlas") under which the Company obtained options to purchase an additional aggregate 22 percent interest in the System for $230 million, subject to normal closing adjustments. The option may be exercised for up to an additional 14.56 percent interest in 2008, and any unexercised portion of the option may be exercised in 2009.

The Company entered into negotiations with Pioneer Southwest relating to the assignment of the portion of the option that is exercisable in 2008. However, the Company and Pioneer Southwest have decided not to pursue the assignment or acquisition of an interest in the System in 2008 due to the uncertainty underlying current market conditions. The Company will consider the assignment of the option, or some portion thereof, to Pioneer Southwest in the future if market conditions indicate that doing so is expected to be financially accretive to the Company and Pioneer Southwest. Any such assignment would be subject to negotiation of definitive agreements and the approval of the board of directors of the general partner of Pioneer Southwest and its Conflicts Committee. There can be no assurance the Company will assign all or any portion of the option to Pioneer Southwest or as to the terms of any such assignment.

Mid-Continent area. The Company is continuing to enhance field production through production optimization and gathering efficiency in both the Hugoton and West Panhandle fields. In the Hugoton field, the Company has proceeded with plans to test 16 wells under regulatory relief received during 2007 that allows Pioneer to commingle production from the Chase and Council Grove formations. This initiative is expected to increase Hugoton field operating efficiencies and available well locations. In the West Panhandle field, the Company is drilling four Brown Dolomite wells on recently acquired acreage in the fourth quarter of 2008.

Rocky Mountains area. The Company's Raton Basin production volumes increased approximately 10 percent during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007. The production growth is principally attributable to production added from properties acquired by the Company in December 2007 and production added from the Company's ongoing development drilling program. During the first quarter 2008, the Company announced a discovery in one zone of the Pierre Shale that lies beneath a portion of the Company's Raton Basin coal bed methane acreage. The Company remains encouraged by the drilling and testing results to-date from the initial Pierre Shale zone. The Company also confirmed contributions from two additional Pierre Shale zones and has drilled two horizontal Pierre Shale wells to assess its potential. Initial results from the horizontal drilling indicate a high frequency of natural fracturing. Fracing operations are underway on the first well and are being designed for the second well. During the first nine months of 2008, the Company drilled 136 wells in the Raton coal bed methane field and 11 were drilled in the Pierre Shale. During 2008, the Company plans to drill a total of approximately 146 wells in the Raton coal bed methane field and 11 wells are planned for the Pierre Shale. The Company is also enhancing its gathering and compression facilities in the area. To accommodate longer-term production growth in the Raton Basin, the Company added firm pipeline capacity to transport 75 MMcfpd from the Raton Basin to the West Coast gas markets beginning in 2011.

In the Piceance Basin located in western Colorado and the Uinta Basin located in Utah, the Company's pilot programs to evaluate the CBM resource potential at Castlegate and Columbine Springs are progressing.

PIONEER NATURAL RESOURCES COMPANY

However, the Company has been testing its Uinta/Piceance area assets for impairment throughout 2008 due to its carrying value’s sensitivity to gas prices. As a result of lower gas prices at the end of the third quarter of 2008, the Company determined that the Uinta/Piceance assets' carrying amounts were impaired. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Uinta/Piceance area assets' impairment.

The Company's Lay Creek project is a coal bed methane pilot program located in northwestern Colorado. The success of the pilot project was dependent on the ability to dewater the formation and determining that commercial quantities of gas could be produced. During October 2008, the Company concluded that the project was not commercial and is abandoning future dewatering activities. See "Results of Operations – Exploration and Abandonments Expense" for additional information regarding the Lay Creek project.

Onshore Gulf Coast area. The Company drilled 26 wells in the Edwards Trend during the nine months ended September 30, 2008. During 2008, the Company has reduced the drilling time for wells as a result of rig improvements and wellbore design enhancements. The Company is reducing its drilling activities until well costs are reduced to reflect current commodity prices. The Company continues to add infrastructure, primarily gas treating capacity and pipeline systems, to accommodate higher producing rates from recent well completions.

In the Edwards Trend, the Company also continues its shooting and interpretation of approximately 900 square miles of 3-D seismic data over its new field discoveries, which are expected to be completed during the fourth quarter of 2008. The seismic data will allow the Company to more accurately locate and orient the horizontal wells for optimal results.

The Company is also currently coring its first Eagle Ford shale horizontal well. The Company holds 310,000 acres in the Edwards Trend and the Eagle Ford Shale overlays all of the Company's acreage position.

Barnett Shale. During the nine months ended September 30, 2008, the Company participated in the drilling of seven successful exploration wells on approximately 75,000 gross acres in the Barnett Shale play that it acquired in 2007 and 2008. Drilling activities in the area are being reduced until well costs are better aligned with current commodity prices.

Alaska area. On the Oooguruk project, the Company continued development drilling operations and commenced production during the second quarter of 2008. Gross production averaged approximately 2,400 barrels per day during June and early-July. In mid-July 2008, production was shut in for scheduled maintenance at third-party, onshore production facilities. Following the completion of maintenance work in late-September 2008, production resumed. Development drilling is expected to continue through the remainder of 2008 and beyond.

On the Cosmopolitan project, the Company drilled a lateral sidetrack during 2007 from an existing wellbore on an onshore site to further appraise the resource potential of the unit. The initial unstimulated production test results were encouraging. The Company will conduct permitting activities and facilities planning over the remainder of 2008 and plans to drill another appraisal well in early 2010.

South Africa. First production from the Company's South Coast Gas project commenced late in the third quarter of 2007 from four wells and sales commenced in the fourth quarter of 2007. A significant portion of the gas reserves associated with the South Coast Gas project is in the Sable field. In the third quarter of 2008, Sable oil production was shut in and operations to convert Sable's gas injection well to a producing well commenced. Gas sales from the Sable gas well were initiated in mid-October 2008 and the other wells resumed production in late-October. The Sable gas well is expected to be the most productive well in the South Coast Gas project.

Tunisia. In the Adam Concession, the Company drilled four successful appraisal wells in the nine months ended September 30, 2008. Furthermore, during the nine months ended September 30, 2008, the Company acquired an additional 279 square kilometers of 3-D seismic data, which will provide 3-D coverage over the entire concession area.

PIONEER NATURAL RESOURCES COMPANY

          In the Cherouq Concession, first sales occurred during the first quarter of 2008. The Company has drilled four exploration wells in the concession area during the first nine months of 2008. One of the exploration wells was determined to be a discovery and is currently on production whereas two other wells are being evaluated prior to completion and testing. The Company also acquired an additional 295 square kilometers of 3-D seismic data over the Cherouq Concession during the nine months ended September 30, 2008 and is currently processing and evaluating the data.

In the Anaguid permit, the Company acquired an additional 900 square kilometers of 3-D seismic data, which is being processed and evaluated. The Company drilled one exploration well in the permit during the first nine months of 2008. The Company will evaluate the results of the well during the fourth quarter 2008.

In the Borj El Khadra Permit, the Company drilled one exploration well and acquired 700 linear kilometers of 2-D seismic data in the nine months ended September 30, 2008. The Company will evaluate the results of the exploration well during the fourth quarter 2008. During the remainder of 2008, the Company plans to drill one additional exploration well and complete the processing of the seismic data. The Company plans to drill two to three wells in Tunisia during the fourth quarter of 2008.

The Company is continuing to assess its capital programs in light of expected internal cash flows. Existing plans for allocating capital resources to drilling and facilities investment alternatives will be impacted by continuing developments in the Company's well cost reduction initiatives and to fluctuations in commodity prices, along with ongoing developments in the worldwide economic environment.

Results of Operations

Oil and gas revenues. Oil and gas revenues from continuing operations totaled $612.2 million and $1.8 billion for the three and nine months ended September 30, 2008, respectively, as compared to $458.9 million and $1.2 billion for the same respective periods of 2007.

The increase in oil and gas revenues from continuing operations during the three and nine months ended September 30, 2008, as compared to the same periods of 2007, is reflective of increases in revenues for all geographic operating segments. The increase in revenues in the United States was due to increases in average reported oil, natural gas liquids ("NGLs") and gas prices and volume increases primarily resulting from successful drilling activity and reductions in scheduled volumetric production payment ("VPP") deliveries. Revenues in Tunisia increased due to increases in average reported oil and gas prices combined with increased oil volumes due to successful drilling programs and first sales from the Cherouq Concession. Gas sales volumes decreased in Tunisia during the nine months ended September 30, 2008, as compared to the comparable 2007 period when gas sales were initiated. South African revenues increased due to increases in reported oil prices and 2008 gas sales from the South Coast Gas project, which recorded first gas sales during the fourth quarter of 2007.

PIONEER NATURAL RESOURCES COMPANY

         The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Oil (Bbls):
United States	20,580	18,298	21,012	18,617
South Africa	2,995	2,368	2,879	2,599
Tunisia	6,831	4,328	5,705	4,062
Worldwide	30,406	24,994	29,596	25,278
NGLs (Bbls):
United States	18,921	19,997	19,610	18,190
Gas (Mcf):
United States	367,398	333,842	369,501	308,447
South Africa	4,956	—	5,199	—
Tunisia	2,709	1,003	2,303	2,755
Worldwide	375,063	334,845	377,003	311,202
Total (BOE):
United States	100,734	93,936	102,205	88,215
South Africa	3,821	2,368	3,746	2,599
Tunisia	7,283	4,495	6,089	4,521
Worldwide	111,838	100,799	112,040	95,335

On a quarter-to-quarter BOE comparison, average daily sales volumes increased by 7 percent in the United States, by 61 percent in South Africa and by 62 percent in Tunisia. For the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, average daily BOE sales volumes increased by 16 percent in the United States, by 44 percent in South Africa and by 35 percent in Tunisia.

During the three and nine month periods ended September 30, 2008, as compared to the three and nine month periods ended September 30, 2007, oil volumes delivered under the Company's VPPs decreased by 40 MBOE (5 percent) and 115 MBOE (5 percent), respectively, while gas volumes delivered under the Company's VPPs decreased by 761 MMcf (22 percent) and 2,250 MMcf (21 percent), respectively.

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue. The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Average reported prices:
Oil (per Bbl):
United States	$71.20	$68.28	$71.68	$59.38
South Africa	$107.89	$79.54	$113.39	$70.57
Tunisia	$101.01	$73.61	$109.38	$66.24
Worldwide	$81.51	$70.27	$83.01	$61.63
NGL (per Bbl):
United States	$62.24	$42.48	$57.43	$38.09
Gas (per Mcf):
United States	$7.94	$7.11	$8.12	$7.27
South Africa	$8.10	$—	$8.09	$—
Tunisia	$15.67	$9.83	$14.29	$7.92
Worldwide	$7.99	$7.11	$8.15	$7.27
Average realized prices:
Oil (per Bbl):
United States	$117.73	$72.98	$112.55	$63.05
South Africa	$107.89	$79.54	$113.39	$70.57
Tunisia	$101.01	$73.61	$109.38	$66.24
Worldwide	$113.00	$73.71	$112.02	$64.33
NGL (per Bbl):
United States	$63.07	$42.48	$58.11	$38.09
Gas (per Mcf):
United States	$8.37	$5.46	$8.42	$6.04
South Africa	$8.10	$—	$8.09	$—
Tunisia	$15.67	$9.83	$14.29	$7.92
Worldwide	$8.42	$5.47	$8.45	$6.05

Hedging activities. The Company utilizes commodity swap and collar contracts to (i) reduce the impact on the Company's results of operations from the price volatility of the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2008, the Company's commodity price hedges decreased oil, NGL and gas revenues from continuing operations by $144.1 million and $388.3 million, respectively, as compared to decreasing oil and gas revenues from continuing operations by $2.8 million and $51.1 million during the same respective periods of 2007. The effective portions of changes in the fair values of the Company's commodity price hedges are deferred as increases or decreases to stockholders' equity until the underlying hedged transaction occurs. Consequently, changes in the effective portions of commodity price hedges add volatility to the Company's reported stockholders' equity until the hedge derivatives mature or are terminated.

Deferred revenue. During the three and nine months ended September 30, 2008, the Company's amortization of deferred VPP revenue increased oil and gas revenues from continuing operations by $39.7 million and $118.6 million, respectively, as compared to increases of $45.6 million and $135.9 million during the same respective periods of 2007. See Notes G and N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

PIONEER NATURAL RESOURCES COMPANY

Interest and other income. Interest and other income from continuing operations for the three and nine months ended September 30, 2008 was $3.4 million and $36.9 million, respectively, as compared to $30.7 million and $68.3 million for the same respective periods in 2007. The $27.3 million decrease in interest and other income from continuing operations during the three months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a $28.3 million decrease in realized Alaskan Petroleum Production Tax ("PPT") credits. The $31.4 million decrease in interest and other income from continuing operations during the nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a $35.6 million decrease in realized PPT credits, partially offset by $4.4 million of 2008 positive adjustments to asset retirement obligations. See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding interest and other income.

Oil and gas production costs. The Company recorded oil and gas production costs from continuing operations of $155.8 million and $432.9 million during the three and nine months ended September 30, 2008, respectively, as compared to $113.6 million and $308.4 million for the same respective periods of 2007. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while production and ad valorem taxes are directly related to commodity price changes and third-party transportation charges are related to volumes produced.

Total oil and gas production costs per BOE from continuing operations increased by 24 percent and 19 percent during the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to (i) increases in production taxes due to commodity price increases and (ii) increases in lease operating expense, primarily due to fixed production costs associated with first sales from the Alaskan Oooguruk development and South African Sable oil production, initial production operations in the Tunisian Cherouq concession, unscheduled compressor repairs and maintenance in the Raton field and general inflation of oilfield service costs and electricity charges.

The following tables provide the components of the Company's oil and gas production costs per BOE from continuing operations and oil and gas production costs per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Lease operating expenses	$8.65	$7.18	$8.05	$6.82
Third-party transportation charges	1.12	1.00	1.07	0.97
Taxes:
Ad valorem	1.57	1.34	1.42	1.42
Production	2.92	1.89	2.81	1.84
Workover costs	0.87	0.83	0.76	0.79
Total production costs	$15.13	$12.24	$14.11	$11.84

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

United States	$15.15	$12.17	$13.92	$11.81
South Africa	$29.55	$28.70	$28.00	$24.76
Tunisia	$7.22	$5.14	$8.45	$5.22
Worldwide	$15.13	$12.24	$14.11	$11.84

PIONEER NATURAL RESOURCES COMPANY

Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $127.5 million ($12.39 per BOE) and $351.8 million ($11.46 per BOE) for the three and nine months ended September 30, 2008, respectively, as compared to $113.9 million ($12.28 per BOE) and $280.9 million ($10.79 per BOE) during the same respective periods of 2007. The increases of $13.6 million and $70.9 million in total DD&A expense during the three and nine months ended September 30, 2008, as compared to the same respective periods in 2007, are primarily comprised of increases in depletion of oil and gas properties of $13.6 million and $70.2 million, respectively.

Depletion expense from continuing operations was $11.68 per BOE and $10.75 per BOE during the three and nine months ended September 30, 2008, respectively, as compared to $11.49 per BOE and $9.98 per BOE during the same respective periods in 2007. The two percent and eight percent increases in per BOE depletion expense from continuing operations during the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, was primarily due to (i) a generally increasing trend in the Company's oil and gas properties' cost bases per BOE of proved and proved developed reserves as a result of cost inflation in drilling rig rates and drilling supplies and (ii) the relatively higher depletion rate per BOE associated with production from the Oooguruk development and South African South Coast Gas projects, partially offset by (iii) positive price revisions of proved reserves since September 30, 2007. During the third quarter of 2008, the Company's proved reserves were negatively impacted by commodity price declines, which have declined further since September 30, 2008. Sustained declines in commodity prices will likely increase the Company's depletion expense per BOE in future periods due to a reduction in proved reserves as a result of certain wells becoming uneconomical to produce earlier than in a higher commodity price environment. See "Recent Events" for additional information regarding commodity price declines since September 30, 2008.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

United States	$12.12	$11.86	$10.99	$10.34
South Africa	$11.69	$6.36	$12.81	$5.58
Tunisia	$5.58	$6.44	$5.46	$5.45
Worldwide	$11.68	$11.49	$10.75	$9.98

Impairment of oil and gas properties. During the three and nine months ended September 30, 2008, the Company recognized impairment charges of $89.8 million as compared to an impairment credit of $2.6 million and an impairment charge of $15.3 million during the same respective periods of 2007. The increase is due to the impairment of the Company's net assets in the Uinta/Piceance area during the third quarter of 2008. The events and circumstances indicating the impairment are primarily related to the decline in gas prices. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on the impairment charges.

PIONEER NATURAL RESOURCES COMPANY

         Exploration and abandonments expense. The following tables provide the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense from continuing operations by geographic area for the three and nine months ended September 30, 2008 and 2007:

	United	South
	States	Africa	Tunisia	Other	Total
Three Months Ended September 30, 2008:
Geological and geophysical	$18,110	$—	$1,619	$1,688	$21,417
Exploratory dry holes	68,186	—	6,455	45	74,686
Leasehold abandonments and other	14,972	—	—	—	14,972
	$101,268	$—	$8,074	$1,733	$111,075

Three Months Ended September 30, 2007:
Geological and geophysical	$21,112	$37	$471	$2,846	$24,466
Exploratory dry holes	3,951	—	649	(1,306)	3,294
Leasehold abandonments and other	6,738	—	—	—	6,738
	$31,801	$37	$1,120	$1,540	$34,498

Nine Months Ended September 30, 2008:
Geological and geophysical	$63,854	$52	$13,370	$6,851	$84,127
Exploratory dry holes	69,300	—	7,705	488	77,493
Leasehold abandonments and other	18,221	—	—	—	18,221
	$151,375	$52	$21,075	$7,339	$179,841

Nine Months Ended September 30, 2007:
Geological and geophysical	$64,461	$128	$1,047	$9,634	$75,270
Exploratory dry holes	45,338	—	8,257	14,255	67,850
Leasehold abandonments and other	19,384	—	—	7,639	27,023
	$129,183	$128	$9,304	$31,528	$170,143

The Company's exploration and abandonment expense from continuing operations during the three and nine month periods ended September 30, 2008 is primarily attributable to continued seismic activity in the Company's Utah, Mississippi, Permian Basin, South Texas and Tunisian areas and dry hole expense and unproved property abandonments. During the three and nine month periods ended September 30, 2008, the Company's exploration and abandonment expense included dry hole and leasehold abandonment and other exploration expenses of $89.7 million and $95.7 million, respectively, which is primarily comprised of the Company's unsuccessful Lay Creek CBM pilot project, the unsuccessful Delaware Basin exploration project and the unsuccessful Sligo exploration well in South Texas.

The Company's Lay Creek project was a CBM pilot program located in northwestern Colorado. The Company drilled 18 wells in six separate pilot areas and completed workovers and recompletions on 14 wells drilled by a previous operator. The Company completed water treatment facilities and initiated sales of production in the second quarter of 2008. The success of the pilot program was dependent on the ability to dewater the formation and determining that commercial quantities of gas could be produced. During October 2008, the Company concluded that the project was not commercial and is abandoning future dewatering activities. Consequently, the Company recorded a charge of $44.2 million to exploration and abandonments expense in the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 2008, to reduce the carrying value of the Lay Creek project.

During the nine months ended September 30, 2007, the Company's exploration and abandonment expense included dry hole and leasehold abandonment and other exploration expenses of $94.9 million, which was primarily comprised of unsuccessful exploration wells in Alaska and Block 256 in the deepwater offshore Nigeria, together with associated unproved leasehold abandonment provisions.

PIONEER NATURAL RESOURCES COMPANY

         During the nine months ended September 30, 2008, the Company drilled and evaluated 52 exploration/extension wells, 37 of which were successfully completed as discoveries. During the same period in 2007, the Company drilled and evaluated 47 exploration/extension wells, 34 of which were successfully completed as discoveries.

General and administrative expense. General and administrative expense from continuing operations for the three and nine months ended September 30, 2008 were $31.6 million and $103.6 million, respectively, as compared to $32.3 million and $94.3 million during the same respective periods of 2007. In the nine month comparisons, the increase in general and administrative expense from continuing operations was primarily due to an increase in performance-related compensation costs, including the amortization of share-based compensation to officers, directors and employees. As of September 30, 2008, the Company had $57.3 million of deferred compensation expense related to unvested restricted stock awards that will be charged to earnings over a weighted average remaining period of approximately 27 months. The Company continues to monitor its general and administrative expense and is focused on administrative cost control. However, the Company anticipates that the ongoing administration of Pioneer Southwest will over time necessitate an increase in the Company's general and administrative expenses.

Accretion of discount on asset retirement obligations.Accretion of discount on asset retirement obligations from continuing operations was $2.2 million and $6.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $1.7 million and $5.0 million during the same respective periods of 2007. The increase in accretion of discount on asset retirement obligations during 2008 is primarily due to new wells placed on production. See Note H of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.

Interest expense. Interest expense from continuing operations was $37.7 million and $113.4 million for the three and nine months ended September 30, 2008, respectively, as compared to $35.5 million and $94.4 million during the same respective periods of 2007. The weighted average interest rate on the Company's indebtedness for the three and nine months ended September 30, 2008, including the effects of interest rate derivatives and capitalized interest, was 5.5 percent for each period as compared to 6.6 percent for the same respective periods in 2007. The $2.2 million increase in interest expense from continuing operations during the three months ended September 30, 2008, as compared to the same period of 2007, was primarily due to (i) a $5.1 million decrease in capitalized interest primarily related to completion of the Company's South Coast Gas development project in South Africa and declining capitalized interest on the Oooguruk project as development wells are placed on production, partially offset by (ii) a $2.6 million decrease in cash interest expense on long-term borrowings. The $19.0 million increase in interest expense from continuing operations during the nine months ended September 30, 2008, as compared to the same period of 2007, was primarily due to (i) an $11.6 million decrease in capitalized interest on the Company's Oooguruk and South Coast Gas development projects and (ii) a $9.3 million increase in cash interest expense on long-term borrowings, primarily due to an increase in average debt outstanding Capitalized interest on the Company's Oooguruk project in Alaska will continue, but decline over time as development wells are completed and placed on production.

Hurricane activity, net. The Company recorded net hurricane related activity expenses of $541 thousand and $2.4 million during the three and nine months ended September 30, 2008, respectively, and $110 thousand and $60.7 million during the same respective periods of 2007. Hurricane activity, net is associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita.

The Company estimates that it will cost approximately $176 million to reclaim and abandon the East Cameron facility, of which approximately $149.6 million has been expended through September 30, 2008. The operations to reclaim and abandon the East Cameron facilities began in January 2007. The estimate to reclaim and abandon the East Cameron facility is based upon an analysis prepared by a third party engineering firm for a majority of the work, an estimate by the Company for the remaining work that was not covered by the third-party analysis and actual abandonment activity to date. During 2007, the Company commenced legal actions against its insurance carriers regarding certain policy coverage issues. The Company continues to expect that a substantial portion of the loss will be recoverable by insurance. See Note P of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facility reclamation and abandonment.

PIONEER NATURAL RESOURCES COMPANY

Minority interest in consolidated subsidiaries' net income (loss). Minority interest in consolidated subsidiaries' net income (loss) from continuing operations for the three and nine months ended September 30, 2008 were charges of $8.4 million and $15.4 million, respectively, as compared to a net charge of $172 thousand and a net credit of $1.0 million for the same respective periods in 2007. The $8.2 million increase in minority interest in consolidated subsidiaries' net income (loss) of the three months ended September 30, 2008, as compared to the same period of 2007, is primarily due to $7.7 million of minority interest in the third quarter 2008 net income of Pioneer Southwest. Similarly, the $16.4 million increase in minority interest in consolidated subsidiaries' net income (loss) of the nine months ended September 30, 2008, as compared to the same period of 2007, is primarily due to $12.7 million of minority interest in the net income of Pioneer Southwest attributable to the period from May 6, 2008 (the date of completion of Pioneer Southwest's IPO) through September 30, 2008 and a $2.8 million decrease in minority interest in the net losses of Pioneer Natural Resources Nigeria (320) Limited, which was sold by the Company during 2007. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding Pioneer Southwest and the Company's minority interest in consolidated subsidiaries' net income (loss).

Other expense. Other expense from continuing operations for the three and nine months ended September 30, 2008 was $38.9 million and $58.8 million, respectively, as compared to $7.0 million and $21.7 million for the same respective periods in 2007. The $31.9 million increase in other expenses for the three months ended September 30, 2008, is primarily attributable to (i) $19.6 million of bad debt expense associated with the Company's delinquent SemGroup accounts receivable, (ii) a $6.0 million increase in contingency accrual adjustments, (iii) a $3.9 million increase in commodity hedge ineffectiveness and (iv) a $3.8 million increase in the cost of idle drilling equipment. The $37.1 million increase in other expenses for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is primarily attributable to (i) the aforementioned $19.6 million SemGroup bad debt expense and (ii) a $15.4 million increase in the cost of idle drilling equipment. See Note Q of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

Income tax provision. The Company recognized income tax provisions on continuing operations of $14.9 million and $227.9 million during the three and nine months ended September 30, 2008, respectively, as compared to $60.9 million and $92.2 million during the same respective periods of 2007. The $46.0 million decrease in income tax provisions for the three months ended September 30, 2008, as compared to the same period of 2007, is primarily due to a $141.6 million decrease in income from continuing operations before income taxes. The $135.7 million increase in the income tax provision for the nine months ended September 30, 2008, as compared to the same period of 2007, was primarily due to a $261.4 million increase in income from continuing operations before income taxes, reflecting increasing commodity prices and sales volumes. The Company's effective tax rate on continuing operations of 121 percent and 45 percent during the three and nine months ended September 30, 2008, respectively, differs from the combined United States federal and state statutory rate of approximately 37 percent primarily due to:

•	foreign tax rates,
•	statutes in foreign jurisdictions that differ from those in the U.S.
•	a U.S. loss for the three months ended September 30, 2008 being consolidated with income in high tax jurisdictions (which is the primary reason for an effective tax rate in excess of 100 percent),
•

a $2.2 million and $12.0 million U.S. tax provision for the three and nine months ended September 30, 2008, respectively, related to the Company no longer having identifiable plans to reinvest South Africa earnings in South Africa, and

•	a $4.8 million U.S. tax benefit during the nine months ended September 30, 2008, related to remeasurement of the Company's state deferred tax liability.

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

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas assets, payment of contractual obligations, dividends/distributions and working capital obligations. Funding for these cash needs, as well as funding for any stock repurchases that the Company may undertake, may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or external financing sources as discussed in "Capital resources" below. The Company expects that it will be able to fund its needs for cash (excluding acquisitions) with internal operating cash flows. Acquisitions may be funded with internal operating cash flows or availability under the Company's revolving credit facilities. Although the Company expects that internal operating cash flows will be adequate to fund capital expenditures and dividend/distribution payments, and that available borrowing capacity under the Company's credit facilities will provide adequate liquidity to fund future acquisitions, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.

Concerns that the worldwide economic slowdown will negatively impact the demand for energy have caused a significant drop in commodity prices since their highs earlier in 2008. As a result of the significant drop in commodity prices, the Company has started implementing initiatives to reduce capital spending and preserve financial flexibility. Specifically, the Company plans to minimize drilling activities until commodity prices increase, gas price differentials in the areas where the Company produces gas narrow relative to NYMEX quoted gas prices and/or well cost reductions can be achieved. As a result, the Company is reducing its rig activity by approximately 60 percent and is pursuing reductions in well costs to align costs with the lower commodity price environment that currently exists. Rigs are being terminated or stacked in the Spraberry, Raton, Edwards Trend, Barnett Shale and Mid-Continent areas. The Company is also reducing the number of well service units running in the Spraberry field from 42 to 30, 15 of which are lower-cost well service units that are owned by Pioneer.

Oil and gas properties. The Company's cash expenditures for additions to oil and gas properties during the three and nine months ended September 30, 2008, totaled $380.1 million and $996.7 million, respectively, as compared to $355.5 million and $1.3 billion for the same respective periods of 2007. During the three and nine months ended September 30, 2008, the Company's expenditures for additions to oil and gas properties were funded by $302.8 million and $813.6 million of net cash provided by operating activities, borrowings under the Company's credit facility and $130.8 million of the remaining proceeds received in January 2008 from the sale of the Company's Canadian assets in November 2007. During the three and nine months ended September 30, 2007, the Company's expenditures for additions to oil and gas properties were funded by $190.6 million and $538.0 million, respectively, of net cash provided by operating activities and borrowings on the Company's credit facility.

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2008, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling and transportation commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2007, the material changes in the Company's contractual obligations included a $67.9 million increase in outstanding long-term borrowings, a $118.6 million decrease in the Company's VPP obligations, a $195.0 million decrease in the Company's net derivative obligations, a $157.8 million decrease in the Company's drilling commitments and, subject to the counterparties' construction of associated gas pipelines, a $534 million increase in the Company's transportation commitments. See Note F of Notes to

PIONEER NATURAL RESOURCES COMPANY

Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's long-term debt and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for information regarding the interest on the Company's long-term debt and a table of changes in the fair value of the Company's open derivative obligations during the nine months ended September 30, 2008.

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

The Company's commodity and interest rate derivative contracts that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of September 30, 2008, these contracts represented net liabilities of $110.8 million, including approximately $58.6 million of terminated hedge liabilities that are no longer subject to market risk. The ultimate liquidation value of the Company's commodity and interest rate derivatives that are subject to market risk will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2008. The Company enters into these derivatives for the primary purpose of hedging commodity price risk on forecasted physical commodity sales and interest rate risk on variable rate indebtedness and has an expectation of a high degree of correlation between changes in the derivative values and the hedged risks. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.

Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from financing activities and proceeds from sales of nonstrategic assets. While the Company expects that these resources will be sufficient to fund its capital commitments during the foreseeable future, the recent circumstances in worldwide financial markets have resulted in the availability of external sources of short- and long-term capital funding being less certain. For 2008, the Company expects that cash flow from operations and proceeds from asset sales will be sufficient to fund the Company's capital expenditures.

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

Operating activities. Net cash provided by operating activities during the three and nine months ended September 30, 2008 was $302.8 million and $813.6 million, respectively, as compared to $190.6 million and $538.0 million for the same respective periods in 2007. The increase in net cash provided by operating activities during the three and nine month periods ended September 30, 2008, as compared to the same periods in 2007, is primarily due to increased sales volumes and increased oil, NGL and gas prices from continuing operations, partially offset by increased production costs.

As described in "Recent Events –Commodity prices," the commodity price declines that have occurred since September 30, 2008, although mitigated by the Company's hedging activities, will reduce the Company's internal cash flows. The duration and magnitude of the commodity price declines cannot be predicted.

PIONEER NATURAL RESOURCES COMPANY

         Investing activities. Investing activities used $393.2 million and $884.7 million of cash during the three and nine months ended September 30, 2008, respectively, as compared to $418.6 million and $1.4 billion for the same respective periods in 2007. The $25.4 million decrease in net cash used in investing activities during the third quarter of 2008, as compared to the third quarter of 2007, is primarily due to a $49.4 million decrease in additions to other assets and other property and equipment, net, partially offset by a $24.6 million increase in additions to oil and gas properties. The $520.3 million decrease in net cash used in investing activities during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, is primarily due to a (i) $333.6 million decrease in additions to oil and gas properties, (ii) a $128.3 million increase in proceeds from disposition of assets, primarily comprised of a portion of the proceeds from the fourth quarter 2007 sale of the Company's Canadian subsidiaries, which were released from escrow during the first quarter of 2008 and (iii) a $58.5 million decrease in additions to other assets and other property and equipment, net.

Financing activities. Net cash provided by financing activities during the three and nine months ended September 30, 2008 was $113.9 million and $125.8 million, respectively, as compared to $221.2 million and $877.9 million during the same respective periods in 2007. The $107.3 million decrease in net cash provided by financing activities during the three months ended September 30, 2008, as compared to the same period of 2007, was primarily due to (i) a $199.9 million decrease in long-term debt net borrowings and (ii) an $8.4 million increase in payments of other liabilities, partially offset by (iii) a $101.8 million decrease in treasury stock purchases. The $752.1 decrease in net cash provided by financing activities during nine months ended September 30, 2008, as compared to the same period of 2007, was primarily due to (i) a $1.0 billion decrease in long-term debt net borrowings and (ii) an $8.1 million increase in financing fees paid, partially offset by (iii) $166.0 million of Pioneer Southwest IPO proceeds and (iv) a $128.5 million decrease in treasury stock purchases.

On January 15, 2008, $3.8 million principal amount of the Company's 6.50% senior notes matured and were paid.

During January 2008, the Company issued $500 million principal amount of 2.875% convertible senior notes due 2038 (the "2.875% Senior Convertible Notes") and received proceeds, net of approximately $11.3 million of underwriter discounts and offering costs, of approximately $488.7 million. The Company used the net proceeds from the offering to reduce outstanding borrowings under the Credit Facility. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the 2.875% Senior Convertible Notes.

During April 2008, the Company paid $16.8 million of aggregate dividends ($0.14 per common share). During October 2008, the Company paid $19.2 million of aggregate dividends ($0.16 per common share). Future dividends and the timing and amount thereof are at the discretion of the Board.

During February 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company's common stock. During the nine months ended September 30, 2008 and 2007, the Company expended $69.9 million to acquire 1.3 million shares of treasury stock and $214.7 million to acquire 5.0 million shares of treasury stock, respectively, under share repurchase programs. As of September 30, 2008, approximately $467.3 million of stock may be purchased in the future under the $750 million Board authorization.

On May 6, 2008, Pioneer Southwest, a subsidiary of the Company, completed its initial public offering of 9,487,500 common units, representing a 31.6 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties previously owned by the Company in the Spraberry field in the Permian Basin of West Texas. The Company owns a 0.1 percent general partner interest and a 68.3 percent limited partner interest in Pioneer Southwest. The Company received $166.0 million of net proceeds from Pioneer Southwest in consideration for (i) an ownership interest in a subsidiary of the Company that owned the oil and gas properties prior to the initial public offering and (ii) an incremental ownership interest in certain of the same properties as a result of the exercise of the over-allotment option. The net proceeds from the initial public offering were used to reduce the Company's outstanding indebtedness. The Company consolidates Pioneer Southwest into its financial statements and reflects the public ownership as a minority interest in Pioneer Southwest's net assets.

In conjunction with the completion of the initial public offering, Pioneer Southwest completed a $300 million unsecured revolving credit facility with a syndicate of banks, which matures in May 2013 (the "Pioneer

PIONEER NATURAL RESOURCES COMPANY

Southwest Credit Facility"). The Pioneer Southwest Credit Facility is available for general partnership purposes, including working capital, capital expenditures and distributions.

See Notes B and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the formation of Pioneer Southwest and the Pioneer Southwest Credit Facility, respectively.

As the Company pursues its strategy, it may utilize various financing sources, including, to the extent available, fixed and floating rate debt, convertible securities, preferred stock or common stock. The Company may also issue securities in exchange for oil and gas properties, stock or other interests in other oil and gas companies or related assets. Additional securities may be of a class preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Board.

Liquidity. The Company's principal source of short-term liquidity is cash on hand and unused borrowing capacity under its credit facilities. There was $679 million of borrowings under the credit facilities as of September 30, 2008. After deducting $45.8 million of undrawn and outstanding letters of credit under the credit facilities, the Company had $775.2 million of unused borrowing capacity as of September 30, 2008. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facilities, issuances of debt or equity securities or from other sources, such as asset sales. The Company cannot provide any assurance that needed short- or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal cash flows will be adequate to fund capital expenditures and dividend payments, and that available borrowing capacity under the Company's credit facilities will provide adequate liquidity to fund future acquisitions, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P's rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. The Company believes that S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels and asset and proved reserve mix. A reduction in the Company's debt ratings could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of September 30, 2008, the Company was in compliance with all of its debt covenants.

Book capitalization and current ratio. The Company's net book capitalization at September 30, 2008 was $6.3 billion, consisting of $66.8 million of cash and cash equivalents, debt of $2.8 billion and stockholders' equity of $3.5 billion. The Company's net debt to net book capitalization was 44 percent and 47 percent at September 30, 2008 and December 31, 2007, respectively. The Company's ratio of current assets to current liabilities was 0.84 to 1.00 at September 30, 2008 as compared to 0.77 to 1.00 at December 31, 2007.

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

PIONEER NATURAL RESOURCES COMPANY

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any noncontrolling interest in the acquired entity at the acquisition date, measured at their fair values as of the date that the acquirer achieves control over the business acquired. This includes the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of pre-acquisition contractual and certain non-contractual gain and loss contingencies, the recognition of capitalized research and development costs and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. The provisions of SFAS 141(R) also require that restructuring costs resulting from the business combination that the acquirer expects but is not required to incur and costs incurred to effect the acquisition be recognized separate from the business combination. SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. The implementation of SFAS 141(R) is not expected to have a material effect on the financial condition or results of operations of the Company.

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

In March 2008, the FASB issued SFAS 161. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring entities to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on January 1, 2009 and will only impact future disclosures about the Company's derivative instruments and hedging activities.

On May 9, 2008, the FASB issued FSP APB 14-1. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 will increase the annual interest expense that the Company recognizes on its $500 million 2.875% Senior Convertible Notes from an annual yield of approximately 2.875 percent to an annual yield equivalent to a nonconvertible debt borrowing. The adoption of FSP APB 14-1 will also result in the reclassification of the estimated issuance date fair value of the 2.875% Senior Convertible Notes conversion privilege from long-term debt to shareholders' equity in the Company's consolidated balance sheet. The Company is assessing the equivalent nonconvertible debt borrowing rate and the fair value of the conversion privilege.

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

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and,

PIONEER NATURAL RESOURCES COMPANY

therefore, need to be included in the net income allocation in computing basic net income per share under the two class method prescribed under SFAS 128 "Earnings per Share". FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and, to the extent applicable, must be applied retrospectively by adjusting all prior-period net income per share data to conform to the provisions of the standard. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company's net income per share calculations.

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

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the first half of 2008:

	Derivative Contract Net Assets (Liabilities) (a)
	Commodities	Interest Rate	Foreign Exchange Rate	Total
	(in thousands)

Fair value of contracts outstanding as of December 31, 2007	$(234,410)	$—	$(1,500)	$(235,910)
Changes in contract fair value (b)	(170,376)	3,630	1,500	(165,246)
Contract maturities	291,885	602	—	292,487
Contract terminations	56,465	—	—	56,465
Fair value of contracts outstanding as of September 30, 2008	$(56,436)	$4,232	$—	$(52,204)

_____________

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $58.6 million and $69.9 million of obligations under terminated derivatives as of September 30, 2008 and December 31, 2007, respectively, for which no market risk exists.

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

PIONEER NATURAL RESOURCES COMPANY

         The following table provides information about financial instruments to which the Company was a party as of September 30, 2008 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2008. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on October 31, 2008.

Interest Rate Sensitivity

Debt and Interest Rate Derivative Financial Instruments as of September 30, 2008

	Three Months Ending December 31,	Year Ending December 31,						Asset / (Liability) Fair Value at September 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2008
	($ in thousands)
Total Debt:
Fixed rate principal maturities (a)	$—	$—	$—	$—	$6,110	$2,226,875	$2,232,985	$(2,007,970)
Weighted average interest rate	5.73%	5.73%	5.73%	5.73%	5.73%	6.76%

Variable rate principal maturities	$—	$—	$—	$—	$679,000	$—	$679,000	$(675,633)
Weighted average interest rate	2.79%	2.91%	3.77%	4.90%	5.27%	—
Interest Rate Swaps:
Notional debt amount (b)	$400,000	$400,000	$227,222	$25,000				$4,232
Fixed rate payable (%)	2.87%	2.87%	2.97%	3.00%
Variable rate receivable (%)	2.04%	2.16%	3.02%	4.15%

_____________

(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.
(b)	Represents weighted average notional contract amounts of interest rate hedge derivatives.

Commodity price sensitivity. The following table provides information about the Company's oil and gas derivative financial instruments that were sensitive to changes in oil, NGL or gas price as of September 30, 2008. As of September 30, 2008, substantially all of the Company's oil, NGL and gas derivative financial instruments qualified as hedges.

Since September 30, 2008, market-quoted commodity prices have declined significantly from levels reported by the Company as of and for the periods ended September 30, 2008. Although mitigated by the Company's hedging activities, a decline in commodity prices will reduce the Pioneer's revenues and internal cash flows. Recent uncertainties in worldwide financial markets may have the effect of reducing liquidity in the financial derivatives market, hampering the Company's ability to enter into hedge derivatives under acceptable derivative terms. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

PIONEER NATURAL RESOURCES COMPANY

        See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices as well as hedge volumes and weighted average prices by calendar quarter.

Oil, NGL and Gas Price Sensitivity

Derivative Financial Instruments as of September 30, 2008

					Asset /
	Three Months				(Liability) Fair
	Ending				Value at
	December 31,	Year Ending December 31,			September 30,
	2008	2009	2010	2011	2008
					(in thousands)
Oil Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts (a)	15,000	8,000	4,000	—	$(136,484)
Weighted average fixed price per Bbl	$65.46	$79.43	$85.21	$—
Collar contracts (a)	3,000	7,000	5,000	2,000	$32,447
Weighted average ceiling price per Bbl	$80.80	$159.04	$194.70	$170.00
Weighted average floor price per Bbl	$65.00	$90.00	$100.00	$115.00
Average forward NYMEX oil prices (b)	$71.10	$76.44	$83.50	$88.27

NGL Hedge Derivatives:
Average daily notional Bbl volumes:
Swap contracts	1,000	1,250	1,250	—	$(2,123)
Weighted average fixed price per Bbl	$50.74	$49.02	$47.41	$—
Average forward NYMEX NGL prices (c)	$34.19	$34.36	$34.70	$—

Gas Hedge Derivatives:
Average daily notional MMBtu volumes:
Swap contracts (e)	201,739	19,795	5,000	—	$49,724
Weighted average fixed price per MMbtu	$7.45	$8.53	$7.73	$—
Average forward NYMEX gas prices (b)(d)	$7.22	$7.69	$8.32	$—

_____________

(a)

Subsequent to September 30, 2008, the Company reduced its 2009 oil hedge positions by terminating the following oil swap and collar contracts included in the table above: (i) 5,500 Bbls per day of swap contracts with a weighted average fixed price of $70.42 per Bbl; and (ii) 3,000 Bbls per day of collar contracts having a weighted average floor price of $76.67 and a weighted average ceiling price of $117.67 per bbl.

(b)	The average forward NYMEX oil and gas prices are based on November 4, 2008 market quotes.
(c)

Forward Mont Belvieu NGL prices are not available as formal market quotes. These forward prices represent estimates as of October 31, 2008 provided by third parties who actively trade in the derivatives.

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

(e)

Subsequent to September 30, 2008, the Company reduced its fourth quarter 2008 gas hedge positions by terminating the following swap contracts included in the table above: (i) 15,000 MMBtu per day of November and December 2008 production at a weighted average price of $8.24 per MMBtu and (ii) 35,000 MMBtu per day of December 2008 production at a weighted average price of $7.17. The Company also reduced its 2009 gas hedge positions by terminating swap contracts for 30,000 MMBtu per day of first quarter 2009 production at a weighted average price of $9.49 per MMBtu.

PIONEER NATURAL RESOURCES COMPANY

Item 4.Controls and Procedures

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, under the headings "Item 1. Business – Competition, Markets and Regulations," "Item 1A. Risk Factors" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Company's business, financial condition or future results. Except as stated below, there has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.

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

As previously disclosed in the Company's Annual Report on Form 10-K, including in "Item 1. Business — Competition, Markets and Regulations," the Company's business is regulated by a variety of federal, state, local and foreign laws and regulations. For example, our properties located in Colorado are subject to the authority of the Colorado Oil & Gas Conservation Commission (the "COGCC").  The COGCC has published proposed rules that could increase the Company's costs of permitting and environmental compliance. The COGCC initiated formal rule-making in the first quarter of 2008, and final rules could be effective during the second quarter of 2009. While this regulatory development has not adversely affected the Company's operations to date, these additional rules could cause additional costs, delay and uncertainty in the Company's operations in Colorado and may be emulated in other jurisdictions in which the Company operates. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations. See "Item 1. Business — Competition, Markets and Regulations" in the Annual Report on Form 10-K for additional discussion regarding government regulation.

Our expectations for future drilling activities will be realized over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing.

The Company has identified drilling locations and prospects for infill drilling and enhanced recovery activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs and drilling results. Because of these uncertainties, the Company can not give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling and secondary activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's financial condition and results of operations.

PIONEER NATURAL RESOURCES COMPANY

The failure by counterparties to the Company's hedging activities to perform their obligations could have a material adverse effect on the Company's results of operations.

To achieve more predictable cash flow and to reduce the Company's exposure to adverse fluctuations in the prices of oil, NGL and gas, the Company's strategy is to enter into derivative arrangements covering a portion of its oil, NGL and gas production. The use of hedging transactions involves the risk that the counterparties will be unable to meet the financial terms of such transactions. The Company's derivative contracts are with multiple counterparties to mitigate its exposure to any individual counterparty. If any of these counterparties were to default in its obligations under the Company's hedging arrangements, such a default could have a material, adverse effect on the Company's results of operations, and could result in a larger percentage of the Company's future production being subject to commodity price changes. In addition, in light of the current economic outlook, it is possible that fewer counterparties will participate in hedging transactions, which could result in a greater concentration of the Company's exposure to any one counterparty, or a larger percentage of the Company's future production could be subject to commodity price changes.

A failure by purchasers of the Company's production to perform their obligations to the Company could require the Company to recognize a pre-tax charge in earnings and have a material adverse effect on the Company's results of operation.

Recently, there has been a significant decline in the credit markets and the availability of credit, and equity values have substantially declined. To the extent that purchasers of the Company's production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations to the Company. If for any reason the Company were to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of the Company's production were uncollectible, the Company would recognize a pre-tax charge in the earnings of that period for the probable loss.

The Company may not be able to obtain funding, obtain funding on acceptable terms or obtain funding under its current credit facility because of the deterioration of the credit and capital markets. This may hinder or prevent the Company from meeting its future capital needs.

Global financial markets and economic conditions have been, and continue to be, disrupted and volatile. The debt and equity capital markets have been exceedingly distressed. These issues, along with significant write-offs in the financial services sector, the repricing of credit risk and the current weak economic conditions have made, and will likely continue to make, it difficult to obtain funding. In addition, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity at all or on terms similar to the Company's current debt and reduced and, in some cases, ceased to provide funding to borrowers. In addition, the Company may be unable to obtain adequate funding under its current credit facility because (i) the Company's lending counterparties may be unwilling or unable to meet their funding obligations or (ii) the amount the Company may borrow under its current credit facility could be reduced as a result of lower oil, NGL or gas prices, declines in reserves, lending requirements or regulations, or for other reasons. Due to these factors, the Company cannot be certain that funding will be available if needed and to the extent required, on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, the Company may be unable to implement its business plans, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures any of which could have a material adverse effect on the Company's production, revenues and results of operations.

Declining general economic, business or industry conditions may have a material adverse affect on the Company's results of operations.

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of recession or slower global economic growth going forward.

PIONEER NATURAL RESOURCES COMPANY

These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and a possible recession. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices, both of which have contributed to a decline in the Company's share price and corresponding market capitalization. If the economic climate in the United States or abroad continues to deteriorate, demand for petroleum products could diminish, which could impact the price at which the Company can sell its oil, NGLs and gas and ultimately decrease the Company's net revenue and profitability.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended September 30, 2008:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)

July 2008	—	$—	—
August 2008	513,425	$57.15	488,500
September 2008	532,209	$55.14	532,200
Total	1,045,634	$56.13	1,020,700	$467,334,523

_____________

(a)	Amounts include shares withheld to satisfy tax withholding on employees' share-based awards.
(b)	During 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company's common stock.

Item 6.	Exhibits

Exhibits

Exhibit Number		Description
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: November 7, 2008	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: November 7, 2008	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

Exhibit Index

Exhibit Number		Description
31.1 (a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2 (a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1 (b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2 (b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

_____________

(a) Filed herewith.

(b) Furnished herewith.