Form 10-Q/A
period 2009-06-30
PIONEER NATURAL RESOURCES CO
filed 2009-08-12
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of Common Stock outstanding as of August 6, 2009                          115,064,128

PIONEER NATURAL RESOURCES COMPANY

Explanatory Note

Pioneer Natural Resources Company (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 10, 2009 (the “original filing date”) to provide Exhibit 101 in accordance with Rule 405 (a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PIONEER NATURAL RESOURCES COMPANY

Item 6.	Exhibits

Exhibits

Exhibit Number			Description

10.1		—	Second Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective May 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 28, 2009).
10.2		—	Third Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).
10.3		—	Fourth Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).
10.4	(a)	—	Amendment No. 1 to the Company’s Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009.
10.5	(a)	—	First Amendment to the Pioneer USA 401(k) and Matching Plan, effective January 1, 2009.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	(c)	—	XBRL Instance Document.
101.SCH	(c)	—	XBRL Taxonomy Extension Schema
101.CAL	(c)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	(c)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	(c)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	(c)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Previously filed.
(b)	Previously furnished.
(c)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: August 12, 2009	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: August 12, 2009	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer