Form 10-Q
period 2010-05-05
PIONEER NATURAL RESOURCES CO
filed 2010-05-06
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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
Yes   ☒         No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒          No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐      No   ☒

Number of shares of Common Stock outstanding as of May 3, 2010	115,929,792

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

These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements (including joint venture agreements) with third parties on mutually acceptable terms, international operations and associated international political and economic instability, litigation, the costs and results of drilling and operations, access to and availability of drilling equipment and transportation, processing and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and resource potential and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impact of climate change, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations", "Part I, Item 1A. Risk Factors", “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  The Company undertakes no duty to publicly update these statements except as required by law.

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

•	"BOEPD" means BOE per day.
•	"Btu" means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.
•	"CBM" means coal bed methane.
•	"DD&A" means depletion, depreciation and amortization.
•	"GAAP" means accounting principles that are generally accepted in the United States of America.
•	"LIBOR" means London Interbank Offered Rate, which is a market rate of interest.
•	"MBbl" means one thousand Bbls.
•	"MBOE" means one thousand BOEs.
•	"Mcf" means one thousand cubic feet and is a measure of natural gas volume.
•	"MMBbl" means one million Bbls.
•	"MMBOE" means one million BOEs.
•	"MMBtu" means one million Btus.
•	"MMcf" means one million cubic feet.
•	"MMcfpd" means one million cubic feet per day.
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
•
"proved reserves" means the quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

(i) The area of the reservoir considered as proved includes: (A) The area identified by drilling and limited by fluid contacts, if any, and (B) Adjacent undrilled portions of the reservoir that can, with reasonable certainty, be judged to be continuous with it and to contain economically producible oil or gas on the basis of available geosciences and engineering data.
(ii) In the absence of data on fluid contacts, proved quantities in a reservoir are limited by the lowest known hydrocarbons as seen in a well penetration unless geoscience, engineering, or performance data and reliable technology establishes a lower contact with reasonable certainty.
(iii) Where direct observation from well penetrations has defined a highest known oil elevation and the potential exists for an associated gas cap, proved oil reserves may be assigned in the structurally higher portions of the reservoir only if geoscience, engineering, or performance data and reliable technology establish the higher contact with reasonable certainty.
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

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,540	$27,368
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,415 and $1,310 as of
March 31, 2010 and December 31, 2009, respectively	260,688	330,711
Due from affiliates	593	1,037
Income taxes receivable	3,758	25,022
Inventories	120,750	139,177
Prepaid expenses	8,551	9,011
Deferred income taxes	-	26,857
Other current assets:
Derivatives	154,732	48,713
Other, net of allowance for doubtful accounts of $2,137 and $5,689 as of
March 31, 2010 and December 31, 2009, respectively	3,414	8,222
Total current assets	587,026	616,118
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	10,388,312	10,276,244
Unproved properties	269,029	236,660
Accumulated depletion, depreciation and amortization	(3,059,087)	(2,946,048)
Total property, plant and equipment	7,598,254	7,566,856
Deferred income taxes	491	387
Goodwill	308,831	309,259
Other property and equipment, net	188,504	154,830
Other assets:
Derivatives	118,318	43,631
Other, net of allowance for doubtful accounts of $11,177 and $7,300 as of
March 31, 2010 and December 31, 2009, respectively	171,231	176,184
	$8,972,655	$8,867,265

The financial information included as of March 31, 2010 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable:
Trade	$246,276	$221,359
Due to affiliates	13,530	32,224
Interest payable	33,695	47,009
Income taxes payable	15,875	17,411
Deferred income taxes	-	128
Other current liabilities:
Derivatives	90,753	116,015
Deferred revenue	78,816	90,215
Other	42,742	46,830
Total current liabilities	521,687	571,191

Long-term debt	2,647,604	2,761,011
Derivatives	76,819	133,645
Deferred income taxes	1,589,275	1,470,899
Deferred revenue	75,937	87,021
Other liabilities	177,705	200,467
Stockholders' equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 126,055,152 and
125,203,502 shares issued at March 31, 2010 and December 31, 2009, respectively	1,260	1,252
Additional paid-in capital	2,997,656	2,981,450
Treasury stock, at cost: 10,983,758 and 10,828,171 at March 31, 2010
and December 31, 2009, respectively	(423,978)	(415,211)
Retained earnings	1,156,578	917,688
Accumulated other comprehensive income - deferred hedge gains, net of tax	39,450	51,009
Total stockholders' equity attributable to common stockholders	3,770,966	3,536,188
Noncontrolling interests in consolidated subsidiaries	112,662	106,843
Total stockholders' equity	3,883,628	3,643,031
Commitments and contingencies
	$8,972,655	$8,867,265

The financial information included as of March 31, 2010 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues and other income:
Oil and gas	$507,796	$367,851
Interest and other	19,803	10,660
Derivative gains, net	265,476	99,863
Gain (loss) on disposition of assets, net	16,943	(115)
Hurricane activity, net	7,410	(375)
	817,428	477,884
Costs and expenses:
Oil and gas production	89,715	110,431
Production and ad valorem taxes	27,061	27,699
Depletion, depreciation and amortization	150,768	188,144
Impairment of oil and gas properties	-	21,091
Exploration and abandonments	20,797	31,170
General and administrative	40,948	34,654
Accretion of discount on asset retirement obligations	2,960	2,752
Interest	47,523	41,138
Other	16,576	31,389
	396,348	488,468

Income (loss) from continuing operations before income taxes	421,080	(10,584)
Income tax benefit (provision)	(160,474)	741
Income (loss) from continuing operations	260,606	(9,843)
Loss from discontinued operations, net of tax	-	(970)
Net income (loss)	260,606	(10,813)
Net income attributable to the noncontrolling interests	(15,352)	(3,793)
Net income (loss) attributable to common stockholders	$245,254	$(14,606)

Basic earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$2.09	$(0.12)
Loss from discontinued operations attributable to common stockholders	-	(0.01)
Net income (loss) attributable to common stockholders	$2.09	$(0.13)

Diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$2.08	$(0.12)
Loss from discontinued operations attributable to common stockholders	-	(0.01)
Net income (loss) attributable to common stockholders	$2.08	$(0.13)

Weighted average shares outstanding:
Basic	114,655	114,242
Diluted	115,462	114,242

Dividends declared per share	$0.04	$0.04

Amounts attributable to common stockholders:
Income (loss) from continuing operations	$245,254	$(13,636)
Loss from discontinued operations	-	(970)
Net income (loss)	$245,254	$(14,606)

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except dividends per share)
(Unaudited)

		Stockholders' Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
Balance as of December 31, 2009	114,375	$1,252	$2,981,450	$(415,211)	$917,688	$51,009	$106,843	$3,643,031
Dividends declared ($0.04 per share)	-	-	-	-	(4,736)	-	-	(4,736)
Exercise of long-term incentive plan stock options	110	-	-	4,211	(1,628)	-	-	2,583
Treasury stock purchases to satisfy employee
tax withholding obligations	(265)	-	-	(12,978)	-	-	-	(12,978)
Tax benefit related to stock-based compensation	-	-	6,705	-	-	-	-	6,705
Compensation costs:
Vested compensation awards, net	851	8	(8)	-	-	-	-	-
Compensation costs included in net income	-	-	9,509	-	-	-	253	9,762
Cash contributions from noncontrolling interests	-	-	-	-	-	-	1,151	1,151
Cash distributions to noncontrolling interests	-	-	-	-	-	-	(6,605)	(6,605)
Net income	-	-	-	-	245,254	-	15,352	260,606
Other comprehensive loss:
Deferred hedging activity, net of tax:
Net hedge gains included in continuing operations	-	-	-	-	-	(11,559)	(4,332)	(15,891)
Balance as of March 31, 2010	115,071	$1,260	$2,997,656	$(423,978)	$1,156,578	$39,450	$112,662	$3,883,628

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$260,606	$(10,813)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	150,768	188,144
Impairment of oil and gas properties	-	21,091
Exploration expenses, including dry holes	3,566	18,249
Deferred income taxes	158,456	(10,510)
(Gain) loss on disposition of assets, net	(16,943)	115
Accretion of discount on asset retirement obligations	2,960	2,752
Discontinued operations	-	4,373
Interest expense	7,408	6,609
Derivative related activity	(281,871)	(111,285)
Amortization of stock-based compensation	9,624	9,297
Amortization of deferred revenue	(22,483)	(36,720)
Other noncash items	(2,176)	10,694
Change in operating assets and liabilities
Accounts receivable, net	48,080	42,221
Income taxes receivable	21,264	44,936
Inventories	17,429	(34,470)
Prepaid expenses	435	1,960
Other current assets	1,226	26,057
Accounts payable	(34,296)	(111,450)
Interest payable	(13,314)	(15,576)
Income taxes payable	(1,536)	8,541
Other current liabilities	(9,840)	(29,794)
Net cash provided by operating activities	299,363	24,421
Cash flows from investing activities:
Proceeds from disposition of assets	34,985	200
Additions to oil and gas properties	(156,529)	(164,527)
Additions to other assets and other property and equipment, net	(44,999)	(6,736)
Net cash used in investing activities	(166,543)	(171,063)
Cash flows from financing activities:
Borrowings under long-term debt	87,154	172,000
Principal payments on long-term debt	(206,264)	(1,000)
Contributions from noncontrolling interests	1,151	150
Distributions to noncontrolling interests	(6,605)	(4,990)
Borrowings (payments) of other liabilities	2,818	(335)
Exercise of long-term incentive plan stock options	2,583	954
Purchases of treasury stock	(12,978)	(20,119)
Excess tax (provisions) benefits from share-based payment arrangements	6,705	(3,879)
Payment of financing fees	(147)	-
Dividends paid	(65)	-
Net cash provided by (used in) financing activities	(125,648)	142,781
Net increase (decrease) in cash and cash equivalents	7,172	(3,861)
Cash and cash equivalents, beginning of period	27,368	48,337
Cash and cash equivalents, end of period	$34,540	$44,476

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net income (loss)	$260,606	$(10,813)
Other comprehensive loss:
Hedge fair value changes, net	-	12,974
Net hedge gains included in continuing operations	(20,926)	(39,168)
Income tax provision	5,035	9,534
Other comprehensive loss	(15,891)	(16,660)
Comprehensive income (loss)	244,715	(27,473)
Comprehensive income attributable to noncontrolling interest	(11,036)	(1,788)
Comprehensive income (loss) attributable to common stockholders	$233,679	$(29,261)

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE A.           Organization and Nature of Operations

Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange.  The Company is a large independent oil and gas exploration and production company with continuing operations in the United States, South Africa and Tunisia.

NOTE B.           Basis of Presentation

Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted in this Report pursuant to the rules and regulations of the SEC.  These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Discontinued operations. During June and August 2009, the Company sold substantially all of its Mississippi assets and shelf properties in the Gulf of Mexico, respectively. Accordingly, the Company has recast its accompanying consolidated statements of operations and cash flows for the three months ended March 31, 2009 to reflect the results of operations of both of these asset groups as discontinued operations, rather than as components of continuing operations.

Allowances for doubtful accounts.  As of March 31, 2010 and December 31, 2009, the Company's allowances for doubtful accounts totaled $14.7 million and $14.3 million, respectively. Changes in the Company’s allowance for doubtful accounts during the three months ended March 31, 2010 are summarized in the following table:

Three Months Ended March 31, 2010

Beginning allowance for doubtful accounts balance	$14,299
Amount recorded in other expense for bad debt expense	224
Other net increases	206

Ending allowance for doubtful accounts balance	$14,729

Inventories.  Inventories consisted of $187.0 million and $205.6 million of materials and supplies and $4.0 million and $3.2 million of commodities as of March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010 and December 31, 2009, the Company's materials and supplies inventory was net of $1.6 million and $5.2 million, respectively, of valuation reserve allowances. As of March 31, 2010 and December 31, 2009, the Company estimated that $70.2 million and $69.6 million, respectively, of its materials and supplies inventory would not be utilized within one year. Accordingly, those inventory values have been classified as other noncurrent assets in the accompanying consolidated balance sheets.

Derivatives and hedging. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Company discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Company’s discontinuance of hedge accounting on February 1, 2009 were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax ("AOCI – Hedging"), in the stockholders' equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the hedged transactions are recognized in the Company's earnings. Since February 1, 2009, the Company has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and master netting counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties' credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Company's and Pioneer Southwest Energy Partners L.P.’s ("Pioneer Southwest," a majority-owned and consolidated subsidiary) credit-adjusted risk-free rate curves. The credit-adjusted risk-free rates are based on an independent market-quoted credit default swap rate curve for the Company's or the counterparties' debt plus the United States Treasury Bill yield curve as of March 31, 2010.  Pioneer Southwest’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate ("LIBOR") curves plus 250 basis points, representing Pioneer Southwest’s estimated borrowing rate.

Goodwill. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2009, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment. During March 2010, the Company sold a portion of its oil and gas properties in the Uinta/Piceance area for $8.2 million of net proceeds, including customary closing adjustments. Associated therewith, the Company reduced its goodwill attributable to the Uinta/Piceance properties by $414 thousand.

Noncontrolling interest in consolidated subsidiaries. The Company owns a 0.1 percent general partner interest and a 61.9 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties previously owned by the Company in the Spraberry field in the Permian Basin of West Texas. The financial position, results of operations, and cash flows of Pioneer Southwest are consolidated with those of the Company.

In addition to Pioneer Southwest, the Company owns the majority interests in certain other subsidiaries with operations in the United States.  Noncontrolling interest in the net assets of consolidated subsidiaries totaled $112.7 million and $106.8 million as of March 31, 2010 and December 31, 2009, respectively.  The Company recorded net income attributable to the noncontrolling interests of $15.4 million for the three months ended March 31, 2010, (principally related to Pioneer Southwest) compared to $3.8 million for the three months ended March 31, 2009, respectively.

Stock-based compensation.  For stock-based compensation equity awards, compensation expense is being recognized in the Company's financial statements on a straight line basis over the awards' vesting periods based on their fair values on the dates of grant. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the prior day's closing stock price on the date of grant for the fair value of restricted stock awards, (iii) the Monte Carlo simulation method for the fair value of performance unit awards and (iv) a probabilistic forecasted fair value method for series B unit awards in the Company’s majority-owned drilling subsidiary, Sendero Drilling Company, LLC ("Sendero").

Stock-based compensation liability awards are awards that are expected to be settled wholly or partially in cash on their vesting dates, rather than in equity shares or units.  Stock-based liability awards are recorded as accounts payable - affiliates based on the vested portion of the fair value of the awards on the balance sheet date.  The fair values of liability awards are updated at each balance sheet date and changes in the periodic fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense in the periods of change.  During February 2010, the Company issued 208,620 restricted stock awards to employees that represent liability awards.  As of March 31, 2010, accounts payable – affiliates includes $326 thousand of liabilities attributable to the liability awards.

For the three months ended March 31, 2010, the Company recorded $9.8 million of stock-based compensation costs for all plans, as compared to $9.3 million for the same period of 2009.

In accordance with GAAP, the Company's issued shares, as reflected in the consolidated balance sheets at March 31, 2010 and December 31, 2009, do not include 846,312 and 979,493 common shares, respectively, associated with unvested stock-based compensation awards that have voting rights.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table summarizes all Pioneer equity and liability stock-based awards, lapses and forfeitures that occurred during the three months ended March 31, 2010:

	Restricted Stock Awards	Performance Units	Stock Options

Awards (a)	678,977	74,482	116,120
Lapsed restrictions	756,890	137,659	-
Exercises	-	-	109,595
Forfeitures	27,600	-	1,066
______
(a)	Restricted stock awards include 208,620 of liability awards.

Subsidiary issuances of unit-based compensation.  During the three months ended March 31, 2010, Pioneer Natural Resources GP LLC (the “General Partner”), the general partner of Pioneer Southwest, awarded phantom units to certain members of management of the General Partner under Pioneer Southwest’s long-term incentive plan (the "Phantom Units").  The Phantom Units entitle the recipients to 35,118 common units of Pioneer Southwest after a three-year vesting period.  Associated therewith, Pioneer Southwest and the Company recorded $22 thousand of compensation expense during the three months ended March 31, 2010.  During the three months ended March 31, 2010, Sendero entered into Restricted Unit Agreements with two key employees, relating to series B units in Sendero.  The series B unit awards vest over a five-year period and do not earn equity rights unless certain defined performance conditions are achieved by Sendero.  Associated therewith, the Company recorded $184 thousand of compensation expense during the three months ended March 31, 2010.

As of March 31, 2010, there was $79.1 million of unrecognized compensation expense related to unvested share- and unit-based compensation plan awards, including $11.4 million attributable to liability awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

New accounting pronouncements. During February 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events (Topic 855)". ASU No. 2010-09 amends Accounting Standards Codification ("ASC") Topic 855 to include the definition of "SEC filer" and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010.  See Note S for the Company's disclosures of subsequent events.

Fair value measurements and disclosures. During January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)".  ASU No. 2010-06 amends ASC Topic 820 to (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements.  ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010.  See Note D for the Company's disclosures about fair value measurements.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table reflects the Company's capitalized exploratory well activity during the three months ended March 31, 2010:

Three Months Ended March 31, 2010

Beginning capitalized exploratory well costs	$127,574
Additions to exploratory well costs pending the
determination of proved reserves	38,122
Reclassification due to determination of proved reserves	(28,245)
Exploratory well costs charged to exploration expense	130

Ending capitalized exploratory well costs	$137,581

The following table provides an aging, as of March 31, 2010 and December 31, 2009 of capitalized exploratory well costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	March 31, 2010	December 31, 2009
	(in thousands, except well counts)

Capitalized exploratory well costs that have been suspended:
One year or less	$22,848	$21,634
More than one year	114,733	105,940

	$137,581	$127,574

Number of projects with exploratory well costs that have
been suspended for a period greater than one year	8	8

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of March 31, 2010:

	Total	2010	2009	2008	2007	2006
	(in thousands)

United States:
Cosmopolitan Unit	$75,219	$8,305	$8,253	$6,344	$51,488	$829
Other	5,918	294	797	4,827	-	-
Tunisia	33,596	194	466	29,006	(15)	3,945
Total	$114,733	$8,793	$9,516	$40,177	$51,473	$4,774

Cosmopolitan Unit. The Company owns a 100 percent working interest in, and is the operator of, the Cosmopolitan Unit in the Cook Inlet of Alaska. During 2007, the Company drilled the Hansen #1A L1 well, a lateral sidetrack from an existing wellbore, to appraise the resource potential of the unit. The initial unstimulated production test results were encouraging. As a result, the Company began project permitting and facilities planning during 2008. During 2009, the Company continued progress on engineering studies and commenced a workover of the Hansen #1A-L1 well.  During the three months ended March 31, 2010, the Company completed the Hansen #1A-L1 workover, fracture-stimulated the well and began flow testing the well.  During 2010, the Company plans to evaluate the production flow rate information from the Hansen #1A-L1 well, progress project permitting and develop plans for a second well to further delineate the extent of the unit's resource potential.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Tunisia – Cherouq. The Company has $17.8 million of suspended well costs recorded for the Hayatt #1 well in the Company’s Cherouq production concession area, which is operated by the Company. The Hayatt #1 well began drilling in April 2008 to test several targeted formations. Mechanical failures were encountered during the testing of the well that did not allow completion of the formation assessments. The Company has project personnel at appropriate levels committed to and actively participating in analyzing seismic and other data to determine the optimal plan forward for completing the well, which may utilize the existing wellbore or a new wellbore adjacent to the existing well. The Company expects to finalize its Hayatt #1 plans during 2010 or early 2011 and execute well completion plans during 2011.

Tunisia – Borj El Khadra. The Company has $7.7 million of suspended well costs attributable to the Nahkil #1 and Abir #1 wells in the Borj El Khadra exploration permit area, which is operated by a third-party. The Nahkil #1 well encountered oil-bearing sands and the Abir #1 well encountered gas-bearing sands. The Company does not record proved reserves associated with discoveries in exploration permit areas until a production concession is granted. The third-party operator and the Company have project personnel at appropriate levels committed to and actively participating in infrastructure planning and assessment of the permit area.  During the first quarter of 2010, a $13.8 million 3-D seismic program was initiated and plans include the drilling of an additional exploration well in the permit area during 2010.  Additionally, project personnel are evaluating the feasibility of using production handling facilities on a nearby production concession to transport Abir #1 production to sales markets.

Tunisia – Anaguid. The Company has $8.1 million of suspended well costs attributable to the Durra #1 well on the Anaguid exploration permit. Project personnel at appropriate levels are committed to and actively participating in the assessment of the Durra #1 well and the Anaguid exploration permit area.  During April 2010, the Company and other project participants formally submitted a plan of development for the conversion of the Durra #1 discovery into a concession agreement. Development activities are being formulated to commence production and drilling activities if the plan of development is approved.

NOTE D.          Disclosures About Fair Value Measurements

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2010
	(in thousands)
Assets:
Trading securities	$268	$106	$-	$374
Commodity derivatives	-	258,684	3,962	262,646
Interest rate derivatives	-	10,404	-	10,404
Deferred compensation plan assets	29,854	-	-	29,854
Notes receivable	-	-	1,529	1,529
Total assets	$30,122	$269,194	$5,491	$304,807

Liabilities:
Commodity derivatives	$-	$144,449	$5,285	$149,734
Interest rate derivatives	-	17,838	-	17,838
Pioneer credit facility	-	141,638	-	141,638
Pioneer Southwest credit facility	-	64,142	-	64,142
5.875% senior notes due 2016	447,416	-	-	447,416
6.65% senior notes due 2017	485,100	-	-	485,100
6.875% senior notes due 2018	450,624	-	-	450,624
7.50% senior notes due 2020	459,000	-	-	459,000
7.20% senior notes due 2028	232,650	-	-	232,650
2.875% senior convertible notes due 2038 (a)	551,256	-	-	551,256
Total liabilities	$2,626,046	$368,067	$5,285	$2,999,398
__________
(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege. At the issuance date, the conversion privilege was valued at $81.1 million.

The following table presents the changes in the fair values of the Company's notes receivable and natural gas liquid ("NGL") derivative liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2010
	NGL Swap Contracts	Notes Receivable	Total
	(in thousands)

Beginning balance	$(12,904)	$4,727	$(8,177)
Total gains (losses):
Net unrealized gains included in earnings (a)	13,421	-	13,421
Net realized losses transferred to earnings (a)	(3,080)	-	(3,080)
Notes receivable valuation allowance included in earnings (b)	-	(120)	(120)
Settlements (c)	1,240	(3,078)	(1,838)
Ending balance	$(1,323)	$1,529	$206
__________
(a)
The hedge-effective portions of realized gains and losses on commodity derivatives in AOCI – Hedging are included in oil and gas revenues, while non-hedge derivatives or ineffective portions of realized and unrealized hedge gains and losses are included in derivative gains, net in the accompanying consolidated statements of operations.

(b)	The valuation allowance associated with the Company's notes receivable is included in other expense in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

(c)	During the first quarter of 2010, the Company took possession of the drilling rig that represented $3.0 million of collateral value associated with its notes receivable.

The following table presents the carrying amounts and fair values of the Company's financial instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in thousands)
Assets:
Commodity price derivatives	$262,646	$262,646	$84,080	$84,080
Interest rate derivatives	$10,404	$10,404	$8,264	$8,264
Trading securities	$374	$374	$335	$335
Deferred compensation plan assets	$29,854	$29,854	$27,890	$27,890
Notes receivable	$1,529	$1,529	$4,727	$4,727
Liabilities:
Commodity price derivatives	$149,734	$149,734	$223,555	$223,555
Interest rate derivatives	$17,838	$17,838	$26,105	$26,105
Pioneer credit facility	$125,000	$141,638	$240,000	$259,461
Pioneer Southwest credit facility	$69,000	$64,142	$67,000	$61,718
5.875 % senior notes due 2012	$-	$-	$6,168	$6,154
5.875 % senior notes due 2016	$390,986	$447,416	$389,109	$437,170
6.65 % senior notes due 2017	$483,946	$485,100	$483,914	$472,546
6.875 % senior notes due 2018	$449,169	$450,624	$449,161	$438,402
7.50 % senior notes due 2020	$446,236	$459,000	$446,172	$449,566
7.20 % senior notes due 2028	$249,924	$232,650	$249,924	$230,868
2.875% senior convertible notes due 2038 (a)	$433,343	$551,256	$429,563	$508,320
__________
(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege. At the issuance date, the conversion privilege was valued at $81.1 million.

Trading securities and deferred compensation plan assets.  The Company's trading securities represent equity securities that are not actively traded on major exchanges and trading securities that are actively traded on major exchanges. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges plus unallocated contributions as of the measurement date. As of March 31, 2010, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs except inputs for trading securities that are not actively traded on major exchanges, which were provided by broker quotes representing Level 2 inputs.

Notes receivable. The fair value of the Company's notes receivable approximates the carrying values based on the adequacy of the collateral security and interest yields.  The balance of the Company's notes receivable is included in other current assets in the accompanying consolidated balance sheets.

Interest rate derivatives.  The Company’s interest rate derivative assets and liabilities as of March 31, 2010 represent (i) swap contracts for $189 million notional amount of debt, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate and (ii) swap contracts for $460 million notional amount of debt, whereby the Company pays a variable LIBOR-based rate and the counterparty pays a fixed rate of interest. The net derivative liability values attributable to the Company’s interest rate derivative contracts as of March 31, 2010 are based on (i) the contracted notional amounts, (ii) LIBOR rate yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Commodity derivatives.  The Company's commodity derivatives represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts (which are also known as three-way collar contracts). The Company's oil and gas swap, collar and three-way collar derivative contract asset and liability measurements represent Level 2 inputs in the hierarchy priority while NGL derivative contract asset and liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives. The Company's oil derivatives are swap, collar and three-way collar contracts for notional barrels ("Bbls") of oil at fixed (in the case of swap contracts) or interval (in the case of collar and three-way collar contracts) New York Mercantile Exchange ("NYMEX") West Texas Intermediate ("WTI") oil prices. The asset and liability values attributable to the Company's oil derivatives as of March 31, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company's collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

NGL derivatives. The Company's NGL derivatives include swap and collar contracts for notional blended Bbls of Mont Belvieu-posted-price NGLs or NGL component prices per Bbl. The Company has also entered into NGL swaps under terms whereby the Company pays variable NGL component market prices and receives a percentage of NYMEX WTI market prices ("NGL Percentage of WTI Oil Prices").  The NGL Percentage of WTI Oil Prices contracts provide greater correlation between changes in certain components of the NGL stream and NYMEX WTI oil prices, including the effects of the derivatives. The asset and liability values attributable to the Company's NGL derivatives as of March 31, 2010 are based on (i) the contracted notional volumes, (ii) average forward Mont Belvieu-posted-price quotes and NGL component price quotes supplied by independent brokers who are active in buying and selling NGL derivative contracts, (iii) independent active NYMEX futures price quotes for WTI oil and (iv) the applicable credit-adjusted risk-free rate yield curve. The implied rates of volatility inherent in the Company’s collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling NGL options.

Gas derivatives. The Company's gas derivatives are swap, collar and three-way collar contracts for notional MMBtus of gas contracted at various posted price indexes, including NYMEX Henry Hub ("HH") swap contracts coupled with basis swap contracts that convert the HH price index point to other price indexes. The asset and liability values attributable to the Company's gas derivative contracts as of March 31, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) averages of forward posted price quotes supplied by independent brokers who are active in buying and selling gas derivatives at the indexes other than HH, which were corroborated by market-quoted forward index prices, (iv) the applicable credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company's collar contracts and three-way collar contracts were determined based on average volatility factor quotes provided by independent brokers who are active buying and selling gas options and corroborated by market-quoted volatility quotes.

Credit facilities. The fair value of each credit facility is based on (i) contractual interest and fees, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve.

Senior notes. The Company's senior notes represent debt securities that are actively traded on major exchanges.

NOTE E.	Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, which requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company's net operating loss carryforwards ("NOLs") and other deferred tax attributes in the U.S., state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2010 and December 31, 2009, the Company's valuation allowances (relating primarily to foreign tax jurisdictions) were $44.3 million and $44.2 million, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2010, the Company had no significant unrecognized tax benefits. The Company’s policy is to account for interest charges with respect to income taxes as interest expense and any penalties, with respect to income taxes, as other expense in the consolidated statements of operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2004. As of March 31, 2010, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

Income tax (provisions) benefits. The Company's income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Current:
U.S. federal	$(1,101)	$1,070
U.S. state	(1,324)	(677)
Foreign	407	(10,162)
	(2,018)	(9,769)
Deferred:
U.S. federal	(131,058)	3,008
U.S. state	(9,460)	243
Foreign	(17,938)	7,259
	(158,456)	10,510

Income tax (provision) benefit	$(160,474)	$741

NOTE F.          Long-term Debt

Senior notes redemption.  On March 15, 2010, the Company redeemed for cash all of its outstanding 5.875% senior notes due 2012 for $6.3 million, which represented the outstanding principal plus accrued and unpaid interest.

As of March 31, 2010, the Company and Pioneer Southwest were in compliance with all of their debt covenants.

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

All derivatives are recorded on the balance sheet at estimated fair value. Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date. The Company accounts for derivative instruments using the mark-to-market accounting method. The Company recognizes all future changes in the fair values of its derivative contracts as gains or losses in the earnings of the period in which they occur.

Changes in the fair value of effective cash flow hedges prior to the Company's discontinuance of hedge accounting on February 1, 2009 were recorded as a component of AOCI – Hedging, which has been or will be

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

transferred to earnings when the hedged transaction is recognized in earnings. Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 was recorded in the earnings of the period of change. The ineffective portion was calculated as the difference between the change in fair value of the hedge derivative and the estimated change in cash flows from the item hedged.

Fair value derivatives. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts, with the objective of reducing the Company's costs of capital. As of March 31, 2010 and December 31, 2009, the Company was not a party to any fair value hedges.

Cash flow derivatives. The Company utilizes commodity swap contracts, collar contracts, collar contracts with short puts and NGL Percentage Contracts of WTI Oil Prices to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company's indebtedness and forward currency exchange rate agreements to reduce the effect of exchange rate volatility.

Oil prices. All material physical sales contracts governing the Company's oil production have been tied directly or indirectly to NYMEX oil prices. The following table sets forth as of March 31, 2010 the volumes in Bbls underlying the Company's outstanding oil derivative contracts and the weighted average NYMEX prices per Bbl for those contracts:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average
Average daily oil production derivatives (a):
2010 – Swap contracts
Volume (Bbl)		2,500	2,500	2,500	2,500
Price per Bbl		$93.34	$93.34	$93.34	$93.34

2010 – Collar contracts with short puts
Volume (Bbl)		27,000	27,000	27,250	27,084
Price per Bbl:
Ceiling		$83.82	$83.82	$83.94	$83.86
Floor		$66.89	$66.89	$66.92	$66.90
Short put		$53.96	$53.96	$53.97	$53.97

2011 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$77.25	$77.25	$77.25	$77.25	$77.25

2011 – Collar contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl:
Ceiling	$170.00	$170.00	$170.00	$170.00	$170.00
Floor	$115.00	$115.00	$115.00	$115.00	$115.00

2011 – Collar contracts with short puts
Volume (Bbl)	37,000	37,000	37,000	37,000	37,000
Price per Bbl:
Ceiling	$99.22	$99.22	$99.22	$99.22	$99.22
Floor	$73.92	$73.92	$73.92	$73.92	$73.92
Short put	$59.41	$59.41	$59.41	$59.41	$59.41

2012 – Swap contracts
Volume (Bbl)	3,000	3,000	3,000	3,000	3,000
Price per Bbl	$79.32	$79.32	$79.32	$79.32	$79.32

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

2012 – Collar contracts with short puts
Volume (Bbl)	15,000	15,000	15,000	15,000	15,000
Price per Bbl:
Ceiling	$118.58	$118.58	$118.58	$118.58	$118.58
Floor	$81.00	$81.00	$81.00	$81.00	$81.00
Short put	$65.00	$65.00	$65.00	$65.00	$65.00

2013 – Swap contracts
Volume (Bbl)	3,000	3,000	3,000	3,000	3,000
Price per Bbl	$81.02	$81.02	$81.02	$81.02	$81.02

2013 – Collar contracts with short puts
Volume (Bbl)	1,250	1,250	1,250	1,250	1,250
Price per Bbl:
Ceiling	$111.50	$111.50	$111.50	$111.50	$111.50
Floor	$83.00	$83.00	$83.00	$83.00	$83.00
Short put	$68.00	$68.00	$68.00	$68.00	$68.00
_____________
(a)
Subsequent to March 31, 2010, the Company entered into collar contracts with short puts for (i) approximately 3,000 Bbls per day of the Company's remaining 2010 production with a ceiling price of $95.50 per Bbl, a floor price of $81.67 per Bbl and a short put price of $66.67 per Bbl and (ii) 12,000 Bbls per day of the Company's 2012 production with a ceiling price of $122.25 per Bbl, a floor price of $80.00 per Bbl and a short put price of $65.00 per Bbl.

Natural gas liquids prices.  All material physical sales contracts governing the Company's NGL production have been tied directly or indirectly to Mont Belvieu or NGL product component prices.  Historically, NGL market prices have correlated well with WTI oil prices.  The Company has entered into a limited number of NGL Percentage of WTI Oil Prices derivatives to reduce the risk of volatility in NGL to WTI price differentials.  The following table sets forth as of March 31, 2010 the volumes in Bbls under outstanding NGL derivative contracts and the weighted average Mont Belvieu-posted-prices or NGL component index prices per Bbl for those contracts:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average
Average daily NGL production derivatives (a):
2010 – Swap contracts
Volume (Bbl)		1,900	1,250	1,250	1,450
Price per Bbl		$48.17	$47.38	$47.38	$47.73

2010 – Collar contracts
Volume (Bbl)		2,000	2,000	2,000	2,000
Price per Bbl:
Ceiling		$49.98	$49.98	$49.98	$49.98
Floor		$41.58	$41.58	$41.58	$41.58

2010 – Percentage contracts of WTI oil prices
Volume (Bbl)		1,341	2,000	2,000	1,782
Percentage of WTI per Bbl		60%	60%	60%	60%

2011 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$34.65	$34.65	$34.65	$34.65	$34.65

2011 – Collar contracts
Volume (Bbl)	1,000	1,000	1,000	1,000	1,000
Price per Bbl:
Ceiling	$50.93	$50.93	$50.93	$50.93	$50.93
Floor	$42.21	$42.21	$42.21	$42.21	$42.21

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
2012 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$35.03	$35.03	$35.03	$35.03	$35.03
_____________
(a)
Subsequent to March 31, 2010, the Company converted NGL Percentage of WTI Oil Prices contracts to collar contracts with short puts for 2,000 Bbls per day of the Company's remaining 2010 production with a ceiling price of $58.92 per Bbl, a floor price of $47.64 per Bbl and a short put price of $38.71 per Bbl.

Gas prices. All material physical sales contracts governing the Company's gas production have been tied directly or indirectly to regional index prices where the gas is produced.  The Company uses derivative contracts to mitigate gas price volatility and reduce basis risk between NYMEX Henry Hub prices and actual index prices upon which the gas is sold. The following table sets forth as of March 31, 2010 the volumes in millions of British thermal units ("MMBtus") under outstanding gas derivative contracts and the weighted average index prices per MMBtu for those contracts:

	First	Second	Third	Fourth	Outstanding
	Quarter	Quarter	Quarter	Quarter	Average
Average daily gas production derivatives (a):
2010 – Swap contracts
Volume (MMBtu)		167,500	167,500	167,500	167,500
Price per MMBtu		$6.29	$6.26	$6.26	$6.27

2010 – Collar contracts
Volume (MMBtu)		40,000	40,000	40,000	40,000
Price per MMBtu:
Ceiling		$7.19	$7.19	$7.19	$7.19
Floor		$5.75	$5.75	$5.75	$5.75

2010 – Collar contracts with short puts
Volume (MMBtu)		95,000	95,000	95,000	95,000
Price per MMBtu:
Ceiling		$7.94	$7.94	$7.94	$7.94
Floor		$6.00	$6.00	$6.00	$6.00
Short put		$5.00	$5.00	$5.00	$5.00

2010 – Basis swap contracts
Volume (MMBtu)		295,000	295,000	248,587	279,473
Price per MMBtu		$(0.60)	$(0.60)	$(0.68)	$(0.62)

2011 – Swap contracts
Volume (MMBtu)	97,500	97,500	97,500	97,500	97,500
Price per MMBtu	$6.32	$6.32	$6.32	$6.32	$6.32

2011 – Collar contracts with short puts
Volume (MMBtu)	200,000	200,000	200,000	200,000	200,000
Price per MMBtu:
Ceiling	$8.55	$8.55	$8.55	$8.55	$8.55
Floor	$6.32	$6.32	$6.32	$6.32	$6.32
Short put	$4.88	$4.88	$4.88	$4.88	$4.88

2011 – Basis swap contracts
Volume (MMBtu)	120,000	120,000	120,000	120,000	120,000
Price per MMBtu	$(0.62)	$(0.62)	$(0.62)	$(0.62)	$(0.62)

2012 – Swap contracts
Volume (MMBtu)	2,500	2,500	2,500	2,500	2,500
Price per MMBtu	$6.77	$6.77	$6.77	$6.77	$6.77

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

2012 – Collar contracts with short puts
Volume (MMBtu)	190,000	190,000	190,000	190,000	190,000
Price per MMBtu:
Ceiling	$7.96	$7.96	$7.96	$7.96	$7.96
Floor	$6.12	$6.12	$6.12	$6.12	$6.12
Short put	$4.55	$4.55	$4.55	$4.55	$4.55

2012 – Basis swap contracts
Volume (MMBtu)	40,000	40,000	40,000	40,000	40,000
Price per MMBtu	$(0.47)	$(0.47)	$(0.47)	$(0.47)	$(0.47)

2013 – Swap contracts
Volume (MMBtu)	12,500	12,500	12,500	12,500	12,500
Price per MMBtu	$6.59	$6.59	$6.59	$6.59	$6.59

2013 – Collar contracts with short puts
Volume (MMBtu)	45,000	45,000	45,000	45,000	45,000
Price per MMBtu:
Ceiling	$7.49	$7.49	$7.49	$7.49	$7.49
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50

2013 – Basis swap contracts
Volume (MMBtu)	10,000	10,000	10,000	10,000	10,000
Price per MMBtu	$(0.71)	$(0.71)	$(0.71)	$(0.71)	$(0.71)

2014 – Collar contracts with short puts
Volume (MMBtu)	20,000	20,000	20,000	20,000	20,000
Price per MMBtu:
Ceiling	$8.29	$8.29	$8.29	$8.29	$8.29
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50
___________
(a)
Subsequent to March 31, 2010, the Company entered into additional (i) swap contracts for 5,000 MMBtu per day of the Company's 2012 and 2013 production at an average price of $5.80 per MMBtu and $6.04 per MMBtu, respectively, and (ii) gas collar contracts with short puts for 30,000 MMBtu per day of the Company's 2014 production with a ceiling price of $7.94 per MMBtu, a floor price of $6.00 per MMBtu and a short put price of $4.50 per MMBtu.

Interest rate. The following table sets forth as of March 31, 2010 the notional amount of the Company's debt under outstanding variable-for-fixed and fixed-for-variable interest rate swap contracts, the weighted average fixed annual interest rate and termination date for those contracts:

Type (a)	Notional Amount	Weighted Average Fixed Interest Rate	Termination Date
	(in thousands)

Variable-for-fixed	$189,000	3.0 percent	February 2011
Fixed-for-variable	$400,000	2.87 percent	July 2016
Fixed-for-variable	$60,000	3.21 percent	March 2017
___________
(a)
Subsequent to March 31, 2010, the Company entered into $10 million notional amount of fixed-for-variable interest rate derivatives at a weighted average fixed annual rate of 3.35 percent and a termination date of March 2017.

Tabular disclosure of derivative fair value. All of the Company's derivatives were made up of non-hedge derivatives as of March 31, 2010 and December 31, 2009, except for $13.5 million and $17.9 million of net obligations on terminated hedges, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following tables provide disclosure of the Company's derivative instruments:

Fair Value of Derivative Instruments as of March 31, 2010
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$177,724	Derivatives - current	$107,190
Interest rate derivatives	Derivatives - current	11,300	Derivatives - current	4,357
Commodity price derivatives	Derivatives - noncurrent	129,720	Derivatives - noncurrent	73,844
Interest rate derivatives	Derivatives - noncurrent	6,851	Derivatives - noncurrent	21,228
Total derivatives not designated as hedging instruments		325,595		206,619

Derivatives designated as hedging instruments (b)
Commodity price derivatives	Derivatives - current	456	Derivatives - current	13,954
Total derivatives designated as hedging instruments		456		13,954
Total derivatives		$326,051		$220,573

Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$66,442	Derivatives - current	$120,112
Interest rate derivatives	Derivatives - current	9,450	Derivatives - current	5,169
Commodity price derivatives	Derivatives - noncurrent	48,341	Derivatives - noncurrent	116,233
Interest rate derivatives	Derivatives - noncurrent	2,192	Derivatives - noncurrent	24,314
Total derivatives not designated as hedging instruments		126,425		265,828

Derivatives designated as hedging instruments (b)
Commodity price derivatives	Derivatives - current	-	Derivatives - current	17,913
Total derivatives designated as hedging instruments		-		17,913
Total derivatives		$126,425		$283,741
_____________
(a)
Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

(b)	Represent derivative obligations under terminated hedge arrangements.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI on Effective Portion
	Three Months Ended March 31,
	2010	2009
	(in thousands)

Interest rate derivatives	$-	$(433)
Commodity price derivatives	-	13,407
Total	$-	$12,974

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2010	2009
		(in thousands)

Interest rate derivatives	Interest expense	$(1,058)	$(2,254)
Interest rate derivatives	Derivative gains, net	(1,142)	-
Commodity price derivatives	Oil and gas revenue	23,126	41,422
Total		$20,926	$39,168

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Recognized in Earnings on Ineffective Portion	Amount of Gain/(Loss) Recognized in Earnings on Ineffective Portion
		Three Months Ended March 31,
		2010	2009
		(in thousands)

Commodity price derivatives	Derivative gains, net	$-	$(1)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivative	Amount of Gain (Loss) Recognized in Earnings on Derivative
		Three Months Ended March 31,
		2010	2009
		(in thousands)

Interest rate derivatives	Derivative gains, net	$11,399	$(932)
Commodity price derivatives	Derivative gains, net	255,219	100,795
Total		$266,618	$99,863

AOCI - Hedging.  As of March 31, 2010 and December 31, 2009, AOCI - Hedging represented net deferred gains of $39.5 million and $51.0 million, respectively.  The AOCI - Hedging balance as of March 31, 2010 was comprised of $95.7 million of net deferred gains on the effective portions of discontinued commodity hedges, $3.9 million of net deferred losses on the effective portions of discontinued interest rate hedges and $25.3 million of associated net deferred tax provisions, reduced by $27.0 million of AOCI – Hedging net deferred gains attributable to and classified as noncontrolling interests in consolidated subsidiaries.

During the twelve months ending March 31, 2011, the Company expects to reclassify $74.0 million of AOCI – Hedging net deferred gains to oil and gas revenues and $2.0 million of AOCI – Hedging net deferred losses to interest expense. The Company also expects to reclassify $19.9 million of net deferred income tax provisions associated with hedge derivatives during the twelve months ending March 31, 2011 from AOCI - Hedging to income tax expense. For the remaining nine months of 2010 and the years ending December 31, 2011 and 2012, the Company expects to reclassify deferred gains (losses) on discontinued commodity hedges of $66.0 million, $32.9 million and $(3.2) million, respectively, to oil and gas revenues.

NOTE H.          Asset Retirement Obligations

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities.  Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is employed in the calculations of asset retirement obligations. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Beginning asset retirement obligations	$166,434	$172,433
New wells placed on production and changes in estimates	278	39
Disposition of wells	(26,248)	-
Liabilities settled	(1,154)	(1,930)
Accretion of discount from continuing operations	2,960	2,752
Accretion of discount from discontinued operations	-	222

Ending asset retirement obligations	$142,270	$173,516

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.  As of March 31, 2010 and December 31, 2009, the current portions of the Company's asset retirement obligations were $12.3 million and $13.9 million, respectively.

NOTE I.          Postretirement Benefit Obligations

As of March 31, 2010 and December 31, 2009, the Company had $9.0 million and $9.1 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets.  These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of March 31, 2010 or December 31, 2009.  Other than participants in the Company's retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company's unfunded accumulated postretirement benefit obligations during the three months ended March 31, 2010 and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Beginning accumulated postretirement benefit obligations	$9,075	$9,612
Net benefit payments	(312)	(329)
Service costs	80	57
Accretion of interest	108	164

Ending accumulated postretirement benefit obligations	$8,951	$9,504

NOTE J.          Commitments and Contingencies

Legal actions. The Company is party to the legal action that is described below. The Company is also a party to other proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company will continue to evaluate its litigation on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

Colorado Notice of Violation. On May 13, 2008, the Company was served with a Notice of Violation/Cease and Desist Order by the State of Colorado Department of Public Health and Environmental Water Quality Control

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

Division (the “Division”). The Notice alleges violations of stormwater discharge permits in the Company's Raton Basin and former Lay Creek operations, specifically deficiencies in the Company's stormwater management plans, failure to implement and maintain best management practices to protect stormwater runoff and failure to conduct inspections of the stormwater management system. The Company is in advanced discussions with the Division to resolve this matter and does not believe that the outcome of this proceeding will materially impact the Company's liquidity, financial position or future results of operations.

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

NOTE K.          Net Income (Loss) Per Share Attributable To Common Stockholders

The Company’s basic net income (loss) per share attributable to common stockholders is computed as (i) net income (loss) attributable to common stockholders, (ii) less participating share- and unit-based basic earnings (iii) divided by weighted average basic shares outstanding. The Company’s diluted net income (loss) per share attributable to common stockholders is computed as (i) basic net income (loss) attributable to common stockholders, (ii) plus diluted adjustments to participating undistributed earnings (iii) divided by weighted average diluted shares outstanding. During periods in which the Company realizes a loss from continuing operations attributable to common stockholders, securities or other contracts to issue common stock would not be dilutive to loss per share and conversion into common stock is assumed not to occur.

The following table is a reconciliation of the Company’s net income (loss) attributable to common stockholders to basic net income (loss) attributable to common stockholders and to diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net income (loss) attributable to common stockholders	$245,254	$(14,606)
Participating basic distributed earnings (a)	(91)	(68)
Participating basic undistributed earnings (a)	(5,235)	-
Basic net income (loss) attributable to common stockholders	239,928	(14,674)
Diluted adjustments to participating undistributed earnings (a)	36	-

Diluted net income (loss) attributable to common stockholders	$239,964	$(14,674)
_____________
(a)
In accordance with ASC 260, unvested restricted stock awards and Pioneer Southwest phantom unit awards represent participating securities because they participate in nonforfeitable dividends or distributions with the common equity owners of the Company or Pioneer Southwest, as applicable. Participating share- and unit-based earnings represent the distributed and undistributed earnings of the Company attributable to the participating securities. Unvested restricted stock awards and phantom unit awards do not participate in undistributed net losses as they are not contractually obligated to do so.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Weighted average common shares outstanding (a):
Basic	114,655	114,242
Dilutive common stock options (b)	224	-
Contingently issuable - performance shares (b)	583	-

Diluted	115,462	114,242
_____________
(a)
In 2007, the Company's board of directors ("Board") approved a $750 million share repurchase program of which $355.8 million remained available for purchase as of March 31, 2010.  During the first three months of 2010, the Company did not purchase any common stock pursuant to the program.  During the first three months of 2009, the Company purchased $16.3 million of common stock pursuant to the program.

(b)
Diluted earnings per share were calculated using the two-class method for the three months ended March 31, 2010 and 2009. The following common stock equivalents were excluded from the diluted loss per share calculations for the three months ended March 31, 2009 because they would have been anti-dilutive to the calculations:  484,690 of performance units for which shares are contingently issuable and stock options to purchase 317,886 common shares.

NOTE L.          Geographic Operating Segment Information

The Company has reportable operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions.  The Company has reportable continuing operations in the United States, South Africa and Tunisia.

The following tables provide the Company's geographic operating segment data for the three months ended March 31, 2010 and 2009.  Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities.  The "Headquarters" table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
Three Months Ended March 31, 2010	(in thousands)
Revenues and other income:
Oil and gas	$446,662	$25,381	$35,753	$-	$507,796
Interest and other	-	-	-	19,803	19,803
Derivative gains, net	-	-	-	265,476	265,476
Gain (loss) on disposition of assets, net	17,419	-	-	(476)	16,943
Hurricane activity, net	7,410	-	-	-	7,410
	471,491	25,381	35,753	284,803	817,428
Costs and expenses:
Oil and gas production	85,323	776	3,616	-	89,715
Production and ad valorem taxes	27,061	-	-	-	27,061
Depletion, depreciation and amortization	115,505	21,897	6,175	7,191	150,768
Exploration and abandonments	16,777	72	3,926	22	20,797
General and administrative	-	-	-	40,948	40,948
Accretion of discount on asset retirement
obligations	-	-	-	2,960	2,960
Interest	-	-	-	47,523	47,523
Other	10,281	-	-	6,295	16,576
	254,947	22,745	13,717	104,939	396,348
Income from continuing
operations before income taxes	216,544	2,636	22,036	179,864	421,080
Income tax provision	(80,121)	(738)	(11,601)	(68,014)	(160,474)
Income from continuing operations	$136,423	$1,898	$10,435	$111,850	$260,606

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
Three Months Ended March 31, 2009	(in thousands)
Revenues and other income:
Oil and gas	$327,784	$11,806	$28,261	$-	$367,851
Interest and other	-	-	-	10,660	10,660
Derivative gains, net	-	-	-	99,863	99,863
Loss on disposition of assets, net	-	-	-	(115)	(115)
Hurricane activity, net	(375)	-	-	-	(375)
	327,409	11,806	28,261	110,408	477,884
Costs and expenses:
Oil and gas production	98,109	3,497	8,825	-	110,431
Production and ad valorem taxes	27,699	-	-	-	27,699
Depletion, depreciation and amortization	159,969	16,554	4,317	7,304	188,144
Impairment of oil and gas properties	21,091	-	-	-	21,091
Exploration and abandonments	23,390	94	7,304	382	31,170
General and administrative	-	-	-	34,654	34,654
Accretion of discount on asset retirement
obligations	-	-	-	2,752	2,752
Interest	-	-	-	41,138	41,138
Other	20,286	-	-	11,103	31,389
	350,544	20,145	20,446	97,333	488,468
Income (loss) from continuing
operations before income taxes	(23,135)	(8,339)	7,815	13,075	(10,584)
Income tax benefit (provision)	8,560	2,418	(5,046)	(5,191)	741
Income (loss) from continuing operations	$(14,575)	$(5,921)	$2,769	$7,884	$(9,843)

NOTE M.          Impairment of Oil and Gas Properties

During the first quarter of 2009, the Company recognized a noncash impairment charge of $21.1 million to reduce the carrying value of its Uinta/Piceance area oil and gas properties.  The impairment charge resulted from declines in commodity prices and well performance which reduced the Company’s assessment of economically recoverable resource potential.  The impairment charge reduced the Company’s Uinta/Piceance area oil and gas property carrying values to their estimated fair value on that date based on the estimated discounted future cash flows attributable to the assets, which were derived from Level 3 fair value inputs.

The Company's primary assumptions of the estimated future cash flows attributable to oil and gas properties are based on (i) proved reserves and risk-adjusted probable and possible reserves and (ii) management's commodity price outlook, which is based in part on forward market quotes.

NOTE N.           Volumetric Production Payments

The Company's VPPs represent limited-term overriding royalty interests in oil reserves that: (i) entitle the purchaser to receive production volumes over a period of time from specific lease interests, (ii) are free and clear of all associated future production costs and capital expenditures associated with the reserves, (iii) are nonrecourse to the Company (i.e., the purchaser's only recourse is to the reserves acquired), (iv) transfer title of the reserves to the purchaser and (v) allow the Company to retain the remaining reserves after the VPPs volumetric quantities have been delivered.

At the inception of the VPP agreements, the Company (i) removed the proved reserves associated with the VPPs, (ii) recognized VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil revenues over the remaining term of each VPP, (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognizes production associated with the VPP volumes.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table provides information about changes in the deferred revenue carrying values of the Company's VPPs for the three months ended March 31, 2010 (in thousands):

Deferred revenue at December 31, 2009	$177,236
Less: 2010 amortization	(22,483)

Deferred revenue at March 31, 2010	$154,753

The remaining deferred revenue amounts will be recognized in oil revenues in the consolidated statements of operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2010	$67,733
2011	44,951
2012	42,069
$154,753

NOTE O.          Interest and Other Income

The following table provides the components of the Company's interest and other income:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$14,248	$7,478
Foreign currency remeasurement and exchange gains (b)	1,879	1,351
Insurance claim recovery	1,665	-
Other income	603	607
Deferred compensation plan income	510	787
Drilling income	510	-
Interest income	388	437
Total interest and other income	$19,803	$10,660
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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE P.          Other Expense

The following table provides the components of the Company's other expense:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Excess and terminated rig related costs (a)	$10,281	$20,286
Well servicing operations (b)	3,081	2,991
Inventory impairment (c)	1,557	1,170
Foreign currency remeasurement and exchange losses (d)	704	1,325
Other	576	705
Bad debt expense (recoveries)	224	(686)
Contingency and environmental accrual adjustments	153	5,598
Total other expense	$16,576	$31,389
_____________
(a)	Represents above market drilling rig costs, idle rig costs and costs incurred to terminate contractual drilling rig commitments prior to their contractual maturities.
(b)	Represents idle well servicing costs.
(c)	Represents impairment charges to reduce the carrying value of excess lease and well equipment and supplies inventories to their estimated net realizable values.
(d)
The Company’s operations in Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies. Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

NOTE Q.          Insurance Claims

As a result of Hurricane Rita in September 2005, the Company's East Cameron facility, located in the Gulf of Mexico shelf, was destroyed. As of March 31, 2010, the Company estimates that it will cost approximately $6 million to complete the reclamation and abandonment of the East Cameron facility.

The operations to reclaim and abandon the East Cameron facilities began in January 2007. The remaining estimated cost to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower than the estimate, as there are many uncertainties when working offshore and underwater with low visibility. The Company has expended $199.0 million on the reclamation and abandonment of the East Cameron facility through March 31, 2010.

During the three months ended March 31, 2010, the Company received $7.7 million from its insurance providers related to debris removal, which was credited to Hurricane activity, net in the accompanying consolidated statement of operations.  In 2007, the Company commenced legal actions against its insurance carriers regarding policy coverage issues, primarily related to debris removal, certain costs associated with plugging and abandonment, and the well restoration and safety coverages. The Company believes that a substantial portion of the unrecovered costs incurred on the reclamation and abandonment of the East Cameron facility will be recoverable from insurance in the future.

NOTE R.           Discontinued Operations

The Company sold substantially all of its Mississippi assets and shelf properties in the Gulf of Mexico during June and August 2009, respectively.  The Company has reflected the results of operations of these properties as discontinued operations, rather than as a component of continuing operations, in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

The following table represents the components of the Company's discontinued operations for the three months ended March 31, 2009:

Three Months Ended March 31, 2009
(in thousands)
Revenues and other income:
Oil and gas	$5,986
Costs and expenses:
Oil and gas production	2,538
Production and ad valorem taxes	59
Depletion, depreciation and amortization (a)	4,413
Exploration and abandonments (a)	261
General and administrative	(15)
Accretion of discount on asset retirement obligations (a)	222
7,478
Loss from discontinued operations before income taxes	(1,492)
Deferred income tax benefit (a)	522
Loss from discontinued operations	$(970)
_____________
(a)	Represents the significant noncash components of discontinued operations.

As of March 31, 2010 and December 31, 2009, the Company’s accounts receivable – trade includes $25.7 million and $119.3 million, respectively, of receivables from the United States Department of Interior Minerals Management Service (the "MMS") for the recovery of excess royalties paid by the Company on qualifying deepwater leases in the Gulf of Mexico. The Company received $93.6 million from the MMS during March 2010 and received payment of the remaining balance during April 2010.

NOTE S.          Subsequent Events

The Company has evaluated subsequent events through the date of issuance of its unaudited consolidated financial statements. Except as disclosed in Note R, the Company is not aware of any reportable subsequent events.

PIONEER NATURAL RESOURCES COMPANY

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company's financial and operating performance for the first quarter of 2010 included the following highlights:

•
Earnings attributable to common stockholders was $245.3 million ($2.08 per diluted share), as compared to net loss attributable to common stockholders of $14.6 million ($0.13 per diluted share) for the first quarter of 2009. The increase in earnings attributable to common stockholders is primarily due to increases in mark-to-market derivative gains and an increase in oil and gas revenues.

•
Daily sales volumes from continuing operations decreased by nine percent to 114,321 BOEPD during the first quarter of 2010, as compared to 125,318 BOEPD during the first quarter of 2009. The decrease in first quarter 2010 sales volumes, as compared to the first quarter of 2009, was primarily due to a curtailment of drilling activities during 2009 and the sale during the first three months of 2009 of 2,502 BOEPD of stored NGL volumes that were previously deferred as a result of damage caused to Gulf Coast fractionation facilities by Hurricane Ike in September 2008.

•
Average reported oil, NGL and gas prices from continuing operations increased during the first quarter of 2010 to $88.74 per Bbl, $41.82 per Bbl and $5.30 per Mcf, respectively, as compared to respective prices of $53.10 per Bbl, $22.93 per Bbl and $4.35 per Mcf during the first quarter of 2009.

•
Average per-BOE oil and gas production costs from continuing operations decreased during the first quarter of 2010 to $8.72, as compared to $9.77 per BOE during the first quarter of 2009, primarily as a result of the Company’s cost reduction efforts initiated during 2008 in response to significantly lower commodity prices.

•
Net cash provided by operating activities increased to $299.4 million for the first quarter of 2010, as compared to $24.4 million for the first quarter of 2009.  The $275.0 million increase in net cash provided by operating activities was primarily due to increases in oil and gas revenues, decreases in production costs and changes in working capital, which provided a net cash source during the first quarter of 2010 as compared to a net cash use during the first quarter of 2009.

•
Gain on disposition of assets, net, totaled $16.9 million for the first quarter of 2010, as compared to a loss of $115 thousand during the first quarter of 2009. The first quarter 2010 gain is primarily associated with the sale of certain proved and unproved oil and gas properties in the Uinta/Piceance area.

Second Quarter 2010 Outlook

Based on current estimates, the Company expects that second quarter 2010 production will average 113,000 to 118,000 BOEPD. The range reflects the planned oil export schedule for Tunisia.

Second quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.50 to $13.50 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization ("DD&A") expense is expected to average $14.25 to $15.50 per BOE.

Total exploration and abandonment expense for the quarter is expected to be $25 million to $35 million, primarily related to exploration wells, including related acreage costs, and seismic and personnel costs. General and administrative expense is expected to be $40 million to $43 million. Interest expense is expected to be $47 million to $50 million, and other expense is expected to be $12 million to $17 million. Accretion of discount on asset retirement obligations is expected to be $2 million to $4 million.

Noncontrolling interest in consolidated subsidiaries' net income, excluding noncash mark-to-market adjustments, is expected to be $9 million to $12 million, primarily reflecting the public ownership in Pioneer Southwest.

The Company's second quarter effective income tax rate is expected to range from 40 percent to 50 percent, assuming current capital spending plans, higher tax rates in certain foreign jurisdictions and no significant mark-to-market changes in the Company's derivative position. Cash income taxes are expected to range from $10 million to $15 million, principally related to Tunisian income taxes.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights

The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2010:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
United States:
Permian Basin	15,492	10,068	42,830	32,698
Mid-Continent	4,206	7,962	56,315	21,554
Rocky Mountains	36	38	178,220	29,777
Barnett Shale	96	1,048	9,961	2,804
South Texas	155	-	58,701	9,937
Alaska	5,818	-	-	5,818
Other	-	-	221	39
	25,803	19,116	346,248	102,627
South Africa	1,111	-	31,033	6,283
Tunisia	4,953	-	2,744	5,411
Total Worldwide	31,867	19,116	380,025	114,321

The Company intends to limit 2010 capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs, to internally-generated operating cash flow for the year. During the three months ended March 31, 2010, cash flow from operating activities was $299.4 million and the Company's capital expenditures, excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs, were $157.0 million.

The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2010:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
United States:
Permian Basin	$154	$(420)	$2,763	$86,836	$79	$89,412
Mid-Continent	-	-	194	461	-	655
Rocky Mountains	(27)	169	2,212	860	-	3,214
Barnett Shale	(89)	9,777	2,609	83	-	12,380
South Texas	96	32,903	27,117	987	16	61,119
Alaska	-	-	10,823	24,944	183	35,950
Other	-	-	2	-	-	2
	134	42,429	45,720	114,171	278	202,732
South Africa	-	-	72	-	-	72
Tunisia	-	-	4,894	6,379	-	11,273
Other	-	-	23	-	-	23
Total Worldwide	$134	$42,429	$50,709	$120,550	$278	$214,100

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2010:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	11	88	83	-	16

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress

United States	8	5	3	-	10
Tunisia	5	-	1	-	4
Total Worldwide	13	5	4	-	14

Permian Basin area. During the first quarter of 2010, the Company drilled 82 wells in the Spraberry field. The Company is currently utilizing 19 rigs, and plans to drill approximately 425 wells during 2010. The Company intends to continue to expand its drilling program past 2010, with plans to increase its rig count to 40 rigs by 2012, which will allow the Company to drill approximately 1,000 wells per year. The Company acquired four rigs during the first quarter of 2010 and plans to acquire an additional four to six Company-owned rigs to support about 25 percent of the planned 40-rig program.

During 2010, the Company commenced a Spraberry field waterflood project that is located on approximately 7,000 acres within an existing Spraberry unit. Drilling, conversion and facility work should be completed during the second quarter of 2010 with water injection commencing during the second half of 2010.

During 2008, the Company initiated a program to test 20-acre infill drilling performance, as part of its announced recovery improvement initiatives. The Company drilled and completed eleven 20-acre wells in 2008 and completed nine additional 20-acre wells in 2009 with encouraging results. In the second half of 2010, the Company plans to drill approximately 25 additional 20-acre wells.

South Texas area. The Company’s drilling activities in the South Texas area during 2010 will be primarily focused on delineation and development of Pioneer’s substantial acreage position in the Eagle Ford Shale play.

Two exploratory Eagle Ford Shale wells, the Crawley Gas Unit No. 1 and the Riedesel Gas Unit No. 1, were successfully completed and placed on production during the first quarter of 2010. The Handy No. 1 well was completed during April 2010 and after initial testing was shut in pending permanent facility construction, which is expected to be completed in mid-May 2010.  The Company is currently running two drilling rigs in the Eagle Ford Shale play, but intends to add four additional rigs by the end of 2010.

The Company has announced plans to seek a joint venture partner for a portion of its Eagle Ford Shale acreage position. The Company expects to receive bids from potential joint venture partners during May 2010 and announce the result of the joint venture process by the end of the second quarter. There is no assurance that a joint venture transaction can be consummated on terms acceptable to the Company.

Alaska. During the first quarter of 2010, the Company continued drilling activities at its Oooguruk development project. The Company drilled and completed two horizontal wells during the first quarter of 2010, one production well and one water injection well, and completed an additional water injection well, all within the project's Kuparuk reservoir. The newly drilled and completed water injection well will be pre-produced prior to commencing water injection.  Combined initial gross production rates from the Kuparuk production well and pre-produced water injector averaged 7,500 barrels of oil per day. The Company also fracture-stimulated an exploration well in the Moraine reservoir with extended flow testing and analysis planned for the remainder of 2010.

On the Company's Cosmopolitan Unit project in the Cook Inlet, the Company drilled a lateral sidetrack during 2007 from an existing wellbore on an onshore site to further appraise the resource potential of the unit. The initial un-stimulated production test results were encouraging. The Company performed casing repair workover operations on

PIONEER NATURAL RESOURCES COMPANY

the well during the fourth quarter of 2009 and fracture-stimulated the well during the first quarter of 2010 and plans to perform extended flow testing and analysis of the well during the remainder of 2010. The Company will continue to conduct permitting activities and facilities planning and may drill another appraisal well during 2011.

Tunisia. Following an extensive geosciences work program, the Company plans to recommence its drilling program in the Company-operated Cherouq concession during the second quarter of 2010.  Drilling is planned to commence on the first of three wells planned for 2010. Additionally, the Company is upgrading its existing production facilities by installing permanent processing equipment and artificial lift, which it intends to utilize to optimize production and reduce production costs.

During the first quarter of 2010, the Company continued its development activities on the Adam Concession with the successful drilling and completion of a development well that was placed on production during the quarter. A second development well is scheduled to be drilled on the concession later in 2010. On the Borj El Khadra Permit, the Company began the acquisition and processing of 1,185 square kilometers of 3-D seismic data in order to high grade leads identified on existing 2-D seismic data. The Company plans to drill an exploration well on the permit in the second half of 2010, following interpretation of the processed data.

In the Anaguid Permit, the Company has submitted a plan of development in order to convert a portion of the existing exploration permit into a production concession to enable it to commence production from its Durra-1 discovery well. Additionally, the Company plans to complete the interpretation of the previously acquired seismic data and drill an additional exploration well during the first half of 2010.

Results of Operations

Oil and gas revenues.  Oil and gas revenues totaled $507.8 million for the three months ended March 31, 2010, as compared to $367.9 million for the same respective period of 2009.

The increase in oil and gas revenues from continuing operations during the three months ended March 31, 2010, as compared to the same period of 2009, is reflective of increases in revenues for all geographic operating segments. The increase in revenues was due to increases in average reported commodity prices, partially offset by decreases in sales volumes in the United States and Tunisia as a result of significant reductions in drilling activity during 2009.

The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Oil (Bbls):
United States	25,803	26,358
South Africa	1,111	245
Tunisia	4,953	6,349
Worldwide	31,867	32,952
NGLs (Bbls):
United States	19,116	22,655
Gas (Mcf):
United States	346,248	385,636
South Africa	31,033	30,283
Tunisia	2,744	2,346
Worldwide	380,025	418,265
Total (BOE):
United States	102,627	113,286
South Africa	6,283	5,292
Tunisia	5,411	6,740
Worldwide	114,321	125,318

PIONEER NATURAL RESOURCES COMPANY

In the United States, average daily sales volumes decreased by nine percent during the first quarter of 2010, as compared to the first quarter of 2009.  In the same quarter-to-quarter comparison, average sales volumes decreased by 20 percent in Tunisia, while average daily sales volumes increased by 19 percent in South Africa.

During the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, oil volumes delivered under the Company's VPPs decreased by nine percent. The Company satisfied its remaining VPP gas delivery obligations at the end of 2009.

The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted by the results of the Company's cash flow hedging activities and the amortization of deferred VPP revenue.

The following table provides average reported prices from continuing operations (including the results of hedging activities and the amortization of deferred VPP revenue) and average realized prices from continuing operations (excluding the results of hedging activities and the amortization of deferred VPP revenue) by geographic area and in total, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Average reported prices:
Oil (per Bbl):
United States	$92.07	$54.56
South Africa	$77.58	$47.00
Tunisia	$73.88	$47.25
Worldwide	$88.74	$53.10
NGL (per Bbl):
United States	$41.82	$22.93
Gas (per Mcf):
United States	$5.16	$4.37
South Africa	$6.31	$3.95
Tunisia	$11.41	$5.96
Worldwide	$5.30	$4.35
Average realized prices:
Oil (per Bbl):
United States	$73.60	$34.79
South Africa	$77.58	$47.00
Tunisia	$73.88	$47.25
Worldwide	$73.78	$37.28
NGL (per Bbl):
United States	$40.77	$21.78
Gas (per Mcf):
United States	$5.13	$3.54
South Africa	$6.31	$3.95
Tunisia	$11.41	$5.96
Worldwide	$5.28	$3.58

Derivative activities. The Company utilizes commodity swap contracts, collar contracts, collar contracts with short puts and NGL Percentage of WTI Oil Prices contracts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for the scheduled amortization of net deferred gains and losses on discontinued commodity hedges that will be recognized as increases or decreases to future oil and gas revenues.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the net effect of settlements of oil, NGL and gas price hedges on oil, NGL and gas revenue from continuing operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Increase to oil revenue from hedging activity	$20,417	$22,364
Increase to NGL revenue from hedging activity	1,799	2,336
Increase to gas revenue from hedging activity	910	16,722
Total	$23,126	$41,422

Deferred revenue.  During the three months ended March 31, 2010, the Company’s amortization of deferred VPP revenue increased oil and gas revenues by $22.5 million, as compared to an increase of $36.7 million during the same period of 2009.  See Note N of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's VPPs.

Interest and other income. Interest and other income for the three months ended March 31, 2010 was $19.8 million, as compared to $10.7 million for the same period in 2009.  The increase in interest and other income from continuing operations during the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to a $6.8 million increase in Alaskan petroleum production tax credits and the receipt of $1.7 million related to an insurance claim recovery.  See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding interest and other income.

Derivative gains, net. During the three months ended March 31, 2010, the Company recorded $265.5 million of net derivative gains on commodity price and interest rate derivatives, of which $266.9 million represented unrealized gains subject to continuing market risk and $1.5 million represented realized losses. During the three months ended March 31, 2009, the Company recorded $99.9 million of net derivative gains, of which $74.5 million represented unrealized gains subject to continuing market risk.

Gain (loss) on disposition of assets. The Company recorded net gains on the disposition of assets of $16.9 million during the three months ended March 31, 2009, as compared to a net loss on the disposition of assets of $115 thousand during the same period of 2009. The increase in net gains is primarily associated with the first quarter 2010 sale of certain proved and unproved oil and gas properties in the Uinta/Piceance area.

Hurricane activity, net. The Company recorded net hurricane related activity recoveries of $7.4 million during the three months ended March 31, 2010, as compared to net hurricane related charges of $375 thousand during the same period of 2009. Hurricane activity, net is associated with the Company's East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita.

The Company estimates that it will expend approximately $6 million to complete the operations to reclaim and abandon the East Cameron platform facilities during 2010. Since January 2007, the Company has expended approximately $199.0 million on operations to reclaim and abandon the East Cameron platform facilities. The Company's remaining estimate to reclaim and abandon the East Cameron facilities is based upon an analysis prepared by the Company. See Note Q of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's East Cameron facility reclamation and abandonment.

Oil and gas production costs.  The Company recorded oil and gas production costs of $89.7 million during the three months ended March 31, 2010, as compared to $110.4 million during the same period of 2009.  In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from gathering and processing of third party gas in Company-owned facilities.

Total oil and gas production costs per BOE from continuing operations decreased by 11 percent during the three months ended March 31, 2010, as compared to the same period in 2009.  The decrease in United States production costs is primarily due to cost reduction efforts, improved margins from gas processing operations and

PIONEER NATURAL RESOURCES COMPANY

reductions in VPP delivery commitments.  The decrease in South Africa production costs per BOE is primarily attributable to a decrease in operating costs and an increase in sales volumes. The decrease in Tunisia production costs per BOE is associated with Adam concession tariff recoveries and reduced workover activities.

The following tables provide the components of the Company's oil and gas production costs per BOE from continuing operations and total production costs per BOE from continuing operations by geographic area for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Lease operating expenses	$7.08	$7.72
Third-party transportation charges	0.90	0.94
Net natural gas plant/gathering charges	(0.24)	0.50
Workover costs	0.98	0.61

Total production costs	$8.72	$9.77

	Three Months Ended March 31,
	2010	2009

United States	$9.24	$9.62
South Africa	$1.37	$7.34
Tunisia	$7.43	$14.55
Worldwide	$8.72	$9.77

Production and ad valorem taxes.  The Company recorded production and ad valorem taxes of $27.1 million during the three months ended March 31, 2010, as compared to $27.7 million for the same period of 2009. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during the three months ended March 31, 2010, the Company's production taxes per BOE have increased 17 percent, reflecting increasing commodity prices, while ad valorem taxes have slightly decreased during the same period.

The following table provides the Company's production and ad valorem taxes per BOE from continuing operations and total production and ad valorem taxes per BOE from continuing operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Ad valorem taxes	$1.41	$1.42
Production taxes	1.22	1.04

Total ad valorem and production taxes	$2.63	$2.46

Depletion, depreciation and amortization expense.  The Company's total DD&A expense was $150.8 million ($14.65 per BOE) for the three months ended March 31, 2010, as compared to $188.1 million ($16.68 per BOE) during the same period of 2009.  The decrease in DD&A expense during the three months ended March 31, 2010, as compared to the same period of 2009, is primarily due to a decrease in depletion expense on oil and gas properties.

Depletion expense was $13.95 per BOE during the three months ended March 31, 2010, as compared to $16.03 per BOE during the same period of 2009.  The 13 percent decrease in per-BOE depletion expense during the three months ended March 31, 2010 is primarily due to an increase in proved reserves as a result of higher commodity prices extending the economic lives of proved properties.

PIONEER NATURAL RESOURCES COMPANY

The following table provides depletion expense per BOE from continuing operations by geographic area for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

United States	$12.51	$15.69
South Africa	$38.72	$34.76
Tunisia	$12.68	$7.12
Worldwide	$13.95	$16.03

Impairment of oil and gas properties. The Company reviews its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. The Company recognized an impairment charge of $21.1 million to reduce the carrying value of the Company's oil and gas properties in the Uinta/Piceance areas during the three months ended March 31, 2009. Declines in gas prices and downward adjustments to the economically recoverable resource potential of the Company’s Uinta/Piceance oil and gas properties during the first quarter of 2009 led to the impairment charges.

See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's impairment assessments and the primary factors that impact the Company's assessments of oil and gas properties for impairment.

Exploration and abandonments expense.  The following tables provide the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense by geographic area for the three months ended March 31, 2010 and 2009 (in thousands):

	United	South
	States	Africa	Tunisia	Other	Total
Three Months Ended March 31, 2010
Geological and geophysical	$13,067	$72	$3,947	$22	$17,108
Exploratory dry holes	(109)	-	(21)	-	(130)
Leasehold abandonments and other	3,819	-	-	-	3,819
	$16,777	$72	$3,926	$22	$20,797

Three Months Ended March 31, 2009
Geological and geophysical	$9,979	$94	$2,290	$382	$12,745
Exploratory dry holes	(115)	-	5,014	-	4,899
Leasehold abandonments and other	13,526	-	-	-	13,526
	$23,390	$94	$7,304	$382	$31,170

The Company's exploration and abandonment expense during the three months ended March 31, 2010 is primarily attributable to geological and geophysical personnel costs and unproved property abandonments.  During the three months ended March 31, 2010, the Company's exploration and abandonment expense included exploratory dry holes and leasehold abandonment expenses of $3.7 million, which is primarily comprised of U.S. unproved property abandonments.

During the three months ended March 31, 2010, the Company drilled and evaluated four exploration/extension wells, all of which were successfully completed as discoveries.  During the same period in 2009, the Company drilled and evaluated three exploration/extension wells, one of which was successfully completed as a discovery.

General and administrative expense.  General and administrative expense for the three months ended March 31, 2010 was $40.9 million, as compared to $34.7 million during the same period of 2009. The increase in general and administrative expense during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, was primarily due to a $1.9 million increase in performance-related compensation, a $1.7 million increase in share-based compensation-related expenses, a $1.2 million increase in other compensation expenses and a $1.1 million increase in office occupancy expense.

PIONEER NATURAL RESOURCES COMPANY

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3.0 million for the three months ended March 31, 2010, as compared to $2.8 million during the same period of 2009.  See Note H of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.

Interest expense.  Interest expense was $47.5 million for the three months ended March 31, 2010, as compared to $41.1 million during the same period of 2009.  The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2010, including the effects of interest rate derivatives and capitalized interest, was 6.8 percent, as compared to 5.3 percent for the same period of 2009.

The $6.4 million increase in interest expense during the three months ended March 31, 2010, as compared to the same period of 2009, was primarily due to an $8.5 million increase in cash interest expense on long-term senior notes, partially offset by an increase of $1.1 million in capitalized interest.

Other expense.  Other expense for the three months ended March 31, 2010 was $16.6 million, as compared to $31.4 million for the same period of 2009.  The $14.8 million decrease in other expense for the three months ended March 31, 2010 is primarily attributable to a $10.0 million decrease in excess and terminated rig related costs, and a $5.4 million decrease in contingency and environmental accrual adjustments.  See Note P of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

Income tax provision. The Company recognized an income tax provision from continuing operations of $160.5 million during the three months ended March 31, 2010, as compared to an income tax benefit of $741 thousand during the first quarter of 2009.  The increase in the income tax provision for the three months ended March 31, 2010, as compared to the same period of 2009, is primarily due to increases in income from continuing operations before income taxes, reflecting the significant increases in commodity prices and noncash derivative gains associated with mark-to-market accounting. The Company's effective tax rates on continuing operations of 40 percent during the three months ended March 31, 2010, excluding income attributable to noncontrolling interests, differs from the combined United States federal and state statutory rate of approximately 37 percent primarily due to:

•	foreign tax rates,

•	statutes in foreign jurisdictions that differ from those in the U.S.,

See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.

Loss from discontinued operations, net of tax. The Company reported loss from discontinued operations, net of tax of $970 thousand for the three months ended March 31, 2009. See Note R of the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's discontinued operations.

Net income attributable to noncontrolling interest.  Net income attributable to noncontrolling interest for the three months ended March 31, 2010 was $15.4 million, as compared to $3.8 million for the same period of 2009.  The $11.6 million increase in net income attributable to noncontrolling interest is primarily due to an increase in Pioneer Southwest’s net income during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, and an increase in noncontrolling ownership in Pioneer Southwest during the fourth quarter of 2009. See Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding Pioneer Southwest and the Company's noncontrolling interest in consolidated subsidiaries' net income.

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

PIONEER NATURAL RESOURCES COMPANY

fund capital expenditures and dividend/distribution payments, and that available borrowing capacity under the Company's credit facility will provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.

The Company intends to limit its capital expenditures to a level that allows the Company to deliver net cash flow from operating activities in excess of capital requirements in order to enhance and preserve financial flexibility. The Company expects its 2010 capital expenditures to be approximately $900 million (excluding acquisitions, effects of asset retirement obligations, capitalized interest, geological and geophysical administrative costs and the impacts of an expected Eagle Ford Shale ramp up in drilling activity). An updated capital expenditure forecast for 2010 will be provided once the result of the Eagle Ford Shale joint venture process is announced. During the first quarter of 2010, the Company's capital costs (excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs) were $157.0 million, as compared to $108.1 million during the first quarter of 2009.

Investing activities. Investing activities used $166.5 million of cash during the three months ended March 31, 2010, as compared to $171.1 million used during the three months ended March 31, 2009.  The $4.6 million decrease in net cash used in investing activities is primarily due to a $34.8 million increase in proceeds from disposition of assets and an $8.0 million decrease in additions to oil and gas properties, partially offset by a $38.3 million increase in additions to other assets and other property and equipment. During the three months ended March 31, 2010 and 2009, the Company's expenditures for additions to oil and gas properties were funded by net cash provided by operating activities.

The increase in other property and equipment includes the purchase of four drilling rigs and deposits on four additional rigs to be acquired during the second or third quarter of 2010.  During the first quarter of 2010, the Company formed a majority-owned subsidiary to acquire the drilling rigs and to conduct drilling activities for the Company in the Spraberry field in West Texas.

As referred to above, the Company is also seeking a joint venture partner for a portion of its Eagle Ford Shale acreage position.  The Company expects to receive bids from potential joint venture partners in May 2010 and to announce the result of the joint venture process by the end of the second quarter. There is no assurance that a joint venture agreement can be completed on terms acceptable to the Company.

Dividends/distributions.  During February 2010 and 2009, the Company's board of directors ("the Board") declared semiannual dividends of $0.04 per common share. Associated therewith, the Company paid $4.7 million of aggregate dividends during each of April 2010 and 2009. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.

During January 2010 and 2009, the Pioneer Southwest board of directors ("Pioneer Southwest Board") declared quarterly distributions of $0.50 per limited partner unit. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $6.3 million and $4.7 million in February 2010 and 2009, respectively.  Future distributions are at the discretion of the Pioneer Southwest Board, and, if declared, the Pioneer Southwest Board may change the current distribution amount based on Pioneer Southwest's liquidity and capital resources at the time.

Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments and VPP obligations. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2010, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling and transportation commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future) and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2009, the material changes in the Company's contractual obligations included a $113.4 million decrease in outstanding long-term borrowings, a $22.5 million decrease in the Company's VPP obligations, a $262.8 million increase in the Company's net derivative assets and a decrease of $10.3 million in the Company's rig commitments.

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

The Company's commodity and interest rate derivative contracts that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of March 31, 2010, these contracts represented net assets of $105.5 million, including $13.5 million of terminated hedge liabilities that are no longer subject to market risk. The ultimate liquidation value of the Company's commodity and interest rate derivatives that are subject to market risk will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2010. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.

Capital resources. The Company's primary capital resources are net cash provided by operating activities, proceeds from sales of nonstrategic assets and proceeds from financing activities (principally borrowings under the Company's credit facility). If internal cash flows do not meet the Company's expectations, the Company may further reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales.

Operating activities.  Net cash provided by operating activities during the three month period ended March 31, 2010 was $299.4 million, as compared to $24.4 million during the three months ended March 31, 2009.  The increase in net cash provided by operating activities for the three month period ended March 31, 2010 is primarily due to increases in oil, NGL and gas prices from continuing operations, decreases in production costs and working capital changes, partially offset by a decrease in commodity sales volumes.

Asset divestitures. During March 2010, the Company sold a portion of its Uinta/Piceance properties and other assets for net proceeds of $10.6 million. During the first quarter of 2010, the Company also received $24.4 million from the Tunisian national oil company as contractual reimbursement of past capital costs incurred in Tunisia.

Financing activities.  Net cash used in financing activities for the three months ended March 31, 2010 was $125.6 million, as compared to $142.8 million of net cash provided by financing activities during the three months ended March 31, 2009.  The $268.4 million increase in cash used by financing activities during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is primarily due to a $205.3 million increase in payments on long-term debt and an $84.8 million decrease in long-term borrowings, partially offset by reduced treasury stock purchases under the Company's repurchase program and a net increase in excess tax benefits from share-based payment arrangements.

On March 15, 2010, the Company redeemed for cash all of its outstanding 5.875% senior notes due 2012 for a price equal to the principal amount plus accrued and unpaid interest.  Associated therewith, the Company paid $6.3 million.

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

Liquidity. The Company's principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its credit facility. As of March 31, 2010, the Company had $125 million of outstanding borrowings under its credit facility.  Including $104.2 million of undrawn and outstanding letters of credit under its credit facility, the Company had approximately $1.3 billion of unused borrowing capacity as of March 31, 2010. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal cash flows will be adequate to fund capital expenditures and dividend payments, and

PIONEER NATURAL RESOURCES COMPANY

that available borrowing capacity under the Company's credit facility will provide adequate liquidity, no assurances can be given that such funding sources will be adequate to meet the Company's future needs. For instance, the amount that the Company may borrow under the credit facility in the future could be reduced as a result of lower oil, NGL or gas prices, among other items.

Debt ratings. The Company receives debt credit ratings from Standard & Poor's Ratings Group, Inc. ("S&P") and Moody's, which are subject to regular reviews. S&P's rating for the Company is BB+ with a stable outlook. Moody's rating for the Company is Ba1 with a negative outlook. The Company believes that S&P and Moody's consider many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels, asset composition and proved reserve mix. A reduction in the Company's debt ratings could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. As of March 31, 2010, the Company was in compliance with all of its debt covenants.

Book capitalization and current ratio.  The Company's net book capitalization at March 31, 2010 was $6.5 billion, consisting of $34.5 million of cash and cash equivalents, debt of $2.6 billion and stockholders' equity of $3.9 billion.  The Company's net debt to net book capitalization was 40 percent and 43 percent at March 31, 2010 and December 31, 2009, respectively.  The Company's ratio of current assets to current liabilities was 1.13 to 1.00 at March 31, 2010 as compared to 1.08 to 1.00 at December 31, 2009.

New accounting pronouncements.   The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending 2010:

	Derivative Contract Net Assets (Liabilities) (a)
	Commodities	Interest Rates	Total
	(in thousands)

Fair value of contracts outstanding as of December 31, 2009	$(121,562)	$(17,841)	$(139,403)
Changes in contract fair value (b)	255,219	10,257	265,476
Contract maturities	(7,247)	150	(7,097)
Fair value of contracts outstanding as of March 31, 2010	$126,410	$(7,434)	$118,976
_____________
(a)
Represents the fair values of open derivative contracts subject to market risk. The Company also had $13.5 million and $17.9 million of obligations under terminated derivatives as of March 31, 2010 and December 31, 2009, respectively, for which no market risk exists.

(b)	At inception, new derivative contracts entered into by the Company had no intrinsic value.

Interest rate sensitivity. See Note F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding debt transactions.

The following table provides information about financial instruments to which the Company was a party as of March 31, 2010 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2010. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 3, 2010.

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2010
	($ in thousands)
Total Debt:
Fixed rate principal
maturities (a)	$-	$-	$-	$480,000	$-	$2,089,985	$2,569,985	$2,626,046
Weighted average
interest rate	6.05%	6.05%	6.05%	5.53%	5.51%	7.07%

Variable rate principal
maturities:
Pioneer Natural Resources
credit facility	$-	$-	$125,000	$-	$-	$-	$125,000	$141,638
Weighted average
interest rate	2.66%	3.65%	4.81%
Pioneer Southwest
credit facility	$-	$-	$-	$69,000	$-	$-	$69,000	$64,142
Weighted average
interest rate	1.54%	2.52%	3.68%	4.53%
Interest Rate Swaps (b):
Credit facility:
Notional debt amount (c)	$189,000	$23,625						$4,357
Fixed rate payable (%)	3.00%	3.00%
Variable rate receivable (%)	0.58%	1.74%
Notional debt amount (c)	$460,000	$460,000	$460,000	$460,000	$460,000	$460,000		$3,077
Fixed rate receivable (%)	2.91%	2.91%	2.91%	2.91%	2.91%	2.91%
Variable rate payable (%)	0.66%	1.65%	2.80%	3.66%	4.03%	4.01%
_____________
(a)	Represents maturities of principal amounts excluding (i) debt issuance discounts and premiums and (ii) net deferred fair value hedge losses.
(b)
Subsequent to March 31, 2010, the Company entered into $10 million notional amount of fixed-for-variable interest rate derivatives at a weighted average fixed annual rate of 3.35 percent and a termination date of March 2017.

(c)	Represents weighted average notional contract amounts of interest rate derivatives.

Commodity price sensitivity. The following tables provide information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2010. Although mitigated by the Company's derivative activities, declines in commodity prices would reduce the Company's revenues and internally-generated cash flows.

Commodity derivative instruments. The Company manages commodity price risk with derivative contracts, such as swap contracts, collar contracts, collar contracts with short put options and NGL percentage of oil index contracts. Swap contracts provide a fixed price for a notional amount of sales volumes. Collar contracts provide minimum ("floor") and maximum ("ceiling") prices on a notional amount of sales volumes, thereby allowing some price participation if the relevant index price closes above the floor price. Collar contracts with short put options differ from other collar contracts by virtue of the short put option price, below which the Company's realized price will exceed the variable market prices by the long put-to-short put price differential. NGL percentage of oil index contracts stabilize the NGL-to-NYMEX oil differential on notional NGL contract volumes.

See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the accounting procedures followed by the Company relative to its derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,					Asset (Liability) Fair Value at March 31,

		Year Ending December 31,
	2010	2011	2012	2013	2014	2010
						(in thousands)
Oil Derivatives (a):
Average daily notional Bbl volumes:
Swap contracts	2,500	750	3,000	3,000	-	$(10,511)
Weighted average fixed price per Bbl	$93.34	$77.25	$79.32	$81.02	$-
Collar contracts	-	2,000	-	-	-	$22,752
Weighted average ceiling price per Bbl	$-	$170.00	$-	$-	$-
Weighted average floor price per Bbl	$-	$115.00	$-	$-	$-
Collar contracts with short puts	27,084	37,000	15,000	1,250	-	$(81,625)
Weighted average ceiling price per Bbl	$83.86	$99.22	$118.58	$111.50	$-
Weighted average floor price per Bbl	$66.90	$73.92	$81.00	$83.00	$-
Weighted average short put price per Bbl	$53.97	$59.41	$65.00	$68.00	$-
Average forward NYMEX oil prices (b)	$91.44	$94.65	$95.70	$96.10	$-
NGL Derivatives (a):
Average daily notional Bbl volumes:
Swap contracts	1,450	750	750	-	-	$(2,745)
Weighted average fixed price per Bbl	$47.73	$34.65	$35.03	$-	$-
Collar contracts	2,000	1,000	-	-	-	$(628)
Weighted average ceiling price per Bbl	$49.98	$50.93	$-	$-	$-
Weighted average floor price per Bbl	$41.58	$42.21	$-	$-	$-
Average forward Mont Belvieu NGL prices (c)	$46.09	$44.73	$44.40	$-	$-
Percent of WTI oil index contracts	1,782	-	-	-	-	$2,050
Percentage of NYMEX WTI received	60%	-	-	-	-
Average forward NYMEX oil prices (b)	$91.44	$-	$-	$-	$-
Gas Derivatives (a):
Average daily notional MMBtu volumes (b):
Swap contracts	167,500	97,500	2,500	12,500	-	$129,484
Weighted average fixed price per MMBtu	$6.27	$6.32	$6.77	$6.59	$-
Collar contracts	40,000	-	-	-	-	$17,261
Weighted average ceiling price per MMBtu	$7.19	$-	$-	$-	$-
Weighted average floor price per MMBtu	$5.75	$-	$-	$-	$-
Collar contracts with short puts	95,000	200,000	190,000	45,000	20,000	$108,621
Weighted average ceiling price per MMBtu	$7.94	$8.55	$7.96	$7.49	$8.29
Weighted average floor price per MMBtu	$6.00	$6.32	$6.12	$6.00	$6.00
Weighted average short put price per MMBtu	$5.00	$4.88	$4.55	$4.50	$4.50
Average forward NYMEX gas prices (b)	$4.45	$5.44	$5.92	$6.21	$6.48
Basis swap contracts	279,473	120,000	40,000	10,000	-	$(58,249)
Weighted average fixed price per MMBtu	$(0.62)	$(0.62)	$(0.47)	$(0.71)	$-
Average forward basis differential prices (d)	$(0.22)	$(0.25)	$(0.19)	$(0.34)	$-
_____________
(a)
Subsequent to March 31, 2010, the Company entered into additional crude collar contracts with short puts for (i) 3,000 Bbls per day of the Company's remaining 2010 production with a ceiling price of $95.50 per Bbl, a floor price of $81.67 per Bbl and a short put price of $66.67 per Bbl and (ii) 12,000 Bbls per day of the Company's 2012 production with a ceiling price of $122.25 per Bbl, a floor price of $80.00 per Bbl and a short put price of $65.00 per Bbl. The Company converted NGL Percentage of WTI Oil Prices contracts to collar contracts with short puts for 2,000 Bbls per day of the Company's remaining 2010 production with a ceiling price of $58.92 per Bbl, a floor price of $47.64 per Bbl and a short put price of $38.71 per Bbl. The Company also entered into (i) gas swap contracts for 5,000 MMBtu per day of the Company's 2012 and 2013 production at an average price of $5.80 per MMBtu and $6.04 per MMBtu, respectively, and (ii) gas collar contracts with short puts for 30,000 MMBtu per day of the Company's 2014 production with a ceiling price of $7.94 per MMBtu, a floor price of $6.00 per MMBtu and a short put price of $4.50 per MMBtu.

(b)	The average forward NYMEX oil and gas prices are based on May 3, 2010 market quotes.
(c)
Forward Mont Belvieu NGL prices are not available as formal market quotes.  These forward prices represent estimates as of April 30, 2010 provided by third parties who actively trade in the derivatives.

(d)	The average forward basis differential prices are based on May 3, 2010 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

PIONEER NATURAL RESOURCES COMPANY

Item 4.          Controls and Procedures

Evaluation of disclosure controls and procedures. The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the "Exchange Act"), the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, including that such information is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PIONEER NATURAL RESOURCES COMPANY

PART II.  OTHER INFORMATION

Item 1.          Legal Proceedings

The Company is party to the legal proceeding that is described under "Legal actions" in Note J of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."  The Company is also party to other proceedings and claims incidental to its business.  While many of these other matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such other proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company's purchases of treasury stock during the three months ended March 31, 2010:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)

January 2010	30,131	$50.75	-
February 2010	118,980	$46.94	-
March 2010	116,071	$50.52	-
Total	265,182	$48.94	-	$355,789,018
_____________
(a)	Consists of shares withheld to satisfy tax withholding on employees' share-based awards.
(b)	During 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company's common stock.

PIONEER NATURAL RESOURCES COMPANY

Item 6.          Exhibits

Exhibits

Exhibit Number		Description
10.1	—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.2	—
Form of Nonstatutory Stock Option Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company’s 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement.

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

PIONEER NATURAL RESOURCES COMPANY

Date: May 6, 2010	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 6, 2010	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.2	—
Form of Nonstatutory Stock Option Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company’s 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement.

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