Form 10-Q
period 2010-09-30
PIONEER NATURAL RESOURCES CO
filed 2010-11-01
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of October 27, 2010                                                                           116,096,190

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

•

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,165	$27,368
Accounts receivable:
Trade, net of allowance for doubtful accounts of $2,294 and $1,310 as of September 30, 2010 and December 31, 2009, respectively	211,066	330,711
Due from affiliates	650	1,037
Income taxes receivable	8,333	25,022
Inventories	182,238	139,177
Prepaid expenses	17,868	9,011
Deferred income taxes	—	26,857
Other current assets:
Derivatives	189,635	48,713
Other, net of allowance for doubtful accounts of $0 and $5,689 as of September 30, 2010 and December 31, 2009, respectively	1,521	8,222

Total current assets	689,476	616,118

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	10,794,371	10,276,244
Unproved properties	184,837	236,660
Accumulated depletion, depreciation and amortization	(3,312,709)	(2,946,048)

Total property, plant and equipment	7,666,499	7,566,856

Deferred income taxes	15,045	387
Goodwill	298,413	309,259
Other property and equipment, net	257,413	154,830
Other assets:
Derivatives	210,823	43,631
Other, net of allowance for doubtful accounts of $11,157 and $7,300 as of September 30, 2010 and December 31, 2009, respectively	159,451	176,184

	$9,297,120	$8,867,265

The financial information included as of September 30, 2010 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$321,256	$221,359
Due to affiliates	42,538	32,224
Interest payable	33,798	47,009
Income taxes payable	18,718	17,411
Deferred income taxes	52,043	128
Other current liabilities:
Derivatives	34,730	116,015
Deferred revenue	56,097	90,215
Other	37,041	46,830

Total current liabilities	596,221	571,191

Long-term debt	2,539,416	2,761,011
Derivatives	31,477	133,645
Deferred income taxes	1,694,575	1,470,899
Deferred revenue	53,400	87,021
Other liabilities	224,193	200,467
Stockholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 126,193,615 and 125,203,502 shares issued at September 30, 2010 and December 31, 2009, respectively	1,262	1,252
Additional paid-in capital	3,015,986	2,981,450
Treasury stock, at cost: 10,929,778 and 10,828,171 at September 30, 2010 and December 31, 2009, respectively	(422,107)	(415,211)
Retained earnings	1,430,566	917,688
Accumulated other comprehensive income–deferred hedge gains, net of tax	17,675	51,009

Total stockholders’ equity attributable to common stockholders	4,043,382	3,536,188
Noncontrolling interests in consolidating subsidiaries	114,456	106,843

Total stockholders’ equity	4,157,838	3,643,031
Commitments and contingencies

	$9,297,120	$8,867,265

The financial information included as of September 30, 2010 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues and other income:
Oil and gas	$471,372	$409,969	$1,441,310	$1,148,512
Interest and other	11,864	503	51,930	99,761
Derivative gains (losses), net	127,581	(15,222)	570,585	(85,583)
Gain (loss) on disposition of assets, net	2,383	(385)	26,971	(447)
Hurricane activity, net	3,452	(1,830)	5,678	(18,280)

	616,652	393,035	2,096,474	1,143,963

Costs and expenses:
Oil and gas production	104,339	90,394	291,348	285,617
Production and ad valorem taxes	33,045	28,089	85,444	79,503
Depletion, depreciation and amortization	152,838	162,605	453,920	509,422
Impairment of oil and gas properties	—	—	—	21,091
Exploration and abandonments	22,963	25,073	70,883	77,861
General and administrative	44,759	34,799	128,081	102,728
Accretion of discount on asset retirement obligations	2,626	2,754	8,218	8,259
Interest	45,002	43,438	137,893	128,051
Other	20,927	21,363	52,228	89,467

	426,499	408,515	1,228,015	1,301,999

Income (loss) from continuing operations before income taxes	190,153	(15,480)	868,459	(158,036)
Income tax benefit (provision)	(76,661)	5,206	(331,828)	47,671

Income (loss) from continuing operations	113,492	(10,274)	536,631	(110,365)
Income from discontinued operations, net of tax	1,082	12,107	27,238	13,868

Net income (loss)	114,574	1,833	563,869	(96,497)
Net income attributable to the noncontrolling interests	(2,538)	(8,998)	(39,003)	(12,269)

Net income (loss) attributable to common stockholders	$112,036	$(7,165)	$524,866	$(108,766)

Basic earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$0.94	$(0.17)	$4.23	$(1.07)
Income from discontinued operations attributable to common stockholders	0.01	0.11	0.23	0.12

Net income (loss) attributable to common stockholders	$0.95	$(0.06)	$4.46	$(0.95)

Diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$0.93	$(0.17)	$4.20	$(1.07)
Income from discontinued operations attributable to common stockholders	0.01	0.11	0.23	0.12

Net income (loss) attributable to common stockholders	$0.94	$(0.06)	$4.43	$(0.95)

Weighted average shares outstanding:
Basic	115,191	114,123	114,985	114,118

Diluted	116,021	114,123	115,832	114,118

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

Amounts attributable to common stockholders:
Income (loss) from continuing operations	$110,954	$(19,272)	$497,628	$(122,634)
Income from discontinued operations, net of tax	1,082	12,107	27,238	13,868

Net income (loss)	$112,036	$(7,165)	$524,866	$(108,766)

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except dividends per share)

(Unaudited)

		Stockholders’ Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2009	114,375	$1,252	$2,981,450	$(415,211)	$917,688	$51,009	$106,843	$3,643,031
Dividends declared ($0.08 per share)	—	—	—	—	(9,469)	—	—	(9,469)
Exercise of long-term incentive plan stock options and employee stock purchases	236	1	2,577	6,677	(2,519)	—	—	6,736
Treasury stock purchases	(275)	—	—	(13,573)	—	—	(203)	(13,776)
Tax benefit related to stock-based compensation	—	—	4,032	—	—	—	—	4,032
Compensation costs:
Vested compensation awards, net	928	9	(8)	—	—	—	—	1
Compensation costs included in net income	—	—	27,935	—	—	—	964	28,899
Cash contributions from noncontrolling interests	—	—	—	—	—	—	1,151	1,151
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(20,160)	(20,160)
Net income	—	—	—	—	524,866	—	39,003	563,869
Other comprehensive loss:
Deferred hedging activity, net of tax:
Net hedge gains included in continuing operations	—	—	—	—	—	(33,334)	(13,142)	(46,476)

Balance as of September 30, 2010	115,264	$1,262	$3,015,986	$(422,107)	$1,430,566	$17,675	$114,456	$4,157,838

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$563,869	$(96,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	453,920	509,422
Impairment of oil and gas properties	—	21,091
Exploration expenses, including dry holes	16,771	40,699
Hurricane activity, net	3,500	16,200
Deferred income taxes	300,303	(67,397)
(Gain) loss on disposition of assets, net	(26,971)	447
Accretion of discount on asset retirement obligations	8,218	8,259
Discontinued operations	8,626	(5,373)
Interest expense	22,567	20,694
Derivative related activity	(549,387)	48,305
Amortization of stock-based compensation	28,631	29,319
Amortization of deferred revenue	(67,739)	(110,901)
Other noncash items	9,620	30,664
Change in operating assets and liabilities
Accounts receivable, net	97,873	71,074
Income taxes receivable	16,689	44,762
Inventories	(6,459)	(52,069)
Prepaid expenses	(8,975)	(6,900)
Other current assets	2,162	98,532
Accounts payable	62,349	(94,238)
Interest payable	(13,211)	(14,766)
Income taxes payable	1,307	9,127
Other current liabilities	(21,941)	(89,629)

Net cash provided by operating activities	901,722	410,825

Cash flows from investing activities:
Proceeds from disposition of assets	297,742	24,247
Additions to oil and gas properties	(714,014)	(319,928)
Additions to other assets and other property and equipment, net	(147,930)	(17,310)

Net cash used in investing activities	(564,202)	(312,991)

Cash flows from financing activities:
Borrowings under long-term debt	199,784	386,269
Principal payments on long-term debt	(438,894)	(434,269)
Contributions from noncontrolling interests	1,151	150
Distributions to noncontrolling interests	(20,160)	(15,042)
Payments of other liabilities	(20,668)	(1,069)
Exercise of long-term incentive plan stock options	6,736	7,955
Purchases of treasury stock	(13,776)	(21,813)
Excess tax (costs) benefits from share-based payment arrangements	4,032	(3,583)
Payment of financing fees	(145)	(4,475)
Dividends paid	(4,783)	(4,679)

Net cash used in financing activities	(286,723)	(90,556)

Net increase in cash and cash equivalents	50,797	7,278
Cash and cash equivalents, beginning of period	27,368	48,337

Cash and cash equivalents, end of period	$78,165	$55,615

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$114,574	$1,833	$563,869	$(96,497)

Other comprehensive loss:
Hedge fair value changes, net	—	—	—	12,974
Net hedge gains included in continuing operations	(21,913)	(24,640)	(63,536)	(90,280)
Income tax provision	5,988	6,025	17,060	38,999

Other comprehensive loss	(15,925)	(18,615)	(46,476)	(38,307)

Comprehensive income (loss)	98,649	(16,782)	517,393	(134,804)

Comprehensive (income) loss attributable to noncontrolling interest	1,898	(3,417)	(25,860)	853

Comprehensive income (loss) attributable to common stockholders	$100,547	$(20,199)	$491,533	$(133,951)

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE A.     Organization and Nature of Operations

Pioneer Natural Resources Company (“Pioneer” or the “Company”) is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States, South Africa and Tunisia.

NOTE B.     Basis of Presentation

Presentation. In the opinion of management, the consolidated financial statements of the Company as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this Report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Discontinued operations. During June and August 2009, the Company sold its oil and gas properties in Mississippi and substantially all of its shelf properties in the Gulf of Mexico, respectively. In accordance with GAAP, the Company classified the results of operations of the Mississippi and shelf properties in the Gulf of Mexico as discontinued in its accompanying consolidated statements of operations for the three and nine months ended September 30, 2009.

During the fourth quarter of 2009, the Company recorded a $119.3 million receivable from the United States Department of Interior Minerals Management Service (the “MMS,” now the Bureau of Ocean Energy Management, Regulation, and Enforcement) for the recovery of excess royalties paid by the Company on qualifying deepwater leases in the Gulf of Mexico. During the nine months ended September 30, 2010, the MMS paid the Company the $119.3 million receivable plus an additional $35.3 million of associated interest on the excess royalty payments. The properties that were the source of these royalty and interest recoveries were sold by the Company during 2006. Accordingly, the interest income was recorded as a component of income from discontinued operations, net of tax in the accompanying consolidated statement of operations for the nine months ended September 30, 2010. See Note S for additional information about discontinued operations.

Allowances for doubtful accounts. As of September 30, 2010 and December 31, 2009, the Company’s allowances for doubtful accounts totaled $13.5 million and $14.3 million, respectively. Changes in the Company’s allowance for doubtful accounts during the three and nine months ended September 30, 2010 are summarized in the following table:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)

Beginning allowance for doubtful accounts balance	$13,104	$14,299
Amount recorded in other expense for bad debt expense	358	328
Other net decreases	(11)	(1,176)

Ending allowance for doubtful accounts balance	$13,451	$13,451

Inventories. Inventories consisted of $205.9 million and $205.6 million of materials and supplies and $3.9 million and $3.2 million of commodities as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, the Company’s materials and supplies inventory was net of $7.1 million and $5.2 million, respectively, of valuation reserve allowances. As of September 30, 2010 and December 31, 2009, the Company estimated that $27.6 million and $69.6 million, respectively, of its materials and supplies inventory would not be utilized or sold within one year. Accordingly, those inventory values have been classified as other noncurrent assets in the accompanying consolidated balance sheets.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Derivatives and hedging. Changes in the fair values of derivative instruments are recognized as gains or losses in the earnings of the period in which they occur. Effective February 1, 2009, the Company discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Company’s discontinuance of hedge accounting were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the stockholders’ equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the hedged transactions are recognized in the Company’s earnings. Since February 1, 2009, the Company has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur.

The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and master netting counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Company’s and Pioneer Southwest Energy Partners L.P.’s (“Pioneer Southwest,” a majority-owned and consolidated subsidiary) credit-adjusted risk-free rate curves. The credit-adjusted risk-free rate curves for the Company and the counterparties are based on their independent market-quoted credit default swap rate curves plus the United States Treasury Bill yield curve as of the valuation date. Pioneer Southwest’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 250 basis points, representing Pioneer Southwest’s estimated borrowing rate.

Goodwill. During June 2010, the Company sold 45 percent of its interests in South Texas Eagle Ford Shale oil and gas properties and substantially all of its oil and gas properties in the Uinta/Piceance area. Associated therewith, the Company reduced its goodwill attributable to the sold properties by $10.7 million. Tax benefits associated with the exercise of fully-vested stock options assumed in conjunction with the business combination for which the goodwill is attributable also reduced its carrying value by $222 thousand during 2010. Goodwill is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to pretax earnings in the period in which it is determined to be impaired. During the third quarter of 2010, the Company performed its annual assessment of goodwill impairment and determined that there was no impairment.

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

During January 2010, Pioneer Natural Resources USA, Inc. (“PNR USA,” a wholly-owned subsidiary of the Company) formed Sendero Drilling Company, LLC (“Sendero”). Sendero was formed to own and operate land-based drilling rigs in the United States. As of September 30, 2010, Sendero owns nine drilling rigs operating under contract to PNR USA in the Spraberry field in the West Texas Permian Basin. PNR USA is the majority owner of Sendero.

In addition to Pioneer Southwest and Sendero, the Company owns the majority interests in certain other subsidiaries with operations in the United States. Noncontrolling interest in the net assets of consolidated subsidiaries totaled $114.5 million and $106.8 million as of September 30, 2010 and December 31, 2009, respectively. The Company recorded net income attributable to the noncontrolling interests of $2.5 million and $39.0 million for the three and nine months ended September 30, 2010, respectively (principally related to Pioneer Southwest), compared to $9.0 million and $12.3 million for the three and nine months ended September 30, 2009, respectively.

Investment in unconsolidated affiliate. During the second quarter of 2010, the Company formed EFS Midstream LLC (“EFS Midstream”) to own and operate natural gas and liquids gathering, treating and transportation assets in the Eagle Ford Shale area of South Texas. During June 2010, the Company sold a 49.9 percent member interest in EFS Midstream to an unaffiliated third party for $46.4 million of cash proceeds. Associated therewith, the Company recorded a $46.3 million deferred gain that will be amortized as a reduction in production costs over a 20 year period, representing the term of a continuing commitment of Pioneer to deliver production volumes through EFS Midstream handling and gathering facilities. The deferred gain is included in other current and noncurrent liabilities in the Company’s accompanying consolidated balance sheet as of September 30, 2010.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The Company does not have voting control of EFS Midstream. Consequently, the Company accounts for this investment under the equity method of accounting for investments in unconsolidated affiliates. Under the equity method, the Company’s investment in unconsolidated affiliates is increased for investments made and the investor’s share of the investee’s net income, and decreased for distributions received, the carrying value of member interests sold and the investor’s share of the investee’s net losses. The Company’s investment in unconsolidated affiliates is included in other noncurrent assets in the accompanying consolidated balance sheets.

Stock-based compensation. For stock-based compensation equity awards, compensation expense is being recognized in the Company’s financial statements on a straight line basis over the awards’ vesting periods based on their fair values on the dates of grant. The amount of compensation expense recognized at any date is at least equal to the portion of the grant-date value of the award that is vested at that date. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the prior day’s closing stock price on the date of grant for the fair value of restricted stock awards, (iii) the Monte Carlo simulation method for the fair value of performance unit awards and (iv) a probabilistic forecasted fair value method for series B unit awards issued by Sendero.

Stock-based compensation liability awards are awards that are expected to be settled wholly or partially in cash on their vesting dates, rather than in equity shares or units. Stock-based liability awards are recorded as accounts payable – affiliates based on the vested portion of the fair value of the awards on the balance sheet date. The fair values of liability awards are updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to compensation expense. During February and August of 2010, the Company issued 208,620 and 20,935 restricted stock awards, respectively, to employees that represent liability awards, of which 11,161 liability awards have been forfeited or lapsed since the award dates. As of September 30, 2010, account payable – affiliates includes $2.6 million of liabilities attributable to the liability awards.

For the three and nine months ended September 30, 2010, the Company recorded $11.0 million and $31.6 million, respectively, of stock-based compensation costs for all plans, as compared to $10.1 million and $29.3 million for the same respective periods of 2009.

In accordance with GAAP, the Company’s issued shares, as reflected in the consolidated balance sheets at September 30, 2010 and December 31, 2009, do not include 827,861 and 979,493 common shares, respectively, associated with unvested stock-based compensation awards that have voting rights.

The following table summarizes all Pioneer equity and liability stock-based awards, lapses, exercises and forfeitures that occurred during the nine months ended September 30, 2010:

	Restricted Stock Awards	Performance Units	Stock Options

Outstanding at December 31, 2009	2,999,370	347,031	596,033
Awards (a)	741,131	74,482	116,120
Lapsed restrictions	(827,229)	—	—
Exercises	—	—	(173,441)
Forfeitures	(84,356)	—	(1,799)

Outstanding at September 30, 2010	2,828,916	421,513	536,913

(a)	Restricted stock awards include 218,394 of liability awards.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Subsidiary issuances of unit-based compensation. During the nine months ended September 30, 2010, Pioneer Natural Resources GP LLC (the “General Partner”), the general partner of Pioneer Southwest, awarded phantom units to certain members of management of the General Partner under Pioneer Southwest’s long-term incentive plan (the “Phantom Units”). The Phantom Units entitle the recipients to receive 35,118 common units of Pioneer Southwest after a three-year vesting period. Associated therewith, Pioneer Southwest and the Company recorded $147 thousand of compensation expense during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the General Partner awarded 8,744 Pioneer Southwest restricted common units to the independent directors of the General Partner and restrictions on 13,653 Pioneer Southwest common unit director awards lapsed. There were no forfeitures of Pioneer Southwest restricted common units during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, Sendero entered into Restricted Unit Agreements with two key employees, relating to series B units in Sendero. The series B unit awards vest over a five-year period and do not earn equity rights unless certain defined performance conditions are achieved by Sendero. Associated therewith, the Company recorded $765 thousand of compensation expense during the nine months ended September 30, 2010.

As of September 30, 2010, there was $62.6 million of unrecognized compensation expense related to unvested share- and unit-based compensation plan awards, including $11.8 million attributable to liability awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

New accounting pronouncements. Effective December 31, 2009, the Company adopted the SEC’s final rule on “Modernization of Oil and Gas Reporting” (the “Reserve Ruling”) and the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (“ASU”) 2010-03, which conforms ASC 932 to the Reserve Ruling. Among the items, the Reserve Ruling and ASU 2010-03 require companies to report oil and gas reserves using an average price based upon the prior 12-month period rather than a period-end price.

During February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855).” ASU No. 2010-09 amends Accounting Standards Codification (“ASC”) Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. See Note T for the Company’s disclosure about subsequent events.

During January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820).” ASU No. 2010-06 amends ASC Topic 820 to (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010. See Note D for the Company’s disclosures about fair value measurements.

During July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310).” ASU No. 2010-20 amends ASC Topic 310 to provide enhanced disclosures related to (i) the nature of credit risk inherent in an entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. ASU No. 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010. The Company is currently assessing the impact that adoption of ASU No. 2010-20 will have on its disclosures.

NOTE C.     Exploratory Costs

The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves or is impaired. The Company’s capitalized exploratory well and project costs are presented in proved properties in the consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following table reflects the Company’s capitalized exploratory well and project activity during the three and nine months ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(in thousands)

Beginning capitalized exploratory costs	$151,431	$127,574
Additions to exploratory costs pending the determination of proved reserves	50,177	164,302
Reclassification due to determination of proved reserves	(57,321)	(132,063)
Disposition of assets sold	—	(15,526)

Ending capitalized exploratory costs	$144,287	$144,287

The following table provides an aging, as of September 30, 2010 and December 31, 2009 of capitalized exploratory costs and the number of projects for which exploratory costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	September 30, 2010	December 31, 2009
	(in thousands, except project counts)
Capitalized exploratory costs that have been suspended:
One year or less	$40,696	$21,634
More than one year	103,591	105,940

	$144,287	$127,574

Number of projects with exploratory costs that have been suspended for a period greater than one year	4	8

The following table provides an aging of capitalized costs of exploration projects that have been suspended for more than one year as of September 30, 2010:

	Total	2010	2009	2008	2007	2006
	(in thousands)
U.S. – Cosmopolitan Unit	$78,033	$11,119	$8,253	$6,344	$51,488	$829
Tunisia	25,558	209	274	21,145	(15)	3,945

Total	$103,591	$11,328	$8,527	$27,489	$51,473	$4,774

Cosmopolitan Unit. The Company owns a 100 percent working interest in, and is the operator of, the Cosmopolitan Unit in the Cook Inlet of Alaska. The Company drilled a lateral sidetrack during 2007 from an existing wellbore on an onshore site to further appraise the resource potential of the unit. The initial unstimulated production test results were encouraging. The Company performed casing repair workover operations on the well during the fourth quarter of 2009, fracture-stimulated the well during the first quarter of 2010 and concluded flow testing during the second quarter of 2010. The Company will continue to conduct permitting activities and facilities planning and may drill another appraisal well during 2011.

Tunisia – Cherouq. The Company has $17.8 million of suspended well costs recorded for the Hayatt #1 well in the Company’s Cherouq production concession area, which is operated by the Company. The Hayatt #1 well began drilling in April 2008 to test several targeted formations. Mechanical failures were encountered during the testing of the well that did not allow completion of the formation assessments. The Company has project personnel at appropriate levels committed to and actively participating in analyzing seismic and other data to determine the optimal plan forward for completing the well, which may utilize the existing wellbore or a new wellbore adjacent to the existing well. The Company expects to finalize its Hayatt #1 completion plans in early 2011 and execute the well completion during 2011.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Tunisia – Borj El Khadra. The Company has $7.8 million of suspended well costs attributable to the Nahkil #1 and Abir #1 wells in the Borj El Khadra exploration permit area, which is operated by a third-party. The Nahkil #1 well encountered oil-bearing sands and the Abir #1 well encountered gas-bearing sands. The third-party operator and the Company have project personnel at appropriate levels committed to and actively participating in infrastructure planning and assessment of the area. During the first nine months of 2010, a $13.8 million 3-D seismic program was initiated and future plans include the drilling of an additional exploration well in the area during the fourth quarter of 2010. Additionally, project personnel are evaluating the feasibility of using production handling facilities on a nearby production concession to transport Abir #1 production to sales markets.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety. The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using			Fair Value at September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Trading securities	$298	$102	$—	$400
Commodity derivatives	—	367,783	502	368,285
Interest rate derivatives	—	32,173	—	32,173
Deferred compensation plan assets	32,896	—	—	32,896

Total assets	$33,194	$400,058	$502	$433,754

Liabilities:
Commodity derivatives	$—	$59,665	$4,835	$64,500
Interest rate derivatives	—	1,707	—	1,707
Pioneer Southwest credit facility	—	71,019	—	71,019
5.875% senior notes due 2016	470,185	—	—	470,185
6.65% senior notes due 2017	511,781	—	—	511,781
6.875% senior notes due 2018	478,718	—	—	478,718
7.50% senior notes due 2020	496,687	—	—	496,687
7.20% senior notes due 2028	255,000	—	—	255,000
2.875% senior convertible notes due 2038 (a)	601,200	—	—	601,200

Total liabilities	$2,813,571	$132,391	$4,835	$2,950,797

(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege. On the issuance date, the conversion privilege was valued at $81.1 million.

The following tables present the changes in the fair values of the Company’s natural gas liquid (“NGL”) derivative liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, 2010
NGL Swap Contracts
(in thousands)
Beginning asset balance	$4,639
Total gains and losses:
Net unrealized losses included in earnings (a)	(7,131)
Net realized losses transferred to earnings (a)	(566)
Settlement receipts	(1,275)

Ending liability balance	$(4,333)

(a)

The hedge-effective portions of realized gains and losses on commodity derivatives in AOCI – Hedging are included in oil and gas revenues, while non-hedge derivatives or ineffective portions of realized and unrealized hedge gains and losses are included in net derivative gains or losses in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Nine Months Ended September 30, 2010
	NGL Swap Contracts	Notes Receivable	Total
	(in thousands)

Beginning asset (liability) balance	$(12,904)	$4,727	$(8,177)
Total gains and losses:
Net unrealized gains included in earnings (a)	14,073	—	14,073
Net realized losses transferred to earnings (a)	(4,417)	—	(4,417)
Notes receivable valuation allowance recoveries included in earnings (b)	—	187	187
Settlement receipts (c)	(1,085)	(4,914)	(5,999)

Ending asset balance	$(4,333)	$—	$(4,333)

(a)

The hedge-effective portions of realized gains and losses on commodity derivatives in AOCI – Hedging are included in oil and gas revenues, while non-hedge derivatives or ineffective portions of realized and unrealized hedge gains and losses are included in net derivative gains or losses in the accompanying consolidated statements of operations.

(b)	The valuation allowance recoveries associated with the Company’s notes receivable are included in other expense in the accompanying consolidated statements of operations.
(c)	During the first quarter of 2010, the Company took possession of a drilling rig that represented $3.0 million of collateral value associated with its notes receivable.

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets:
Commodity price derivatives	$368,285	$368,285	$84,080	$84,080
Interest rate derivatives	$32,173	$32,173	$8,264	$8,264
Trading securities	$400	$400	$335	$335
Deferred compensation plan assets	$32,896	$32,896	$27,890	$27,890
Notes receivable	$—	$—	$4,727	$4,727
Liabilities:
Commodity price derivatives	$64,500	$64,500	$223,555	$223,555
Interest rate derivatives	$1,707	$1,707	$26,105	$26,105
Pioneer credit facility	$—	$—	$240,000	$259,461
Pioneer Southwest credit facility	$74,000	$71,019	$67,000	$61,718
5.875 % senior notes due 2012	$—	$—	$6,168	$6,154
5.875 % senior notes due 2016	$394,871	$470,185	$389,109	$437,170
6.65 % senior notes due 2017	$484,011	$511,781	$483,914	$472,546
6.875 % senior notes due 2018	$449,184	$478,718	$449,161	$438,402
7.50 % senior notes due 2020	$446,366	$496,687	$446,172	$449,566
7.20 % senior notes due 2028	$249,925	$255,000	$249,924	$230,868
2.875% senior convertible notes due 2038 (a)	$441,058	$601,200	$429,563	$508,320

(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege. On the issuance date, the conversion privilege was valued at $81.1 million.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Trading securities and deferred compensation plan assets. The Company’s trading securities represent securities that are both actively traded and not actively traded on major exchanges. The Company’s deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges plus unallocated contributions as of the measurement date. As of September 30, 2010, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs except inputs for certain trading securities that are not actively traded on major exchanges, which were provided by broker quotes representing Level 2 inputs.

Interest rate derivatives. The Company’s interest rate derivative assets and liabilities as of September 30, 2010 represent (i) swap contracts for $189 million notional amount of debt, whereby the Company pays a fixed rate of interest and the counterparty pays a variable LIBOR-based rate and (ii) swap contracts for $470 million notional amount of debt, whereby the Company pays a variable LIBOR-based rate and the counterparty pays a fixed rate of interest. The net derivative asset values attributable to the Company’s interest rate derivative contracts as of September 30, 2010 are based on (i) the contracted notional amounts, (ii) LIBOR rate yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

Commodity derivatives. The Company’s commodity derivatives represent oil, NGL and gas swap contracts, collar contracts and collar contracts with short puts (which are also known as three-way collar contracts). The Company’s oil and gas swap, collar and three-way collar derivative contract asset and liability measurements represent Level 2 inputs in the hierarchy priority and NGL derivative contract asset and liability measurements represent Level 3 inputs in the hierarchy priority.

Oil derivatives. The Company’s oil derivatives are swap, collar and three-way collar contracts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar and three-way collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices and Dated Brent oil prices. The asset and liability values attributable to the Company’s oil derivatives as of September 30, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) independent active market-quoted futures Dated Brent price quotes, (iv) the applicable estimated credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company’s collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

NGL derivatives. The Company’s NGL derivatives include swap and collar contracts for notional blended Bbls of Mont Belvieu-posted-price NGLs or NGL component prices per Bbl. The asset and liability values attributable to the Company’s NGL derivatives as of September 30, 2010 are based on (i) the contracted notional volumes, (ii) independent active market-quoted NGL component prices and (iii) the applicable credit-adjusted risk-free rate yield curve. The implied rates of volatility inherent in the Company’s collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling NGL options and were corroborated by market-quoted volatility factors. As of December 31, 2009, the Company’s NGL component price inputs were obtained from independent brokers active in buying and selling NGL derivative contracts.

Gas derivatives. The Company’s gas derivatives are swap, collar and three-way collar contracts for notional volumes of gas (expressed in millions of British thermal units “MMBtus”) contracted at various posted price indexes, including NYMEX Henry Hub (“HH”) swap contracts coupled with basis swap contracts that convert the HH price index point to other price indexes. The asset and liability values attributable to the Company’s gas derivative contracts as of September 30, 2010 are based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices, (iv) the applicable credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company’s collar contracts and three-way collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling gas options and were corroborated by market-quoted volatility factors.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Credit facilities. The fair value of Pioneer Southwest’s credit facility is based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. Since there are no outstanding borrowings on Pioneer’s credit facility, the fair value is nil at September 30, 2010.

Senior notes. The Company’s senior notes represent debt securities that are actively traded on major exchanges. The fair values of the Company’s senior notes are based on their periodic values as quoted on the major exchanges.

NOTE E.     Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, which requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company’s net operating loss carry forwards (“NOLs”) and other deferred tax attributes in the U.S., state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of September 30, 2010 and December 31, 2009, the Company’s valuation allowances (relating primarily to foreign tax jurisdictions) were $38.9 million and $44.2 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2010, the Company had no significant unrecognized tax benefits. The Company’s policy is to account for interest charges with respect to income taxes as interest expense and any penalties, with respect to income taxes, as other expense in the consolidated statements of operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2004. As of September 30, 2010, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company’s liquidity, future results of operations or financial position.

Income tax (provisions) benefits. The Company’s income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Current:
U.S. federal	$(1,550)	$(1,335)	$(4,850)	$(934)
U.S. state	(1,520)	(2,206)	(4,644)	(9,142)
Foreign	(16,340)	(8,708)	(22,031)	(9,650)

	(19,410)	(12,249)	(31,525)	(19,726)

Deferred:
U.S. federal	(66,125)	15,273	(268,921)	68,796
U.S. state	(6,854)	3,696	(23,354)	9,460
Foreign	15,728	(1,514)	(8,028)	(10,859)

	(57,251)	17,455	(300,303)	67,397

Income tax (provision) benefit	$(76,661)	$5,206	$(331,828)	$47,671

NOTE F.     Long-term Debt

Senior notes redemption. On March 15, 2010, the Company redeemed for cash all of its outstanding 5.875% senior notes due 2012 for $6.3 million, which represented the outstanding principal plus accrued and unpaid interest.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Credit facility repayment. During the second quarter of 2010, the Company repaid its outstanding borrowings under the Pioneer credit facility.

As of September 30, 2010, the Company and Pioneer Southwest were in compliance with all of their debt covenants.

NOTE G.    Derivative Financial Instruments

The Company uses financial derivative contracts to manage exposures to commodity price, interest rate and foreign currency exchange rate fluctuations. The Company generally does not enter into derivative financial instruments for speculative or trading purposes. The Company may also enter into physical delivery contracts to effectively provide commodity price protection. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives. Therefore, physical delivery contracts are not accounted for as derivative financial instruments in the financial statements.

All derivatives are recorded on the balance sheet at estimated fair value. Fair value is generally determined based on the credit-adjusted present value difference between the fixed contract price and the underlying market price at the determination date. The Company accounts for derivative instruments under mark-to-market accounting rules, which require that all changes in the fair values of the Company’s derivative contracts be recognized as gains or losses in the earnings of the period in which they occur.

Changes in the fair value of effective cash flow hedges prior to the Company’s February 1, 2009 discontinuance of hedge accounting were recorded as a component of AOCI – Hedging, which is being transferred to earnings when the hedged transaction is recognized in earnings. Any ineffective portion of changes in the fair value of hedge derivatives prior to February 1, 2009 was recorded in the earnings of the period of change. The ineffective portion was calculated as the difference between the change in fair value of the hedge derivative and the estimated change in cash flows from the item hedged.

Fair value derivatives. The Company monitors the debt capital markets and interest rate trends to identify opportunities to enter into and terminate interest rate derivative contracts, with the objective of reducing the Company’s costs of capital. As of September 30, 2010 and December 31, 2009, the Company was not a party to any fair value hedges.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Oil prices. All material physical sales contracts governing the Company’s oil production are tied directly or indirectly to NYMEX WTI or Dated Brent oil prices. The following table sets forth the volumes in Bbls outstanding as of September 30, 2010 under the Company’s oil derivative contracts and the weighted average NYMEX or Dated Brent prices per Bbl for those contracts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily oil production derivatives (a):
2010 – Swap contracts
Volume (Bbl)				2,500	2,500
Price per Bbl				$93.34	$93.34

2010 – Collar contracts with short puts
Volume (Bbl)				30,250	30,250
Price per Bbl:
Ceiling				$85.09	$85.09
Floor				$68.38	$68.38
Short put				$55.23	$55.23

2011 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$77.25	$77.25	$77.25	$77.25	$77.25

2011 – Collar contracts
Volume (Bbl)	2,000	2,000	2,000	2,000	2,000
Price per Bbl:
Ceiling	$170.00	$170.00	$170.00	$170.00	$170.00
Floor	$115.00	$115.00	$115.00	$115.00	$115.00

2011 – Collar contracts with short puts
Volume (Bbl)	32,000	32,000	32,000	32,000	32,000
Price per Bbl:
Ceiling	$99.33	$99.33	$99.33	$99.33	$99.33
Floor	$73.75	$73.75	$73.75	$73.75	$73.75
Short put	$59.31	$59.31	$59.31	$59.31	$59.31

2012 – Swap contracts
Volume (Bbl)	3,000	3,000	3,000	3,000	3,000
Price per Bbl	$79.32	$79.32	$79.32	$79.32	$79.32

2012 – Collar contracts with short puts
Volume (Bbl)	31,000	31,000	31,000	31,000	31,000
Price per Bbl:
Ceiling	$119.70	$119.70	$119.70	$119.70	$119.70
Floor	$80.48	$80.48	$80.48	$80.48	$80.48
Short put	$65.00	$65.00	$65.00	$65.00	$65.00

2013 – Swap contracts
Volume (Bbl)	3,000	3,000	3,000	3,000	3,000
Price per Bbl	$81.02	$81.02	$81.02	$81.02	$81.02

2013 – Collar contracts with short puts
Volume (Bbl)	21,250	21,250	21,250	21,250	21,250
Price per Bbl:
Ceiling	$117.38	$117.38	$117.38	$117.38	$117.38
Floor	$80.18	$80.18	$80.18	$80.18	$80.18
Short put	$65.18	$65.18	$65.18	$65.18	$65.18

(a)

Subsequent to September 30, 2010, the Company entered into additional collar contracts with short puts for 6,000 Bbls per day of the Company’s 2012 production with a ceiling price of $111.33 per Bbl, a floor price of $80.00 per Bbl and a short put price of $65.00 per Bbl.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Natural gas liquids prices. All material physical sales contracts governing the Company’s NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities’ NGL product component prices. The following table sets forth the volumes in Bbls outstanding as of September 30, 2010 under the Company’s NGL derivative contracts and the weighted average NGL prices per Bbl for those contracts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily NGL production derivatives:
2010 – Swap contracts
Volume (Bbl)				1,650	1,650
Price per Bbl				$40.85	$40.85

2010 – Collar contracts
Volume (Bbl)				2,000	2,000
Price per Bbl:
Ceiling				$49.98	$49.98
Floor				$41.58	$41.58

2010 – Collar contracts with short puts
Volume (Bbl)				2,000	2,000
Price per Bbl:
Ceiling				$58.92	$58.92
Floor				$47.64	$47.64
Short put				$38.71	$38.71

2011 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$34.65	$34.65	$34.65	$34.65	$34.65

2011 – Collar contracts
Volume (Bbl)	1,000	1,000	1,000	1,000	1,000
Price per Bbl:
Ceiling	$50.93	$50.93	$50.93	$50.93	$50.93
Floor	$42.21	$42.21	$42.21	$42.21	$42.21

2012 – Swap contracts
Volume (Bbl)	750	750	750	750	750
Price per Bbl	$35.03	$35.03	$35.03	$35.03	$35.03

Gas prices. All material physical sales contracts governing the Company’s gas production are tied directly or indirectly to regional index prices where the gas is sold. The Company uses derivative contracts to manage gas price volatility and reduce basis risk between NYMEX Henry Hub prices and actual index prices upon which the gas is sold. The following table sets forth the volumes in MMBtus outstanding as of September 30, 2010 under the Company’s gas derivative contracts and the weighted average index prices per MMBtu for those contracts:

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily gas production derivatives:
2010 – Swap contracts
Volume (MMBtu)				167,500	167,500
Price per MMBtu				$6.26	$6.26

2010 – Collar contracts
Volume (MMBtu)				40,000	40,000
Price per MMBtu:
Ceiling				$7.19	$7.19
Floor				$5.75	$5.75

2010 – Collar contracts with short puts
Volume (MMBtu)				95,000	95,000
Price per MMBtu:
Ceiling				$7.94	$7.94
Floor				$6.00	$6.00
Short put				$5.00	$5.00

2010 – Basis swap contracts
Volume (MMBtu)				245,109	245,109
Price per MMBtu				$(0.69)	$(0.69)

2011 – Swap contracts
Volume (MMBtu)	117,500	117,500	117,500	117,500	117,500
Price per MMBtu	$6.13	$6.13	$6.13	$6.13	$6.13

2011 – Collar contracts with short puts
Volume (MMBtu)	200,000	200,000	200,000	200,000	200,000
Price per MMBtu:
Ceiling	$8.55	$8.55	$8.55	$8.55	$8.55
Floor	$6.32	$6.32	$6.32	$6.32	$6.32
Short put	$4.88	$4.88	$4.88	$4.88	$4.88

2011 – Basis swap contracts
Volume (MMBtu)	133,500	133,500	133,500	133,500	133,500
Price per MMBtu	$(0.58)	$(0.58)	$(0.58)	$(0.58)	$(0.58)

2012 – Swap contracts
Volume (MMBtu)	105,000	105,000	105,000	105,000	105,000
Price per MMBtu	$5.82	$5.82	$5.82	$5.82	$5.82

2012 – Collar contracts
Volume (MMBtu)	65,000	65,000	65,000	65,000	65,000
Price per MMBtu:
Ceiling	$6.60	$6.60	$6.60	$6.60	$6.60
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2012 – Collar contracts with short puts
Volume (MMBtu)	190,000	190,000	190,000	190,000	190,000
Price per MMBtu:
Ceiling	$7.96	$7.96	$7.96	$7.96	$7.96
Floor	$6.12	$6.12	$6.12	$6.12	$6.12
Short put	$4.55	$4.55	$4.55	$4.55	$4.55

2012 – Basis swap contracts
Volume (MMBtu)	116,000	116,000	116,000	116,000	116,000
Price per MMBtu	$(0.37)	$(0.37)	$(0.37)	$(0.37)	$(0.37)

2013 – Swap contracts
Volume (MMBtu)	67,500	67,500	67,500	67,500	67,500
Price per MMBtu	$6.11	$6.11	$6.11	$6.11	$6.11

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

2013 – Collar contracts
Volume (MMBtu)	100,000	100,000	100,000	100,000	100,000
Price per MMBtu:
Ceiling	$6.50	$6.50	$6.50	$6.50	$6.50
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2013 – Collar contracts with short puts
Volume (MMBtu)	45,000	45,000	45,000	45,000	45,000
Price per MMBtu:
Ceiling	$7.49	$7.49	$7.49	$7.49	$7.49
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50

2013 – Basis swap contracts
Volume (MMBtu)	32,500	32,500	32,500	32,500	32,500
Price per MMBtu	$(0.34)	$(0.34)	$(0.34)	$(0.34)	$(0.34)

2014 – Swap contracts
Volume (MMBtu)	50,000	50,000	50,000	50,000	50,000
Price per MMBtu	$6.05	$6.05	$6.05	$6.05	$6.05

2014 – Collar contracts
Volume (MMBtu)	20,000	20,000	20,000	20,000	20,000
Price per MMBtu:
Ceiling	$7.20	$7.20	$7.20	$7.20	$7.20
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2014 – Collar contracts with short puts
Volume (MMBtu)	50,000	50,000	50,000	50,000	50,000
Price per MMBtu:
Ceiling	$8.08	$8.08	$8.08	$8.08	$8.08
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50

2014 – Basis swap contracts
Volume (MMBtu)	10,000	10,000	10,000	10,000	10,000
Price per MMBtu	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$(0.16)

Interest rates. The following table sets forth as of September 30, 2010 the notional amount of the Company’s debt under outstanding variable-for-fixed and fixed-for-variable interest rate swap contracts, the weighted average fixed annual interest rate and termination date for those contracts:

Type	Notional Amount	Weighted Average Fixed Interest Rate	Termination Date
	(in thousands)
Variable-for-fixed	$189,000	3.0 percent	February 2011
Fixed-for-variable	$400,000	2.87 percent	July 2016
Fixed-for-variable	$70,000	3.23 percent	March 2017

Tabular disclosure of derivative financial instruments. All of the Company’s derivatives are accounted for as non-hedge derivatives as of September 30, 2010 and December 31, 2009, except for $4.4 million and $17.9 million of net obligations on terminated hedges, respectively. The following tables provide disclosure of the Company’s derivative instruments:

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Fair Value of Derivative Instruments as of September 30, 2010
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)

Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$201,339	Derivatives - current	$51,612
Interest rate derivatives	Derivatives - current	11,739	Derivatives - current	2,149
Commodity price derivatives	Derivatives - noncurrent	206,342	Derivatives - noncurrent	47,872
Interest rate derivatives	Derivatives - noncurrent	22,599	Derivatives - noncurrent	1,723

Total derivatives not designated as hedging instruments		442,019		103,356

Derivatives designated as hedging instruments (b)
Commodity price derivatives	Derivatives - current	118	Derivatives - current	4,530

Total derivatives designated as hedging instruments		118		4,530

Total derivatives		$442,137		$107,886

Fair Value of Derivative Instruments as of December 31, 2009
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)

Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$66,442	Derivatives - current	$120,112
Interest rate derivatives	Derivatives - current	9,450	Derivatives - current	5,169
Commodity price derivatives	Derivatives - noncurrent	48,341	Derivatives - noncurrent	116,233
Interest rate derivatives	Derivatives - noncurrent	2,192	Derivatives - noncurrent	24,314

Total derivatives not designated as hedging instruments		126,425		265,828

Derivatives designated as hedging instruments (b)
Commodity price derivatives	Derivatives - current	—	Derivatives - current	17,913

Total derivatives designated as hedging instruments		—		17,913

Total derivatives		$126,425		$283,741

(a)

Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

(b)	Represent derivative obligations under terminated hedge arrangements.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCI on Effective Portion
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Interest rate derivatives	$—	$—	$—	$(433)
Commodity price derivatives	—	—	—	13,407

Total	$—	$—	$—	$12,974

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
		(in thousands)

Interest rate derivatives	Interest expense	$(63)	$(1,621)	$(1,633)	$(5,893)
Interest rate derivatives	Derivative gains (losses), net	—	—	(2,465)	—
Commodity price derivatives	Oil and gas revenue	21,976	26,261	67,634	96,173

Total		$21,913	$24,640	$63,536	$90,280

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
		(in thousands)

Interest rate derivatives	Derivative gains (losses), net	$14,848	$131	$52,564	$(3,120)
Commodity price derivatives	Derivative gains (losses), net	112,733	(15,353)	520,486	(82,463)

Total		$127,581	$(15,222)	$573,050	$(85,583)

AOCI – Hedging. As of September 30, 2010 and December 31, 2009, AOCI – Hedging represented net deferred gains of $17.7 million and $51.0 million, respectively. The AOCI – Hedging balance as of September 30, 2010 was comprised of $51.2 million of net deferred gains on the effective portions of discontinued commodity hedges, $2.0 million of net deferred losses on the effective portions of discontinued interest rate hedges and $13.3 million of associated net deferred tax provisions, reduced by $18.2 million of AOCI – Hedging net deferred gains attributable to and classified as noncontrolling interests in consolidated subsidiaries.

During the twelve months ending September 30, 2011, the Company expects to reclassify $46.0 million of AOCI – Hedging net deferred gains to oil and gas revenues (including $14.8 million related to noncontrolling interests) and $203 thousand of AOCI – Hedging net deferred losses to interest expense. The Company also expects to reclassify $12.6 million of net deferred income tax provisions associated with hedge derivatives during the twelve months ending September 30, 2011 from AOCI – Hedging to income tax expense. For the remaining three months of 2010 and the year ending December 31, 2011, the Company expects to reclassify deferred gains on discontinued commodity hedges of $21.4 million and $32.9 million, respectively, to oil and gas revenues. During 2012, the Company expects to reclassify deferred losses on commodity hedges of $3.1 million to oil and gas revenues. The $2.0 million of net deferred hedge losses on the effective portion of interest rate hedges will be transferred from AOCI-Hedging to interest expense ratably through April 2018.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following table summarizes the Company’s asset retirement obligation activity during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Beginning asset retirement obligations	$137,181	$154,172	$166,434	$172,433
Liabilities assumed in acquisitions	—	—	6	—
New wells placed on production and changes in estimates	2,356	1,202	7,000	16,568
Liabilities reclassified to discontinued operations held for sale	—	—	—	(1,756)
Disposition of wells	(131)	(491)	(29,671)	(13,334)
Liabilities settled	(6,141)	(15,587)	(16,096)	(40,562)
Accretion of discount from continuing operations	2,626	2,754	8,218	8,259
Accretion of discount from discontinued operations	—	88	—	530

Ending asset retirement obligations	$135,891	$142,138	$135,891	$142,138

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of September 30, 2010 and December 31, 2009, the current portions of the Company’s asset retirement obligations were $6.5 million and $13.9 million, respectively.

NOTE I.    Postretirement Benefit Obligations

As of September 30, 2010 and December 31, 2009, the Company had $8.7 million and $9.1 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of September 30, 2010 or December 31, 2009. Other than participants in the Company’s retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company’s unfunded accumulated postretirement benefit obligations during the three and nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Beginning accumulated postretirement benefit obligations	$8,968	$9,364	$9,075	$9,612
Net benefit payments	(543)	(361)	(1,127)	(1,052)
Service costs	80	57	241	171
Net actuarial losses	100	—	200	—
Accretion of interest	108	164	324	493

Ending accumulated postretirement benefit obligations	$8,713	$9,224	$8,713	$9,224

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

September 30, 2010

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following table is a reconciliation of the Company’s net income (loss) attributable to common stockholders to basic net income (loss) attributable to common stockholders and to diluted net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Net income (loss) attributable to common stockholders	$112,036	$(7,165)	$524,866	$(108,766)
Participating basic distributed earnings (a)	(18)	—	(125)	(94)
Participating basic undistributed earnings (a)	(2,672)	—	(11,895)	—

Basic net income (loss) attributable to common stockholders	109,346	(7,165)	512,846	(108,860)
Diluted adjustments to share- and unit-based earnings (a)	19	—	128	—

Diluted net income (loss) attributable to common stockholders	$109,365	$(7,165)	$512,974	$(108,860)

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

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Weighted average common shares outstanding (a):
Basic	115,191	114,123	114,985	114,118
Dilutive common stock options (b)	168	—	218	—
Contingently issuable - performance shares (b)	662	—	629	—

Diluted	116,021	114,123	115,832	114,118

(a)

In 2007, the Company’s board of directors (“Board”) approved a $750 million share repurchase program of which $355.8 million remained available for purchases as of September 30, 2010. During the first nine months of 2010, the Company did not purchase any common stock pursuant to the program. During the first nine months of 2009, the Company purchased $16.3 million of common stock pursuant to the program.

(b)

Diluted earnings per share were calculated using the two-class method for the three and nine months ended September 30, 2010 and 2009. The following common stock equivalents were excluded from the diluted loss per share calculations for the three and nine months ended September 30, 2009 because they would have been anti-dilutive to the calculations: 1,194,518 and 768,049 unvested restricted shares or restricted stock units, respectively; 180,124 and 154,946 outstanding options to purchase the Company’s common stock, respectively; and 203,835 and 126,091 performance units, respectively.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following tables provide the Company’s geographic operating segment data for the three and nine months ended September 30, 2010 and 2009. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The “Headquarters” table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)

Three Months Ended September 30, 2010
Revenues and other income:
Oil and gas	$416,108	$21,299	$33,965	$—	$471,372
Interest and other	—	—	—	11,864	11,864
Derivative gains, net	—	—	—	127,581	127,581
Gain (loss) on disposition of assets, net	2,429	—	—	(46)	2,383
Hurricane activity, net	3,452	—	—	—	3,452

	421,989	21,299	33,965	139,399	616,652

Costs and expenses:
Oil and gas production	99,711	1,000	3,628	—	104,339
Production and ad valorem taxes	33,045	—	—	—	33,045
Depletion, depreciation and amortization	119,726	18,338	5,576	9,198	152,838
Exploration and abandonments	21,308	302	1,353	—	22,963
General and administrative	—	—	—	44,759	44,759
Accretion of discount on asset retirement obligations	1,899	622	105	—	2,626
Interest	—	—	—	45,002	45,002
Other	9,682	—	—	11,245	20,927

	285,371	20,262	10,662	110,204	426,499

Income from continuing operations before income taxes	136,618	1,037	23,303	29,195	190,153
Income tax provision	(50,549)	(290)	(12,101)	(13,721)	(76,661)

Income from continuing operations	$86,069	$747	$11,202	$15,474	$113,492

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)

Three Months Ended September 30, 2009
Revenues and other income:
Oil and gas	$350,034	$20,836	$39,099	$—	$409,969
Interest and other	—	—	—	503	503
Derivative losses, net	—	—	—	(15,222)	(15,222)
Gain (loss) on disposition of assets, net	80	—	—	(465)	(385)
Hurricane activity, net	(1,830)	—	—	—	(1,830)

	348,284	20,836	39,099	(15,184)	393,035

Costs and expenses:
Oil and gas production	84,083	822	5,489	—	90,394
Production and ad valorem taxes	28,089	—	—	—	28,089
Depletion, depreciation and amortization	128,954	20,813	5,639	7,199	162,605
Exploration and abandonments	19,908	114	4,910	141	25,073
General and administrative	—	—	—	34,799	34,799
Accretion of discount on asset retirement obligations	2,014	637	103	—	2,754
Interest	—	—	—	43,438	43,438
Other	9,702	—	—	11,661	21,363

	272,750	22,386	16,141	97,238	408,515

Income (loss) from continuing operations before income taxes	75,534	(1,550)	22,958	(112,422)	(15,480)
Income tax benefit (provision)	(27,948)	450	(12,227)	44,931	5,206

Income (loss) from continuing operations	$47,586	$(1,100)	$10,731	$(67,491)	$(10,274)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)

Nine Months Ended September 30, 2010
Revenues and other income:
Oil and gas	$1,264,315	$67,182	$109,813	$—	$1,441,310
Interest and other	—	—	—	51,930	51,930
Derivative gains, net	—	—	—	570,585	570,585
Gain (loss) on disposition of assets, net	27,408	—	—	(437)	26,971
Hurricane activity, net	5,678	—	—	—	5,678

	1,297,401	67,182	109,813	622,078	2,096,474

Costs and expenses:
Oil and gas production	278,154	2,672	10,522	—	291,348
Production and ad valorem taxes	85,444	—	—	—	85,444
Depletion, depreciation and amortization	353,090	58,677	17,593	24,560	453,920
Exploration and abandonments	60,773	428	9,354	328	70,883
General and administrative	—	—	—	128,081	128,081
Accretion of discount on asset retirement obligations	6,043	1,866	309	—	8,218
Interest	—	—	—	137,893	137,893
Other	30,233	—	—	21,995	52,228

	813,737	63,643	37,778	312,857	1,228,015

Income from continuing operations before income taxes	483,664	3,539	72,035	309,221	868,459
Income tax provision	(178,956)	(991)	(37,653)	(114,228)	(331,828)

Income from continuing operations	$304,708	$2,548	$34,382	$194,993	$536,631

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

	United States	South Africa	Tunisia	Headquarters	Consolidated Total
	(in thousands)

Nine Months Ended September 30, 2009
Revenues and other income:
Oil and gas	$991,849	$50,801	$105,862	$—	$1,148,512
Interest and other	—	—	—	99,761	99,761
Derivative losses, net	—	—	—	(85,583)	(85,583)
Gain (loss) on disposition of assets, net	87	—	—	(534)	(447)
Hurricane activity, net	(18,280)	—	—	—	(18,280)

	973,656	50,801	105,862	13,644	1,143,963

Costs and expenses:
Oil and gas production	257,580	4,763	23,274	—	285,617
Production and ad valorem taxes	79,503	—	—	—	79,503
Depletion, depreciation and amortization	414,135	57,812	15,706	21,769	509,422
Impairment of oil and gas properties	21,091	—	—	—	21,091
Exploration and abandonments	61,276	403	15,458	724	77,861
General and administrative	—	—	—	102,728	102,728
Accretion of discount on asset retirement obligations	6,038	1,912	309	—	8,259
Interest	—	—	—	128,051	128,051
Other	48,852	—	3,768	36,847	89,467

	888,475	64,890	58,515	290,119	1,301,999

Income (loss) from continuing operations before income taxes	85,181	(14,089)	47,347	(276,475)	(158,036)
Income tax benefit (provision)	(31,517)	4,086	(26,911)	102,013	47,671

Income (loss) from continuing operations	$53,664	$(10,003)	$20,436	$(174,462)	$(110,365)

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

The Company’s primary assumptions of the estimated future cash flows attributable to oil and gas properties were based on (i) proved reserves and risk-adjusted probable and possible reserves and (ii) management’s commodity price outlook, which were based in part on forward market quotes.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following table provides information about changes in the deferred revenue carrying values of the Company’s VPPs for the nine months ended September 30, 2010 (in thousands):

Deferred revenue at December 31, 2009	$177,236
Less: 2010 amortization	(67,739)

Deferred revenue at September 30, 2010	$109,497

The remaining deferred revenue amounts will be recognized in oil revenues in the consolidated statements of operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2010	$22,475
2011	44,951
2012	42,071

$109,497

NOTE O.     Gain (Loss) on Disposition of Assets, Net

For the three and nine months ended September 30, 2010, the Company recorded $2.4 million and $27.0 million of net gains on disposition of assets, respectively, as compared to $385 thousand and $447 thousand of net losses for the three and nine months ended September 30, 2009, respectively.

During the three and nine months ended September 30, 2010, the Company recorded $2.4 million and $8.1 million of net gains, respectively, associated the sale of proved and unproved oil and gas properties associated with an Eagle Ford Shale joint venture transaction that was completed during June 2010. During June 2010, the Company entered into a purchase and sale agreement whereby it sold (i) 45 percent of its Eagle Ford Shale proved and unproved oil and gas properties to an unaffiliated third party for $225.6 million of cash proceeds, including normal closing adjustments, and (ii) sold a 49.9 percent interest in EFS Midstream for $46.4 million of cash proceeds (see Note B for additional information regarding EFS Midstream). The terms of the Eagle Ford Shale transaction also provide that the purchaser will pay 75 percent (up to $886.8 million) of the Company’s defined exploration, drilling and completion costs attributable to the Eagle Ford Shale assets during the six years ending on July 1, 2016, subject to extension. Associated with these transactions, the Company also recorded a deferred gain of $46.3 million that will be amortized to earnings over a 20 year period.

During 2010, the Company also sold certain proved and unproved oil and gas properties in the Uinta/Piceance area for net proceeds of $11.9 million, resulting in a net gain of $17.4 million for the nine months ended September 30, 2010.

The Company’s 2009 asset dispositions were primarily comprised sales of substantially all of its Mississippi assets and shelf properties in the Gulf of Mexico, which are reflected as discontinued operations in the accompanying statements of operations. See Note S for additional information regarding the sale of these assets.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE P.     Interest and Other Income

The following table provides the components of the Company’s interest and other income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$12,129	$—	$39,990	$94,989
Interest income	3,113	108	3,594	1,289
Foreign currency remeasurement and exchange gains (losses)(b)	(4,107)	174	1,871	790
Contract drilling margin	268	—	1,776	—
Insurance claim recovery	—	—	1,665	—
Other income	255	169	1,160	1,780
Sales and other tax refunds	—	—	984	—
Deferred compensation plan income	206	52	890	913

Total interest and other income	$11,864	$503	$51,930	$99,761

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

NOTE Q.     Other Expense

The following table provides the components of the Company’s other expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Excess and terminated rig related costs (a)	$9,682	$9,702	$30,233	$52,620
Inventory impairment (b)	5,660	291	7,230	1,894
Well servicing operations (c)	2,305	5,169	6,965	10,551
Other	822	2,025	3,950	3,370
Foreign currency remeasurement and exchange losses (d)	1,571	1,249	2,746	5,982
Contingency and environmental accrual adjustments	260	913	507	6,998
Bad debt expense	358	1,985	328	1,241
Equity interest in losses of unconsolidated affiliate	269	—	269	—
Transportation commitment charge	—	29	—	6,811

Total other expense	$20,927	$21,363	$52,228	$89,467

(a)	Represents above market drilling rig costs, idle rig costs and costs incurred to terminate contractual drilling rig commitments prior to their contractual maturities.
(b)	Represents impairment charges to reduce the carrying value of excess lease and well equipment and supplies inventories to their estimated net realizable values.
(c)	Represents idle well servicing costs.
(d)

The Company’s operations in Africa periodically recognize monetary assets and liabilities in currencies other than their functional currencies. Associated therewith, the Company realizes foreign currency remeasurement and transaction gains and losses.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

NOTE R.    Insurance Claims

As a result of Hurricane Rita in September 2005, the Company’s East Cameron facility, located in the Gulf of Mexico shelf, was destroyed. The operations to reclaim and abandon the East Cameron facilities began in January 2007. As of September 30, 2010, the Company estimates that it will cost an additional $1.8 million to complete the reclamation and abandonment of the East Cameron facility.

The remaining estimated cost to reclaim and abandon the East Cameron facilities contains a number of assumptions that could cause the ultimate cost to be higher or lower than the estimate, as there are many uncertainties when working offshore and underwater with low visibility. The Company has expended $206.5 million on the reclamation and abandonment of the East Cameron facility through September 30, 2010.

During the three and nine months ended September 30, 2010, the Company received $5.8 million and $13.5 million from its insurance providers, respectively, related to debris removal, which was credited to Hurricane activity, net in the accompanying consolidated statement of operations. Since operations began to reclaim and abandon the East Cameron facility, the Company has recovered from its insurance providers (i) $59.7 million attributable to reclamation and abandonment costs incurred, (ii) $18.0 million related to business interruption and property damage losses and (iii) $3.0 million of reimbursed interest costs.

In 2007, the Company commenced legal actions against its insurance carriers regarding policy coverage issues, primarily related to debris removal, certain costs associated with plugging and abandonment, and the well restoration and safety coverages. Subsequent to September 30, 2010, the Company and the insurance carriers agreed to settle the insurance policy dispute, as a result of which the insurance carriers are expected to pay the Company an incremental $140 million plus certain court costs during the fourth quarter of 2010.

NOTE S.    Discontinued Operations

The Company sold substantially all of its Mississippi assets and shelf properties in the Gulf of Mexico during June and August 2009, respectively. The Company has reflected the results of operations of these properties and the 2009 gains on the disposition of these assets as discontinued operations, rather than as a component of continuing operations, in the accompanying consolidated statements of operations.

During the fourth quarter of 2009, the Company recorded a $119.3 million receivable from the MMS for the recovery of excess royalties paid by the Company on qualifying deepwater leases in the Gulf of Mexico. During the nine months ended September 30, 2010, the MMS paid the Company the $119.3 million receivable plus an additional $35.3 million of associated interest on the excess royalty payments. The properties that were the source of these royalty and interest recoveries were sold by the Company during 2006. Accordingly, the interest income recorded during the second quarter of 2010 has been classified as a component of income from discontinued operations, net of tax in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

(Unaudited)

The following table represents the components of the Company’s discontinued operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Revenues and other income:
Oil and gas	$—	$2,000	$—	$13,722
Interest and other (a)	3,603	—	42,911	—
Gain on disposition of assets, net (b)	—	17,823	—	18,129

	3,603	19,823	42,911	31,851

Costs and expenses:
Oil and gas production	—	477	—	5,126
Production and ad valorem taxes	—	(155)	—	(37)
Depletion, depreciation and amortization (b)	—	1	—	3,863
Exploration and abandonments (b)	1,500	7	1,500	290
General and administrative	—	144	—	108
Accretion of discount on asset retirement obligations (b)	—	89	—	531

	1,500	563	1,500	9,881

Income from discontinued operations before income taxes	2,103	19,260	41,411	21,970
Income tax provision (b)	(1,021)	(7,153)	(14,173)	(8,102)

Income from discontinued operations	$1,082	$12,107	$27,238	$13,868

(a)

Primarily comprised of (i) $35.3 million of interest paid to the Company during the three months ended June 30, 2010 by the MMS on excess royalty payments and $2.8 million of legal settlements paid to the Company during the three months ended September 30, 2010 on Gulf of Mexico discontinued operations sold during 2006, (ii) $2.1 million of Canadian sales tax refunds paid to the Company during the three months ended June 30, 2010 attributable to Canadian discontinued operations sold during 2007 and (iii) an $856 thousand receivable recovery and $1.9 million of Argentine value added tax contingency charge reversals recorded during the three months ended September 30 and June 30, 2010, respectively, on Argentine discontinued operations sold during 2006.

(b)	Represents the significant noncash components of discontinued operations. Deferred income taxes for the nine months ended September 30, 2010 and 2009 were $9.0 million and $8.1 million, respectively.

NOTE T.    Subsequent Events

The Company has evaluated subsequent events through the date of issuance of its unaudited consolidated financial statements. The Company is not aware of any reportable subsequent events other than the subsequent event disclosed in Note R.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company’s financial and operating performance for the third quarter of 2010 included the following highlights:

•

Earnings attributable to common stockholders was $112.0 million ($0.94 per diluted share), as compared to net loss attributable to common stockholders of $7.2 million ($0.06 per diluted share) for the third quarter of 2009. The increase in earnings attributable to common stockholders is primarily due to $127.6 million of mark-to-market derivative gains during the third quarter of 2010 as compared to $15.2 million of mark-to-market derivative losses during the third quarter of 2009 and a $61.4 million increase in oil and gas revenues.

•

Net cash provided by operating activities increased to $901.7 million for the nine months ended September 30, 2010, as compared to $410.8 million for the nine months ended September 30, 2009. The $490.9 million increase in net cash provided by operating activities was primarily due to increases in oil and gas revenues and changes in working capital.

•

Net debt to book capitalization decreased to 37 percent at September 30, 2010, as compared to 43 percent at December 31, 2009, principally due to debt repayments from the proceeds of the Eagle Ford Shale joint venture transaction and earnings attributable to mark-to-market gains on derivative contracts.

•

Average reported oil, NGL and gas prices increased during the third quarter of 2010 to $84.71 per Bbl, $34.46 per Bbl and $4.31 per Mcf, respectively, as compared to respective prices of $78.20 per Bbl, $33.13 per Bbl and $3.64 per Mcf during the third quarter of 2009.

•

Daily sales volumes increased by two percent to 114,550 BOEPD during the third quarter of 2010, as compared to 112,623 BOEPD during the third quarter of 2009. The increase in third quarter 2010 sales volumes, as compared to the third quarter of 2009, was primarily due to increased drilling activities and workover expenditures during 2010 as compared to 2009.

•

Average per-BOE oil and gas production costs increased during the third quarter of 2010 to $9.89, as compared to $8.72 per BOE during the third quarter of 2009, primarily as a result of inflation of well servicing costs and increased workover expenditures.

Fourth Quarter 2010 Outlook

Based on current estimates, the Company expects that fourth quarter 2010 production will average 115,000 to 120,000 BOEPD. The range reflects the planned oil export schedule for Tunisia. Tunisian production that is not sold in the domestic Tunisian markets is not recorded as sales until it is exported and title to the production transfers.

Fourth quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $11.75 to $13.75 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization (“DD&A”) expense is expected to average $14.25 to $15.50 per BOE.

Total exploration and abandonment expense for the quarter is expected to be $35 million to $45 million, primarily related to exploration wells being drilled in Tunisia, the Eagle Ford Shale and the Barnett Shale oil plays, and a 2006 drilling commitment well that is being drilled in Utah targeting an oil prospect near existing discoveries, plus related acreage costs, and seismic and personnel costs. General and administrative expense is expected to be $43 million to $47 million. Interest expense is expected to be $44 million to $47 million, and other expense is expected to be $15 million to $20 million. Accretion of discount on asset retirement obligations is expected to be $2 million to $4 million.

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

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights

The following table summarizes the Company’s average daily oil, NGL, gas and total production by asset area during the nine months ended September 30, 2010:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
United States:
Permian Basin	16,285	10,731	43,037	34,189
Mid-Continent	4,059	7,753	54,862	20,956
Rocky Mountains	14	13	172,764	28,821
Barnett Shale	92	965	9,137	2,580
South Texas	54	—	50,342	8,444
Eagle Ford Shale	318	187	5,744	1,463
Alaska	6,565	—	—	6,565
Other	1	—	74	12

	27,388	19,649	335,960	103,030

South Africa	730	—	30,304	5,781
Tunisia	4,845	—	2,711	5,297

Total Worldwide	32,963	19,649	368,975	114,108

The Company intends to limit 2010 capital expenditures, excluding the effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs, to internally-generated operating cash flow for the year. During the nine months ended September 30, 2010, cash flow from operating activities was $901.7 million and the Company’s capital expenditures, excluding the effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs, were $789.0 million.

The following table summarizes by geographic area the Company’s finding and development costs incurred during the nine months ended September 30, 2010:

	Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations
	Proved	Unproved				Total
	(in thousands)

United States:
Permian Basin	$2,517	$2,405	$9,389	$372,813	$278	$387,402
Mid-Continent	—	100	607	5,843	21	6,571
Rocky Mountains	(371)	567	8,782	8,668	7	17,653
Barnett Shale	(89)	28,855	20,934	145	21	49,866
South Texas	130	2,105	24,538	13,096	10	39,879
Eagle Ford Shale	2,527	107,486	82,289	344	72	192,718
Alaska	—	—	16,826	68,733	549	86,108
Other	—	—	—	—	1,500	1,500

	4,714	141,518	163,365	469,642	2,458	781,697

South Africa	—	—	428	(53)	279	654
Tunisia	—	—	29,106	24,045	768	53,919
Other	—	—	329	—	—	329

Total Worldwide	$4,714	$141,518	$193,228	$493,634	$3,505	$836,599

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company’s development and exploration/extension drilling activities for the nine months ended September 30, 2010:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
United States	11	324	316	1	18
Tunisia	—	1	1	—	—

Total Worldwide	11	325	317	1	18

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Sold Wells	Ending Wells in Progress
United States	8	34	20	1	1	20
Tunisia	5	3	5	—	—	3

Total Worldwide	13	37	25	1	1	23

Permian Basin area. During the first nine months of 2010, the Company drilled 303 wells in the Spraberry field. The Company is currently utilizing 25 rigs, and plans to drill approximately 440 wells during 2010. The Company intends to continue to expand its drilling program past 2010, with plans to increase its rig count to 40 rigs by 2012. The Company’s drilling program continues to drill to the lower Wolfcamp formation and in certain areas down to the Strawn formation with positive production results. The Company acquired nine rigs during the first nine months of 2010 and has deposits on three additional rigs to be acquired during the fourth quarter of 2010. These Company-owned rigs will represent about 30 percent of the planned 40-rig drilling program in 2012.

During 2010, the Company commenced a Spraberry field waterflood project that is located on approximately 7,000 acres within an existing Spraberry unit. Drilling, conversion and facility work was completed during the first half of 2010 and the Company commenced water injection during the third quarter of 2010, with initial oil response expected during the first half of 2011.

During 2008, the Company initiated a program to test 20-acre infill drilling performance, as part of its announced recovery improvement initiatives. The Company drilled and completed eleven 20-acre wells in 2008 and completed nine additional 20-acre wells in 2009 with encouraging results. In the fourth quarter of 2010, the Company plans to drill approximately 25 additional 20-acre wells.

South Texas and Eagle Ford Shale area. The Company’s drilling activities in the South Texas area during 2010 continue to be primarily focused on delineation and development of Pioneer’s substantial acreage position in the Eagle Ford Shale play.

During June 2010, the Company entered into an Eagle Ford Shale joint venture transaction and associated therewith the Company received $272.0 million of cash proceeds during the second quarter of 2010, including normal closing adjustments. Pursuant to the transaction, the Company entered into a purchase and sale agreement to sell 45 percent of its Eagle Ford Shale proved and unproved oil and gas properties to an unaffiliated third party for $225.6 million of cash proceeds, including normal closing adjustments. The terms of the transaction also provide that the purchaser will pay 75 percent (up to $886.8 million) of the Company’s defined exploration, drilling and completion costs attributable to the Eagle Ford Shale assets during the six years ending on July 1, 2016, subject to extension.

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

PIONEER NATURAL RESOURCES COMPANY

Construction of the midstream assets is underway, with the majority of the construction expected to be completed by 2013. The first of 14 planned facilities was completed at the end of September 2010 and four more are expected to be in operation by mid-January 2011.

During October 2010, the Company announced that it executed a third-party gas processing, fractionation and transportation agreement for Eagle Ford Shale gas and oil production with Enterprise Product Partners L.P. The Company drilled 13 wells in the Eagle Ford Shale play during the first nine months of 2010. Production from certain of these wells is awaiting the construction of permanent production facilities, of which the first of 14 planned facilities was completed as of the end of the third quarter of 2010. The Company is currently running seven drilling rigs in the Eagle Ford Shale play.

Alaska. During the third quarter of 2010, the Company continued drilling activities at its Oooguruk development project. A dual lateral, horizontal production well in the Nuiqsut reservoir was drilled and completed during the third quarter of 2010 and drilling operations on another dual lateral, horizontal well are underway. The new dual lateral well produced at initial gross production rates averaging approximately 1,900 Bbls of oil per day. The Company continues to monitor and analyze production from the Moraine reservoir, which commenced production in the first quarter of 2010. Based on production performance to date, the Company is evaluating drilling additional wells in the Moraine reservoir.

On the Company’s Cosmopolitan Unit project in the Cook Inlet, the Company drilled a lateral sidetrack during 2007 from an existing wellbore on an onshore site to further appraise the resource potential of the unit. The initial un-stimulated production test results were encouraging. The Company performed casing repair workover operations on the well during the fourth quarter of 2009, fracture-stimulated the well during the first quarter of 2010 and concluded flow testing during the second quarter of 2010. The Company will continue to conduct permitting activities and facilities planning and may drill another appraisal well during 2011.

Tunisia. Following an extensive geosciences work program during 2009, the Company recommenced its drilling program in 2010 in the Company-operated Cherouq concession with the successful drilling of a development well and an exploration well. Two additional wells are planned for the fourth quarter of 2010. Additionally, the Company is upgrading its existing production facilities by installing permanent processing equipment and artificial lift, which it intends to utilize to optimize production and reduce production costs.

During the third quarter of 2010, the Company placed the previously announced successful exploration well on production in the Adam Concession. On the Borj El Khadra Permit, the Company completed the acquisition of and began processing 1,185 square kilometers of 3-D seismic data in order to high-grade leads identified on existing 2-D seismic data. The Company expects that an exploration well will be drilled on the permit in the fourth quarter of 2010, following interpretation of the processed data.

In the Anaguid Permit, the Company successfully completed drilling of the Mona-1 exploration well. The company has submitted a modified plan of development to the government to allow the Company to add the Mona-1 well to the production concession that was originally submitted for only the area surrounding the Durra discovery. First production from the expanded production concession is expected during the first quarter of 2011.

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $471.4 million and $1.4 billion for the three and nine months ended September 30, 2010, respectively, as compared to $410.0 million and $1.1 billion for the same respective periods of 2009.

The increase in oil and gas revenues during the three months ended September 30, 2010, as compared to the same period of 2009, is reflective of increases in worldwide average reported commodity prices and United States oil and NGL sales volumes, partially offset by decreases in United States gas sales volumes and South Africa and Tunisia oil sales volumes. The increase in oil and gas revenues during the nine months ended September 30, 2010, as compared to the same period of 2009, is reflective of increases in worldwide average reported commodity prices and United States oil and Tunisia gas sales volumes, partially offset by decreases in United States NGL and gas sales volumes and South Africa gas sales volumes.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Oil (Bbls):
United States	28,880	24,754	27,388	24,989
South Africa	445	575	730	401
Tunisia	4,409	6,334	4,845	6,612

Worldwide	33,734	31,663	32,963	32,002

NGLs (Bbls):
United States	20,525	18,602	19,649	20,044

Gas (Mcf):
United States	327,917	341,874	335,960	360,896
South Africa	31,069	31,372	30,304	31,637
Tunisia	2,760	904	2,711	1,662

Worldwide	361,746	374,150	368,975	394,195

Total (BOE):
United States	104,058	100,335	103,030	105,182
South Africa	5,623	5,803	5,781	5,674
Tunisia	4,869	6,485	5,297	6,890

Worldwide	114,550	112,623	114,108	117,746

In the United States, average daily BOE sales volumes increased by four percent for the three months ended September 30, 2010 and decreased by two percent during the nine months ended September 30, 2010, as compared to the same respective periods of 2009. For the three and nine months ended September 30, 2010, average daily BOE sales volumes decreased by 25 percent and 23 percent, respectively, in Tunisia, while average daily BOE sales volumes decreased by three percent and increased by two percent, respectively, in South Africa, as compared to the same respective periods of 2009.

During the three and nine months ended September 30, 2010, as compared to the three and nine months ended September 30, 2009, oil volumes delivered under the Company’s VPPs decreased by nine percent for each respective period. The Company satisfied its remaining VPP gas delivery obligations at the end of 2009.

The oil, NGL and gas prices that the Company reports are based on the market price received for the commodities adjusted for transfers of the Company’s commodity hedge gains and losses from AOCI-Hedging and the amortization of deferred VPP revenue. See “Derivative activities” and “Deferred revenue” discussion below for additional information regarding the Company’s cash flow hedging activities and the amortization of deferred VPP revenue.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average reported prices (including transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) and average realized prices (excluding transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) by geographic area and in total, for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Average reported prices:
Oil (per Bbl):
United States	$86.06	$81.57	$89.08	$70.13
South Africa	$77.84	$70.30	$77.43	$63.08
Tunisia	$76.54	$65.76	$76.72	$56.83
Worldwide	$84.71	$78.20	$87.00	$67.29
NGL (per Bbl):
United States	$34.46	$33.13	$36.80	$27.33
Gas (per Mcf):
United States	$4.06	$3.42	$4.37	$3.69
South Africa	$6.34	$5.93	$6.26	$5.08
Tunisia	$11.50	$9.35	$11.27	$7.22
Worldwide	$4.31	$3.64	$4.58	$3.82
Average realized prices:
Oil (per Bbl):
United States	$70.30	$61.19	$72.07	$49.33
South Africa	$77.84	$70.30	$77.43	$63.08
Tunisia	$76.54	$65.76	$76.72	$56.83
Worldwide	$71.21	$62.27	$72.87	$51.05
NGL (per Bbl):
United States	$33.49	$31.75	$35.78	$26.04
Gas (per Mcf):
United States	$4.03	$2.95	$4.34	$3.10
South Africa	$6.34	$5.93	$6.26	$5.08
Tunisia	$11.50	$9.35	$11.27	$7.22
Worldwide	$4.28	$3.22	$4.55	$3.28

Derivative activities. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts (which are also known as three-way collar contracts) in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for the scheduled amortization of net deferred gains and losses on discontinued commodity hedges that will be recognized as increases or decreases to future oil and gas revenues.

The following table provides the transfers of deferred hedge gains from AOCI-Hedging associated with oil, NGL and gas price cash flow hedges to oil, NGL and gas revenue for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Increase to oil revenue from AOCI-Hedging transfers	$19,206	$21,668	$59,415	$67,928
Increase to NGL revenue from AOCI-Hedging transfers	1,839	2,364	5,458	7,042
Increase to gas revenue from AOCI-Hedging transfers	931	2,229	2,761	21,203

Total	$21,976	$26,261	$67,634	$96,173

PIONEER NATURAL RESOURCES COMPANY

Deferred revenue. During the three and nine months ended September 30, 2010, the Company’s amortization of deferred VPP revenue increased oil and gas revenues by $22.7 million and $67.7 million, respectively, as compared to increases of $37.2 million and $110.9 million during the same respective periods of 2009. See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s VPPs.

Interest and other income. Interest and other income for the three and nine months ended September 30, 2010 was $11.9 million and $51.9 million, respectively, as compared to $503 thousand and $99.8 million for the same respective periods in 2009. The increase in interest and other income during the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to increases of $12.1 million and $3.0 million in Alaskan Petroleum Production tax credit recoveries and interest income, respectively, partially offset by a decrease of $4.3 million in foreign currency remeasurement and exchange gains. The decrease in interest and other income during the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a $55.0 million decrease in Alaskan Petroleum Production tax credit recoveries, partially offset by a $2.3 million increase in interest income and a $1.7 million increase in insurance claim recoveries. See Note P of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding interest and other income.

Derivative gains, net. During the three and nine months ended September 30, 2010, the Company recorded $127.6 million and $570.6 million, respectively, of net derivative gains on commodity price and interest rate derivatives. For the three months ended September 30, 2010, $93.7 million represented unrealized gains subject to continuing market risk and $33.9 million represented realized gains. For the nine months ended September 30, 2010, $506.9 million represented unrealized gains subject to continuing market risk and $63.7 million represented realized gains. During the three and nine months ended September 30, 2009, the Company recorded $15.2 million and $85.6 million, respectively, of net derivative losses. Derivative gains and losses result from changes in the fair values of the Company’s derivative contracts. See Notes D and G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Company’s derivative activities and market risks associated with those activities.

Gain (loss) on disposition of assets, net. The Company recorded net gains on the disposition of assets of $2.4 million and $27.0 million during the three and nine months ended September 30, 2010, respectively, as compared to net losses on the disposition of assets of $385 thousand and $447 thousand for the three and nine months ended September 30, 2009, respectively. The increase in net gains is primarily associated with the first and second quarter 2010 sales of certain proved and unproved oil and gas properties in the Uinta/Piceance area and gains associated with the Eagle Ford Shale joint venture transaction. See Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s gains and losses on dispositions of assets.

Hurricane activity, net. The Company recorded net hurricane related recoveries of $3.5 million and $5.7 million during the three and nine months ended September 30, 2010, respectively, as compared to net hurricane related charges of $1.8 million and $18.3 million during the same respective periods of 2009. Hurricane activity, net is associated with the Company’s East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita.

The Company estimates that it will expend approximately $1.8 million to complete the operations to reclaim and abandon the East Cameron platform facilities, which the Company expects to occur during the fourth quarter of 2010 and 2011. Since January 2007, the Company has expended approximately $206.5 million on operations to reclaim and abandon the East Cameron platform facilities. The Company’s remaining estimate to reclaim and abandon the East Cameron facilities is based upon an analysis prepared by the Company. Since operations began to reclaim and abandon the East Cameron facility, the Company has recovered from its insurance providers (i) $59.7 million attributable to reclamation and abandonment costs incurred, (ii) $18.0 million related to business interruption and property damage losses and (iii) $3.0 million of reimbursed interest costs.

In 2007, the Company commenced legal actions against its insurance carriers regarding policy coverage issues. Subsequent to September 30, 2010, the Company and the insurance carriers agreed to settle the insurance policy dispute, as a result of which the insurance carriers are expected to pay the Company an incremental $140 million plus certain court costs during the fourth quarter of 2010. See Note R of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s East Cameron facility reclamation and abandonment.

Oil and gas production costs. The Company recorded oil and gas production costs of $104.3 million and $291.3 million during the three and nine months ended September 30, 2010, respectively, as compared to $90.4 million and $285.6 million during the same respective periods of 2009. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company’s gas, reduced by net revenues earned from gathering and processing of third party gas in Company-owned facilities.

PIONEER NATURAL RESOURCES COMPANY

Total oil and gas production costs per BOE from continuing operations increased by 13 percent and five percent during the three and nine months ended September 30, 2010, respectively, as compared to the same respective periods in 2009. The increase in United States production costs per BOE is primarily due to inflation in well servicing costs and increases in workover expenditures incurred to mitigate production declines, partially offset by a 43 percent reduction in VPP delivery commitments. South Africa production costs per BOE increased during the three months ended September 30, 2010 and decreased during the nine months ended September 30, 2010, as compared to the same respective periods of 2009 primarily due to the effects of sales volumes variations on the fixed components of South Africa production costs. The decrease in Tunisia production costs per BOE is primarily associated with Adam concession tariff recoveries, reduced utilization of leased operations support facilities and reduced workover activities.

The following tables provide the components of the Company’s oil and gas production costs per BOE from continuing operations and total production costs per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Lease operating expenses	$7.64	$6.91	$7.45	$7.09
Third-party transportation charges	0.84	0.91	0.87	0.93
Net natural gas plant/gathering charges	0.37	0.27	0.14	0.29
Workover costs	1.04	0.63	0.89	0.58

Total production costs	$9.89	$8.72	$9.35	$8.89

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
United States	$10.42	$9.12	$9.89	$8.96
South Africa	$1.93	$1.54	$1.69	$3.08
Tunisia	$8.10	$9.20	$7.28	$12.38
Worldwide	$9.89	$8.72	$9.35	$8.89

Production and ad valorem taxes. The Company recorded production and ad valorem taxes of $33.0 million and $85.4 million during the three and nine months ended September 30, 2010, respectively, as compared to $28.1 million and $79.5 million for the same respective periods of 2009. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during the three and nine months ended September 30, 2010, the Company’s production and ad valorem taxes per BOE have, in the aggregate, increased 16 percent and 11 percent, reflecting increasing commodity prices during the relevant periods.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company’s production and ad valorem taxes per BOE from continuing operations and total production and ad valorem taxes per BOE from continuing operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Ad valorem taxes	$1.60	$1.40	$1.50	$1.42
Production taxes	1.54	1.31	1.24	1.05

Total ad valorem and production taxes	$3.14	$2.71	$2.74	$2.47

Depletion, depreciation and amortization expense. The Company’s total DD&A expense was $152.8 million ($14.50 per BOE) and $453.9 million ($14.57 per BOE) for the three and nine months ended September 30, 2010, respectively, as compared to $162.6 million ($15.69 per BOE) and $509.4 million ($15.85 per BOE) during the same respective periods of 2009. The decrease in DD&A expense during the three and nine months ended September 30, 2010, as compared to the same respective periods of 2009, is primarily due to a decrease in depletion expense on oil and gas properties.

Depletion expense on oil and gas properties was $13.63 per BOE and $13.78 per BOE during the three and nine months ended September 30, 2010, respectively, as compared to $15.00 per BOE and $15.17 per BOE during the same respective periods of 2009. The nine percent decreases in per-BOE depletion expense during both the three and nine months ended September 30, 2010 are primarily due to increases in proved reserves as a result of higher commodity prices extending the economic lives of proved properties.

The following table provides depletion expense per BOE from continuing operations by geographic area for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

United States	$12.51	$13.97	$12.55	$14.42
South Africa	$35.45	$38.98	$37.18	$37.33
Tunisia	$12.45	$9.45	$12.17	$8.35
Worldwide	$13.63	$15.00	$13.78	$15.17

Effective December 31, 2009, the Company adopted the SEC’s final rule on “Modernization of Oil and Gas Reporting” (the “Reserve Ruling”) and the FASB’s ASU 2010-03, which conforms ASC 932 to the Reserve Ruling. Among other items, the Reserve Ruling and ASU 2010-03 require companies to report oil and gas reserves using an average price based upon the prior 12-month period rather than a period-end price.

Impairment of oil and gas properties. The Company reviews its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. The Company recognized an impairment charge of $21.1 million to reduce the carrying value of the Company’s oil and gas properties in the Uinta/Piceance areas during 2009. Declines in gas prices and downward adjustments to the economically recoverable resource potential of the Company’s Uinta/Piceance oil and gas properties during the first quarter of 2009 led to the impairment charge.

See Note M of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s impairment assessments and the primary factors that impact the Company’s assessments of oil and gas properties for impairment.

PIONEER NATURAL RESOURCES COMPANY

Exploration and abandonments expense. The following tables provide the Company’s geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense by geographic area for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	United States	South Africa	Tunisia	Other	Total
Three Months Ended September 30, 2010
Geological and geophysical	$12,547	$302	$1,322	$—	$14,171
Exploratory dry holes	2,393	—	31	—	2,424
Leasehold abandonments and other	6,368	—	—	—	6,368

	$21,308	$302	$1,353	$—	$22,963

Three Months Ended September 30, 2009
Geological and geophysical	$9,766	$114	$2,160	$141	$12,181
Exploratory dry holes	4,048	—	2,750	—	6,798
Leasehold abandonments and other	6,094	—	—	—	6,094

	$19,908	$114	$4,910	$141	$25,073

	United States	South Africa	Tunisia	Other	Total
Nine Months Ended September 30, 2010
Geological and geophysical	$43,664	$428	$9,238	$329	$53,659
Exploratory dry holes	2,159	—	115	—	2,274
Leasehold abandonments and other	14,950	—	—	—	14,950

	$60,773	$428	$9,353	$329	$70,883

Nine Months Ended September 30, 2009
Geological and geophysical	$29,051	$403	$6,291	$724	$36,469
Exploratory dry holes	6,757	—	9,167	—	15,924
Leasehold abandonments and other	25,468	—	—	—	25,468

	$61,276	$403	$15,458	$724	$77,861

The Company’s exploration and abandonment expense during the three and nine months ended September 30, 2010 is primarily comprised of acquisitions of 3-D seismic in the U.S. and Tunisia, geological and geophysical personnel costs and unproved property abandonments in the United States.

During the nine months ended September 30, 2010, the Company drilled and evaluated 26 exploration/extension wells, 25 of which were successfully completed as discoveries. During the same period in 2009, the Company drilled and evaluated 13 exploration/extension wells, 8 of which were successfully completed as discoveries.

General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2010 was $44.8 million and $128.1 million, respectively, as compared to $34.8 million and $102.7 million during the same respective periods of 2009. The increase in general and administrative expense for the three and nine months ended September 30, 2010, as compared to the same respective periods of 2009, was primarily due to respective increases of (i) $9.0 million and $20.9 million in performance-related compensation expense and (ii) $1.1 million and $1.9 million in contract labor expense in support of the Company’s increased activity level.

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $2.6 million and $8.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $2.8 million and $8.3 million during the same respective periods of 2009. See Note H of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for information regarding the Company’s asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY

Interest expense. Interest expense was $45.0 million and $137.9 million for the three and nine months ended September 30, 2010, respectively, as compared to $43.4 million and $128.1 million during the same respective periods of 2009. The weighted average interest rate on the Company’s indebtedness for the three and nine months ended September 30, 2010, including the effects of interest rate derivatives and capitalized interest, was 7.3 percent and 7.0 percent as compared to 5.2 percent and 5.5 percent for the same respective periods of 2009.

The $1.6 million and $9.8 million increases in interest expense during the three and nine months ended September 30, 2010, as compared to the same periods of 2009, are primarily due to increases in the Company’s effective interest rates, principally as a result of the Company’s November 2009 issuance of $450 million of 7.5% Senior Notes, partially offset by decreases in weighted average borrowings as a result of proceeds from divestitures and Gulf of Mexico royalty refunds (including interest) received during 2010.

Other expense. Other expense for the three and nine months ended September 30, 2010 was $20.9 million and $52.2 million, respectively, as compared to $21.4 million and $89.5 million for the same respective periods of 2009. The $37.3 million decrease in other expense for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily attributable to a $22.4 million decrease in excess and terminated rig related costs, a $6.8 million decrease in transportation commitment charges, a $6.5 million decrease in contingency and environmental accrual adjustments and a $3.6 million decrease in idle well servicing costs, partially offset by a $5.3 million increase to inventory impairment. See Note Q of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Income tax provision. The Company recognized income tax provisions from continuing operations of $76.7 million and $331.8 million during the three and nine months ended September 30, 2010, respectively, as compared to income tax benefits of $5.2 million and $47.7 million during the same respective periods of 2009. The increase in the income tax provisions for the three and nine months ended September 30, 2010, as compared to the same periods of 2009, is primarily due to increases in income from continuing operations before income taxes, reflecting the significant increases in commodity sales and noncash derivative gains associated with mark-to-market accounting. The Company’s effective tax rates of 41 percent and 40 percent, respectively, during the three and nine months ended September 30, 2010, excluding net income attributable to noncontrolling interests, differs from the combined United States federal and state statutory rate of approximately 37 percent primarily due to foreign tax rates and statutes in foreign jurisdictions that differ from those in the U.S., foreign valuation allowance adjustments and tax provisions on foreign repatriated earnings.

See Note E of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s income taxes.

Income from discontinued operations, net of tax. The Company reported income from discontinued operations, net of tax of $1.1 million and $27.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $12.1 million and $13.9 million for the same respective periods of 2009. See Note S of the Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s discontinued operations.

Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interest for the three and nine months ended September 30, 2010 was $2.5 million and $39.0 million, respectively, as compared to net income attributable to noncontrolling interest of $9.0 million and $12.3 million for the same respective periods of 2009. The $6.5 million decrease in net income attributable to noncontrolling interest for the three months ended September 30, 2010, as compared to the same period in 2009, is due to a decrease in Pioneer Southwest’s net income that resulted from an increase in Pioneer Southwest’s noncash mark-to-market derivative losses. The $26.7 million increase in net income attributable to noncontrolling interest for the nine months ended September 30, 2010, as compared to the same period in 2009, is primarily due to an increase in Pioneer Southwest’s net income that resulted from an increase in Pioneer Southwest’s noncash mark-to-market derivative gains and an increase in noncontrolling ownership in Pioneer Southwest during the fourth quarter of 2009. See Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding Pioneer Southwest and the Company’s noncontrolling interests.

PIONEER NATURAL RESOURCES COMPANY

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company’s primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas assets, payment of contractual obligations, including funding of EFS Midstream, dividends/distributions and working capital obligations. Funding for these cash needs, as well as funding for any stock or debt repurchases that the Company may undertake, may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or external financing sources as discussed in “Capital resources” below. The Company expects that it will be able to fund its needs for cash (excluding acquisitions) with internally-generated cash flows and with its liquidity under its credit facility. Although the Company expects that internal operating cash flows will be adequate to fund capital expenditures and dividend/distribution payments, and that available borrowing capacity under the Company’s credit facility will provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company’s future needs.

The Company intends to limit its capital expenditures to a level that allows the Company to deliver net cash flow from operating activities in excess of capital requirements in order to enhance and preserve financial flexibility. The Company expects its 2010 capital expenditures to be approximately $1.1 billion (excluding effects of asset retirement obligations, capitalized interest, geological and geophysical administrative costs and EFS Midstream investments). During the first nine months of 2010, the Company’s capital costs (excluding effects of asset retirement obligations, capitalized interest and geological and geophysical administrative costs) were $789.0 million, as compared to $274.2 million during the first nine months of 2009.

Investing activities. Investing activities used $564.2 million of cash during the nine months ended September 30, 2010 as compared to $313.0 million used during the nine months ended September 30, 2009. The $251.2 million increase in net cash used in investing activities for the nine months ending September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily due to a $394.1 million increase in additions to oil and gas properties, due to the Company’s increased drilling activities in 2010, and a $130.6 million increase in additions to other assets and other property and equipment, primarily comprising purchases of drilling rigs, fracture stimulation equipment and well servicing equipment; partially offset by a $273.5 million increase in proceeds from the Eagle Ford Shale joint venture and other asset dispositions. During the nine months ended September 30, 2010 and 2009, the Company’s expenditures for additions to oil and gas properties were funded by net cash provided by operating activities.

Dividends/distributions. During February and August of both 2010 and 2009, the Company’s board of directors (“the Board”) declared semiannual dividends of $0.04 per common share. Associated therewith, the Company paid $4.8 million of aggregate dividends during the nine months ended September 30, 2010 and 2009, respectively. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company’s liquidity and capital resources at the time.

During January, April and July of both 2010 and 2009, the Pioneer Southwest board of directors (the “Pioneer Southwest Board”) declared quarterly distributions of $0.50 per limited partner unit. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $18.9 million and $14.2 million during the nine months ended September 30, 2010 and 2009, respectively. Future distributions are at the discretion of the Pioneer Southwest Board, and, if declared, the Pioneer Southwest Board may change the current distribution amount based on Pioneer Southwest’s liquidity and capital resources at the time. During October 2010, Pioneer Southwest’s board of directors declared a quarterly cash distribution of $0.50 per limited unit for the period from July 1, 2010 to September 30, 2010. The distribution is payable on November 12, 2010 to unitholders of record at the close of business on November 4, 2010. Associated therewith, Pioneer Southwest will pay approximately $6.3 million of distributions to noncontrolling unitholders.

        Contractual obligations, including off-balance sheet obligations. The Company’s contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments, VPP obligations and midstream asset funding commitments. Additionally, the Company has entered into a gathering, treating and transportation agreement with EFS Midstream. Under the terms of the agreement, the Company is obligated to deliver to EFS Midstream, for gathering, treating and transportation services over a twenty year term, production from substantially all of the properties that the Company operates in the Eagle Ford Shale play, contingent upon EFS Midstream constructing the equipment necessary to perform the services. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2010, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling and transportation commitments, (iv) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future), (v) EFS Midstream capital funding commitments and (vi) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates and gathering, treating and transportation commitments on uncertain volumes of future throughput. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. Since December 31, 2009, the material changes in the Company’s contractual obligations include (i) a commitment to pay certain minimum annual gathering, treating and transportation payments to EFS Midstream and to fund future EFS Midstream capital expenditures, (ii) a $239.1 million decrease in outstanding long-term borrowings, (iii) a $67.7 million decrease in the Company’s VPP obligations, (iv) a $183.5 million decrease in the Company’s net derivative obligations, (v) an increase of $58.1 million in the Company’s open purchase commitments and (vi) an increase of $348.8 million in the Company’s contractual drilling rig commitments.

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

The Company’s commodity and interest rate derivative contracts that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of September 30, 2010, these contracts represented net assets of $334.3 million, including $4.4 million of terminated hedge liabilities that are no longer subject to market risk. The ultimate liquidation value of the Company’s commodity and interest rate derivatives that are subject to market risk will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives’ fair values as of September 30, 2010. See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Company’s derivative instruments and market risk.

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

Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2010 was $901.7 million as compared to $410.8 million during the same period of 2009. The increase in net cash provided by operating activities for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily due to increases in average oil, NGL and gas prices and working capital changes, partially offset by decreases in NGL and gas sales volumes.

Asset divestitures. See Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Eagle Ford Shale Joint Venture,” above for information regarding the Company’s joint venture and Uinta/Piceance divestitures. During the first quarter of 2010, the Company also received $24.4 million from the Tunisian national oil company as contractual reimbursement of a portion of the Company’s past capital costs incurred in Tunisia.

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

Financing activities. Net cash used in financing activities during the nine months ended September 30, 2010 and 2009 was $286.7 million and $90.6 million, respectively. The $196.1 million increase in cash used in financing activities during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is primarily due to a $191.1 million decline in borrowings under long-term debt.

PIONEER NATURAL RESOURCES COMPANY

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

Liquidity. The Company’s principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its credit facility. As of September 30, 2010, the Company had no outstanding borrowings under its credit facility and was in compliance with all of its debt covenants. After adjusting for $65.1 million of undrawn and outstanding letters of credit under its credit facility, the Company had approximately $1.4 billion of unused borrowing capacity as of September 30, 2010. If internal cash flows do not meet the Company’s expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal cash flows will be adequate to fund capital expenditures and dividend payments, and that available borrowing capacity under the Company’s credit facility will provide adequate liquidity, no assurances can be given that such funding sources will be adequate to meet the Company’s future needs. For instance, the amount that the Company may borrow under the credit facility in the future could be reduced as a result of lower oil, NGL or gas prices, among other items.

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

Book capitalization and current ratio. The Company’s net book capitalization at September 30, 2010 was $6.6 billion, consisting of $78.2 million of cash and cash equivalents, debt of $2.5 billion and stockholders’ equity of $4.2 billion. The Company’s net debt to net book capitalization was 37 percent and 43 percent at September 30, 2010 and December 31, 2009, respectively. The Company’s ratio of current assets to current liabilities was 1.16 to 1.00 at September 30, 2010 as compared to 1.08 to 1.00 at December 31, 2009.

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

The following table reconciles the changes that occurred in the fair values of the Company’s open derivative contracts during the nine months ending 2010:

	Derivative Contract Net Assets (Liabilities) (a)
	Commodities	Interest Rates	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2009	$(121,562)	$(17,841)	$(139,403)
Changes in contract fair value (b)	520,486	51,551	572,307
Contract maturities	(90,727)	(3,244)	(93,971)

Fair value of contracts outstanding as of September 30, 2010	$308,197	$30,466	$338,663

(a)

Represents the fair values of open derivative contracts subject to market risk. The Company also had $4.4 million and $17.9 million of obligations under terminated derivatives as of September 30, 2010 and December 31, 2009, respectively, for which no market risk exists.

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

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of September 30, 2010 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt’s estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2010. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on October 27, 2010.

	Three Months Ending December 31, 2010							Asset (Liability) Fair Value at September 30, 2010
		Year Ending December 31,					Total
		2011	2012	2013	2014	Thereafter
	($ in thousands)

Total Debt:
Fixed rate principal maturities (a)	$—	$—	$—	$480,000	$—	$2,089,985	$2,569,985	$(2,813,571)
Weighted average interest rate	6.05%	6.05%	6.05%	6.75%	6.78%	7.07%
Variable rate principal maturities:
Pioneer Southwest credit facility	$—	$—	$—	$74,000			$74,000	$(71,019)
Weighted average interest rate	1.22%	1.38%	1.82%	2.58%
Interest Rate Swaps:
Credit facility:
Notional debt amount (b)	$189,000	$23,625						$(2,150)
Fixed rate payable (%)	3.00%	3.00%
Variable rate receivable (%)	0.34%	0.51%
Notional debt amount (b)	$470,000	$470,000	$470,000	$470,000	$470,000	$470,000		$32,616
Fixed rate receivable (%)	2.92%	2.92%	2.92%	2.92%	2.92%	2.92%
Variable rate payable (%)	0.34%	0.51%	0.94%	1.71%	2.32%	2.61%

(a)	Represents maturities of principal amounts excluding debt issuance discounts and premiums and net deferred fair value hedge losses.
(b)	Represents weighted average notional contract amounts of interest rate derivatives.

Commodity derivative instruments and price sensitivity. The following table provides information about the Company’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of September 30, 2010. Although mitigated by the Company’s derivative activities, declines in commodity prices would reduce the Company’s revenues and internally-generated cash flows.

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

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ending December 31, 2010					Asset (Liability) Fair Value at September 30, 2010
		Year Ending December 31,
		2011	2012	2013	2014
						(in thousands)

Oil Derivatives (a):
Average daily notional Bbl volumes:
Swap contracts	2,500	750	3,000	3,000	—	$(14,627)
Weighted average fixed price per Bbl	$93.34	$77.25	$79.32	$81.02	$—
Collar contracts	—	2,000	—	—	—	$23,151
Weighted average ceiling price per Bbl	$—	$170.00	$—	$—	$—
Weighted average floor price per Bbl	$—	$115.00	$—	$—	$—
Collar contracts with short puts	30,250	32,000	31,000	21,250	—	$(21,538)
Weighted average ceiling price per Bbl	$85.09	$99.33	$119.70	$117.38	$—
Weighted average floor price per Bbl	$68.38	$73.75	$80.48	$80.18	$—
Weighted average short put price per Bbl	$55.23	$59.31	$65.00	$65.18	$—
Average forward NYMEX oil prices (b)	$82.53	$85.34	$87.42	$88.09	$—

NGL Derivatives:
Average daily notional Bbl volumes:
Swap contracts	1,650	750	750	—	—	$(3,442)
Weighted average fixed price per Bbl	$40.85	$34.65	$35.03	$—	$—
Collar contracts	2,000	1,000	—	—	—	$(688)
Weighted average ceiling price per Bbl	$49.98	$50.93	$—	$—	$—
Weighted average floor price per Bbl	$41.58	$42.21	$—	$—	$—
Collar contracts with short puts	2,000	—	—	—	—	$(203)
Weighted average ceiling price per Bbl	$58.92	$—	$—	$—	$—
Weighted average floor price per Bbl	$47.64	$—	$—	$—	$—
Weighted average short put price per Bbl	$38.71	$—	$—	$—	$—
Average forward Mont Belvieu NGL prices (c)	$47.18	$42.80	$40.84	$—	$—

Gas Derivatives (a):
Average daily notional MMBtu volumes (b):
Swap contracts	167,500	117,500	105,000	67,500	50,000	$164,864
Weighted average fixed price per MMBtu	$6.26	$6.13	$5.82	$6.11	$6.05
Collar contracts	40,000	—	65,000	100,000	20,000	$24,564
Weighted average ceiling price per MMBtu	$7.19	$—	$6.60	$6.50	$7.20
Weighted average floor price per MMBtu	$5.75	$—	$5.00	$5.00	$5.00
Collar contracts with short puts	95,000	200,000	190,000	45,000	50,000	$166,616
Weighted average ceiling price per MMBtu	$7.94	$8.55	$7.96	$7.49	$8.08
Weighted average floor price per MMBtu	$6.00	$6.32	$6.12	$6.00	$6.00
Weighted average short put price per MMBtu	$5.00	$4.88	$4.55	$4.50	$4.50
Average forward NYMEX gas prices (b)	$3.53	$4.23	$5.00	$5.37	$5.60
Basis swap contracts	245,109	133,500	116,000	32,500	10,000	$(30,500)
Weighted average fixed price per MMBtu	$(0.69)	$(0.58)	$(0.37)	$(0.34)	$(0.16)
Average forward basis differential prices (d)	$(0.20)	$(0.28)	$(0.27)	$(0.23)	$(0.13)

(a)

Subsequent to September 30, 2010, the Company entered into additional oil collar contracts with short puts for 6,000 Bbls per day of the Company’s 2012 production with a ceiling price of $111.33 per Bbl, a floor price of $80.00 per Bbl and a short put price of $65.00 per Bbl.

(b)	The average forward NYMEX oil and gas prices are based on October 27, 2010 market quotes.
(c)	Forward Mont Belvieu NGL prices are derived from active-market NGL component price quotes.
(d)	The average forward basis differential prices are based on October 27, 2010 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

PIONEER NATURAL RESOURCES COMPANY

Item 4.	Controls and Procedures

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Company’s Annual Report on Form 10-K under the headings “Item 1. Business – Competition, Markets and Regulations,” “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” as updated by the discussions in Part II of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in the Annual Report on Form 10-K, except as updated by the referenced Form 10-Q.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchases of treasury stock during the three months ended September 30, 2010:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
July 2010	171	$61.56	—
August 2010	6,247	$57.74	—
September 2010	46	$65.25	—

Total	6,464	$57.89	—	$355,789,018

(a)	Consists of shares withheld to satisfy tax withholding on employees’ share-based awards.
(b)	During 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company’s common stock.

PIONEER NATURAL RESOURCES COMPANY

Item 6.	Exhibits

Exhibits

Exhibit Number		Description
31.1(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: November 1, 2010	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: November 1, 2010	By:	/s/ Frank W. Hall
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