Form 10-Q
period 2011-03-31
PIONEER NATURAL RESOURCES CO
filed 2011-05-10
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock outstanding as of May 2, 2011	116,755,591

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

These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, Pioneer’s ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer’s credit facility and derivative contracts and the purchasers of Pioneer’s oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, international operations and acts of war or terrorism. These and other risks are described in the Company’s Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition, Markets and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

PIONEER NATURAL RESOURCES COMPANY

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•

“AOCI - Hedging” means accumulated other comprehensive income – deferred hedge gains, net of tax, a component of the Company’s consolidated stockholders’ equity in the accompanying consolidated balance sheets.

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

•

“Proved reserves” mean the quantities of oil and gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$520,651	$111,160
Accounts receivable:
Trade, net of allowance for doubtful accounts of $1,171 and $1,155 as of March 31, 2011 and December 31, 2010, respectively	276,338	237,511
Due from affiliates	955	7,792
Income taxes receivable	30,900	30,901
Inventories	187,715	173,615
Prepaid expenses	10,010	11,441
Deferred income taxes	22,802	156,650
Discontinued operations held for sale	—	281,741
Other current assets:
Derivatives	147,643	171,679
Other	38,579	14,693

Total current assets	1,235,593	1,197,183

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	11,069,563	10,739,114
Unproved properties	200,209	191,112
Accumulated depletion, depreciation and amortization	(3,495,838)	(3,366,440)

Total property, plant and equipment	7,773,934	7,563,786

Goodwill	298,145	298,182
Other property and equipment, net	380,376	283,542
Other assets:
Investment in unconsolidated affiliate	109,391	72,045
Derivatives	106,210	151,011
Other, net of allowance for doubtful accounts of $2,364 and $2,519 as of March 31, 2011 and December 31, 2010, respectively	122,337	113,353

	$10,025,986	$9,679,102

The financial information included as of March 31, 2011 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable:
Trade	$350,030	$354,890
Due to affiliates	19,303	64,260
Interest payable	33,942	59,008
Income taxes payable	33,072	19,168
Deferred income taxes	—	1,144
Discontinued operations held for sale	—	108,592
Other current liabilities:
Derivatives	173,628	80,997
Deferred revenue	44,327	44,951
Other	41,562	36,210

Total current liabilities	695,864	769,220

Long-term debt	2,562,688	2,601,670
Derivatives	179,914	56,574
Deferred income taxes	1,763,976	1,751,310
Deferred revenue	31,610	42,069
Other liabilities	238,367	232,234
Stockholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 127,469,647 and 126,212,256 shares issued at March 31, 2011 and December 31, 2010, respectively	1,275	1,262
Additional paid-in capital	3,060,249	3,022,768
Treasury stock, at cost: 11,276,450 and 10,903,743 at March 31, 2011 and December 31, 2010, respectively	(456,359)	(421,235)
Retained earnings	1,854,041	1,510,427
Accumulated other comprehensive income–deferred hedge gains, net of tax	3,439	7,361

Total stockholders’ equity attributable to common stockholders	4,462,645	4,120,583
Noncontrolling interests in consolidating subsidiaries	90,922	105,442

Total stockholders’ equity	4,553,567	4,226,025
Commitments and contingencies

	$10,025,986	$9,679,102

The financial information included as of March 31, 2011 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues and other income:
Oil and gas	$497,130	$472,045
Interest and other	32,687	18,008
Gain (loss) on disposition of assets, net	(2,191)	16,943

	527,626	506,996

Costs and expenses:
Oil and gas production	99,931	86,100
Production and ad valorem taxes	33,296	27,061
Depletion, depreciation and amortization	140,373	144,428
Exploration and abandonments	17,643	16,848
General and administrative	44,106	38,315
Accretion of discount on asset retirement obligations	2,655	2,859
Interest	45,227	47,523
Hurricane activity, net	71	(7,410)
Derivative (gains) losses, net	244,432	(265,476)
Other	17,881	15,946

	645,615	106,194

Income (loss) from continuing operations before income taxes	(117,989)	400,802
Income tax benefit (provision)	47,151	(144,007)

Income (loss) from continuing operations	(70,838)	256,795
Income from discontinued operations, net of tax	414,642	3,811

Net income	343,804	260,606
Net (income) loss attributable to the noncontrolling interests	4,790	(15,352)

Net income attributable to common stockholders	$348,594	$245,254

Basic earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$(0.57)	$2.06
Income from discontinued operations attributable to common stockholders	3.53	0.03

Net income attributable to common stockholders	$2.96	$2.09

Diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$(0.57)	$2.05
Income from discontinued operations attributable to common stockholders	3.53	0.03

Net income attributable to common stockholders	$2.96	$2.08

Weighted average shares outstanding:
Basic	115,869	114,655

Diluted	115,869	115,462

Dividends declared per share	$0.04	$0.04

Amounts attributable to common stockholders:
Income (loss) from continuing operations	$(66,048)	$241,443
Income from discontinued operations, net of tax	414,642	3,811

Net income	$348,594	$245,254

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except dividends per share)

(Unaudited)

		Stockholders’ Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of December 31, 2010	115,309	$1,262	$3,022,768	$(421,235)	$1,510,427	$7,361	$105,442	$4,226,025
Dividends declared ($0.04 per share)	—	—	—	—	(4,759)	—	—	(4,759)
Exercise of long-term incentive plan stock options	14	—	—	558	(221)	—	—	337
Treasury stock purchases	(387)	—	—	(35,682)	—	—	—	(35,682)
Tax benefit related to stock-based compensation	—	—	28,083	—	—	—	—	28,083
Disposition of subsidiary	—	—	(508)	—	—	—	—	(508)
Compensation costs:
Vested compensation awards, net	1,257	13	(13)	—	—	—	—	—
Compensation costs included in net income	—	—	9,919	—	—	—	320	10,239
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(6,664)	(6,664)
Net income (loss)	—	—	—	—	348,594	—	(4,790)	343,804
Other comprehensive loss:
Deferred hedging activity, net of tax:
Net hedge gains included in continuing operations	—	—	—	—	—	(3,922)	(3,386)	(7,308)

Balance as of March 31, 2011	116,193	$1,275	$3,060,249	$(456,359)	$1,854,041	$3,439	$90,922	$4,553,567

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$343,804	$260,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	140,373	144,428
Exploration expenses, including dry holes	1,481	3,587
Deferred income taxes	(55,868)	141,545
(Gain) loss on disposition of assets, net	2,191	(16,943)
Accretion of discount on asset retirement obligations	2,655	2,859
Discontinued operations	(408,065)	21,558
Interest expense	7,637	7,408
Derivative related activity	276,683	(281,871)
Amortization of stock-based compensation	10,174	9,624
Amortization of deferred revenue	(11,083)	(22,483)
Other noncash items	(20,488)	(403)
Change in operating assets and liabilities
Accounts receivable, net	(25,270)	48,080
Income taxes receivable	1	21,264
Inventories	(29,319)	17,429
Prepaid expenses	1,342	435
Other current assets	3,305	1,226
Accounts payable	(89,980)	(34,296)
Interest payable	(25,066)	(13,314)
Income taxes payable	15,354	(1,536)
Other current liabilities	3,353	(9,840)

Net cash provided by operating activities	143,214	299,363

Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	810,470	34,985
Investment in unconsolidated subsidiary	(37,048)	—
Additions to oil and gas properties	(309,974)	(156,529)
Additions to other assets and other property and equipment, net	(129,280)	(44,999)

Net cash provided by (used in) investing activities	334,168	(166,543)

Cash flows from financing activities:
Borrowings under long-term debt	60,610	87,154
Principal payments on long-term debt	(105,810)	(206,264)
Contributions from noncontrolling interests	—	1,151
Distributions to noncontrolling interests	(6,664)	(6,605)
Borrowings (payments) of other liabilities	(20)	2,818
Exercise of long-term incentive plan stock options	337	2,583
Purchases of treasury stock	(35,682)	(12,978)
Excess tax benefits from share-based payment arrangements	28,083	6,705
Payment of financing fees	(8,672)	(147)
Dividends paid	(73)	(65)

Net cash used in financing activities	(67,891)	(125,648)

Net increase in cash and cash equivalents	409,491	7,172
Cash and cash equivalents, beginning of period	111,160	27,368

Cash and cash equivalents, end of period	$520,651	$34,540

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$343,804	$260,606

Other comprehensive loss:
Net hedge gains included in continuing operations	(8,056)	(20,926)
Income tax provision	748	5,035

Other comprehensive loss	(7,308)	(15,891)

Comprehensive income	336,496	244,715

Comprehensive (income) loss attributable to the noncontrolling interests	8,176	(11,036)

Comprehensive income attributable to common stockholders	$344,672	$233,679

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE A.    Organization and Nature of Operations

Pioneer Natural Resources Company (“Pioneer” or the “Company”) is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States and South Africa.

NOTE B.    Basis of Presentation

Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Discontinued operations. During December 2010, the Company committed to a plan to divest 100 percent of the Company’s share holdings in Pioneer Natural Resources Tunisia Ltd. and Pioneer Natural Resources Anaguid Ltd. (referred to in the aggregate as “Pioneer Tunisia”). In February 2011, the Company completed the sale of Pioneer Tunisia to an unaffiliated third party. Accordingly, the Company classified the assets and liabilities of Pioneer Tunisia as discontinued operations held for sale in the accompanying balance sheet as of December 31, 2010 and has classified the results of operations of Pioneer Tunisia as discontinued operations, net of tax for the three months ended March 31, 2011 and 2010 in the accompanying consolidated statements of operations (representing a recasting of the Pioneer Tunisia results of operations for the three months ended March 31, 2010, which were originally classified as continuing operations). See Note Q for more information regarding the sale of Pioneer Tunisia.

Allowances for doubtful accounts. As of March 31, 2011 and December 31, 2010, the Company’s allowances for doubtful accounts totaled $3.5 million and $3.7 million, respectively. Changes in the Company’s allowance for doubtful accounts during the three months ended March 31, 2011 are summarized in the following table:

Three Months Ended March 31, 2011
(in thousands)

Beginning allowance for doubtful accounts balance	$3,674
Amount recorded in other expense for bad debt expense	18
Other net decreases	(157)

Ending allowance for doubtful accounts balance	$3,535

Inventories. Inventories used in continuing operations consisted of $206.8 million and $183.4 million of materials and supplies and $3.8 million and $3.9 million of commodities as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the Company’s materials and supplies inventory was net of $3.8 million and $3.6 million, respectively, of valuation reserve allowances. As of March 31, 2011 and December 31, 2010, the Company estimated that $22.9 million and $13.7 million, respectively, of its materials and supplies inventory would not be utilized or sold within one year. Accordingly, those inventory values have been classified as other noncurrent assets in the accompanying consolidated balance sheets. As of December 31, 2010, the Company also had inventory in Tunisia totaling $13.6 million that is classified as discontinued operations held for sale in the accompanying consolidated balance sheet as of December 31, 2010.

Derivatives and hedging. All derivatives are recorded on the accompanying consolidated balance sheets at estimated fair value. See Note D for further information regarding the fair value of the Company’s derivatives. Effective February 1, 2009, the Company discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

flow hedges prior to the Company’s discontinuance of hedge accounting were recorded as a component of accumulated other comprehensive income – deferred hedge gains, net of tax (“AOCI – Hedging”), in the stockholders’ equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the hedged transactions are recognized in the Company’s earnings. Since February 1, 2009, the Company has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur.

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

Noncontrolling interest in consolidated subsidiaries. The Company owns a 0.1 percent general partner interest and a 61.9 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties in the Spraberry field in the Permian Basin of West Texas. The financial position, results of operations and cash flows of Pioneer Southwest are consolidated with those of the Company.

The Company also owns a majority interest in Sendero Drilling Company, LLC (“Sendero”), which owns and operates land-based drilling rigs in the United States. As of March 31, 2011, Sendero owned 14 drilling rigs operating, or being readied to operate, under contracts to the Company in the Spraberry field. In addition, the Company owns the majority interests in certain other subsidiaries with operations in the United States.

Noncontrolling interest in the net assets of consolidated subsidiaries totaled $90.9 million and $105.4 million as of March 31, 2011 and December 31, 2010, respectively. The Company recorded a net loss attributable to the noncontrolling interests of $4.8 million for the three months ended March 31, 2011 (principally related to Pioneer Southwest), compared to net income attributable to the noncontrolling interests of $15.4 million for the three months ended March 31, 2010. The net loss attributable to noncontrolling interests for the first quarter of 2011 was primarily due to noncash mark-to-market derivative losses recorded by Pioneer Southwest during the three months ended March 31, 2011.

Investment in unconsolidated affiliate. The Company owns a 50.1 percent interest in EFS Midstream LLC (“EFS Midstream”), which owns and operates natural gas and liquids gathering, treating and transportation assets in the Eagle Ford Shale area of South Texas.

The Company accounts for the EFS Midstream investment under the equity method of accounting for investments in unconsolidated affiliates. Under the equity method, the Company’s investment in unconsolidated affiliates is increased for investments made and the investor’s share of the investee’s net income, and decreased for distributions received, the carrying value of investor’s interests sold and the investor’s share of the investee’s net losses. The Company’s equity interest in the net income of EFS Midstream is recorded in interest and other income in the Company’s accompanying consolidated statements of operations.

Stock-based compensation. For stock-based compensation equity awards granted or modified, compensation expense is being recognized in the Company’s financial statements on a straight line basis over the awards’ vesting periods based on their fair values on the dates of grant. The amount of compensation expense recognized at any date is

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

at least equal to the portion of the grant-date value of the award that is vested at that date. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the prior day’s closing stock price on the date of grant for the fair value of restricted stock or unit awards and phantom unit awards that are expected to be settled wholly in the Company’s common stock or Pioneer Southwest common units (“Equity Awards”), (iii) the Monte Carlo simulation method for the fair value of performance unit awards and (iv) a probabilistic forecasted fair value method for series B unit awards issued by Sendero.

Stock-based compensation liability awards are awards that are expected to be settled wholly or partially in cash on their vesting dates, rather than in shares or units (“Liability Awards”). Stock-based Liability Awards are recorded as accounts payable – affiliates based on the fair value of the services that have been rendered on the unvested portions of the awards on the balance sheet date. The fair values of Liability Awards are updated at each balance sheet date and changes in the fair values of the unvested portions of the awards for which services have been rendered are recorded as increases or decreases to compensation expense. As of March 31, 2011, accounts payable – affiliates includes $1.6 million of liabilities attributable to the Liability Awards.

For the three months ended March 31, 2011, the Company recorded $13.0 million of stock-based compensation costs for all plans, as compared to $9.8 million for the same period of 2010. As of March 31, 2011, there was $109.1 million of unrecognized compensation expense related to unvested share- and unit-based compensation plan awards, including $28.0 million attributable to Liability Awards. This compensation will be recognized over the remaining vesting periods of the awards, which on a weighted average basis is a period of less than three years.

The Company’s issued shares, as reflected in the consolidated balance sheets at March 31, 2011 and December 31, 2010, do not include 566,389 and 825,796 common shares, respectively, associated with unvested stock-based compensation awards that have voting rights.

The following table summarizes the activity that occurred during the three months ended March 31, 2011, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options	Pioneer Southwest LTIP Restricted Units	Pioneer Southwest LTIP Phantom Units

Outstanding at December 31, 2010	2,559,779	215,134	263,729	507,539	12,212	35,118
Awards granted	404,002	182,982	43,495	86,903	—	30,039
Awards vested	(954,070)	(63,232)	—	—	—	—
Options exercised	—	—	—	(14,290)	—	—
Awards forfeited	(16,011)	(4,718)	—	—	—	—

Outstanding at March 31, 2011	1,993,700	330,166	307,224	580,152	12,212	65,157

New accounting pronouncements. During December 2010, the FASB issued ASU No. 2010-28, “Intangibles-Goodwill and Other (Topic 350).” ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. The Company adopted the provisions of ASU No. 2010-28 effective January 1, 2011. The adoption of ASU No. 2010-28 has no effect on the Company’s goodwill balance or the financial position, results of operations or liquidity. See “Goodwill” above for more information about the Company’s policy for assessing impairment of its goodwill.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table reflects the Company’s capitalized exploratory well and project activity during the three months ended March 31, 2011:

Three Months Ended March 31, 2011
(in thousands)

Beginning capitalized exploratory costs	$96,193
Additions to exploratory costs pending the determination of proved reserves	74,264
Reclassification due to determination of proved reserves	(60,344)
Disposition of assets sold	(28,938)
Exploratory well costs charged to exploration expense	(645)

Ending capitalized exploratory costs	$80,530

The following table provides an aging, as of March 31, 2011 and December 31, 2010 of capitalized exploratory costs and the number of projects for which exploratory costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	March 31, 2011	December 31, 2010
	(in thousands, except project counts)
Capitalized exploratory costs that have been suspended:
One year or less	$80,530	$70,635
More than one year	—	25,558

	$80,530	$96,193

Number of projects with exploratory costs that have been suspended for a period greater than one year	—	3

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, for each of the fair value hierarchy levels:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2011
	(in thousands)

Assets:
Trading securities	$319	$25,118	$—	$25,437
Commodity derivatives	—	241,894	—	241,894
Interest rate derivatives	—	11,959	—	11,959
Deferred compensation plan assets	39,582	—	—	39,582

Total assets	$39,901	$278,971	$—	$318,872

Liabilities:
Commodity derivatives	$—	$335,279	$16,675	$351,954
Interest rate derivatives	—	1,588	—	1,588
Pioneer Southwest credit facility	—	81,289	—	81,289
5.875% senior notes due 2016	482,663	—	—	482,663
6.65% senior notes due 2017	523,908	—	—	523,908
6.875% senior notes due 2018	481,415	—	—	481,415
7.50% senior notes due 2020	507,374	—	—	507,374
7.20% senior notes due 2028	250,000	—	—	250,000
2.875% senior convertible notes due 2038 (a)	854,400	—	—	854,400

Total liabilities	$3,099,760	$418,156	$16,675	$3,534,591

(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege.

The following table presents the changes in the fair values of the Company’s natural gas liquid (“NGL”) derivative liabilities classified as Level 3 in the fair value hierarchy:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, 2011
(in thousands)
Beginning liability balance	$(9,556)
Total gains and losses:
Net unrealized losses included in earnings (a)	(7,118)
Net realized losses included in earnings (a)	(2,696)
Settlement payments	2,695

Ending liability balance	$(16,675)

(a)	Non-hedge derivatives gains and losses are included in net derivative gains (losses) in the accompanying consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table presents the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Assets:
Commodity price derivatives	$241,894	$241,894	$304,434	$304,434
Interest rate derivatives	$11,959	$11,959	$18,256	$18,256
Trading securities	$25,437	$25,437	$467	$467
Deferred compensation plan assets	$39,582	$39,582	$36,162	$36,162

Liabilities:
Commodity price derivatives	$351,954	$351,954	$136,867	$136,867
Interest rate derivatives	$1,588	$1,588	$704	$704
Pioneer credit facility	$—	$—	$49,000	$58,382
Pioneer Southwest credit facility	$85,000	$81,289	$81,200	$77,241
5.875 % senior notes due 2016	$398,936	$482,663	$396,880	$475,194
6.65 % senior notes due 2017	$484,079	$523,908	$484,045	$516,632
6.875 % senior notes due 2018	$449,200	$481,415	$449,192	$480,969
7.50 % senior notes due 2020	$446,502	$507,374	$446,433	$494,145
7.20 % senior notes due 2028	$249,926	$250,000	$249,925	$259,350
2.875% senior convertible notes due 2038 (a)	$449,045	$854,400	$444,994	$728,400

(a)	The fair value of the 2.875% senior convertible notes includes the fair value of the conversion privilege.

Trading securities and deferred compensation plan assets. The Company’s trading securities represent securities that are both actively traded and not actively traded on major exchanges. The Company’s deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges plus unallocated contributions as of the measurement date. As of March 31, 2011, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs except inputs for certain trading securities that are not actively traded on major exchanges, which were provided by broker quotes representing Level 2 inputs.

Interest rate derivatives. The Company’s interest rate derivative assets and liabilities as of March 31, 2011 represent swap contracts for $470 million notional amount of debt, whereby the Company pays a variable LIBOR-based rate and the counterparty pays a fixed rate of interest. The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2011 are based on (i) the contracted notional amounts, (ii) LIBOR rate yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company’s interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.

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

Oil derivatives. The Company’s oil derivatives are swap, collar and three-way collar contracts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar and three-way collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to the Company’s oil derivatives were determined based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company’s collar contracts were determined based on average volatility factors provided by certain independent brokers who are active in buying and selling oil options and were corroborated by market-quoted volatility factors.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

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

NOTE E.    Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC Topic 740, which requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that deferred tax assets can be realized prior to their expiration. Pioneer monitors Company-specific, oil and gas industry and worldwide economic factors to assess the likelihood that the Company’s net operating loss carry forwards (“NOLs”) and other deferred tax attributes in the U.S., state, local and foreign tax jurisdictions will be utilized prior to their expiration. As of March 31, 2011 and December 31, 2010, the Company’s valuation allowances were $6.6 million and $33.1 million, respectively. The valuation allowance as of December 31, 2010 includes $26.5 million related to Tunisia operations that was classified as discontinued operations held for sale.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized and prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2011, the Company had no significant unrecognized tax benefits. The Company’s policy is to account for interest charges with respect to income taxes as interest expense and any penalties, with respect to income taxes, as other expense in the consolidated statements of operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2005. As of March 31, 2011, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company’s liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Income tax (provisions) benefits. The Company’s income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Current:
U.S. federal	$—	$(1,101)
U.S. state	(2,398)	(1,324)
Foreign	(6,319)	(37)

	(8,717)	(2,462)

Deferred:
U.S. federal	40,787	(131,128)
U.S. state	10,425	(9,460)
Foreign	4,656	(957)

	55,868	(141,545)

Income tax (provision) benefit	$47,151	$(144,007)

Discontinued operations. The Company’s income tax (provisions) benefits attributable to income from discontinued operations consisted of the following for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Current:
U.S. state	$(5,725)	$—
Foreign	(1,849)	444

	(7,574)	444

Deferred:
U.S. federal	(227,321)	70
U.S. state	(2,148)	—
Foreign	(12,323)	(16,981)

	(241,792)	(16,911)

Income tax provision	$(249,366)	$(16,467)

NOTE F.    Long-term Debt

Credit Facility. During March 2011, the Company entered into a Second Amended and Restated 5-Year Revolving Credit Agreement (the “Credit Facility”) with a syndicate of financial institutions that matures in March 2016, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaces the Company’s Amended and Restated 5-Year Revolving Credit Agreement entered into in April 2007 (the “Expired Credit Facility”) and provides for aggregate loan commitments of $1.25 billion. As of March 31, 2011, the Company had no outstanding borrowings under the Credit Facility and $65.1 million of undrawn letters of credit, all of which were commitments under the Credit Facility, leaving the Company with $1.2 billion of unused borrowing capacity under the Credit Facility.

Borrowings under the Credit Facility may be in the form of revolving loans or swing line loans. Aggregate outstanding swing line loans may not exceed $150 million. Revolving loans under the Credit Facility bear interest, at the option of the Company, based on (a) a rate per annum equal to the higher of the prime rate announced from time to time by Wells Fargo Bank, National Association or the weighted average of the rates on overnight Federal funds

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

transactions with members of the Federal Reserve System during the last preceding business day plus 0.5 percent plus a defined alternate base rate spread margin (“ABR Margin”), which is currently one percent based on the Company’s debt rating or (b) a base Eurodollar rate, substantially equal to LIBOR, plus a margin (the “Applicable Margin”), which is currently two percent and is also determined by the Company’s debt rating. Swing line loans under the Credit Facility bear interest at a rate per annum equal to the “ASK” rate for Federal funds periodically published by the Dow Jones Market Service plus the Applicable Margin. Letters of credit outstanding under the Credit Facility are subject to a per annum fee, representing the Applicable Margin plus 0.125 percent. The Company also pays commitment fees on undrawn amounts under the Credit Facility that are determined by the Company’s debt rating (currently 0.375 percent).

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

As of March 31, 2011, the Company and Pioneer Southwest were in compliance with all of their debt covenants.

In accordance with GAAP, the Company accounted for the entry into the Credit Facility as an extinguishment of the Expired Credit Facility. Associated therewith, the Company recorded a $2.4 million loss on extinguishment of debt to write off the unamortized issuance costs of the Company’s expired credit facility, which is included in other expense in the accompanying consolidated statement of operations for the three months ended March 31, 2011 (see Note P).

Convertible senior notes. As of March 31, 2011 and December 31, 2010, the Company had $480 million of 2.875% Convertible Senior Notes outstanding. The 2.875% Convertible Senior Notes are convertible under certain circumstances, using a net share settlement process, into a combination of cash and the Company’s common stock pursuant to a formula.

Effective April 1, 2011, the Company’s 2.875% Convertible Senior Notes became convertible at the option of the holders for the quarter ended June 30, 2011, and may become convertible in future quarters depending on the Company’s stock price or other conditions. If the 2.875% Convertible Senior Notes had qualified for and been converted as of March 31, 2011, the note holders would have received $480.0 million of cash and approximately 2.9 million shares of the Company’s common stock, which was valued at $295.4 million at March 31, 2011.

NOTE G.    Derivative Financial Instruments

The Company utilizes commodity derivatives contracts to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate contracts to reduce the effect of interest rate volatility on the Company’s indebtedness and forward currency exchange rate agreements to reduce the effect of exchange rate volatility.

Oil prices. All material physical sales contracts governing the Company’s oil production are tied directly or indirectly to NYMEX WTI.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table sets forth the volumes in Bbls outstanding as of March 31, 2011 under the Company’s oil derivative contracts and the weighted average oil prices per Bbl for those contracts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily oil production associated with derivatives (Bbls):
2011 – Swap contracts
Volume		750	750	750	750
NYMEX price		$77.25	$77.25	$77.25	$77.25

2011 – Collar contracts
Volume		2,000	2,000	2,000	2,000
NYMEX price:
Ceiling		$170.00	$170.00	$170.00	$170.00
Floor		$115.00	$115.00	$115.00	$115.00

2011 – Collar contracts with short puts
Volume		32,000	32,000	32,000	32,000
NYMEX price:
Ceiling		$99.33	$99.33	$99.33	$99.33
Floor		$73.75	$73.75	$73.75	$73.75
Short put		$59.31	$59.31	$59.31	$59.31

2012 – Swap contracts
Volume	3,000	3,000	3,000	3,000	3,000
NYMEX price	$79.32	$79.32	$79.32	$79.32	$79.32

2012 – Collar contracts with short puts
Volume	37,000	37,000	37,000	37,000	37,000
NYMEX price:
Ceiling	$118.34	$118.34	$118.34	$118.34	$118.34
Floor	$80.41	$80.41	$80.41	$80.41	$80.41
Short put	$65.00	$65.00	$65.00	$65.00	$65.00

2013 – Swap contracts
Volume	3,000	3,000	3,000	3,000	3,000
NYMEX price	$81.02	$81.02	$81.02	$81.02	$81.02

2013 – Collar contracts with short puts
Volume	21,250	21,250	21,250	21,250	21,250
NYMEX price:
Ceiling	$117.38	$117.38	$117.38	$117.38	$117.38
Floor	$80.18	$80.18	$80.18	$80.18	$80.18
Short put	$65.18	$65.18	$65.18	$65.18	$65.18

2014 – Collar contracts with short puts
Volume	12,000	12,000	12,000	12,000	12,000
NYMEX price:
Ceiling	$128.16	$128.16	$128.16	$128.16	$128.16
Floor	$87.92	$87.92	$87.92	$87.92	$87.92
Short put	$72.92	$72.92	$72.92	$72.92	$72.92

Natural gas liquids prices. All material physical sales contracts governing the Company’s NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities’ NGL product component prices.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table sets forth the volumes in Bbls outstanding as of March 31, 2011 under the Company’s NGL derivative contracts and the weighted average NGL prices per Bbl for those contracts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily NGL production associated with derivatives (Bbls):
2011 – Swap contracts
Volume		1,150	1,150	1,150	1,150
Blended index price		$51.38	$51.50	$51.50	$51.46

2011 – Collar contracts
Volume		2,650	2,650	2,650	2,650
Index price:
Ceiling		$64.23	$64.23	$64.23	$64.23
Floor		$53.29	$53.29	$53.29	$53.29

2012 – Swap contracts
Volume	750	750	750	750	750
Index price	$35.03	$35.03	$35.03	$35.03	$35.03

Gas prices. All material physical sales contracts governing the Company’s gas production are tied directly or indirectly to regional index prices where the gas is sold. The Company uses derivative contracts to manage gas price volatility and reduce basis risk between NYMEX Henry Hub prices and actual index prices upon which the gas is sold. The following table sets forth the volumes in MMBtus outstanding as of March 31, 2011 under the Company’s gas derivative contracts and the weighted average gas prices per MMBtu for those contracts:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Outstanding Average
Average daily gas production associated with derivatives (MMBtus):
2011 – Swap contracts
Volume		117,500	117,500	117,500	117,500
NYMEX price		$6.13	$6.13	$6.13	$6.13

2011 – Collar contracts with short puts
Volume		200,000	200,000	200,000	200,000
NYMEX price:
Ceiling		$8.55	$8.55	$8.55	$8.55
Floor		$6.32	$6.32	$6.32	$6.32
Short put		$4.88	$4.88	$4.88	$4.88

2011 – Basis swap contracts
Volume		153,500	143,500	143,500	146,809
Price differential		$(0.53)	$(0.56)	$(0.56)	$(0.55)

2012 – Swap contracts
Volume	105,000	105,000	105,000	105,000	105,000
NYMEX price	$5.82	$5.82	$5.82	$5.82	$5.82

2012 – Collar contracts
Volume	65,000	65,000	65,000	65,000	65,000
NYMEX price:
Ceiling	$6.60	$6.60	$6.60	$6.60	$6.60
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2012 – Collar contracts with short puts
Volume	190,000	190,000	190,000	190,000	190,000
NYMEX price:
Ceiling	$7.96	$7.96	$7.96	$7.96	$7.96
Floor	$6.12	$6.12	$6.12	$6.12	$6.12
Short put	$4.55	$4.55	$4.55	$4.55	$4.55

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

2012 – Basis swap contracts
Volume	116,000	116,000	116,000	116,000	116,000
Price differential	$(0.37)	$(0.37)	$(0.37)	$(0.37)	$(0.37)

2013 – Swap contracts
Volume	67,500	67,500	67,500	67,500	67,500
NYMEX price	$6.11	$6.11	$6.11	$6.11	$6.11

2013 – Collar contracts
Volume	150,000	150,000	150,000	150,000	150,000
NYMEX price:
Ceiling	$6.25	$6.25	$6.25	$6.25	$6.25
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2013 – Collar contracts with short puts
Volume	45,000	45,000	45,000	45,000	45,000
NYMEX price:
Ceiling	$7.49	$7.49	$7.49	$7.49	$7.49
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50

2013 – Basis swap contracts
Volume	32,500	32,500	32,500	32,500	32,500
Price differential	$(0.34)	$(0.34)	$(0.34)	$(0.34)	$(0.34)

2014 – Swap contracts
Volume	50,000	50,000	50,000	50,000	50,000
NYMEX price	$6.05	$6.05	$6.05	$6.05	$6.05

2014 – Collar contracts
Volume	140,000	140,000	140,000	140,000	140,000
NYMEX price:
Ceiling	$6.44	$6.44	$6.44	$6.44	$6.44
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

2014 – Collar contracts with short puts
Volume	50,000	50,000	50,000	50,000	50,000
NYMEX price:
Ceiling	$8.08	$8.08	$8.08	$8.08	$8.08
Floor	$6.00	$6.00	$6.00	$6.00	$6.00
Short put	$4.50	$4.50	$4.50	$4.50	$4.50

2014 – Basis swap contracts
Volume	10,000	10,000	10,000	10,000	10,000
Price differential	$(0.16)	$(0.16)	$(0.16)	$(0.16)	$(0.16)

2015 – Collar contracts
Volume	50,000	50,000	50,000	50,000	50,000
NYMEX price:
Ceiling	$7.92	$7.92	$7.92	$7.92	$7.92
Floor	$5.00	$5.00	$5.00	$5.00	$5.00

Interest rates. The following table sets forth as of March 31, 2011 the notional amount of the Company’s debt under outstanding fixed-for-variable interest rate swap contracts, the weighted average fixed annual interest rate and termination date for those contracts:

Type	Notional Amount	Weighted Average Fixed Interest Rate	Termination Date
	(in thousands)
Fixed-for-variable	$400,000	2.87 percent	July 2016
Fixed-for-variable	$70,000	3.23 percent	March 2017

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Tabular disclosure of derivative financial instruments. All of the Company’s derivatives are accounted for as non-hedge derivatives as of March 31, 2011 and December 31, 2010. The following tables provide disclosure of the Company’s derivative instruments:

Fair Value of Derivative Instruments as of March 31, 2011
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)

Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$145,952	Derivatives - current	$183,747
Interest rate derivatives	Derivatives - current	11,810	Derivatives - current	—
Commodity price derivatives	Derivatives - noncurrent	118,591	Derivatives - noncurrent	190,856
Interest rate derivatives	Derivatives - noncurrent	9,306	Derivatives - noncurrent	10,745

Total derivatives not designated as hedging instruments		285,659		385,348

Total derivatives		$285,659		$385,348

Fair Value of Derivative Instruments as of December 31, 2010
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)

Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$167,406	Derivatives - current	$87,741
Interest rate derivatives	Derivatives - current	11,903	Derivatives - current	886
Commodity price derivatives	Derivatives - noncurrent	152,731	Derivatives - noncurrent	64,829
Interest rate derivatives	Derivatives - noncurrent	15,762	Derivatives - noncurrent	9,227

Total derivatives not designated as hedging instruments		347,802		162,683

Total derivatives		$347,802		$162,683

(a)

Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
		2011	2010
		(in thousands)

Interest rate derivatives	Interest expense	$(68)	$(1,058)
Interest rate derivatives	Derivative gains (losses), net	—	(1,142)
Commodity price derivatives	Oil and gas revenue	8,124	23,126

Total		$8,056	$20,926

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Earnings on Derivatives	Amount of Gain (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
		2011	2010
		(in thousands)

Interest rate derivatives	Derivative gains (losses), net	$(2,152)	$11,399
Commodity price derivatives	Derivative gains (losses), net	(242,280)	255,219

Total		$(244,432)	$266,618

AOCI - Hedging. As of March 31, 2011 and December 31, 2010, AOCI - Hedging represented net deferred gains of $3.4 million and $7.4 million, respectively. The AOCI - Hedging balance as of March 31, 2011 was comprised of $21.6 million of net deferred gains on the effective portions of discontinued commodity hedges, $1.9 million of net deferred losses on the effective portions of discontinued interest rate hedges and $5.9 million of associated net deferred tax provisions, reduced by $10.4 million of AOCI – Hedging net deferred gains attributable to and classified as noncontrolling interests in consolidated subsidiaries.

During the twelve months ending March 31, 2012, the Company expects to reclassify $24.0 million of AOCI – Hedging net deferred gains to oil revenues (including $10.4 million related to noncontrolling interests) and $291 thousand of AOCI – Hedging net deferred losses to interest expense. The Company also expects to reclassify $8.5 million of net deferred income tax provisions associated with hedge derivatives during the twelve months ending March 31, 2012 from AOCI - Hedging to income tax expense. For the remaining nine months of 2011, the Company expects to reclassify deferred gains on discontinued commodity hedges of $24.8 million to oil revenues. During 2012, the Company expects to reclassify deferred losses on commodity hedges of $3.2 million to oil revenues. The aforementioned $1.9 million of net deferred hedge losses on the effective portion of interest rate hedges will be transferred from AOCI-Hedging to interest expense ratably through April 2018.

NOTE H.    Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The following table summarizes the Company’s asset retirement obligation activity during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Beginning asset retirement obligations	$152,291	$166,434
Liabilities assumed in acquisitions	6	—
New wells placed on production	671	278
Changes in estimates	300	—
Disposition of wells	(81)	(26,248)
Liabilities settled	(1,234)	(1,154)
Accretion of discount from continuing operations	2,655	2,859
Accretion of discount from discontinued operations	81	101

Ending asset retirement obligations	$154,689	$142,270

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2011 and December 31, 2010, the current portions of the Company’s asset retirement obligations were $19.4 million and $19.9 million, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE I.    Postretirement Benefit Obligations

As of March 31, 2011 and December 31, 2010, the Company had $7.2 million and $7.4 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. These obligations are comprised of five plans of which four relate to predecessor entities that the Company acquired in prior years. These plans had no assets as of March 31, 2011 or December 31, 2010. Other than participants in the Company’s retirement plan, the participants of these plans are not current employees of the Company.

The following table reconciles changes in the Company’s unfunded accumulated postretirement benefit obligations during the three months ended March 31, 2011 and March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Beginning accumulated postretirement benefit obligations	$7,408	$9,075
Net benefit payments	(316)	(312)
Service costs	61	80
Accretion of interest	78	108

Ending accumulated postretirement benefit obligations	$7,231	$8,951

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

Investigation by the Alaska Oil and Gas Conservation Commission (the “AOGCC”). During the second quarter of 2010, the AOGCC commenced an investigation into allegations by a former Pioneer employee regarding the Company’s Oooguruk facility on the North Slope of Alaska. Among the allegations are claims that the Company did not have authorization to inject certain non-hazardous substances into its enhanced oil recovery well, that the Company mishandled disposal of waste products and that the Company’s operating practices are harmful to the project’s oil reservoirs. Upon initially becoming aware of the allegations, the Company informed the AOGCC and other relevant federal, state and local agencies and commenced its own investigation, which confirmed injections of non-hazardous fluids into the Oooguruk enhanced oil recovery well without prior authorizations to do so. The results of the Company’s investigation were reported to the agencies. In December 2010, the AOGCC investigator submitted a report outlining its findings, which (i) found that the Company’s operating practices have not harmed the project’s oil reservoirs and (ii) raised certain regulatory compliance issues, all of which the Company previously reported or has since taken actions to remedy. Although the Company does not know at this time what action the AOGCC will take in response to the report, based on the facts as known to date, the Company believes that compliance with any order or other action of the AOGCC will not materially and negatively affect the Company’s liquidity, financial position or future results of operations.

Obligations following divestitures. In April 2006, the Company provided the purchaser of its Argentine assets certain indemnifications. The Company remains responsible for certain contingent liabilities related to such indemnifications, subject to defined limitations, including matters of litigation, environmental contingencies, royalty obligations and income taxes.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The Company has also retained certain liabilities and indemnified buyers for certain matters in connection with other divestitures, including the sale in 2007 of its Canadian assets and the February 2011 sale of Pioneer Tunisia. The Company does not believe that these obligations are probable of having a material impact on its liquidity, financial position or future results of operations.

NOTE K.     Net Income (Loss) Per Share

In accordance with GAAP, the Company uses the two-class method of calculating net income (loss) per share because certain of the Company’s and its consolidated subsidiaries’ unvested share-based awards qualify as participating securities. Participating securities participate in the Company’s dividend distributions and are assumed to participate in the Company’s undistributed income proportionate to weighted average outstanding common shares, but are not assumed to participate in the Company’s net losses because they are not contractually obligated to do so. Accordingly, allocations of earnings to participating securities are included in the Company’s calculations of basic and diluted earnings per share from continuing operations, discontinued operations and total net income attributable to common stockholders.

During periods in which the Company realizes a loss from continuing operations attributable to common stockholders, such as during the three months ended March 31, 2011, securities or other contracts to issue common stock would be dilutive to loss per share from continuing operations; therefore, conversion into common stock is assumed not to occur.

The following tables reconcile the Company’s net income (loss) from continuing operations, discontinued operations and total net income attributable to common stockholders to the basic and diluted earnings used in the two-class method to determine the Company’s net income (loss) per share amounts for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	Continuing Operations	Discontinued Operations	Total
	(in thousands)

Income (loss) as reported	$(70,838)	$414,642	$348,594
Net loss attributable to the noncontrolling interests	4,790	—	—
Participating basic earnings	—	(6,140)	(6,140)

Basic income (loss) attributable to common stockholders	(66,048)	408,502	342,454
Diluted adjustments to earnings	—	—	—

Diluted income (loss) attributable to common stockholders	$(66,048)	$408,502	$342,454

	Three Months Ended March 31, 2010
	Continuing Operations	Discontinued Operations	Total
	(in thousands)

Income as reported	$256,795	$3,811	$245,254
Net income attributable to the noncontrolling interests	(15,352)	—	—
Participating basic earnings	(5,254)	(83)	(5,337)

Basic income attributable to common stockholders	236,189	3,728	239,917
Diluted adjustments to earnings	50	1	51

Diluted income attributable to common stockholders	$236,239	$3,729	$239,968

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Weighted average common shares outstanding:
Basic	115,869	114,655
Dilutive common stock options (a)	—	224
Contingently issuable - performance shares (a)	—	583

Diluted	115,869	115,462

(a)

The following common stock equivalents were excluded from the diluted income per share calculation for the three months ended March 31, 2011 because they would have been anti-dilutive to the loss from continuing operations: 198,463 outstanding options to purchase the Company’s common stock, 416,703 common shares attributable to unvested performance units and 2,898,761 common shares issuable if holders of the Company’s 2.875% Convertible Senior Notes had exercised their conversion rights (see Note F).

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE L.    Geographic Operating Segment Information

The Company has reportable operations in only one industry segment, that being the oil and gas exploration and production industry; however, the Company is organizationally structured along geographic operating segments or regions. The Company has reportable continuing operations in the United States and South Africa.

The following tables provide the Company’s geographic operating segment data for the three months ended March 31, 2011 and 2010. Geographic operating segment income tax (provisions) benefits have been determined based on statutory rates existing in the various tax jurisdictions where the Company has oil and gas producing activities. The “Headquarters” table column includes income and expenses that are not routinely included in the earnings measures internally reported to management on a geographic operating segment basis.

	United States	South Africa	Headquarters	Consolidated Total
	(in thousands)

Three Months Ended March 31, 2011
Revenues and other income:
Oil and gas	$475,729	$21,401	$—	$497,130
Interest and other	—	—	32,687	32,687
Loss on disposition of assets, net	—	—	(2,191)	(2,191)

	475,729	21,401	30,496	527,626

Costs and expenses:
Oil and gas production	98,835	1,096	—	99,931
Production and ad valorem taxes	33,296	—	—	33,296
Depletion, depreciation and amortization	116,540	13,685	10,148	140,373
Exploration and abandonments	17,485	158	—	17,643
General and administrative	—	—	44,106	44,106
Accretion of discount on asset retirement obligations	2,044	611	—	2,655
Interest	—	—	45,227	45,227
Hurricane activity, net	71	—	—	71
Derivative losses, net	—	—	244,432	244,432
Other	5,159	—	12,722	17,881

	273,430	15,550	356,635	645,615

Income (loss) from continuing operations before income taxes	202,299	5,851	(326,139)	(117,989)
Income tax benefit (provision)	(74,851)	(1,638)	123,640	47,151

Income (loss) from continuing operations	$127,448	$4,213	$(202,499)	$(70,838)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

	United States	South Africa	Headquarters	Consolidated Total
	(in thousands)

Three Months Ended March 31, 2010
Revenues and other income:
Oil and gas	$446,664	$25,381	$—	$472,045
Interest and other	—	—	18,008	18,008
Gain (loss) on disposition of assets, net	17,419	—	(476)	16,943

	464,083	25,381	17,532	506,996

Costs and expenses:
Oil and gas production	85,324	776	—	86,100
Production and ad valorem taxes	27,061	—	—	27,061
Depletion, depreciation and amortization	115,505	21,897	7,026	144,428
Exploration and abandonments	16,776	72	—	16,848
General and administrative	—	—	38,315	38,315
Accretion of discount on asset retirement obligations	2,237	622	—	2,859
Interest	—	—	47,523	47,523
Hurricane activity, net	(7,410)	—	—	(7,410)
Derivative gains, net	—	—	(265,476)	(265,476)
Other	10,281	—	5,665	15,946

	249,774	23,367	(166,947)	106,194

Income from continuing operations before income taxes	214,309	2,014	184,479	400,802
Income tax provision	(79,294)	(564)	(64,149)	(144,007)

Income from continuing operations	$135,015	$1,450	$120,330	$256,795

	March 31, 2011	December 31, 2010
	(in thousands)
Consolidating Assets by Geographic Area:
United States	$9,818,634	$8,987,141
South Africa	111,703	134,901
Tunisia	—	325,942
Headquarters	95,649	231,118

Total consolidated assets	$10,025,986	$9,679,102

NOTE M.    Volumetric Production Payments

The Company’s remaining VPP represents a limited-term overriding royalty interest in oil reserves that: (i) entitles the purchaser to receive production volumes over a period of time from specific lease interests, (ii) is free and clear of all associated future production costs and capital expenditures associated with the reserves, (iii) is nonrecourse to the Company (i.e., the purchaser’s only recourse is to the reserves acquired), (iv) transfer title of the reserves to the purchaser and (v) allow the Company to retain the remaining reserves after the VPP’s volumetric quantities have been delivered.

At the inception of the VPP agreement, the Company (i) removed the proved reserves associated with the VPP, (ii) recognized VPP proceeds as deferred revenue which are being amortized on a unit-of-production basis to oil revenues over the remaining term of the VPP, (iii) retained responsibility for 100 percent of the production costs and capital costs related to VPP interests and (iv) no longer recognizes production associated with the VPP volumes.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table provides information about changes in the deferred revenue carrying values of the Company’s VPP for the three months ended March 31, 2011 (in thousands):

Deferred revenue at December 31, 2010	$87,020
Less: 2011 amortization	(11,083)

Deferred revenue at March 31, 2011	$75,937

The remaining deferred revenue amounts will be recognized in oil revenues in the consolidated statements of operations as noted below, assuming the related VPP production volumes are delivered as scheduled (in thousands):

Remaining 2011	$33,866
2012	42,071

$75,937

NOTE N.    Gain (Loss) on Disposition of Assets, Net

For the three months ended March 31, 2011, the Company recorded $2.2 million of net losses on disposition of assets from continuing operations as compared to $16.9 million of net gains from continuing operations for the three months ended March 31, 2010.

The Company’s $2.2 million net loss during the three months ended March 31, 2011 was primarily associated with sales of excess materials and supplies inventory. During the three months ended March 31, 2010, the Company’s net gain was primarily associated with certain proved and unproved oil and gas properties divested in the Uinta/Piceance area.

See Note Q for information about the Company’s gain during the three months ended March 31, 2011 from the sale of its Tunisia subsidiaries, representing discontinued operations.

NOTE O.    Interest and Other Income

The following table provides the components of the Company’s interest and other income:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Alaskan Petroleum Production Tax credits (a)	$27,452	$14,248
Drilling and servicing margin	2,878	510
Deferred compensation plan income	867	510
Other income	1,002	691
Equity interest in income of unconsolidated affiliate	298	—
Interest income	190	384
Insurance claim recovery	—	1,665

Total interest and other income	$32,687	$18,008

(a)

The Company earns Alaskan Petroleum Production Tax (“PPT”) credits on qualifying capital expenditures. The Company recognizes income from PPT credits when they are realized through cash refunds or sales.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

NOTE P.    Other Expense

The following table provides the components of the Company’s other expense:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Transportation commitment charge (a)	$5,272	$—
Excess and terminated rig related costs (b)	5,159	10,281
Other	2,494	650
Loss on extinguishment of debt	2,367	—
Contingency and environmental accrual adjustments	1,295	153
Cancelled well costs	991	—
Inventory impairment (c)	285	1,557
Bad debt expense	18	224
Well servicing operations (d)	—	3,081

Total other expense	$17,881	$15,946

(a)	Primarily represents firm transportation contract deficiency payment obligations.
(b)	Represents above market drilling rig costs, idle rig costs and costs incurred to terminate contractual drilling rig commitments prior to their contractual maturities.
(c)	Represents impairment charges on excess materials and supplies inventories.
(d)	Represents idle well servicing costs.

NOTE Q.    Discontinued Operations

During December 2010, the Company committed to a plan to sell Pioneer Tunisia and in February 2011 completed the sale of 100 percent of the Company’s share holdings in Pioneer Tunisia to an unaffiliated party for net cash proceeds of $845.2 million, resulting in a pretax gain of $649.9 million. Accordingly, the historical results of operations of Pioneer Tunisia have been classified as discontinued operations herein. The net cash proceeds from the sale of Pioneer Tunisia were determined in accordance with the sale and purchase agreement that the Company entered into with the purchaser, which provides for certain customary adjustments for matters occurring after the effective date of the sale, such as capital contributions and distributions, and working capital adjustments. Adjustments to net cash proceeds involve management’s best estimate about the realizable value of working capital items, including that the amounts are reasonably assured of collection. Differences between actual working capital amounts and management’s estimates recorded as of March 31, 2011, if any, will be recorded as income or loss from discontinued operations in future periods.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

The following table represents the components of the Company’s discontinued operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Revenues and other income:
Oil and gas	$22,130	$35,752
Interest and other (a)	4,568	1,795
Gain on disposition of assets, net	649,872	—

	676,570	37,547

Costs and expenses:
Oil and gas production	2,126	3,616
Depletion, depreciation and amortization (b)	—	6,340
Exploration and abandonments	2,554	3,950
General and administrative	6,619	2,633
Accretion of discount on asset retirement obligations (b)	81	101
Other	1,182	629

	12,562	17,269

Income from discontinued operations before income taxes	664,008	20,278
Current tax (provision) benefit	(7,574)	444
Deferred tax provision (b)	(241,792)	(16,911)

Income from discontinued operations	$414,642	$3,811

(a)

Includes $2.0 million of interest received during the first quarter of 2011 from the Bureau of Ocean Energy Management, Regulation, and Enforcement related to the recovery of excess royalties paid by the Company on qualifying deepwater leases in the Gulf of Mexico.

(b)	Represents the significant noncash components of discontinued operations.

NOTE R.    Subsequent Events

The Company has evaluated subsequent events through the date of issuance of its unaudited consolidated financial statements. Except as disclosed in Note F, the Company is not aware of any reportable subsequent events.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company’s financial and operating performance for the first quarter of 2011 included the following highlights:

•

The Company completed the sale of 100 percent of the capital stock of two subsidiaries through which its Tunisian operations were conducted (collectively “Pioneer Tunisia”) during February 2011 for net cash proceeds of $845.2 million, resulting in a pretax gain of $649.9 million.

•

Earnings attributable to common stockholders was $348.6 million ($2.96 per diluted share), as compared to $245.3 million ($2.08 per diluted share) for the first quarter of 2010. The increase in earnings attributable to common stockholders is primarily due to the gain on the sale of Pioneer Tunisia. Partially offsetting the effects of the Tunisia gain were $275.8 million of noncash mark-to-market derivative losses during the first quarter of 2011, as compared to $266.9 million of noncash mark-to-market derivative gains during the first quarter of 2010.

•

Net cash provided by operating activities decreased to $ 143.2 million for the three months ended March 31, 2011, as compared to $ 299.4 million for the three months ended March 31, 2010. The $156.2 million decrease in net cash provided by operating activities was primarily due to working capital changes, including collection of $93.6 million of deepwater Gulf of Mexico royalty receivables during the first quarter of 2010.

•

Net debt to book capitalization decreased to 31 percent at March 31, 2011, as compared to 37 percent at December 31, 2010, principally due to the cash proceeds received from the sale of Pioneer Tunisia.

•

Average reported oil and NGL prices increased during the first quarter of 2011 to $95.62 per Bbl and $42.17 per Bbl, respectively, as compared to respective prices of $91.48 per Bbl and $41.82 per Bbl during the first quarter of 2010. Average reported gas prices decreased from $5.26 per Mcf during the first quarter of 2010 to $4.14 per Mcf during the first quarter of 2011.

•

In spite of severe winter weather disruptions to production during the first quarter of 2011, daily sales volumes increased by two percent to 111,215 BOEPD, as compared to 108,910 BOEPD during the first quarter of 2010. The increase in first quarter 2011 sales volumes, as compared to the first quarter of 2010, was primarily due to the Company’s successful drilling program in 2010 and the first quarter of 2011.

•

Average per-BOE oil and gas production costs (including production and ad valorem taxes and transportation costs) increased during the first quarter of 2011 to $13.31, as compared to $11.54 per BOE during the first quarter of 2010, primarily as a result of repairs associated with downtime resulting from the severe weather in the first quarter of 2011, inflation of well servicing costs and an increase in production taxes associated with higher oil prices.

Second Quarter 2011 Outlook

Based on current estimates, the Company expects that second quarter 2011 production will average 116 to 121 MBOEPD.

Second quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $12.00 to $14.00 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization (“DD&A”) expense is expected to average $13.50 to $15.00 per BOE.

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

The Company’s second quarter effective income tax rate is expected to range from 35 percent to 45 percent, assuming current capital spending plans and no significant mark-to-market changes in the Company’s derivative position. Cash income taxes are expected to range from $5 million to $10 million, principally related to South African income taxes.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights

The following table summarizes the Company’s average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2011:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
United States:
Permian Basin	23,608	10,278	44,043	41,226
Mid-Continent	3,584	6,134	51,301	18,268
Raton Basin	—	—	162,036	27,006
Barnett Shale	147	884	7,399	2,264
South Texas	100	—	46,251	7,809
Eagle Ford Shale	1,741	1,348	14,099	5,439
Alaska	4,744	—	—	4,744
Other	2	1	40	10

	33,926	18,645	325,169	106,766

South Africa	526	—	23,537	4,449

Total Worldwide	34,452	18,645	348,706	111,215

The Company’s 2011 capital expenditures, including integrated services capital expenditures but excluding the effects of acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and EFS Midstream investments, are expected to be funded by internally-generated operating cash flow for the year and by redeploying a portion of the proceeds from the Pioneer Tunisia sale.

The following table summarizes by geographic area the Company’s finding and development costs incurred from continuing operations during the three months ended March 31, 2011:

					Asset
	Acquisition Costs		Exploration	Development	Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)

United States:
Permian Basin	$3,123	$3,742	$15,269	$210,294	$594	$233,022
Mid-Continent	3	(2)	314	2,864	—	3,179
Raton Basin	50	(55)	2,112	4,310	—	6,417
Barnett Shale	—	1,574	41,273	1,831	78	44,756
South Texas	—	157	5,428	6,948	3	12,536
Eagle Ford Shale	—	5,552	19,232	1,199	2	25,985
Alaska	—	—	1,526	28,200	300	30,026
Other	—	409	700	—	—	1,109

	3,176	11,377	85,854	255,646	977	357,030

South Africa	—	—	158	—	—	158

Total Worldwide	$3,176	$11,377	$86,012	$255,646	$977	$357,188

The following table summarizes the Company’s development and exploration/extension drilling activities for the three months ended March 31, 2011:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
United States	23	143	139	—	27

PIONEER NATURAL RESOURCES COMPANY

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
United States	38	36	17	—	57

Permian Basin area. During the first quarter of 2011, the Company drilled 141 wells in the Spraberry field. The Company is currently utilizing 32 rigs, with plans to increase its rig count to 35 by mid-2011 and to 45 rigs in 2012. The Company’s drilling program continues to include the deepening of wells to the Lower Wolfcamp formation and in certain drilling areas down to the Strawn interval with positive production results. In addition, the Company has recently drilled two wells to the Atoka formation.

The Company continues to expand its integrated services to control drilling costs and support execution of its accelerating drilling program. The Company has increased its owned drilling rigs to 14 and has three Company-owned fracture stimulation fleets currently operating. One additional fracture stimulation fleet has been delivered and is expected to start operating in early May and another fleet is being built, with delivery scheduled during the fourth quarter of 2011. To support its growing operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks and fishing tools. In addition, the Company has contracted for its forecasted fracture stimulation sand supply requirements through 2015, its tubular and pumping unit requirements through 2012 and is negotiating an agreement with a third-party to supply well cementing services through 2016.

The Company has completed thirty-eight wells in the Strawn interval since the testing program began in the first quarter of 2010. Early results suggest an increase of up to 20 percent in cumulative production over the first 12 months compared to production from offset Lower Wolfcamp wells over the same time period. The incremental cost per well for this deeper drilling and one additional frac stage is approximately $60 thousand. The Company believes that the Strawn interval is prospective in 40 percent of its Spraberry acreage and expects to target the Strawn interval in 50 percent of the wells in its 2011 drilling program.

The Company is currently completing its first two vertical Atoka wells. The Company plans to test the Atoka interval for two months and then comingle this production with production from upper intervals in the Spraberry and Wolfcamp zones. The incremental cost to drill an Atoka well is estimated to be $500 thousand to $750 thousand, reflecting deeper drilling and adding an intermediate casing string and carbon dioxide fracture stimulation. The Company plans to drill 10 to 20 Atoka wells during 2011.

The Company has also commenced a program to test horizontal drilling applications in multiple intervals of the Spraberry field. The first two wells in the program have been drilled and completed. Both wells had 4,000-foot laterals with 15-stage fracture stimulation completions.

The first horizontal well was drilled in a Wolfcamp carbonate interval. Microseismic tests indicated the completion did not effectively stimulate the targeted zone. As a result, the well had an initial production rate of approximately 100 barrels of oil per day (“BOPD”), but the production declined more quickly than expected. Given the ineffective stimulation, the Company does not view this well as a representative test of the potential for a horizontal well in this interval and plans to test additional horizontal wells in this interval.

The second horizontal well targeted the Lower Wolfcamp shale interval. It was completed in late April. Microseismic tests indicated the successful stimulation of the interval. The well is currently unloading the fracture stimulation water, and with 30 percent of the water unloaded, the well is producing at an early test rate of 150 BOPD.

The Company plans to drill six to eight additional horizontal wells. These wells will target the Lower Wolfcamp shale, Tippett shale (Middle Wolfcamp), Wolfcamp carbonate and Jo Mill (Middle Spraberry) intervals.

Water injection was initiated in the third quarter of 2010 on the Company’s 7,000-acre waterflood project in the Upper Spraberry interval. Early results are encouraging, as the production decline from 110 producing wells in the surveillance area continues to flatten. Early production response has been observed in several wells and there has been no premature water breakthrough. Based on the results of historical waterflood projects, an ultimate uptick in production of 50 percent from the flooded Upper Spraberry interval is expected.

The Company continues to test downspacing in the Spraberry field from 40 acres to 20 acres. Eighteen 20-acre wells were drilled in 2010, with 14 of these wells on production. These 20-acre wells are capturing pay from the Lower Wolfcamp, Strawn and shale/silt intervals, with encouraging results. The Company plans to drill twenty 20-acre downspaced wells in 2011.

South Texas and Eagle Ford Shale area. The Company’s drilling activities in the South Texas area during 2011 continue to be primarily focused on delineation and development of Pioneer’s substantial acreage position in the Eagle Ford Shale play. The Company is currently running nine drilling rigs in the Eagle Ford Shale play, with plans to increase the Eagle Ford Shale rig count to 12 rigs by mid-year, to 14 rigs in 2012 and to 16 rigs in 2013.

The Company has drilled 50 horizontal Eagle Ford Shale wells in aggregate through the end of the first quarter of 2011. Twenty-four of the wells are producing and, of the remaining 26 wells, five are completed and awaiting hookup. Completion of the remaining 21 wells has been slower than anticipated due to limited third-party fracture stimulation fleet availability.

To improve the execution of its drilling and completions program and reduce costs, the Company has purchased two fracture stimulation fleets for Eagle Ford Shale operations. One fleet was placed in service in April 2011 and the other is expected to be operational during the fourth quarter of 2011. The Company also entered into a two-year contract for a dedicated third-party fracture stimulation fleet which commenced operating in April 2011.

The unconsolidated affiliate formed by the Company to operate gathering facilities in the Eagle Ford Shale area, EFS Midstream, is obligated to construct midstream assets in the Eagle Ford Shale area. Construction of the midstream assets is underway, with the majority of the construction expected to be completed by 2013. Four of the 12 planned central gathering plants (“CGPs”) were completed as of March 31, 2011, and a fifth was completed during April 2011. EFS Midstream plans to build three additional CGPs during the remainder of 2011. As construction of CGPs is completed, EFS Midstream will provide gathering, treating and transportation services for the Company during a 20-year contractual term.

Alaska. The Company owns a 70 percent working interest and is the operator of the Oooguruk development project. The Company has drilled 11 production wells and six injection wells of the estimated 17 production and 16 injection wells planned to fully develop this project. In addition, the Company drilled a horizontal exploration well in the Torok formation during 2010 and recently concluded a second Torok well in the first quarter of 2011. Based on the performance to date, the Company plans to drill and fracture stimulate an additional Torok well in early 2012 to further evaluate the productivity of the formation and the feasibility of future development expansion.

Barnett Shale. During the first quarter of 2011, the Company operated two rigs. Since beginning drilling activities during the fourth quarter of 2010, the Company has drilled 24 wells, of which ten wells have been completed, with five wells currently producing. In addition, the Company has acquired 160 square miles of 3-D seismic covering its acreage and expects to increase this coverage to 200 square miles by year end. The Company is utilizing the 3-D seismic to high-grade future drilling location selections.

PIONEER NATURAL RESOURCES COMPANY

Results of Operations

Oil and gas revenues. Oil and gas revenues totaled $497.1 million for the three months ended March 31, 2011, as compared to $472.0 million for the same respective period of 2010.

The increase in oil and gas revenues during the three months ended March 31, 2011, as compared to the same period of 2010, is reflective of increases in worldwide average reported oil and NGL prices and United States oil sales volumes, partially offset by decreases in average United States NGL and gas sales volumes and South Africa oil and gas sales volumes.

During February 2011, the Company’s operations in Texas, Kansas and Colorado were disrupted by extremely cold temperatures and substantial ice and snow accumulations. The Company experienced extensive pipeline freeze-ups, power outages and limited access to well locations. Drilling and completion operations in the Spraberry field and the Barnett Shale Combo play were also curtailed. In some cases, the Company’s operations were affected until early-March by the severe weather event.

In addition to the weather-related impacts, a third-party fractionator for the Company’s Mid-Continent NGL production experienced a longer-than-anticipated turnaround during March 2011. As a result, the NGL production was inventoried in March and will be fractionated and sold during the second quarter of 2011. The impact of the fractionators turnaround delay decreased first quarter NGL sales by approximately 1 MBOEPD.

The following table provides average daily sales volumes from continuing operations, by geographic area and in total, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Oil (Bbls):
United States	33,926	25,803
South Africa	526	1,111

Worldwide	34,452	26,914

NGLs (Bbls):
United States	18,645	19,115

Gas (Mcf):
United States	325,169	346,248
South Africa	23,537	31,033

Worldwide	348,706	377,281

Total (BOE):
United States	106,766	102,627
South Africa	4,449	6,283

Worldwide	111,215	108,910

In the United States, average daily BOE sales volumes increased by four percent for the three months ended March 31, 2011 as compared to the same period of 2010 due to results from the Company’s successful drilling programs and declines in scheduled VPP deliveries. For the three months ended March 31, 2011, average daily BOE sales volumes decreased by 29 percent in South Africa, as compared to the same respective period of 2010, due to normal well decline rates.

During the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, oil volumes delivered under the Company’s VPPs decreased by 46 percent. The Company completed oil delivery obligations under one of the VPP agreements at the end of 2010.

The oil, NGL and gas prices that the Company reports are based on the market prices received for the commodities adjusted for transfers of the Company’s commodity hedge gains and losses from AOCI-Hedging and the amortization of deferred VPP revenue. See “Derivative activities” and “Deferred revenue” discussion below for additional information regarding the Company’s cash flow hedging activities and the amortization of deferred VPP revenue.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average reported prices (including transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) and average realized prices (excluding transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) by geographic area and in total, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Average reported prices:
Oil (per Bbl):
United States	$95.46	$92.08
South Africa	$106.38	$77.58
Worldwide	$95.62	$91.48
NGL (per Bbl):
United States	$42.17	$41.82
Gas (per Mcf):
United States	$3.88	$5.16
South Africa	$7.73	$6.31
Worldwide	$4.14	$5.26
Total (per BOE)
United States	$49.51	$48.36
South Africa	$53.45	$44.89
Worldwide	$49.67	$48.16
Average realized prices:
Oil (per Bbl):
United States	$89.17	$73.60
South Africa	$106.38	$77.58
Worldwide	$89.43	$73.77
NGL (per Bbl):
United States	$42.17	$40.77
Gas (per Mcf):
United States	$3.88	$5.13
South Africa	$7.73	$6.31
Worldwide	$4.14	$5.23
Total (per BOE)
United States	$47.51	$43.42
South Africa	$53.45	$44.89
Worldwide	$47.75	$43.51

Derivative activities. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts in order to (i) reduce the effect of price volatility on the commodities the Company produces and sells, (ii) support the Company’s annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for the scheduled amortization of net deferred gains and losses on discontinued commodity hedges that will be recognized as increases or decreases to future oil revenues.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the transfers of deferred hedge gains from AOCI-Hedging associated with oil, NGL and gas price cash flow hedges to oil, NGL and gas revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Increase to oil revenue from AOCI-Hedging transfers	$8,124	$20,417
Increase to NGL revenue from AOCI-Hedging transfers	—	1,799
Increase to gas revenue from AOCI-Hedging transfers	—	910

Total	$8,124	$23,126

Deferred revenue. During the three months ended March 31, 2011, the Company’s amortization of deferred VPP revenue increased oil revenues by $11.1 million, as compared to an increase of $22.5 million during the same period of 2010. See Note M of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s VPPs.

Interest and other income. Interest and other income for the three months ended March 31, 2011 was $32.7 million, as compared to $18.0 million for the same period in 2010. The $14.7 million increase in interest and other income during the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to a $13.2 million increase in Alaskan Petroleum Production tax credit recoveries. See Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding interest and other income.

Gain (Loss) on disposition of assets, net. The Company recorded net losses on the disposition of assets of $2.2 million during the three months ended March 31, 2011, as compared to net gains on the disposition of assets of $16.9 million for the three months ended March 31, 2010. The decrease in net gains is primarily associated with gains from the first quarter 2010 sale of certain proved and unproved oil and gas properties in the Uinta/Piceance area. The Company reported net losses on the sale of excess materials and supplies inventories during the three months ended March 31, 2011. See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s gains and losses on dispositions of assets.

Oil and gas production costs. The Company recorded oil and gas production costs of $99.9 million during the three months ended March 31, 2011, as compared to $86.1 million during the same period of 2010. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company’s gas, reduced by net revenues earned from gathering and processing of third party gas in Company-owned facilities.

Total oil and gas production costs per BOE from continuing operations increased by 14 percent during the three months ended March 31, 2011, as compared to the same period in 2010. The increase in United States production costs per BOE is primarily due to repairs associated with severe winter weather disruptions encountered during the first quarter of 2011 and inflation in well servicing costs, partially offset by the reduction in VPP delivery commitments. South Africa production costs per BOE increased during the three months ended March 31, 2011, as compared to the same respective periods of 2010 primarily due to the effects of sales volumes variations on the fixed components of South Africa production costs.

PIONEER NATURAL RESOURCES COMPANY

The following tables provide the components of the Company’s oil and gas production costs per BOE from continuing operations and total production costs per BOE from continuing operations by geographic area for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Lease operating expenses	$7.83	$7.16
Third-party transportation charges	0.99	0.86
Net natural gas plant/gathering charges (credits)	0.39	(0.25)
Workover costs	0.78	1.01

Total production costs	$9.99	$8.78

United States	$10.28	$9.24
South Africa	$2.74	$1.37
Worldwide	$9.99	$8.78

Production and ad valorem taxes. The Company recorded production and ad valorem taxes of $33.3 million during the three months ended March 31, 2011, as compared to $27.1 million for the same period of 2010. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Consequently, during the three months ended March 31, 2011, the Company’s production and ad valorem taxes per BOE have, in the aggregate, increased 20 percent, primarily reflecting increasing oil prices during the relevant period.

The following table provides the Company’s production and ad valorem taxes per BOE from continuing operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Ad valorem taxes	$1.44	$1.48
Production taxes	1.88	1.28

Total ad valorem and production taxes	$3.32	$2.76

Depletion, depreciation and amortization expense. The Company’s total DD&A expense was $140.4 million ($14.02 per BOE) for the three months ended March 31, 2011, as compared to $144.4 million ($14.73 per BOE) during the same period of 2010. The decrease in DD&A expense during the three months ended March 31, 2011, as compared to the same respective period of 2010, is primarily due to a decrease in depletion expense on oil and gas properties.

Depletion expense on oil and gas properties was $13.01 per BOE during the three months ended March 31, 2011, as compared to $14.02 per BOE during the same respective period of 2010. The seven percent decrease in per-BOE depletion expense during the three months ended March 31, 2011 is primarily due to increases in proved reserves as a result of the Company’s successful drilling program and higher first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date, which had the effect of extending the economic lives of proved properties.

PIONEER NATURAL RESOURCES COMPANY

The following table provides depletion expense per BOE from continuing operations by geographic area for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
United States	$12.13	$12.51
South Africa	$34.18	$38.72
Worldwide	$13.01	$14.02

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

Exploration and abandonments expense. The following tables provide the Company’s geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense by geographic area for the three months ended March 31, 2011 and 2010 (in thousands):

	United States	South Africa	Total
Three Months Ended March 31, 2011
Geological and geophysical	$15,614	$158	$15,772
Exploratory dry holes	645	—	645
Leasehold abandonments and other	1,226	—	1,226

	$17,485	$158	$17,643

Three Months Ended March 31, 2010
Geological and geophysical	$13,066	$72	$13,138
Exploratory dry holes	(109)	—	(109)
Leasehold abandonments and other	3,819	—	3,819

	$16,776	$72	$16,848

The Company’s exploration and abandonment expense during the three months ended March 31, 2011 is primarily comprised of acquisitions of 3-D seismic, geological and geophysical personnel costs and unproved property abandonments in the United States.

During the three months ended March 31, 2011, the Company drilled and evaluated 17 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2010, the Company drilled and evaluated three exploration/extension wells, all of which were successfully completed as discoveries.

General and administrative expense. General and administrative expense for the three months ended March 31, 2011 was $44.1 million, as compared to $38.3 million during the same period of 2010. The increase in general and administrative expense for the three months ended March 31, 2011, as compared to the same period of 2010, was primarily due to an increase in performance-related compensation expense, partially offset by an increase in producing, drilling, and other overhead recoveries. The increase in compensation expense in the quarter-to-quarter comparison is largely due to a 39 percent increase in total employees since March 31, 2010, in support of the Company’s expansion initiatives and vertical integration efforts. In support of these strategic initiatives, the Company anticipates continued growth in total employees and compensation-related expenses.

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $2.7 million for the three months ended March 31, 2011, as compared to $2.9 million during the same period of 2010. See Note H of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for information regarding the Company’s asset retirement obligations.

Interest expense. Interest expense was $45.2 million for the three months ended March 31, 2011, as compared to $47.5 million during the same period of 2010. The $2.3 million decrease in interest expense during the three months ended March 31, 2011, as

PIONEER NATURAL RESOURCES COMPANY

compared to the same period of 2010, is primarily due to a decrease in credit facility borrowings, partially offset by the increase in weighted average interest rate. The weighted average interest rate on the Company’s indebtedness for the three months ended March 31, 2011, including the effects of interest rate derivatives and capitalized interest, was 7.2 percent as compared to 6.8 percent for the same period of 2010.

Derivative (gains) losses, net. During the three months ended March 31, 2011, the Company recorded $244.4 million of net derivative losses on commodity price and interest rate derivatives. For the three months ended March 31, 2011, $275.8 million represented unrealized losses subject to continuing market risk and $31.4 million represented realized gains. During the three months ended March 31, 2010, the Company recorded $265.5 million of net derivative gains. Derivative gains and losses result from changes in the fair values of the Company’s derivative contracts. See Notes D and G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Company’s derivative activities and market risks associated with those activities.

Hurricane activity, net. The Company recorded net hurricane related charges of $71 thousand during the three months ended March 31, 2011, as compared to net hurricane related recoveries of $7.4 million during the same period of 2010. Hurricane activity is associated with the Company’s East Cameron platform facility, located on the Gulf of Mexico shelf, which was destroyed during 2005 by Hurricane Rita. Operations to reclaim and abandon the East Cameron 322 facility began in 2006 and are substantially complete. The Company estimates that it will expend approximately $2.5 million during 2011 to complete the operations to reclaim and abandon the East Cameron 322 facility, which has been fully accrued as an asset retirement obligation in the accompanying consolidated balance sheets.

Other expense. Other expense for the three months ended March 31, 2011 was $17.9 million, as compared to $15.9 million for the same period of 2010. The $2.0 million increase in other expense for the three months ended March 31, 2011, as compared to the same period in 2010, is primarily attributable to a $5.3 million increase in unused gas transportation costs and a $2.4 million charge associated with renewing the Company’s credit facility, partially offset by a $5.1 million decrease in excess and terminated rig related costs. See Note P of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Income tax (provision) benefit. The Company recognized an income tax benefit from continuing operations of $47.2 million during the three months ended March 31, 2011, as compared to an income tax provision of $144.0 million during the same respective period of 2010. The change in the income tax (provision) benefit for the three months ended March 31, 2011, as compared to the same period of 2010, is primarily due to noncash derivative gains and losses associated with mark-to-market accounting. The Company’s effective tax rate of 42 percent during the three months ended March 31, 2011, excluding net income attributable to noncontrolling interests, differs from the combined United States federal and state statutory rate of approximately 37 percent primarily due to tax provisions on foreign repatriated earnings and adjustments to state deferred tax liabilities.

See Note E of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s income taxes.

Income from discontinued operations, net of tax. The Company reported income from discontinued operations, net of tax of $414.6 million for the three months ended March 31, 2011, as compared to $3.8 million for the same period of 2010. The increase in income from discontinued operations is primarily attributable to the $649.9 million pretax gain recorded on the sale of Pioneer Tunisia, partially offset by related income taxes. See Note Q of the Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s discontinued operations.

Net income attributable to noncontrolling interest. Net loss attributable to the noncontrolling interests for the three months ended March 31, 2011 was $4.8 million, as compared to net income attributable to the noncontrolling interests of $15.4 million for the same respective period of 2010. The $20.2 million decrease in net income attributable to noncontrolling interests for the three months ended March 31, 2011, as compared to the same period in 2010, is due to a decrease in Pioneer Southwest’s net income that resulted from an increase in Pioneer Southwest’s mark-to-market derivative losses. See Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding Pioneer Southwest and the Company’s noncontrolling interests.

PIONEER NATURAL RESOURCES COMPANY

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company’s primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas assets, payment of contractual obligations, including EFS Midstream capital funding commitments, dividends/distributions and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or external financing sources as discussed in “Capital resources” below. The Company expects that it will be able to fund its needs for cash (excluding acquisitions) with internally-generated cash flows, cash on hand and with its liquidity under its credit facility, although no assurances can be given that such funding sources will be adequate to meet the Company’s future needs.

The Company generally strives to limit its capital expenditures to a level that allows the Company to deliver net cash flow from operating activities in excess of capital requirements in order to enhance and preserve financial flexibility. However, during 2011, the Company will redeploy a portion of the proceeds from the sale of Pioneer Tunisia to accelerate drilling in the Eagle Ford Shale, Spraberry and Barnett Shale Combo areas. During 2011, the Company’s capital budget will continue to focus on oil- and liquid-rich-gas drilling activities with total expenditures forecasted to be $1.8 billion (excluding effects of acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and EFS Midstream investments), consisting of $1.6 billion for drilling operations and $200 million for vertical integration and facilities. Based on first quarter results and current NYMEX commodity prices, the Company expects its cash flows from operating activities plus a portion of the proceeds from the sale of Pioneer Tunisia to be sufficient to fund its planned capital expenditures and contractual obligations. During the first three months of 2011, the Company’s capital costs (excluding effects of acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs and EFS Midstream investments) were $434.2 million, as compared to $189.0 million during the first three months of 2010.

Investing activities. Investing activities provided $334.2 million of cash during the three months ended March 31, 2011, as compared to $166.5 million used during the three months ended March 31, 2010. The $500.7 million increase in net cash provided by investing activities for the three months ending March 31, 2011, as compared to the three months ended March 31, 2010, is primarily due to a $775.5 million increase in proceeds from disposition of assets due to the sale of Pioneer Tunisia, partially offset by a $153.4 million increase in additions to oil and gas properties due to the Company’s increased drilling activities in 2011, an $84.3 million increase in additions to other assets and other property and equipment, primarily comprising purchases of drilling rigs, fracture stimulation equipment and well servicing equipment, and a $37.0 million increase in investments in unconsolidated affiliates. During the three months ended March 31, 2011 and 2010, the Company’s expenditures for additions to oil and gas properties were funded by net cash provided by operating activities and proceeds from the sale of Pioneer Tunisia.

Dividends/distributions. During February of both 2011 and 2010, the Company’s board of directors (“the Board”) declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company’s liquidity and capital resources at the time.

During January of both 2011 and 2010, the Pioneer Southwest board of directors (the “Pioneer Southwest Board”) declared quarterly distributions of $0.50 per limited partner unit. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $6.3 million during February 2011 and 2010, respectively. In addition, during April 2011, the Pioneer Southwest Board declared a quarterly distribution of $0.51 per limited partner unit representing a $.01 per unit, or two percent, increase in quarterly distributions. The distribution is payable on May 12, 2011 to unitholders of record on May 2, 2011. Future distributions are at the discretion of the Pioneer Southwest Board, and, if declared, the Pioneer Southwest Board may change the current distribution amount based on Pioneer Southwest’s liquidity and capital resources at the time.

Contractual obligations, including off-balance sheet obligations. The Company’s contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments, VPP obligations and midstream funding commitments. Additionally, the Company has entered into a gathering, treating and transportation agreement with EFS Midstream. Under the terms of the agreement, the Company is obligated to deliver to EFS Midstream, for gathering, treating and transportation services over a 20-year contractual term, production from substantially all of the properties that the Company operates in the Eagle Ford Shale play, contingent upon EFS Midstream constructing the equipment necessary to perform the services. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2011, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling and transportation commitments, (iv) open purchase commitments (v) VPP obligations (to physically deliver volumes and pay related lease operating expenses in the future), (vi) EFS Midstream capital funding

PIONEER NATURAL RESOURCES COMPANY

commitments and (vii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates and gathering, treating and transportation commitments on uncertain volumes of future throughput. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. Since December 31, 2010, the material changes in the Company’s contractual obligations include (i) a $39.0 million decrease in outstanding long-term debt, (ii) an $11.1 million decrease in the Company’s VPP obligations and (iii) a $216.0 million increase in the Company’s derivative liabilities.

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

The Company’s commodity and interest rate derivative contracts that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of March 31, 2011, these contracts represented net liabilities of $99.7 million. The ultimate liquidation value of the Company’s commodity and interest rate derivatives that are subject to market risk will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives’ fair values as of March 31, 2011. See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Company’s derivative instruments and market risk.

Capital resources. The Company’s primary capital resources are net cash provided by operating activities, proceeds from sales of nonstrategic assets and proceeds from financing activities (principally borrowings under the Company’s credit facility). If internal cash flows and cash on hand do not meet the Company’s expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales.

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2011 was $143.2 million as compared to $299.4 million during the same period of 2010. The decrease in net cash provided by operating activities for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is primarily due to working capital changes, partially offset by an increase in commodity sales.

Asset divestitures. During February 2011 completed the sale to an unaffiliated third party of 100 percent of the Company’s share holdings in Pioneer Tunisia for net cash proceeds of $845.2 million, including post-closing adjustments receivable, resulting in a pretax gain of $649.9 million. The net cash proceeds from the sale of Pioneer Tunisia were determined in accordance with the sale and purchase agreement that the Company entered into with the purchaser, which provides for certain customary adjustments for matters occurring after the effective date of the sale, such as capital contributions and distributions, and working capital adjustments. Adjustments to net cash proceeds involve management’s best estimate about the realizable value of working capital items, including that the amounts are reasonably assured of collection. Differences between actual working capital amounts and management’s estimates recorded as of March 31, 2011, if any, will be recorded as income or loss from discontinued operations in future periods. See Note Q of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information regarding the Company’s discontinued operations.

During 2010, the Company sold certain proved and unproved oil and gas properties in the Uinta/Piceance area for net proceeds of $11.8 million and the assumption of certain asset retirement obligations, resulting in a pretax gain of $17.3 million. See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information regarding the Company’s divestitures.

Financing activities. Net cash used in financing activities during the three months ended March 31, 2011 and 2010 was $67.9 million and $125.6 million, respectively. The $57.7 million decrease in cash used in financing activities during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is primarily due to (i) a $73.9 million decline in net payments on long-term debt and (ii) a $21.4 million increase in excess tax benefits from share-based payment arrangements, partially offset by (iii) a $22.7 million increase in the costs of treasury shares purchased to satisfy withholding tax payments on employee share-based payment lapses and (iv) $8.7 million of 2011 payments of financing fees to replace the Company’s Credit Facility.

During March 2011, the Company entered into a Second Amended and Restated 5-Year Revolving Credit Agreement (the “Credit Facility”) with a syndicate of financial institutions that matures in March 2016, unless extended in accordance with the terms of the Credit Facility. The Credit Facility replaces the Company’s Amended and Restated 5-Year Revolving Credit Agreement entered into in April 2007 (the “expired Credit Facility”) and provides for aggregate loan commitments of $1.25 billion. See Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information about the available loans, interest rates and debt covenant terms of the Credit Facility.

PIONEER NATURAL RESOURCES COMPANY

Effective April 1, 2011, the Company’s 2.875% Convertible Senior Notes became convertible at the option of the holders for the quarter ended June 30, 2011, and may become convertible in future quarters depending on the Company’s stock price or other conditions. If the 2.875% Convertible Senior Notes had qualified for and been converted as of March 31, 2011, the note holders would have received $480.0 million of cash and approximately 2.9 million shares of the Company’s common stock, which was valued at $295.4 million at March 31, 2011. The Company intends to fund conversion payments, if any, with borrowings under the Credit Facility.

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

Liquidity. The Company’s principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its Credit Facility. As of March 31, 2011, the Company had no outstanding borrowings under its Credit Facility and was in compliance with all of its debt covenants. After adjusting for $65.1 million of undrawn and outstanding letters of credit under its Credit Facility, the Company had approximately $1.2 billion of unused borrowing capacity as of March 31, 2011. If internal cash flows and cash on hand do not meet the Company’s expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt or equity securities or from other sources, such as asset sales. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal operating cash flows, cash on hand and borrowing capacity under the Company’s Credit Facility will be adequate to fund capital expenditures, dividend/distribution payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company’s future needs. For instance, the amount that the Company may borrow under the Credit Facility in the future could be reduced as a result of lower oil, NGL or gas prices, among other items.

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

Book capitalization and current ratio. The Company’s net book capitalization at March 31, 2011 was $6.6 billion, consisting of $520.7 million of cash and cash equivalents, debt of $2.6 billion and stockholders’ equity of $4.6 billion. The Company’s net debt to net book capitalization was 31 percent and 37 percent at March 31, 2011 and December 31, 2010, respectively. The Company’s ratio of current assets to current liabilities was 1.78 to 1.00 at March 31, 2011 as compared to 1.56 to 1.00 at December 31, 2010.

New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

PIONEER NATURAL RESOURCES COMPANY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table reconciles the changes that occurred in the fair values of the Company’s open derivative contracts during the nine months ending 2011:

	Derivative Contract Net Assets (Liabilities)
	Commodities	Interest Rates	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2010	$167,567	$17,552	$185,119
Changes in contract fair value (a)	(242,280)	(2,152)	(244,432)
Contract maturities	(35,347)	(5,029)	(40,376)

Fair value of contracts outstanding as of March 31, 2011	$(110,060)	$10,371	$(99,689)

(a)	At inception, new derivative contracts entered into by the Company had no intrinsic value.

Interest rate sensitivity. See Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and Capital Commitments, Capital Resources and Liquidity included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding debt transactions.

The following table provides information about financial instruments to which the Company was a party as of March 31, 2011 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt’s estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2011. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 2, 2011.

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31, 2011							Asset (Liability) Fair Value at March 31, 2011
		Year Ending December 31,
		2012	2013	2014	2015	Thereafter	Total
	($ in thousands)

Total Debt:
Fixed rate principal maturities (a)	$—	$—	$480,000	$—	$—	$2,089,985	$2,569,985	$(3,099,760)
Weighted average interest rate	6.05%	6.05%	6.72%	6.78%	6.78%	7.13%
Variable rate principal maturities:
Pioneer Southwest credit facility	$—	$—	$85,000	$—	—	—	$85,000	$(81,289)
Weighted average interest rate	1.24%	1.90%	3.02%
Interest Rate Swaps:
Credit facility:
Notional debt amount (b)	$470,000	$470,000	$470,000	$470,000	$470,000	$470,000		$10,371
Fixed rate receivable (%)	2.92%	2.92%	2.92%	2.92%	2.92%	3.09%
Variable rate payable (%)	0.36%	1.02%	2.15%	3.03%	3.42%	3.42%

(a)

Represents maturities of principal amounts excluding debt issuance discounts and premiums and net deferred fair value hedge losses. The Company’s $480.0 million of 2.875% Convertible Senior Notes qualify for redemption during the second quarter of 2011, as disclosed in Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements”.

(b)	Represents weighted average notional contract amounts of interest rate derivatives.

Commodity derivative instruments and price sensitivity. The following table provides information about the Company’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2011. Although mitigated by the Company’s derivative activities, declines in commodity prices would reduce the Company’s revenues and internally-generated cash flows.

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

	Nine Months Ending December 31, 2011					Asset (Liability) Fair Value at March 31, 2011
		Year Ending December 31,
		2012	2013	2014	2015
						(in thousands)

Oil Derivatives:
Average daily notional Bbl volumes:
Swap contracts	750	3,000	3,000	—	—	$(56,978)
Weighted average fixed price per Bbl	$77.25	$79.32	$81.02	$—	$—
Collar contracts (a)	2,000	—	—	—	—	$6,764
Weighted average ceiling price per Bbl	$170	$—	$—	$—	$—
Weighted average floor price per Bbl	$115	$—	$—	$—	$—
Collar contracts with short puts	32,000	37,000	21,250	12,000	—	$(272,117)
Weighted average ceiling price per Bbl	$99.33	$118.34	$117.38	$128.16	$—
Weighted average floor price per Bbl	$73.75	$80.41	$80.18	$87.92	$—
Weighted average short put price per Bbl	$59.31	$65.00	$65.18	$72.92	$—
Average forward NYMEX oil prices (b)	$111.81	$110.25	$106.99	$104.90	$—

NGL Derivatives:
Average daily notional Bbl volumes:
Swap contracts	1,150	750	—	—	—	$(10,360)
Weighted average fixed price per Bbl	$51.46	$35.03	$—	$—	$—
Collar contracts	2,650	—	—	—	—	$(6,315)
Weighted average ceiling price per Bbl	$64.23	$—	$—	$—	$—
Weighted average floor price per Bbl	$53.29	$—	$—	$—	$—
Average forward NGL prices (c)	$78.99	$56.23	$—	$—	$—

Gas Derivatives:
Average daily notional MMBtu volumes (b):
Swap contracts	117,500	105,000	67,500	50,000	—	$100,933
Weighted average fixed price per MMBtu	$6.13	$5.82	$6.11	$6.05	$—
Collar contracts	—	65,000	150,000	140,000	50,000	$6,723
Weighted average ceiling price per MMBtu	$—	$6.60	$6.25	$6.44	$7.92
Weighted average floor price per MMBtu	$—	$5.00	$5.00	$5.00	$5.00
Collar contracts with short puts	200,000	190,000	45,000	50,000	—	$142,488
Weighted average ceiling price per MMBtu	$8.55	$7.96	$7.49	$8.08	$—
Weighted average floor price per MMBtu	$6.32	$6.12	$6.00	$6.00	$—
Weighted average short put price per MMBtu	$4.88	$4.55	$4.50	$4.50	$—
Average forward NYMEX gas prices (b)	$4.86	$5.20	$5.50	$5.76	$6.06
Basis swap contracts	146,809	116,000	32,500	10,000	—	$(21,198)
Weighted average fixed price per MMBtu	$(0.55)	$(0.37)	$(0.34)	$(0.16)	$—
Average forward basis differential prices (d)	$(0.21)	$(0.22)	$(0.19)	$(0.12)	$—

(a)

Subsequent to March 31, 2011, the Company entered into additional oil collar contracts for 2,000 Bbls per day of the Company’s 2012 production with a ceiling price of $127.00 per Bbl and a floor price of $90.00 per Bbl.

(b)	The average forward NYMEX oil and gas prices are based on May 3, 2011 market quotes.
(c)

Forward component NGL prices are derived from active-market NGL component price quotes. The forward prices represent estimates as of May 2, 2011 provided by third parties who actively trade in the derivatives weighted equivalent.

(d)	The average forward basis differential prices are based on April 29, 2011 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

PIONEER NATURAL RESOURCES COMPANY

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of its principal executive officer and principal financial officer, have evaluated, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based on that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered by this Report, in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including that such information is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Report, you should carefully consider the risks discussed in the Company’s Annual Report on Form 10-K under the headings “Part I Item 1. Business – Competition, Markets and Regulations,” “Part I Item 1A. Risk Factors” and “Part II Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” which risks could materially affect the Company’s business, financial condition or future results. There has been no material change in the Company’s risk factors from those described in the Annual Report on Form 10-K.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchases of treasury stock during the three months ended March 31, 2011:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs (b)
January 2011	160,068	$86.82	—
February 2011	128,917	$96.66	—
March 2011	98,012	$95.13	—

Total	386,997	$92.20	—	$355,789,018

(a)	Consists of shares withheld to satisfy tax withholding on employees’ share-based awards.
(b)	During 2007, the Board approved a share repurchase program authorizing the purchase of up to $750 million of the Company’s common stock.

PIONEER NATURAL RESOURCES COMPANY

Item 6.	Exhibits

Exhibits

Exhibit Number		Description
10.1	—

Second Amended and Restated 5-Year Revolving Credit Agreement dated as of March 31, 2011, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 5, 2011).

12.1(a)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 9, 2010	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 9, 2010	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—

Second Amended and Restated 5-Year Revolving Credit Agreement dated as of March 31, 2011, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 5, 2011).

12.1(a)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1(b)	—	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2(b)	—	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS(b)	—	XBRL Instance Document.

101.SCH(b)	—	XBRL Taxonomy Extension Schema.

101.CAL(b)	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(b)	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(b)	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(b)	—	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.