Form 10-Q/A
period 2011-03-31
PIONEER NATURAL RESOURCES CO
filed 2011-05-19
CIK 1038357

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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐        No   ☒

Number of shares of Common Stock outstanding as of May 2, 2011........................................................................................................................    116,755,591

PIONEER NATURAL RESOURCES COMPANY

Explanatory Note

Pioneer Natural Resources Company (the "Company") is filing this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 solely to file an updated Exhibit 12.1 "Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends" to make certain corrections to the definitions of earnings, the presentations and footnote disclosure of the excess of fixed charges over earnings for the three months ended March 31, 2011 and the year ended December 31, 2009, and the ratios of 2006.  This amendment does not otherwise change or update the disclosures set forth in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 as originally filed and does not otherwise reflect events occurring after the original filing of the report.

Item 6.                 Exhibits

Exhibits

Exhibit Number			Description
10.1		—
Second Amended and Restated 5-Year Revolving Credit Agreement dated as of March 31, 2011, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 5, 2011).

12.1	(a)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1		—
Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

32.2		—
Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

101.INS		—	XBRL Instance Document (previously furnished as Exhibit 101.INS to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.SCH		—	XBRL Taxonomy Extension Schema (previously furnished as Exhibit 101.SCH to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.DEF		—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.LAB		—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

_____________
(a) Filed herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 19, 2011	By:	/s/ Richard P. Dealy
Richard P. Dealy
Executive Vice President and Chief
Financial Officer

Date: May 19, 2011	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number			Description
10.1		—
Second Amended and Restated 5-Year Revolving Credit Agreement dated as of March 31, 2011, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on April 5, 2011).

12.1	(a)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.
31.1	(a)	—	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	(a)	—	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.
32.1		—
Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

32.2		—
Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002 (previously furnished as Exhibit 32.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

101.INS		—	XBRL Instance Document (previously furnished as Exhibit 101.INS to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.SCH		—	XBRL Taxonomy Extension Schema (previously furnished as Exhibit 101.SCH to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.CAL		—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.DEF		—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.LAB		—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).
101.PRE		—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, File No. 1-13245).

_____________
(a) Filed herewith.
.