Form 10-K/A
PIONEER NATURAL RESOURCES CO
filed 2012-03-01
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$10,243,708,609
Number of shares of Common Stock outstanding as of February 24, 2012	123,260,358

DOCUMENTS INCORPORATED BY REFERENCE:
(1)   Proxy Statement for the 2012 Annual Meeting of Shareholders to be held during May 2012 — Referenced in Part III of this report.

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

Explanatory Note

Pioneer Natural Resources Company (the "Company") is filing this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the "Initial Form 10-K"), solely to amend Item 15(b) to re-file Exhibit 12.1 "Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends" to correct the ratio of earnings to fixed charges and ratio of earnings to fixed charges and preferred stock dividends for the year ended December 31, 2011.  This amendment does not otherwise change or update the disclosures set forth in the Initial Form 10-K and does not otherwise reflect events occurring after the filing of the Initial Form 10-K.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         Listing of Financial Statements

Financial Statements

The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

•	Report of Independent Registered Pubic Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)         Exhibits

The exhibits to this Report required to be filed pursuant to Item 15(b) are listed below and in the "Exhibit Index" attached hereto.

(c)         Financial Statement Schedules

No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

Exhibits

Exhibit Number			Description
2.1		—
Purchase and Sale Agreement by and between Pioneer as Seller and Marubeni Offshore Production (USA) Inc. as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 28, 2006).

2.2	*	—
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Pioneer Natural Resources Anaguid Ltd. and Pioneer Natural Resources Tunisia Ltd. between Pioneer Natural Resources USA, Inc. and OMV (Tunesien) Production GmbH dated January 6, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

3.1		—
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.2		—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 17, 2006).
4.1		—
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
First Supplemental Indenture dated as of January 13, 1998, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.4		—
Second Supplemental Indenture dated as of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13245).

4.5		—
Third Supplemental Indenture dated as of April 30, 2002, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-13245).

4.6		—
Fourth Supplemental Indenture dated as of July 15, 2004, among the Company and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).

4.7		—
Fifth Supplemental Indenture dated as of July 15, 2004, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).

4.8		—
Sixth Supplemental Indenture, dated as of May 1, 2006, among the Company, Pioneer Natural Resources USA, Inc. and The Bank of New York Trust Company, N.A., as Trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).

4.9		—
Seventh Supplemental Indenture, dated as of March 12, 2007, among the Company, Pioneer Natural Resources USA, Inc., The Bank of New York Trust Company, N.A, as original trustee under the indenture, and Wells Fargo Bank, National Association, as series trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).

4.10		—
Indenture dated January 22, 2008 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 22, 2008).

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

4.11		—
First Supplemental Indenture dated January 22, 2008 by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.19 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 22, 2008).

4.12		—
Second Supplemental Indenture dated November 9, 2009 by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.19 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 13, 2009).

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
Amendment No. 4 to the Company's Long-Term Incentive Plan, effective as of November 20, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.6	H	—
Amendment No. 5 to the Company's Long-Term Incentive Plan, effective as of May 12, 2004 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.7	H	—
Amendment No. 6 to the Company's Long-Term Incentive Plan, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.8	H	—
Amendment No. 7 to the Company's Long Term Incentive Plan effective November 20, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

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
Pioneer USA 401(k) and Matching Plan, Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13245).

10.14	H	—
First Amendment to the Pioneer USA 401(k) and Matching Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.15	H	—
Amendment No. 2 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-13245).

10.16	H	—
Amendment No. 3 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, executed October 28, 2009 effective as of the dates specified therein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-13245).

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

10.17	H		—
Amendment No. 4 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-13245).

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
Severance Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13245).

10.24	H		—
Amended and restated Severance Agreement dated February 17, 2010, between the Company and David McManus (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

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
Second Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective May 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 28, 2009).

10.31	H		—
Third Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

10.32	H	—
Fourth Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

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
Form of Restricted Stock Unit Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

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

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

10.43	H	—
Severance Agreement, dated May 19, 2008, between the Company and Frank W. Hall   (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-13245).

10.44	H	—
Change in Control Agreement, dated May 19, 2008, between the Company and Frank W. Hall (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-13245).

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
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.51	H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.52		—
Letter Agreement dated March 18, 2009 between the Company and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 19, 2009).

10.53	H	—
Form of Performance Unit Award Agreement, dated February 18, 2009, between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.54	H	—
Form of Nonstatutory Stock Option Agreement, dated February 18, 2009, between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.55	H	—
Form of Restricted Stock Unit Award Agreement, dated February 18, 2009, between the Company and Frank W. Hall and other officers of the Company, with respect to awards made under the Company's 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.56	H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Pioneer Southwest Energy Partners L.P., Registration No. 333-144868).

US1294625v.2

PIONEER NATURAL RESOURCES COMPANY

10.57	H		—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-13245).

10.58	H		—
Form of Nonstatutory Stock Option Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-13245).

10.59	H		—
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan. (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

12.1		(b)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.
21.1		(a)	—	Subsidiaries of the registrant.
23.1		(a)	—	Consent of Ernst & Young LLP.
23.2		(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1		(b)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		(b)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		(c)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		(c)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		(a)	—	Report of Netherland, Sewell & Associates, Inc.
101.	INS	(a)	—	XBRL Instance Document.
101.	SCH	(a)	—	XBRL Taxonomy Extension Schema.
101.	CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.	LAB	(a)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	(a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
___________
(a)	Previously filed as an exhibit to the Annual Report on Form 10-K the year ended December 31, 2011, File No. 1-13245.
(b)	Filed herewith.
(c)	Previously furnished as an exhibit to the Annual Report on Form 10-K the year ended December 31, 2011, File No. 1-13245.
H	Executive Compensation Plan or Arrangement.
*
Pursuant to the rules of the Commission, certain of the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

US1294625v.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: March 1, 2012	By:	/s/ Frank W. Hall
Frank W. Hall
Vice President and Chief
Accounting Officer

US1294625v.2

Exhibit Number			Description
2.1		—
Purchase and Sale Agreement by and between Pioneer as Seller and Marubeni Offshore Production (USA) Inc. as Purchaser (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 28, 2006).

2.2	*	—
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Pioneer Natural Resources Anaguid Ltd. and Pioneer Natural Resources Tunisia Ltd. between Pioneer Natural Resources USA, Inc. and OMV (Tunesien) Production GmbH dated January 6, 2011 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

3.1		—
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, dated June 27, 1997, Registration No. 333-26951).

3.2		—	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245 filed with the SEC on November 17, 2006).
4.1		—
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
First Supplemental Indenture dated as of January 13, 1998, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.2 to the Company's and Pioneer USA's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 14, 1998).

4.4		—
Second Supplemental Indenture dated as of April 11, 2000, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-13245).

4.5		—
Third Supplemental Indenture dated as of April 30, 2002, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, File No. 1-13245).

4.6		—
Fourth Supplemental Indenture dated as of July 15, 2004, among the Company and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).

4.7		—
Fifth Supplemental Indenture dated as of July 15, 2004, among the Company, Pioneer USA, as the subsidiary guarantor, and The Bank of New York, as trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 19, 2004).

4.8		—
Sixth Supplemental Indenture, dated as of May 1, 2006, among the Company, Pioneer Natural Resources USA, Inc. and The Bank of New York Trust Company, N.A., as Trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 4, 2006).

4.9		—
Seventh Supplemental Indenture, dated as of March 12, 2007, among the Company, Pioneer Natural Resources USA, Inc., The Bank of New York Trust Company, N.A, as original trustee under the indenture, and Wells Fargo Bank, National Association, as series trustee, with respect to the indenture identified above as Exhibit 4.5 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 12, 2007).

4.10		—
Indenture dated January 22, 2008 between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 22, 2008).

US1294625v.2

4.11		—
First Supplemental Indenture dated January 22, 2008 by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.19 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on January 22, 2008).

4.12		—
Second Supplemental Indenture dated November 9, 2009 by and among the Company, Pioneer USA and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.19 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 13, 2009).

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
Amendment No. 4 to the Company's Long-Term Incentive Plan, effective as of November 20, 2003 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.6	H	—
Amendment No. 5 to the Company's Long-Term Incentive Plan, effective as of May 12, 2004 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.7	H	—
Amendment No. 6 to the Company's Long-Term Incentive Plan, effective as of December 17, 2004 (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.8	H	—
Amendment No. 7 to the Company's Long Term Incentive Plan effective November 20, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

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
Pioneer USA 401(k) and Matching Plan, Amended and Restated Effective as of January 1, 2008 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 1-13245).

10.14	H	—
First Amendment to the Pioneer USA 401(k) and Matching Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.15	H	—
Amendment No. 2 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-13245).

10.16	H	—
Amendment No. 3 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, executed October 28, 2009 effective as of the dates specified therein (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-13245).

US1294625v.2

10.17	H		—
Amendment No. 4 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, effective January 1, 2010 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-13245).

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
Severance Agreement dated August 16, 2005, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Severance Agreement (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-13245).

10.24	H		—
Amended and restated Severance Agreement dated February 17, 2010, between the Company and David McManus (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

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
Second Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective May 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 28, 2009).

10.31	H		—
Third Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

US1294625v.2

10.32	H	—
Fourth Amendment to the Pioneer Natural Resources Company 2006 Long Term Incentive Plan effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

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
Form of Restricted Stock Unit Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

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

US1294625v.2

10.43	H	—
Severance Agreement, dated May 19, 2008, between the Company and Frank W. Hall   (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-13245).

10.44	H	—
Change in Control Agreement, dated May 19, 2008, between the Company and Frank W. Hall (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-13245).

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
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.51	H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.52		—
Letter Agreement dated March 18, 2009 between the Company and Southeastern Asset Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 19, 2009).

10.53	H	—
Form of Performance Unit Award Agreement, dated February 18, 2009, between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.54	H	—
Form of Nonstatutory Stock Option Agreement, dated February 18, 2009, between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.55	H	—
Form of Restricted Stock Unit Award Agreement, dated February 18, 2009, between the Company and Frank W. Hall and other officers of the Company, with respect to awards made under the Company's 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 1-13245).

10.56	H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Pioneer Southwest Energy Partners L.P., Registration No. 333-144868).

US1294625v.2

10.57	H		—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-13245).

10.58	H		—
Form of Nonstatutory Stock Option Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 1-13245).

10.59	H		—
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

12.1		(b)	—	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.
21.1		(a)	—	Subsidiaries of the registrant.
23.1		(a)	—	Consent of Ernst & Young LLP.
23.2		(a)	—	Consent of Netherland, Sewell & Associates, Inc.
31.1		(b)	—	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		(b)	—	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		(c)	—	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		(c)	—	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		(a)	—	Report of Netherland, Sewell & Associates, Inc.
101.	INS	(a)	—	XBRL Instance Document.
101.	SCH	(a)	—	XBRL Taxonomy Extension Schema.
101.	CAL	(a)	—	XBRL Taxonomy Extension Calculation Linkbase Document.
101.	DEF	(a)	—	XBRL Taxonomy Extension Definition Linkbase Document.
101.	LAB	(a)	—	XBRL Taxonomy Extension Label Linkbase Document.
101.	PRE	(a)	—	XBRL Taxonomy Extension Presentation Linkbase Document.
___________
(a)	Previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-13245.
(b)	Filed herewith.
(c)	Previously furnished as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2011, File No. 1-13245.
H	Executive Compensation Plan or Arrangement.
*
Pursuant to the rules of the Commission, certain of the schedules and similar attachments to the Agreement have not been filed. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

US1294625v.2