Form 10-Q
period 2012-03-31
PIONEER NATURAL RESOURCES CO
filed 2012-05-07
CIK 1038357

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐    No  ☒

Number of shares of Common Stock outstanding as of May 1, 2012                     123,024,218

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

These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services and personnel required to complete the Company’s operating activities, access to and availability of transportation, processing and refining facilities, Pioneer’s ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer’s credit facility and derivative contracts and the purchasers of Pioneer’s oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of an industrial sand mining business, international operations and acts of war or terrorism. These and other risks are described in the Company’s Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission (the “SEC”). In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk” and “Part II, Item 1A. Risk Factors” in this Report and “Part I, Item 1. Business — Competition, Markets and Regulations,” “Part I, Item 1A. Risk Factors,” “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

PIONEER NATURAL RESOURCES COMPANY

Definitions of Certain Terms and Conventions Used Herein

Within this Report, the following terms and conventions have specific meanings:

•	“AOCI—Hedging” means accumulated other comprehensive loss – net deferred hedge losses, net of tax, a component of the Company’s consolidated equity in the accompanying consolidated balance sheets.

•	“Bbl” means a standard barrel containing 42 United States gallons.

•

“BOE” means a barrel of oil equivalent and is a standard convention used to express oil and gas volumes on a comparable oil equivalent basis. Gas equivalents are determined under the relative energy content method by using the ratio of six thousand cubic feet of gas to one Bbl of oil or natural gas liquid.

•	“BOEPD” means BOE per day.

•	“Btu” means British thermal unit, which is a measure of the amount of energy required to raise the temperature of one pound of water one degree Fahrenheit.

•	“Conway” means the daily average natural gas liquids components as priced in Oil Price Information Service (“OPIS”) in the table “U.S. and Canada LP – Gas Weekly Averages” at Conway, Kansas.

•	“DD&A” means depletion, depreciation and amortization.

•	“GAAP” means accounting principles that are generally accepted in the United States of America.

•	“LIBOR” means London Interbank Offered Rate, which is a market rate of interest.

•	“MBbl” means one thousand Bbls.

•	“MBOE” means one thousand BOEs.

•	“Mcf” means one thousand cubic feet and is a measure of gas volume.

•	“MMBtu” means one million Btus.

•	“Mont Belvieu–posted-price” means the daily average natural gas liquids components as priced in OPIS in the table “U.S. and Canada LP – Gas Weekly Averages” at Mont Belvieu, Texas.

•	“NGL” means natural gas liquid.

•	“NYMEX” means the New York Mercantile Exchange.

•	“Pioneer” or the “Company” means Pioneer Natural Resources Company and its subsidiaries.

•	“Pioneer Southwest” means Pioneer Southwest Energy Partners L.P. and its subsidiaries.

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

•	Unless otherwise indicated, all currency amounts are expressed in U.S. dollars.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,918	$537,484
Accounts receivable:
Trade, net of allowance for doubtful accounts of $689 and $806 as of March 31, 2012 and December 31, 2011, respectively	297,700	275,991
Due from affiliates	1,354	7,822
Income taxes receivable	3	3
Inventories	281,890	241,609
Prepaid expenses	13,152	14,263
Deferred income taxes	87,362	77,005
Discontinued operations held for sale	78,643	73,349
Other current assets:
Derivatives	279,919	238,835
Other	10,168	12,936

Total current assets	1,367,109	1,479,297

Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	12,722,856	12,013,805
Unproved properties	252,435	235,527
Accumulated depletion, depreciation and amortization	(3,821,083)	(3,648,465)

Total property, plant and equipment	9,154,208	8,600,867

Goodwill	298,142	298,142
Other property and equipment, net	613,834	573,075
Other assets:
Investment in unconsolidated affiliate	176,513	169,532
Derivatives	264,362	243,240
Other, net of allowance for doubtful accounts of $332 and $340 as of March 31, 2012 and December 31, 2011, respectively	151,391	160,008

	$12,025,559	$11,524,161

The financial information included as of March 31, 2012 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)

(in thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$790,679	$647,455
Due to affiliates	26,798	68,756
Interest payable	35,323	57,240
Income taxes payable	22,017	9,788
Discontinued operations held for sale	84,146	75,901
Other current liabilities:
Derivatives	83,952	74,415
Deferred revenue	31,610	42,069
Other	35,597	36,174

Total current liabilities	1,110,122	1,011,798

Long-term debt	2,620,615	2,528,905
Derivatives	58,176	33,561
Deferred income taxes	2,181,381	2,077,164
Other liabilities	222,594	221,595
Stockholders’ equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 134,751,627 and 133,121,092 shares issued at March 31, 2012 and December 31, 2011, respectively	1,348	1,331
Additional paid-in capital	3,640,595	3,613,808
Treasury stock, at cost: 11,727,409 and 11,264,936 at March 31, 2012 and December 31, 2011, respectively	(511,630)	(458,281)
Retained earnings	2,543,873	2,335,066
Accumulated other comprehensive loss - net deferred hedge losses, net of tax	(1,550)	(3,130)

Total equity attributable to common stockholders	5,672,636	5,488,794
Noncontrolling interests in consolidating subsidiaries	160,035	162,344

Total equity	5,832,671	5,651,138

	$12,025,559	$11,524,161

The financial information included as of March 31, 2012 has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues and other income:
Oil and gas	$718,956	$475,728
Interest and other	28,448	32,320
Derivative gains (losses), net	91,750	(244,432)
Gain (loss) on disposition of assets, net	43,596	(2,191)

	882,750	261,425

Costs and expenses:
Oil and gas production	138,321	98,835
Production and ad valorem taxes	45,796	33,296
Depletion, depreciation and amortization	181,418	126,681
Exploration and abandonments	53,287	17,484
General and administrative	63,067	43,911
Accretion of discount on asset retirement obligations	2,430	2,044
Interest	46,858	45,227
Hurricane activity, net	—	71
Other	23,607	17,861

	554,784	385,410

Income (loss) from continuing operations before income taxes	327,966	(123,985)
Income tax benefit (provision)	(117,703)	47,907

Income (loss) from continuing operations	210,263	(76,078)
Income from discontinued operations, net of tax	10,695	419,882

Net income	220,958	343,804
Net (income) loss attributable to the noncontrolling interests	(6,339)	4,790

Net income attributable to common stockholders	$214,619	$348,594

Basic earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$1.65	$(0.62)
Income from discontinued operations attributable to common stockholders	0.08	3.58

Net income attributable to common stockholders	$1.73	$2.96

Diluted earnings per share:
Income (loss) from continuing operations attributable to common stockholders	$1.60	$(0.62)
Income from discontinued operations attributable to common stockholders	0.08	3.58

Net income attributable to common stockholders	$1.68	$2.96

Weighted average shares outstanding:
Basic	122,480	115,869

Diluted	126,247	115,869

Dividends declared per share	$0.04	$0.04

Amounts attributable to common stockholders:
Income (loss) from continuing operations	$203,924	$(71,288)
Income from discontinued operations, net of tax	10,695	419,882

Net income	$214,619	$348,594

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$220,958	$343,804

Other comprehensive activity:
Net hedge (gains) losses included in continuing operations	2,508	(8,056)
Income tax (benefit) provision	(928)	748

Other comprehensive activity	1,580	(7,308)

Comprehensive income	222,538	336,496

Comprehensive (income) loss attributable to the noncontrolling interests	(6,339)	8,176

Comprehensive income attributable to common stockholders	$216,199	$344,672

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except dividends per share)

(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	121,856	$1,331	$3,613,808	$(458,281)	$2,335,066	$(3,130)	$162,344	$5,651,138
Dividends declared ($0.04 per share)	—	—	—	—	(5,005)	—	—	(5,005)
Exercise of long-term incentive plan stock options and employee stock purchases	65	—	(965)	2,780	(807)	—	—	1,008
Treasury stock purchases	(528)	—	—	(56,129)	—	—	—	(56,129)
Tax benefit related to stock-based compensation	—	—	12,938	—	—	—	—	12,938
Compensation costs:
Vested compensation awards, net	1,631	17	(17)	—	—	—	—	—
Compensation costs included in net income	—	—	14,831	—	—	—	309	15,140
Cash distributions to noncontrolling interests	—	—	—	—	—	—	(8,957)	(8,957)
Net income	—	—	—	—	214,619	—	6,339	220,958
Other comprehensive activity:
Deferred hedging activity, net of tax:
Net hedge losses included in continuing operations	—	—	—	—	—	1,580	—	1,580

Balance as of March 31, 2012	123,024	$1,348	$3,640,595	$(511,630)	$2,543,873	$(1,550)	$160,035	$5,832,671

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$220,958	$343,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	181,418	126,681
Exploration expenses, including dry holes	27,163	1,481
Deferred income taxes	105,871	(50,305)
(Gain) loss on disposition of assets, net	(43,596)	2,191
Accretion of discount on asset retirement obligations	2,430	2,044
Discontinued operations	1,577	(399,689)
Interest expense	9,870	7,637
Derivative related activity	(27,243)	276,683
Amortization of stock-based compensation	15,086	10,174
Amortization of deferred revenue	(10,459)	(11,083)
Other noncash items	(9,516)	(20,124)
Change in operating assets and liabilities, net of effects from dispositions:
Accounts receivable, net	(20,663)	(25,270)
Income taxes receivable	1,407	1
Inventories	(31,027)	(29,319)
Prepaid expenses	1,413	1,342
Other current assets	2,488	3,305
Accounts payable	19,326	(89,980)
Interest payable	(21,917)	(25,066)
Income taxes payable	16,941	15,354
Other current liabilities	(15,441)	3,353

Net cash provided by operating activities	426,086	143,214

Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	58,514	810,470
Investment in unconsolidated subsidiary	—	(37,048)
Additions to oil and gas properties	(678,339)	(309,974)
Additions to other assets and other property and equipment, net	(59,841)	(129,280)

Net cash provided by (used in) investing activities	(679,666)	334,168

Cash flows from financing activities:
Borrowings under long-term debt	134,000	60,610
Principal payments on long-term debt	(49,000)	(105,810)
Distributions to noncontrolling interests	(8,957)	(6,664)
Borrowings (payments) of other liabilities	458	(20)
Exercise of long-term incentive plan stock options	1,008	337
Purchases of treasury stock	(56,129)	(35,682)
Excess tax benefits from share-based payment arrangements	12,938	28,083
Payment of financing fees	(1,261)	(8,672)
Dividends paid	(43)	(73)

Net cash provided by (used in) financing activities	33,014	(67,891)

Net increase (decrease) in cash and cash equivalents	(220,566)	409,491
Cash and cash equivalents, beginning of period	537,484	111,160

Cash and cash equivalents, end of period	$316,918	$520,651

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE A. Organization and Nature of Operations

Pioneer Natural Resources Company (“Pioneer” or the “Company”) is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company with continuing operations in the United States.

NOTE B. Basis of Presentation

Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). These consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Discontinued operations. During December 2011, the Company committed to a plan to exit South Africa and initiated a process to divest of its net assets in South Africa (“Pioneer South Africa”). In March 2012, the Company agreed to sell its net assets in Pioneer South Africa to an unaffiliated third party, using a January 1, 2012 effective date, for net cash proceeds of $52.0 million, before normal closing adjustments. The sale is subject to certain regulatory approvals and is expected to close in mid-2012. In accordance with GAAP, the Company has classified the Pioneer South Africa assets and liabilities as discontinued operations held for sale in the Company’s accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively, and Pioneer South Africa’s results of operations as income from discontinued operations, net of tax in the accompanying consolidated statements of operations (representing a recasting of Pioneer South Africa results of operations for the three months ended March 31, 2011, which were originally classified as continuing operations). See Note Q for more information regarding the sale of Pioneer South Africa.

During December 2010, the Company committed to a plan to divest 100 percent of the Company’s share holdings in Pioneer Natural Resources Tunisia Ltd. and Pioneer Natural Resources Anaguid Ltd. (referred to in the aggregate as “Pioneer Tunisia”). In February 2011, the Company completed the sale of Pioneer Tunisia to an unaffiliated third party. Accordingly, the Company has classified the results of operations of Pioneer Tunisia, prior to its sale, as discontinued operations, net of tax for the three months ended 2011 in the accompanying consolidated statements of operations. See Note Q for more information regarding the sale of Pioneer Tunisia.

Allowances for doubtful accounts. As of March 31, 2012 and December 31, 2011, the Company’s allowances for doubtful accounts totaled $1.0 million and $1.1 million, respectively. Changes in the Company’s allowance for doubtful accounts during the three months ended March 31, 2012 are summarized in the following table:

Three Months Ended March 31, 2012
(in thousands)
Beginning allowance for doubtful accounts balance	$1,146
Bad debt expense recoveries	(116)
Other write offs and decreases	(9)

Ending allowance for doubtful accounts balance	$1,021

Inventories. Inventories held for use in continuing operations consisted of $321.9 million and $297.9 million of materials and supplies and $4.2 million and $4.5 million of commodities as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company’s materials and supplies inventory was net of $6.1 million and $0.9 million, respectively, of valuation reserve allowances. As of March 31, 2012 and

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

December 31, 2011, the Company estimated that $44.2 million and $60.8 million, respectively, of its materials and supplies inventory would not be utilized or sold within one year. Accordingly, those inventory values have been classified as other noncurrent assets in the accompanying consolidated balance sheets.

Derivatives and hedging. All derivatives are recorded in the accompanying consolidated balance sheets at estimated fair value. See Note D for further information regarding the fair value of the Company’s derivatives. Effective February 1, 2009, the Company discontinued hedge accounting on all of its then-existing hedge contracts. Changes in the fair value of effective cash flow hedges prior to the Company’s discontinuance of hedge accounting were recorded as a component of accumulated other comprehensive loss – net deferred hedge losses, net of tax (“AOCI – Hedging”), in the equity section of the accompanying consolidated balance sheets, and are being transferred to earnings during the same periods in which the hedged transactions are recognized in the Company’s earnings. Since February 1, 2009, the Company has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur.

The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. Net derivative asset values are determined, in part, by utilization of the derivative counterparties’ credit-adjusted risk-free rate curves and net derivative liabilities are determined, in part, by utilization of the Company’s and Pioneer Southwest Energy Partners L.P.’s (“Pioneer Southwest,” a majority-owned and consolidated subsidiary) credit-adjusted risk-free rate curves. The credit-adjusted risk-free rate curves for the Company and most of its counterparties are based on their independent market-quoted credit default swap rate curves plus the United States Treasury Bill yield curve as of the valuation date. Pioneer Southwest’s credit-adjusted risk-free rate curve is based on independent market-quoted forward London Interbank Offered Rate (“LIBOR”) curves plus 162.5 basis points, representing Pioneer Southwest’s borrowing rate.

Impairment of long-lived assets. The Company reviews its long-lived assets for impairment, including oil and gas properties, whenever events or circumstances indicate that their carrying values may not be fully recoverable.

The Company’s estimates of undiscounted future net cash flows attributable to the Raton and Barnett Shale fields’ oil and gas properties indicated on March 31, 2012 that their carrying amounts were expected to be recovered. However, the carrying values of these fields continue to be at risk for impairment if future estimates of undiscounted cash flows decline. As of March 31, 2012, the Company’s Raton and Barnett Shale fields have carrying values of $2.3 billion and $511.7 million, respectively.

It is reasonably possible that the estimate of undiscounted future net cash flows attributable to these or other properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of futures cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) management’s commodity price outlooks and (iv) increases or decreases in production and capital costs associated with the fields.

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

Noncontrolling interest in consolidated subsidiaries. The Company owns a 0.1 percent general partner interest and a 52.4 percent limited partner interest in Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties in the Spraberry field in the Permian Basin of West Texas. The financial position, results of operations and cash flows of Pioneer Southwest are consolidated with those of the Company.

The Company also owns a majority interest in Sendero Drilling Company, LLC (“Sendero”), which owns and operates land-based drilling rigs in the United States. In addition, the Company owns the majority interests in certain other subsidiaries with operations in the United States.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Noncontrolling interest in the net assets of consolidated subsidiaries totaled $160.0 million and $162.3 million as of March 31, 2012 and December 31, 2011, respectively. The Company recorded net income attributable to the noncontrolling interests of $6.3 million for the three months ended March 31, 2012 (principally related to Pioneer Southwest), compared to a net loss attributable to the noncontrolling interests of $4.8 million for the three months ended March 31, 2011.

Investment in unconsolidated affiliate. The Company owns a 50.1 percent interest in EFS Midstream LLC (“EFS Midstream”), which owns and operates natural gas and liquids gathering, treating and transportation assets in the Eagle Ford Shale area of South Texas.

The Company accounts for the EFS Midstream investment under the equity method of accounting for investments in unconsolidated affiliates. Under the equity method, the Company’s investment in unconsolidated affiliates is increased for investments made and the investor’s share of the investee’s net income, and decreased for distributions received, the carrying value of investor’s interests sold and the investor’s share of the investee’s net losses. The Company’s equity interest in the net income of EFS Midstream of $7.0 million and $298 thousand for the three months ended March 31, 2012 and 2011, respectively, is recorded in interest and other income in the Company’s accompanying consolidated statements of operations.

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

Stock-based compensation. For stock-based compensation equity awards granted or modified, compensation expense is being recognized in the Company’s financial statements on a straight line basis over the awards’ vesting periods based on their fair values on the dates of grant. The stock-based compensation awards vest over periods ranging from 18 months to five years. The amount of compensation expense recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the prior day’s closing stock price on the date of grant for the fair value of restricted stock, restricted stock units, partnership unit awards or phantom unit awards that are expected to be settled wholly in the Company’s common stock or Pioneer Southwest common units (“Equity Awards”), (iii) the Monte Carlo simulation method for the fair value of performance unit awards and (iv) a probabilistic forecasted fair value method for series B unit awards issued by Sendero.

Stock-based compensation liability awards are awards that are expected to be settled in cash on their vesting dates, rather than in equity shares or units (“Liability Awards”). Stock-based Liability Awards are recorded as accounts payable – due to affiliates based on the vested portion of the fair value of the awards on the balance sheet date. The fair values of Liability Awards are updated at each balance sheet date and changes in the fair values of the unvested portions of the awards for which services have been rendered are recorded as increases or decreases to compensation expense. As of March 31, 2012 and December 31, 2011, accounts payable – due to affiliates includes $2.9 million and $9.2 million, respectively, of liabilities attributable to Liability Awards.

For the three months ended March 31, 2012, the Company recorded $21.3 million of stock-based compensation expense for all plans, as compared to $13.0 million for the same period of 2011. As of March 31, 2012, there was $96.0 million of unrecognized compensation expense related to unvested share- and unit-based compensation plan awards, including $44.3 million attributable to Liability Awards. This compensation will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.

The Company’s issued shares, as reflected in the consolidated balance sheets at March 31, 2012 and December 31, 2011, do not include 304,260 and 533,125 common shares, respectively, associated with unvested stock-based compensation awards that have voting rights.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table summarizes the activity that occurred during the three months ended March 31, 2012, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options	Pioneer Southwest LTIP Restricted Units	Pioneer Southwest LTIP Phantom Units
Outstanding at December 31, 2011	1,857,612	322,925	114,128	564,044	7,492	65,157
Awards granted	834,210	216,964	47,875	98,819	—	37,487
Awards vested	(1,184,811)	(115,245)	—	—	—	—
Options exercised	—	—	—	(64,509)	—	—
Awards forfeited	(2,575)	(2,383)	—	—	—	—

Outstanding at March 31, 2012	1,504,436	422,261	162,003	598,354	7,492	102,644

New accounting pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amended Accounting Standards Codification (“ASC”) 820 to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. Certain of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. The amendments are applied prospectively and became effective and were adopted by the Company on January 1, 2012. The adoption of this guidance did not impact the Company’s financial position, results of operation or liquidity.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles—Goodwill and Other (Topic 350).” ASU 2011-08 amended ASC 350 to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. ASU 2011-08 became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not impact the carrying value of the Company’s goodwill. See “Goodwill” above for more information about the Company’s policy for assessing goodwill for impairment.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about offsetting Assets and Liabilities” requiring additional disclosure about offsetting and related arrangements. ASU 2011-11 is effective retrospectively for annual reporting periods beginning on or after January 1, 2013. The adoption of ASU 2011-11 will not impact the Company’s future financial position, results of operation or liquidity.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table reflects the Company’s capitalized exploratory well and project activity during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
(in thousands)
Beginning capitalized exploratory costs	$107,596
Additions to exploratory costs pending the determination of proved reserves	174,894
Reclassification due to determination of proved reserves	(117,610)
Exploratory well costs charged to exploration expense	(26,878)

Ending capitalized exploratory costs	$138,002

As of March 31, 2012 and December 31, 2011, the Company had no exploratory projects for which exploratory costs have been capitalized for a period greater than one year from the date drilling was completed.

NOTE D. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based upon inputs that market participants use in pricing an asset or liability, which are characterized according to a hierarchy that prioritizes those inputs based on the degree to which they are observable. Observable inputs represent market data obtained from independent sources, whereas unobservable inputs reflect a company’s own market assumptions, which are used if observable inputs are not reasonably available without undue cost and effort. The three input levels of the fair value hierarchy are as follows:

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table presents the Company’s assets and liabilities that are measured at fair value as of March 31, 2012:

		Fair Value Measurement at the End of the Reporting Period Using
	Fair Value at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Recurring fair value measurements
Assets:
Trading securities	$419	$251	$168	$—
Commodity derivatives	544,281	—	544,281	—
Deferred compensation plan assets	44,718	44,718	—	—

Total assets	$589,418	$44,969	$544,449	$—

Liabilities:
Commodity derivatives	$130,094	$—	$130,094	$—
Interest rate derivatives	12,034	—	12,034	—

Total liabilities	$142,128	$—	$142,128	$—

Total recurring fair value measurements	$447,290	$44,969	$402,321	$—

Trading securities and deferred compensation plan assets. The Company’s trading securities are comprised of securities that are both actively traded and not actively traded on major exchanges. The Company’s deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on directly observable prices on major exchanges. As of March 31, 2012, all significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. Inputs for certain trading securities that are not actively traded on major exchanges were classified as Level 2 inputs.

Interest rate derivatives. The Company’s interest rate derivative liabilities as of March 31, 2012 represent interest rate swap contracts that, at their inception, locked in a fixed forward annual interest rate of 3.06 percent, for a 10-year period ending August 2022, on a notional amount of $200 million. These derivative contracts mature and settle by their terms during August 2012. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company’s interest rate derivative contracts as of March 31, 2012 are based on (i) the contracted notional amounts, (ii) LIBOR rate yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR rate yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company’s interest rate derivative liability measurements represent Level 2 inputs in the hierarchy priority.

Commodity derivatives. The Company’s commodity derivatives represent oil, NGL, gas and diesel swap contracts, collar contracts and collar contracts with short puts (which are also known as three-way collar contracts). The Company’s oil, gas, NGL and diesel swap, collar and three-way collar derivative contract asset and liability measurements represent Level 2 inputs in the hierarchy priority. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.

Oil derivatives. The Company’s oil derivatives are swap, collar and three-way collar contracts for notional barrels (“Bbls”) of oil at fixed (in the case of swap contracts) or interval (in the case of collar and three-way collar contracts) New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) oil prices. The asset and liability values attributable to the Company’s oil derivatives were determined based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company’s collar and three-way collar contracts were determined based on active and independent market-quoted volatility factors.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

As of March 31, 2012, the Company is also party to “roll adjustment” swap derivatives to mitigate the timing risk associated with the sales price of oil in the Permian Basin. The $213 thousand asset value attributable to the Company’s roll adjustment swaps as of March 31, 2012 was determined based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for WTI oil and (iii) the applicable estimated credit-adjusted risk-free rate yield curve.

NGL derivatives. The Company’s NGL derivatives include swap and three-way collar contracts for notional blended Bbls of Mont Belvieu-posted-price NGLs, Conway-posted-price NGLs or NGL component prices per Bbl. The asset and liability values attributable to the Company’s NGL derivatives were determined based on (i) the contracted notional volumes, (ii) independent active market-quoted commodity and NGL component prices, (iii) independent active NYMEX futures price quotes for WTI oil, (iv) the applicable credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the three-way collar contracts. The implied rates of volatility inherent in the Company’s three-way collar contracts were determined based on active and independent market-quoted volatility factors.

Gas derivatives. The Company’s gas derivatives are swap, collar and three-way collar contracts for notional volumes of gas (expressed in millions of British thermal units “MMBtus”) contracted at various posted price indexes, including NYMEX Henry Hub (“HH”) contracts coupled with basis swap contracts that convert the HH price index point to other price indexes. The asset and liability values attributable to the Company’s gas derivative contracts were determined based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes for HH gas, (iii) independent market-quoted forward index prices, (iv) the applicable credit-adjusted risk-free rate yield curve and (v) the implied rate of volatility inherent in the collar and three-way collar contracts. The implied rates of volatility inherent in the Company’s collar and three-way collar contracts were determined based on active and independent market-quoted volatility factors.

Marketing and basis transfer derivative activities. Periodically, the Company enters into gas buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into gas index swaps to mitigate price risk. From time to time, the Company also enters into long and short gas swap contracts that transfer gas basis risk on notional gas volumes from one sales index to another sales index. The liability values attributable to the Company’s marketing and basis transfer derivative contracts were determined based on (i) the contracted notional volumes, (ii) independent active NYMEX futures price quotes, (iii) independent market-quoted forward index prices and (iv) the applicable credit-adjusted risk-free rate yield curve.

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
(in thousands)
Long-term debt	$2,620,615	$3,485,767	$2,528,905	$3,105,585

Long term debt includes the Company’s credit facility, the Pioneer Southwest credit facility and the Company’s senior notes. The fair value of debt is characterized as Level 2 measurements in the fair value hierarchy.

Credit facility. The fair values of the Company’s and Pioneer Southwest’s credit facilities are calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted United States Treasury Bill (in the case of the Company’s credit facility) or LIBOR (in the case of the Pioneer Southwest credit facility) rate yield curves and (iii) the applicable credit-adjustments.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Senior notes. The Company’s senior notes represent debt securities that are not actively traded on major exchanges. The fair values of the Company’s senior notes are based on their periodic values as quoted on the major exchanges.

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable reported in the accompanying consolidated balance sheets approximate their fair values. Non-financial assets and liabilities initially measured at fair value include certain assets and liabilities acquired in a business combination, goodwill and asset retirement obligations.

NOTE E. Income Taxes

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

Accounting for uncertainty in income taxes prescribes a recognition threshold and measurement methodology for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2012, the Company had no significant unrecognized tax benefits. The Company’s policy is to account for interest charges with respect to income taxes as interest expense and any penalties, with respect to income taxes, as other expense in the consolidated statements of operations. The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. With few exceptions, the Company believes that it is no longer subject to examinations by tax authorities for years before 2006. As of March 31, 2012, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company’s liquidity, future results of operations or financial position.

Income tax (provisions) benefits. The Company’s income tax (provisions) benefits attributable to income from continuing operations consisted of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Current:
U.S. federal	$(8,158)	$—
U.S. state	(3,674)	(2,398)

	(11,832)	(2,398)

Deferred:
U.S. federal	(105,865)	39,880
U.S. state	(6)	10,425

	(105,871)	50,305

Income tax (provision) benefit	$(117,703)	$47,907

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Discontinued operations. The Company’s income tax provisions attributable to income from discontinued operations consisted of the following for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Current:
U.S. state	$72	$(5,725)
Foreign	(5,477)	(8,167)

	(5,405)	(13,892)

Deferred:
U.S. federal	(1,779)	(226,414)
U.S. state	(6)	(2,148)
Foreign	470	(7,667)

	(1,315)	(236,229)

Income tax provision	$(6,720)	$(250,121)

See Note Q for additional information regarding discontinued operations.

NOTE F. Long-term Debt

The Company’s long-term debt consists of senior notes and revolving credit facilities, including the effects of net deferred fair value hedge losses and issuance discounts and premiums.

Credit Facility. During March 2011, the Company entered into a Second Amended and Restated 5-Year Revolving Credit Agreement (the “Credit Facility”) with a syndicate of financial institutions that matures in March 2016, unless extended in accordance with the terms of the Credit Facility. As of March 31, 2012, the Company had $67.0 million of outstanding borrowings under the Credit Facility and $65.1 million of undrawn letters of credit, all of which were commitments under the Credit Facility, leaving the Company with $1.1 billion of unused borrowing capacity under the Credit Facility.

Pioneer Southwest Credit Facility. During March 2012, Pioneer entered into an Amended and Restated 5-Year Revolving Credit Agreement (the “Pioneer Southwest Credit Facility”) with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Pioneer Southwest Credit Facility. The Pioneer Southwest Credit Facility replaced Pioneer Southwest’s 5-Year Revolving Credit Agreement entered into in May 2008 and provides for aggregate loan commitments of $300 million. As of March 31, 2012, the Pioneer Southwest had $50.0 million of outstanding borrowings and $250.0 million of unused borrowing capacity under the Pioneer Southwest Credit Facility.

The Pioneer Southwest Credit Facility is available for general partnership purposes, including working capital, capital expenditures and distributions. Borrowings under the Pioneer Southwest Credit Facility may be in the form of Eurodollar rate loans, base rate committed loans or swing line loans. The Pioneer Southwest Credit Facility contains certain financial covenants, including (i) the maintenance of a quarter end maximum leverage ratio of not more than 3.5 to 1.00 and (ii) the maintenance of a ratio of the net present value of Pioneer Southwest’s projected future cash flows from its oil and gas properties to total debt of at least 1.75 to 1.0.

Total borrowings may not exceed $300 million, subject to the Pioneer Southwest’s right to increase the borrowing commitments by an additional maximum amount of $100 million if the lenders increase their commitments or if commitments of new lenders are added.

As of March 31, 2012, the Company and Pioneer Southwest were in compliance with all of their debt covenants.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Convertible senior notes. As of March 31, 2012 and December 31, 2011, the Company had $479.9 million of 2.875% Convertible Senior Notes outstanding. The 2.875% Convertible Senior Notes are convertible under certain circumstances, using a net share settlement process, into a combination of cash and the Company’s common stock pursuant to a formula set forth in the indenture supplement pursuant to which the 2.875% Convertible Senior Notes were issued.

The Company’s stock prices during each of March 2012 and March 2011 met the average price threshold that causes the Company’s 2.875% Convertible Senior Notes to become convertible at the option of the holders during the following three month period. Associated therewith, certain holders of the 2.875% Convertible Senior Notes tendered $70 thousand principal amount of the notes for conversion during the three months ended June 30, 2011. During July and August 2011, the Company paid the tendering holders a total of $71 thousand cash and issued to the tendering holders 340 shares of the Company’s common stock in accordance with the terms of the 2.875% Convertible Senior Notes indenture supplement.

Effective April 1, 2012, the Company’s 2.875% Convertible Senior Notes are convertible at the option of the holders for the three months ended June 30, 2012 and may become convertible in future quarters depending on the Company’s stock price or other conditions. If the 2.875% Convertible Senior Notes had qualified for and been converted as of March 31, 2012, the note holders would have received $479.9 million of cash and approximately 3.5 million shares of the Company’s common stock, which was valued at $386.1 million at March 31, 2012.

On January 15, 2013, the 2.875% Convertible Senior Notes become redeemable at the option of the Company and on January 15, 2013, January 15, 2018, January 15, 2023, January 15, 2028 and January 15, 2033 the holders my require the Company to repurchase the notes for cash. The Company has the intent and ability to fund cash payments that may be required upon the conversion, redemption or repurchase of the 2.875% Convertible Senior Notes with borrowing capacity under the Credit Facility. Accordingly, the 2.875% Convertible Senior Notes are classified as long-term debt in the accompanying balance sheets.

NOTE G. Derivative Financial Instruments

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table sets forth the volumes in Bbls outstanding as of March 31, 2012 under the Company’s oil derivative contracts and the weighted average oil prices per Bbl for those contracts:

	2012	2013	2014
Collar contracts with short puts:
Volume (Bbl) (a)	48,301	67,290	30,000
Average price per Bbl:
Ceiling	$118.51	$120.61	$123.39
Floor	$83.72	$88.88	$90.33
Short put	$67.97	$71.72	$73.17

Collar contracts:
Volume (Bbl)	2,000	—	—
Average price per Bbl:
Ceiling	$127.00	$—	$—
Floor	$90.00	$—	$—

Swap contracts:
Volume (Bbl)	3,000	3,000	—
Average price per Bbl	$79.32	$81.02	$—

Rollfactor swap contracts:
Volume (Bbl)	665	6,000	—
NYMEX roll price (b)	$0.28	$0.43	$—

Basis swap contracts:
Index swap volume (Bbl)	13,382	—	—
Average price per Bbl (c)	$(1.15)	$—	$—

(a)	Subsequent to March 31, 2012, the Company entered into additional collar contracts with short puts for 10,000 Bbls per day of the Company’s 2014 production with a ceiling price of $120.93 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl.
(b)	Weighted average spread between the NYMEX price for that delivery month and (i) the next month and (ii) the following month during the period when the delivery month is prompt.
(c)	Basis differential between Midland WTI and Cushing WTI.

NGL production derivative activities. All material physical sales contracts governing the Company’s NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities’ NGL product component prices. As of March 31, 2012, the Company had NGL swap derivatives for 750 Bbls per day of 2012 NGL sales at an average price of $35.03 per Bbl and NGL collar contracts with short put derivatives for 3,000 Bbls per day of 2012 sales with a ceiling price of $79.99 per Bbl, a floor price of $67.70 per Bbl and a short put price of $55.76 per Bbl.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table sets forth the volumes in MMBtus outstanding as of March 31, 2012 under the Company’s gas derivative contracts and the weighted average gas prices per MMBtu for those contracts:

	2012	2013	2014	2015
Collar contracts with short puts:
Volume (MMBtu)	—	—	60,000	30,000
Price per MMBtu:
Ceiling	$—	$—	$7.80	$7.11
Floor	$—	$—	$5.83	$5.00
Short put	$—	$—	$4.42	$4.00
Collar contracts:
Volume (MMBtu)	65,000	150,000	140,000	50,000
Price per MMBtu:
Ceiling	$6.60	$6.25	$6.44	$7.92
Floor	$5.00	$5.00	$5.00	$5.00
Swap contracts:
Volume (MMBtu)	275,000	112,500	50,000	—
Price per MMBtu	$4.97	$5.62	$6.05	$—
Basis swap contracts:
Volume (MMBtu)	136,000	142,500	115,000	—
Price per MMBtu	$(0.34)	$(0.22)	$(0.23)	$—

Marketing and basis transfer derivative activities. Periodically, the Company enters into gas buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these gas marketing arrangements, the Company may enter into gas index swaps to mitigate price risk.

From time to time, the Company also enters into long and short gas swap contracts that transfer gas basis risk from one sales index to another sales index. The following table sets forth the volumes in MMBtus outstanding as of March 31, 2012 under the Company’s marketing and basis transfer derivative contracts and the weighted average gas prices per MMBtu for those contracts:

Three months ended June 30,
2012
Average Daily Gas Production Associated with Marketing Derivatives (MMBtu):
Basis swap contracts:
Index swap volume (a)	13,297
Price differential ($/MMBtu)	$0.15
Average Daily Gas Production Associated with Basis Transfer Derivatives (MMBtu):
Basis swap contracts:
Short index swap volume (b)	1,648
NGI-So Cal Border Monthly price differential to NYMEX HH ($/MMBtu)	$0.13
Long index swap volume (b)	(1,648)
IF-HSC price differential to NYMEX HH ($/MMBtu)	$(0.06)

(a)	Subsequent to March 31, 2012, the Company entered into additional marketing basis swap contracts for 30,000 MMBtus per day for May 2012 with a price of $0.28 and for 40,000 MMBtus per day for the period June through October 2012 with a price of $0.25 per MMBtu.
(b)	Subsequent to March 31, 2012, the Company entered into (i) additional basis transfer short index swap contracts for 5,000 MMBtus per day for the period May through October 2012 with a price differential of $0.12 per MMBtu between NGI-So Cal Border Monthly and NYMEX HH and (ii) additional basis transfer long index swap contracts for 5,000 MMBtus per day for the period May through October 2012 with a price differential of $0.05 between IF-HSC and NYMEX HH.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

Interest rates. As of March 31, 2012, the Company was a party to interest rate derivative contracts that lock in a fixed forward annual interest rate of 3.06 percent, for a 10-year period ending in August 2022, on a notional amount of $200 million. These derivative contracts mature and settle by their terms during August 2012.

During April 2012, the Company entered into interest rate derivative contracts that lock in a fixed forward annual interest rate of 3.21 percent, for a 10-year period ending in December 2025, on a notional amount of $250 million. These derivative contracts mature and settle by their terms during December 2015.

Tabular disclosure of derivative financial instruments. All of the Company’s derivatives are accounted for as non-hedge derivatives as of March 31, 2012 and December 31, 2011. The following tables provide disclosure of the Company’s derivative instruments:

Fair Value of Derivative Instruments as of March 31, 2012
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$290,366	Derivatives - current	$82,365
Interest rate derivatives	Derivatives - current	—	Derivatives - current	12,034
Commodity price derivatives	Derivatives - noncurrent	273,843	Derivatives - noncurrent	67,657

		$564,209		$162,056

Fair Value of Derivative Instruments as of December 31, 2011
	Asset Derivatives (a)		Liability Derivatives (a)
Type	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
		(in thousands)		(in thousands)
Derivatives not designated as hedging instruments
Commodity price derivatives	Derivatives - current	$248,809	Derivatives - current	$68,735
Interest rate derivatives	Derivatives - current	—	Derivatives - current	15,654
Commodity price derivatives	Derivatives - noncurrent	257,368	Derivatives - noncurrent	47,689

		$506,177		$132,078

(a)	Derivative assets and liabilities shown in the tables above are presented as gross assets and liabilities, without regard to master netting arrangements which are considered in the presentations of derivative assets and liabilities in the accompanying consolidated balance sheets.

Derivatives in Cash Flow Hedging	Location of Gain/(Loss) Reclassified from	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Three Months Ended March 31,
Relationships	AOCI into Earnings	2012	2011
		(in thousands)
Commodity price derivatives	Oil and gas revenue	$(810)	$8,124
Interest rate derivatives	Interest expense	(1,698)	(68)

Total		$(2,508)	$8,056

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

		Amount of Gain (Loss) Recognized in Earnings on Derivatives
Derivatives Not Designated as Hedging	Location of Gain (Loss) Recognized in	Three Months Ended March 31,
Instruments	Earnings on Derivatives	2012	2011
		(in thousands)
Commodity price derivatives	Derivative gains, net	$88,130	$(242,280)
Interest rate derivatives	Derivative gains, net	3,620	(2,152)
Total		$91,750	$(244,432)

AOCI - Hedging. As of March 31, 2012 AOCI—Hedging represented net deferred losses of $1.5 million compared to net deferred losses of $3.1 million as of December 31, 2011. The AOCI—Hedging balance as of March 31, 2012 was comprised of $2.3 million of net deferred losses on the effective portions of discontinued commodity hedges and $797 thousand of associated net deferred tax benefits.

During the nine months ending December 31, 2012, the Company expects to reclassify $2.3 million of AOCI – Hedging net deferred losses to oil revenues and $797 thousand of net deferred income tax benefits from AOCI—Hedging to income tax expense.

NOTE H. Asset Retirement Obligations

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company’s credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The following table summarizes the Company’s asset retirement obligation activity during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning asset retirement obligations	$136,742	$152,291
Liabilities assumed in acquisitions	—	6
New wells placed on production	830	671
Changes in estimates	—	300
Disposition of wells	—	(81)
Liabilities settled	(5,688)	(1,234)
Accretion of discount from continuing operations	2,430	2,044
Accretion of discount from discontinued operations	—	692

Ending asset retirement obligations	$134,314	$154,689

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2012 and December 31, 2011, the current portions of the Company’s asset retirement obligations were $14.4 million and $14.2 million, respectively.

NOTE I. Postretirement Benefit Obligations

As of March 31, 2012 and December 31, 2011, the Company had $7.1 million and $7.5 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities in the accompanying consolidated balance sheets. These obligations are comprised of five plans, of which four are predecessor plans of entities acquired by the Company. These plans had no assets as of March 31, 2012 or December 31, 2011. The participants of the predecessor plans are not current employees of the Company.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table reconciles changes in the Company’s unfunded accumulated postretirement benefit obligations during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Beginning accumulated postretirement benefit obligations	$7,456	$7,408
Net benefit payments	(520)	(316)
Service costs	85	61
Accretion of interest	64	78

Ending accumulated postretirement benefit obligations	$7,085	$7,231

NOTE J. Commitments and Contingencies

Legal actions. The Company is a party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company will continue to evaluate its litigation on a quarter-by-quarter basis and will establish and adjust any litigation reserves as appropriate to reflect its assessment of the then current status of litigation.

NOTE K. Net Income (Loss) Per Share

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

The following tables reconcile the Company’s net income (loss) attributable to common stockholders to basic net income (loss) attributable to common stockholders and diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31, 2012
	Continuing Operations	Discontinued Operations	Total
	(in thousands)
Net income attributable to common stockholders	$203,924	$10,695	$214,619
Participating basic earnings	(2,326)	(122)	(2,448)

Basic income attributable to common stockholders	201,598	10,573	212,171
Reallocation of participating earnings	68	3	71

Diluted income attributable to common stockholders	$201,666	$10,576	$212,242

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

	Three Months Ended March 31, 2011
	Continuing Operations	Discontinued Operations	Total
	(in thousands)
Net income (loss) attributable to common stockholders	$(71,288)	$419,882	$348,594
Participating basic earnings	—	(6,140)	(6,140)

Basic net income (loss) attributable to common stockholders	(71,288)	413,742	342,454
Reallocation of participating earnings	—	—	—

Diluted income (loss) attributable to common stockholders	$(71,288)	$413,742	$342,454

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Weighted average common shares outstanding:
Basic	122,480	115,869
Dilutive common stock options (a)	150	—
Convertible senior notes dilution	3,460	—
Contingently issuable performance unit shares	157	—

Diluted	126,247	115,869

(a)	Options to purchase 98,819 shares of the Company’s common stock at $113.77 were excluded from the diluted income per share calculations for the three months ended March 31, 2012 because they would have been anti-dilutive to the calculation.

NOTE L. Geographic Operating Segment Information

The Company has determined that its business is comprised of only one geographic and business segment as the Company’s vertical integration services are ancillary to production operations and are not separately managed.

NOTE M. Deferred Revenue

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table provides information about changes in the deferred revenue carrying value of the Company’s VPP (in thousands):

Deferred revenue at December 31, 2011	$42,069
Less: 2012 amortization	(10,459)

Deferred revenue at March 31, 2012	$31,610

The remaining $31.6 million of deferred revenue will be recognized in oil revenues in the consolidated statements of operations in 2012, assuming the related VPP production volumes are delivered as scheduled.

NOTE N. Gain (Loss) on Disposition of Assets, Net

For the three months ended March 31, 2012, the Company recorded $43.6 million of net gain on disposition of assets from continuing operations, as compared to $2.2 million of net loss from continuing operations for the three months ended March 31, 2011.

The Company’s net gain for the three months ended March 31, 2012 was primarily associated with the sale of a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale to unaffiliated third parties for proceeds of $55.2 million, including normal closing adjustments. Associated therewith, the Company recorded a pretax gain of $43.1 million.

During the three months ended March 31, 2011, the Company’s net loss was primarily associated with the sales of excess materials and supplies inventory.

See Note Q for information about the Company’s gain during the three months ended March 31, 2011 from the sale of its Tunisia subsidiaries that are included in discontinued operations.

NOTE O. Interest and Other Income

The following table provides the components of the Company’s interest and other income:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Alaskan Petroleum Production Tax credits and refunds (a)	$11,846	$27,452
Equity in income of unconsolidated affiliate	6,981	298
Third-party income from vertical integration services (b)	6,549	2,878
Other income	1,641	638
Deferred compensation plan income	1,374	867
Interest income	57	187

Total interest and other income	$28,448	$32,320

(a)	The Company earns Alaskan Petroleum Production Tax (“PPT”) credits on qualifying capital expenditures. The Company recognizes income from PPT credits when they are realized through cash refunds or as reductions in production and ad valorem taxes if realizable as offsets to PPT expense.
(b)	Third-party income from vertical integration services represents the third party working interests’ share of earnings associated with Company-provided fracture stimulation, drilling and related services.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

NOTE P. Other Expense

The following table provides the components of the Company’s other expense:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Transportation commitment charges (a)	$8,453	$5,272
Inventory valuation charges (b)	6,041	285
Above market drilling rig rates (c)	4,986	5,159
Other	2,714	3,483
Contingency and environmental accrual adjustments	1,216	1,295
Loss on extinguishment of debt	197	2,367

Total other expense	$23,607	$17,861

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.
(b)	Represents valuation charges on excess materials and supplies inventories related to dry gas assets.
(c)	Primarily represents charges for the portion of Pioneer’s contracted drilling rig rates that are above current market rates and are not charged to joint operations.

NOTE Q. Discontinued Operations

During December 2011, the Company committed to a plan to divest Pioneer South Africa. In March 2012, the Company agreed to sell its net assets in Pioneer South Africa to an unaffiliated third party, using a January 1, 2012 effective date, for net cash proceeds of $52.0 million, before normal closing adjustments. The sale is subject to certain regulatory approvals and is expected to be completed in mid-2012. Accordingly, the historical results of operations of Pioneer South Africa have been classified as discontinued operations herein.

During December 2010, the Company committed to a plan to sell Pioneer Tunisia and in February 2011 completed a sale to an unaffiliated party for cash proceeds of $802.5 million, including normal post-closing adjustments and excluding cash and cash equivalents sold, resulting in a pretax gain of $645.2 million. The historical results of operations of Pioneer Tunisia have been classified as discontinued operations herein.

During the three months ended March 31, 2011, the Bureau of Ocean Energy Management, Regulation, and Enforcement (“BOEMRE”) paid the Company $2.0 million of interest on excess royalty payments associated with properties that were sold by the Company during 2006. Accordingly, the interest income is classified as income from discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The following table represents the components of the Company’s discontinued operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues and other income:
Oil and gas	$19,592	$43,531
Interest and other	20	4,935
Gain (loss) on disposition of assets, net (a)	(23)	649,872

	19,589	698,338

Costs and expenses:
Oil and gas production	790	3,222
Depletion, depreciation and amortization (a)	—	13,692
Exploration and abandonments	84	2,712
General and administrative	1,120	6,815
Accretion of discount on asset retirement obligations (a)	652	692
Interest	(75)	—
Other	(397)	1,202

	2,174	28,335

Income from discontinued operations before income taxes	17,415	670,003
Current tax provision	(5,405)	(13,892)
Deferred tax provision (a)	(1,315)	(236,229)

Income from discontinued operations	$10,695	$419,882

(a)	Represents the significant noncash components of discontinued operations.

NOTE R. Subsequent Events

On April 2, 2012, the Company acquired 100 percent of the share capital of Carmeuse Industrial Sands, which is the producer of Hickory sand that is primarily used as proppant for fracture stimulating oil and gas wells in the United States. Upon acquisition, the Company changed the name of the acquired entity to Premier Silica LLC (“Premier Silica”). The aggregate purchase price of Premier Silica was approximately $297.0 million, before normal closing adjustments, and was funded from available cash and borrowings under the Company’s credit facility.

PIONEER NATURAL RESOURCES COMPANY

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial and Operating Performance

The Company’s financial and operating performance for the first quarter of 2012 included the following highlights:

•

Earnings attributable to common stockholders were $214.6 million ($1.68 per diluted share), as compared to $348.6 million ($2.96 per diluted share) for the first quarter of 2011. The decrease in earnings attributable to common stockholders is primarily comprised of a $409.2 million decrease in income attributable to discontinued operations (principally attributable to the 2011 sale of the Company’s Tunisian subsidiaries), partially offset by a $275.2 million increase in income from continuing operations, which includes:

•	a $243.2 million increase to oil and gas revenues as a result of increasing sales volumes and higher average oil sales prices;

•	a $336.2 million increase in gains from net derivative settlements and mark-to-market adjustments; and

•

a $45.8 million increase in net gains on asset divestitures, principally comprised of a gain on the sale of a portion of the Company’s working interest in an Eagle Ford Shale unproved prospect during the first quarter of 2012; offset by:

•	a $39.5 million increase in oil and gas production costs, primarily due to increases in lease operating expenses as a result of higher sales volumes;

•	a $54.7 million increase in DD&A, primarily due to increased sales volumes;

•

a $35.8 million increase in exploration and abandonments expense, primarily due to drilling an unsuccessful exploration well in Alaska during the first quarter of 2012 for $19.1 million and spending $9.5 million for seismic data related to the Company’s horizontal Wolfcamp play in the southern portion of the Spraberry field; and

•	a $165.6 million increase in income taxes attributable to the Company’s improved results;

•

During the first quarter of 2012, average daily sales volumes increased by 37 percent to 146,727 BOEPD, as compared to 106,766 BOEPD during the first quarter of 2011. The increase in first quarter 2012 average daily sales volumes, as compared to the first quarter of 2011, was primarily due to the Company’s successful drilling program during the last nine months of 2011 and the first quarter of 2012;

•

Average reported oil prices increased during the first quarter of 2012 to $100.99 per Bbl as compared to $95.46 per Bbl during the first quarter of 2011. Average reported NGL and gas prices decreased during the first quarter of 2012 to $41.81 per Bbl and $2.51 per Mcf, respectively, as compared to $42.17 per Bbl and $3.88 per Mcf, respectively, in the first quarter of 2011;

•

Net cash provided by operating activities increased to $426.1 million for the three months ended March 31, 2012, as compared to $143.2 million for the three months ended March 31, 2011. The $282.9 million increase in net cash provided by operating activities was primarily due to increases in oil and gas sales volumes, oil prices, realized derivative gains and working capital changes;

•

During April 2012, the Company acquired 100 percent of the share capital of Carmeuse Industrial Sands, which is a producer of Hickory sand that is primarily used as proppant for fracture stimulating oil and gas wells in the United States. The Company changed the name of the acquired entity to Premier Silica LLC (“Premier Silica”) during April 2012. The aggregate purchase price of Premier Silica was approximately $297.0 million, before normal closing adjustments, and was funded from available cash and borrowings under the Company’s credit facility.

PIONEER NATURAL RESOURCES COMPANY

Second Quarter 2012 Outlook

Based on current estimates, the Company expects the following operations and financial results for the quarter ending June 30, 2012:

Production is forecasted to average 149,000 to 154,000 BOEPD.

Production costs (including production and ad valorem taxes and transportation costs) are expected to average $13.25 to $15.25 per BOE based on current NYMEX strip prices for oil, NGLs and gas. Depletion, depreciation and amortization (“DD&A”) expense is expected to average $13.00 to $15.00 per BOE.

Total exploration and abandonment expense is expected to be $25 million to $50 million. General and administrative expense is expected to be $55 million to $60 million. Interest expense is expected to be $47 million to $52 million, and other expense is expected to be $20 million to $30 million. Accretion of discount on asset retirement obligations is expected to be $2 million to $4 million.

Noncontrolling interest in consolidated subsidiaries’ net income, excluding noncash mark-to-market adjustments, is expected to be $9 million to $12 million, primarily reflecting the public ownership in Pioneer Southwest.

The Company’s effective income tax rate is expected to range from 35 percent to 40 percent, assuming current capital spending plans and no significant mark-to-market changes in the Company’s derivative position. Cash income taxes are expected to range from $10 million to $15 million, primarily attributable to alternative minimum tax and state taxes.

Operations and Drilling Highlights

The following table summarizes the Company’s average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2012:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	40,855	12,948	57,678	63,417
Raton Basin	—	—	154,768	25,795
South Texas - Eagle Ford Shale	8,782	5,280	50,586	22,493
Mid-Continent	3,350	6,791	49,147	18,332
South Texas - Edwards and Austin Chalk	76	1	39,845	6,718
Barnett Shale	910	2,463	17,257	6,248
Alaska	3,695	—	—	3,695
Other	3	2	141	29

	57,671	27,485	369,422	146,727

For the past few years the Company has focused its capital budget expenditures on oil- and liquids-rich-gas drilling activities as a result of the decline in gas prices. As a result of these capital activities and commodity price changes, the Company’s total liquids production and revenue has increased to 58 percent and 88 percent, respectively, for the three months ended March 31, 2012 from 49 percent and 76 percent, respectively, for the same period last year.

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes by geographic area the Company’s finding and development costs incurred from continuing operations during the three months ended March 31, 2012:

	Acquisition Costs		Exploration	Development	Asset Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
Permian Basin	$1,350	$12,242	$47,892	$516,203	$735	$578,422
Raton Basin	45	(23)	2,465	4,473	—	6,960
South Texas - Eagle Ford Shale	—	1,709	43,379	1,542	17	46,647
Mid-Continent	—	306	1,879	2,712	—	4,897
South Texas - Edwards and Austin Chalk	—	195	1,715	1,455	—	3,365
Barnett Shale	2,388	3,375	48,208	10,178	78	64,227
Alaska	—	—	49,793	25,012	—	74,805
Other	—	12,335	317	1	—	12,653

	$3,783	$30,139	$195,648	$561,576	$830	$791,976

The following table summarizes the Company’s development and exploration/extension drilling activities for the three months ended March 31, 2012:

	Development Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress
Permian Basin	161	189	254	3	93
Raton Basin	5	—	4	—	1
Alaska	1	2	—	—	3

Total United States	167	191	258	3	97

	Exploration/Extension Drilling
	Beginning Wells	Wells	Successful	Unsuccessful	Ending Wells
	in Progress	Spud	Wells	Wells	in Progress
Permian Basin	—	8	1	—	7
South Texas - Eagle Ford Shale	39	29	33	—	35
Mid-Continent	5	—	—	5	—
Barnett Shale	26	7	13	—	20
Alaska	1	2	1	1	1

Total United States	71	46	48	6	63

Permian Basin area. The Company currently has 44 rigs operating in the Spraberry field, of which 40 are drilling vertical wells and four are drilling Wolfcamp Shale horizontal wells. The Company plans to reduce its vertical rig count to approximately 30 rigs by year end and increase its horizontal Wolfcamp Shale rig count to seven by year end. During 2012, the Company expects to drill approximately 750 vertical wells and 30 to 35 horizontal Wolfcamp Shale wells. During the three months ended March 31, 2012, the Company completed 254 vertical wells and one horizontal Wolfcamp Shale well. The vertical well completions included accelerating the completion of wells in progress at December 31, 2011. In approximately 50 percent of the planned 750 well vertical drilling program for 2012, the Wolfcamp interval will be the deepest interval completed. Of the remaining 50 percent of the wells, 20 percent are planned to be deepened to the Strawn interval, 20 percent to the Atoka interval and 10 percent to the Mississippian interval.

In the horizontal Wolfcamp Shale play, the Company believes it has significant resource potential within its acreage based on its extensive geologic data covering the Wolfcamp A, B, C and D intervals and its drilling results to date. Pioneer is the largest acreage holder in the play with more than 400,000 prospective acres.

The Company’s current focus is the Wolfcamp B interval in 200,000 acres in the southern part of the field to hold acreage that would otherwise expire by year-end 2013. Current plans call for drilling 90 horizontal wells in this area by the end of 2013, with 30 to 35 horizontal wells being drilled in 2012.

The Company’s first two successful well in the Wolfcamp play were drilled in Upton County with 5,800-foot laterals and 30 fracture stimulation stages. Both wells continue to produce above expectations and flow naturally at rates greater than 215 BOEPD and 350 BOEPD, respectively, after being on production for more than six months and four months, respectively.

Pioneer drilled two wells in Reagan County and one well in southern Upton County during the first quarter of 2012. All three wells are testing longer 7,000-foot laterals and additional fracture stimulation stages. The two wells in southern Reagan County have been fracture stimulated and recently placed on production. They are in the early stages of unloading water after being fracture stimulated, with oil production rates increasing daily. The Company expects to drill nine horizontal Wolfcamp Shale wells in the second quarter of 2012 and to place two to three additional wells on production by the end of the quarter.

PIONEER NATURAL RESOURCES COMPANY

The Company continues to expand its integrated services to control drilling costs and support the execution of its accelerating drilling program. The Company has 15 Company-owned drilling rigs and five Company-owned fracture stimulation fleets currently operating in the Spraberry field. One additional fleet was recently added and a second additional fleet will be added by mid-year. To support its growing operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, the Company has contracted for tubular and pumping unit requirements through 2012 and well cementing services through 2016.

In early April, the Company completed the acquisition of Premier Silica, which is expected to supply the Company’s growing brown sand requirements for fracture stimulating wells in the Spraberry vertical and horizontal Wolfcamp Shale plays along with the Barnett Shale Combo play.

South Texas and Eagle Ford Shale area. The Company’s drilling activities in the South Texas area during 2012 continue to be primarily focused on delineation and development of Pioneer’s substantial acreage position in the Eagle Ford Shale play. The 2012 drilling program will continue to focus on liquids-rich drilling, with only 15 percent of the wells designated to hold strategic dry gas acreage.

The Company completed 33 horizontal Eagle Ford Shale wells during the first three months of 2012, all of which were successful, with average lateral lengths of approximately 5,500 feet and an average of 13-stage fracture stimulations. The Company is currently running 12 drilling rigs and three fracture stimulation fleets, two of which are Pioneer-owned fleets, in the play.

To improve the execution of its drilling and completions program and reduce costs, the Company is testing the use of lower-cost white sand instead of ceramic proppant to fracture stimulate wells drilled in shallower areas of the field. Early well performance has been similar to direct offset ceramic-stimulated wells. The Company plans to continue to monitor the performance of these wells and plans to use white sand in 50 percent of its 2012 drilling program.

The unconsolidated affiliate formed by the Company to operate gathering facilities in the Eagle Ford Shale area, EFS Midstream, is obligated to construct midstream assets in the Eagle Ford Shale area. Construction of the midstream assets is continuing, with the majority of the construction expected to be completed by 2013. Nine of the 12 planned central gathering plants (“CGPs”) were completed as of March 31, 2012, with two additional CGPs expected to be completed over the remainder of 2012. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term. During 2011, EFS Midstream entered into a $300 million, five-year revolving credit facility that is being used to fund infrastructure investments that exceed its operating cash flows.

Alaska. The Company owns a 70 percent working interest in, and is the operator of, the Oooguruk development project. The Company has drilled 12 production wells and eight injection wells of the estimated 17 production and 16 injection wells planned to fully develop this project. During the first quarter of 2012, the Company drilled two exploration wells, the first of which was drilled from an onshore location to further evaluate the productivity of the Torok formation and the feasibility of future development expansion. The Company flow tested the well during April 2012 until production could no longer be transported along the ice road being utilized. The well was successful with a gross initial production rate of approximately 2,000 barrels of oil per day. The Company is currently evaluating the production results and beginning initial future development plans. The second exploration well was drilled from an ice pad on the west side of the Oooguruk unit to test the Ivishak formation, which is the main producing horizon in the Prudhoe Bay field. This was well was non-commercial and was plugged and abandoned during the first quarter of 2012.

The Company also recently tested a new fracture stimulation design on a new well completed in the Nuiqsut interval from the Oooguruk development facilities. Gross initial production from the test was at a rate of 4,000 barrels of oil per day.

Barnett Shale. During the first three months of 2012, the Company had two drilling rigs and one Pioneer-owned fracture stimulation fleet operating in the field and completed 13 Barnett Shale Combo wells, all of which were successful. In total, the Company has accumulated over 80,000 gross acres in the liquid-rich area of the field and has acquired approximately 340 square miles of proprietary 3-D seismic covering its acreage, which it is using to high-grade future drilling location selections.

Results of Operations from Continuing Operations

Oil and gas revenues. Oil and gas revenues totaled $719.0 million for the three months ended March 31, 2012 as compared to $475.7 for the same period of 2011.

PIONEER NATURAL RESOURCES COMPANY

The increase in oil and gas revenues during the three months ended March 31, 2012, as compared to the same period of 2011, is reflective of a six percent increase in average reported oil prices and 70 percent, 47 percent and 14 percent increases in oil, NGL and gas sales volumes, respectively. Partially offsetting the effects of these increases in the quarter-to-quarter comparison were declines of one percent and 35 percent in reported NGL and gas prices, respectively.

The following table provides average daily sales volumes for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Oil (Bbls)	57,671	33,926
NGLs (Bbls)	27,485	18,645
Gas (Mcf)	369,422	325,169
Total (BOE)	146,727	106,766

Average daily BOE sales volumes increased by 37 percent for the three months ended March 31, 2012, as compared to the same period of 2011, principally due to the Company’s successful drilling program.

The oil, NGL and gas prices that the Company reports are based on the market prices received for the commodities adjusted for transfers of the Company’s deferred hedge gains and losses from AOCI-Hedging and the amortization of deferred VPP revenue. See “Derivative activities” and “Deferred revenue” discussion below for additional information regarding the Company’s past cash flow hedging activities and the amortization of deferred VPP revenue.

The following table provides the Company’s average reported prices (including transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) and average realized prices (excluding transfers of deferred hedge gains and losses and the amortization of deferred VPP revenue) for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Average reported prices:
Oil (per Bbl)	$100.99	$95.46
NGL (per Bbl)	$41.81	$42.17
Gas (per Mcf)	$2.51	$3.88
Total (per BOE)	$53.85	$49.51
Average realized prices:
Oil (per Bbl)	$99.15	$89.17
NGL (per Bbl)	$41.81	$42.17
Gas (per Mcf)	$2.51	$3.88
Total (per BOE)	$53.12	$47.51

Derivative activities. The primary purposes for which the Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts are to (i) reduce the effect of price volatility on the commodities the Company produces, sells and consumes, (ii) support the Company’s annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2012 and 2011, the Company transferred $810 thousand of deferred oil hedge losses and $8.1 million of deferred oil hedge gains, respectively, from AOCI-Hedging to oil revenue.

Deferred revenue. During the three months ended March 31, 2012, the Company’s amortization of deferred VPP revenue increased oil revenues by $10.5 million as compared to an increase of $11.1 million during the same period of 2011. See Note M of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information about the Company’s VPPs.

PIONEER NATURAL RESOURCES COMPANY

Derivative gains, net. During the three months ended March 31, 2012, the Company recorded $91.8 million of net derivative gains on commodity price and interest rate derivatives, of which $28.1 million represented unrealized net gains and $63.7 million represented realized net gains. During the three months ended March 31, 2011, the Company recorded $244.4 million of net derivative losses. Derivative gains and losses result from changes in the fair values of the Company’s derivative contracts. See Notes D and G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information regarding the Company’s derivative activities and market risks associated with those activities.

Interest and other income. Interest and other income for the three months ended March 31, 2012 was $28.4 million as compared to $32.3 million for the same period in 2011. The $3.9 million decrease in interest and other income during the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to a $15.6 million decrease in Alaskan PPT credit recoveries, partially offset by a $6.7 million increase in equity earnings from EFS Midstream and a $3.7 million increase in third-party income from vertical integration services. See Note O of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding interest and other income.

Gain (Loss) on disposition of assets, net. The Company recorded a net gain on the disposition of assets of $43.6 million during the three months ended March 31, 2012 as compared to a net loss on the disposition of assets of $2.2 million for the three months ended March 31, 2011. The net gain for the three months ended March 31, 2012 was primarily attributable to the Company’s sale of a portion of its working interest in an unproved oil and gas property in the Eagle Ford Shale to unaffiliated third parties. The net loss for the three months ended March 31, 2011 was primarily associated with sales of excess materials and supplies inventory. See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s gains and losses on the disposition of assets.

Oil and gas production costs. The Company recorded oil and gas production costs of $138.3 million during the three months ended March 31, 2012 as compared to $98.8 million during the same period of 2011. In general, lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company’s gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.

Total oil and gas production costs per BOE from continuing operations for the three months ended March 31, 2012 increased by one percent as compared to the same period in 2011. The modest increase in production costs per BOE during the three months ended March 31, 2012, as compared to the first quarter of 2011, is primarily due to increased third-party transportation and processing charges associated with increasing Eagle Ford Shale production, partially offset by decreases in per BOE lease operating expenses, net natural gas plant gathering charges and workover expense.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the components of the Company’s oil and gas production costs per BOE for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Lease operating expenses	$7.70	$8.04
Third-party transportation charges	1.73	1.03
Net natural gas plant/gathering charges	0.24	0.40
Workover costs	0.69	0.81

Total production costs	$10.36	$10.28

Production and ad valorem taxes. The Company recorded production and ad valorem taxes of $45.8 million during the three months ended March 31, 2012 as compared to $33.3 million for the same period of 2011. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2012, the Company’s production and ad valorem taxes per BOE, in the aggregate, remained relatively consistent with those of the three months ended March 31, 2011, reflecting the offsetting effects of a per-BOE decrease in ad valorem taxes (primarily due to increasing sales volumes) and an increase in production taxes (primarily due to higher oil prices).

The following table provides the Company’s production and ad valorem taxes per BOE for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Ad valorem taxes	$1.11	$1.50
Production taxes	2.32	1.96

Total ad valorem and production taxes	$3.43	$3.46

Depletion, depreciation and amortization expense. The Company’s total DD&A expense was $181.4 million ($13.59 per BOE) for the three months ended March 31, 2012 as compared to $126.7 million ($13.18 per BOE) during the same period of 2011. The increase in DD&A expense per BOE during the three months ended March 31, 2012, as compared to the same period of 2011, is primarily due to increases in depletion expense per BOE on oil and gas properties, partially offset by the per-BOE effect of increasing production on relatively fixed depreciation on other property and equipment.

Depletion expense on oil and gas properties was $12.99 per BOE during the three months ended March 31, 2012 as compared to $12.13 per BOE during the same period of 2011. The seven percent increase in per-BOE depletion expense during the three months ended March 31, 2012, as compared to the same period of 2011, is primarily due to (i) increased drilling expenditures on proved undeveloped locations, primarily in the Spraberry field and (ii) declines in proved gas reserves due to lower first-day-of-the-month gas prices during the 12-month period ending on March 31, 2012, partially offset by (iii) the impact of the fourth quarter 2011 impairment of $354.4 million of South Texas Edwards and Austin Chalk field carrying values.

Impairment of oil and gas properties. The Company reviews its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.

During the second half of 2011 and the first quarter of 2012, events and circumstances provided indications of possible impairment of certain of the Company’s dry gas assets, including oil and gas proved properties in the Company’s Raton and Barnett Shale fields. The events and circumstances indicating possible impairment of these fields are primarily related to reductions in management’s gas price outlooks that led to a decrease in estimated future undiscounted net cash flows attributable to each field’s proved reserves. Management’s commodity price outlooks represent longer-term outlooks that are developed based on observable third-party futures price outlooks as of a measurement date (“Management’s Price Outlook”).

PIONEER NATURAL RESOURCES COMPANY

The Company’s estimates of undiscounted future net cash flows attributable to the Raton and Barnett Shale fields’ oil and gas properties indicated on March 31, 2012 that their carrying amounts were expected to be recovered. However, the carrying values of these fields continue to be at risk for impairment if future estimates of undiscounted cash flows decline. For example, the Company estimates that the carrying values of the Raton and Barnett fields may become partially impaired if the average gas price in Management’s Price Outlook, which is approximately $4.70 per Mcf as of March 31, 2012, were to decline by approximately $0.10 per Mcf to $0.30 per Mcf, assuming none of the other impairment inputs changed. The Company’s Raton and Barnett Shale fields are relatively long-lived assets that had carrying values of $2.3 billion and $511.7 million, respectively, as of March 31, 2012. If the Raton and Barnett Shale fields were to become impaired in a future quarter, the Company would recognize impairment charges in that period and such noncash pretax charges could range from $1.5 billion to $1.8 billion for the Raton field and $300 million to $400 million for the Barnett Shale field.

It is reasonably possible that the estimate of undiscounted future net cash flows attributable to these or other properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management’s Price Outlook and (iv) increases or decreases in production and capital costs associated with these fields. Additionally, the Company is actively developing the Barnett Shale Combo play, which has caused its net carrying value and proved reserves to increase in recent periods.

See Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for more information about continuing impairment risks.

Exploration and abandonments expense. The following table provides the Company’s geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Geological and geophysical	$26,035	$15,614
Exploratory dry holes	26,879	644
Leasehold abandonments and other	373	1,226

	$53,287	$17,484

The Company’s exploration and abandonment expense during the three months ended March 31, 2012 is primarily comprised of a $19.1 million plugging and abandonment charge related to an unsuccessful exploration well in Alaska.

During the three months ended March 31, 2012, the Company drilled and evaluated 54 exploration/extension wells, 48 of which were successfully completed as discoveries. During the same period in 2011, the Company drilled and evaluated 17 exploration/extension wells, all of which were successfully completed as discoveries.

General and administrative expense. General and administrative expense for the three months ended March 31, 2012 was $63.1 million as compared to $43.9 million during the same period of 2011. The $19.2 million increase in general and administrative expense for the three months ended March 31, 2012, as compared to the same period of 2011, was primarily due to (i) a $7.8 million increase in wages, salaries and benefits expenses related to staffing increases in support of the Company’s capital expansion initiatives, (ii) a $7.4 million increase in share-based compensation, including awards specifically designed to retain key employees and (iii) a $2.2 million increase in charitable donations.

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $2.4 million for the three months ended March 31, 2012 as compared to $2.0 million during the same period of 2011. See Note H of Notes to Consolidated Financial Statements in “Item 1. Financial Statements” for information regarding the Company’s asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY

Interest expense. Interest expense was $46.9 million for the three months ended March 31, 2012 as compared to $45.2 million during the same period of 2011. The weighted average interest rate on the Company’s indebtedness for the three months ended March 31, 2012, including the effects of capitalized interest, was 7.7 percent, as compared to 7.2 percent for the same period of 2011.

Other expense. Other expense for the three months ended March 31, 2012 was $23.6 million as compared to $17.9 million for the same period of 2011. The $5.7 million increase in other expense for the three months ended March 31, 2012, as compared to the same period in 2011, is primarily attributable to a $5.7 million increase in inventory impairment charges and a $3.2 million increase in unused gas transportation commitment charges, partially offset by a $2.2 million decrease in losses on extinguishment of debt. See Note P of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information.

Income tax provision/benefit. The Company recorded income tax provision from continuing operations of $117.7 million during the three months ended March 31, 2012 as compared to an income tax benefit of $47.9 million during the same period of 2011. The Company’s effective tax rates, excluding net income attributable to noncontrolling interests, for the three months ended March 31, 2012 and 2011 were 37 percent and 40 percent, respectively, as compared to the Company’s combined United States federal and state statutory rate of approximately 37 percent.

See Note E of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding the Company’s income taxes.

Income from discontinued operations, net of tax. The Company reported income from discontinued operations, net of tax of $10.7 million for the three months ended March 31, 2012 as compared to $419.9 million for the same period of 2011.

During December 2011, the Company committed to a plan to exit South Africa and initiated a process to divest of its net assets in South Africa. In March 2012, the Company agreed to sell its net assets in South Africa to an unaffiliated third party, using a January 1, 2012 effective date, for net cash proceeds of $52.0 million, before normal closing adjustments. The sale is subject to certain regulatory approvals and is expected to close in mid-2012.

During February 2011, the Company completed the sale of 100 percent of the Company’s share holdings in Pioneer Tunisia to an unaffiliated party for net cash proceeds of $802.5 million, including normal post-closing adjustments and excluding cash and cash equivalents sold, resulting in a pretax gain of $645.2 million.

Discontinued operations for the three months ended March 31, 2012 include the historical results of operations of Pioneer South Africa. See Note Q of the Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for specific information regarding the Company’s discontinued operations.

Net income attributable to noncontrolling interest. Net income attributable to the noncontrolling interests for the three months ended March 31, 2012 was $6.3 million as compared to net loss attributable to the noncontrolling interests of $4.8 million for the same period of 2011. The $11.1 million increase in income attributable to noncontrolling interests for the three months ended March 31, 2012, as compared to the same period in 2011, is primarily due to fluctuations in Pioneer Southwest’s mark-to-market derivative gains and losses. See Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for additional information regarding Pioneer Southwest and the Company’s noncontrolling interests.

Capital Commitments, Capital Resources and Liquidity

Capital commitments. The Company’s primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payment of contractual obligations, dividends/distributions and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, proceeds from the disposition of nonstrategic assets or external financing sources as discussed in “Capital resources” below.

The Company’s capital budget for 2012 is focused on oil- and liquids-rich-gas drilling activities with total expenditures of $2.8 billion (excluding effects of acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs), consisting of $2.4 billion for drilling operations and $400 million for vertical integration additions, including the April 2012 acquisition of Premier Silica for $297.0 million. Based on results for the first quarter of 2012 and Management’s Price Outlook, the Company expects its cash flows from operating activities and availability under its credit facility to be sufficient to fund its planned capital expenditures and contractual obligations for 2012.

PIONEER NATURAL RESOURCES COMPANY

Investing activities. Investing activities used $679.7 million of cash during the three months ended March 31, 2012 as compared to $334.2 million of cash provided from investing activities during the three months ended March 31, 2011. The $1.0 billion change in investing activities for the three months ending March 31, 2012, as compared to the three months ended March 31, 2011, is primarily due to (i) a $752.0 million decrease in proceeds from disposition of assets primarily attributable to the first quarter 2011 sale of Pioneer Tunisia and (ii) a $368.4 million increase in additions to oil and gas properties, partially offset by (iii) a $69.4 million decrease in additions to other assets and other property and equipment, primarily comprised of purchases of drilling rigs, fracture stimulation equipment and well servicing equipment used in the Company’s vertical integration services and (iv) a $37.0 million decrease in investments in EFS Midstream. During the three months ended March 31, 2012, the Company’s investing activities were funded by net cash provided by operating activities, cash on hand and borrowings under its credit facility.

Dividends/distributions. During February of both 2012 and 2011, the Company’s board of directors (“the Board”) declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company’s liquidity and capital resources at the time.

During January 2012, the Pioneer Southwest board of directors (the “Pioneer Southwest Board”) declared a quarterly distribution of $0.51 per limited partner unit, respectively, compared to the quarterly distributions of $0.50 per limited partner unit declared in January 2011. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $8.7 million and $6.3 million during the three months ended March 31, 2012 and 2011, respectively. During April 2012, the Pioneer Southwest Board declared a quarterly distribution of $0.52 per limited partner unit for the period from January 1, 2012 to March 31, 2012. The distribution is payable on May 11, 2012 to unitholders of record at the close of business on May 4, 2012. Future distributions by Pioneer Southwest are at the discretion of the Pioneer Southwest Board, and, if declared, the Pioneer Southwest Board may change the distribution amount based on Pioneer Southwest’s liquidity and capital resources at the time.

Contractual obligations, including off-balance sheet obligations. The Company’s contractual obligations include long-term debt, operating leases, drilling commitments, derivative obligations, other liabilities, transportation commitments, VPP obligations and EFS Midstream capital funding commitments. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2012, the material off-balance sheet arrangements and transactions that the Company has entered into included (i) undrawn letters of credit, (ii) operating lease agreements, (iii) drilling, gathering, treating, fractionation and transportation commitments, (iv) open purchase commitments, (v) a VPP obligation (to physically deliver volumes and pay related lease operating expenses and capital costs in the future), (vi) take-or-pay obligations that allow the payer to recover make up volumes in the future and (vii) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company’s liquidity or availability of or requirements for capital resources. Since December 31, 2011, the material changes in the Company’s contractual obligations include (i) a $91.7 million increase in outstanding long-term debt, (ii) a $10.5 million decrease in the Company’s VPP obligations and (iii) a $28.1 million increase in the Company’s derivative net assets. During 2011, EFS Midstream entered into a $300 million, five-year revolving credit facility to fund infrastructure investments that are in excess of operating cash flow; accordingly, future capital needs of EFS Midstream are expected to be funded from its operating cash flow and the borrowings under its credit facility.

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

The Company’s commodity and interest rate derivative contracts that are periodically measured and recorded at fair value represent those derivatives that continue to be subject to market or credit risk. As of March 31, 2012, these contracts represented net assets of $402.2 million. The ultimate liquidation value of the Company’s commodity and interest rate derivatives that are subject to market risk will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives’ fair values as of March

PIONEER NATURAL RESOURCES COMPANY

31, 2012. See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for additional information about the Company’s derivative instruments and market risk.

Capital resources. The Company’s primary capital resources are net cash provided by operating activities, proceeds from sales of nonstrategic assets and proceeds from financing activities (principally borrowings under the Company’s credit facility). If internal cash flows and cash on hand do not meet the Company’s expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using availability under its credit facility, issuances of debt or equity securities or from other sources, such as asset sales or joint ventures.

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2012 was $426.1 million as compared to $143.2 million during the same period of 2011. The increase in net cash provided by operating activities for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily due to increases in oil and gas sales volumes, oil prices, realized derivative gains and working capital changes.

Asset divestitures. During the first quarter of 2012, the Company completed a sale of a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale to unaffiliated third parties for proceeds of $55.2 million. Associated therewith, the Company recorded a pretax gain of $43.1 million.

During February 2011, the Company completed the sale of 100 percent of the Company’s share holdings in Pioneer Tunisia to an unaffiliated third party for net cash proceeds of $802.5 million, including normal post-closing adjustments and excluding cash and cash equivalents sold, resulting in a pretax gain of $645.2 million. See Note Q of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information regarding the Company’s discontinued operations.

See Note N of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information regarding the Company’s divestitures.

Financing activities. Net cash provided by financing activities during the three months ended March 31, 2012 was $33.0 million as compared to net cash used in financing activities of $67.9 million during the three months ended 2011. The $101.0 million increase in cash provided by financing activities during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is primarily due to (i) a $130.2 million increase in net borrowings on long-term debt, partially offset by (ii) a $20.4 million increase in treasury stock purchases from employees to satisfy employee withholding tax payments on the vesting of share-based awards and (iii) a $15.1 million decrease in excess tax benefits from share-based payment arrangements.

During March 2012, Pioneer Southwest entered into the Pioneer Southwest Credit Facility with a syndicate of financial institutions that matures in March 2017, unless extended in accordance with the terms of the Pioneer Southwest Credit Facility. The Pioneer Southwest Credit Facility provides for aggregate loan commitments of $300 million. As of March 31, 2012, the Company had $50.0 outstanding borrowings under the Pioneer Southwest Credit Facility. See Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for information about the available loans, interest rates and debt covenant terms of the Company’s credit facility and the Pioneer Southwest Credit Facility.

Effective April 1, 2012, the Company’s 2.875% Convertible Senior Notes become convertible at the option of the holders for the quarter ended June 30, 2012, and may become convertible in future quarters depending on the Company’s stock price or other conditions. If the 2.875% Convertible Senior Notes had qualified for and been converted as of March 31, 2012, the note holders would have received $479.9 million of cash and approximately 3.5 million shares of the Company’s common stock, which was valued at $386.1 million at March 31, 2012. The Company has the intent and ability to fund cash payments that may be required for conversions, redemptions or repurchases of the 2.875% Convertible Senior Notes with available borrowing capacity under the corporate credit facility. The 2.875% Convertible Senior Notes will be redeemable by the Company on or after January 15, 2013 and the holders may require the Company to repurchase the notes for cash on January 15, 2013 and certain other future dates. See Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for more information about the Company’s 2.875% Convertible Senior Notes.

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

PIONEER NATURAL RESOURCES COMPANY

Liquidity. The Company’s principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its credit facility. As of March 31, 2012, the Company had $67.0 million in outstanding borrowings under its credit facility and was in compliance with all of its debt covenants. After adjusting for $65.1 million of undrawn and outstanding letters of credit under its credit facility, the Company had $1.1 billion of unused borrowing capacity as of March 31, 2012. If internal cash flows and cash on hand do not meet the Company’s expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its credit facility, issuances of debt or equity securities or other sources, such as asset sales or joint ventures. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal operating cash flows, cash on hand and available capacity under the Company’s credit facility will be adequate to fund 2012 capital expenditures and dividend/distribution payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company’s future needs.

Debt ratings. The Company receives debt credit ratings from several of the major ratings agencies, which are subject to regular reviews. The Company believes that each of the rating agencies considers many factors in determining the Company’s ratings including: production growth opportunities, liquidity, debt levels, asset composition and proved reserve mix. A reduction in the Company’s debt ratings could negatively impact the Company’s ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. In November 2011, the Company achieved an investment grade rating with one of the credit rating agencies and in March 2012 was moved to positive outlook with another one of the credit rating agencies.

Book capitalization and current ratio. The Company’s net book capitalization at March 31, 2012 was $8.1 billion, consisting of $316.9 million of cash and cash equivalents, debt of $2.6 billion and equity of $5.8 billion. The Company’s net debt to net book capitalization was 28 percent and 31 percent at March 31, 2012 and December 31, 2011, respectively. The Company’s ratio of current assets to current liabilities was 1.23 to 1.00 at March 31, 2012 as compared to 1.46 to 1.00 at December 31, 2011.

New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements.”

PIONEER NATURAL RESOURCES COMPANY

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. As such, the information contained herein should be read in conjunction with the related disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following table reconciles the changes that occurred in the fair values of the Company’s open derivative contracts during the three months ending March 31, 2012:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2011	$389,753	$(15,654)	$374,099
Changes in contract fair value (a)	88,130	3,620	91,750
Contract maturities	(61,892)	—	(61,892)
Contract terminations (b)	(1,804)	—	(1,804)

Fair value of contracts outstanding as of March 31, 2012	$414,187	$(12,034)	$402,153

(a)	At inception, new derivative contracts entered into by the Company had no intrinsic value.
(b)	During the three months ended March 31, 2012, the Company terminated diesel contracts for 500 Bbls per day with an average swap price of $3.09 per gallon.

Interest rate sensitivity. See Note F of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” and Capital Commitments, Capital Resources and Liquidity included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding debt transactions.

The following table provides information about financial instruments to which the Company was a party as of March 31, 2012 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt’s estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2012. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 1, 2012.

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2012
	($ in thousands)
Total Debt:
Fixed rate principal maturities (a)	$—	$479,930	$—	$—	$455,385	$1,634,600	$2,569,915	$(3,348,676)
Weighted average interest rate	6.05%	6.74%	6.77%	6.78%	6.88%	7.23%
Variable rate principal maturities:
Pioneer Natural Resources credit facility	$—	$—	$—	$—	$67,000	$—	$67,000	$(86,610)
Weighted average interest rate	2.24%	2.32%	2.62%	3.10%	3.33%
Pioneer Southwest credit facility	$—	$—	$—	$—	$—	$50,000	$50,000	$(50,481)
Weighted average interest rate	2.12%	2.20%	2.50%	2.98%	3.21%	3.28%
Interest Rate Swaps:
Notional debt amount (b)	$117,222	$—	$—	$—	$—	$—		$(12,034)
Fixed rate payable (%)	3.06%	—	—	—	—	—
Variable rate receivable (%)	0.49%	—	—	—	—	—

(a)	Represents maturities of principal amounts excluding debt issuance discounts and premiums and net deferred fair value hedge losses.
(b)	Represents weighted average notional contract amounts of interest rate derivatives. Subsequent to March 31, 2012, the Company entered into additional interest rate derivative contracts that lock in a fixed forward annual interest rate of 3.21%, for a 10-year period ending in December 2025, on a notional amount of $250 million. These derivative contracts mature and settle by their terms during December 2015.

Commodity derivative instruments and price sensitivity. The following table provides information about the Company’s oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2012. Although mitigated by the Company’s derivative activities, declines in oil, NGL and gas prices would reduce the Company’s revenues.

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

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,			Asset (Liability) Fair Value at March 31,
	2012	2013	2014	2015	2012
					(in thousands)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts with short puts (a)	48,301	67,290	30,000	—	$(75,257)
Weighted average ceiling price per Bbl	$118.51	$120.61	$123.39	$—
Weighted average floor price per Bbl	$83.72	$88.88	$90.33	$—
Weighted average short put price per Bbl	$67.97	$71.72	$73.17	$—
Collar contracts	2,000	—	—	—	$553
Weighted average ceiling price per Bbl	$127.00	$—	$—	$—
Weighted average floor price per Bbl	$90.00	$—	$—	$—
Swap contracts	3,000	3,000	—	—	$(44,659)
Weighted average fixed price per Bbl	$79.32	$81.02	$—	$—
Average forward NYMEX oil prices (b)	$106.74	$105.15	$99.67	$—
Rollfactor swap contracts	665	6,000	—	—	$213
Weighted average fixed price per Bbl (c)	$0.28	$0.43	$—	$—
Average forward rollfactor prices (b)	$(0.10)	$0.53	$—	$—
Basis swap contracts	13,382	—	—	—	$785
Weighted average fixed price per MMBtu	$(1.15)	$—	$—	$—
Average forward basis differential prices (d)	$(2.59)	$—	$—	$—
NGL Derivatives:
Average daily notional Bbl volumes:
Collar contracts with short puts	3,000	—	—	—	$6,764
Weighted average ceiling price per Bbl	$79.99	$—	$—	$—
Weighted average floor price per Bbl	$67.70	$—	$—	$—
Weighted average short put price per Bbl	$55.76	$—	$—	$—
Swap contracts	750	—	—	—	$(3,194)
Weighted average fixed price per Bbl	$35.03	$—	$—	$—
Average forward NGL prices (e)	$61.62	$—	$—	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Collar contracts with short puts	—	—	60,000	30,000	$27,694
Weighted average ceiling price per MMBtu	$—	$—	$7.80	$7.11
Weighted average floor price per MMBtu	$—	$—	$5.83	$5.00
Weighted average short put price per MMBtu	$—	$—	$4.42	$4.00
Collar contracts	65,000	150,000	140,000	50,000	$206,943
Weighted average ceiling price per MMBtu	$6.60	$6.25	$6.44	$7.92
Weighted average floor price per MMBtu	$5.00	$5.00	$5.00	$5.00
Swap contracts	275,000	112,500	50,000	—	$308,651
Weighted average fixed price per MMBtu	$4.97	$5.62	$6.05	$—
Average forward NYMEX gas prices (b)	$2.68	$3.50	$3.90	$4.11
Basis swap contracts	136,000	142,500	115,000	—	$(14,250)
Weighted average fixed price per MMBtu	$(0.34)	$(0.22)	$(0.23)	$—
Average forward basis differential prices (f)	$(0.11)	$(0.13)	$(0.16)	$—

(a)	Subsequent to March 31, 2012, the Company entered into additional collar contracts with short puts for 10,000 Bbls per day of the Company’s 2014 production with a ceiling price of $120.93 per Bbl, a floor price of $95.00 per Bbl and a short put price of $80.00 per Bbl.
(b)	The average forward NYMEX oil and gas prices are based on May 1, 2012 market quotes.
(c)	Represents swaps that fix the difference between (i) each day’s price per Bbl of WTI for the first nearby month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day’s price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

PIONEER NATURAL RESOURCES COMPANY

(d)	The average forward basis differential prices are based on May 1, 2012 market quotes for basis differentials between Midland WTI and Cushing WTI.
(e)	Forward component NGL prices are derived from active-market NGL component price quotes as of May 1, 2012.
(f)	The average forward basis differential prices are based on May 1, 2012 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

Marketing and basis transfer derivative instruments and price sensitivity. The Company manages commodity price risk and mitigates firm transportation commitment costs with derivative contracts. Periodically, the Company enters into gas buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into gas index swaps to mitigate price risk. From time to time, the Company also enters into long and short gas swap contracts that transfer gas basis risk from one sales index to another sales index.

See Note G of Notes to Consolidated Financial Statements included in “Item 1. Financial Statements” for a description of the accounting procedures followed by the Company relative to its derivative financial instruments and for specific information regarding the terms of the Company’s derivative financial instruments that are sensitive to changes in gas prices.

The following table provides information about the Company’s marketing and basis transfer derivative financial instruments that were sensitive to changes in gas prices as of March 31, 2012. Although mitigated by the Company’s derivative activities, declines in gas prices would reduce the Company’s future cash resources.

	Three months ended June 30, 2012	Liability Fair Value at March 31, 2012
		(in thousands)
Average Daily Gas Production Associated with Marketing Derivatives (MMBtu):
Basis Swap Contracts:
Index swap volume (a)	13,297	$(46)
Price differential ($/MMBtu)	$0.15
Average forward basis differential prices (b)	$0.11
Average Daily Gas Production Associated with Basis Transfer Derivatives (MMBtu):
Basis Swap Contracts:
Index swap volume (c)	1,648	$(10)
NGI-So Cal Border Monthly price differential to NYMEX HH ($/MMBtu)	$0.13
Index swap volume (c)	(1,648)
IF-HSC price differential to NYMEX HH ($/MMBtu)	$(0.06)
Average forward basis differential prices (b)	$0.20

(a)	Subsequent to March 31, 2012, the Company entered into additional marketing basis swap contracts for 30,000 MMBtus per day for May 2012 with a price of $0.28 and for 40,000 MMBtus per day for the period June through October 2012 with a price of $0.25 per MMBtu.
(b)	The average forward basis differential prices are based on May 1, 2012 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.
(c)	Subsequent to March 31, 2012, the Company entered into (i) additional basis transfer short index swap contracts for 5,000 MMBtus per day for the period May through October 2012 with a price differential of $0.12 per MMBtu between NGI-So Cal Border Monthly and NYMEX HH and (ii) additional basis transfer long index swap contracts for 5,000 MMBtus per day for the period May through October 2012 with a price differential of $0.05 between IF-HSC and NYMEX HH.

PIONEER NATURAL RESOURCES COMPANY

Item 4.	Controls and Procedures

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

Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PIONEER NATURAL RESOURCES COMPANY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on the Company’s consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations.

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

The Company’s sand mining operations are subject to operating risks that are often beyond the Company’s control, and such risks may not be covered by insurance.

Ownership of industrial sand mining operations are subject to risks, many of which are beyond the Company’s control. These risks include:

•	unusual or unexpected geological formations or pressures;

•	cave-ins, pit wall failures or rock falls;

•	unanticipated ground, grade or water conditions;

•	inclement or hazardous weather conditions, including flooding, and the physical impacts of climate change;

•	environmental hazards;

•	changes in laws and regulations (or the interpretation thereof);

•	inability to acquire or maintain necessary permits or mining or water rights;

•	restrictions on blasting operations;

•	inability to obtain necessary production equipment or replacement parts;

•	reduction in the amount of water available for processing;

•	technical difficulties or failures;

•	labor disputes;

•	late delivery of supplies; and

•	fires, explosions or other accidents

Any of these risks could result in damage to, or destruction of, the Company’s mining properties or production facilities, personal injury, environmental damage, delays in mining or processing, losses or possible legal liability. Not all of these risks are insurable, and the Company’s insurance coverage contains limits, deductibles, exclusions and endorsements. The Company’s insurance coverage may not be sufficient to meet its needs in the event of loss and any such loss may have a material adverse effect on the Company.

The Company’s estimates of mineral reserves and resource deposits are imprecise and actual reserves could be less than estimated.

The Company bases its mineral reserve and resource estimates on engineering, economic and geological data assembled and analyzed by engineers and geologists, which are reviewed by outside firms. However, commercial sand reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from available drilling data, which may prove unreliable. There are numerous uncertainties inherent in estimating quantities and qualities of commercial sand reserves and costs to mine recoverable reserves, including many factors beyond the Company’s control. Estimates of economically recoverable commercial sand reserves necessarily depend on a number of factors and assumptions, all of which may vary considerably from actual results, such as:

•	geological and mining conditions and/or effects from prior mining that may not be fully identified by available data or that may differ from experience;

PIONEER NATURAL RESOURCES COMPANY

•	assumptions concerning future prices of commercial sand products, operating costs, mining technology improvements, development costs and reclamation costs; and

•	assumptions concerning future effects of regulation, including the issuance of required permits and taxes by governmental agencies.

The Company’s sand mining operations are subject to extensive environmental and health and safety regulations that impose significant costs and potential liabilities. In addition, future regulations, or more stringent enforcement of existing regulations, could increase those costs and liabilities, which could adversely affect the Company’s results of operations.

The Company’s sand mining operations are subject to a variety of federal, state and local regulatory environmental requirements affecting the mining and mineral processing industry, including among others, those relating to employee health and safety, environmental permitting and licensing, air and water emissions, greenhouse gas emissions, water pollution, waste management, remediation of soil and groundwater contamination, land use, reclamation and restoration of properties, hazardous materials and natural resources. Some environmental laws impose substantial penalties for noncompliance, and others, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), impose strict, retroactive and joint and several liability for the remediation of releases of hazardous substances. Failure to properly handle, transport, store or dispose of hazardous materials or otherwise conduct the Company’s sand mining operations in compliance with environmental laws could expose the Company to liability for governmental penalties, cleanup costs and civil or criminal liability associated with releases of such materials into the environment, damages to property or natural resources and other damages, as well as potentially impair the Company’s ability to conduct its sand mining operations. In addition, future environmental laws and regulations could restrict the Company’s ability to expand its facilities or extract mineral deposits or could require the Company to acquire costly equipment or to incur other significant expenses in connection with its sand mining operations. Future events, including changes in any environmental requirements (or their interpretation or enforcement) and the costs associated with complying with such requirements, could have a material adverse effect on the Company’s sand mining operations.

Any failure by the Company to comply with applicable environmental laws and regulations in connection with its sand mining operations may cause governmental authorities to take actions that could adversely impact the Company, including:

•	issuance of administrative, civil and criminal penalties;

•	denial, modification or revocation of permits or other authorizations;

•	imposition of injunctive obligations or other limitations on the Company’s operations, including cessation of operations; and

•	requirements to perform site investigatory, remedial or other corrective actions.

In addition to environmental regulation, the Company’s sand mining operations are subject to laws and regulations relating to human exposure to crystalline silica. Several federal and state regulatory authorities, including the U.S. Mining Safety and Health Administration, may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment.

The Company’s sand mining operations are subject to the Federal Mine Safety and Health Act of 1977, which imposes stringent health and safety standards on numerous aspects of the Company’s sand mining operations.

The Company’s sand mining operations are subject to the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006, which imposes stringent health and safety standards on numerous aspects of mineral extraction and processing operations, including the training of personnel, operating procedures, operating equipment and other matters. The Company’s failure to comply with such standards, or changes in such standards or the interpretation or enforcement thereof, could have a material adverse effect on the Company’s sand mining operations or otherwise impose significant restrictions on the Company’s ability to conduct mineral extraction and processing operations.

PIONEER NATURAL RESOURCES COMPANY

The Company’s sand mining operations are subject to extensive other regulations, including licensing, plant and wildlife protection and reclamation regulation, that impose significant costs and liabilities.

In addition to the health, safety and environmental regulation discussed above, the Company’s sand mining operations are also subject to extensive governmental regulation on matters such as permitting and licensing requirements, plant and wildlife protection, wetlands protection, reclamation and restoration of mining properties after mining is completed, and the effects that mining have on groundwater quality and availability. In addition, the Company’s sand mining operations require numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each sand mining facility.

In order to obtain permits and renewals of permits in the future for its sand mining operations, the Company may be required to prepare and present data to governmental authorities pertaining to the impact that any such activities may have on the environment. Obtaining or renewing required permits may be delayed or prevented due to opposition by neighboring property owners, members of the public or other third parties, and other factors beyond the Company’s control. A decision by a governmental agency or other third party to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on the Company’s sand mining operations at the affected facility. Current or future regulations could have a material adverse effect on the Company’s sand mining operations and the Company may not be able to renew or obtain permits in the future.

The Company’s sand mining operations entail silica-related health issues and litigation that could have a material adverse effect on the Company.

The inhalation of respirable crystalline silica is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders such as scleroderma. These health risks have been, and may continue to be, a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect the Company through the threat of product liability or employee lawsuits and increased scrutiny by federal, state and local regulatory authorities.

Premier Silica is named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of Premier Silica’s customers alleging damages caused by silica exposure. As of May 1, 2012, Premier Silica was the subject of approximately 2,500 silica exposure claims, the great majority of which have been inactive for many years due to the plaintiffs’ failure to meet specific legal requirements to advance their claims. Almost all of the claims pending against Premier Silica arise out of the alleged use of Premier Silica’s sand products in foundries or as an abrasive blast media and have been filed in the states of Texas, Louisiana, Florida and West Virginia, although some cases have been brought in many other jurisdictions over the years.

PIONEER NATURAL RESOURCES COMPANY

It is possible that Premier Silica will continue to have silica-related products liability claims filed against it, including claims that allege silica exposure for periods for which there is not insurance coverage. Any pending or future claims or inadequacies of insurance coverage or indemnification from the seller could have a material adverse effect on the Company’s results of operations.

These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchases of treasury stock under plans or programs during the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2012	153,159	$92.63	—
February 2012	279,725	$113.42	—
March 2012	94,098	$108.55	—

Total	526,982	$106.51	—	$—

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

Item 4.	Mine Safety Disclosures

Not applicable.

PIONEER NATURAL RESOURCES COMPANY

Item 6.	Exhibits

Exhibits

Exhibit Number		Description
10.1	—	Amended and Restated Credit Agreement entered into as of March 29, 2012, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Southwest Energy Partners L.P., File No. 001-34032, filed with the SEC on April 3, 2012).

10.2	(a) —	Form of Restricted Stock Award Agreement between the Company and Timothy L. Dove, with respect to annual awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Award Agreement.

10.3	(a) —	Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.4	(a) —	Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to annual awards made under the Company’s 2006 Long Term Incentive Plan together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement.

10.5	(a) —	Form of Nonstatutory Stock Option Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement.

10.6	(a) —	Form of Restricted Stock Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company’s 2006 Long-Term Incentive Plan.

10.7	(a) —	Form of Restricted Stock Unit Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company’s 2006 Long-Term Incentive Plan.

10.8	(a) —	Amendment No. 7 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, executed April 2, 2012.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 7, 2012	By:	/s/ RICHARD P. DEALY
Richard P. Dealy
Executive Vice President and Chief Financial Officer

Date: May 7, 2012	By:	/s/ FRANK W. HALL
Frank W. Hall
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—	Amended and Restated Credit Agreement entered into as of March 29, 2012, among Pioneer Southwest Energy Partners L.P., as the Borrower, Bank of America, N.A., as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pioneer Southwest Energy Partners L.P., File No. 001-34032, filed with the SEC on April 3, 2012).

10.2	(a) —	Form of Restricted Stock Award Agreement between the Company and Timothy L. Dove, with respect to annual awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Award Agreement.

10.3	(a) —	Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement.

10.4	(a) —	Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to annual awards made under the Company’s 2006 Long Term Incentive Plan together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement.

10.5	(a) —	Form of Nonstatutory Stock Option Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company’s 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Nonstatutory Stock Option Agreement.

10.6	(a) —	Form of Restricted Stock Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company’s 2006 Long-Term Incentive Plan.

10.7	(a) —	Form of Restricted Stock Unit Award Agreement between the Company and executive officers of the Company with respect to retention awards made under the Company’s 2006 Long-Term Incentive Plan.

10.8	(a) —	Amendment No. 7 to the Pioneer Natural Resources USA, Inc. 401(k) and Matching Plan, executed April 2, 2012.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Filed herewith.
(b)	Furnished herewith.