Form 10-Q
period 2013-03-31
PIONEER NATURAL RESOURCES CO
filed 2013-05-08
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 2, 2013                                 136,578,089

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, the receipt of approvals required to consummate the Company's Southern Wolfcamp joint interest transaction, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Company's operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of an industrial sand mining business and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission (the "SEC"). In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430,298	$229,396
Accounts receivable:
Trade, net	355,093	316,854
Due from affiliates	4,124	3,299
Income taxes receivable	1,394	7,447
Inventories	233,402	197,056
Prepaid expenses	13,337	13,438
Other current assets:
Derivatives	151,431	279,119
Other	7,335	3,746
Total current assets	1,196,414	1,050,355
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	15,007,980	14,259,708
Unproved properties	218,404	231,555
Accumulated depletion, depreciation and amortization	(4,633,359)	(4,412,913)
Total property, plant and equipment	10,593,025	10,078,350
Goodwill	298,142	298,142
Other property and equipment, net	1,228,108	1,217,694
Other assets:
Investment in unconsolidated affiliate	216,369	204,129
Derivatives	95,121	55,257
Other, net	134,118	165,103
	$13,761,297	$13,069,030

The financial information included as of March 31, 2013 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$780,395	$729,942
Due to affiliates	39,968	96,935
Interest payable	37,494	68,083
Income taxes payable	292	208
Deferred income taxes	51,783	86,481
Other current liabilities:
Derivatives	20,413	13,416
Other	41,521	39,725
Total current liabilities	971,866	1,034,790
Long-term debt	3,017,280	3,721,193
Derivatives	13,372	12,307
Deferred income taxes	2,202,637	2,140,416
Other liabilities	290,071	293,016
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 145,799,929 and 134,966,740 shares issued at March 31, 2013 and December 31, 2012, respectively	1,458	1,350
Additional paid-in capital	4,898,318	3,683,934
Treasury stock at cost: 9,337,865 and 11,611,093 at March 31, 2013 and December 31, 2012, respectively	(420,947)	(510,570)
Retained earnings	2,609,801	2,514,640
Total equity attributable to common stockholders	7,088,630	5,689,354
Noncontrolling interests in consolidating subsidiaries	177,441	177,954
Total equity	7,266,071	5,867,308
Commitments and contingencies
	$13,761,297	$13,069,030

The financial information included as of March 31, 2013 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues and other income:
Oil and gas	$787,855	$718,956
Interest and other	19,315	21,908
Gain on disposition of assets, net	24,417	43,596
	831,587	784,460
Costs and expenses:
Oil and gas production	169,140	131,781
Production and ad valorem taxes	54,297	45,796
Depletion, depreciation and amortization	230,763	181,418
Exploration and abandonments	27,627	53,287
General and administrative	63,751	63,067
Accretion of discount on asset retirement obligations	3,153	2,430
Interest	50,735	46,858
Derivative (gains) losses, net	42,243	(91,750)
Other	21,349	23,607
	663,058	456,494
Income from continuing operations before income taxes	168,529	327,966
Income tax provision	(59,329)	(117,703)
Income from continuing operations	109,200	210,263
Income (loss) from discontinued operations, net of tax	(465)	10,695
Net income	108,735	220,958
Net income attributable to noncontrolling interests	(8,072)	(6,339)
Net income attributable to common stockholders	$100,663	$214,619

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.77	$1.65
Income (loss) from discontinued operations attributable to common stockholders	—	0.08
Net income attributable to common stockholders	$0.77	$1.73
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.75	$1.60
Income (loss) from discontinued operations attributable to common stockholders	—	0.08
Net income attributable to common stockholders	$0.75	$1.68
Weighted average shares outstanding:
Basic	128,940	122,480
Diluted	132,751	126,247
Dividends declared per share	$0.04	$0.04

Amounts attributable to common stockholders:
Income from continuing operations	$101,128	$203,924
Income (loss) from discontinued operations, net of tax	(465)	10,695
Net income	$100,663	$214,619

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$108,735	$220,958
Other comprehensive activity:
Net hedge losses included in continuing operations	—	2,508
Income tax benefit	—	(928)
Other comprehensive activity	—	1,580
Comprehensive income	108,735	222,538
Comprehensive income attributable to the noncontrolling interests	(8,072)	(6,339)
Comprehensive income attributable to common stockholders	$100,663	$216,199

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
Balance as of December 31, 2012	123,356	$1,350	$3,683,934	$(510,570)	$2,514,640	$177,954	$5,867,308
Issuance of common stock	10,350	103	1,280,813	—	—	—	1,280,916
Dividends declared ($0.04 per share)	—	—	—	—	(5,502)	—	(5,502)
Exercise of long-term incentive plan stock options	41	—	(791)	1,838	—	—	1,047
Treasury stock purchases	2,232	—	—	(19,202)	—	—	(19,202)
Conversion of 2.875% senior convertible notes	—	—	(106,989)	106,987	—	—	(2)
Tax benefit related to conversion of 2.875% senior convertible notes	—	—	22,524	—	—	—	22,524
Tax benefit related to stock-based compensation	—	—	1,688	—	—	—	1,688
Compensation costs:
Vested compensation awards, net	484	5	(5)	—	—	—	—
Compensation costs included in net income	—	—	17,144	—	—	300	17,444
Cash distributions to noncontrolling interests	—	—	—	—	—	(8,885)	(8,885)
Net income	—	—	—	—	100,663	8,072	108,735
Balance as of March 31, 2013	136,463	$1,458	$4,898,318	$(420,947)	$2,609,801	$177,441	$7,266,071

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$108,735	$220,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	230,763	181,418
Exploration expenses, including dry holes	7,954	27,163
Deferred income taxes	51,894	105,871
Gain on disposition of assets, net	(24,417)	(43,596)
Accretion of discount on asset retirement obligations	3,153	2,430
Discontinued operations	(158)	1,577
Interest expense	4,844	9,870
Derivative related activity	95,884	(27,243)
Amortization of stock-based compensation	17,395	15,086
Amortization of deferred revenue	—	(10,459)
Other noncash items	(2,922)	(9,516)
Change in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable, net	(41,803)	(20,663)
Income taxes receivable	6,053	1,407
Inventories	825	(31,027)
Prepaid expenses	101	1,413
Other current assets	(636)	2,488
Accounts payable	(57,572)	19,326
Interest payable	(30,589)	(21,917)
Income taxes payable	84	16,941
Other current liabilities	(9,514)	(15,441)
Net cash provided by operating activities	360,074	426,086
Cash flows from investing activities:
Proceeds from disposition of assets	46,184	58,514
Additions to oil and gas properties	(697,191)	(678,339)
Additions to other assets and other property and equipment, net	(56,169)	(59,841)
Net cash used in investing activities	(707,176)	(679,666)
Cash flows from financing activities:
Borrowings under long-term debt	304,922	134,000
Principal payments on long-term debt	(1,012,253)	(49,000)
Proceeds from issuance of common stock, net of issuance costs	1,280,916	—
Distributions to noncontrolling interests	(8,885)	(8,957)
Borrowings (payments) of other liabilities	(210)	458
Exercise of long-term incentive plan stock options	1,047	1,008
Purchases of treasury stock	(19,202)	(56,129)
Excess tax benefits from share-based payment arrangements	1,688	12,938
Payments of convertible senior note conversions and financing fees	(2)	(1,261)
Dividends paid	(17)	(43)
Net cash provided by financing activities	548,004	33,014
Net increase (decrease) in cash and cash equivalents	200,902	(220,566)
Cash and cash equivalents, beginning of period	229,396	537,484
Cash and cash equivalents, end of period	$430,298	$316,918

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE A. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company operating in the United States, with field operations in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Barnett Shale Combo play in North Texas, the Raton field in southeastern Colorado, the Hugoton field in southwest Kansas, the West Panhandle field in the Texas Panhandle and Alaska.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 include all adjustments and accruals, consisting only of normal recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
Certain reclassifications have been made to the 2012 financial statement and footnote amounts in order to conform to the 2013 presentation.
Issuance of common stock. In February 2013, the Company issued 10.35 million shares of its common stock and realized $1.3 billion of proceeds, net of associated underwriting and offering expenses.
Noncontrolling interest in consolidated subsidiaries. The Company owns a 0.1 percent general partner interest and a 52.4 percent limited partner interest in Pioneer Southwest Energy Partners L.P. ("Pioneer Southwest"). The Company owns and controls Pioneer Natural Resources GP LLC (the "General Partner"), which manages Pioneer Southwest. Pioneer Southwest owns interests in certain oil and gas properties in the Spraberry field in the Permian Basin of West Texas. The financial position, results of operations and cash flows of Pioneer Southwest are consolidated with those of the Company. Noncontrolling interests in consolidated subsidiaries includes $163.9 million attributable to outstanding Pioneer Southwest common units held by unitholders other than Pioneer or its subsidiaries as of March 31, 2013.

NOTE C. Acquisitions and Divestitures

Premier Silica Business Combination

On April 2, 2012, a wholly-owned subsidiary of the Company acquired an industrial sand mining business that is now called Premier Silica LLC ("Premier Silica"). Premier Silica's primary mine operations are in Brady, Texas. The Brady mine facilities primarily produce, process and provide sand to the Company for use as proppant in its fracture stimulation of oil and gas wells in Texas. Excess sand and sand not useable for fracture stimulation is sold to third parties for use as proppant or other industrial and recreational purposes. The aggregate purchase price of Premier Silica was $297.1 million, including closing adjustments.

Divestitures Recorded in Continuing Operations

Sales of unproved oil and gas properties. For the three months ended March 31, 2013, the Company's pretax gain on disposition of assets from continuing operations of $24.4 million was primarily associated with the sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations to an unaffiliated third party for cash proceeds of $37.4 million, which resulted in a pretax gain of $21.7 million. For the three months ended March 31, 2012, the Company's pretax gain on disposition of assets of $43.6 million was primarily associated with the sale of a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale field to unaffiliated third parties for cash proceeds of $54.7 million, which resulted in a pretax gain of $42.6 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Divestitures Recorded as Discontinued Operations

South Africa. During the first quarter of 2012, the Company agreed to sell its net assets in South Africa ("Pioneer South Africa") to an unaffiliated third party, effective January 1, 2012, for $60.0 million of cash proceeds before normal closing and other adjustments, and the buyer's assumption of certain liabilities of the Company's South Africa subsidiaries. In August 2012, the Company completed the sale of Pioneer South Africa for net cash proceeds of $15.9 million, including normal closing adjustments for cash revenues and costs and expenses from the effective date through the date of the sale, resulting in a third quarter 2012 pretax gain of $28.6 million. The Company classified Pioneer South Africa's results of operations as income from discontinued operations, net of tax, in the accompanying consolidated statements of operations.

For the three months ended March 31, 2012, the Company recognized revenues and other income and pretax earnings of $19.6 million and $17.4 million, respectively, associated with discontinued operations, principally related to the results of operations of Pioneer South Africa prior to its divestiture in August 2012.

Pending Divestitures
Southern Wolfcamp. In January 2013, the Company signed an agreement with Sinochem Petroleum USA LLC ("Sinochem"), a U.S. subsidiary of the Sinochem Group, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas for total consideration of $1.7 billion. Sinochem will pay $522.0 million in cash to Pioneer at closing, before normal closing adjustments, and will pay the remaining $1.2 billion by carrying 75 percent of Pioneer's portion of future drilling and facilities costs attributable to the horizontal Wolfcamp Shale play. This transaction is expected to close during the second quarter of 2013, subject to governmental approvals.

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
March 31, 2013
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company's assets and liabilities that are measured at fair value as of March 31, 2013:

	Fair Value Measurement at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2013
	(in thousands)
Recurring fair value measurements
Assets:
Trading securities	$158	$142	$—	$300
Commodity derivatives	—	246,552	—	246,552
Deferred compensation plan assets	53,768	—	—	53,768
Total assets	53,926	246,694	—	300,620
Liabilities:
Commodity derivatives	—	28,001	—	28,001
Interest rate derivatives	—	5,784	—	5,784
Total liabilities	—	33,785	—	33,785
Total recurring fair value measurements	$53,926	$212,909	$—	$266,835
Trading securities and deferred compensation plan assets. The Company's trading securities are comprised of securities that are both actively traded and not actively traded on major exchanges. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2013, substantially all of the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs. Inputs for certain trading securities that are not actively traded on major exchanges were classified as Level 2 inputs.
Commodity derivatives. The Company's commodity derivatives represent oil, natural gas liquids ("NGL") and gas swap contracts, collar contracts and collar contracts with short puts. The asset and liability measurements for the Company's oil, NGL and gas swap, collar and collar contracts with short puts represent Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.

The asset and liability values attributable to the Company's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Interest rate derivatives. The Company's interest rate derivative liabilities as of March 31, 2013 represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts as of March 31, 2013 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate ("LIBOR") yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative liability measurements represent Level 2 inputs in the hierarchy.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Long-term debt	$3,017,280	$3,768,884	$3,721,193	$4,555,770
Long-term debt includes the Company's credit facility, the Pioneer Southwest credit facility and the Company's senior notes. The fair value of debt is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy.
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
The Company has other financial instruments consisting primarily of cash equivalents, receivables, prepaid expenses, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and relatively short maturities. Non-financial assets and liabilities initially measured at fair value include certain assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table sets forth the volumes per day in barrels ("BBLs") associated with the Company's outstanding oil derivative contracts as of March 31, 2013 and the weighted average oil prices per BBL for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2013	2014	2015
Collar contracts with short puts:
Volume (BBL)	72,430	69,000	26,000
Average price per BBL:
Ceiling	$119.89	$114.05	$104.45
Floor	$92.26	$93.70	$95.00
Short put	$74.36	$77.61	$80.00
Swap contracts:
Volume (BBL)	3,000	—	—
Average price per BBL	$81.02	$—	$—
Rollfactor swap contracts:
Volume (BBL)	6,000	15,000	—
NYMEX roll price (a)	$0.43	$0.38	$—
Basis swap contracts:
Midland-Cushing index swap volume (BBL)	1,655	—	—
Average price per BBL (b)	$(5.75)	$—	$—
Cushing-LLS index swap volume (BBL)	669	—	—
Average price per BBL (c)	$(9.30)	$—	$—
 ____________________

(a)
Represents swaps that fix the difference between (i) each day's price per BBL of WTI for the first nearby month less (ii) the price per BBL of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per BBL of WTI for the first nearby month less (iv) the price per BBL of WTI for the third nearby NYMEX month, multiplied by .3333.

(b)	Basis differential price between Midland WTI and Cushing WTI.

(c)	Basis differential price between Cushing WTI and Louisiana Light Sweet crude "LLS".
NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities' NGL product component prices.
The following table sets forth the volumes per day in BBLs associated with the Company's outstanding NGL derivative contracts as of March 31, 2013 and the weighted average NGL prices per BBL for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2013	2014
Collar contracts with short puts:
Volume (BBL)	1,064	1,000
Average price per BBL:
Ceiling	$105.28	$109.50
Floor	$89.30	$95.00
Short put	$75.20	$80.00

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Subsequent to March 31, 2013, the Company entered into additional NGL collar contracts for (i) 2,000 BBLs per day of the Company's May through December 2013 ethane production with a ceiling price of $12.60 per BBL and a floor price of $10.50 per BBL, (ii) 500 BBLs per day of the Company's July through December 2013 ethane production with a ceiling price of $13.02 per BBL and a floor price of $10.50 per BBL and (iii) 3,000 BBLs per day of the Company's 2014 ethane production with a ceiling price of $13.72 per BBL and a floor price of $10.78 per BBL.
Gas production derivative activities. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to NYMEX Henry Hub ("HH") gas prices or regional index prices where the gas is sold. The Company uses derivative contracts to manage gas price volatility and reduce basis risk between HH prices and actual index prices at which the gas is sold.
The following table sets forth the volumes per day in millions of British thermal units ("MMBTU") associated with the Company's outstanding gas derivative contracts as of March 31, 2013 and the weighted average gas prices per MMBTU for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2013	2014	2015	2016
Collar contracts with short puts:
Volume (MMBTU) (a)	—	65,000	235,000	20,000
Price per MMBTU:
Ceiling	$—	$4.70	$5.09	$5.36
Floor	$—	$4.00	$4.00	$4.00
Short put	$—	$3.00	$3.00	$3.00
Collar contracts:
Volume (MMBTU) (a)	150,000	—	—	—
Price per MMBTU:
Ceiling	$6.25	$—	$—	$—
Floor	$5.00	$—	$—	$—
Swap contracts:
Volume (MMBTU)	170,282	175,000	20,000	—
Price per MMBTU	$5.07	$4.02	$4.31	$—
Basis swap contracts:
Volume (MMBTU) (a)	162,500	10,000	—	—
Price per MMBTU	$(0.22)	$(0.19)	$—	$—
____________________

(a)
Subsequent to March 31, 2013, the Company entered into additional (i) collar contracts for 2,500 MMBTUs per day of the Company's June through December 2013 production with a ceiling price of $4.50 per MMBTU and a floor price of $4.00 per MMBTU, (ii) collar contracts with short puts for 50,000 MMBTUs per day of the Company's 2014 production with a ceiling price of $4.70 per MMBTU, a floor price of $4.00 per MMBTU and a short put price of $3.00 per MMBTU, (iii) collar contracts with short puts for 50,000 MMBTUs per day of the Company's 2015 production with a ceiling price of $5.03 per MMBTU, a floor price of $4.00 per MMBTU and a short put price of $3.00 per MMBTU, (iv) basis swap contracts for 22,500 MMBTU per day of the Company's 2014 production with a negative price differential of $0.18 per MMBTU between the relevant index price and the NYMEX price and (v) basis swap contracts for 7,500 MMBTU per day of the Company's 2015 production with a negative price differential of $0.13 per MMBTU between the relevant index price and the NYMEX price.

Marketing and basis transfer derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to utilize unused firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate the related price risk.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table sets forth the contract volumes associated with the Company's outstanding marketing derivative contracts as of March 31, 2013 and the weighted average prices for those contracts:

Nine Months Ending December 31,
2013
Average Daily Gas Production Associated with Marketing Derivatives:
Basis swap contracts:
Index swap volume (MMBTU)	4,364
Price differential ($/MMBTU)	$0.34
     Interest rates. As of March 31, 2013, the Company was a party to interest rate derivative contracts that lock in a fixed forward annual interest rate of 3.21 percent, for a 10-year period ending in December 2025, on a notional amount of $250 million. These derivative contracts mature and settle by their terms in December 2015.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of March 31, 2013 and December 31, 2012 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty, as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty.
The aggregate fair value of the Company's derivative instruments reported in the consolidated balance sheets by commodity and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2013
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$160,149	$(8,718)	$151,431
Commodity price derivatives	Derivatives - noncurrent	$100,090	$(4,969)	95,121
				$246,552
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$29,131	$(8,718)	$20,413
Commodity price derivatives	Derivatives - noncurrent	$12,557	$(4,969)	7,588
Interest rate derivatives	Derivatives - noncurrent	$5,784	$—	5,784
				$33,785

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

Fair Value of Derivative Instruments as of December 31, 2012
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in thousands)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$286,805	$(7,686)	$279,119
Commodity price derivatives	Derivatives - noncurrent	$61,618	$(6,361)	55,257
				$334,376
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$21,102	$(7,686)	$13,416
Commodity price derivatives	Derivatives - noncurrent	$8,944	$(6,361)	2,583
Interest rate derivatives	Derivatives - noncurrent	$9,724	$—	9,724
				$25,723

The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.

Derivatives in Cash Flow Hedging	Location of (Gain)/Loss Reclassified from
		Three Months Ended March 31,
Relationships	AOCI into Earnings	2013	2012
		(a)
Commodity price derivatives	Oil and gas revenue	$—	$809
Interest rate derivatives	Interest expense	—	1,699
Total		$—	$2,508
____________________

(a)	During 2012, all remaining Accumulated Other Comprehensive Income ("AOCI") related to hedging was transferred to earnings.

Derivatives Not Designated as Hedging	Location of (Gain) Loss Recognized in	Three Months Ended March 31,
Instruments	Earnings on Derivatives	2013	2012

Commodity price derivatives	Derivative (gains) losses, net	$46,183	$(88,130)
Interest rate derivatives	Derivative (gains) losses, net	(3,940)	(3,620)
Total		$42,243	$(91,750)
NOTE F. Exploratory Costs
The Company capitalizes exploratory well and project costs until a determination is made that the well or project has either found proved reserves, is impaired or is sold. After an exploratory well has been completed and found oil and gas reserves, a determination may be pending as to whether the oil and gas reserves can be classified as proved. In those circumstances, the Company continues to capitalize the well or project costs pending the determination of proved status if (i) the well has found a sufficient quantity of reserves to justify its completion as a producing well and (ii) the Company is making sufficient progress assessing the reserves and the economic and operating viability of the project. The Company's capitalized exploratory well and project costs are presented in proved properties in the accompanying consolidated balance sheets. If the exploratory well or project is determined to be impaired, the impaired costs are charged to exploration and abandonments expense.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2013:

Three Months Ended March 31, 2013
(in thousands)
Beginning capitalized exploratory costs	$212,670
Additions to exploratory costs pending the determination of proved reserves	351,575
Reclassification due to determination of proved reserves	(262,754)
Exploratory well costs charged to exploration expense	(7,734)
Ending capitalized exploratory costs	$293,757

The following table provides an aging, as of March 31, 2013 and December 31, 2012, of capitalized exploratory costs and the number of projects for which exploratory costs have been capitalized for a period greater than one year based on the date drilling was completed:

	March 31, 2013	December 31, 2012
	(in thousands, except project counts)
Capitalized exploratory costs that have been suspended:
One year or less	$174,841	$190,678
More than one year	118,916	21,992
	$293,757	$212,670

Number of projects with exploratory costs that have been suspended for a period greater than one year	2	1
Alaska - Oooguruk. As of each of March 31, 2013 and December 31, 2012, the Company had $22.0 million of suspended well costs recorded for the K-13 well in the Alaska Oooguruk field. Drilling on the K-13 well was completed during September 2011. During well completion operations, subsurface damages were sustained. The Company plans to recomplete the well during 2013. The well may require additional stimulation work that, if required, will be done during the first quarter of 2014 to initiate production.
Alaska - Nuna. The Company's Nuna project, which has $96.9 million of suspended project costs as of March 31, 2013, includes the Nuna-1 exploration well that was drilled during 2012 to test the Torok formation and a second appraisal well that was drilled and logged during the first quarter of 2013. The Company flow-tested the Nuna-1 well during the second quarter of 2012 and again in the first quarter of 2013. The second appraisal well encountered a mechanical problem and could not be flow-tested before the end of the winter drilling season. The results of the flow-tests on the Nuna-1 well and the log data from the second Nuna well are both very encouraging. The Company is currently conducting a front-end engineering design ("FEED") study to evaluate the potential for onshore production facilities to support the project.
NOTE G. Long-term Debt
The Company's long-term debt consists of senior notes and revolving credit facilities, including the effects of net deferred fair value hedge losses and issuance discounts. As of March 31, 2013, the Company and Pioneer Southwest were in compliance with all of their debt covenants.
Credit facility. The Company maintains a Credit Agreement (the "Credit Facility") with a syndicate of financial institutions that has aggregate loan commitments of $1.5 billion that expires in December 2017. As of March 31, 2013, the Company had no outstanding borrowings under the Credit Facility.
Pioneer Southwest credit facility. Pioneer Southwest maintains a Credit Agreement (the "Pioneer Southwest Credit Facility") with a syndicate of financial institutions that has aggregate loan commitments of $300 million that expires in March 2017. As of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

March 31, 2013, Pioneer Southwest had outstanding borrowings of $154.0 million under the Credit Facility, leaving $146.0 million of unused borrowing capacity.
Convertible senior notes. As of March 31, 2013 and December 31, 2012, the Company had $218.6 million and $479.9 million of 2.875% Convertible Senior Notes due 2038 ("Convertible Senior Notes") outstanding. The Convertible Senior Notes are convertible at the option of the holders under certain circumstances, using a net share settlement process, into a combination of cash and the Company's common stock based on a formula set forth in the indenture supplement pursuant to which the Convertible Senior Notes were issued and, as of January 15, 2013, are redeemable by the Company at any time for cash at a price equal to the full principal amount plus accrued and unpaid interest.
During December 2012, the Company's stock price met the price threshold that causes the Convertible Senior Notes to be convertible at the option of the holders for the three months ended March 31, 2013. Associated therewith, during the three months ended March 31, 2013, holders of $274.1 million principal amount of the Convertible Senior Notes exercised their right to convert their Convertible Senior Notes into cash and shares of the Company's common stock and the Company paid the tendering holders $261.3 million of cash and issued to the tendering holders 2.4 million shares of the Company's common stock during the three months ended March 31, 2013, in accordance with the terms of the Convertible Senior Notes indenture agreement. The remaining $12.8 million principal amount was settled in cash and the issuance of 115 thousand shares of the Company's common stock in April 2013.
The Company's stock prices during March 2013 and 2012 also met the price threshold that causes the Convertible Senior Notes to be convertible at the option of the holders for the following three month period. In addition, on April 15, 2013, the Company announced that it would exercise its option to redeem all Convertible Senior Notes that have not been converted by the holders before May 16, 2013.
If all of the remaining Convertible Senior Notes had been converted on March 31, 2013, the note holders would have received $218.6 million of additional cash and approximately 2.1 million shares of the Company's common stock, which were valued at $259.7 million on March 31, 2013. Holders of the Convertible Senior Notes who present their notes for conversion prior to May 16, 2013 will be subject to a 20 consecutive day cash settlement averaging period that will encompass the trading days from April 16, 2013 through May 13, 2013. The Company has the intent and ability to fund cash payments that will be required upon the conversion or redemption of the Convertible Senior Notes with borrowing capacity under the Credit Facility. Accordingly, the Convertible Senior Notes are classified as long-term debt in the accompanying balance sheets.
Interest on the principal amount of the Convertible Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The trading price of the Convertible Senior Notes for the five consecutive trading days preceding January 15, 2013 exceeded 120 percent of the principal amount of the note and, in accordance with the indenture supplement, the interest rate in effect during the January 15, 2013 to July 14, 2013 period was reduced to 2.375 percent.
NOTE H. Incentive Plans
Stock-based compensation
For the three months ended March 31, 2013, the Company recorded $27.6 million of stock-based compensation expense for all plans, as compared to $21.3 million for the same period of 2012. As of March 31, 2013, there was $198.5 million of unrecognized compensation expense related to unvested share- and unit-based compensation plan awards, including $47.5 million attributable to stock-based awards that are expected to be settled in cash on their vesting date, rather than in equity shares ("Liability Awards"). This compensation will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2013 and December 31, 2012, accounts payable – due to affiliates includes $5.8 million and $18.8 million, respectively, of liabilities attributable to Liability Awards.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following table summarizes the activity that occurred during the three months ended March 31, 2013, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options	Pioneer Southwest LTIP Restricted Units	Pioneer Southwest LTIP Phantom Units
Outstanding at December 31, 2012	1,512,762	405,916	91,370	467,486	7,496	102,644
Awards granted	397,439	238,269	94,917	—	—	32,242
Awards vested	(476,717)	(178,143)	—	—	—	(35,118)
Options exercised	—	—	—	(12,818)	—	—
Awards forfeited	(3,834)	(5,015)	—	—	—	—
Outstanding as of March 31, 2013	1,429,650	461,027	186,287	454,668	7,496	99,768
Postretirement Benefit Obligations
As of March 31, 2013 and December 31, 2012, the Company had $9.1 million and $9.7 million, respectively, of unfunded accumulated postretirement benefit obligations, the current and noncurrent portions of which are included in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. These obligations are comprised of five unfunded plans, of which four relate to predecessor entities that the Company acquired in prior years, and one funded plan that the Company assumed sponsorship for in conjunction with the acquisition of Premier Silica.
The unfunded plans had no assets as of March 31, 2013 or December 31, 2012. The Company's funding policy for the Premier Silica plan is to contribute amounts sufficient to meet legal funding requirements, plus any additional amounts that the Company may determine to be appropriate considering the funded status of the plan, tax deductibility, the cash flow generated by the Company, and other factors. The Company continually reassesses the amount and timing of any discretionary contributions and may elect to make such contributions in future periods.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Beginning asset retirement obligations	$197,754	$136,742
New wells placed on production	2,468	830
Changes in estimates (a)	(5,597)	—
Dispositions	(4,079)	—
Liabilities settled	(2,849)	(5,688)
Accretion of discount	3,153	2,430
Accretion of discount from integrated services (b)	11	—
Ending asset retirement obligations	$190,861	$134,314
_____________________

(a)
The change in estimate during the three months ended March 31, 2013 is attributable to lengthening the economic life of certain wells, which reduced the present value of the associated asset retirement obligation.

(b)
Accretion of discount from integrated services includes Premier Silica accretion expense, which is recorded as a reduction in third-party income from vertical integration services in interest and other income in the Company's accompanying consolidated statements of operations. See Note K for more information about interest and other income.

The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2013 and December 31, 2012, the current portions of the Company's asset retirement obligations were $12.8 million and $13.3 million, respectively.
NOTE J. Commitments and Contingencies
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Alaskan Petroleum Production Tax credits and refunds (a)	$19,408	$11,846
Equity interest in income of unconsolidated affiliate	3,536	441
Other income	1,876	1,641
Deferred compensation plan income	1,627	1,374
Interest income	93	57
Income (loss) from vertical integration services (b)	(7,225)	6,549
Total interest and other income	$19,315	$21,908
 ____________________

(a)
The Company earns Alaskan Petroleum Production Tax ("PPT") credits on qualifying capital expenditures. The Company recognizes income from PPT credits when they are realized through cash refunds or as reductions in production and ad valorem taxes if realizable as offsets to PPT expense.

(b)
Income (loss) from vertical integration services represent net margins that result from Company-provided fracture stimulation, drilling and related service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2013 and 2012, these net margins include $56.1 million and $75.4 million of gross vertical integration revenues, respectively, and $63.3 million and $68.9 million of total vertical integration costs and expenses, respectively.

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Transportation commitment charge (a)	$9,377	$8,453
Other	4,565	2,911
Above market and idle drilling and well services equipment rates (b)	3,507	4,986
Inventory impairment (c)	1,587	6,041
Contingency and environmental accrual adjustments	1,294	1,216
Terminated drilling rig contract charges (d)	1,019	—
Total other expense	$21,349	$23,607
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Primarily represents expenses attributable to the portion of Pioneer's contracted drilling rig rates that are above current market rates and idle drilling rig fees, neither of which are charged to joint operations.

(c)	Represents valuation charges on excess materials and supplies inventories.

(d)	Primarily represents charges to terminate a drilling rig contract that is not required to meet planned activities.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE M. Income Taxes
The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Current	$(7,435)	$(11,832)
Deferred	(51,894)	(105,871)
Income tax provision	$(59,329)	$(117,703)

For each of the three months ended March 31, 2013 and 2012, the Company's effective tax rate, excluding income attributable to the noncontrolling interest, was 37 percent. The Company's effective tax rate differed from the U.S. statutory rate of 35 percent due to state income taxes and nondeductible expenses.

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2008. As of March 31, 2013, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Income Per Share
The Company uses the two-class method of calculating net income per share because certain of the Company's and its consolidated subsidiaries' unvested share-based awards qualify as participating securities. Participating securities participate in the Company's dividend or partnership distributions and are assumed to participate in the Company's undistributed income proportionate to their share of the weighted average outstanding common shares, but are not assumed to participate in the Company's net losses because they are not contractually obligated to do so. Accordingly, allocations of earnings to participating securities are included in the Company's calculations of basic and diluted earnings per share from continuing operations, discontinued operations and net income attributable to common stockholders.
During periods in which the Company realizes a loss from continuing operations attributable to common stockholders, securities or other contracts to issue common stock would be dilutive to loss per share from continuing operations; therefore, conversion into common stock is assumed not to occur.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

The following tables reconcile the Company's net income (loss) attributable to common stockholders to basic net income attributable to common stockholders and diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Continuing Operations	Discontinued Operations	Total
	(in thousands)
Net income (loss) attributable to common stockholders	$101,128	$(465)	$100,663
Participating basic earnings	(1,270)	—	(1,270)
Basic net income (loss) attributable to common stockholders	99,858	(465)	99,393
Reallocation of participating earnings	35	—	35
Diluted income (loss) attributable to common stockholders	$99,893	$(465)	$99,428

	Three Months Ended March 31, 2012
	Continuing Operations	Discontinued Operations	Total
	(in thousands)
Net income attributable to common stockholders	$203,924	$10,695	$214,619
Participating basic earnings	(2,326)	(122)	(2,448)
Basic income attributable to common stockholders	201,598	10,573	212,171
Reallocation of participating earnings	68	3	71
Diluted income attributable to common stockholders	$201,666	$10,576	$212,242
The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Weighted average common shares outstanding:
Basic	128,940	122,480
Dilutive common stock options (a)	157	150
Convertible Senior Notes dilution	3,534	3,460
Contingently issuable performance unit shares	120	157
Diluted	132,751	126,247
 ____________________

(a)
Options to purchase 98,819 shares of the Company's common stock were excluded from the diluted income per share calculations for the three months ended March 31, 2013 because they would have been anti-dilutive to the calculation.

NOTE O. Subsequent Event
In April 2013, Pioneer Southwest declared a cash distribution of $0.52 per common unit for the period from January 1 to March 31, 2013. The distribution is payable on May 10, 2013 to unitholders of record at the close of business on May 3, 2013. Associated therewith, Pioneer Southwest expects to pay $18.6 million of aggregate distributions.
On April 15, 2013, the Company announced that it would exercise its option to redeem all Convertible Senior Notes that have not been converted by the holders before May 16, 2013 for cash at a price equal to the full principal amount plus accrued and unpaid interest, in accordance with the indenture agreement. The Convertible Senior Notes are convertible at the option of

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

the holders prior to May 16, 2013, using a net share settlement process, into a combination of cash and shares of the Company's common stock based on a formula set forth in the indenture supplement. See Note G for additional information about the Convertible Senior Notes.
On May 7, 2013, the Company delivered a proposal to the chairman of the Conflicts Committee (the "Conflicts Committee") of the General Partner to acquire all of the outstanding common units of Pioneer Southwest that are held by unitholders other than Pioneer or its subsidiaries for consideration of .2234 of a share of common stock of Pioneer for each outstanding common unit of Pioneer Southwest held by such unitholders in a transaction to be structured as a merger of Pioneer Southwest with a wholly-owned subsidiary of Pioneer.  In proposing the .2234 exchange ratio, the Company stated that it has assumed that a regular quarterly common unit distribution of $0.52 per common unit will be declared by Pioneer Southwest in July 2013 and that, thereafter, common unit distributions will be suspended while the transaction is pending.  The consummation of the transactions contemplated by the Company's proposal is subject to approval of the Company's board of directors, approval of the Conflicts Committee and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the first quarter of 2013 included the following highlights:

•
Net income attributable to common stockholders for the first quarter of 2013 was $100.7 million ($0.75 per diluted share), as compared to $214.6 million ($1.68 per diluted share) for the first quarter of 2012. The decrease in net income attributable to common stockholders is primarily comprised of a $101.1 million decrease in net income from continuing operations and an $11.2 million decline in income from discontinued operations, net of tax, as a result of completing the sale of Pioneer South Africa during the third quarter of 2012 and no longer recognizing the results of operations for Pioneer South Africa as discontinued operations. The primary components of the decrease in net income from continuing operations include:

▪
a $134.0 million change in net derivative activity, principally comprised of increases in gas derivative losses, partially offset by increases in oil derivative gains, as a result of cash settlements and changes in forward commodity prices and the Company's portfolio of derivatives;

▪	a $49.3 million increase in DD&A expense, primarily due to increased sales volumes and an increase in the carrying value of proved oil and gas properties; and

▪
a $37.4 million increase in oil and gas production costs, primarily due to increases in variable lease operating expenses and third-party transportation fees due to higher sales volumes; partially offset by

▪	a $68.9 million increase in oil and gas revenues as a result of an increase in sales volumes and average gas prices, partially offset by lower average oil and NGL prices; and

▪	a $58.4 million decrease in the Company's income tax provision.

•
During the first quarter of 2013, average daily sales volumes from continuing operations increased by 16 percent to 170,900 BOEPD, as compared to 146,727 BOEPD during the first quarter of 2012. The increase in first quarter 2013 average daily sales volumes, as compared to the first quarter of 2012, was primarily due to the Company's successful drilling program during the last nine months of 2012 and the first three months of 2013.

•
Average reported oil and NGL prices decreased during the first quarter of 2013 to $88.57 per BBL and $30.36 per BBL, respectively, as compared to $100.99 per BBL and $41.81 per BBL, respectively, in the first quarter of 2012. Average reported gas prices increased during the first quarter of 2013 to $3.14 per MCF, as compared to $2.51 per MCF in the first quarter of 2012.

•
Average oil and gas production costs per BOE increased to $10.99 for the first quarter of 2013, as compared to $9.87 for the first quarter of 2012, primarily due to increases in lease operating expenses and third-party transportation charges. The increase in lease operating expenses is primarily due to inflation of field services costs and the increase in third-party transportation fees is primarily due to gathering, treating and transportation costs associated with increasing sales volumes in the Permian Basin and South Texas asset areas.

•
Net cash provided by operating activities decreased to $360.1 million for the three months ended March 31, 2013, as compared to $426.1 million for the three months ended March 31, 2012. The $66.0 million decrease in net cash provided by operating activities is primarily due to working capital changes.

•
In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for total consideration of $1.7 billion. Sinochem will pay $522.0 million in cash to Pioneer at closing, before normal closing adjustments, and will pay the remaining $1.2 billion by carrying 75 percent of Pioneer's portion of future drilling and facilities costs attributable to the horizontal Wolfcamp Shale play. This transaction is expected to close during the second quarter of 2013, subject to governmental approvals.

•
During February 2013, the Company completed an offering of 10.35 million shares of its common stock at a per-share price, after underwriting and offering expenses, of $123.76 and realized $1.3 billion of associated net proceeds. The Company used the net proceeds from the offering to reduce outstanding debt under the Credit Facility and to increase cash and cash equivalents. The Company intends to use the increase in cash and cash equivalents for general corporate purposes, including funding the acceleration of horizontal appraisal drilling in the northern portion of the Company's highly prospective Wolfcamp/Spraberry acreage position in West Texas.

•
During the first three months of 2013, certain holders of the Company's Convertible Senior Notes exercised their right to convert their Convertible Senior Notes. Associated therewith, the Company paid $261.3 million of cash and issued 2.4 million shares of the Company's common stock during the first quarter of 2013. In April 2013, the Company announced

PIONEER NATURAL RESOURCES COMPANY

that it would exercise its option to redeem all Convertible Senior Notes that have not been converted by the holders before May 16, 2013 for cash at a price equal to the full principal amount plus accrued and unpaid interest, in accordance with the indenture agreement. The Convertible Senior Notes are convertible at the option of the holders prior to May 16, 2013, using a net share settlement process, into a combination of cash and shares of the Company's common stock for the Convertible Senior Note's conversion value in excess of the principal amount. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Convertible Senior Notes.

•
As of March 31, 2013, the Company's net debt to book capitalization was 26 percent, as compared to 37 percent as of December 31, 2012. The Company was upgraded to investment grade by one of its debt rating agencies during the first quarter of 2013. Three of the major debt rating agencies have now upgraded the Company to investment grade.

Recent Developments
On May 7, 2013, the Company delivered a proposal to the chairman of the Conflicts Committee of the General Partner to acquire all of the outstanding common units of Pioneer Southwest that are held by unitholders other than Pioneer or its subsidiaries for consideration of .2234 of a share of common stock of Pioneer for each outstanding common unit of Pioneer Southwest held by such unitholders in a transaction to be structured as a merger of Pioneer Southwest with a wholly-owned subsidiary of Pioneer.  In proposing the .2234 exchange ratio, the Company stated that it has assumed that a regular quarterly common unit distribution of $0.52 per common unit will be declared by Pioneer Southwest in July 2013 and that, thereafter, common unit distributions will be suspended while the transaction is pending.  The consummation of the transactions contemplated by the Company's proposal is subject to approval of the Company's board of directors (the "Board"), approval of the Conflicts Committee and the negotiation of a definitive agreement.  There can be no assurance that a definitive agreement will be executed or that any transaction will be approved or consummated.
The consolidation of the properties of Pioneer and Pioneer Southwest in the Midland Basin in West Texas through this proposed transaction would facilitate the Company's plans to fully and optimally develop the area and would provide organizational, operational and administrative efficiencies. Pioneer owns 100 percent of the General Partner and owns approximately 52.4 percent of the 35,713,700 outstanding common units of Pioneer Southwest. See Notes B and O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information about Pioneer Southwest.

 Second Quarter 2013 Outlook
Based on current estimates, the Company expects the following operations and financial results from continuing operations for the quarter ending June 30, 2013:
Production is forecasted to average 174,000 to 179,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $14.00 to $16.00 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $14.00 to $16.00 per BOE.
Total exploration and abandonment expense is expected to be $25 million to $35 million. General and administrative expense is expected to be $62 million to $67 million. Interest expense is expected to be $50 million to $55 million, and other expense is expected to be $25 million to $35 million. Accretion of discount on asset retirement obligations is expected to be $2 million to $4 million.
Noncontrolling interest in consolidated subsidiaries' net income, excluding noncash mark-to-market adjustments, is expected to be $8 million to $11 million, primarily reflecting the public ownership in Pioneer Southwest.
The Company's effective income tax rate, excluding the effect of net income attributable to noncontrolling interest, is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Cash income taxes are expected to range from $5 million to $10 million, attributable to federal alternative minimum tax and state taxes.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2013:

	Oil (BBLs)	NGLs (BBLs)	Gas (MCF)	Total (BOE)
Permian Basin	52,763	13,303	62,116	76,418
South Texas - Eagle Ford Shale	12,741	10,133	86,305	37,257
Raton Basin	—	—	138,358	23,060
Mid-Continent	3,202	6,511	41,250	16,588
South Texas - Edwards and Austin Chalk	79	2	31,609	5,349
Barnett Shale	1,445	3,038	24,159	8,510
Alaska	3,707	—	—	3,707
Other	2	2	39	11
	73,939	32,989	383,836	170,900
During 2013 and 2012, the Company has focused its capital budgets and expenditures on oil and liquids-rich-gas drilling activities due to low gas prices. As a result of these capital activities, the Company's total liquids production from continuing operations increased to 63 percent of total production, on a BOE basis, for the three months ended March 31, 2013, as compared to 58 percent for the same period last year. Despite the increase in liquids production, the Company's liquids revenue, as a percent of total commodity sales, decreased to 86 percent for the three months ended March 31, 2013, as compared to 88 percent for the same period last year, due to a 25 percent increase in the average reported gas price and declines of 12 percent and 27 percent in reported oil and NGL prices, respectively, as compared to the first quarter of 2012.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2013:

	Acquisition Costs		Exploration	Development	Asset Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in thousands)
Permian Basin	$266	$3,531	$170,876	$313,455	$1,339	$489,467
South Texas - Eagle Ford Shale	—	763	121,520	39,910	776	162,969
Raton Basin	—	—	1,728	1,009	—	2,737
Mid-Continent	—	59	712	861	—	1,632
South Texas - Edwards and Austin Chalk	—	—	292	72	—	364
Barnett Shale	1,071	1,452	22,612	(1,413)	168	23,890
Alaska	—	—	41,326	52,827	(5,434)	88,719
Other	4	360	9,176	—	22	9,562
	$1,341	$6,165	$368,242	$406,721	$(3,129)	$779,340

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2013:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	136	72	143	—	65
South Texas - Eagle Ford Shale	11	7	11	—	7
Alaska	4	1	1	—	4
	151	80	155	—	76

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	17	23	14	—	26
South Texas - Eagle Ford Shale	21	30	26	—	25
Barnett Shale	9	8	7	2	8
Alaska	2	1	—	—	3
Other	—	3	—	—	3
	49	65	47	2	65
Permian Basin area. The Company completed 157 wells in the Permian Basin area during the first three months of 2013, all of which were successful.
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
In the horizontal Wolfcamp Shale play, the Company believes it has significant resource potential within its acreage based on its extensive geologic data covering the Wolfcamp A, B, C and D intervals and its drilling results to-date. The Company's horizontal drilling activity for 2013 will be focused on both the northern and southern portions of the play. During 2013, the Company expects to drill 30 to 40 horizontal wells in the northern portion of the play and 86 horizontal wells in the southern portion of the play.
During the fourth quarter of 2012, the Company initiated horizontal Wolfcamp Shale drilling activities to delineate the northern portion of its Spraberry acreage position by drilling in Midland County. During 2013, the Company plans to also test the Wolfcamp Shale potential in Martin County, Glasscock County and possibly Gaines County. Wells drilled in these areas are expected to benefit from greater original oil in place and higher reservoir pressures associated with deeper drilling depths. In addition, during 2013, the Company plans to drill several Spraberry Shale and Jo Mill horizontal wells. The Company expects to utilize five horizontal rigs in its northern acreage during 2013 to delineate the area's resource potential.
Specifically, during the second quarter of 2013, the Company's five-rig northern Spraberry drilling program will be focused in Midland and Martin counties and will consist of two horizontal rigs drilling Wolfcamp Shale appraisal wells, two horizontal rigs drilling Jo Mill and Spraberry Shale appraisal wells and one rig drilling Wolfcamp wells on the DL Hutt lease. Current plans are for all wells to be drilled on two-well pads to gain efficiencies; therefore, the wells will not be completed until after the second well on each pad is drilled.
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
In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for consideration of $1.7 billion. Sinochem will pay $522.0 million in cash to Pioneer at closing, before normal closing adjustments, and will pay the remaining $1.2 billion by carrying 75 percent of Pioneer's portion of future drilling and facilities

PIONEER NATURAL RESOURCES COMPANY

costs attributable to the horizontal Wolfcamp Shale play. This transaction is expected to close during the second quarter of 2013, subject to governmental approvals.
The Company and Sinochem have agreed to a plan to drill 86 horizontal Wolfcamp Shale wells during 2013, 120 wells in 2014 and 165 wells in 2015. Associated therewith, the Company expects to incur $425.0 million of drilling and facilities capital during 2013. To the extent the joint interest partner elects to participate in any vertical wells that are drilled in the joint interest area after the December 1, 2012 effective date, the joint interest partner will receive its share of production and costs from the Wolfcamp and deeper horizons based on the anticipated reserve contribution from the Wolfcamp and deeper intervals relative to anticipated reserves from all completed intervals. Pioneer's and the joint interest owner's participation in vertical wells will be based on each party's interest without any drilling carry being applied. Pioneer will retain 100 percent of its vertical production in the joint interest area for wells drilled before the December 1, 2012 effective date. Pioneer will also retain its current working interests in all horizons shallower than the Wolfcamp horizon and will continue as operator of the properties in the joint interest area.
The southern joint interest area includes defined portions of Upton, Reagan, Irion, Crockett and Tom Green counties in Texas. The thickness of the Wolfcamp B interval in the southern joint interest area provides opportunities for completions in laterally stacked Upper B and Lower B intervals. The Company is also assessing opportunities to optimize completion techniques in the joint interest area, including the testing of slickwater fracture stimulation techniques. The Company performed five Wolfcamp B slickwater fracture stimulations during the first four months of 2013 in the southern Wolfcamp joint interest area with encouraging results. Slickwater fracture stimulations are expected to result in significant cost savings, as compared to the hybrid fracture stimulations that the Company has been utilizing in the area. The Company operated seven rigs in the southern joint interest area during the first quarter of 2013 and plans to continue at this level of utilization throughout 2013.
The Company continues to expand its integrated services to control drilling and operating costs and support the execution of its drilling and production activities in the Spraberry field. The Company owns 15 vertical drilling rigs and is presently utilizing three Company-owned vertical fracture stimulation fleets totaling approximately 60,000 horsepower and three Company-owned horizontal fracture stimulation fleets totaling approximately 105,000 horsepower in the Spraberry field. To support its growing operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying the majority of the Company's brown sand requirements for proppant that is being used to fracture stimulate vertical and horizontal wells in the Spraberry and Wolfcamp Shale intervals.
Eagle Ford Shale area. The Company's drilling activities in the South Texas area during 2013 continue to be primarily focused on delineation and development of Pioneer's substantial acreage position in the Eagle Ford Shale play. The 2013 drilling program has been focused on liquids-rich drilling, with only 10 percent of the wells designated to hold strategic dry gas acreage.
The Company completed 37 horizontal Eagle Ford Shale wells during the first three months of 2013, all of which were successful, with average lateral lengths of approximately 5,100 feet and, on average, 13-stage fracture stimulations. The Company plans to incur $575 million of drilling capital and utilize 10 drilling rigs in 2013 to drill approximately 130 Eagle Ford Shale wells. The Company plans to primarily use two Pioneer-owned fracture stimulation fleets during 2013 in the Eagle Ford Shale area.
The Company's drilling operations in the Eagle Ford Shale continue to have a focus on efficiencies. The number of wells drilled from pads, as opposed to single-well locations, is expected to increase from about 45 percent of the Eagle Ford Shale wells during 2012 to about 80 percent in 2013, reflecting that most of the Company's acreage is now held by production. Pad drilling saves the Company a significant amount of capital costs per well, as compared to single-well location drilling.
The Company has been using lower-cost white sand instead of ceramic proppant to fracture stimulate wells drilled in shallower areas of the field. The Company is expanding the use of white sand proppant to deeper areas of the field to further define its performance limits. Early well performance has been similar to direct offset ceramic-stimulated wells. The Company fracture stimulated 22 wells with white sand proppant in the first quarter of 2013, with significant capital savings per well. The Company is continuing to monitor the performance of these wells and expects that greater than 70 percent of its 2013 drilling program will use lower-cost white sand proppant.
The unconsolidated affiliate formed by the Company to operate gathering facilities in the Eagle Ford Shale area, EFS Midstream LLC ("EFS Midstream"), is obligated to construct midstream assets in the Eagle Ford Shale area. Eleven of the 13 planned central gathering plants ("CGPs") had been completed as of March 31, 2013. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term.

Barnett Shale. The Company completed nine Barnett Shale Combo wells during the first three months of 2013, of which seven were successful. During 2013, the Company increased from one drilling rig to two drilling rigs late in the first quarter. The Company expects to drill 55 wells in 2013 and incur capital expenditures of $185.0 million.

PIONEER NATURAL RESOURCES COMPANY

Alaska. The Company owns a 70 percent working interest in, and is the operator of, the Oooguruk development project. Since inception, the Company has drilled 19 production wells and ten injection wells to develop this project. During the first quarter of 2012, the Company drilled the Nuna-1 exploration well from an onshore location to evaluate the productivity of the Torok formation and the feasibility of future development expansion.  The Company flow-tested the well during April 2012 until production could no longer be transported along the ice road being utilized. During the first quarter of 2013, the Company re-entered and performed a second flow-test of the well at a facility-limited average rate of approximately 2,800 BOEPD. In addition, the Company drilled and logged a second appraisal well in the Torok formation to further evaluate its resource potential. The second appraisal well encountered a mechanical problem and could not be flow-tested before the end of the winter drilling season. The results of the flow-tests on the Nuna-1 well and the log data from the second Nuna well are both encouraging. The Company is currently evaluating the results of the first two Torok wells and the potential for permanent onshore production facilities, for which a FEED study has been initiated.

The Company completed one Oooguruk development well during the three months ended March 31, 2013, which was successful. The Company also successfully completed mechanically-diverted fracture stimulations of four wells from the Oooguruk island facilities during the first quarter of 2013. Three of these wells were in the Nuiqsut interval and one was in the Torok interval. All of the wells are scheduled to be placed on production during the second quarter of 2013. The Company plans to incur $190 million of capital expenditures in Alaska during 2013.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $787.9 million for the three months ended March 31, 2013, as compared to $719.0 million for the same period in 2012.

The increase in oil and gas revenues during the three months ended March 31, 2013, as compared to the same period in 2012, is reflective of 28 percent, 20 percent and four percent increases in daily oil, NGL and gas sales volumes, respectively, and a 25 percent increase in reported gas prices. Partially offsetting the effects of these increases were declines of 12 percent and 27 percent in reported oil and NGL prices, respectively.
The following table provides average daily sales volumes for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Oil (BBLs)	73,939	57,671
NGLs (BBLs)	32,989	27,485
Gas (MCF)	383,836	369,422
Total (BOE)	170,900	146,727
Average daily BOE sales volumes increased by 16 percent for the three months ended March 31, 2013, as compared to the same period in 2012, principally due to the Company's successful drilling programs.
Production growth for the three months ended March 31, 2013, as compared to the first quarter of 2012, was negatively impacted by gas processing capacity limitations in the Spraberry field as a result of wet gas production for the Company and other industry participants growing faster than anticipated. The gas processing capacity limitations resulted in reduced recoveries of ethane, negatively impacting sales volumes for the first quarter of 2013 by approximately 2,700 BOEPD. New Spraberry field gas processing facilities were recently completed and began processing gas in mid-April 2013, which is expected to alleviate the Spraberry gas processing capacity limitations.

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market prices received for the commodities. The following table provides the Company's average prices for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Oil (per BBL)	$88.57	$100.99
NGL (per BBL)	$30.36	$41.81
Gas (per MCF)	$3.14	$2.51
Total (per BOE)	$51.22	$53.85
 ____________________

(a)
For the three months ended March 31, 2012, the Company's average realized oil price per BBL and total price per BOE were $99.15 and $53.12, respectively. The average realized prices do not include the impact of transfers of the Company's deferred hedge losses, net from Accumulated Other Comprehensive Income from hedging activities ("AOCI-Hedging") and the amortization of deferred volumetric production payment ("VPP") revenue. During the three months ended March 31, 2012, the Company transferred $809 thousand of deferred oil hedge gains from AOCI-Hedging to oil revenue. During 2012, all remaining AOCI-Hedging was transferred to earnings. Amortization of deferred VPP revenue increased oil revenues by $10.5 million during the three months ended March 31, 2012. As of December 31, 2012, all VPP production volumes had been delivered and there were no further obligations under VPP contracts or deferred revenue.

Interest and other income. Interest and other income for the three months ended March 31, 2013 was $19.3 million, as compared to $21.9 million for the same period in 2012. The $2.6 million decrease in interest and other income during the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to a $13.8 million decrease in earnings from third-party vertical integration services, primarily due to under-utilized services capacity, partially offset by a $7.6 million increase in Alaskan PPT credit recoveries and a $3.1 million increase in equity in earnings of EFS Midstream. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding interest and other income.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $24.4 million during the three months ended March 31, 2013, as compared to net gains on the disposition of assets of $43.6 million for the same period of 2012. The net gains for the three months ended March 31, 2013 are primarily associated with the sale of the Company's interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations to an unaffiliated third party for cash proceeds of $37.4 million, which resulted in a pretax gain of $21.7 million. The net gain for the three months ended March 31, 2012 includes the first quarter sale of a portion of the Company's interest in an unproved oil and gas property in the Eagle Ford Shale field to unaffiliated third parties for cash proceeds of $54.7 million, which resulted in a pretax gain of $42.6 million. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's gains and losses on the disposition of assets.
Oil and gas production costs. The Company recorded oil and gas production costs of $169.1 million during the three months ended March 31, 2013 as compared to $131.8 million during the same period in 2012. In general, lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three months ended March 31, 2013 increased by 11 percent, as compared to the same period in 2012. The increase in production costs per BOE during the three months ended March 31, 2013, as compared to the first quarter of 2012, is primarily reflective of increases in lease operating expenses and third-party transportation charges. The increase in per BOE lease operating costs during the three months ended March 31, 2013 was primarily due to inflation of field services costs, increases in salt-water disposal costs and sales volumes lost due to the aforementioned gas processing capacity constraints in the Spraberry field. The increase in third-party transportation charges during the three months ended March 31, 2013 is primarily due to gathering, treating and transportation costs associated with increasing sales volumes from the Company's successful drilling program in the Permian Basin and South Texas asset areas.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the components of the Company's oil and gas production costs per BOE for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Lease operating expenses	$8.34	$7.69
Third-party transportation charges	1.67	1.25
Net natural gas plant charges	0.17	0.24
Workover costs	0.81	0.69
Total production costs	$10.99	$9.87
Production and ad valorem taxes. The Company's production and ad valorem taxes were $54.3 million during the three months ended March 31, 2013 as compared to $45.8 million for the same period in 2012. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Production taxes	$2.11	$2.32
Ad valorem taxes	1.42	1.11
Total production and ad valorem taxes	$3.53	$3.43
Depletion, depreciation and amortization expense. The Company's DD&A expense was $230.8 million ($15.00 per BOE) for the three months ended March 31, 2013 as compared to $181.4 million ($13.59 per BOE) during the same period in 2012. The increase in per BOE depletion expense during the three months ended March 31, 2013, as compared to the same periods of 2012, is primarily due to increases in depletion expense per BOE on oil and gas properties.
Depletion expense on oil and gas properties was $14.34 per BOE during the three months ended March 31, 2013 as compared to $12.99 per BOE during the same period in 2012. The 10 percent increase in per BOE depletion expense during the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to capital expenditures to develop proved undeveloped locations, primarily in the Spraberry field, partially offset by the impairment effects of reducing the carrying value of proved properties for the Barnett Shale field during 2012.
Impairment of oil and gas properties. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
It is reasonably possible that the estimate of undiscounted future net cash flows attributable to these or other properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves (ii) results of future drilling activities, (iii) management's commodity price outlooks and (iv) increases or decreases in production and capital costs associated with these fields.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Geological and geophysical	$19,623	$26,035
Exploratory dry holes	7,745	26,879
Leasehold abandonments and other	259	373
	$27,627	$53,287

PIONEER NATURAL RESOURCES COMPANY

The Company's geological and geophysical costs decreased by $6.4 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily as a result of decreased seismic and seismic interpretation expenditures supportive of drilling activities in the Spraberry field. The Company's exploratory dry holes decreased by $19.1 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to dry hole provisions of $19.1 million related to an unsuccessful exploration well in Alaska that was drilled during the first quarter of 2012 and first quarter 2012 dry hole provisions associated with exploration wells completed in the South Texas Austin Chalk field and the Mid-Continent area, which were partially offset by first quarter 2013 dry hole provisions associated with exploration wells drilled in the Barnett Shale field.
During the three months ended March 31, 2013, the Company drilled and evaluated 49 exploration/extension wells, 47 of which were successfully completed as discoveries. During the same period in 2012, the Company drilled and evaluated 54 exploration/extension wells, 48 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2013 was $63.8 million, as compared to $63.1 million for the same period in 2012.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3.2 million for the three months ended March 31, 2013, as compared to $2.4 million during the same period in 2012. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.

Interest expense. Interest expense was $50.7 million for the three months ended March 31, 2013, as compared to $46.9 million during the same period in 2012. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2013, including the effects of capitalized interest, was 5.9 percent, as compared to 7.7 percent for the same period in 2012. Interest expense increased by $3.8 million during the three months ended March 31, 2013, as compared to the same period in 2012, primarily due to an increase of $6.9 million in interest on credit facility and senior note borrowings due to higher average borrowings during January and early-February 2013, and a decrease of $2.2 million in capitalized interest, partially offset by a decrease of $5.0 million in noncash amortization of debt issuance discounts and deferred hedge losses.

Derivative (gains) losses, net. The primary purposes for which the Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts are to (i) reduce the effect of price volatility on the commodities the Company produces, sells and consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2013, the Company recorded $42.2 million of net derivative losses on commodity price and interest rate derivatives, of which $95.9 million represented unrealized net losses and $53.7 million represented realized net gains. During the three months ended March 31, 2012, the Company recorded $91.8 million of net derivative gains, of which $28.1 million represented unrealized net gains and $63.7 million represented realized net gains. Derivative gains and losses result from changes in the fair values of the Company's derivative contracts. See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Other expense. Other expense for the three months ended March 31, 2013 was $21.3 million, as compared to $23.6 million for the same period in 2012. The decrease in other expense for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily attributable to a $4.5 million decrease in inventory valuation charges, partially offset by $1.0 million and $924 thousand increases in rig contract termination fees and transportation commitment charges on excess pipeline capacity commitments, respectively. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision. The Company recorded an income tax provision from continuing operations of $59.3 million for the three months ended March 31, 2013, as compared to an income tax provision of $117.7 million for the same period in 2012. The Company's effective tax rates, excluding net income attributable to noncontrolling interests, for the each of the three months ended March 31, 2013 and 2012 were 37 percent, as compared to the Company's combined United States federal and state statutory rate of 37 percent. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Income/loss from discontinued operations, net of tax. The Company reported a loss from discontinued operations, net of tax, of $465 thousand for the three months ended March 31, 2013, as compared to income from discontinued operations, net of tax, of $10.7 million for the three months ended March 31, 2012. The decrease in earnings from discontinued operations is primarily the result of completing the sale of Pioneer South Africa during the third quarter of 2012 and no longer recognizing the results of operations for Pioneer South Africa as discontinued operations.

PIONEER NATURAL RESOURCES COMPANY

In August 2012, the Company completed the sale of Pioneer South Africa for net cash proceeds of $15.9 million, including normal post-closing adjustments. The sale resulted in a pretax gain of $28.6 million. See Note C of the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's discontinued operations.
Net income attributable to noncontrolling interest. Net income attributable to the noncontrolling interests for the three months ended March 31, 2013 was $8.1 million, as compared to $6.3 million for the same period of 2012. The $1.8 million increase in income attributable to noncontrolling interests for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to decreases in Pioneer Southwest's mark-to-market derivative losses, offset by reduced revenues, higher production costs and higher depletion expense.
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
The Company's capital budget for 2013 is focused on oil and liquids-rich-gas drilling activities with total expenditures of $3.0 billion (excluding effects of acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs), consisting of $2.75 billion for drilling operations, including budgeted land capital for existing assets, and $240 million for buildings, expansion of the Company's principal sand mine in Brady, Texas and vertical integration additions. Based on results for the three months ended March 31, 2013 and management's commodity price outlooks, the Company expects its cash flows from operating activities, cash and cash equivalents on hand, proceeds from asset sales and/or joint ventures and availability under its Credit Facility to be sufficient to fund its planned capital expenditures and contractual obligations for the remainder of 2013.
Investing activities. Investing activities used $707.2 million of cash during the three months ended March 31, 2013, as compared to $679.7 million of cash used in investing activities during the three months ended March 31, 2012. The $27.5 million increase in cash used in investing activities for the three months ending March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to (i) an $18.9 million increase in additions to oil and gas properties and (ii) a $12.3 million decrease in proceeds from the disposition of assets, partially offset by (iii) a $3.7 million decrease in additions to other assets and other property and equipment. During the three months ended March 31, 2013, the Company's investing activities were funded by net cash provided by operating activities and a portion of the proceeds from the February issuance of 10.35 million shares of the Company's common stock.
Dividends/distributions. During February of both 2013 and 2012, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
During January 2013, the Pioneer Southwest board of directors (the "Pioneer Southwest Board") declared a quarterly distribution of $0.52 per limited partner unit, compared to the quarterly distribution of $0.51 per limited partner unit declared in January 2012. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $8.8 million and $8.7 million during the three months ended March 31, 2013 and 2012, respectively. During April 2013, the Pioneer Southwest Board declared a quarterly distribution of $0.52 per limited partner unit for unitholders of record on May 3, 2013, payable May 10, 2013. Future distributions by Pioneer Southwest are at the discretion of the Pioneer Southwest Board, and, if declared, the Pioneer Southwest Board may change the distribution amount based on Pioneer Southwest's liquidity and capital resources at the time.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (including commitments to pay day rates for drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, treating and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2013, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) operating lease agreements, (ii) drilling commitments, (iii) firm transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates and gathering, treating, fractionation and

PIONEER NATURAL RESOURCES COMPANY

transportation commitments on uncertain volumes of future throughput. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2012, the material changes in the Company's contractual obligations include a $707.3 million decrease in the principal balances of outstanding long-term debt and a $95.9 million decrease in the Company's derivative net assets.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of March 31, 2013, these contracts represented net assets of $212.8 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2013. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
Capital resources. The Company's primary capital resources are cash and cash equivalents, net cash provided by operating activities, proceeds from sales of joint interests and nonstrategic assets and proceeds from financing activities (principally borrowings under the Company's Credit Facility or issuances of debt or equity securities). If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures using availability under its Credit Facility, issue debt or equity securities or obtain capital from other sources, such as through the sale of joint interests or nonstrategic assets.
Operating activities. Net cash provided by operating activities during the three months ended March 31, 2013 was $360.1 million, as compared to $426.1 million during the same period of 2012. The decrease in net cash provided by operating activities for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, is primarily due to working capital changes.
Asset divestitures. In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for total consideration of $1.7 billion. Sinochem will pay $522.0 million in cash to Pioneer at closing, before normal closing adjustments, and will pay the remaining $1.2 billion by carrying 75 percent of Pioneer's portion of future drilling and facilities costs attributable to the horizontal Wolfcamp Shale play. This transaction is expected to close during the second quarter of 2013, subject to governmental approvals.
During the first quarter of 2013, the Company completed a sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for $37.4 million of cash proceeds, which resulted in a pretax gain of $21.7 million.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2013 was $548.0 million, as compared to net cash provided by financing activities of $33.0 million during the three months ended 2012. The increase in net cash provided from financing activities during the first quarter of 2013 was primarily the result of the Company completing an offering of 10.35 million shares of its common stock in February 2013 at a per-share price, after underwriting and offering expenses, of $123.76 for a total of $1.3 billion of realized net proceeds. The increase was offset by net principal payments on long-term debt of $707.3 million.
The Convertible Senior Notes are convertible at the option of the holders under certain circumstances, using a net share settlement process, into a combination of cash and the Company's common stock based on a formula set forth in the indenture supplement pursuant to which the Convertible Senior Notes were issued. In the three months ended December 31, 2012, the Company's stock price met the price threshold that causes the Convertible Senior Notes to be convertible at the option of the holders for the three months ended March 31, 2013. Associated therewith, during the three months ended March 31, 2013, holders of $274.1 million principal amount of the Convertible Senior Notes exercised their right to convert their Convertible Senior Notes into cash and shares of the Company's common stock and the Company paid the tendering holders $261.3 million of cash and issued to the tendering holders 2.4 million shares of the Company's common stock during the three months ended March 31, 2013, in accordance with the terms of the Convertible Senior Notes indenture agreement. The remaining $12.8 million principal amount was settled in cash and 115 thousand shares of the Company's common stock in April 2013. The Company's stock prices during March 2013 and 2012 also met the price threshold that causes the Convertible Senior Notes to be convertible at the option of the holders for the following three month period.
On January 15, 2013, the Convertible Senior Notes became redeemable by the Company at any time for cash at a price equal to the full principal amount plus accrued and unpaid interest. On April 15, 2013, the Company announced that it would exercise its option to redeem all Convertible Senior Notes that have not been converted by the holders before May 16, 2013. As a result of the Company's notice of intent to redeem, all of the remaining Convertible Senior Notes are convertible by the holders

PIONEER NATURAL RESOURCES COMPANY

if a notice of intent to convert is provided by the holder prior to May 16, 2013. The Company expects that the holders will exercise their right to convert the Convertible Senior Notes rather than allow their securities to be redeemed by the Company. The Company has the intent and ability to fund cash payments that may be required upon the conversion or redemption of the Convertible Senior Notes with borrowing capacity under the Credit Facility. Accordingly, the Convertible Senior Notes are classified as long-term debt in the accompanying balance sheets.
If all of the remaining Convertible Senior Notes had been converted on March 31, 2013, the note holders would have received $218.6 million of cash and approximately 2.1 million shares of the Company's common stock, which were valued at $259.7 million on March 31, 2013. Holders of the Convertible Senior Notes who present their notes for conversion prior to May 16, 2013, will be subject to a 20 consecutive day cash settlement averaging period that will encompass the trading days from April 16, 2013 through May 13, 2013.
Interest on the principal amount of the Convertible Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year. The trading price of the Convertible Senior Notes for the five consecutive trading days preceding January 15, 2013 exceeded 120 percent of the principal amount of the note and, in accordance with the indenture supplement, the interest rate in effect during the January 15, 2013 to July 14, 2013 period was reduced to 2.375 percent.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its Credit Facility. As of March 31, 2013, the Company had no outstanding borrowings under its Credit Facility and was in compliance with all of its debt covenants. The Company had $1.5 billion of unused borrowing capacity as of March 31, 2013. If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt or equity securities or other sources, such as the sale of joint interests or nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal operating cash flows, cash on hand, proceeds from sales of joint interests or nonstrategic assets and available capacity under the Company's Credit Facility will be adequate to fund 2013 capital expenditures and dividend/distribution payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
Debt ratings. The Company receives debt credit ratings from several of the major ratings agencies, which are subject to regular reviews. The Company believes that each of the rating agencies considers many factors in determining the Company's ratings including: production growth opportunities, liquidity, debt levels, asset composition and proved reserve mix. A reduction in the Company's debt ratings could increase the interest rates that the Company incurs on credit facility borrowings and could negatively impact the Company's ability to obtain additional financing or the interest rate, fees and other terms associated with such additional financing. The Company is rated as investment grade by three credit rating agencies, including one credit rating agency that upgraded the Company's credit rating during March 2013.
Book capitalization and current ratio. The Company's net book capitalization at March 31, 2013 was $9.9 billion, consisting of $430.3 million of cash and cash equivalents, debt of $3.0 billion and equity of $7.3 billion. The Company's net debt to net book capitalization was 26 percent and 37 percent at March 31, 2013 and December 31, 2012, respectively. The Company's ratio of current assets to current liabilities was 1.23 to 1.00 at March 31, 2013, as compared to 1.02 to 1.00 at December 31, 2012.
New accounting pronouncements. There are no new accounting pronouncements that are likely of having a material effect on the Company's consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending March 31, 2013:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in thousands)
Fair value of contracts outstanding as of December 31, 2012	$318,377	$(9,724)	$308,653
Changes in contract fair value	(46,183)	3,940	(42,243)
Contract maturities	(53,643)	—	(53,643)
Fair value of contracts outstanding as of March 31, 2013	$218,551	$(5,784)	$212,767
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding debt transactions.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2013 and that are sensitive to changes in interest rates. For debt obligations, the table presents maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2013. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 2, 2013.

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2013	2014	2015	2016	2017	Thereafter	Total	2013
	(dollars in thousands)
Total Debt:
Fixed rate principal maturities (a)	$218,576	$—	$—	$455,385	$485,100	$1,749,500	$2,908,561	$(3,618,532)
Weighted average interest rate	6.20%	6.15%	6.15%	6.17%	6.11%	6.28%
Variable rate principal maturities:
Pioneer Southwest credit facility	$—	$—	$—	$—	$154,000	$—	$154,000	$(150,352)
Weighted average interest rate	1.91%	1.99%	2.21%	2.56%	2.64%
Interest Rate Swaps:
Notional debt amount	$—	$—	$250,000	$—	$—	$—	$250,000	$(5,784)
Fixed rate payable (%)	—%	—%	3.21%	—%	—%	—%
Variable rate receivable (%)	—%	—%	2.66%	—%	—%	—%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance discounts and net deferred fair value hedge losses.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2013. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,			Asset (Liability) Fair Value at March 31,
	2013	2014	2015	2016	2013 (a)
					(in thousands)
Oil Derivatives:
Average daily notional BBL volumes:
Collar contracts with short puts	72,430	69,000	26,000	—	$166,459
Weighted average ceiling price per BBL	$119.89	$114.05	$104.45	$—
Weighted average floor price per BBL	$92.26	$93.70	$95.00	$—
Weighted average short put price per BBL	$74.36	$77.61	$80.00	$—
Swap contracts	3,000	—	—	—	$(12,900)
Weighted average fixed price per BBL	$81.02	$—	$—	$—
Average forward NYMEX oil prices (b)	$93.63	$90.26	$87.19	$—
Rollfactor swap contracts	6,000	15,000	—	—	$(156)
Weighted average fixed price per BBL (c)	$0.43	$0.38	$—	$—
Average forward rollfactor prices (b)	$0.38	$0.41	$—	$—
Midland-Cushing index swap contracts	1,655	—	—	—	$(2,510)
Weighted average fixed price per BBL	$(5.75)	$—	$—	$—
Average forward basis differential prices (d)	$(0.11)	$—	$—	$—
Cushing-LLS index swap contracts	669	—	—	—	$55
Weighted average fixed price per BBL	$(9.30)	$—	$—	$—
Average forward basis differential prices (e)	$(6.40)	$—	$—	$—
NGL Derivatives (f):
Average daily notional BBL volumes:
Collar contracts with short puts	1,064	1,000	—	—	$2,766
Weighted average ceiling price per BBL	$105.28	$109.50	$—	$—
Weighted average floor price per BBL	$89.30	$95.00	$—	$—
Weighted average short put price per BBL	$75.20	$80.00	$—	$—
Average forward NGL prices (g)	$84.29	$79.25	$—	$—
Gas Derivatives:
Average daily notional MMBTU volumes:
Collar contracts with short puts (h)	—	65,000	235,000	20,000	$543
Weighted average ceiling price per MMBTU	$—	$4.70	$5.09	$5.36
Weighted average floor price per MMBTU	$—	$4.00	$4.00	$4.00
Weighted average short put price per MMBTU	$—	$3.00	$3.00	$3.00
Collar contracts (h)	150,000	—	—	—	$38,110
Weighted average ceiling price per MMBTU	$6.25	$—	$—	$—
Weighted average floor price per MMBTU	$5.00	$—	$—	$—
Swap contracts	170,282	175,000	20,000	—	$30,629
Weighted average fixed price per MMBTU	$5.07	$4.02	$4.31	$—
Average forward NYMEX gas prices (b)	$4.14	$4.24	$4.26	$4.30
Basis swap contracts (h)	162,500	10,000	—	—	$(4,458)
Weighted average fixed price per MMBTU	$(0.22)	$(0.19)	$—	$—
Average forward basis differential prices (i)	$(0.12)	$(0.20)	$—	$—

___________________

(a)
In accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") 210-20 and ASC 815-10, the Company classifies the fair value amounts of derivative assets and liabilities executed under master netting arrangements as net derivative assets or net derivative liabilities, as the case may be. The net asset and liability amounts shown above have been provided on a commodity contract-type basis, which may differ from their master netting arrangements classifications.

(b)	The average forward NYMEX oil and gas prices are based on May 2, 2013 market quotes.

PIONEER NATURAL RESOURCES COMPANY

(c)
Represents swaps that fix the difference between (i) each day's price per BBL of WTI for the first nearby month less (ii) the price per BBL of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per BBL of WTI for the first nearby month less (iv) the price per BBL of WTI for the third nearby NYMEX month, multiplied by .3333.

(d)	The average forward basis differential prices are based on May 2, 2013 market quotes for basis differentials between Midland WTI and Cushing WTI.

(e)	The average forward basis differential prices are based on May 2, 2013 market quotes for basis differentials between Cushing WTI and Louisiana Light Sweet crude "LLS".

(f)
Subsequent to March 31, 2013, the Company entered into additional NGL contracts for (i) 2,000 BBLs per day of the Company's May through December 2013 ethane production with a ceiling price of $12.60 per BBL and a floor price of $10.50 per BBL, (ii) 500 BBLs per day of the Company's July through December 2013 ethane production with a ceiling price of $13.02 per BBL and a floor price of $10.50 per BBL and (iii) 3,000 BBLs per day of the Company's 2014 ethane production with a ceiling price of $13.72 per BBL and a floor price of $10.78 per BBL.

(g)	Forward component NGL prices are derived from active-market NGL component price quotes as of May 2, 2013.

(h)
Subsequent to March 31, 2013, the Company entered into additional (i) collar contracts for 2,500 MMBTUs per day of the Company's June through December 2013 production with a ceiling price of $4.50 per MMBTU and a floor price of $4.00 per MMBTU, (ii) collar contracts with short puts for 50,000 MMBTUs per day of the Company's 2014 production with a ceiling price of $4.70 per MMBTU, a floor price of $4.00 per MMBTU and a short put price of $3.00 per MMBTU, (iii) collar contracts with short puts for 50,000 MMBTUs per day of the Company's 2015 production with a ceiling price of $5.03 per MMBTU, a floor price of $4.00 per MMBTU and a short put price of $3.00 per MMBTU, (iv) basis swap contracts for 22,500 MMBTU per day of the Company's 2014 production with a negative price differential of $0.18 per MMBTU between the relevant index price and the NYMEX price and (v) basis swap contracts for 7,500 MMBTU per day of the Company's 2015 production with a negative price differential of $0.13 per MMBTU between the relevant index price and the NYMEX price.

(i)	The average forward basis differential prices are based on May 2, 2013 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.
Marketing and basis transfer derivative instruments and price sensitivity. The Company manages commodity price risk and mitigates firm transportation commitment costs with derivative contracts. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk.
The following table provides information about the Company's marketing and basis transfer derivative financial instruments that were sensitive to changes in prices as of March 31, 2013:

	Nine Months Ending December 31,	Asset Fair Value at March 31,
	2013	2013
		(in thousands)
Average Daily Gas Production Associated with Marketing Derivatives (MMBTU):
Basis swap contracts:
Index swap volume	4,364	$13
Price differential ($/MMBTU)	$0.34
Average forward basis differential prices (a)	$0.17
 ____________________

(a)	The average forward basis differential prices are based on May 2, 2013 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Company's business, financial condition or future results. There have been no material changes in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2013	—	$—	—
February 2013	148,258	$129.52	—
March 2013	—	$—	—
Total	148,258	$129.52	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description
10.1	(a) —
Change in Control Agreement, dated March 4, 2013, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement.

10.2	—
Indemnification Agreement, dated February 21, 2013, between the Company and  Thomas D. Arthur, together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 26, 2013).

10.3	—
Indemnification Agreement, dated March 4, 2013, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 8, 2013).

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

PIONEER NATURAL RESOURCES COMPANY

Date: May 8, 2013	By:	/s/ RICHARD P. DEALY
Richard P. Dealy
Executive Vice President and Chief Financial Officer

Date: May 8, 2013	By:	/s/ FRANK W. HALL
Frank W. Hall
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description

10.1	(a) —
Change in Control Agreement, dated March 4, 2013, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement.

10.2	—
Indemnification Agreement, dated February 21, 2013, between the Company and  Thomas D. Arthur, together with a schedule identifying other substantially identical agreements between the Company and each of its non-employee directors identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on February 26, 2013).

10.3	—
Indemnification Agreement, dated March 4, 2013, between the Company and Scott D. Sheffield, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on March 8, 2013).

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