Form 10-Q
period 2014-03-31
PIONEER NATURAL RESOURCES CO
filed 2014-05-09
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 5, 2014                                 143,046,951

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to complete the Company's operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257	$393
Accounts receivable:
Trade, net	437	431
Due from affiliates	2	3
Income taxes receivable	—	5
Inventories	231	220
Prepaid expenses	13	16
Assets held for sale	554	584
Other current assets:
Derivatives	43	76
Other	5	2
Total current assets	1,542	1,730
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	13,909	13,406
Unproved properties	116	123
Accumulated depletion, depreciation and amortization	(5,035)	(4,903)
Total property, plant and equipment	8,990	8,626
Goodwill	274	274
Other property and equipment, net	1,225	1,224
Other assets:
Investment in unconsolidated affiliate	239	225
Derivatives	62	91
Other, net	133	124
	$12,465	$12,294

The financial information included as of March 31, 2014 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$925	$910
Due to affiliates	46	150
Interest payable	36	62
Income taxes payable	9	—
Deferred income taxes	20	19
Liabilities held for sale	93	39
Other current liabilities:
Derivatives	41	12
Other	68	58
Total current liabilities	1,238	1,250
Long-term debt	2,706	2,653
Derivatives	5	10
Deferred income taxes	1,496	1,473
Other liabilities	296	293
Equity:
Common stock, $.01 par value; 500 million shares authorized; 146 million shares issued as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	5,105	5,080
Treasury stock at cost: 3 million shares as of March 31, 2014 and December 31, 2013, respectively	(173)	(144)
Retained earnings	1,782	1,665
Total equity attributable to common stockholders	6,715	6,602
Noncontrolling interests in consolidating subsidiaries	9	13
Total equity	6,724	6,615
Commitments and contingencies
	$12,465	$12,294

The financial information included as of March 31, 2014 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues and other income:
Oil and gas	$910	$729
Sales of purchased oil and gas	147	56
Interest and other	4	—
Derivative losses, net	(104)	(42)
Gain on disposition of assets, net	6	24
	963	767
Costs and expenses:
Oil and gas production	165	150
Production and ad valorem taxes	57	52
Depletion, depreciation and amortization	221	212
Purchased oil and gas	143	56
Exploration and abandonments	31	18
General and administrative	81	62
Accretion of discount on asset retirement obligations	3	3
Interest	45	51
Other	15	20
	761	624
Income from continuing operations before income taxes	202	143
Income tax provision	(53)	(50)
Income from continuing operations	149	93
Income (loss) from discontinued operations, net of tax	(26)	16
Net income	123	109
Net income attributable to noncontrolling interests	—	(8)
Net income attributable to common stockholders	$123	$101

Basic earnings per share attributable to common stockholders:
Income from continuing operations	$1.03	$0.65
Income (loss) from discontinued operations	(0.18)	0.12
Net income	$0.85	$0.77
Diluted earnings per share attributable to common stockholders:
Income from continuing operations	$1.03	$0.63
Income (loss) from discontinued operations	(0.18)	0.12
Net income	$0.85	$0.75
Weighted average shares outstanding:
Basic	143	129
Diluted	143	133
Dividends declared per share	$0.04	$0.04

Amounts attributable to common stockholders:
Income from continuing operations	$149	$85
Income (loss) from discontinued operations, net of tax	(26)	16
Net income	$123	$101

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	143	$1	$5,080	$(144)	$1,665	$13	$6,615
Dividends declared ($0.04 per share)	—	—	—	—	(6)	—	(6)
Exercise of long-term incentive plan stock options	—	—	2	2	—	—	4
Purchases of treasury stock	—	—	—	(31)	—	—	(31)
Sendero divestiture	—	—	—	—	—	(4)	(4)
Tax benefits related to stock-based compensation	—	—	2	—	—	—	2
Pioneer Southwest merger transaction costs	—	—	(1)	—	—	—	(1)
Compensation costs included in net income	—	—	22	—	—	—	22
Net income	—	—	—	—	123	—	123
Balance as of March 31, 2014	143	$1	$5,105	$(173)	$1,782	$9	$6,724

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$123	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	221	212
Exploration expenses, including dry holes	7	—
Deferred income taxes	41	44
Gain on disposition of assets, net	(6)	(24)
Accretion of discount on asset retirement obligations	3	3
Discontinued operations	96	35
Interest expense	4	5
Derivative related activity	86	96
Amortization of stock-based compensation	22	17
Other noncash items	8	(4)
Change in operating assets and liabilities:
Accounts receivable, net	(37)	(42)
Income taxes receivable	5	6
Inventories	(16)	1
Prepaid expenses	(1)	—
Other current assets	(3)	(1)
Accounts payable	(70)	(57)
Interest payable	(26)	(30)
Income taxes payable	9	—
Other current liabilities	—	(10)
Net cash provided by operating activities	466	360
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	86	46
Additions to oil and gas properties	(664)	(697)
Additions to other assets and other property and equipment, net	(48)	(56)
Net cash used in investing activities	(626)	(707)
Cash flows from financing activities:
Borrowings under long-term debt	150	305
Principal payments on long-term debt	(100)	(1,012)
Proceeds from issuance of common stock, net of issuance costs	—	1,281
Distributions to noncontrolling interests	—	(9)
Payments of other liabilities	(1)	—
Exercise of long-term incentive plan stock options	4	1
Purchases of treasury stock	(31)	(19)
Excess tax benefits from share-based payment arrangements	2	1
Net cash provided by financing activities	24	548
Net increase (decrease) in cash and cash equivalents	(136)	201
Cash and cash equivalents, beginning of period	393	229
Cash and cash equivalents, end of period	$257	$430

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE A. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company operating in the United States, with continuing field operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeastern Colorado, the Hugoton field in southwest Kansas and the West Panhandle field in the Texas Panhandle.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Certain reclassifications have been made to the 2013 financial statement and footnote amounts in order to conform to the 2014 presentation.
New accounting pronouncements. In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 31, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE C. Acquisitions and Divestitures
Divestitures Recorded in Continuing Operations
The Company recorded net gains on disposition of assets in continuing operations of $6 million and $24 million during the three months ended March 31, 2014 and 2013, respectively, which were primarily comprised of the following:

•
Vertical drilling rigs. During December 2013, the Company committed to a plan to sell the Company's majority interest in Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner. At December 31, 2013, the assets and liabilities of Sendero were classified as held for sale at their estimated fair value. In March 2014, the Company completed the sale of Sendero for cash proceeds of $31 million and recognized a gain of $1 million associated with the completion of the sale during the three months ended March 31, 2014. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015, and eight vertical rigs in 2016.

•
Permian Basin. During February 2014, the Company completed the sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $68 million, which resulted in a gain of $3 million.

•
West Panhandle. During the first quarter of 2013, the Company completed a sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Divestitures Recorded as Discontinued Operations
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer's Alaska subsidiary ("Pioneer Alaska"). In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement for $300 million before normal closing and other adjustments.
The Company has classified (i) Pioneer Alaska's assets and liabilities as held for sale in the accompanying consolidated balance sheets and (ii) Pioneer Alaska's results of operations as income from discontinued operations, net of tax in the accompanying consolidated statements of operations.
Based upon the provisions in the amended purchase and sale agreement for Pioneer Alaska, the Company recorded an additional noncash impairment charge of $97 million in discontinued operations during the three months ended March 31, 2014 to reduce the carrying value of Pioneer Alaska to its sales value, including normal closing adjustments, of $253 million. See Note D for additional information about the Pioneer Alaska impairment charge.
Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. The plan is expected to result in the sale of the Barnett Shale net assets during 2014. The Company has classified its (i) Barnett Shale assets and liabilities as held for sale in the accompanying consolidated balance sheets and (ii) Barnett Shale results of operations as income from discontinued operations, net of tax in the accompanying consolidated statements of operations.
Due to reductions in the fair value of the Barnett Shale net assets, primarily due to cash flow received during the first quarter, an additional impairment charge of $14 million was recorded in discontinued operations during the three months ended March 31, 2014. See Note D for additional information about the Barnett Shale impairment charge.
The Company continues to pursue the sale of its Barnett Shale net assets. No assurance can be given that the sale will be completed in accordance with the Company's plans.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table represents the components of the Company's discontinued operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenues and other income:
Oil and gas	$68	$60
Interest and other (a)	29	19
	97	79
Costs and expenses:
Oil and gas production	18	20
Production and ad valorem taxes	3	3
Depletion, depreciation and amortization	—	19
Impairment of oil and gas properties	111	—
Exploration and abandonments	1	10
General and administrative	2	2
Other	3	—
	138	54
Income (loss) from discontinued operations before income taxes	(41)	25
Current tax provision	—	(1)
Deferred tax (provision) benefit	15	(8)
Income (loss) from discontinued operations	$(26)	$16
 ____________________

(a)	Primarily comprised of cash received associated with Alaskan Petroleum Production Tax ("PPT") credits on qualifying capital expenditures.

The carrying values of the Company's ownership in Pioneer Alaska and the Barnett Shale field as of March 31, 2014, and the carrying values of the Company's ownership in Pioneer Alaska, the Barnett Shale field and Sendero as of December 31, 2013, were included in assets and liabilities held for sale in the accompanying consolidated balance sheet and were comprised of the following:

	March 31, 2014	December 31, 2013
	(in millions)
Composition of assets included in assets held for sale:
Current assets	$76	$58
Property, plant and equipment	478	526
Total assets	$554	$584

Composition of liabilities included in liabilities held for sale:
Current liabilities	$79	$29
Other liabilities	14	10
Total liabilities	$93	$39

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurement at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2014
	(in millions)
Recurring fair value measurements
Assets:
Commodity derivatives	$—	$95	$—	$95
Interest rate derivatives	—	10	—	10
Deferred compensation plan assets	67	—	—	67
Total assets	67	105	—	172
Liabilities:
Commodity derivatives	—	42	—	42
Interest rate derivatives	—	4	—	4
Total liabilities	—	46	—	46
Total recurring fair value measurements	$67	$59	$—	$126
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2014, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
Interest rate derivatives. The Company's interest rate derivatives as of March 31, 2014 represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts as of March 31, 2014 are based on (i) the contracted notional amounts, (ii) active market-quoted London Interbank Offered Rate ("LIBOR") yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset measurements represent Level 2 inputs in the hierarchy.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties that are written down to fair value when they are impaired and assets and liabilities associated with long-lived assets that have been reduced to fair value when they are held for sale.
Assets classified as held for sale. The Company records assets and liabilities associated with long-lived assets that are classified as held for sale at the lower of the asset's net carrying amount or estimated fair value less costs to sell. The fair value of Pioneer Alaska is based on the sales price, as adjusted for normal closing adjustments, less costs to sell. The fair value of the Barnett Shale field assets is based upon a weighted average calculation that uses management inputs including an estimated sales price and a discounted cash flow model for the proved properties using Level 3 assumptions including management's longer-term commodity price outlooks ("Management's Price Outlooks") for (i) oil and gas prices of $81.58 per barrel ("BBL") for oil and $4.64 per million British thermal units ("MMBTU") for gas, (ii) production costs, (iii) capital expenditures, (iv) production and (v) estimated proved reserves. Management's commodity price outlooks represent longer-term outlooks that are developed based on third-party futures price outlooks as of a measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value. See Note C for additional information regarding the Company's planned divestitures.
The following table presents the estimated fair value less costs to sell as of March 31, 2014 and fair value adjustments for the Company's assets classified as discontinued operations held for sale for the three months ended March 31, 2014:

	Estimated Fair Value Less Costs to Sell	Fair Value Adjustment
	(in millions)
Alaska	$253	$(97)
Barnett Shale field	$208	$(14)
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$2,706	$3,121	$2,653	$3,019
Long-term debt includes the Company's credit facility and the Company's senior notes. The fair value of debt is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy.
Credit facility. The fair value of the Company's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted United States Treasury Bill rates and (iii) the applicable credit-adjustments.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Senior notes. The Company's senior notes represent debt securities that are traded on major exchanges but are not actively traded. The fair values of the Company's senior notes are based on their periodic values as quoted on the major exchanges.
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
The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2014 and the weighted average oil prices for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2014	2015	2016
Collar contracts with short puts:
Volume (BBL) (a)	69,000	86,500	25,000
Price per BBL:
Ceiling	$114.05	$99.01	$93.30
Floor	$93.70	$88.09	$85.00
Short put	$77.61	$73.18	$70.00
Swap contracts:
Volume (BBL)	10,000	—	—
Price per BBL	$93.87	$—	$—
Rollfactor swap contracts:
Volume (BBL)	9,455	5,000	—
NYMEX roll price (b)	$1.08	$0.60	$—
 ____________________

(a)
Counterparties have the option to extend for an additional year 1,500 BBLs per day of 2015 collar contracts with short puts with a ceiling price of $100.25 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. The option to extend is exercisable on December 31, 2015. During the period from April 1, 2014 to May 5, 2014, the Company entered into additional collar contracts with short puts for 3,500 BBLs per day of the Company's 2015 production with a ceiling price of $100.00 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. These contracts give the counterparties the option to extend the contracts under the same terms for an additional year if the option to extend is exercised by the counterparties on December 31, 2015.

(b)
Represents swaps that fix the difference between (i) each day's price per BBL of WTI for the first nearby month less (ii) the price per BBL of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per BBL of WTI for the first nearby month less (iv) the price per BBL of WTI for the third nearby NYMEX month, multiplied by .3333.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities' NGL component product prices.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of March 31, 2014 and the weighted average NGL prices for those contracts:

Nine Months Ending December 31,
2014
Collar contracts with short puts (a):
Volume (BBL)	1,000
Price per BBL:
Ceiling	$109.50
Floor	$95.00
Short put	$80.00
Collar contracts (b):
Volume (BBL)	3,000
Price per BBL:
Ceiling	$13.72
Floor	$10.78
Swap contracts (c):
Volume (BBL)	2,556
Average price per BBL	$48.15
____________________

(a)
Represent collar contracts with short puts that reduce the price volatility of natural gasoline forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. During the period from April 1, 2014 to May 5, 2014, the Company entered into additional natural gasoline collar contracts with short puts for (i) 1,000 BBLs per day of May through December 2014 production with a ceiling price of $93.24 per BBL, a floor price of $88.20 per BBL and a short put price of $81.90 per BBL and (ii) 1,500 BBLs per day of June through December 2014 production with a ceiling price of $93.35 per BBL, a floor price of $88.20 per BBL and a short put price of $81.90 per BBL.

(b)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(c)	Represent swap contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of March 31, 2014 and the weighted average gas prices for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2014	2015	2016
Collar contracts with short puts:
Volume (MMBTU)	115,000	285,000	20,000
Price per MMBTU:
Ceiling	$4.70	$5.07	$5.36
Floor	$4.00	$4.00	$4.00
Short put	$3.00	$3.00	$3.00
Swap contracts:
Volume (MMBTU)	195,000	20,000	—
Price per MMBTU	$4.04	$4.31	$—
Basis swap contracts:
Volume (MMBTU) (a)	123,382	30,000	—
Price per MMBTU	$(0.22)	$(0.18)	$—
____________________

(a)
During the period from April 1, 2014 to May 5, 2014, the Company entered into additional basis swap contracts for 20,000 MMBTU per day of the Company's 2015 production with a negative price differential of $0.25 per MMBTU between the relevant index price and the NYMEX price.

Marketing and basis transfer derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2014, the Company had (i) marketing gas index swap contracts for 37,782 MMBTU per day for the remainder of 2014 with a price differential of $0.31 per MMBTU between Permian Basin index prices and southern California index prices and (ii) marketing oil index swap contracts for 555 BBL per day for the remainder of 2014 with a price differential of $5.55 per BBL between Cushing WTI and Louisiana Light Sweet crude ("LLS").
Interest rate derivative activities. As of March 31, 2014, the Company was a party to interest rate derivative contracts whereby the Company will receive a fixed interest rate of 3.95 percent in exchange for paying a floating interest rate comprised of the three-month LIBOR plus an average rate of 1.11 percent on a notional amount of $400 million through July 15, 2022.
Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2014
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$46	$(13)	$33
Interest rate derivatives	Derivatives - current	$10	$—	10
Commodity price derivatives	Derivatives - noncurrent	$67	$(5)	62
Interest rate derivatives	Derivatives - noncurrent	$12	$(12)	—
				$105
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$54	$(13)	$41
Commodity price derivatives	Derivatives - noncurrent	$6	$(5)	1
Interest rate derivatives	Derivatives - noncurrent	$16	$(12)	4
				$46

Fair Value of Derivative Instruments as of December 31, 2013
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$73	$(7)	$66
Interest rate derivatives	Derivatives - current	$10	$—	10
Commodity price derivatives	Derivatives - noncurrent	$95	$(4)	91
Interest rate derivatives	Derivatives - noncurrent	$15	$(15)	—
				$167
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$19	$(7)	$12
Commodity price derivatives	Derivatives - noncurrent	$4	$(4)	—
Interest rate derivatives	Derivatives - noncurrent	$25	$(15)	10
				$22

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
March 31, 2014
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging	Location of Gain / (Loss) Recognized in	Three Months Ended March 31,
Instruments	Earnings on Derivatives	2014	2013
		(in millions)
Commodity price derivatives	Derivative losses, net	$(114)	$(46)
Interest rate derivatives	Derivative losses, net	10	4
Total		$(104)	$(42)
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
The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2014:

Three Months Ended March 31, 2014
(in millions)
Beginning capitalized exploratory costs	$159
Additions to exploratory costs pending the determination of proved reserves	307
Reclassification due to determination of proved reserves	(210)
Impairment of properties	(7)
Exploratory well costs charged to exploration expense	(1)
Ending capitalized exploratory costs (a)	$248
_______________

(a)	Includes $60 million of capitalized exploratory well costs classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2014.

The following table provides an aging, as of March 31, 2014 and December 31, 2013, of capitalized exploratory costs and the number of projects for which exploratory costs have been capitalized for a period greater than one year based on the date drilling was completed:

	March 31, 2014	December 31, 2013
	(in millions, except project counts)
Capitalized exploratory costs that have been suspended:
One year or less	$211	$116
More than one year	37	43
	$248	$159

Number of projects with exploratory costs that have been suspended for a period greater than one year	1	1
Alaska - Nuna. The Company's Nuna project, which had $37 million of suspended project costs as of March 31, 2014, includes the Nuna-1 exploration well that was drilled during 2012 to test the Torok formation and a second appraisal well that was drilled and logged during the first quarter of 2013. The Company flow-tested the Nuna-1 well during the second quarter of 2012 and again in the first quarter of 2013. The second appraisal well encountered a mechanical problem and could not be flow-tested

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

before the end of the winter drilling season. The results of the flow tests on the Nuna-1 well and the log data from the second Nuna well were both very encouraging. Prior to the sale of Pioneer Alaska, the Company was conducting a front-end engineering design study to evaluate the potential for onshore production facilities to support the project. The capitalized exploratory well costs associated with the Nuna project are classified as held for sale in the accompanying consolidated balance sheet as of March 31, 2014. See Note C for additional information about the Company's sale of Pioneer Alaska.
NOTE G. Long-term Debt
The Company's long-term debt consists of senior notes and a revolving corporate credit facility (the "Credit Facility"), including the effects of net deferred fair value hedge losses and issuance discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in December 2017. As of March 31, 2014, the Company had $50 million of outstanding borrowings under the Credit Facility and was in compliance with all of its debt covenants.
NOTE H. Incentive Plans
Stock-based compensation
For the three months ended March 31, 2014, the Company recorded $31 million of stock-based compensation expense for all plans, as compared to $28 million for the same period of 2013. As of March 31, 2014, there was $211 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $57 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2014 and December 31, 2013, accounts payable – due to affiliates includes $8 million and $33 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the three months ended March 31, 2014, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2013	1,371,207	422,382	134,476	289,927
Awards granted	380,586	132,803	67,182	—
Awards vested	(406,302)	(181,131)	(898)	—
Options exercised	—	—	—	(32,098)
Awards forfeited	(2,670)	(6,356)	—	—
Outstanding as of March 31, 2014	1,342,821	367,698	200,760	257,829
Postretirement Benefit Obligations
As of March 31, 2014 and December 31, 2013, the Company had $6 million and $8 million, respectively, of unfunded accumulated postretirement benefit obligations. These obligations are comprised of five unfunded plans, of which four relate to predecessor entities that the Company acquired in prior years. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company. The plans had no assets as of March 31, 2014 or December 31, 2013.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning asset retirement obligations	$194	$198
New wells placed on production	1	3
Changes in estimates	1	(6)
Dispositions	(1)	(4)
Liabilities settled	(4)	(3)
Accretion of discount	3	3
Ending asset retirement obligations	$194	$191
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2014 and December 31, 2013, the current portions of the Company's asset retirement obligations were both $19 million.
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
Settlement of Lawsuit relating to the Pioneer Southwest merger. On May 15, 2013, David Flecker, a purported unitholder of Pioneer Southwest, filed a class action petition on behalf of Pioneer Southwest's unitholders and a derivative suit (the "Flecker Lawsuit") on behalf of Pioneer Southwest against the Company, Pioneer Natural Resources USA, Inc. ("Pioneer USA"), Pioneer Natural Resources GP LLC (the "General Partner") and the directors of the General Partner, in the 134th Judicial District of Dallas County, Texas (the "Court"). A similar class action petition and derivative suit was filed against the same defendants on May 20, 2013, in the 160th Judicial District of Dallas County, Texas, by purported unitholder Vipul Patel (the "Patel Lawsuit"). On September 3, 2013, the Patel Lawsuit was consolidated into the Flecker Lawsuit (as consolidated, the "Pioneer Southwest Lawsuit"), and the plaintiffs filed a consolidated derivative and class action petition on September 5, 2013.
The Pioneer Southwest Lawsuit alleged, among other things, that the director defendants: (i) engaged in self-dealing, failed to act in good faith toward Pioneer Southwest, and breached their duties owed to Pioneer Southwest; (ii) failed to properly value Pioneer Southwest and its various assets and operations and ignored or failed to protect against the numerous conflicts of interest arising out of the proposed transaction; and (iii) breached the implied covenant of good faith and fair dealing by engaging in a flawed merger process. The lawsuit also alleged that the Company, Pioneer USA and the General Partner aided and abetted the director defendants in their purported breach of fiduciary duties. Based on these allegations, the plaintiffs sought to have the Pioneer Southwest merger rescinded. The plaintiffs also sought money damages and attorneys' fees.
In September 2013, representatives of the plaintiffs and the defendants entered into a memorandum of understanding (the "Memorandum of Understanding") to settle the claims and allegations made in the lawsuit. As part of the consideration for the settlement, the Agreement and Plan of Merger (the "Merger Agreement") was amended to provide for contractual appraisal rights for the unitholders. In January 2014, the defendants and representatives of the plaintiffs entered into a stipulation of settlement (the "Stipulation of Settlement"). The Stipulation of Settlement provides for a full and complete discharge, dismissal with prejudice, settlement and release of all claims, suits and causes of action by the plaintiffs (other than appraisal rights under the Merger Agreement) against the defendants and their representatives arising out of or relating to the allegations made in the Pioneer Southwest Lawsuit, the Pioneer Southwest merger or any deliberations, negotiations, disclosures, omissions, press releases,

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

statements or misstatements in connection therewith, any fiduciary or other obligations in respect of the merger or any alternative transaction or under Pioneer Southwest's partnership agreement, or any costs and expenses associated with settlement other than as provided in the Stipulation of Settlement.
On March 17, 2014, the Court entered an order approving the settlement of the Pioneer Southwest Lawsuit in accordance with the terms of the Stipulation of Settlement and dismissing the lawsuit with prejudice in its entirety as to the defendants and against plaintiffs and all other members of the Class.
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Equity interest in income of EFS Midstream (a)	3	3
Other income	1	2
Deferred compensation plan income	2	2
Loss from vertical integration services (b)	(2)	(7)
Total interest and other income	$4	$—
 ____________________

(a)
The Company accounts for its investment in EFS Midstream LLC ("EFS Midstream") using the equity method. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term.

(b)
Loss from vertical integration services represents net margins that result from Company-provided fracture stimulation, drilling and related service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2014, these net margins included $92 million of gross vertical integration revenues and $94 million of total vertical integration costs and expenses. For the same periods in 2013, these net margins included $56 million of gross vertical integration revenues and $63 million of total vertical integration costs and expenses.

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Transportation commitment charge (a)	$11	$10
Other	2	4
Contingency and environmental accrual adjustments	2	1
Above market and idle drilling and well services equipment charges (b)	—	4
Terminated drilling rig contract charges (c)	—	1
Total other expense	$15	$20
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)	Primarily represents expenses attributable to the portion of the Company's contracted rig rates that were above market rates and idle rig fees, neither of which were chargeable to joint operations.

(c)	Primarily represents charges to terminate rig contracts that were not required to meet planned activities.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE M. Income Taxes
The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Current	$12	$6
Deferred	41	44
Income tax provision	$53	$50

For the three months ended March 31, 2014, the Company's effective tax rate, excluding income attributable to the noncontrolling interest, was 26 percent, as compared to an effective rate of 37 percent for the same period in 2013. The Company's effective tax rates differed from the U.S. statutory rate of 35 percent primarily due to state income tax apportionments, nondeductible expenses and, for the three months ended March 31, 2014, the recognition of a $21 million tax benefit resulting from the resolution during the first quarter of 2014 of the tax uncertainty related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. There were no remaining unrecognized tax benefits as of March 31, 2014.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2011 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2008. As of March 31, 2014, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Income Per Share
The following table reconciles the Company's net income from continuing operations attributable to common stockholders to basic and diluted net income from continuing operations attributable to common stockholders for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income from continuing operations attributable to common stockholders	$149	$85
Participating basic earnings	(1)	(1)
Basic and diluted income from continuing operations attributable to common stockholders	$148	$84
The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Weighted average common shares outstanding:
Basic	143	129
Convertible Senior Notes dilution	—	4
Diluted (a)	143	133
 ____________________

(a)
Options to purchase 98,819 shares of the Company's common stock were excluded from the diluted income per share calculations for the three months ended March 31, 2013 because they would have been anti-dilutive to the calculation.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE O. Subsequent Events
As discussed in Note C, in April 2014 the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement for $300 million plus normal closing and other adjustments.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the first quarter of 2014 included the following highlights:

•
Net income attributable to common stockholders for the first quarter of 2014 was $123 million ($0.85 per diluted share), as compared to net income of $101 million ($0.75 per diluted share) for the first quarter of 2013. The increase in net income attributable to common stockholders is comprised of a $64 million increase in net income from continuing operations offset by a $42 million decrease in income from discontinued operations, net of tax.

The primary components of the increase in net income from continuing operations include:

•
a $181 million increase in oil and gas revenues as a result of an eight percent increase in total sales volumes and a 15 percent increase in the average commodity prices received per BOE; partially offset by

•	a $62 million increase in net derivative losses, primarily as a result of increases in forward commodity prices and changes in the Company's portfolio of derivatives;

•	a $20 million increase in total oil and gas production costs and production and ad valorem taxes, primarily associated with the eight percent increase in sales volumes; and

•
a $19 million increase in general and administrative expense, primarily due to increased personnel, occupancy, information technology and legal costs resulting from the growth in employee headcount in support of the Company's capital expansion initiatives.

The primary components of the decrease in income from discontinued operations, net of tax, include:

•	a $111 million impairment charge to reduce the carrying values of Pioneer Alaska and the Company's Barnett Shale field assets to their estimated fair value less costs to sell; partially offset by

•	a $19 million decrease in depletion, depreciation and amortization due to the assets of Pioneer Alaska and the Barnett Shale field being classified as held for sale at December 31, 2013; and

•	an $18 million increase in revenues and other income due to increased production and higher Alaskan PPT credits on qualifying capital expenditures.

•
During the first quarter of 2014, average daily sales volumes from continuing operations increased by eight percent to 171,944 BOEPD, as compared to 158,683 BOEPD during the first quarter of 2013. The increase in first quarter 2014 average daily sales volumes, as compared to the first quarter of 2013, is primarily due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale horizontal drilling programs.

•
Average oil, NGL and gas prices increased during the first quarter of 2014 to $92.38 per BBL, $33.38 per BBL and $4.81 per MCF, respectively, as compared to $87.67 per BBL, $30.86 per BBL and $3.17 per MCF, respectively, in the first quarter of 2013.

•
Average oil and gas production costs per BOE increased to $10.65 for the first quarter of 2014, as compared to $10.47 for the first quarter of 2013, primarily due to an increase in lease operating expenses as a result of increased fuel and labor costs, offset by lower net natural gas plant charges due to increased gathering and processing revenues from processing third-party gas in Company-owned facilities.

•
Net cash provided by operating activities increased to $466 million for the three months ended March 31, 2014, as compared to $360 million for the three months ended March 31, 2013. The $106 million increase in net cash provided by operating activities is primarily due to an increase in sales volumes and commodity prices, partially offset by a decrease in realized derivative gains.

•
As of March 31, 2014, the Company's net debt to book capitalization increased to 27 percent, as compared to 25 percent as of December 31, 2013, principally reflective of a decrease in cash and cash equivalents of $136 million, an increase in long-term debt of $53 million and net income of $123 million for the three months ended March 31, 2014.

Recent Developments
During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer Alaska. In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement for $300 million before normal closing and other adjustments.

PIONEER NATURAL RESOURCES COMPANY

 Second Quarter 2014 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending June 30, 2014:
Production is forecasted to average 173,000 to 178,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $13.50 to $15.50 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $13.50 to $15.50 per BOE.
Total exploration and abandonment expense is expected to be $25 million to $35 million. General and administrative expense is expected to be $80 million to $85 million. Interest expense is expected to be $47 million to $52 million, and other expense is expected to be $25 million to $35 million. Accretion of discount on asset retirement obligations is expected to be $3 million to $5 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Cash income taxes are expected to range from $10 million to $15 million and are primarily attributable to federal alternative minimum tax and state taxes.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2014:

	Oil (BBLs)	NGLs (BBLs)	Gas (MCF)	Total (BOE)
Permian Basin	58,356	17,100	70,314	87,175
South Texas - Eagle Ford Shale	16,787	12,017	82,849	42,611
Raton Basin	—	—	126,451	21,075
Mid-Continent	3,066	6,636	38,268	16,080
South Texas - Other	380	7	27,597	4,987
Other	—	3	70	16
Total continuing operations	78,589	35,763	345,549	171,944
Barnett Shale	2,163	3,157	24,909	9,472
Alaska	4,058	—	—	4,058
Total including discontinued operations	84,810	38,920	370,458	185,474
During 2014 and 2013, the Company has focused its capital budgets and expenditures on oil and liquids-rich gas drilling activities due to relatively lower gas prices. As a result of these capital activities, the Company's total liquids production from continuing operations increased to 67 percent of total production, on a BOE basis, for the three months ended March 31, 2014, as compared to 62 percent for the same period last year. The Company's liquids revenue as a percent of total commodity sales decreased to 84 percent for the three months ended March 31, 2014, as compared to 86 percent for the same period last year, due to a 52 percent increase in the average gas price relative to increases of five percent and eight percent in the average oil and NGL prices, respectively.

PIONEER NATURAL RESOURCES COMPANY

 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2014:

	Acquisition Costs		Exploration	Development	Asset Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in millions)
Permian Basin	$—	$3	$181	$272	$(1)	$455
South Texas - Eagle Ford Shale	—	—	93	64	—	157
Raton Basin	—	—	1	4	—	5
Mid-Continent	—	—	1	1	—	2
South Texas - Other	—	—	5	3	—	8
Other	—	1	3	—	—	4
Total continuing operations	—	4	284	344	(1)	631
Barnett Shale	2	1	48	11	—	62
Alaska	—	—	(1)	48	4	51
Total including discontinued operations	$2	$5	$331	$403	$3	$744
The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2014:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Wells Sold	Ending Wells in Progress
Permian Basin	59	72	77	4	50
South Texas - Eagle Ford Shale	16	8	13	—	11
Total continuing operations	75	80	90	4	61
Barnett Shale	1	—	1	—	—
Alaska	4	1	—	—	5
Total including discontinued operations	80	81	91	4	66

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Wells Sold	Ending Wells in Progress
Permian Basin	31	48	22	1	56
South Texas - Eagle Ford Shale	24	25	19	—	30
South Texas - Other	—	2	1	—	1
Other	3	—	—	—	3
Total continuing operations	58	75	42	1	90
Barnett Shale	17	18	15	—	20
Alaska	2	—	—	—	2
Total including discontinued operations	77	93	57	1	112
Permian Basin area. The Company successfully completed 99 wells in the Permian Basin area during the first three months of 2014. During 2014, the Company expects to drill approximately 200 vertical wells and 255 horizontal wells, with the horizontal wells being drilled in the Spraberry/Wolfcamp Shale horizons. The Company expects to spend $2.4 billion of drilling capital in the Spraberry/Wolfcamp area during 2014.
The Company believes it has significant resource potential within its acreage based on its extensive geologic data covering the Spraberry and Wolfcamp A, B, C and D intervals and its drilling results to-date. During 2014, the Company expects to drill 140 horizontal wells in the northern portion of the play and 115 horizontal wells in the southern portion of the play, where the Company has its joint venture with Sinochem. The wells in these areas are expected to be drilled on three-well pads to gain efficiencies; therefore, the wells will not be completed until after the last well on each pad is drilled and, accordingly, production from these wells is not expected until all wells on the pad are ready to produce. With the addition of drilling rigs during the first

PIONEER NATURAL RESOURCES COMPANY

quarter of 2014, combined with the effects of pad drilling, the Company continues to expect production growth to be weighted towards the second half of 2014.
The Company continues to drill vertically to deeper intervals in the Spraberry field below the Wolfcamp interval, including the Strawn and Atoka intervals. The Company expects to drill approximately 200 vertical wells predominately targeting deeper intervals during 2014. These wells are being drilled to meet continuous drilling obligations.
The Company continues to benefit from its integrated services to control drilling and operating costs and support the execution of its drilling and production activities in the Spraberry field. The Company is currently utilizing seven Company-owned fracture stimulation fleets totaling approximately 200,000 horsepower in the Spraberry field. To support its operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying brown sand for proppant, which is being used by the Company to fracture stimulate vertical and horizontal wells in the Spraberry and Wolfcamp Shale intervals.
During April 2014, the Company extended its gas processing agreement with Atlas Pipeline Partners, L.P. ("Atlas") for an additional 10 years (through 2032) to help ensure adequate gas processing capacity across the Spraberry/Wolfcamp area as the Company increases its drilling activities. Associated with the agreement, Atlas is adding 400 million cubic feet per day of new processing capacity by the second half of 2015, with half of the new capacity coming online during the fourth quarter of 2014 and the other half coming online during the second half of 2015. The Company owns a 27 percent interest in the Atlas gas processing facilities and will fund its share of capital to build these new facilities.
Eagle Ford Shale area. The Company's drilling activities in the South Texas area during 2014 continue to be primarily focused on delineation and development of Pioneer's substantial acreage position in the Eagle Ford Shale play. The 2014 drilling program has been focused on liquids-rich drilling, with no wells currently planned to be drilled in dry gas acreage.
The Company completed 32 horizontal Eagle Ford Shale wells during the first three months of 2014, all of which were successful, with average lateral lengths of approximately 5,500 feet and, on average, 19-stage fracture stimulations. Of the 32 Eagle Ford Shale wells that were placed on production during the first three months of 2014, the Company placed six Upper Eagle Ford Shale wells on production and estimates that approximately 25 percent of the Company's acreage is prospective for this interval in the Eagle Ford Shale play. The Company plans to spend $545 million of drilling capital in 2014 to drill approximately 110 Eagle Ford Shale wells. The Company is operating two Pioneer-owned fracture stimulation fleets during 2014 in the Eagle Ford Shale play.
The Company's drilling operations in the Eagle Ford Shale continue to focus on improving drilling efficiencies. In 2013, the Company added approximately 300 drilling locations in the liquids-rich area of the play as a result of downspacing from 1,000 feet between wells (120-acre spacing) to 500 feet (60-acre spacing) between wells. Further downspacing and staggered testing to 175 feet between wells is underway in the liquids-rich areas where the 500-foot spacing was successful. Some areas will include testing of the Lower Eagle Ford Shale interval only, while others will include a combination of the Lower and Upper Eagle Ford Shale intervals. Early results from the initial 300-foot downspacing and staggered test in the Lower Eagle Ford Shale continue to be encouraging with six downspaced wells performing consistently with offset 500-foot spaced wells. In 2014, most Eagle Ford Shale wells will be drilled utilizing three-well and four-well pads. Pad sizes generally range from two to five wells, which are not completed until all of the wells on the pad are drilled.  The time it takes to complete the pad is dependent upon how many wells are drilled on each pad. Pad drilling saves the Company a significant amount of capital costs per well, as compared to drilling single-well locations.
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

Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. The plan is expected to result in the sale of the Barnett Shale net assets during 2014. The Company classified the Barnett Shale field assets and liabilities as held for sale in the Company's accompanying consolidated balance sheet as of March 31, 2014 and December 31, 2013. Results of operations from the Company's Barnett Shale field are reported as discontinued operations, net of tax in the Company's accompanying consolidated statements of operations.
See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's plan to sell its Barnett Shale assets.

PIONEER NATURAL RESOURCES COMPANY

The Company continues to pursue the sale of the Barnett Shale net assets. No assurance can be given that the sale will be completed in accordance with the Company's plans.
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer Alaska. In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement. The assets and liabilities of Pioneer Alaska are classified as held for sale in the Company's accompanying consolidated balance sheet as of March 31, 2014 and December 31, 2013. Pioneer Alaska's results of operations are reported as discontinued operations, net of tax in the Company's accompanying consolidated statements of operations.
See Notes C and F of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's divestiture and exploration projects in Alaska, respectively.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $910 million for the three months ended March 31, 2014, as compared to $729 million for the same period in 2013.

The increase in oil and gas revenues during the three months ended March 31, 2014, as compared to the same period in 2013, reflected 14 percent and 19 percent increases in daily oil and NGL sales volumes, respectively, and five percent, eight percent and 52 percent increases in average oil, NGL and gas prices, respectively. Partially offsetting the effects of these increases was a four percent decline in gas sales volumes.
The following table provides average daily sales volumes for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Oil (BBLs)	78,589	68,786
NGLs (BBLs)	35,763	29,951
Gas (MCF)	345,549	359,677
Total (BOEs)	171,944	158,683
Average daily BOE sales volumes increased by eight percent for the three months ended March 31, 2014, as compared to the same period in 2013, principally due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale drilling programs.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Oil (per BBL)	$92.38	$87.67
NGL (per BBL)	$33.38	$30.86
Gas (per MCF)	$4.81	$3.17
Total (per BOE)	$58.83	$51.01
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast oil price. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. Deficiency payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for further information on transportation commitment charges.

Interest and other income. Interest and other income for the three months ended March 31, 2014 was $4 million, as compared to a nominal amount for the same period in 2013. The increase in interest and other income for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to a decrease of $5 million in the net loss from vertical integration

PIONEER NATURAL RESOURCES COMPANY

services between the quarters. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.

Derivative losses, net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces, sells and consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2014, the Company recorded $104 million of net derivative losses on commodity price and interest rate derivatives, of which $18 million represented net cash payments. During the three months ended March 31, 2013, the Company recorded $42 million of net derivative losses, which was net of $54 million of cash receipts. Derivative gains and losses result from changes in the fair values of the Company's derivative contracts. See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $6 million for the three months ended March 31, 2014, as compared to $24 million for the same period in 2013.
The net gain for the three months ended March 31, 2014 included the Company's February 2014 sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $68 million, which resulted in a gain of $3 million. The Company also recognized a $1 million gain during the first quarter of 2014 associated with the sale of Sendero.
The net gain for the three months ended March 31, 2013 is primarily associated with the sale of the Company's interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's gains and losses on the disposition of assets.
Oil and gas production costs. The Company recorded oil and gas production costs of $165 million during the three months ended March 31, 2014, as compared to $150 million during the same period in 2013. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three months ended March 31, 2014 increased by two percent as compared to the same period in 2013. The increase in production costs per BOE during the three months ended March 31, 2014, as compared to the same period in 2013, is primarily reflective of (i) a $0.60 increase in lease operating expenses during the first quarter of 2014 to repair the damage caused by severe winter weather during the fourth quarter of 2013 in the Spraberry field, (ii) a $0.28 per BOE decrease in net natural gas plant charges resulting from increased gathering and processing revenues from processing third-party gas in Company-owned facilities and (iii) a $0.14 per BOE decrease in workover expenses, primarily related to reduced activity levels.
The following table provides the components of the Company's oil and gas production costs per BOE for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Lease operating expenses	$8.29	$7.69
Third-party transportation charges	1.66	1.66
Net natural gas plant charges	(0.03)	0.25
Workover costs	0.73	0.87
Total production costs	$10.65	$10.47
Production and ad valorem taxes. The Company's production and ad valorem taxes were $57 million during the three months ended March 31, 2014, as compared to $52 million for the same period in 2013. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Production taxes	$2.31	$2.22
Ad valorem taxes	1.37	1.39
Total production and ad valorem taxes	$3.68	$3.61
Depletion, depreciation and amortization expense. The Company's DD&A expense was $221 million ($14.27 per BOE) for the three months ended March 31, 2014, as compared to $212 million ($14.82 per BOE) during the same period in 2013. The decrease in per BOE DD&A expense during the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to the change in depletion expense.
Depletion expense on oil and gas properties was $13.70 per BOE during the three months ended March 31, 2014, as compared to $14.15 per BOE during the same period in 2013. The three percent decrease in per BOE depletion expense during the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to the impairment of proved properties in the Raton field during the fourth quarter of 2013, which reduced the Raton field's carrying value by $1.5 billion.
Impairment of oil and gas properties. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. It is reasonably possible that the estimate of undiscounted future net cash flows attributable to its properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these fields.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Geological and geophysical	$24	$18
Exploratory dry holes	1	—
Leasehold abandonments and other	6	—
	$31	$18
The Company's geological and geophysical costs increased by $6 million during the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to increased seismic and seismic interpretation expenditures supportive of drilling activities in the Spraberry field.
During the three months ended March 31, 2014, the Company drilled and evaluated 57 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2013, the Company drilled and evaluated 49 exploration/extension wells, 47 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2014 was $81 million, as compared to $62 million for the same period in 2013. The total number of employees of the Company increased from approximately 3,950 in March 2013 to approximately 4,350 in March 2014. The increase in general and administrative expense for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to increases in expenses related to personnel, occupancy, information technology, and legal costs in support of the Company's capital expansion initiatives.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3 million for the three months ended March 31, 2014 and 2013, respectively. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.

PIONEER NATURAL RESOURCES COMPANY

Interest expense. Interest expense was $45 million for the three months ended March 31, 2014, as compared to $51 million during the same period in 2013. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2014, including the effects of capitalized interest, was 6.3 percent as compared to 5.9 percent for the same period in 2013. The $6 million decrease in interest expense during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to a decrease in debt as a result of applying net cash proceeds from the Company's (i) $1.3 billion equity offering during the first quarter of 2013 and (ii) $624 million upfront cash receipts associated with the sale of a 40 percent interest in 207,000 net acres in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field to Sinochem during the second quarter of 2013.
Other expense. Other expense was $15 million for the three months ended March 31, 2014, as compared to $20 million during the same period in 2013. The decrease in other expense for the three months ended March 31, 2014, as compared to the same period in 2013, is primarily due to a $4 million decrease in above market and idle drilling and well service equipment charges. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision. The Company recorded income tax provisions from continuing operations of $53 million and $50 million for the three months ended March 31, 2014 and March 31, 2013, respectively. The Company's effective tax rate for the three months ended March 31, 2014 and 2013 was 26 percent and 37 percent, respectively, as compared to the U.S. statutory tax rate of 35 percent. The difference between the effective tax rate and the statutory tax rate during the first quarter of 2014 is primarily due to the recognition of a $21 million tax benefit related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Income/loss from discontinued operations, net of tax. The Company reported a loss from discontinued operations, net of tax, of $26 million for the three months ended March 31, 2014, as compared to income from discontinued operations, net of tax, of $16 million for the same period in 2013. The decrease in earnings from discontinued operations is primarily the result of the $111 million impairment charges to reduce the carrying values of Pioneer Alaska and the Company's Barnett Shale field assets to their estimated fair value less costs to sell. This decrease was partially offset by (i) an increase in revenues and other income of $18 million due to increased production and higher PPT credits on qualifying capital expenditures and (ii) a decrease in depletion, depreciation and amortization costs of $19 million due to the assets of Pioneer Alaska and the Barnett Shale field being classified as held for sale beginning at December 31, 2013. See Note C of the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's discontinued operations.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interests for the three months ended March 31, 2014 was nominal, as compared to $8 million for the same period in 2013. The $8 million decrease in income attributable to noncontrolling interests for the three months ended March 31, 2014, as compared to the same period in 2013, is due to the Pioneer Southwest merger in December 2013. The portion of income from noncontrolling interest for the three months ended March 31, 2013 related to Pioneer Southwest was $8 million.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payment of contractual obligations, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, proceeds from the divestiture of assets held for sale, proceeds from the sales of other nonstrategic assets or external financing sources as discussed in "Capital resources" below.
The Company's capital budget for 2014 is focused on liquids-rich gas drilling activities with total planned expenditures of $3.3 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs and capital expenditures associated with Pioneer Alaska and Barnett Shale field assets prior to their sale), consisting of $3.0 billion for drilling operations, including budgeted land capital for existing assets, and $285 million for buildings, vertical integration and other plant and equipment additions. Based on results for the three months ended March 31, 2014 and Management's Price Outlook, the Company expects its cash flows from operating activities, cash and cash equivalents on hand, proceeds from the divestiture of assets held for sale, proceeds from other nonstrategic assets sales and, if necessary, availability under its Credit Facility to be sufficient to fund its planned capital expenditures and contractual obligations for the remainder of 2014.
Investing activities. Investing activities used $626 million of cash during the three months ended March 31, 2014, as compared to $707 million of cash used in investing activities during the three months ended March 31, 2013. The $81 million decrease in cash used in investing activities for the three months ending March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to (i) a $40 million increase in proceeds from the disposition of assets, (ii) a $33 million decrease in additions to oil and gas properties, partially due to the drilling carry being paid by Sinochem in the southern portion of the

PIONEER NATURAL RESOURCES COMPANY

horizontal Wolfcamp Shale play during the first quarter of 2014 and (iii) an $8 million decrease in additions to other assets and other property and equipment. During the three months ended March 31, 2014, the Company's expenditures for investing activities were funded by net cash provided by operating activities, cash on hand and borrowings under the Company's Credit Facility.
Dividends/distributions. During February of both 2014 and 2013, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
During January 2013, the Pioneer Southwest board of directors declared a quarterly distribution of $0.52 per limited partner unit. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $9 million during the three months ended March 31, 2013.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (including commitments to pay day rates for drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, treating and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2014, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) operating lease agreements, (ii) drilling commitments, (iii) firm transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates and gathering, treating, fractionation and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2013, the material changes in the Company's contractual obligations include a $50 million increase in borrowings under the Company's Credit Facility and an $86 million decrease in the Company's derivative net assets.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of March 31, 2014, these contracts represented net assets of $59 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2014. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
Capital resources. The Company's primary capital resources are cash and cash equivalents, net cash provided by operating activities, proceeds from the divestiture of assets held for sale, proceeds from sales of other nonstrategic assets and proceeds from financing activities (principally borrowings under the Company's Credit Facility or issuances of debt or equity securities). If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures using availability under its Credit Facility, issue debt or equity securities or obtain capital from other sources, such as through the sale of nonstrategic assets.
Operating activities. Net cash provided by operating activities during the three months ended March 31, 2014 was $466 million, as compared to $360 million during the same period in 2013. The increase in net cash provided by operating activities for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily due to an increase in oil, NGL and gas sales volumes as a result of the Company's successful drilling program and higher realized commodity prices, partially offset by a decrease in realized derivative gains.
Asset divestitures. During the first quarter of 2014, the Company completed the sale of (i) Sendero for cash proceeds of $31 million (Sendero had $14 million of cash on hand at the time of the sale) and (ii) proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $68 million.
During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer Alaska. In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement. Associated with the sale of Pioneer Alaska, the Company recorded an additional noncash impairment loss of $97 million during the three months ended March 31, 2014.  The Company has classified Pioneer Alaska assets and liabilities as held for sale in the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013 and has reported Pioneer Alaska's historical results of operations, and the related impairment loss, as discontinued operations, net of tax in the accompanying consolidated statements of operations.

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
In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for total consideration of $1.8 billion, including normal closing adjustments. In May 2013, the Company completed the sale to Sinochem for net cash proceeds of $624 million. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the horizontal Wolfcamp Shale play.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2014 was $24 million, as compared to net cash provided by financing activities of $548 million during the three months ended 2013. The decrease in net cash provided by financing activities during the three months ended March 31, 2014, as compared to the same period of 2013, is primarily the result of a decrease of $1.3 billion of realized net proceeds from the Company's completion of an offering of its common stock in February 2013, partially offset by (i) a decrease in net principal payments on long-term debt of $757 million and (ii) a decrease of $9 million in distributions to noncontrolling interests.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its Credit Facility. As of March 31, 2014, the Company had $50 million of outstanding borrowings under its Credit Facility, leaving $1.4 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2014. The Company also had cash on hand of $257 million as of March 31, 2014. If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt or equity securities or other sources, such as the sale of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal operating cash flows, cash on hand, proceeds from the divestiture of assets held for sale, proceeds from the sales of other nonstrategic assets and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund 2014 capital expenditures and dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at March 31, 2014 was $9.2 billion, consisting of $257 million of cash and cash equivalents, debt of $2.7 billion and equity of $6.7 billion. The Company's net debt to net book capitalization was 27 percent and 25 percent at March 31, 2014 and December 31, 2013, respectively. The Company's ratio of current assets to current liabilities decreased to 1.25 to 1.00 at March 31, 2014, as compared to 1.38 to 1.00 at December 31, 2013, primarily due to a decrease in cash and cash equivalents.
New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item1. Financial Statements".

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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending March 31, 2014:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2013	$145	$—	$145
Changes in contract fair value	(114)	10	(104)
Contract maturity payments (receipts)	22	(4)	18
Fair value of contracts outstanding as of March 31, 2014	$53	$6	$59
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2014 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2014. For variable rate debt, the average interest rate represents the average rates being paid on the debt projected forward proportionate to the forward yield curve for LIBOR on May 5, 2014.

	Nine Months Ending December 31,	Year Ending December 31,						Asset (Liability) Fair Value at March 31,
	2014	2015	2016	2017	2018	Thereafter	Total	2014
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$—	$455	$485	$450	$1,300	$2,690	$(3,055)
Weighted average interest rate	6.15%	6.15%	6.17%	6.11%	5.91%	5.81%
Variable rate principal maturities:
Credit Facility	$—	$—	$—	$50	$—	$—	$50	$(66)
Weighted average interest rate	1.75%	2.21%	3.30%	4.21%	—	—
Interest Rate Swaps:
Notional debt amount	$400	$400	$400	$400	$400	$400		$6
Fixed rate receivable (%)	3.95%	3.95%	3.95%	3.95%	3.95%	3.95%
Variable rate payable (%)	1.36%	1.83%	2.92%	3.82%	4.43%	5.18%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance discounts and net deferred fair value hedge losses.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2014. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at March 31,
	2014	2015	2016	2014 (a)
				(in millions)
Oil Derivatives:
Average daily notional BBL volumes:
Collar contracts with short puts (b)	69,000	86,500	25,000	$76
Weighted average ceiling price per BBL	$114.05	$99.01	$93.30
Weighted average floor price per BBL	$93.70	$88.09	$85.00
Weighted average short put price per BBL	$77.61	$73.18	$70.00
Swap contracts	10,000	—	—	$(11)
Weighted average fixed price per BBL	$93.87	$—	$—
Average forward NYMEX oil prices (c)	$96.95	$90.30	$85.24
Rollfactor swap contracts (d)	9,455	5,000	—	$(1)
Weighted average fixed price per BBL	$1.08	$0.60	$—
Average forward rollfactor prices (c)	$1.11	$0.72	$0.37
NGL Derivatives:
Average daily notional BBL volumes:
Collar contracts with short puts (e)	1,000	—	—	$1
Weighted average ceiling price per BBL	$109.50	$—	$—
Weighted average floor price per BBL	$95.00	$—	$—
Weighted average short put price per BBL	$80.00	$—	$—
Average forward NGL prices (f)	$87.45	$80.48	$73.18
Collar contracts (g)	3,000	—	—	$—
Weighted average ceiling price per BBL	$13.72	$—	$—
Weighted average floor price per BBL	$10.78	$—	$—
Average forward NGL prices (f)	$12.37	$11.98	$11.46
Swap contracts (h)	2,556	—	—	$2
Weighted average fixed price per BBL	$48.15	$—	$—
Average forward NGL prices (f)	$45.00	$43.47	$41.77
Gas Derivatives:
Average daily notional MMBTU volumes:
Collar contracts with short puts	115,000	285,000	20,000	$8
Weighted average ceiling price per MMBTU	$4.70	$5.07	$5.36
Weighted average floor price per MMBTU	$4.00	$4.00	$4.00
Weighted average short put price per MMBTU	$3.00	$3.00	$3.00
Swap contracts	195,000	20,000	—	$(22)
Weighted average fixed price per MMBTU	$4.04	$4.31	$—
Average forward NYMEX gas prices (c)	$4.72	$4.40	$4.34
Basis swap contracts (i)	123,382	30,000	—	$—
Weighted average fixed price per MMBTU	$(0.22)	$(0.18)	$—
Average forward basis differential prices (j)	$(0.23)	$(0.24)	$—

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

(b)
Counterparties have the option to extend 1,500 BBLs per day of 2015 collar contracts with short puts for an additional year with a ceiling price of $100.25 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. The option to extend is exercisable on December 31, 2015. During the period from April 1, 2014 to May 5, 2014, the Company entered into additional collar contracts with short puts for 3,500 BBLs per day of the Company's 2015 production with a ceiling price of $100.00 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. These

PIONEER NATURAL RESOURCES COMPANY

contracts give the counterparties the option to extend the contracts under the same terms for an additional year if the option to extend is exercised by the counterparties on December 31, 2015.

(c)	The average forward NYMEX oil and gas prices are based on May 5, 2014 market quotes.

(d)
Represents swaps that fix the difference between (i) each day's price per BBL of WTI for the first nearby month less (ii) the price per BBL of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per BBL of WTI for the first nearby month less (iv) the price per BBL of WTI for the third nearby NYMEX month, multiplied by .3333.

(e)
Represent collar contracts with short puts that reduce the price volatility of natural gasoline forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. During the period from April 1, 2014 to May 5, 2014, the Company entered into additional natural gasoline collar contracts with short puts for (i) 1,000 BBLs per day of May through December 2014 production with a ceiling price of $93.24 per BBL, a floor price of $88.20 per BBL and a short put price of $81.90 per BBL and (ii) 1,500 BBLs per day of June through December 2014 production with a ceiling price of $93.35 per BBL, a floor price of $88.20 per BBL and a short put price of $81.90 per BBL.

(f)	Forward component NGL prices are derived from respective active-market NGL component price quotes as of May 5, 2014.

(g)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(h)	Represent swap contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(i)
During the period from April 1, 2014 to May 5, 2014, the Company entered into additional basis swap contracts for 20,000 MMBTU per day of the Company's 2015 production with a negative price differential of $0.25 per MMBTU between the relevant index price and the NYMEX price.

(j)	The average forward basis differential prices are based on May 5, 2014 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

Marketing and basis transfer derivatives. The Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2014, the Company had (i) marketing gas index swap contracts for 37,782 MMBTU per day for the remainder of 2014 with a price differential of $0.31 per MMBTU between Inside FERC-EPNG (Permian Basin) index prices and NGI-SoCal Border Monthly index prices and (ii) marketing oil index swap contracts for 555 BBL per day for the remainder of 2014 with a price differential of $5.55 per BBL between Cushing WTI and LLS. As of March 31, 2014, these positions had a liability fair value of $245 thousand and an asset fair value of $306 thousand, respectively. Based on May 5, 2014 market quotes, the respective average forward basis differential price was $0.29 per MMBTU for basis differentials between the relevant quoted forward gas index prices and $2.29 per BBL for basis differentials between the relevant quoted forward oil index prices.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the risks discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," which risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2014	37,556	$184.07	—
February 2014	125,266	$186.10	—
March 2014	—	$—	—
Total	162,822	$185.64	—	$—
 ____________________

(a)	Consists of shares purchased from each employee in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description
10.1	(a) —	Severance Agreement, dated effective January 1, 2014, between the Company and Margaret M. Montemayor.

10.2	(a) —	Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor.

10.3	(a) —	Indemnification Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: May 8, 2014	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: May 8, 2014	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	(a) —	Severance Agreement, dated effective January 1, 2014, between the Company and Margaret M. Montemayor.

10.2	(a) —	Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor.

10.3	(a) —	Indemnification Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

(a)	Filed herewith.

(b)	Furnished herewith.