Form 10-Q
period 2014-06-30
PIONEER NATURAL RESOURCES CO
filed 2014-08-06
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of August 1, 2014                                    143,098,392

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$445	$393
Accounts receivable:
Trade, net	457	431
Due from affiliates	8	3
Income taxes receivable	7	5
Inventories	221	220
Prepaid expenses	11	16
Assets held for sale	193	584
Other current assets:
Derivatives	1	76
Other	37	2
Total current assets	1,380	1,730
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	14,602	13,406
Unproved properties	151	123
Accumulated depletion, depreciation and amortization	(5,279)	(4,903)
Total property, plant and equipment	9,474	8,626
Goodwill	274	274
Other property and equipment, net	1,230	1,224
Other assets:
Investment in unconsolidated affiliate	229	225
Derivatives	10	91
Other, net	113	124
	$12,710	$12,294

The financial information included as of June 30, 2014 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions)

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,074	$910
Due to affiliates	71	150
Interest payable	62	62
Income taxes payable	1	—
Deferred income taxes	36	19
Liabilities held for sale	45	39
Other current liabilities:
Derivatives	98	12
Other	78	58
Total current liabilities	1,465	1,250
Long-term debt	2,659	2,653
Derivatives	66	10
Deferred income taxes	1,475	1,473
Other liabilities	295	293
Equity:
Common stock, $.01 par value; 500 million shares authorized; 146 million shares issued as of June 30, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	5,128	5,080
Treasury stock at cost: 3 million shares as of June 30, 2014 and December 31, 2013, respectively	(172)	(144)
Retained earnings	1,784	1,665
Total equity attributable to common stockholders	6,741	6,602
Noncontrolling interests in consolidating subsidiaries	9	13
Total equity	6,750	6,615
Commitments and contingencies
	$12,710	$12,294

The financial information included as of June 30, 2014 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues and other income:
Oil and gas	$959	$781	$1,869	$1,510
Sales of purchased oil and gas	205	56	353	112
Interest and other	3	(5)	7	(5)
Derivative gains (losses), net	(218)	144	(322)	102
Gain on disposition of assets, net	4	183	10	207
	953	1,159	1,917	1,926
Costs and expenses:
Oil and gas production	173	153	338	303
Production and ad valorem taxes	59	51	116	103
Depletion, depreciation and amortization	248	225	469	437
Purchased oil and gas	198	55	341	111
Exploration and abandonments	29	18	60	36
General and administrative	82	66	163	128
Accretion of discount on asset retirement obligations	3	3	6	6
Interest	47	43	92	94
Other	22	22	38	42
	861	636	1,623	1,260
Income from continuing operations before income taxes	92	523	294	666
Income tax provision	(34)	(183)	(87)	(233)
Income from continuing operations	58	340	207	433
Income (loss) from discontinued operations, net of tax	(57)	11	(83)	27
Net income	1	351	124	460
Net income attributable to noncontrolling interests	—	(14)	—	(22)
Net income attributable to common stockholders	$1	$337	$124	$438

Basic earnings per share attributable to common stockholders:
Income from continuing operations	$0.41	$2.37	$1.44	$3.03
Income (loss) from discontinued operations	(0.40)	0.05	(0.58)	0.21
Net income	$0.01	$2.42	$0.86	$3.24
Diluted earnings per share attributable to common stockholders:
Income from continuing operations	$0.41	$2.35	$1.44	$2.95
Income (loss) from discontinued operations	(0.40)	0.05	(0.58)	0.24
Net income	$0.01	$2.40	$0.86	$3.19
Weighted average shares outstanding:
Basic	143	138	143	133
Diluted	143	139	143	136
Dividends declared per share	$—	$—	$0.04	$0.04

Amounts attributable to common stockholders:
Income from continuing operations	$58	$326	$207	$411
Income (loss) from discontinued operations, net of tax	(57)	11	(83)	27
Net income	$1	$337	$124	$438

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	143	$1	$5,080	$(144)	$1,665	$13	$6,615
Dividends declared ($0.04 per share)	—	—	—	—	(5)	—	(5)
Exercise of long-term incentive plan stock options	—	—	2	5	—	—	7
Purchases of treasury stock	—	—	—	(33)	—	—	(33)
Sendero divestiture	—	—	—	—	—	(4)	(4)
Tax benefits related to stock-based compensation	—	—	4	—	—	—	4
Pioneer Southwest merger transaction costs	—	—	(1)	—	—	—	(1)
Compensation costs included in net income	—	—	43	—	—	—	43
Net income	—	—	—	—	124	—	124
Balance as of June 30, 2014	143	$1	$5,128	$(172)	$1,784	$9	$6,750

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$124	$460
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	469	437
Impairment of inventory and other property and equipment	4	4
Exploration expenses, including dry holes	10	1
Deferred income taxes	69	219
Gain on disposition of assets, net	(10)	(207)
Accretion of discount on asset retirement obligations	6	6
Discontinued operations	166	60
Interest expense	9	9
Derivative related activity	298	(14)
Amortization of stock-based compensation	43	34
Other	28	(8)
Change in operating assets and liabilities:
Accounts receivable, net	(59)	(33)
Income taxes receivable	(2)	7
Inventories	(8)	(1)
Prepaid expenses	2	(10)
Other current assets	(4)	3
Accounts payable	30	(9)
Interest payable	—	(7)
Income taxes payable	1	1
Other current liabilities	7	(15)
Net cash provided by operating activities	1,183	937
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	369	675
Additions to oil and gas properties	(1,362)	(1,388)
Additions to other assets and other property and equipment, net	(110)	(101)
Net cash used in investing activities	(1,103)	(814)
Cash flows from financing activities:
Borrowings under long-term debt	325	419
Principal payments on long-term debt	(325)	(1,323)
Proceeds from issuance of common stock, net of issuance costs	—	1,281
Distributions to noncontrolling interests	—	(18)
Exercise of long-term incentive plan stock options	7	4
Purchases of treasury stock	(33)	(19)
Excess tax benefits from share-based payment arrangements	4	6
Dividends paid	(6)	(6)
Net cash provided by (used in) financing activities	(28)	344
Net increase in cash and cash equivalents	52	467
Cash and cash equivalents, beginning of period	393	229
Cash and cash equivalents, end of period	$445	$696

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
New accounting pronouncements. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 31, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of this new guidance is not expected to have a material impact on the Company's consolidated financial statements.
NOTE C. Acquisitions and Divestitures
Divestitures Recorded in Continuing Operations
For the three and six months ended June 30, 2014, the Company recorded net gains on disposition of assets in continuing operations of $4 million and $10 million, respectively, as compared to $183 million and $207 million for the same respective periods in 2013. The net gains attributable to the disposition of assets were primarily comprised of the following:

•
Vertical drilling rigs. During December 2013, the Company committed to a plan to sell the Company's majority interest in Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner. At December 31, 2013, the assets and liabilities of Sendero were classified as held for sale at their estimated fair value. In March 2014, the Company

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

completed the sale of Sendero for cash proceeds of $31 million and recognized a gain of $1 million associated with the completion of the sale. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015, and eight vertical rigs in 2016.

•
Permian Basin. During February 2014, the Company completed the sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $72 million, which resulted in a gain of $2 million on the unproved property.

•
Southern Wolfcamp. In May 2013, the Company completed the sale of 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas to Sinochem Petroleum USA LLC ("Sinochem") for net cash proceeds of $624 million, which resulted in a gain of $181 million related to the unproved property interests conveyed to Sinochem. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the southern portion of the horizontal Wolfcamp Shale play.

•
West Panhandle. During the first quarter of 2013, the Company completed a sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million.

Divestitures Recorded as Discontinued Operations
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer's Alaska subsidiary ("Pioneer Alaska"). In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement for net proceeds of $267 million, including normal closing and other adjustments.
The Company has classified Pioneer Alaska's results of operations as income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations.
Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In August 2014, the Company signed a purchase and sale agreement with an unaffiliated third party for $155 million, before normal closing adjustments. Based on the terms of the purchase and sale agreement, the Company expects to close the sale of the Barnett Shale net assets during the third quarter of 2014. The Company has classified its (i) Barnett Shale assets and liabilities as held for sale in the accompanying consolidated balance sheets and (ii) Barnett Shale results of operations as income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations.
Based upon the estimated sales price for the Barnett Shale net assets at June 30, 2014, the Company recorded an additional noncash impairment charge of $114 million in discontinued operations during the three months ended June 30, 2014 to reduce the carrying value of the Barnett Shale net assets to their estimated sales value. See Note D for additional information about the Barnett Shale impairment charge.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table represents the components of the Company's discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues and other income:
Oil and gas	$40	$64	$107	$123
Interest and other (a)	—	6	29	26
Gain on disposition of assets, net	5	8	5	8
	45	78	141	157
Costs and expenses:
Oil and gas production	11	26	29	46
Production and ad valorem taxes	2	3	4	6
Depletion, depreciation and amortization	—	24	—	43
Impairment of oil and gas properties	114	—	225	—
Exploration and abandonments	1	5	2	15
General and administrative	1	1	3	2
Other	4	—	7	—
	133	59	270	112
Income (loss) from discontinued operations before income taxes	(88)	19	(129)	45
Current tax provision	—	(2)	(1)	(4)
Deferred tax (provision) benefit	31	(6)	47	(14)
Income (loss) from discontinued operations	$(57)	$11	$(83)	$27
 ____________________

(a)	Primarily comprised of cash received associated with Alaskan Petroleum Production Tax credits on qualifying capital expenditures.

The carrying values of the Company's ownership in the Barnett Shale field as of June 30, 2014, and the carrying values of the Company's ownership in Pioneer Alaska, the Barnett Shale field and Sendero as of December 31, 2013, were included in assets and liabilities held for sale in the accompanying consolidated balance sheet and were comprised of the following:

	June 30, 2014	December 31, 2013
	(in millions)
Composition of assets included in assets held for sale:
Current assets	$25	$58
Property, plant and equipment	168	526
Total assets	$193	$584

Composition of liabilities included in liabilities held for sale:
Current liabilities	$41	$29
Other liabilities	4	10
Total liabilities	$45	$39

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 for each of the fair value hierarchy levels:

	Fair Value Measurement at the End of the Reporting Period Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
	(in millions)
Recurring fair value measurements
Assets:
Commodity derivatives	$—	$11	$—	$11
Deferred compensation plan assets	71	—	—	71
Total assets	71	11	—	82
Liabilities:
Commodity derivatives	—	164	—	164
Total liabilities	—	164	—	164
Total recurring fair value measurements	$71	$(153)	$—	$(82)
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of June 30, 2014, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties that are written down to fair value when they are impaired and assets and liabilities associated with other long-lived assets that have been reduced to fair value when they are impaired or held for sale.
Assets classified as held for sale. The Company records assets and liabilities associated with long-lived assets that are classified as held for sale at the lower of the asset's net carrying amount or estimated fair value less costs to sell. At June 30, 2014, the fair value of the Barnett Shale field assets was based upon its estimated sales price, including normal closing adjustments, less costs to sell. Associated therewith, the Company recognized a $114 million impairment charge during the second quarter to reduce the carrying value of the Barnett Shale field assets to their estimated sales price. See Note C for additional information regarding the Company's planned divestiture of its Barnett Shale field assets.
At March 31, 2014, the fair value of the Barnett Shale field assets was based upon a probability weighted average calculation that used management inputs including an estimated sales price and a discounted cash flow model for the proved properties using Level 3 assumptions including (i) management's longer-term commodity price outlooks ("Management's Price Outlooks") for oil and gas prices of $81.58 per barrel ("BBL") for oil and $4.64 per million British thermal units ("MMBTU") for gas, and management's outlooks for (ii) production costs, (iii) capital expenditures, (iv) production and (v) estimated proved reserves. Management's Price Outlooks represent longer-term expectations of oil and gas prices that are developed based on third-party futures price outlooks as of a measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.
At March 31, 2014, the fair value of Pioneer Alaska was based upon an agreed sales price, including normal closing adjustments, less estimated costs to sell.
The following table presents each of the fair value adjustments made by the Company during 2014 related to assets that were classified as discontinued operations held for sale:

		Estimated Fair Value Less Costs to Sell	Fair Value Adjustment
		(in millions)
Barnett Shale field	June 2014	$148	$(114)
Barnett Shale field	March 2014	$208	$(14)
Alaska	March 2014	$253	$(97)
Inventories. During the three and six months ended June 30, 2014, the Company recorded an impairment charge of $4 million to reduce the carrying value of its excess vertical well pipe inventory. The Company calculated the estimated fair value of the inventory using significant Level 2 assumptions based on third-party price quotes for the asset in an active market. The impairment charge is included in other expense on the Company's accompanying consolidated statements of operations.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$2,659	$3,058	$2,653	$3,019
Long-term debt includes the Company's credit facility and the Company's senior notes. The fair value of debt is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of June 30, 2014 and the weighted average oil prices for those contracts:

	Six Months Ending December 31,	Year Ending December 31,
	2014	2015	2016
Collar contracts with short puts:
Volume (BBL) (a)(b)	69,000	95,767	54,000
Price per BBL:
Ceiling	$114.05	$99.36	$98.36
Floor	$93.70	$87.98	$85.83
Short put	$77.61	$73.54	$74.26
Swap contracts:
Volume (BBL)	12,500	—	—
Price per BBL	$95.33	$—	$—
Rollfactor swap contracts:
Volume (BBL)	10,000	5,000	—
NYMEX roll price (c)	$1.10	$0.60	$—
 ____________________

(a)
Counterparties have the option to extend for an additional year 5,000 BBLs per day of 2015 collar contracts with short puts with a ceiling price of $100.08 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. The option to extend is exercisable on December 31, 2015. These contracts give the counterparties the option to extend the contracts under the same terms for an additional year if the option to extend is exercised by the counterparties on December 31, 2015.

(b)
Subsequent to June 30, 2014, the Company entered into additional collar contracts with short puts for 4,000 BBL per day of the Company's 2016 production with a ceiling price of $100.73 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of June 30, 2014 and the weighted average NGL prices for those contracts:

Six Months Ending December 31,
2014
Collar contracts with short puts (a):
Volume (BBL)	3,500
Price per BBL:
Ceiling	$97.93
Floor	$90.14
Short put	$81.36
Collar contracts (b):
Volume (BBL)	3,000
Price per BBL:
Ceiling	$13.72
Floor	$10.78
Swap contracts (c):
Volume (BBL)	2,337
Average price per BBL	$48.11
____________________

(a)	Represent collar contracts with short puts that reduce the price volatility of natural gasoline forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(b)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(c)	Represent swap contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of June 30, 2014 and the weighted average gas prices for those contracts:

	Six Months Ending December 31,	Year Ending December 31,
	2014	2015	2016
Collar contracts with short puts:
Volume (MMBTU)	115,000	285,000	20,000
Price per MMBTU:
Ceiling	$4.70	$5.07	$5.36
Floor	$4.00	$4.00	$4.00
Short put	$3.00	$3.00	$3.00
Swap contracts:
Volume (MMBTU)	195,000	20,000	—
Price per MMBTU	$4.04	$4.31	$—
Basis swap contracts:
Volume (MMBTU) (a)	130,000	90,000	—
Price per MMBTU	$(0.21)	$(0.22)	$—
____________________

(a)
Subsequent to June 30, 2014, the Company entered into additional basis swap contracts for 20,000 MMBTU per day for August 2014 and 40,000 MMBTU per day for September 2014 with respective price differentials of $0.38 per MMBTU and $0.39 per MMBTU between Permian Basin index prices and southern California index prices.

Marketing and basis transfer derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of June 30, 2014, the Company had marketing gas index swap contracts for 40,000 MMBTU per day for the remainder of 2014 with a price differential of $0.31 per MMBTU between Permian Basin index prices and southern California index prices.
Interest rate derivative activities. During the three months ended June 30, 2014, the Company terminated its interest rate derivative contracts for cash proceeds of $14 million. Prior to termination, the Company received a fixed interest rate of 3.95 percent in exchange for paying a floating interest rate comprised of the three-month LIBOR plus an average rate of 1.11 percent on a notional amount of $400 million.
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
June 30, 2014
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of June 30, 2014
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$14	$(13)	$1
Commodity price derivatives	Derivatives - noncurrent	$20	$(10)	10
				$11
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$111	$(13)	$98
Commodity price derivatives	Derivatives - noncurrent	$76	$(10)	66
				$164

Fair Value of Derivative Instruments as of December 31, 2013
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$73	$(7)	$66
Interest rate derivatives	Derivatives - current	$10	$—	10
Commodity price derivatives	Derivatives - noncurrent	$95	$(4)	91
Interest rate derivatives	Derivatives - noncurrent	$15	$(15)	—
				$167
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$19	$(7)	$12
Commodity price derivatives	Derivatives - noncurrent	$4	$(4)	—
Interest rate derivatives	Derivatives - noncurrent	$25	$(15)	10
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
June 30, 2014
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging	Location of Gain / (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Instruments	Earnings on Derivatives	2014	2013	2014	2013
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$(226)	$138	$(340)	$92
Interest rate derivatives	Derivative gains (losses), net	8	6	18	10
Total		$(218)	$144	$(322)	$102
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
The following table reflects the Company's capitalized exploratory well and project activity during the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in millions)
Beginning capitalized exploratory costs	$248	$159
Additions to exploratory costs pending the determination of proved reserves	382	689
Reclassification due to determination of proved reserves	(265)	(475)
Disposition of assets	(36)	(36)
Impairment of properties	(4)	(11)
Exploratory well costs charged to exploration expense	(3)	(4)
Ending capitalized exploratory costs (a)	$322	$322
_______________

(a)	Includes $5 million of capitalized exploratory well costs classified as held for sale in the accompanying consolidated balance sheet as of June 30, 2014.
The following table provides an aging, as of June 30, 2014 and December 31, 2013, of capitalized exploratory costs and the number of projects for which exploratory costs have been capitalized for a period greater than one year based on the date drilling was completed:

	June 30, 2014	December 31, 2013
	(in millions, except project counts)
Capitalized exploratory costs that have been suspended:
One year or less	$316	$116
More than one year	6	43
	$322	$159

Number of projects with exploratory costs that have been suspended for a period greater than one year	2	1

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

At June 30, 2014, the $6 million of suspended well costs that have been suspended for a period greater than one year are comprised of two wells in eastern Colorado that were drilled as stratigraphic test wells. The costs are capitalized pending the results of further drilling operations in the area during the second half of 2014. The $43 million of suspended well costs suspended for a period greater than one year at December 31, 2013 related to Pioneer Alaska, which was sold in April 2014. See Note C for additional information on the sale of Pioneer Alaska.
NOTE G. Long-term Debt
The Company's long-term debt consists of senior notes and a revolving corporate credit facility (the "Credit Facility"), including the effects of net deferred fair value hedge losses and issuance discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in December 2017. As of June 30, 2014, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of its debt covenants.
NOTE H. Incentive Plans
Stock-based compensation
For the three and six months ended June 30, 2014, the Company recorded $33 million and $62 million, respectively, of stock-based compensation expense for all plans, as compared to $25 million and $53 million for the same respective periods of 2013. As of June 30, 2014, there was $193 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $58 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of June 30, 2014 and December 31, 2013, accounts payable – due to affiliates includes $19 million and $33 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the six months ended June 30, 2014, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2013	1,371,207	422,382	134,476	289,927
Awards granted	390,998	132,803	67,182	—
Awards vested	(429,365)	(187,203)	(898)	—
Options exercised	—	—	—	(80,869)
Awards forfeited	(42,854)	(18,278)	(1,078)	—
Outstanding as of June 30, 2014	1,289,986	349,704	199,682	209,058
Postretirement Benefit Obligations
As of June 30, 2014 and December 31, 2013, the Company had $6 million and $8 million, respectively, of unfunded accumulated postretirement benefit obligations. These obligations are comprised of five unfunded plans, of which four relate to predecessor entities that the Company acquired in prior years. Other than the Company's retirement plan, the participants of these plans are not current employees of the Company. The plans had no assets as of June 30, 2014 or December 31, 2013.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning asset retirement obligations	$194	$191	$194	$198
New wells placed on production	1	1	2	2
Changes in estimates	—	(1)	1	(6)
Dispositions	—	—	(1)	(4)
Liabilities settled	(5)	(3)	(9)	(5)
Accretion of discount	3	3	6	6
Ending asset retirement obligations	$193	$191	$193	$191
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, the current portions of the Company's asset retirement obligations were both $19 million.
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
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Other income	$5	$2	$6	$4
Equity interest in income of EFS Midstream (a)	3	3	6	6
Deferred compensation plan income	—	—	2	2
Loss from vertical integration services (b)	(5)	(10)	(7)	(17)
Total interest and other income	$3	$(5)	$7	$(5)
 ____________________

(a)
The Company accounts for its investment in EFS Midstream LLC ("EFS Midstream") using the equity method. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term.

(b)
Loss from vertical integration services primarily represents net margins that result from Company-provided fracture stimulation and related service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three and six months ended June 30, 2014, these net margins included $104 million and $196 million of gross vertical integration revenues, respectively, and $109 million and $203 million of total vertical integration costs and expenses, respectively. For the same periods in 2013, these net margins included $47 million and $103 million of gross vertical integration revenues, respectively, and $57 million and $120 million of total vertical integration costs and expenses, respectively.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Transportation commitment charge (a)	$12	$9	$23	$19
Other	6	6	9	10
Impairment of inventory (b)	4	1	4	2
Contingency and environmental accrual adjustments	—	1	2	2
Above market and idle drilling and well services equipment charges (c)	—	5	—	8
Terminated drilling rig contract charges	—	—	—	1
Total other expense	$22	$22	$38	$42
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)	Represents charges to reduce excess material and supplies inventories to their market values. See Note D for additional information on the fair value of materials and supplies inventory.

(c)	Primarily represents expenses attributable to the portion of the Company's contracted rig rates that were above market rates and idle rig fees, neither of which were chargeable to joint operations.
NOTE M. Income Taxes
The Company's income tax provisions attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Current	$6	$7	$18	$14
Deferred	28	176	69	219
Income tax provision	$34	$183	$87	$233
For the three and six months ended June 30, 2014, the Company's effective tax rates, excluding income attributable to the noncontrolling interest, were 37 percent and 30 percent, respectively, as compared to effective rates of 36 percent for each of the same respective periods in 2013. The Company's 2014 effective tax rates differed from the U.S. statutory rate of 35 percent primarily due to state income tax apportionments, nondeductible expenses and, for the six months ended June 30, 2014, the recognition of a $21 million tax benefit resulting from the resolution during the first quarter of 2014 of the tax uncertainty related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. There are no unrecognized tax benefits as of June 30, 2014.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2008. As of June 30, 2014, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

NOTE N. Net Income Per Share
The following table reconciles the Company's net income from continuing operations attributable to common stockholders to basic and diluted net income from continuing operations attributable to common stockholders for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income from continuing operations attributable to common stockholders	$58	$326	$207	$411
Participating basic earnings	—	(4)	(1)	(5)
Basic and diluted income from continuing operations attributable to common stockholders	$58	$322	$206	$406
The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Weighted average common shares outstanding:
Basic	143	138	143	133
Dilution attributable to convertible senior notes	—	1	—	3
Diluted (a)	143	139	143	136
 ____________________

(a)
Options to purchase 5,707 and 52,263 shares of the Company's common stock were excluded from the diluted income per share calculations for the three and six months ended June 30, 2013, respectively, because they would have been anti-dilutive to the calculation.

NOTE O. Subsequent Events
Divestitures. As discussed in Note C, in August 2014 the Company signed a purchase and sale agreement with an unaffiliated third party to sell its net assets in the Barnett Shale field in North Texas for $155 million, before normal closing adjustments.
In July 2014, the Company entered into a purchase and sale agreement with an unaffiliated third party to sell its net assets in the Hugoton field in southwest Kansas for cash proceeds of $340 million, before normal closing adjustments. Closing of the transaction is expected to occur during the third quarter of 2014 and is subject to customary closing conditions. Associated with the sale of the Hugoton field, the Company expects to record a pretax noncash loss of approximately $20 million during the three months ended September 30, 2014. The financial and operating results of the Hugoton field activities for the quarter ending September 30, 2014 and all prior periods presented in future filings are expected to be reflected as discontinued operations. No impairment of the net assets of the Hugoton field was recorded as of June 30, 2014 due to (i) the probability-weighted undiscounted cash flows of the Hugoton field net assets exceeding their carrying value at June 30, 2014 and (ii) the uncertainty regarding the willingness of third parties to purchase the Hugoton field net assets on terms and at a price acceptable to the Company, which precluded held for sale criteria as of June 30, 2014.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the second quarter of 2014 included the following highlights:

•
Net income attributable to common stockholders for the second quarter of 2014 was $1 million ($0.01 per diluted share), as compared to net income of $337 million ($2.40 per diluted share) for the second quarter of 2013. The decrease in net income attributable to common stockholders is comprised of a $268 million decrease in net income from continuing operations and a $68 million decrease in income from discontinued operations, net of tax.

The primary components of the decrease in net income from continuing operations include:

•	a $362 million increase in net derivative losses, primarily as a result of increases in forward commodity prices and changes in the Company's portfolio of derivatives;

•
a $179 million decrease in gain on disposition of assets, primarily due to the $181 million gain related to the Company's unproved property interests that were conveyed to Sinochem in the second quarter of 2013;

•	a $28 million increase in total oil and gas production costs and production and ad valorem taxes, primarily associated with a 12 percent increase in sales volumes;

•	a $23 million increase in DD&A expense, primarily attributable to a 12 percent increase in sales volumes;

•
a $16 million increase in general and administrative expense, primarily due to increased personnel, occupancy and information technology costs resulting from the growth in employee headcount in support of the Company's capital expansion initiatives; and

•
an $11 million increase in exploration and abandonment expense, primarily attributable to the acquisition costs for seismic data covering portions of the Company's Spraberry/Wolfcamp acreage position; partially offset by

•	a $178 million increase in oil and gas revenues as a result of a 12 percent increase in sales volumes and a 10 percent increase in the average commodity prices received per BOE; and

•	a $149 million decrease in the Company's income tax provision as a result of the Company's decrease in income from continuing operations before taxes.
The primary components of the decrease in income from discontinued operations, net of tax, include:

•	a $114 million impairment charge to reduce the carrying value of the Company's Barnett Shale field assets to their estimated sales value less costs to sell;

•	a $33 million decrease in revenues and other income due to the sale of Pioneer Alaska in April 2014; partially offset by

•	a $24 million decrease in depletion, depreciation and amortization due to the assets of the Barnett Shale field and Pioneer Alaska being classified as held for sale at December 31, 2013;

•	a $15 million decrease in oil and gas production costs due to the sale of Pioneer Alaska in April 2014; and

•	a $39 million change in the Company's income taxes attributable to discontinued operations as a result of the loss from discontinued operations before taxes.

•
During the second quarter of 2014, average daily sales volumes from continuing operations increased by 12 percent to 182,747 BOEPD, as compared to 163,443 BOEPD during the second quarter of 2013. The increase in second quarter 2014 average daily sales volumes, as compared to the second quarter of 2013, is primarily due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale drilling programs.

•
Average oil, NGL and gas prices increased during the second quarter of 2014 to $95.87 per BBL, $30.65 per BBL and $4.38 per MCF, respectively, as compared to $90.35 per BBL, $28.54 per BBL and $3.76 per MCF, respectively, in the second quarter of 2013.

•
Net cash provided by operating activities increased to $718 million for the three months ended June 30, 2014, as compared to $576 million for the three months ended June 30, 2013. The $142 million increase in net cash provided by operating activities is primarily due to an increase in sales volumes and commodity prices, partially offset by a decrease in net cash flows from derivative settlements.

•	As of both June 30, 2014 and December 31, 2013, the Company's net debt to book capitalization was 25 percent.

PIONEER NATURAL RESOURCES COMPANY

Recent Developments
Divestitures
During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In August 2014 the Company signed a purchase and sale agreement with an unaffiliated third party for $155 million, before normal closing adjustments. The Company anticipates that the divestiture will close in the third quarter of 2014 and is subject to customary closing conditions.
In July 2014, the Company entered into a purchase and sale agreement with an unaffiliated third party to sell its net assets in the Hugoton field in southwest Kansas for cash proceeds of $340 million, before normal closing adjustments. Closing of the transaction is expected to occur during the third quarter of 2014 and is subject to customary closing conditions. Associated with the sale of the Hugoton field, the Company expects to record a pretax noncash loss of approximately $20 million during the three months ended September 30, 2014. The financial and operating results of the Hugoton field activities for the quarter ending September 30, 2014 and all prior periods presented in future filings are expected to be reflected as discontinued operations. See Note O of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for more information about the sale of the Hugoton field.

 Third Quarter 2014 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending September 30, 2014:
Production is forecasted to average 181,000 to 186,000 BOEPD.
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
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the six months ended June 30, 2014:

	Oil (BBLs)	NGLs (BBLs)	Gas (MCF)	Total (BOE)
Permian Basin	58,153	18,619	78,457	89,849
South Texas - Eagle Ford Shale	17,228	12,915	86,714	44,595
Raton Basin	—	—	125,762	20,960
Mid-Continent	3,010	7,003	38,593	16,445
South Texas - Other	792	9	28,230	5,506
Other	5	2	79	20
Total continuing operations	79,188	38,548	357,835	177,375
Barnett Shale	2,138	3,639	27,097	10,293
Alaska	2,018	—	—	2,018
Total including discontinued operations	83,344	42,187	384,932	189,686
During 2014 and 2013, the Company has focused its capital budgets and expenditures on oil and liquids-rich gas drilling activities due to relatively lower gas prices. As a result of these capital activities, the Company's total liquids production from continuing operations increased to 66 percent of total production, on a BOE basis, for the six months ended June 30, 2014, as compared to 62 percent for the same period last year. The Company's liquids revenue as a percent of total commodity sales was

PIONEER NATURAL RESOURCES COMPANY

84 percent for the six months ended June 30, 2014, as compared to 85 percent for the same period last year, due to a 32 percent increase in the average gas price relative to increases of six percent and eight percent in the average oil and NGL prices, respectively.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the six months ended June 30, 2014:

	Acquisition Costs		Exploration	Development	Asset Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
	(in millions)
Permian Basin	$1	$5	$441	$588	$—	$1,035
South Texas - Eagle Ford Shale	—	—	176	121	1	298
Raton Basin	—	—	2	15	—	17
Mid-Continent	—	—	2	4	—	6
South Texas - Other	—	—	15	7	—	22
Other	—	1	4	—	—	5
Total continuing operations	1	6	640	735	1	1,383
Barnett Shale	3	3	97	22	—	125
Alaska	—	—	(1)	48	4	51
Total including discontinued operations	$4	$9	$736	$805	$5	$1,559
The following table summarizes the Company's development and exploration/extension drilling activities for the six months ended June 30, 2014:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Wells Sold	Ending Wells in Progress
Permian Basin	59	140	151	4	44
South Texas - Eagle Ford Shale	16	20	22	—	14
Total continuing operations	75	160	173	4	58
Barnett Shale	1	—	1	—	—
Alaska	4	1	—	5	—
Total including discontinued operations	80	161	174	9	58

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Wells Sold	Ending Wells in Progress
Permian Basin	31	109	51	—	1	88
South Texas - Eagle Ford Shale	24	51	35	—	—	40
South Texas - Other	—	8	6	—	—	2
Other	3	—	—	1	—	2
Total continuing operations	58	168	92	1	1	132
Barnett Shale	17	35	36	—	—	16
Alaska	2	—	—	—	2	—
Total including discontinued operations	77	203	128	1	3	148
Permian Basin area. The Company successfully completed 202 wells in the Permian Basin area during the first six months of 2014. During 2014, the Company expects to place on production approximately 200 vertical wells and to drill approximately 255 horizontal wells, with the horizontal wells being drilled in the Spraberry/Wolfcamp Shale horizons. The Company expects to spend $2.4 billion of drilling capital in the Spraberry/Wolfcamp area during 2014.
The Company believes it has significant resource potential within its acreage based on its extensive geologic data covering the Spraberry and Wolfcamp A, B, C and D intervals and its drilling results to-date. During 2014, the Company expects to drill 130 horizontal wells in the northern portion of the play and 125 horizontal wells in the southern portion of the play, where the Company has its joint venture with Sinochem. The wells in these areas are expected to be drilled on multiple-well pads to gain

PIONEER NATURAL RESOURCES COMPANY

efficiencies; therefore, the wells will not be completed until after the last well on each pad is drilled and, accordingly, production from these wells is not expected until all wells on the pad are ready to produce. With the addition of drilling rigs during the first half of 2014, combined with the effects of pad drilling, the Company continues to expect production growth to be weighted towards the second half of 2014.
The Company continues to drill vertically to deeper intervals in the Spraberry field below the Wolfcamp interval, including the Strawn and Atoka intervals. The Company is reducing its vertical drilling activity from 11 rigs to nine rigs during the second half of 2014, with further reductions expected in 2015. The Company expects to place on production approximately 200 vertical wells that are predominately targeting deeper intervals during 2014. These wells are being drilled to meet continuous drilling obligations.
The Company continues to benefit from its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry field. The Company is currently utilizing six Company-owned fracture stimulation fleets totaling approximately 250,000 horsepower in the Spraberry field. To support its operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying brown sand for proppant, which is being used by the Company to fracture stimulate vertical and horizontal wells in the Spraberry and Wolfcamp Shale intervals.
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
Eagle Ford Shale area. The Company's drilling activities in the South Texas area during 2014 continue to be primarily focused on delineation and development of Pioneer's substantial acreage position in the Eagle Ford Shale play. The 2014 drilling program has been focused on liquids-rich drilling, with no wells planned to be drilled in dry gas acreage. The Company completed 57 horizontal Eagle Ford Shale wells during the first six months of 2014, all of which were successful, with average lateral lengths of approximately 5,500 feet and, on average, 19-stage fracture stimulations. Of the 57 Eagle Ford Shale wells that were placed on production during the first six months of 2014, the Company placed 17 Upper Eagle Ford interval wells on production and estimates that approximately 25 percent of the Company's acreage is prospective for this interval in the Eagle Ford Shale play. The Company plans to spend $545 million of drilling capital in 2014 to drill approximately 125 Eagle Ford Shale wells. The Company is operating two Pioneer-owned fracture stimulation fleets in the play and supplements with third-party fleets as needed.
In 2013, the Company added approximately 300 drilling locations in the liquids-rich area of the play as a result of downspacing from 1,000 feet between wells (120-acre spacing) to 500 feet (60-acre spacing) between wells. Further downspacing and staggered testing to 175 feet between wells is underway in the liquids-rich areas where the 500-foot spacing was successful. Some areas will include testing of the Lower Eagle Ford Shale only, while others will include a combination of the Lower and Upper Eagle Ford interval tests. Early results from the initial downspacing and staggered tests in the Eagle Ford Shale continue to be encouraging.
The Company's drilling operations in the Eagle Ford Shale continue to focus on improving drilling efficiencies. In 2014, most Eagle Ford Shale wells will be drilled utilizing three-well and four-well pads, which are not completed until after the last well on the pad is drilled and, accordingly, production from these wells is not expected until all wells on the pad are ready to produce. Pad drilling saves the Company a significant amount of capital costs per well, as compared to drilling single-well locations. The Company has also been using lower-cost white sand instead of ceramic proppant to fracture stimulate wells drilled in all active development areas, including deeper areas of the field. Well performance continues to be similar to direct offset ceramic-stimulated wells.  The Company is continuing to monitor the performance of these wells.
During the second quarter of 2014, the Company received confirmation from the U.S. Department of Commerce that condensate processed through distillation units such as those located at several of Pioneer's Eagle Ford Shale central gathering plants in South Texas is a petroleum product that may be exported without a license.

Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In August 2014, the Company signed a purchase and sale agreement with an unaffiliated third party for $155 million, before normal closing adjustments. The Company classified the Barnett Shale field assets and liabilities as held for sale in the Company's accompanying consolidated balance sheet as of June 30, 2014 and December 31, 2013. Results of

PIONEER NATURAL RESOURCES COMPANY

operations from the Company's Barnett Shale field are reported as discontinued operations, net of tax, in the Company's accompanying consolidated statements of operations.
See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's divestiture of its Barnett Shale assets.
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer Alaska. In April 2014, the Company completed the sale of Pioneer Alaska to an unaffiliated third party pursuant to an amended purchase and sale agreement. Pioneer Alaska's results of operations are reported as discontinued operations, net of tax, in the Company's accompanying consolidated statements of operations.
See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's divestiture of Pioneer Alaska.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $959 million and $1.9 billion for the three and six months ended June 30, 2014, respectively, as compared to $781 million and $1.5 billion for the same respective periods in 2013.
 The increase in oil and gas revenues during the three months ended June 30, 2014, as compared to the same period in 2013, reflected 15 percent and 32 percent increases in daily oil and NGL sales volumes, respectively, and six percent, seven percent and 16 percent increases in average oil, NGL and gas prices, respectively. Partially offsetting the effects of these increases was a two percent decline in gas sales volumes. The increase in oil and gas revenues during the six months ended June 30, 2014, as compared to the same period in 2013, reflected 15 percent and 26 percent increases in daily oil and NGL sales volumes, respectively, and six percent, eight percent and 32 percent increases in average oil, NGL and gas prices, respectively. Partially offsetting the effects of these increases was a three percent decline in gas sales volumes.
The following table provides average daily sales volumes for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Oil (BBLs)	79,780	69,501	79,188	69,145
NGLs (BBLs)	41,302	31,231	38,548	30,595
Gas (MCF)	369,987	376,267	357,835	368,018
Total (BOEs)	182,747	163,443	177,375	161,076
Average daily BOE sales volumes increased by 12 percent and 10 percent for the three and six months ended June 30, 2014, respectively, as compared to the same respective periods in 2013, principally due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale drilling programs.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Oil (per BBL)	$95.87	$90.35	$94.15	$89.03
NGL (per BBL)	$30.65	$28.54	$31.91	$29.67
Gas (per MCF)	$4.38	$3.76	$4.58	$3.47
Total (per BOE)	$57.64	$52.52	$58.21	$51.78
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

PIONEER NATURAL RESOURCES COMPANY

of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for further information on transportation commitment charges.

Interest and other income. Interest and other income for the three and six months ended June 30, 2014 was $3 million and $7 million, respectively, as compared to a loss of $5 million for each of the same respective periods in 2013. The increases in interest and other income for the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, are primarily due to a decrease of $5 million and $10 million, respectively, in the net loss from vertical integration services between the periods. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces, sells and consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2014, the Company recorded $218 million and $322 million of net derivative losses on commodity price and interest rate derivatives, of which $6 million and $24 million, respectively, represented net cash payments. During the three and six months ended June 30, 2013, the Company recorded $144 million and $102 million of net derivative gains, which included $34 million and $88 million, respectively, of cash receipts. Derivative gains and losses result from changes in the fair values of the Company's derivative contracts. See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $4 million and $10 million for the three and six months ended June 30, 2014, respectively, as compared to $183 million and $207 million for the same respective periods in 2013.
The net gain for the six months ended June 30, 2014 included the Company's February 2014 sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $72 million, which resulted in a gain of $2 million on the unproved properties. The Company also recognized a $1 million gain during the first quarter of 2014 associated with the sale of Sendero.
The net gain for the three months ended June 30, 2013 is primarily associated with the sale of a 40 percent interest in the Company's horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas for net cash proceeds of $624 million, which resulted in a gain of $181 million related to the unproved property interests conveyed to Sinochem. The net gain for the six months ended June 30, 2013 also included the sale of the Company's interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's gains and losses on the disposition of assets.
Oil and gas production costs. The Company recorded oil and gas production costs of $173 million and $338 million during the three and six months ended June 30, 2014, respectively, as compared to $153 million and $303 million during the same respective periods in 2013. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for each of the three and six months ended June 30, 2014 increased by one percent as compared to the same respective periods in 2013. The increase in production costs per BOE during the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, is primarily reflective of increases in (i) lease operating expenses and (ii) third-party transportation charges, partially offset by decreases in (i) net natural gas plant charges resulting from increased gathering and processing revenues from processing third-party gas in Company-owned facilities and (ii) workover expenses, primarily related to reduced activity levels.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the components of the Company's oil and gas production costs per BOE for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lease operating expenses	$8.15	$7.62	$8.22	$7.65
Third-party transportation charges	1.86	1.56	1.76	1.61
Net natural gas plant charges	(0.16)	0.16	(0.10)	0.20
Workover costs	0.57	0.99	0.65	0.93
Total production costs	$10.42	$10.33	$10.53	$10.39
Production and ad valorem taxes. The Company's production and ad valorem taxes were $59 million and $116 million during the three and six months ended June 30, 2014, respectively, as compared to $51 million and $103 million for the same respective periods in 2013. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The following table provides the Company's production and ad valorem taxes per BOE for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Production taxes	2.24	2.13	$2.28	$2.17
Ad valorem taxes	$1.30	$1.31	1.33	1.35
Total production and ad valorem taxes	$3.54	$3.44	$3.61	$3.52
Depletion, depreciation and amortization expense. The Company's DD&A expense was $248 million ($14.90 per BOE) and $469 million ($14.60 per BOE) for the three and six months ended June 30, 2014, respectively, as compared to $225 million ($15.17 per BOE) and $437 million ($15.00 per BOE) during the same respective periods in 2013. The decrease in per BOE DD&A expense during the three and six months ended June 30, 2014, as compared to the same periods in 2013, is primarily due to the change in depletion expense.
Depletion expense on oil and gas properties was $14.35 and $14.04 per BOE during the three and six months ended June 30, 2014, respectively, as compared to $14.50 and $14.33 per BOE during the same respective periods in 2013. The one percent and two percent decreases in per BOE depletion expense during the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, are primarily due to the impairment of proved properties in the Raton field during the fourth quarter of 2013, which reduced the Raton field's carrying value by $1.5 billion, partially offset by negative revisions of previous estimates during the fourth quarter of 2013 to remove undeveloped vertical well locations that were no longer expected to be drilled as the Company shifted its planned capital expenditures to higher-rate-of-return horizontal drilling.
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

PIONEER NATURAL RESOURCES COMPANY

Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Geological and geophysical	$26	$17	$50	$35
Exploratory dry holes	3	—	4	—
Leasehold abandonments and other	—	1	6	1
	$29	$18	$60	$36
The Company's geological and geophysical costs increased by $9 million and $15 million, respectively, during the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, primarily due to increased seismic and seismic interpretation expenditures supportive of drilling activities in the Spraberry field.
During the six months ended June 30, 2014, the Company drilled and evaluated 129 exploration/extension wells, 128 of which were successfully completed as discoveries. During the same period in 2013, the Company drilled and evaluated 113 exploration/extension wells, 107 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and six months ended June 30, 2014 was $82 million and $163 million, respectively, as compared to $66 million and $128 million for the same respective periods in 2013. The increases in general and administrative expense for the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, are primarily due to increases in expenses related to personnel, occupancy and information technology in support of the Company's capital expansion initiatives.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3 million and $6 million for both the three and six months ended June 30, 2014 and 2013, respectively. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $47 million and $92 million for the three and six months ended June 30, 2014, respectively, as compared to $43 million and $94 million during the same respective periods in 2013. The weighted average interest rate on the Company's indebtedness for the three and six months ended June 30, 2014, including the effects of capitalized interest, were 6.4 percent and 6.8 percent, respectively, as compared to 6.1 percent and 6.0 percent for the same respective periods in 2013. The $4 million increase in interest expense during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, is primarily due to the reduction in capitalized interest associated with the Company's Alaska development project that was sold in April 2014. The $2 million decrease in interest expense during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, is primarily due to a reduction in aggregate debt as a result of the repayment of amounts outstanding under Pioneer Southwest's credit facility in December 2013 and conversions of the Company's convertible senior notes in April 2013, partially offset by the reduction in capitalized interest expense during the second quarter of 2014 due to the sale of Pioneer Alaska in April 2014.
Other expense. Other expense was $22 million and $38 million for the three and six months ended June 30, 2014, respectively, as compared to $22 million and $42 million during the same respective periods in 2013. The decrease in other expense for the six months ended June 30, 2014, as compared to the same period in 2013, is primarily due to an $8 million decrease in above market and idle drilling and well service equipment charges, partially offset by a $4 million increase in transportation commitment charges. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax provision. The Company recorded income tax provisions from continuing operations of $34 million and $87 million for the three and six months ended June 30, 2014, respectively, as compared to $183 million and $233 million during the same respective periods in 2013. The Company's effective tax rate for the three and six months ended June 30, 2014 were 37 percent and 30 percent, respectively, as compared to 36 percent for each of the three and six months ended June 30, 2013. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent during the six months ended June 30, 2014 is primarily due to the recognition of a $21 million tax benefit related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Income/loss from discontinued operations, net of tax. The Company reported losses from discontinued operations, net of tax, of $57 million and $83 million for the three and six months ended June 30, 2014, respectively, as compared to income from

PIONEER NATURAL RESOURCES COMPANY

discontinued operations, net of tax, of $11 million and $27 million for the same respective periods in 2013. The decreases in earnings from discontinued operations for the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, are primarily due to (i) the $114 million and $225 million impairment charges for the three and six months ended June 30, 2014, respectively, to reduce the carrying values of the Company's Barnett Shale field assets and Pioneer Alaska to their estimated sales values less costs to sell. The impairment charges were partially offset by a reduction in DD&A for both the three and six months ended June 30, 2014 due to the Barnett Shale field assets and Pioneer Alaska being classified as held for sale at December 31, 2013. See Note C of the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's discontinued operations.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2014 was nominal, as compared to $14 million and $22 million for the same respective periods in 2013. The decreases in income attributable to noncontrolling interests for the three and six months ended June 30, 2014, as compared to the same respective periods in 2013, are due to the Company's acquisition of all of the outstanding common units of Pioneer Southwest not owned by the Company in December 2013. The portion of income from noncontrolling interest for the three and six months ended June 30, 2013 related to Pioneer Southwest was $14 million and $22 million, respectively.
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
The Company's capital budget for 2014 is focused on oil and liquids-rich gas drilling activities with total planned expenditures of $3.3 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs and capital expenditures associated with Pioneer Alaska and Barnett Shale field assets prior to their sale), consisting of $3.0 billion for drilling operations, including budgeted land capital for existing assets, and $285 million for buildings, vertical integration and other plant and equipment additions. Based on results for the six months ended June 30, 2014 and Management's Price Outlook, the Company expects its cash flows from operating activities, cash and cash equivalents on hand, proceeds from the divestiture of assets held for sale, proceeds from other nonstrategic assets sales and, if necessary, availability under its Credit Facility to be sufficient to fund its planned capital expenditures and contractual obligations for the remainder of 2014.
Investing activities. Investing activities used $1.1 billion of cash during the six months ended June 30, 2014, as compared to $814 million of cash used in investing activities during the six months ended June 30, 2013. The $289 million increase in cash used in investing activities for the six months ending June 30, 2014, as compared to the six months ended June 30, 2013, is primarily due to a $306 million decrease in proceeds from the disposition of assets. During the six months ended June 30, 2014, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities and proceeds from disposition of assets.
Dividends/distributions. During February of both 2014 and 2013, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
During January 2013 and April 2013, the Pioneer Southwest board of directors declared a quarterly distribution of $0.52 per limited partner unit. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $18 million during the six months ended June 30, 2013.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (including commitments to pay day rates for drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, treating and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2014, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) operating lease agreements, (ii) drilling commitments, (iii) firm transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates and gathering, treating, fractionation and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no

PIONEER NATURAL RESOURCES COMPANY

transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2013, the primary change in the Company's contractual obligations is a $298 million decrease in the fair value of the Company's derivative contracts.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of June 30, 2014, these contracts represented net liabilities of $153 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2014. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
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
Operating activities. Net cash provided by operating activities during the six months ended June 30, 2014 was $1.2 billion, as compared to $937 million during the same period in 2013. The increase in net cash provided by operating activities for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, is primarily due to an increase in oil, NGL and gas sales volumes as a result of the Company's successful drilling program and higher realized commodity prices, partially offset by a decrease in net cash flows from derivative settlements.
Asset divestitures. During the six months ended June 30, 2014, the Company completed the sale of (i) Pioneer Alaska for cash proceeds of $267 million, (ii) Sendero for cash proceeds of $31 million (Sendero had $14 million of cash on hand at the time of the sale) and (iii) proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for net cash proceeds of $72 million.
During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In August 2014, the Company signed a purchase and sale agreement with an unaffiliated third party for $155 million, before normal closing adjustments. Based on the terms of the purchase and sale agreement, the Company expects to close the sale of the Barnett Shale net assets during the third quarter of 2014. The Company has classified Barnett Shale assets and liabilities as held for sale in the accompanying consolidated balance sheet as of June 30, 2014 and December 31, 2013 and has reported Barnett Shale historical results of operations, and the related impairment loss, as discontinued operations, net of tax, in the Company's accompanying consolidated statements of operations.
In July 2014, the Company entered into a purchase and sale agreement with an unaffiliated third party to sell its net assets in the Hugoton field in southwest Kansas for cash proceeds of $340 million, before normal closing adjustments. Closing of the transaction is expected to occur during the third quarter of 2014 and is subject to customary closing conditions.
In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for total consideration of $1.8 billion, including normal closing adjustments. In May 2013, the Company completed the sale to Sinochem for net cash proceeds of $624 million. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the southern portion of the horizontal Wolfcamp Shale play.
Financing activities. Net cash used in financing activities during the six months ended June 30, 2014 was $28 million, as compared to net cash provided by financing activities of $344 million during the same period in 2013. The decrease in net cash provided by financing activities during the six months ended June 30, 2014, as compared to the same period of 2013, is primarily the result of a decrease of $1.3 billion of realized net proceeds from the Company's completion of an offering of its common stock in February 2013, partially offset by (i) a decrease in net principal payments on long-term debt of $904 million and (ii) a decrease of $18 million in distributions to noncontrolling interests.
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

PIONEER NATURAL RESOURCES COMPANY

preferred to common stock with respect to such matters as dividends and liquidation rights and may also have other rights and preferences as determined by the Board.
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its Credit Facility. As of June 30, 2014, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2014. The Company also had cash on hand of $445 million as of June 30, 2014. If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt or equity securities or other sources, such as the sale of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that internal operating cash flows, cash on hand, proceeds from the divestiture of assets held for sale, proceeds from the sales of other nonstrategic assets and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund 2014 capital expenditures, dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at June 30, 2014 was $9.0 billion, consisting of $445 million of cash and cash equivalents, debt of $2.7 billion and equity of $6.7 billion. The Company's net debt to net book capitalization was 25 percent at both June 30, 2014 and December 31, 2013. The Company's ratio of current assets to current liabilities decreased to 0.94 to 1.00 at June 30, 2014, as compared to 1.38 to 1.00 at December 31, 2013, primarily due to a decrease in assets held for sale due to the sale of Pioneer Alaska in April 2014 and an increase in net derivative liabilities.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the six months ending June 30, 2014:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2013	$145	$—	$145
Changes in contract fair value	(340)	18	(322)
Contract maturity payments (receipts)	40	(4)	36
Contract terminations payments (receipts)	2	(14)	(12)
Fair value of contracts outstanding as of June 30, 2014	$(153)	$—	$(153)
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of June 30, 2014 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2014. The Company had no outstanding variable rate debt as of June 30, 2014, but presents for the reader's information the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on August 1, 2014.

	Six Months Ending December 31,	Year Ending December 31,						Liability Fair Value at June 30,
	2014	2015	2016	2017	2018	Thereafter	Total	2014
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$—	$455	$485	$450	$1,300	$2,690	$3,058
Weighted average fixed interest rate	6.15%	6.15%	6.17%	6.11%	5.91%	5.81%
Weighted average variable interest rate	1.76%	2.19%	3.20%	4.09%	—	—
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance discounts and net deferred fair value hedge losses.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of June 30, 2014. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	Six Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at June 30,
	2014	2015	2016	2014 (a)
				(in millions)
Oil Derivatives:
Average daily notional BBL volumes:
Collar contracts with short puts (b)(c)	69,000	95,767	54,000	$(130)
Weighted average ceiling price per BBL	$114.05	$99.36	$98.36
Weighted average floor price per BBL	$93.70	$87.98	$85.83
Weighted average short put price per BBL	$77.61	$73.54	$74.26
Swap contracts	12,500	—	—	$(17)
Weighted average fixed price per BBL	$95.33	$—	$—
Average forward NYMEX oil prices (d)	$96.73	$93.26	$90.10
Rollfactor swap contracts (e)	10,000	5,000	—	$—
Weighted average fixed price per BBL	$1.10	$0.60	$—
Average forward rollfactor prices (d)	$0.80	$0.45	$—
NGL Derivatives:
Average daily notional BBL volumes:
Collar contracts with short puts (f)	3,500	—	—	$(1)
Weighted average ceiling price per BBL	$97.93	$—	$—
Weighted average floor price per BBL	$90.14	$—	$—
Weighted average short put price per BBL	$81.36	$—	$—
Average forward NGL prices (g)	$87.61	$—	$—
Collar contracts (h)	3,000	—	—	$—
Weighted average ceiling price per BBL	$13.72	$—	$—
Weighted average floor price per BBL	$10.78	$—	$—
Average forward NGL prices (g)	$10.21	$—	$—
Swap contracts (i)	2,337	—	—	$1
Weighted average fixed price per BBL	$48.11	$—	$—
Average forward NGL prices (g)	$43.38	$—	$—
Gas Derivatives:
Average daily notional MMBTU volumes:
Collar contracts with short puts	115,000	285,000	20,000	$9
Weighted average ceiling price per MMBTU	$4.70	$5.07	$5.36
Weighted average floor price per MMBTU	$4.00	$4.00	$4.00
Weighted average short put price per MMBTU	$3.00	$3.00	$3.00
Swap contracts	195,000	20,000	—	$(14)
Weighted average fixed price per MMBTU	$4.04	$4.31	$—
Average forward NYMEX gas prices (d)	$3.87	$3.87	$4.03
Basis swap contracts (j)	130,000	90,000	—	$(1)
Weighted average fixed price per MMBTU	$(0.21)	$(0.22)	$—
Average forward basis differential prices (k)	$(0.13)	$(0.22)	$—

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

(b)
Counterparties have the option to extend 5,000 BBLs per day of 2015 collar contracts with short puts for an additional year with a ceiling price of $100.08 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL. The option to extend is exercisable on December 31, 2015. These contracts give the counterparties the option to extend the contracts under the same terms for an additional year if the option to extend is exercised by the counterparties on December 31, 2015.

PIONEER NATURAL RESOURCES COMPANY

(c)
Subsequent to June 30, 2014, the Company entered into additional collar contracts with short puts for 4,000 BBL per day of the Company's 2016 production with a ceiling price of $100.73 per BBL, a floor price of $90.00 per BBL and a short put price of $80.00 per BBL.

(d)	The average forward NYMEX oil and gas prices are based on August 1, 2014 market quotes.

(e)
Represents swaps that fix the difference between (i) each day's price per BBL of WTI for the first nearby month less (ii) the price per BBL of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per BBL of WTI for the first nearby month less (iv) the price per BBL of WTI for the third nearby NYMEX month, multiplied by .3333.

(f)	Represent collar contracts with short puts that reduce the price volatility of natural gasoline forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(g)	Forward component NGL prices are derived from respective active-market NGL component price quotes as of August 1, 2014.

(h)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(i)	Represent swap contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(j)
Subsequent to June 30, 2014, the Company entered into additional basis swap contracts for 20,000 MMBTU per day for August 2014 and 40,000 MMBTU per day for September 2014 with respective price differentials of $0.38 per MMBTU and $0.39 per MMBTU between Permian Basin index prices and southern California index prices.

(k)	The average forward basis differential prices are based on August 1, 2014 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

Marketing and basis transfer derivatives. The Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of June 30, 2014, the Company had marketing gas index swap contracts for 40,000 MMBTU per day for the remainder of 2014 with a price differential of $0.31 per MMBTU between Inside FERC-EPNG (Permian Basin) index prices and NGI-SoCal Border Monthly index prices. As of June 30, 2014, these positions had an asset fair value of $15 thousand. Based on August 1, 2014 market quotes, the respective average forward basis differential price was $0.38 per MMBTU for basis differentials between the relevant quoted forward gas index prices.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended June 30, 2014:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
April 2014	5,912	$188.43	—
May 2014	2,441	$193.27	—
June 2014	—	$—	—
Total	8,353	$189.84	—	$—
 ____________________

(a)	Consists of shares purchased from each employee in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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
Indemnification Agreement, dated July 7, 2014, between the Company and Phillip A. Gobe, together with a schedule identifying other substantially identical agreement between the Company and the other non-employee director identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 10, 2014).

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

PIONEER NATURAL RESOURCES COMPANY

Date: August 6, 2014	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: August 6, 2014	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	—
Indemnification Agreement, dated July 7, 2014, between the Company and Phillip A. Gobe, together with a schedule identifying other substantially identical agreement between the Company and the other non-employee director identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 10, 2014).

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