Form 10-K
period 2014-12-31
PIONEER NATURAL RESOURCES CO
filed 2015-02-19
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No   ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter	$32,612,539,563

Number of shares of Common Stock outstanding as of February 13, 2015	148,963,753
DOCUMENTS INCORPORATED BY REFERENCE:

(1)	Portions of the Definitive Proxy Statement for the Company's Annual Meeting of Shareholders to be held during May 2015 are incorporated into Part III of this report.

Definitions of Certain Terms and Conventions Used Herein
Within this Report, the following terms and conventions have specific meanings:

•	"Bbl" means a standard barrel containing 42 United States gallons.

•	"Bcf" means one billion cubic feet.

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

•
"Proved reserves" mean those quantities of oil and gas, which, by analysis of geosciences and engineering data, can be estimated with reasonable certainty to be economically producible – from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations – prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.

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
The Company is a Delaware corporation formed in 1997. The Company's executive offices are located at 5205 N. O'Connor Blvd., Suite 200, Irving, Texas 75039. The Company's telephone number is (972) 444-9001. The Company maintains other offices in Denver, Colorado and Midland, Texas. At December 31, 2014, the Company had 4,075 employees, 1,795 of whom were employed in field and plant operations and 848 of whom were employed in vertical integration activities.
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
The Company also makes available free of charge through its Internet website (www.pxd.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. In addition to the reports filed or furnished with the SEC, Pioneer publicly discloses material information from time to time in its press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through its website (principally in the Investors pages).
Mission and Strategies
The Company's mission is to enhance shareholder investment returns through strategies that maximize Pioneer's long-term profitability and net asset value. The strategies employed to achieve this mission are predicated on maintaining financial flexibility, capital allocation discipline and enhancing net asset value through accretive drilling programs, joint ventures and acquisitions. These strategies are anchored by the Company's interests in the long-lived Spraberry/Wolfcamp oil field; the liquid-rich Eagle Ford Shale play; the West Panhandle gas and liquids field; and the Raton gas field; which together have an estimated remaining productive life in excess of 40 years. Underlying these fields are 98 percent of the Company's total proved oil and gas reserves as of December 31, 2014.
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
Petroleum industry. North American oil prices had been fairly stable during the past three years despite the significant increase in United States oil production from unconventional shale plays. During such time, the growth in North American oil production had been offset by reduced oil imports, keeping supply and demand fairly balanced in the United States. On an international level, the geopolitical factors negatively impacting international oil supplies were offset by the decline in United States imports, resulting in generally stable world oil prices. During the second half of 2014, however, as United States production continued to surge, worldwide demand was sluggish, reflecting the decline in the Chinese growth rate, the lingering recession in Europe and weaker economic performance in other regions, resulting in a worldwide oversupply of oil and oil price weakness. During the fourth quarter of 2014, members of the Organization of Petroleum Exporting Countries ("OPEC") decided to maintain production quotas at current levels despite production outpacing demand. This caused oil prices, which had already been declining, to decrease significantly in December 2014. The market oversupply of oil is expected to continue in 2015, with oil prices expected to remain under pressure. The growth of unconventional shale drilling has also substantially increased the supply of NGLs, resulting

PIONEER NATURAL RESOURCES COMPANY

in a significant decline in NGL component prices as the supply of such products has grown. While more export facilities have been built and NGL exports are increasing, the overall United States demand for NGL products has not kept pace with the supply of such products; consequently, prices for NGL products have generally declined over the past three years. North American gas prices have remained volatile and they trended lower from 2009 through 2012, but improved steadily throughout 2013 and 2014 before dropping significantly in the fourth quarter of 2014. The decline in North American gas prices from 2009 through 2012 was primarily a result of significant discoveries of gas and associated gas reserves in United States gas, oil and liquid-rich shale plays, combined with the warmer than normal winters, which resulted in gas storage levels being at historically high levels, and minimal economic demand growth in the United States. The increases in gas prices during the latter part of 2013 and the majority of 2014 were primarily related to reduced drilling activity in gas shale plays and demand increases as a result of colder late 2013 and early 2014 winter weather, which reduced storage levels. The recent gas price decrease during the fourth quarter of 2014 reflects expectations for a warmer than normal winter, which is expected to result in gas storage levels being higher than normal at the end of the winter draw season and an expectation that there will be an oversupply of gas during 2015.
Oil prices continue to be primarily driven by world supply and demand fundamentals. Recent increases in United States oil, NGL and gas production volumes from the Permian Basin, Eagle Ford, Bakken, Marcellus and Utica areas have been met with lower demand, the decades-old ban on oil exports, higher storage levels and pipeline, gas plant and NGL fractionation infrastructure capacity limitations. These factors have led to a reduction in United States NYMEX oil, NGL and gas prices compared to international prices for similar commodities, including Brent oil prices.
 Since 2010, the economies in the United States and certain other countries have continued to stabilize with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain European and Asian nations, continue to face economic struggles or slowing economic growth. While the outlook for a continued worldwide economic recovery remains cautiously optimistic, its timing and strength is still uncertain; therefore, the likelihood of a sustained recovery in worldwide demand for energy is difficult to predict. As a result, the Company believes it is likely that commodity prices will continue to be volatile during 2015.
Significant factors that will affect 2015 commodity prices include: the impact of announced capital spending decreases on forecasted United States oil, NGL and gas supplies; the ongoing effect of economic stimulus initiatives; fiscal challenges facing the United States federal government and potential changes to the tax laws in the United States; continuing economic struggles in European and Asian nations; political and economic developments in North Africa and the Middle East; demand from Asian and European markets; the extent to which members of OPEC and other oil exporting nations are able to manage oil supply through export quotas; the capacity of United States refiners to absorb increasing domestic supplies of oil and condensate; potential export regulatory changes in the United States; the supply and demand fundamentals for NGLs in the United States and the pace at which export capacity grows; and overall North American gas supply and demand fundamentals, including gas storage levels that are anticipated to be higher than normal at the end of the winter draw season.
Pioneer uses commodity derivative contracts to mitigate the effect of commodity price volatility on the Company's net cash provided by operating activities and its net asset value. Although the Company has entered into commodity derivative contracts for a large portion of its forecasted production through 2015, a sustained lower commodity price environment would result in lower realized prices for unprotected volumes and reduce the prices at which the Company could enter into derivative contracts on additional volumes in the future. As a result, the Company's internal cash flows would be reduced for affected periods. A sustained decline in commodity prices could result in a shortfall in expected cash flows, which could negatively affect the Company's liquidity, financial position and future results of operations. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's open derivative positions as of December 31, 2014, and subsequent changes to these positions.
The Company. The Company's growth plan is primarily anchored by horizontal drilling in the Spraberry/Wolfcamp oil field located in West Texas and the liquid-rich Eagle Ford Shale field located in South Texas. Complementing these growth areas, the Company has oil and gas production activities and development opportunities in the Raton gas field located in southern Colorado, the West Panhandle gas and liquids field located in the Texas Panhandle and the Edwards gas field located in South Texas. Combined, these assets create a portfolio of resources and opportunities that are well balanced and diversified among oil, NGL and gas, and that are also well balanced among long-lived, dependable production and lower-risk exploration and development opportunities. The Company has a team of dedicated employees who represent the professional disciplines and sciences that the Company believes are necessary to allow Pioneer to maximize the long-term profitability and net asset value inherent in its physical assets.
Production. The Company focuses its efforts towards maximizing its average daily production of oil, NGLs and gas through development drilling, production enhancement activities and acquisitions of producing properties, while minimizing the controllable costs associated with the production activities. For the year ended December 31, 2014, the Company's production

PIONEER NATURAL RESOURCES COMPANY

from continuing operations of 67 MMBOE, excluding field fuel usage, represented an 18 percent increase over production from continuing operations during 2013. Production, price and cost information with respect to the Company's properties for 2014, 2013 and 2012 is set forth in "Item 2. Properties — Selected Oil and Gas Information — Production, price and cost data."
Development activities. The Company seeks to increase its proved oil and gas reserves, production and cash flow through development drilling and by conducting other production enhancement activities, such as well recompletions. During the three years ended December 31, 2014, the Company drilled 1,423 gross (1,242 net) development wells, 99 percent of which were successfully completed as productive wells, at a total drilling cost (net to the Company's interest) of $4.9 billion.
The Company believes that its current property base provides a substantial inventory of prospects for future reserve, production and cash flow growth. The Company's proved reserves as of December 31, 2014 include proved undeveloped reserves and proved developed reserves that are behind pipe of 89 MMBbls of oil, 42 MMBbls of NGLs and 317 Bcf of gas. The Company believes that its proved reserves represent a significant portfolio of development opportunities. The timing of the development of these reserves will be dependent upon commodity prices, drilling and operating costs and the Company's expected operating cash flows and financial condition.
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
Integrated services. The Company continues to benefit from its integrated services to control drilling and operating costs and support the execution of its drilling program and operating activities. The Company has Company-owned fracture stimulation fleets totaling approximately 360,000 horsepower supporting drilling operations in the Spraberry/Wolfcamp and Eagle Ford Shale areas. The Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In April 2012, Pioneer acquired a large U.S. industrial sands company, which was renamed Premier Silica (see Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the acquisition of Premier Silica). That acquisition secured a high-quality, low-cost and logistically advantaged brown sand supply for Pioneer to use for its growing fracture stimulation requirements in the Spraberry/Wolfcamp field.
Acquisition activities. The Company regularly seeks to acquire properties that complement its operations, provide exploration and development opportunities and potentially provide superior returns on investment. In addition, the Company pursues strategic acquisitions that will allow the Company to expand into new geographical areas that provide future exploration/exploitation opportunities. During 2014, 2013 and 2012, the Company spent $104 million, $76 million and $158 million, respectively, to purchase primarily undeveloped acreage for future exploitation and exploration activities.
In December 2014, the Company acquired the remaining limited partner interests in five affiliated partnerships for $54 million and caused the partnerships to be merged with and into the Company. In addition, in December 2013, the Company completed the acquisition of all of the outstanding common units of Pioneer Southwest not already owned by the Company in exchange for 3.96 million shares of the Company's common stock through a merger of a wholly-owned subsidiary of the Company into Pioneer Southwest, the result of which was that Pioneer Southwest became a wholly-owned subsidiary of the Company. The 2014 and 2013 mergers enhance the Company's (i) ability to fully and optimally develop the Company's Spraberry/Wolfcamp properties in the Midland Basin in West Texas utilizing horizontal drilling and (ii) organizational, operational and administrative efficiencies.
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

PIONEER NATURAL RESOURCES COMPANY

EFS Midstream. In November 2014, the Company announced that it is pursuing the divestment of its 50.1 percent share of EFS Midstream LLC ("EFS Midstream"). The Company is marketing its equity investment in EFS Midstream and no assurance can be given that a sale will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
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
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer's Alaska subsidiary ("Pioneer Alaska"). In April 2014, the Company completed the sale of Pioneer Alaska for cash proceeds of $267 million, including normal closing and other adjustments.
South Africa. During the first quarter of 2012, the Company agreed to sell its net assets in South Africa ("Pioneer South Africa"), effective January 1, 2012, for $60 million of cash proceeds before normal closing and other adjustments, and the buyer's assumption of certain liabilities of the Company's South Africa subsidiaries. In August 2012, the Company completed the sale of Pioneer South Africa for cash proceeds of $16 million, including normal closing adjustments for cash revenues and costs and expenses from the effective date through the date of the sale.
The Company has reflected its Hugoton, Barnett Shale, Pioneer Alaska and Pioneer South Africa results of operations as discontinued operations in the accompanying consolidated statements of operations.
Sendero. During December 2013, the Company committed to a plan to sell the Company's majority interest in Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner. At December 31, 2013, the assets and liabilities of Sendero were classified as held for sale at their estimated fair value. In March 2014, the Company completed the sale of Sendero for cash proceeds of $31 million. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016.
Southern Wolfcamp. In January 2013, the Company signed an agreement with Sinochem Petroleum USA LLC ("Sinochem") to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas for consideration of $1.8 billion. In May 2013, the Company completed the sale for cash proceeds of $624 million, which resulted in a gain of $181 million related to the unproved property interests conveyed to Sinochem. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the southern portion of the horizontal Wolfcamp Shale play. At December 31, 2014, the unused carry balance totaled $575 million.
The Company anticipates that it will continue to sell nonstrategic properties or other assets from time to time to increase capital resources available for other activities, to achieve operating and administrative efficiencies and to improve profitability. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's asset divestitures, impairments and discontinued operations. Also see "Item 1A. Risk Factors - The Company's ability to complete dispositions of assets, or interests in assets, may be subject to factors beyond its control, and in certain cases the Company may be required to retain liabilities for certain matters" for discussion of risk factors associated with the completion of divestitures.
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
Significant purchasers. During 2014, the Company's significant purchasers of oil, NGLs and gas were Plains Marketing LP (24 percent), Occidental Energy Marketing Inc. (13 percent), Enterprise Products Partners L.P. (11 percent) and Valero Marketing and Supply Company (10 percent). The Company believes the loss of a significant purchaser or an inability to secure adequate pipeline, gas plant and NGL fractionation infrastructure in its key producing areas could have a material adverse effect on its ability to sell its oil, NGL and gas production. See "Item 1A. Risk Factors" and Note L of Notes to Consolidated Financial Statements

PIONEER NATURAL RESOURCES COMPANY

included in "Item 8. Financial Statements and Supplementary Data" for more information about significant customer and infrastructure capacity risks.
Derivative risk management activities. The Company primarily utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. The Company also, from time to time, utilizes interest rate derivative contracts to reduce the effect of interest rate volatility on the Company's indebtedness. The Company accounts for its derivative contracts using the mark-to-market ("MTM") method of accounting. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of the Company's derivative risk management activities, "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information about the impact of commodity derivative activities on oil, NGL and gas revenues and net derivative gains and losses during 2014, 2013 and 2012, as well as the Company's open commodity derivative positions at December 31, 2014, and subsequent changes to these positions.
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
 Environmental and occupational health and safety matters. The Company's operations are subject to stringent and complex federal, state and local laws and regulations governing worker health and safety, the discharge of materials into the environment and environmental protection. Numerous governmental entities, including the U.S. Environmental Protection Agency (the "EPA") and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them, often requiring difficult and costly actions to achieve and maintain compliance and imposing sanctions, including administrative, civil and criminal penalties, for any failure to comply.
These laws and regulations may, among other things:

•	require the acquisition of various permits before drilling or other regulated activity commences;

•	enjoin some or all of the operations of facilities deemed in noncompliance with permits;

•	restrict the types, quantities and concentration of various substances that may be released into the environment in connection with oil and gas drilling, production and transportation activities;

•	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas;

•	impose specific criteria addressing worker protection;

•	require remedial measures to mitigate pollution from former and ongoing operations, such as requirements to close pits and plug abandoned wells; and

PIONEER NATURAL RESOURCES COMPANY

•	impose substantial liabilities for pollution resulting from operations.
These laws and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, the U.S. Congress, state legislatures and federal and state regulatory agencies frequently revise environmental laws and regulations, and the trend in environmental regulation is to place more restrictions and limitations on activities that may adversely affect the environment. Any changes that result in more stringent and costly drilling, completion, construction or water management activities, or waste handling, disposal and cleanup requirements for the oil and gas industry could have a significant effect on the Company's capital and operating costs.
The following is a summary of some of the more significant laws and regulations to which the Company's business operations are or may be subject. These laws may be amended from time to time.
Waste handling. The federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the auspices of the EPA, the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. While drilling fluids, produced waters and most of the other wastes associated with the exploration, development and production of oil or gas are currently regulated under RCRA's non-hazardous waste provisions, it is possible that such exploration and production wastes may, in the future, be classified as hazardous wastes. Any such change could result in an increase in the Company's costs to manage and dispose of wastes, which could have a material adverse effect on the Company's results of operations and financial position. In the course of its operations, the Company generates some amounts of ordinary industrial wastes, such as paint wastes, waste solvents and waste oils that may be regulated as hazardous wastes.
Wastes containing naturally occurring radioactive materials ("NORM") may also be generated in connection with the Company's operations. NORM is subject primarily to individual state radiation control regulations. In addition, NORM handling and management activities are governed by regulations promulgated by the federal Occupational Safety and Health Administration ("OSHA"). These state and OSHA regulations impose certain requirements concerning worker protection, with respect to NORM, the treatment, storage and disposal of NORM waste, the management of waste piles, containers and tanks containing NORM and restrictions on the uses of land with NORM contamination.
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
The Company currently owns or leases numerous properties that have been used for oil and gas exploration and production for many years. Although the Company believes it has used operating and waste disposal practices that were standard in the industry at the time, hazardous substances, wastes or petroleum hydrocarbons may have been released on or under the properties owned or leased by the Company, or on or under other locations, including off-site locations, where such substances have been taken for treatment or disposal. In addition, some of the Company's properties have been operated by previous owners or operators whose treatment and disposal of hazardous substances, wastes or petroleum hydrocarbons were not under the Company's control. Certain of these properties have had historical petroleum spills or releases. All of such properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Company could be required to remove previously disposed substances and wastes, remediate contaminated property or perform remedial plugging or pit closure operations to prevent future contamination. If a surface spill or release were to occur, the Company expects that it would be controlled, contained and remediated in accordance with the applicable requirements of state oil and gas commissions and by using the Company's spill prevention, control and countermeasure ("SPCC") plans or other spill or emergency contingency plans that it maintains in accordance with EPA requirements.
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

PIONEER NATURAL RESOURCES COMPANY

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
The primary federal law imposing liability for oil spills is the Oil Pollution Act ("OPA"), which amends the CWA and sets minimum standards for prevention, containment and cleanup of oil spills. OPA applies to vessels, offshore facilities and onshore facilities, including exploration and production facilities that may affect waters of the United States. Under OPA, responsible parties, including owners and operators of onshore facilities, may be subject to oil spill cleanup costs and natural resource damages as well as a variety of public and private damages that may result from oil spills. If an oil spill subject to the requirements of OPA were to occur at a Company property, the Company expects that it would be controlled, contained and remediated in accordance with the applicable requirements of OPA and by using the Company's OPA spill response plan together with the assistance of trained first responders and any oil spill response contractor that the Company would have engaged pursuant to OPA to address such oil spills.
Fluids associated with oil and gas production, consisting primarily of salt water, result from operations on the Company's properties and are disposed by injection in underground disposal wells. These disposal wells are regulated pursuant to the Underground Injection Control ("UIC") program established under the federal Safe Drinking Water Act ("SDWA") and analogous state and local laws. The UIC program requires permits from the EPA or an analogous state agency for the construction and operation of the Company's disposal wells, establishes minimum standards for disposal well operations, and restricts the types and quantities of fluids that may be disposed. Currently, the Company believes that disposal well operations on the Company's properties substantially comply with all applicable requirements under the SDWA. However, a change in the regulations or the inability to obtain permits for new disposal wells in the future may affect the Company's ability to dispose of produced waters and ultimately increase the cost of the Company's operations. For example, there exists a growing concern that the injection of salt water and other fluids into underground disposal wells triggers seismic activity in certain areas, including in some parts of Texas, where the Company operates. In response to these concerns, in October 2014, the Texas Railroad Commission (the "TRC") published a final rule governing permitting or re-permitting of disposal wells that would require, among other things, the submission of information on seismic events occurring within a specified radius of the disposal well location, as well as logs, geologic cross sections and structure maps relating to the disposal area in question. If the permittee or an applicant of a disposal well permit fails to demonstrate that the injected fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the TRC may deny, modify, suspend or terminate the permit application or existing operating permit for that well. These new seismic permitting requirements applicable to disposal wells impose more stringent permitting requirements and are likely to result in added costs to comply or perhaps may require alternative methods of disposing of salt water and other fluids, which could delay production schedules and also result in increased costs.
The Company also uses hydraulic fracturing techniques in virtually all of its drilling and completion programs, and development of its properties is dependent on the Company's ability to hydraulically fracture the producing formations. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final Clean Air Act regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the federal Bureau of Land Management (the "BLM") issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands, and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.
From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In addition to any actions by the U.S. Congress, certain states in which the Company operates, including Colorado and Texas, have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations. States could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Also, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. For example, in response to concerns regarding hydraulic fracturing, the city of Denton, Texas issued a moratorium on the issuance of new drilling permits inside the Denton city limits.The Company believes that it follows applicable standard industry practices and legal requirements for groundwater protection in its hydraulic fracturing activities. Nonetheless, in the event federal, state or local restrictions are adopted in areas where the Company is currently conducting, or in the future plans to conduct operations, the

PIONEER NATURAL RESOURCES COMPANY

Company may incur additional costs to comply with such requirements that may be significant in nature, experience delays or curtailment in the pursuit of exploration, development or production activities, and be limited or precluded in the drilling of wells or in the amounts that the Company is ultimately able to produce from its reserves.
Certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Also, the EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and a draft report is expected to be available for public comments and peer review in the first half of 2015. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing.
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
Air emissions. The Clean Air Act (the "CAA") and comparable state laws regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. Such laws and regulations may require a facility to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain or strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions of certain air pollutants. Moreover, states may impose their own air emissions limitations, which may be more stringent than the federal standards imposed by the EPA. Federal and state regulatory agencies can also impose administrative, civil and criminal penalties for noncompliance with air permits or other requirements of the CAA and associated state laws and regulations. The adoption of laws, regulations, orders or other legally enforceable mandates governing oil and gas drilling and operating activities in the areas where the Company conducts business that result in more stringent emissions standards could increase the Company's costs or reduce its volume of production, which could have a material adverse effect on the Company's results of operations and cash flows.
Moreover, permits and related compliance obligations under the CAA, as well as changes to state implementation plans for controlling air emissions in regional non-attainment areas, may require the Company to incur future capital expenditures in connection with the addition or modification of existing air emission control equipment and strategies for oil and gas exploration and production operations. For example, in 2012, the EPA published final rules under the CAA that subject oil and gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards and National Emission Standards for Hazardous Air Pollutants programs. With regard to production activities, these final rules require, among other things, the reduction of volatile organic compound emissions from certain fractured and refractured gas wells by using reduced emission completions, also known as "green completions," after January 1, 2015. These regulations also establish specific new requirements regarding emissions from certain production-related wet seal and reciprocating compressors, pneumatic controllers and storage vessels. Compliance with these requirements could increase the Company's costs of development and production, which costs could be significant.
Endangered species. The federal Endangered Species Act (the "ESA") and analogous state laws regulate activities that could have an adverse effect on species listed as threatened or endangered under the ESA. Some of the Company's operations are conducted in areas where protected species or their habitats are known to exist. In these areas, the Company may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and the Company may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when the Company's operations could have an adverse effect on the species. It is also possible that a federal or state agency could order a complete halt to drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where the Company performs activities could result in increased costs or limitations on the Company's ability to perform operations and thus have an adverse effect on the Company's business.
Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the U.S. Fish and Wildlife Service (the "FWS") is required to make a determination on the potential listing of numerous species as endangered or threatened under the ESA before completion of the agency's 2017 fiscal year. The designation of previously

PIONEER NATURAL RESOURCES COMPANY

unprotected species as threatened or endangered in areas where the Company operates could cause the Company to incur increased costs arising from species protection measures or could result in limitations on the Company's drilling and production activities that could have an adverse effect on the Company's ability to develop and produce its reserves. For example, on March 27, 2014, the FWS announced the listing of the lesser prairie chicken, whose habitat is over a five-state region, including Texas and Colorado, where the Company conducts operations, as a threatened species under the ESA. However, the FWS also announced a final rule that will limit regulatory impacts on landowners and businesses from the listing if those landowners and businesses have entered into certain range-wide conservation planning agreements, such as those developed by the Western Association of Fish and Wildlife Agencies ("WAFWA"), pursuant to which such parties, including the Company, agreed to take steps to protect the lesser prairie chicken's habitat and to pay a mitigation fee if its actions harm the lesser prairie chicken's habitat. The listing of the lesser prairie chicken as a threatened species or, alternatively, entry into certain range-wide conservation planning agreements such as WAFWA, could result in increased costs to the Company from species protection measures, time delays or limitations on the Company's activities, which costs, delays or limitations may be significant to the Company's business.
Activities on federal lands. Oil and gas exploration, development and production activities on federal lands, including Indian lands and lands administered by the BLM, are subject to the National Environmental Policy Act ("NEPA"). NEPA requires federal agencies, including the BLM, to evaluate major agency actions having the potential to significantly impact the environment. In the course of such evaluations, an agency will prepare an Environmental Assessment that assesses the potential direct, indirect and cumulative impacts of a proposed project and, if necessary, will prepare a more detailed Environmental Impact Statement that may be made available for public review and comment. Currently, the Company has minimal exploration and production activities on federal lands. However, for those current activities as well as for future or proposed exploration and development plans on federal lands, governmental permits or authorizations that are subject to the requirements of NEPA are required. This process has the potential to delay or limit, or increase the cost of, the development of oil and gas projects. Authorizations under NEPA are also subject to protest, appeal or litigation, any or all of which may delay or halt projects.
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
Climate change. In 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the CAA that, among other things, establish certain permits and construction reviews designed to allow operations while ensuring the Prevention of Significant Deterioration ("PSD") of air quality by GHG emissions from large stationary sources that already may be potential sources of other regulated pollutant emissions. The Company could become subject to these permitting requirements and be required to install "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that the Company may seek to construct in the future if they would otherwise emit large volumes of GHGs from such sources. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including certain oil and gas production facilities, which includes certain of the Company's facilities. The Company is monitoring GHG emissions from its operations in accordance with these GHG emissions reporting rules and believes its monitoring activities are in substantial compliance with applicable reporting obligations.
While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs.
The adoption of any legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs from the Company's equipment and operations could require the Company to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements including the imposition of a carbon tax. For example, pursuant to President Obama's Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015 that the EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and gas processing and transmission facilities as part of the Administration's efforts to reduce methane emissions from the oil and gas sector by up

PIONEER NATURAL RESOURCES COMPANY

to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and gas the Company produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Company's business, financial condition and results of operations. Finally, some scientists have concluded that increasing concentrations of GHGs in the Earth's atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on the Company's financial condition and results of operations.
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
Pursuant to the Energy Policy Act of 2005 ("EPAct 2005") it is unlawful for "any entity," including producers such as the Company, that are otherwise not subject to FERC's jurisdiction under the Natural Gas Act (the "NGA"), to use any deceptive or manipulative device or contrivance in connection with the purchase or sale of gas or the purchase or sale of transportation services subject to regulation by FERC, in contravention of rules prescribed by FERC. FERC's rules implementing this provision make it unlawful, in connection with the purchase or sale of gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, for any entity, directly or indirectly, to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 also gives FERC authority to impose civil penalties of up to $1.0 million per day for each violation of the NGA or the Natural Gas Policy Act of 1978. The anti-manipulation rule applies to activities of entities not otherwise subject to FERC's jurisdiction to the extent the activities are conducted "in connection with" gas sales, purchases or transportation subject to FERC jurisdiction, which includes the annual reporting requirements under Order 704 (defined below).

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

PIONEER NATURAL RESOURCES COMPANY

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
In November 2009, the Federal Trade Commission (the "FTC") issued regulations pursuant to the Energy Independence and Security Act of 2007 intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to $1.0 million per violation per day. In July 2010, the U.S. Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (the "CFTC") to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FERC with respect to anti-manipulation in the gas industry and the FTC with respect to oil purchases and sales, as described above. In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority. The rules subject violators to a civil penalty of up to the greater of $1.0 million or triple the monetary gain to the person for each violation.
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
The prices of oil, NGLs and gas are highly volatile. A sustained decline in these commodity prices could adversely affect the Company's business, financial condition and results of operations.
The Company's revenues, profitability, cash flow and future rate of growth are highly dependent on commodity prices. Commodity prices may fluctuate widely in response to relatively minor changes in the supply of and demand for oil, NGLs and gas, market uncertainty and a variety of additional factors that are beyond the Company's control, such as:

•	domestic and worldwide supply of and demand for oil, NGLs and gas;

•	inventory levels at Cushing, Oklahoma, the benchmark for WTI oil prices, and the United States Gulf Coast;

•	oil, NGL and gas inventory levels in the United States;

•	the capacity of U.S. refiners to absorb increasing domestic supplies of oil and condensate;

•	weather conditions;

•	overall domestic and global political and economic conditions, including laws, regulations and administrative policies that restrict the export of the Company's products;

•	actions of OPEC, its members and other state-controlled oil companies relating to oil price and production controls;

•	the effect of liquefied natural gas deliveries to and exports from the United States;

•	technological advances affecting energy consumption and energy supply;

•	domestic and foreign governmental regulations and taxation;

•	the effect of energy conservation efforts;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.

PIONEER NATURAL RESOURCES COMPANY

In the past, commodity prices have been extremely volatile, and the Company expects this volatility to continue. For the five years ended December 31, 2014, oil prices fluctuated from a high of $113.93 per Bbl in 2011 to a low of $53.27 per Bbl in 2014, while gas prices fluctuated from a low of $1.91 per Mcf in 2012 to a high of $6.15 per Mcf in 2014. Recently, commodity prices have declined significantly. Through February 13, 2015, oil prices have declined from a high of $107.26 per Bbl on June 20, 2014 to $44.45 per Bbl on January 28, 2015, and gas prices have declined from a high of $6.15 per Mcf on February 19, 2014 to a low of $2.58 per Mcf on February 6, 2015. Likewise, NGLs have suffered significant recent declines. NGLs are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. A further or extended decline in commodity prices could materially and adversely affect the Company's future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures. The Company makes price assumptions that are used for planning purposes, and a significant portion of the Company's cash outlays, including rent, salaries and noncancelable capital commitments, are largely fixed in nature. Accordingly, if commodity prices are below the expectations on which these commitments were based, the Company's financial results are likely to be adversely and disproportionately affected because these cash outlays are not variable in the short term and cannot be quickly reduced to respond to unanticipated decreases in commodity prices.
Significant or extended price declines could also adversely affect the amount of oil, NGLs and gas that the Company can produce economically, which may result in the Company having to make significant downward adjustments to its estimated proved reserves. A reduction in production could also result in a shortfall in expected cash flows and require the Company to reduce capital spending or borrow funds to cover any such shortfall. Any of these factors could negatively affect the Company's ability to replace its production and its future rate of growth.
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
The Company's future drilling activities may not be successful and, if unsuccessful, such failure could have an adverse effect on the Company's future results of operations and financial condition. While all drilling, whether developmental, extension or exploratory, involves these risks, exploratory and extension drilling involves greater risks of dry holes or failure to find commercial quantities of hydrocarbons. The Company expects that it will continue to experience exploration and abandonment expense in 2015.
Future price declines could result in a reduction in the carrying value of the Company's proved oil and gas properties, which could adversely affect the Company's results of operations.
Recently, commodity prices have declined significantly. Through February 13, 2015, oil prices have declined from a high of $107.26 per Bbl on June 20, 2014 to $44.45 per Bbl on January 28, 2015, and gas prices have declined from a high of $6.15 per Mcf on February 19, 2014 to a low of $2.58 per Mcf on February 6, 2015. Likewise, NGLs have suffered significant recent declines. NGLs are made up of ethane, propane, isobutene, normal butane and natural gasoline, all of which have different uses and different pricing characteristics. As stated above, price declines, as have occurred recently, could result in the Company having to make downward adjustments to its estimated proved reserves. It is possible that prices could decline further, or the Company's estimates of production or other economic factors could change to such an extent that the Company may be required to impair, as a noncash charge to earnings, the carrying value of the Company's oil and gas properties. The Company is required to perform impairment tests on proved oil and gas properties whenever events or changes in circumstances indicate that the carrying value of proved properties may not be recoverable. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for specific information regarding the Company's impairments. The Company may incur impairment charges in the future, which could materially affect the Company's results of operations in the period incurred.
The Company periodically evaluates its unproved oil and gas properties and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2014, the Company carried unproved oil and gas property costs of $159 million. GAAP requires periodic evaluation of these costs on a project-by-project basis. These evaluations are affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, and contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize noncash charges in the earnings of future periods.
The Company periodically evaluates its goodwill for impairment and could be required to recognize noncash charges in the earnings of future periods.
At December 31, 2014, the Company carried goodwill of $272 million. Goodwill is assessed for impairment annually during the third quarter and whenever facts or circumstances indicate that the carrying value of the Company's goodwill may be impaired, which may require an estimate of the fair values of the reporting unit's assets and liabilities. Those assessments may be affected by (a) additional reserve adjustments both positive and negative, (b) results of drilling activities, (c) management's outlook for commodity prices and costs and expenses, (d) changes in the Company's market capitalization, (e) changes in the Company's weighted average cost of capital and (f) changes in income taxes. If the fair value of the reporting unit's net assets is not sufficient to fully support the goodwill balance in the future, the Company will reduce the carrying value of goodwill for the impaired value, with a corresponding noncash charge to earnings in the period in which goodwill is determined to be impaired.

PIONEER NATURAL RESOURCES COMPANY

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
Acquisitions of producing oil and gas properties have from time to time contributed to the Company's growth. The Company's growth following the full development of its existing property base could be impeded if it is unable to acquire additional oil and gas reserves on a profitable basis. Acquisition opportunities in the oil and gas industry are very competitive, which can increase the cost of, or cause the Company to refrain from, completing acquisitions. The success of any acquisition will depend on a number of factors and involves potential risks, including among other things:

•	the inability to estimate accurately the costs to develop the reserves, the recoverable volumes of reserves, rates of future production and future net cash flows attainable from the reserves;

•	the assumption of unknown liabilities, including environmental liabilities, and losses or costs for which the Company is not indemnified or for which the indemnity the Company receives is inadequate;

•	the validity of assumptions about costs, including synergies;

•	the effect on the Company's liquidity or financial leverage of using available cash or debt to finance acquisitions;

•	the diversion of management's attention from other business concerns; and

•	an inability to hire, train or retain qualified personnel to manage and operate the Company's growing business and assets.
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
As of December 31, 2014, the Company owned interests in six gas processing plants and eight treating facilities. The Company is the operator of one of the gas processing plants and all eight of the treating facilities. There are significant risks associated with the operation of gas processing plants. Gas and NGLs are volatile and explosive and may include carcinogens. Damage to or improper operation of a gas processing plant or facility could result in an explosion or the discharge of toxic gases, which could result in significant damage claims in addition to interrupting a revenue source.
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

PIONEER NATURAL RESOURCES COMPANY

•	high costs, shortages or delivery delays of equipment, labor or other services or water and sand for hydraulic fracturing;

•	facility or equipment malfunctions, failures or accidents;

•	title problems;

•	pipe or cement failures or casing collapses;

•	compliance with environmental and other governmental requirements;

•	lost or damaged oilfield workover and service tools;

•	unusual or unexpected geological formations or pressure or irregularities in formations; and

•	natural disasters.
The Company's overall exposure to operational risks may increase as its drilling activity expands and as it seeks to directly provide fracture stimulation, water distribution and disposal and other services internally. Any of these risks could result in substantial losses to the Company due to injury or loss of life, damage to or destruction of wells, production facilities or other property, clean-up responsibilities, regulatory investigations and penalties and suspension of operations.
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
The Company has identified drilling locations and prospects for future drilling opportunities, including development, exploratory and infill drilling activities. These drilling locations and prospects represent a significant part of the Company's future drilling plans. For example, the Company's proved reserves as of December 31, 2014 include proved undeveloped reserves and proved developed reserves that are behind pipe of 89 MMBbls of oil, 42 MMBbls of NGLs and 317 Bcf of gas. The Company's ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, negotiation of agreements with third parties, commodity prices, costs, access to and availability of equipment, services, resources and personnel and drilling results. Changes in the laws or regulations on which the Company relies in planning and executing its drilling programs could adversely impact the Company's ability to successfully complete those programs. For example, under current Texas laws and regulations the Company may receive permits to drill, and may drill and complete, certain horizontal wells that traverse one or more units and/or leases; a change in those laws or regulations could adversely impact the Company's ability to drill those wells. Because of these uncertainties, the Company cannot give any assurance as to the timing of these activities or that they will ultimately result in the realization of proved reserves or meet the Company's expectations for success. As such, the Company's actual drilling activities may materially differ from the Company's current expectations, which could have a significant adverse effect on the Company's proved reserves, financial condition and results of operations.

PIONEER NATURAL RESOURCES COMPANY

The Company may not be able to obtain access on commercially reasonable terms or otherwise to pipelines and storage facilities, gas gathering systems and other transportation, processing, fractionation and refining facilities to market its oil, NGL and gas production; the Company relies on a limited number of purchasers for a majority of its products.
The marketing of oil, NGLs and gas production depends in large part on the availability, proximity and capacity of pipelines and storage facilities, gas gathering systems and other transportation, processing, fractionation and refining facilities, as well as the existence of adequate markets. If there were insufficient capacity available on these systems, if these systems were unavailable to the Company, or if access to these systems were to become commercially unreasonable, the price offered for the Company's production could be significantly depressed, or the Company could be forced to shut in some production or delay or discontinue drilling plans and commercial production following a discovery of hydrocarbons while it constructs its own facility or awaits the availability of third party facilities. The Company also relies (and expects to rely in the future) on facilities developed and owned by third parties in order to store, process, transport, fractionate and sell its oil, NGL and gas production. The Company's plans to develop and sell its oil and gas reserves could be materially and adversely affected by the inability or unwillingness of third parties to provide sufficient transportation, storage or processing and fractionation facilities to the Company, especially in areas of planned expansion where such facilities do not currently exist.
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
The Company's operations and drilling activity are concentrated in areas of high industry activity, which may affect its ability to obtain the personnel, equipment, services, resources and facilities access needed to complete its development activities as planned or result in increased costs.
The Company's operations and drilling activity are concentrated in areas in which industry activity had increased rapidly, particularly in the Spraberry field in West Texas and the Eagle Ford Shale play in South Texas. As a result, demand for personnel, equipment, power, services and resources, as well as access to transportation, processing and refining facilities in these areas, had increased, as did the costs for those items. In addition, hydraulic fracturing and other operations require significant quantities of water, which supply may be affected by drought conditions. In late 2014, commodity prices began to decline and the demand for goods and services has subsided due to reduced activity in these areas. To the extent that commodity prices improve in the future, any delay or inability to secure the personnel, equipment, power, services, resources and facilities access necessary for the Company to resume or increase its development activities, including the result of any changes in laws or regulations applicable to the Company's operations relating to water usage, could result in oil and gas production volumes being below the Company's forecasted volumes. In addition, any such negative effect on production volumes, or significant increases in costs, could have a material adverse effect on the Company's cash flow and profitability.
The refining industry may be unable to absorb rising U.S. oil and condensate production; in such a case, the resulting surplus could depress prices and restrict the availability of markets, which could adversely affect the Company's results of operations.
Under U.S. law and regulations, the export of oil and certain condensates is restricted. Absent a change in this law or an expansion of U.S. refining capacity, rising U.S. production of oil and condensates could result in a surplus of these products, which would likely cause prices for these commodities to fall and markets to constrict. In such circumstances, the returns on the Company's capital projects would decline, possibly to levels that would make execution of the Company's drilling plans uneconomical, and a lack of market for the Company's products could require that the Company shut in some portion of its production. If this were to occur, the Company's production and cash flow could decrease, or could increase less than forecasted, which could have a material adverse effect on the Company's cash flow and profitability.

PIONEER NATURAL RESOURCES COMPANY

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
There is inherent risk of incurring significant environmental costs and liabilities in the Company's operations due to its handling of petroleum hydrocarbons and wastes, the risk of air emissions and water discharges related to its operations, and operations and waste disposal practices by prior owners and operators. The Company currently owns, leases or operates properties that for many years have been used for oil and gas exploration and production activities, and petroleum hydrocarbons, hazardous substances and wastes may have been released on or under such properties and could be released during future operations. Joint and several strict liabilities may be incurred in connection with such releases of petroleum hydrocarbons and wastes on, under or from the Company's properties. Private parties, including lessors of properties on which the Company operates and the owners or operators of properties adjacent to the Company's operations and facilities where the Company's petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as seek damages for noncompliance with environmental laws and regulations or for personal injury or property damage. The Company may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity.
The Company's credit facility and debt instruments have substantial restrictions and financial covenants that may restrict its business and financing activities.
The Company is a borrower under fixed rate senior notes and maintains a credit facility that is currently undrawn. The terms of the Company's borrowings specify scheduled debt repayments and require the Company to comply with certain associated covenants and restrictions. The Company's ability to comply with the debt repayment terms, associated covenants and restrictions is dependent on, among other things, factors outside the Company's direct control, such as commodity prices and interest rates. See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's outstanding debt as of December 31, 2014 and the terms associated therewith.
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
The oil and gas industry is highly competitive. The Company competes with a large number of companies, producers and operators in a number of areas such as:

•	seeking to acquire oil and gas properties suitable for development or exploration;

•	marketing oil, NGL and gas production; and

•	seeking to acquire the equipment and expertise, including trained personnel, necessary to evaluate, operate and develop its properties.
Some of the Company's competitors are larger and have substantially greater financial and other resources than the Company. See "Item 1. Business — Competition, Markets and Regulations" for additional discussion regarding competition.

PIONEER NATURAL RESOURCES COMPANY

The Company is subject to regulations that may cause it to incur substantial costs.
The Company's operations are subject to stringent and complex federal, state and local laws and regulations governing, among other things, worker health and safety, the discharge of materials into the environment and environmental protection that may cause it to incur substantial costs. For example, in connection with the Company's CBM operations in the Raton Basin in Colorado, the Colorado Supreme Court affirmed a state water court holding that water produced in connection with CBM operations should be subject to state water-use regulations, including regulations requiring permits for diversion and use of surface and subsurface water, an evaluation of potential competing permits, possible uses of the water and a possible requirement to provide augmentation water supplies for water rights owners with more senior rights. As another example, the underground injection well program under the SDWA requires permits from the EPA or an analogous state agency for the Company's disposal wells, establishes minimum standards for injection well operations, and restricts the types and quantities of fluids that may be injected. In some areas of Texas, there has been concern that certain formations into which disposal wells are injecting produced waters could become over-pressured after many years of injection, and the governing Texas regulatory agency is reviewing the data to determine whether any action is necessary to address this issue. If the Texas state agency were to decline to issue permits for, or limit the volumes of, new injection wells into the formations currently utilized by the Company, the Company may be required to seek alternative methods of disposing of produced waters, including injecting into deeper formations, which could increase its costs. There can be no assurance that present or future regulations will not adversely affect the Company's business and operations, including that the Company may be required to suspend drilling operations or shut in production pending compliance. See "Item 1. Business — Competition, Markets and Regulations" for additional discussion regarding government regulation.
The Company's sales of oil, NGLs, gas or other energy commodities, and any derivative activities related to such energy commodities, expose the Company to potential regulatory risks.
FERC, the FTC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets relevant to the Company's business. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to the Company's physical sales of oil, NGLs, gas or other energy commodities, and any derivative activities related to these energy commodities, the Company is required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Failure to comply with such regulations, as interpreted and enforced, could materially and adversely affect the Company's results of operations and financial condition.
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

PIONEER NATURAL RESOURCES COMPANY

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
 A failure by purchasers of the Company's production to satisfy their obligations to the Company could require the Company to recognize a pre-tax charge in earnings and have a material adverse effect on the Company's results of operation.
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

PIONEER NATURAL RESOURCES COMPANY

Declining general economic, business or industry conditions could have a material adverse effect on the Company's results of operations.
Since 2010, the economies in the United States and certain other countries have continued to stabilize with resulting improvements in industrial demand and consumer confidence. However, other economies, such as those of certain European and Asian nations, continue to face economic struggles or slowing economic growth and, should these conditions worsen, there could be a significant adverse effect on global financial markets and commodity prices. If the economic climate in the United States or abroad were to deteriorate, demand for petroleum products could diminish, which could depress the prices at which the Company could sell its oil, NGLs and gas and ultimately decrease the Company's net revenue and profitability.
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
In 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth's atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under the CAA that, among other things, establish certain permits and construction reviews designed to allow operations while ensuring the PSD of air quality by GHG emissions from large stationary sources that already may be potential sources of other regulated pollutant emissions. The Company could become subject to these permitting requirements and be required to install "best available control technology" to limit emissions of GHGs from any new or significantly modified facilities that the Company may seek to construct in the future if they would otherwise emit large volumes of GHGs from such sources. The EPA has also adopted rules requiring the reporting of GHG emissions on an annual basis from specified GHG emission sources in the United States, including certain oil and gas production facilities, which include certain of the Company's facilities. While the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of federal climate legislation in the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise restricts emissions of GHGs from the Company's equipment and operations could require the Company to incur increased operating costs, such as costs to purchase and operate emissions control systems, acquire emissions allowances or comply with new regulatory or reporting requirements, including the imposition of a carbon tax. For example, pursuant to President Obama's Strategy to Reduce Methane Emissions, the Obama Administration announced on January 14, 2015, that EPA is expected to propose in the summer of 2015 and finalize in 2016 new regulations that will set methane emission standards for new and modified oil and gas production and gas processing and transmission facilities as part of the Administration's efforts to reduce methane emissions from the oil and gas sector by up to 45 percent from 2012 levels by 2025. Any such legislation or regulatory programs could also increase the cost to the consumer, and thereby reduce demand for oil and gas, which could reduce the demand for the oil and gas the Company produces. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have an adverse effect on the Company's business, financial condition and results of operations. See "Item 1. Business - Competition, Markets and Regulations - Environmental and occupational health and safety matters - Climate change" for additional discussion relating to climate change.
The enactment of derivatives legislation could have an adverse effect on the Company's ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with its business.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") enacted on July 21, 2010, established federal oversight and regulation of the over-the-counter derivatives market and entities, such as the Company, that participate in that market. The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations for its

PIONEER NATURAL RESOURCES COMPANY

implementation. In October 2011, the CFTC issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for or linked to certain physical commodities, subject to exceptions for certain bona fide derivative transactions. As these new position limit rules are not yet final, the impact of those provisions on the Company is uncertain at this time. The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and the associated rules also will require the Company, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption to such requirements. The CFTC has not yet proposed rules designating any other classes of swaps, including physical commodity swaps, for mandatory clearing. Although the Company believes it qualifies for the end-user exception from the mandatory clearing requirements for swaps entered to mitigate its commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the Company's derivatives. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished or what the effect of any such regulations will be on the Company. For example, for uncleared swaps, the CFTC or federal banking regulators may require end-users to enter into credit support documentation and/or post initial and variation margin. Posting of collateral could impact liquidity and reduce cash available to the Company for capital expenditures, therefore reducing its ability to execute derivatives to reduce risk and protect cash flows. The proposed margin rules are not yet final, and therefore the impact of those provisions to the Company is uncertain at this time. The full impact of the Dodd-Frank Act and related regulatory requirements upon the Company's business will not be known until the regulations are implemented and the market for derivatives contracts has adjusted. The Dodd-Frank Act and any new regulations could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks the Company encounters and reduce the Company's ability to monetize or restructure its existing derivative contracts. If the Company reduces its use of derivatives as a result of the Dodd-Frank Act and regulations, the Company's results of operations may become more volatile and its cash flows may be less predictable, which could adversely affect the Company's ability to plan for and fund capital expenditures. Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and gas. The Company's revenues could therefore be adversely affected if a consequence of the Dodd-Frank Act and implementing regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on the Company, its financial condition and its results of operations. In addition, the European Union and other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent the Company transacts with counterparties in foreign jurisdictions, it may become subject to such regulations. At this time, the impact of such regulations is not clear.
Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing, as well as governmental reviews of such activities, could result in increased costs and additional operating restrictions or delays and adversely affect the Company's production.
Hydraulic fracturing is a common practice that is used to stimulate production of hydrocarbons from tight formations. The Company routinely utilizes hydraulic fracturing techniques in the majority of its drilling and completion programs. The process involves the injection of water, sand and additives under pressure into targeted subsurface formations to stimulate oil and gas production. The process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has issued final CAA regulations governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in May 2013, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.
From time to time, the U.S. Congress has considered adopting legislation intended to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic-fracturing process. In addition, certain states in which the Company operates, including Colorado and Texas have adopted, and other states are considering adopting, regulations that could impose new or more stringent permitting, disclosure, and well-construction requirements on hydraulic-fracturing operations. States could elect to prohibit hydraulic fracturing altogether, as Governor Andrew Cuomo of the State of New York announced in December 2014 with regard to fracturing activities in New York. Also, local land use restrictions, such as city ordinances, may restrict or prohibit drilling in general or hydraulic fracturing in particular. For example, in response to concerns regarding hydraulic fracturing, the city of Denton, Texas issued a moratorium on the issuance of new drilling permits inside the Denton city limits. In the event federal, state or local restrictions are adopted in areas where the Company is currently conducting, or in the future plan to conduct operations, the Company may incur additional costs to comply with such requirements that may

PIONEER NATURAL RESOURCES COMPANY

be significant in nature, experience delays or curtailment in the pursuit of exploration, development, or production activities, and perhaps be limited or precluded in the drilling of wells or in the amounts that the Company is ultimately able to produce from its reserves.
Certain governmental reviews are underway that focus on environmental aspects of hydraulic fracturing practices. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater and a draft report is expected to be available for public comment and peer review in the first half of 2015. These existing or any future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing. See "Item 1. Business - Competition, Markets and Regulations - Environmental and occupational health and safety matters" for additional discussion related to environmental risks associated with the Company's hydraulic fracturing activities.
Laws and regulations pertaining to threatened and endangered species could delay or restrict the Company's operations and cause it to incur substantial costs.
Various federal and state statutes prohibit certain actions that adversely affect endangered or threatened species and their habitats, migratory birds, wetlands and natural resources. These statutes include the ESA, the Migratory Bird Treaty Act, the CWA, OPA and CERCLA. The FWS may designate critical habitat and suitable habitat areas that it believes are necessary for survival of threatened or endangered species. For example, on March 27, 2014, the FWS announced the listing of the lesser prairie chicken as a threatened species under the ESA. The lesser prairies chicken's habitat is over a five-state region, including Texas and Colorado, where we conduct operations. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and private land use and could delay or prohibit land access or oil and gas development. If harm to species or damages to wetlands, habitat or natural resources occur or may occur, government entities or, at times, private parties may act to prevent oil and gas exploration or development activities or seek damages for harm to species, habitat or natural resources resulting from drilling or construction or releases of oil, wastes, hazardous substances or other regulated materials, and, in some cases, may seek criminal penalties. Moreover, as a result of a settlement approved by the U.S. District Court for the District of Columbia in September 2011, the FWS is required to make a determination on the listing of numerous species as endangered or threatened under the ESA before completion of the agency's 2017 fiscal year. The designation of previously unprotected species as threatened or endangered in areas where the Company conducts operations could cause the Company to incur increased costs arising from species protection measures or could result in delays or limitations on its development and production activities that could have an adverse effect on the Company's ability to develop and produce reserves.
Provisions of the Company's charter documents and Delaware law may inhibit a takeover, which could limit the price investors might be willing to pay in the future for the Company's common stock.
Provisions in the Company's certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition of the Company or a merger in which the Company is not the surviving company and may otherwise prevent or slow changes in the Company's board of directors and management. In addition, because the Company is incorporated in Delaware, it is governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions could discourage an acquisition of the Company or other change in control transactions and thereby negatively affect the price that investors might be willing to pay in the future for the Company's common stock.
The Company's sand mining operations are subject to operating risks that are often beyond the Company's control, and such risks may not be covered by insurance.
Ownership of industrial sand mining operations is subject to risks, many of which are beyond the Company's control. These risks include:

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

PIONEER NATURAL RESOURCES COMPANY

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

PIONEER NATURAL RESOURCES COMPANY

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
The Company's sand mining operations and hydraulic fracturing may result in silica-related health issues and litigation that could have a material adverse effect on the Company.
The inhalation of respirable crystalline silica dust is associated with the lung disease silicosis. There is evidence of an association between crystalline silica exposure or silicosis and lung cancer and a possible association with other diseases, including immune system disorders, such as scleroderma. These health risks have been a significant issue confronting the commercial sand industry. The actual or perceived health risks of mining, processing and handling sand could materially and adversely affect the Company through the threat of product liability or personal injury lawsuits and increased scrutiny by federal, state and local regulatory authorities.
Premier Silica is named as a defendant, usually among many defendants, in numerous products liability lawsuits brought by or on behalf of current or former employees of Premier Silica's commercial customers alleging damages caused by silica exposure. As of December 31, 2014, Premier Silica was the subject of silica exposure claims from approximately 575 plaintiffs, the great majority of which claims have been inactive for many years due to the plaintiffs' failure to meet specific legal requirements to advance their claims. Almost all of the claims pending against Premier Silica arise out of the alleged use of Premier Silica's sand products in foundries or as an abrasive blast media and have been filed in the states of Texas and Missouri, although some cases have been brought in many other jurisdictions over the years.
It is possible that Premier Silica will have additional silica-related claims filed against it, including claims that allege silica exposure for periods for which there is not insurance coverage. In addition, it is possible that similar claims could be asserted arising out of the Company's other operations, including it hydraulic fracturing operations. Any pending or future claims or inadequacies of insurance coverage or contractual indemnification could have a material adverse effect on the Company's results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

PIONEER NATURAL RESOURCES COMPANY

ITEM 2.	PROPERTIES
Reserve Estimation Procedures and Audits
The information included in this Report about the Company's proved reserves as of December 31, 2014, 2013 and 2012 is based on evaluations prepared by the Company's engineers and (i) audited by Netherland, Sewell & Associates, Inc. ("NSAI"), with respect to the Company's major properties for all periods, and (ii) audited by Ryder Scott Company, L.P. ("RSC"), with respect to the Company's Oooguruk field properties in Alaska as of December 31, 2012. The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.
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
Individual asset teams are responsible for the day-to-day management of the oil and gas activities in each of the Company's Permian Basin, Rockies, Mid-Continent and South Texas asset areas (the "Asset Teams"). The Company's Asset Teams are each staffed with reservoir engineers and geoscientists who prepare reserve estimates at the end of each calendar quarter for the assets that they manage, using reservoir engineering information technology. There is shared oversight of the Asset Teams' reservoir engineers by the Asset Teams' managers and the Vice President of Corporate Reserves, each of whom is in turn subject to direct or indirect oversight by the Company's management committee ("MC"). The Company's MC is comprised of its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and other Executive Vice Presidents. The Asset Teams' reserve estimates are reviewed by the Asset Team reservoir engineers before being submitted to Corporate Reserves for further review.
The reserve estimates are summarized in reserve reconciliations that quantify reserve changes since the previous year end as revisions of previous estimates, purchases of minerals-in-place, improved recovery, extensions and discoveries, production and sales of minerals-in-place. All reserve estimates, material assumptions and inputs used in reserve estimates and significant changes in reserve estimates are reviewed for engineering and financial appropriateness and compliance with SEC and GAAP standards by Corporate Reserves, in consultation with the Company's accounting and financial management personnel. Annually, the MC reviews the reserve estimates and any differences with the reserve auditors (for the portion of the reserves audited by NSAI or RSC) on a consolidated basis before these estimates are approved. The engineers and geoscientists who participate in the reserve estimation and disclosure process periodically attend training provided by external consultants and/or through internal Pioneer programs. Additionally, Corporate Reserves has prepared and maintains written policies and guidelines for the Asset Teams to reference on reserve estimation and preparation to promote objectivity in the preparation of the Company's reserve estimates and SEC and GAAP compliance in the reserve estimation and reporting process.
Proved reserves audits. The proved reserve audits performed by NSAI for the years ended December 31, 2014, 2013 and 2012, and by RSC for 2012, in the aggregate, represented 80 percent, 94 percent and 95 percent of the Company's year-end 2014, 2013 and 2012 proved reserves, respectively; and 91 percent, 92 percent and 99 percent of the Company's year-end 2014, 2013 and 2012 associated pre-tax present value of proved reserves discounted at ten percent, respectively.
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

•
The methods and procedures used by a company, and the reserve information furnished by a company, must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditor to prepare their own estimates of reserve information for the audited properties.

PIONEER NATURAL RESOURCES COMPANY

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
Qualifications of proved reserves preparers and auditors. Corporate Reserves is staffed by petroleum engineers with extensive industry experience and is managed by the Vice President of Corporate Reserves, the technical person that is primarily responsible for overseeing the Company's reserves estimates. These individuals meet the professional qualifications of reserves estimators and reserves auditors as defined by the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information," promulgated by the SPE. The qualifications of the Vice President of Corporate Reserves include 37 years of experience as a petroleum engineer, with 30 years focused on reserves reporting for independent oil and gas companies, including Pioneer. His educational background includes an undergraduate degree in Chemical Engineering and a Masters of Business Administration degree in Finance. He is also a Chartered Financial Analyst Charterholder.
NSAI provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699. The technical person primarily responsible for auditing the Company's reserves estimates has been a practicing consulting petroleum engineer at NSAI since 1983 and has over 36 years of practical experience in petroleum engineering, including over 34 years of experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Chemical Engineering in 1978 and meets or exceeds the education, training and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the board of directors of the SPE.
RSC provides worldwide petroleum property analysis services for energy clients, financial organizations and government agencies. RSC was founded in 1937 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-1580. The technical person primarily responsible for auditing the Company's Alaska reserves estimates in 2012 was a practicing consulting petroleum engineer at RSC since 2000 with over 28 years of practical experience in petroleum engineering. He graduated with a Bachelor of Science degree in Petroleum Engineering and a Master of Business Administration degree and at the time of the reserves audit he met or exceeded the education, training and experience requirements set forth in the "Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information" promulgated by the board of directors of the SPE.
Technologies used in proved reserves estimates. Proved undeveloped reserves include those reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for

PIONEER NATURAL RESOURCES COMPANY

completion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of production when drilled, or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having undeveloped proved reserves only if an ability and intent has been established to drill the reserves within five years, unless specific circumstances justify a longer time period.
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
Proved Reserves
As of December 31, 2014, 2013 and 2012, the Company's oil and gas proved reserves are located entirely in the United States. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional details of the Company's discontinued operations. The following table provides information regarding the Company's proved reserves as of December 31, 2014, 2013 and 2012:

	Summary of Oil and Gas Reserves as of Fiscal Year-End Based on Average Fiscal-Year Prices
	Reserve Volumes
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)%

December 31, 2014:
Developed	267,193	130,206	1,486,289	645,113	81%
Undeveloped	84,891	39,038	182,583	154,360	19%
Total proved reserves	352,084	169,244	1,668,872	799,473	100%

December 31, 2013:
Developed	256,638	148,161	1,703,667	688,743	81%
Undeveloped	85,467	37,261	202,674	156,507	19%
Total proved reserves	342,105	185,422	1,906,341	845,250	100%
Less proved reserves associated with discontinued operations	24,128	27,733	287,606	99,795	12%
Total proved reserves associated with continuing operations	317,977	157,689	1,618,735	745,455	88%

December 31, 2012:
Developed	230,700	134,637	1,605,209	632,872	58%
Undeveloped	256,138	97,939	592,271	452,789	42%
Total proved reserves	486,838	232,576	2,197,480	1,085,661	100%
Less proved reserves associated with discontinued operations	48,274	42,331	383,931	154,594	14%
Total proved reserves associated with continuing operations	438,564	190,245	1,813,549	931,067	86%
 ______________________

(a)
Total proved gas reserves contain 191,932 MMcf, 240,093 MMcf and 280,344 MMcf of gas that the Company expected to be produced and used as field fuel (primarily for compressors) before the gas is delivered to a sales point, as of December 31, 2014, 2013 and 2012, respectively.

The Company's Standardized Measure of total proved reserves as of December 31, 2014 was $7.8 billion, including $6.4 billion and $1.4 billion related to proved developed and proved undeveloped reserves, respectively. The Company's Standardized Measure of total proved reserves as of December 31, 2013 was $7.3 billion, including $6.3 billion and $1.0 billion related to proved developed and proved undeveloped reserves, respectively. The Company's Standardized Measure of total proved reserves as of December 31, 2012 was $6.4 billion, including $5.0 billion and $1.4 billion related to proved developed and proved undeveloped reserves, respectively.

PIONEER NATURAL RESOURCES COMPANY

See the "Unaudited Supplementary Information" section included in "Item 8. Financial Statements and Supplementary Data" for additional details of the estimated quantities of the Company's proved reserves, including explanations for material changes in proved developed and proved undeveloped reserves.
Description of Properties
The following tables summarize the Company's development and exploration/extension drilling activities during 2014:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Wells Sold	Ending Wells In Progress
Permian Basin	59	257	271	4	41
South Texas—Eagle Ford Shale	16	34	37	—	13
Total continuing operations	75	291	308	4	54
Barnett Shale	1	—	1	—	—
Alaska	4	1	—	5	—
Total including discontinued operations	80	292	309	9	54

	Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Wells Sold	Ending Wells In Progress
Permian Basin	31	228	183	—	1	75
South Texas—Eagle Ford Shale	24	93	87	—	—	30
South Texas—Other	—	8	8	—	—	—
Other	3	3	—	5	—	1
Total continuing operations	58	332	278	5	1	106
Barnett Shale	17	42	52	—	7	—
Alaska	2	—	—	—	2	—
Total including discontinued operations	77	374	330	5	10	106
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during 2014:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf) (a)	Total (BOE)
Permian Basin	64,984	20,873	83,664	99,801
South Texas—Eagle Ford Shale	17,802	13,530	89,679	46,279
Raton Basin	—	—	124,310	20,718
West Panhandle	2,865	4,140	14,188	9,370
South Texas—Other	1,379	101	27,435	6,052
Other	4	2	65	17
Total continuing operations	87,034	38,646	339,341	182,237
Barnett Shale	1,604	2,867	21,453	8,047
Hugoton	—	1,668	16,428	4,405
Alaska	1,001	—	—	1,001
Total including discontinued operations	89,639	43,181	377,222	195,690
 _____________________

(a)	Gas production excludes gas produced and used as field fuel.

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's costs incurred by asset area during 2014:

	Property Acquisition Costs		Exploration Costs	Development Costs		Asset Retirement Obligations
	Proved	Unproved					Total
	(in millions)
Permian Basin	$14	$78	$1,409	$1,194		$7	$2,702
South Texas—Eagle Ford Shale	—	—	348	219		1	568
Raton Basin	—	—	3	24		(10)	17
West Panhandle	—	—	2	11		2	15
South Texas—Other	—	—	19	12		3	34
Other	—	2	30	—		—	32
Total continuing operations	$14	$80	$1,811	$1,460		$3	$3,368
Barnett Shale	5	5	128	22		—	160
Hugoton	—	—	2	1		—	3
Alaska	—	—	(1)	48	(a)	4	51
Total including discontinued operations	$19	$85	$1,940	$1,531		$7	$3,582
 ____________________

(a)	Includes $2 million of capitalized interest associated with the Oooguruk development project prior to its divestiture.

Permian Basin
The Spraberry field was discovered in 1949, encompasses eight counties in West Texas and the Company believes it is the largest oil field in the United States. The field is approximately 150 miles long and 75 miles wide at its widest point. The oil produced is West Texas Intermediate Sweet, and the gas produced is casinghead gas with an average energy content of 1,400 Btu. The oil and gas are produced primarily from six formations, the upper and lower Spraberry, the Dean, the Wolfcamp, the Strawn and the Atoka, at depths ranging from 6,700 feet to 11,300 feet. The Company believes that it has significant resource potential within its Spraberry and Wolfcamp formation acreage, based on its extensive geologic data covering the Spraberry and Wolfcamp A, B, C and D intervals and its drilling results to date. The Company expects to improve the incremental recovery rates in the Spraberry field through horizontal drilling while containing operating expenses and drilling costs through economies of scale and vertical integration of field services.
During 2014, the Company drilled 454 wells in the Spraberry field and its total acreage position now approximates 785,000 gross acres (692,000 net acres). During 2014, the Company placed on production 97 horizontal wells in the northern portion of the play, 113 horizontal wells in the southern portion of the play, where the Company has its joint venture with Sinochem, and 262 vertical wells. Three-well pads were utilized to drill most of the horizontal wells in the 2014 program. In the northern portion of the play, approximately 80 percent of the wells placed on production were Wolfcamp A, B and D interval wells and the remaining 20 percent were Spraberry Shale wells (Lower Spraberry Shale, Jo Mill Shale and Middle Spraberry Shale). In the southern portion of the play, approximately two-thirds of the wells placed on production were Wolfcamp B interval wells, with the remainder being a mix of Wolfcamp A, C and D interval wells.
The Company continued to shift its drilling activity in the Spraberry field from vertical drilling to horizontal drilling during 2014. The Company believes that replacing vertical drilling with horizontal drilling will enhance ultimate resource recoveries and improve rates of return per dollar invested. As a result, Pioneer no longer expects to drill any additional vertical locations in the Spraberry field in 2015 and has extended leases with continuous drilling obligations to allow the Company to drill those locations in the future with higher returning horizontal wells.
As a result of the significant decrease in oil prices, the Company is reducing its rig count for 2015 and expects to be at its planned 10 rig drilling program in the Spraberry field by the end of February 2015, all of which are drilling horizontal wells. During 2015, the Company expects to drill approximately four vertical wells and 105 horizontal wells (60 horizontal wells in the northern portion of the play and 45 horizontal wells in the southern portion of the play), with the horizontal wells being predominantly drilled in the Wolfcamp B horizon. The Company expects to spend $1.17 billion of drilling capital in the Spraberry field during 2015.
In January 2013, the Company signed an agreement with Sinochem, an unaffiliated third party, to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for consideration of $1.8 billion. In May 2013, the Company completed the sale to Sinochem for net cash proceeds of $624 million, resulting in a 2013 gain of $181 million related to the unproved property interests conveyed to Sinochem. Sinochem is

PIONEER NATURAL RESOURCES COMPANY

paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the horizontal Wolfcamp Shale play. At December 31, 2014, the unused carry balance totaled $575 million. Associated with the closing of the joint venture transaction, the Company conveyed a 40 percent interest in the producing horizontal Wolfcamp Shale wells in the joint venture area.
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
The Company's long-term growth plan continues to be focused on optimizing the development of the field and identifying the future requirements for water, field infrastructure, gas processing, sand, pipeline takeaway, oilfield services, tubulars, electricity, systems, buildings and roads. However, much of the Company's front-end loaded infrastructure plans, which were expected to provide significant future cost savings and support the Company's long-term growth plan in the Spraberry/Wolfcamp area, have been deferred given the significant decline in oil prices. The Company plans to re-evaluate its infrastructure plans for a field-wide water distribution network, additional gas processing facilities, continued build-out of horizontal tank batteries and expansion of Premier Silica's Brady sand mine when oil prices recover and/or costs improve.
South Texas Eagle Ford Shale
The Company's drilling activities in the South Texas area during 2014 continued to be primarily focused on development of Pioneer's substantial acreage position in the Eagle Ford Shale play. The 2014 drilling program was focused on liquids-rich drilling, with no wells drilled in its dry gas acreage. During 2014, the Company also received confirmation from the U.S. Department of Commerce that condensate processed through distillation units, such as those located at several of Pioneer's Eagle Ford Shale central gathering plants in South Texas, is a petroleum product that may be exported without a license.
The Company completed 124 horizontal Eagle Ford Shale wells during 2014, all of which were successful, with average lateral lengths of 5,719 feet and, on average, 20-stage fracture stimulations. The Company placed 50 upper target Eagle Ford Shale wells on production and estimates that approximately 25 percent of the Company's acreage is prospective for this interval in the Eagle Ford Shale play. The Company plans to spend $390 million of capital in 2015 to drill approximately 83 Eagle Ford Shale wells. The Company is operating two Pioneer-owned fracture stimulation fleets in the play.
In 2013, the Company added approximately 300 drilling locations in the liquids-rich area of the play as a result of downspacing from 1,000 feet between wells (120-acre spacing) to 500 feet (60-acre spacing) between wells. Further downspacing and staggered testing to a range of 175 feet to 300 feet between staggered wells is underway in the liquids-rich areas where the 500-foot spacing was successful. Some areas will include testing of the Lower Eagle Ford Shale interval only, while others will include a combination of lower and upper targets within the Eagle Ford Shale. Results from the downspacing and staggered tests in the Eagle Ford Shale continue to be encouraging.
The Company's drilling operations in the Eagle Ford Shale continue to focus on improving drilling efficiencies. During 2014, most Eagle Ford Shale wells were drilled utilizing three-well and four-well pads. Pad drilling saves the Company a significant amount of capital costs per well, as compared to drilling single-well locations.
The Company owns a 50.1 percent member interest in EFS Midstream, an entity formed by the Company to own and operate gas and liquids gathering, treating and transportation assets in the Eagle Ford Shale play. The Company does not have control of EFS Midstream and accounts for its investment in EFS Midstream under the equity method of accounting for investments in unconsolidated affiliates. EFS Midstream is obligated to construct midstream assets in the Eagle Ford Shale area. The majority of the construction of the midstream assets has been completed. Eleven of the 13 planned central gathering plants were completed as of December 31, 2014. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term.

PIONEER NATURAL RESOURCES COMPANY

During November 2014, the Company announced that it is pursuing the divestment of its 50.1 percent share of EFS Midstream. The Company is marketing its equity investment in EFS Midstream and no assurance can be given that a sale will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
Raton Basin
The Raton Basin properties are located in the southeast portion of Colorado. The Company owns approximately 194,000 gross acres (174,000 net acres) in the center of the Raton Basin and produces CBM gas from the coal seams in the Vermejo and Raton formations from approximately 2,300 wells. See Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the impairment charge recorded during 2013 to reduce the carrying value of the Company's gas properties in the Raton field.
West Panhandle
The West Panhandle properties are located in the panhandle region of Texas. These stable, long-lived reserves are attributable to the Red Cave, Brown Dolomite, Granite Wash and fractured Granite formations at depths no greater than 3,500 feet. The Company's gas has an average energy content of 1,400 Btu and is produced from approximately 700 wells on more than 246,000 gross acres (239,000 net acres) covering over 375 square miles. The Company controls 100 percent of the wells, production equipment, gathering system and the Fain gas processing plant for the field. As this field is characterized by very low reservoir pressure, Pioneer continually works to improve compressor and gathering system efficiency.
Divestitures Recorded as Discontinued Operations
Domestic. The Company completed the divestitures of its net assets in the Hugoton field in southwest Kansas, its net assets in the Barnett Shale field in North Texas and 100 percent of the capital stock in Pioneer Alaska in September 2014, September 2014 and April 2014, respectively.
The Company has reflected its Hugoton, Barnett Shale and Pioneer Alaska results of operations as discontinued operations in the accompanying consolidated statements of operations. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's divestitures of its Hugoton and Barnett Shale field assets and Pioneer Alaska.
International. During August 2012, the Company completed the sale of Pioneer South Africa to an unaffiliated third party. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the sale of Pioneer South Africa. As a result of this sale, the Company no longer has operations outside the United States.
Selected Oil and Gas Information
The following tables set forth selected oil and gas information for the Company as of and for each of the years ended December 31, 2014, 2013 and 2012. Because of normal production declines, increased or decreased drilling activities and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.
Production, price and cost data. The price that the Company receives for the oil and gas it produces is largely a function of market supply and demand. Demand is affected by general economic conditions, weather and other seasonal conditions, including hurricanes and tropical storms. Over or under supply of oil or gas can result in substantial price volatility. Historically, commodity prices have been volatile and the Company expects that volatility to continue in the future. If the recent decline in oil and gas prices were to persist, or if such prices were to decline further, or if the Company experienced poor drilling results, it could have a material adverse effect on the Company's financial position, results of operations, cash flows, quantities of oil and gas reserves that may be economically produced and the Company's ability to access capital markets.
The following tables set forth production, price and cost data with respect to the Company's properties for 2014, 2013 and 2012. These amounts represent the Company's historical results from operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. The production amounts will not match the proved reserve volume tables in the "Unaudited Supplementary Information" section included in "Item 8. Financial Statements and Supplementary Data" because field fuel volumes are included in the proved reserve volume tables.

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA

	Year Ended December 31, 2014
	Included in Continuing Operations				Included in Discontinued Operations	Total
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields	United States
Production information:
Annual sales volumes:
Oil (MBbls)	23,701	6,498	—	31,767	951	32,718
NGLs (MBbls)	7,504	4,939	—	14,106	1,655	15,761
Gas (MMcf)	29,608	32,733	45,373	123,860	13,826	137,686
Total (MBOE)	36,139	16,892	7,562	66,516	4,911	71,427
Average daily sales volumes:
Oil (Bbls)	64,935	17,802	—	87,034	2,605	89,639
NGLs (Bbls)	20,558	13,530	—	38,646	4,535	43,181
Gas (Mcf)	81,117	89,679	124,310	339,341	37,881	377,222
Total (BOE)	99,012	46,279	20,718	182,237	13,453	195,690
Average prices:
Oil (per Bbl)	$86.51	$81.84	$—	$85.29	$93.10	$85.51
NGL (per Bbl)	$27.06	$25.49	$—	$27.06	$30.30	$27.40
Gas (per Mcf)	$3.81	$4.35	$4.05	$4.10	$4.30	$4.12
Revenue (per BOE)	$65.48	$47.36	$24.30	$54.11	$40.36	$53.17
Average costs (per BOE):
Production costs:
Lease operating	$11.42	$2.68	$6.72	$8.27	$8.54	$8.29
Third-party transportation charges	0.40	3.88	3.41	1.68	2.33	1.73
Net natural gas plant/gathering	(1.23)	0.03	2.25	(0.20)	0.88	(0.12)
Workover	0.94	0.33	—	0.65	0.40	0.64
Total	$11.53	$6.92	$12.38	$10.40	$12.15	$10.54
Production and ad valorem taxes:
Ad valorem	$1.43	$0.83	$0.73	$1.13	$1.25	$1.14
Production	3.18	1.22	0.36	2.18	1.11	2.11
Total	$4.61	$2.05	$1.09	$3.31	$2.36	$3.25
Depletion expense	$20.41	$11.49	$4.48	$15.19	$2.10	$14.29

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2013
	Included in Continuing Operations				Included in Discontinued Operations
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields	United States	Total
Production information:
Annual sales volumes:
Oil (MBbls)	19,176	5,014	—	25,377	2,078	27,455
NGLs (MBbls)	5,410	3,804	—	10,917	2,082	12,999
Gas (MMcf)	24,679	29,367	49,126	120,816	18,062	138,878
Total (MBOE)	28,699	13,712	8,188	56,431	7,170	63,601
Average daily sales volumes:
Oil (Bbls)	52,537	13,737	—	69,527	5,693	75,220
NGLs (Bbls)	14,822	10,421	—	29,910	5,705	35,615
Gas (Mcf)	67,614	80,458	134,591	331,003	49,484	380,487
Total (BOE)	78,627	37,568	22,432	154,604	19,645	174,249
Average prices:
Oil (per Bbl)	$93.30	$91.74	$—	$92.62	$98.81	$93.09
NGL (per Bbl)	$30.34	$26.72	$—	$29.99	$28.76	$29.79
Gas (per Mcf)	$3.23	$3.63	$3.27	$3.39	$3.53	$3.41
Revenue (per BOE)	$70.84	$48.73	$19.61	$54.71	$45.88	$53.71
Average costs (per BOE):
Production costs:
Lease operating	$11.38	$3.23	$6.25	$8.19	$11.64	$8.58
Third-party transportation charges	0.24	3.86	3.02	1.59	1.43	1.57
Net natural gas plant/gathering	(1.11)	0.01	1.90	(0.16)	1.45	0.02
Workover	1.45	0.20	—	0.80	1.76	0.91
Total	$11.96	$7.30	$11.17	$10.42	$16.28	$11.08
Production and ad valorem taxes:
Ad valorem	$1.70	$0.65	$0.42	$1.15	$2.01	$1.25
Production	3.45	1.31	0.35	2.25	0.67	2.07
Total	$5.15	$1.96	$0.77	$3.40	$2.68	$3.32
Depletion expense	$18.47	$8.80	$18.97	$15.05	$16.47	$15.20

PIONEER NATURAL RESOURCES COMPANY

PRODUCTION, PRICE AND COST DATA - (continued)

	Year Ended December 31, 2012
	Included in Continuing Operations				Included in Discontinued Operations
	Spraberry Field	Eagle Ford Shale Field	Raton Field	Total Company Fields	United States	South Africa	Total
Production information:
Annual sales volumes:
Oil (MBbls)	16,096	3,613	—	20,922	2,006	157	23,085
NGLs (MBbls)	4,451	2,683	—	8,988	1,925	—	10,913
Gas (MMcf)	21,345	23,182	54,822	120,497	17,986	3,784	142,267
Total (MBOE)	24,104	10,160	9,137	49,993	6,928	787	57,708
Average daily sales volumes:
Oil (Bbls)	43,978	9,871	—	57,165	5,480	428	63,073
NGLs (Bbls)	12,160	7,332	—	24,557	5,259	—	29,816
Gas (Mcf)	58,319	63,338	149,787	329,228	49,141	10,340	388,709
Total (BOE)	65,858	27,759	24,965	136,593	18,929	2,151	157,673
Average prices, including hedge results and amortization of deferred VPP revenue (a):
Oil (per Bbl)	$90.57	$93.84	$—	$90.67	$93.20	$108.62	$91.01
NGL (per Bbl)	$32.23	$31.81	$—	$34.08	$32.22	$—	$33.75
Gas (per Mcf)	$2.58	$2.81	$2.41	$2.56	$2.84	$8.50	$2.75
Revenue (per BOE)	$68.72	$48.18	$14.48	$50.24	$43.31	$62.48	$49.57
Average prices, excluding hedge results and amortization of deferred VPP revenue (a):
Oil (per Bbl)	$87.95	$93.84	$—	$88.81	$93.20	$108.62	$89.32
NGL (per Bbl)	$32.23	$31.81	$—	$34.08	$32.22	$—	$33.75
Gas (per Mcf)	$2.58	$2.81	$2.41	$2.56	$2.84	$8.50	$2.75
Revenue (per BOE)	$66.97	$48.18	$14.48	$49.46	$43.31	$62.48	$48.90
Average costs (per BOE):
Production costs:
Lease operating	$11.33	$3.21	$6.47	$8.15	$11.36	$2.86	$8.46
Third-party transportation charges	0.17	3.00	3.12	1.33	1.15	—	1.29
Net natural gas plant/gathering	(0.49)	—	1.82	0.27	1.93	—	0.47
Workover	1.71	0.08	—	0.87	0.69	—	0.84
Total	$12.72	$6.29	$11.41	$10.62	$15.13	$2.86	$11.06
Production and ad valorem taxes:
Ad valorem	$1.78	$0.71	$0.17	$1.13	$2.16	$—	$1.24
Production	3.47	2.00	0.11	2.25	0.53	—	2.01
Total	$5.25	$2.71	$0.28	$3.38	$2.69	$—	$3.25
Depletion expense	$15.58	$5.51	$19.52	$13.14	$17.03	$—	$13.42
 _____________________

(a)
The Company recorded the amortization of deferred VPP revenue at a field level but did not record the results of its hedging activities at a field level. As of December 31, 2012, the Company had no further obligation to deliver oil under the VPP and did not have any hedging activities.

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
The following table sets forth the number of productive oil and gas wells attributable to the Company's properties as of December 31, 2014:
PRODUCTIVE WELLS

Gross Productive Wells			Net Productive Wells
Oil	Gas	Total	Oil	Gas	Total
7,132	3,706	10,838	6,318	3,351	9,669
Leasehold acreage. The following table sets forth information about the Company's developed, undeveloped and royalty leasehold acreage as of December 31, 2014:
LEASEHOLD ACREAGE

Developed Acreage		Undeveloped Acreage		Royalty Acreage
Gross Acres	Net Acres	Gross Acres	Net Acres
1,321,885	1,114,056	1,020,417	753,603	244,615

The following table sets forth the expiration dates of the leases on the Company's gross and net undeveloped acres as of December 31, 2014:

	Acres Expiring (a)
	Gross	Net
2015	94,708	70,523
2016	711,401	501,741
2017	105,736	76,772
2018	78,328	77,761
2019	4,421	3,595
Thereafter	25,823	23,211
Total	1,020,417	753,603
 _____________________

(a)	Acres expiring are based on contractual lease maturities.

PIONEER NATURAL RESOURCES COMPANY

Drilling and other exploratory and development activities. The following table sets forth the number of gross and net wells drilled by the Company during 2014, 2013 and 2012 that were productive or dry holes. This information should not be considered indicative of future performance, nor should it be assumed that there was any correlation between the number of productive wells drilled and the oil and gas reserves generated thereby or the costs to the Company of productive wells compared to the costs of dry holes.
DRILLING ACTIVITIES

	Gross Wells			Net Wells
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Productive wells:
Development	309	444	659	258	382	595
Exploratory	330	244	223	239	164	144
Dry holes:
Development	—	1	10	—	1	6
Exploratory	5	9	6	5	6	6
Total	644	698	898	502	553	751
Success ratio (a)	99%	99%	98%	99%	99%	98%
 ______________________

(a)	Represents the ratio of those wells that were successfully completed as producing wells or wells capable of producing to total wells drilled and evaluated.

Present activities. The following table sets forth information about the Company's wells that were in process of being drilled as of December 31, 2014:

	Gross Wells	Net Wells
Development	54	39
Exploratory	106	76
Total	160	115

ITEM 3.	LEGAL PROCEEDINGS
The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding legal proceedings involving the Company.

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
The Company's common stock is listed and traded on the NYSE under the symbol "PXD." The Company's board of directors (the "Board") declared dividends to the holders of the Company's common stock of $0.04 per share during each of the first and third quarters of the years ended December 31, 2014 and 2013. The Board intends to consider the payment of dividends to the holders of the Company's common stock in the future. The declaration and payment of future dividends, however, will be at the discretion of the Board and will depend on, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant.
The following table sets forth quarterly high and low prices of the Company's common stock and dividends declared per share for the years ended December 31, 2014 and 2013:

	High	Low	Dividends Declared Per Share
Year ended December 31, 2014
Fourth quarter	$199.56	$127.31	$—
Third quarter	$234.60	$193.03	$0.04
Second quarter	$234.20	$177.53	$—
First quarter	$205.89	$163.90	$0.04
Year ended December 31, 2013
Fourth quarter	$227.42	$172.60	$—
Third quarter	$190.15	$146.19	$0.04
Second quarter	$157.81	$109.19	$—
First quarter	$133.68	$107.29	$0.04
On February 13, 2015, the last reported sales price of the Company's common stock, as reported in the NYSE composite transactions, was $157.85 per share.
As of February 13, 2015, the Company's common stock was held by 12,827 holders of record.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of its common stock during the three months ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
October 2014	965	$181.31	—	—
November 2014	55	$179.63	—	—
December 2014	2,977	$148.07	—	—
Total	3,997	$156.53	—	$—
 ______________________

(a)	Consists of shares purchased from employees in order for the employees to satisfy tax withholding payments related to share-based awards that vested during the period.

PIONEER NATURAL RESOURCES COMPANY

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company as of and for each of the five years ended December 31, 2014 should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data."

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in millions, except per share data)
Statements of Operations Data:
Oil and gas revenues	$3,599	$3,088	$2,512	$1,985	$1,432
Total revenues and other income (a)	$5,055	$3,652	$3,009	$2,418	$2,047
Total costs and expenses (a)(b)	$3,458	$4,226	$2,177	$1,863	$1,277
Income (loss) from continuing operations	$1,041	$(361)	$544	$380	$514
Income (loss) from discontinued operations, net of tax (c)	$(111)	$(438)	$(301)	$501	$132
Net income (loss) attributable to common stockholders	$930	$(838)	$192	$834	$605
Income (loss) from continuing operations attributable to common stockholders per share:
Basic	$7.17	$(2.94)	$3.99	$2.80	$4.02
Diluted	$7.15	$(2.94)	$3.88	$2.74	$3.97
Net income (loss) attributable to common stockholders per share:
Basic	$6.40	$(6.16)	$1.54	$7.01	$5.14
Diluted	$6.38	$(6.16)	$1.50	$6.88	$5.08
Dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
Balance Sheet Data (as of December 31):
Total assets	$14,926	$12,294	$13,069	$11,447	$9,679
Long-term obligations	$4,757	$4,429	$6,167	$4,727	$4,684
Total stockholders' equity	$8,589	$6,615	$5,867	$5,651	$4,226
 ______________________

(a)
The Company recognized revenues from the sale of purchased oil and gas of $726 million, $334 million and $122 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company also recognized expenses related to purchased oil and gas of $703 million, $336 million and $120 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's revenues and expenses from these transactions.

(b)
During 2013 and 2011, the Company recognized impairment charges of $1.5 billion related to dry gas properties in the Raton field and $354 million related to its Edwards and Austin Chalk net assets in South Texas, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's impairment charges.

(c)
The Company recognized impairment charges of (i) $305 million attributable to the Hugoton assets, Pioneer Alaska and the Barnett Shale assets in 2014, (ii) $729 million attributable to Pioneer Alaska and the Barnett Shale assets in 2013 and (iii) $533 million attributable to the Barnett Shale assets in 2012. During 2011, the Company recognized a gain on the sale of Pioneer Tunisia of $645 million. The results of these operations are classified as discontinued operations in accordance with GAAP. See Notes C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's discontinued operations and related impairment charges.

PIONEER NATURAL RESOURCES COMPANY

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Financial and Operating Performance
Pioneer's financial and operating performance for 2014 included the following highlights:

•
Net income attributable to common stockholders was $930 million ($6.38 per diluted share) for the year ended December 31, 2014, as compared to net loss attributable to common stockholders of $838 million ($6.16 per diluted share) in 2013. The $1.8 billion increase in net income attributable to common stockholders is primarily comprised of a $1.4 billion increase in income from continuing operations and a $327 million decrease in loss from discontinued operations, net of tax.

The primary components of the increase in net income from continuing operations include:

•	a $708 million increase in net derivative gains, primarily as a result of changes in forward commodity prices and changes in the Company's portfolio of derivatives;

•	a $511 million increase in oil and gas revenues as a result of an 18 percent increase in total sales volumes, partially offset by a one percent decrease in average commodity prices received per BOE;

•
a $1.5 billion decrease in impairment charges related to the 2013 impairment recorded to reduce the carrying value of the Company's Raton gas field assets based on reductions in management's long-term gas price outlook (see Note D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" and "Results of Operations" below); and

•	a $48 million decrease in other expense, primarily due to decreases in impairment of inventory and other assets; partially offset by

•	a $769 million increase in income taxes due to the increase in income from continuing operations before income taxes;

•
a $200 million decrease in gain on disposition of assets, primarily due to the gain recorded in 2013 on the Company's sale of a 40 percent interest in the Company's horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas to Sinochem;

•
a $158 million increase in DD&A expense, primarily attributable to the 18 percent increase in sales volumes, partially offset by the aforementioned impairment of proved properties in the Raton field during the fourth quarter of 2013, which reduced the Raton field's carrying value by $1.5 billion;

•	a $133 million increase in total oil and gas production costs and production and ad valorem taxes, primarily due to an 18 percent increase in sales volumes; and

•
a $37 million increase in general and administrative expenses primarily due to increases in contract labor and information technology related to process improvement initiatives and an increase in employee benefit costs.

The primary components of the decrease in the loss from discontinued operations, net of tax, include:

•
a $424 million decrease in impairment provisions associated with the sales of Pioneer Alaska and the Company's Barnett Shale field and Hugoton field assets ($305 million) as compared to the 2013 impairments of Pioneer Alaska and the Company's Barnett Shale field assets included in discontinued operations ($729 million); partially offset by

•	a $138 million decrease in revenues and other income, primarily due to the sale of Pioneer Alaska in April 2014 and the Hugoton field assets and Barnett Shale field assets in September 2014.

•
Daily sales volumes from continuing operations increased on a BOE basis by 18 percent to 182,237 BOEPD during 2014, as compared to 154,604 BOEPD during 2013, primarily due to the success of the Company's drilling programs;

•
Average reported oil and NGL prices from continuing operations decreased during 2014 to $85.29 per Bbl and $27.06 per Bbl, respectively, as compared to respective average reported prices of $92.62 per Bbl and $29.99 per Bbl during 2013. Average reported gas prices from continuing operations increased during 2014 to $4.10 per Mcf, as compared to an average reported price of $3.39 per Mcf during 2013;

•
Net cash provided by operating activities increased by 10 percent to $2.4 billion for 2014, as compared to $2.1 billion during 2013, primarily due to the increases in oil, NGL and gas sales volumes, partially offset by a $65 million decrease in cash receipts on settled derivative instruments; and

•
As of December 31, 2014, the Company's net debt to book capitalization declined to 16 percent, as compared to 25 percent as of December 31, 2013, primarily due to (i) the April 2014 completion of the sale of Pioneer Alaska for $267 million of cash proceeds, (ii) the September 2014 completion of the sales of the Company's Hugoton and Barnett Shale net assets for cash proceeds of $328 million and $150 million, respectively, and (iii) the November 2014 issuance of 5.75 million shares of the Company's common stock for $980 million of cash proceeds, net of associated underwriting and offering expenses.

PIONEER NATURAL RESOURCES COMPANY

Significant Events
Commodity prices.  North American oil prices had been fairly stable during the past three years despite the significant increase in United States oil production from unconventional shale plays. The growth in North American oil production had been offset by reduced oil imports, keeping supply and demand fairly balanced in the United States. On an international level, the geopolitical factors negatively impacting international oil supplies were offset by the decline in United States imports, resulting in generally stable world oil prices. During the second half of 2014, however, as United States production continued to surge, worldwide demand was sluggish, reflecting the decline in the Chinese growth rate, the lingering recession in Europe and weaker economic performance in other regions, resulting in a worldwide oversupply and oil price weakness. During the fourth quarter of 2014, members of the OPEC decided to maintain production quotas at current levels despite production outpacing demand. This caused oil prices, which had already been declining, to decrease significantly in December 2014. The market oversupply of oil is expected to continue in 2015, with oil prices expected to remain under pressure. The growth of unconventional shale drilling has also substantially increased the supply of NGLs, resulting in a significant decline in NGL component prices as the supply of such products has grown. While more export facilities have been built and NGL exports are increasing, the overall United States demand for NGL products has not kept pace with the supply of such products; consequently, prices for NGL products have generally declined over the past three years. North American gas prices have remained volatile and they trended lower from 2009 through 2012, but improved steadily throughout 2013 and 2014 before dropping significantly in the fourth quarter of 2014. The decline in North American gas prices from 2009 through 2012 was primarily a result of significant discoveries of gas and associated gas reserves in United States gas, oil and liquid-rich shale plays, combined with the warmer than normal winters, which resulted in gas storage levels being at historically high levels, and minimal economic demand growth in the United States. The increases in gas prices during the latter part of 2013 and the majority of 2014 were primarily related to reduced drilling activity in gas shale plays and demand increases as a result of colder late 2013 and early 2014 winter weather, which reduced storage levels. The recent gas price decrease during the fourth quarter of 2014 reflects expectations for a warmer than normal winter, which is expected to result in gas storage levels being higher than normal at the end of the winter draw season and an expectation that there will be an oversupply of gas during 2015.
These circumstances have led to a dramatic decrease in drilling activity in the industry and have reduced the demand for drilling rigs, oilfield supplies, drill pipe and utilities, for which prices had reached very high levels during a period of high utilization in 2014. Although these costs have begun to decline, their declines significantly lag behind the declines in oil, NGL and gas prices. As a result of these circumstances, the Company experienced significant operating margin deterioration during the fourth quarter of 2014 and such deterioration has continued into 2015. The duration and magnitude of the commodity price declines and the timing and amount of cost reductions cannot be predicted.
 Low price environment initiatives. As a result of the significant drop in commodity prices, the Company has implemented initiatives to reduce capital spending, operating costs and general and administrative expenses to minimize spending in excess of estimated cash flows for 2015 and to maintain significant financial flexibility. This plan includes reducing drilling and infrastructure development activities until margins improve as a result of (i) increased commodity prices and/or (ii) decreased well costs.
 Pioneer is in the process of reducing its rig activity to 16 horizontal rigs drilling by the end of February 2015. The Company is continuing to work with drilling and service providers to reduce drilling and completion costs. To date, Pioneer has achieved reductions of approximately ten percent in drilling and completion costs, as compared to 2014 average well costs, and is targeting an additional ten percent reduction. Rigs have been terminated or stacked in the Spraberry/Wolfcamp and the Eagle Ford Shale areas. The Company's asset teams are also implementing initiatives to reduce controllable production costs, including costs associated with fuel surcharges, electricity supply, water disposal and compression rental.
In addition to the cost initiatives, the Company is also implementing the following initiatives to gain operating efficiencies:

•	completion optimization in the Spraberry/Wolfcamp area where the testing of increased clusters per stage and optimized fluid chemistry and proppant concentrations continue to be encouraging;

•	modified three-string and two-string casing design in the Upper Wolfcamp B and Wolfcamp A intervals; and

•	dissolvable plug technologies in the Spraberry/Wolfcamp and Eagle Ford Shale areas to reduce or eliminate coil tubing drillouts after fracture stimulations.
 In 2015, the Company expects capital spending for drilling operations to total $1.6 billion (excluding acquisitions, effects of asset retirement obligations, capitalized interest and geological and geophysical general and administrative costs). Approximately 75 percent of this amount is for horizontal drilling, primarily in the Spraberry/Wolfcamp and Eagle Ford Shale areas. The Company also expects to spend $250 million on other property and equipment in 2015, principally related to water infrastructure, vertical integration and facilities.

PIONEER NATURAL RESOURCES COMPANY

First Quarter 2015 Outlook
Based on current estimates, the Company expects that first quarter 2015 production will average 192,000 to 197,000 BOEPD. First quarter guidance reflects an estimated production loss of 3,000 BOEPD in the Spraberry/Wolfcamp area due heavy icing and low temperatures during January that resulted in extensive power outages, facility freeze-ups, trucking curtailments and limited access to production and drilling facilities. In addition, the forecasted production for the quarter reflects reduced NGL production volumes of approximately 4,000 BOEPD due to not recovering ethane since it has a higher value if left in the gas stream.
First quarter production costs (including production and ad valorem taxes and transportation costs) are expected to average $13.25 to $15.25 per BOE, based on current NYMEX strip prices for oil and gas. DD&A expense is expected to average $16.00 to $18.00 per BOE.
Total exploration and abandonment expense for the quarter is expected to be $25 million to $35 million. General and administrative expense is expected to be $78 million to $83 million. Interest expense is expected to be $45 million to $50 million, and other expense is expected to be $30 million to $40 million. Accretion of discount on asset retirement obligations is expected to be $3 million to $5 million.
The Company's first quarter effective income tax rate is expected to range from 35 percent to 40 percent, assuming current capital spending plans and no significant derivative MTM changes in the Company's derivative position. Cash income taxes are expected to be $1 million to $5 million and are primarily attributable to state taxes.
2015 Capital Budget
Pioneer's capital program for 2015 totals $1.85 billion, consisting of $1.6 billion for drilling operations, including budgeted land capital for existing assets, and $250 million for other property and equipment. The 2015 budget excludes acquisitions, asset retirement obligations, capitalized interest, and geological and geophysical general and administrative expense.
The 2015 drilling capital of $1.6 billion continues to be focused on oil- and liquids-rich drilling, with substantially all of the capital allocated to the Spraberry field and the Eagle Ford Shale play. The following is the forecasted spending by asset area:

•
Spraberry field - $1.17 billion, including (i) $1.05 billion of capital in the northern Spraberry/Wolfcamp acreage, which includes $735 million of horizontal drilling capital, $20 million of vertical drilling capital and $295 million for infrastructure, gas processing facilities and land and (ii) $120 million for drilling and facilities capital in the southern Wolfcamp joint interest area;

•	Eagle Ford Shale - $390 million, including $335 million of horizontal drilling capital and $55 million for facilities and land; and

•	Other spending - $40 million for other existing assets.
Pioneer's budgeted expenditures for other property and equipment in 2015 include:

•	Vertical integration capital - $185 million;

•	Buildings and other facilities - $50 million; and

•	Vehicles and other equipment - $15 million.

The 2015 capital budget is expected to be funded from a combination of operating cash flow, cash and cash equivalents on hand, and, if necessary, borrowings under the Company's credit facility or proceeds from planned divestitures.
Acquisitions
During 2014, 2013 and 2012, the Company spent $104 million, $76 million and $158 million, respectively, to acquire primarily undeveloped acreage for future exploitation and exploration activities. The 2014, 2013 and 2012 acquisitions primarily increased the Company's acreage positions in the West Texas Spraberry field. During 2013, the Company completed the acquisition of all of the outstanding common units of Pioneer Southwest not already owned by the Company in exchange for 0.2325 of a share of common stock of the Company per Pioneer Southwest common unit. Additionally, in 2012, the Company acquired Premier Silica for $297 million. See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's acquisitions.
Divestitures and Discontinued Operations
Hugoton. In September 2014, the Company completed the sale of its net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million, including normal closing adjustments.

PIONEER NATURAL RESOURCES COMPANY

Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In September 2014, the Company completed the sale of its Barnett Shale net assets for cash proceeds of $150 million, including normal closing adjustments.
Pioneer Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer Alaska. In April 2014, the Company completed the sale of Pioneer Alaska for cash proceeds of $267 million, including normal closing and other adjustments.
Pioneer South Africa. During the first quarter of 2012, the Company agreed to sell its net assets in Pioneer South Africa to an unaffiliated third party, effective January 1, 2012, for $60 million of cash proceeds before normal closing and other adjustments, and the buyer's assumption of certain liabilities of the Company's South Africa subsidiaries. In August 2012, the Company completed the sale of Pioneer South Africa for cash proceeds of $16 million, including normal closing adjustments for cash revenues and costs and expenses from the effective date through the date of the sale.
The Company has reflected its Hugoton, Barnett Shale, Pioneer Alaska and Pioneer South Africa results of operations as discontinued operations in the accompanying consolidated statements of operations.
Sendero. During December 2013, the Company committed to a plan to sell the Company's majority interest in Sendero to Sendero's minority interest owner. At December 31, 2013, the assets and liabilities of Sendero were classified as held for sale at their estimated fair value. In March 2014, the Company completed the sale of Sendero for cash proceeds of $31 million. As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016.
Southern Wolfcamp. In January 2013, the Company signed an agreement with Sinochem to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for total consideration of $1.8 billion. In May 2013, the Company completed the sale for net cash proceeds of $624 million, resulting in a gain of $181 million. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the horizontal Wolfcamp Shale play. At December 31, 2014, the unused carry balance totaled $575 million.
See Notes C and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's divestitures, impairments and discontinued operations.

Results of Operations
Oil and gas revenues. Oil and gas revenues from continuing operations totaled $3.6 billion, $3.1 billion and $2.5 billion during 2014, 2013 and 2012, respectively.
The increase in 2014 oil and gas revenues relative to 2013 is reflective of 25 percent, 29 percent and three percent increases in oil, NGL and gas sales volumes, respectively, and a 21 percent increase in average reported gas prices. Partially offsetting the effects of these increases were declines of eight percent and 10 percent in average reported oil and NGL prices, respectively.
The increase in 2013 oil and gas revenues relative to 2012 is reflective of 22 percent, 22 percent and one percent increases in oil, NGL, and gas sales volumes, respectively, and two percent and 32 percent increases in average reported oil and gas prices, respectively. Partially offsetting the effects of these increases was a decline of 12 percent in average reported NGL prices.
The following table provides average daily sales volumes from continuing operations for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Oil (Bbls)	87,034	69,527	57,165
NGLs (Bbls)	38,646	29,910	24,557
Gas (Mcf)	339,341	331,003	329,228
Total (BOE)	182,237	154,604	136,593
Average daily BOE sales volumes from continuing operations in 2014 and 2013 increased by 18 percent and 13 percent, respectively, as compared to the daily sales volumes in the respective prior years, principally due to the Company's successful drilling programs.

PIONEER NATURAL RESOURCES COMPANY

Production for the year ended December 31, 2013 was negatively impacted by approximately 600 BOEPD related to gas processing capacity limitations that were resolved in mid-April and by approximately 1,500 BOEPD related to severe winter weather during the fourth quarter.
The following table provides average daily sales volumes from discontinued operations by geographic area and in total during 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Oil (Bbls):
United States	2,605	5,693	5,480
South Africa	—	—	428
Worldwide	2,605	5,693	5,908
NGL (Bbls):
United States	4,535	5,705	5,259
Gas (Mcf):
United States	37,881	49,484	49,141
South Africa	—	—	10,340
Worldwide	37,881	49,484	59,481
Total (BOE):
United States	13,453	19,645	18,929
South Africa	—	—	2,151
Worldwide	13,453	19,645	21,080

The oil, NGL and gas prices that the Company reports are based on the market prices received for the commodities. The following table provides the Company's average prices from continuing operations for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012 (a)
Oil (per Bbl)	$85.29	$92.62	$90.67
NGL (per Bbl)	$27.06	$29.99	$34.08
Gas (per Mcf)	$4.10	$3.39	$2.56
Total (per BOE)	$54.11	$54.71	$50.24
 ____________________

(a)
For the year ended December 31, 2012, the Company's average realized oil price per Bbl was $88.81 and the average realized total price per BOE was $49.46. The average realized price does not include the impact of transfers of the Company's deferred hedge gains and losses from Accumulated Other Comprehensive Income ("AOCI-Hedging") and the amortization of deferred VPP revenue. During the year ended December 31, 2012, the Company transferred $3 million of deferred oil hedge losses from AOCI-Hedging to oil revenue. The transfer represented all of the remaining AOCI-Hedging transfers to earnings. Amortization of deferred VPP revenue increased oil revenues by $42 million during the year ended December 31, 2012. As of December 31, 2012, all VPP production volumes had been delivered and there are no further obligations under VPP contracts.

Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company's areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. Deficiency payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information on transportation commitment charges.
Interest and other income. The Company's interest and other income from continuing operations was $9 million and $17 million during 2014 and 2013, respectively, and a loss of $1 million in 2012. The $8 million decrease during 2014, as compared

PIONEER NATURAL RESOURCES COMPANY

to 2013, is primarily attributable to an $11 million increase between periods in the loss attributable to vertical integration services provided to third-party working interest owners in wells owned and operated by the Company and a $3 million decrease in deferred compensation plan income, partially offset by a $6 million increase in equity in earnings of EFS Midstream. The $18 million increase during 2013, as compared to 2012, was primarily attributable to a $7 million reduction in losses from vertical integration services, a $5 million increase in equity in earnings of EFS Midstream and a $4 million increase in deferred compensation plan income. See Note M of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's interest and other income.
Derivative gains, net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts in order to (i) reduce the effect of price volatility on the commodities the Company produces, sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. In 2009, the Company discontinued hedge accounting on all of its then-existing derivative contracts. Changes in the fair value of effective cash flow hedges prior to the Company's discontinuance of hedge accounting were recorded as a component of AOCI-Hedging in the equity section of the Company's consolidated balance sheets, and were transferred to earnings during the same periods in which the hedged transactions were recognized in the Company's earnings. Since 2009, the Company has recognized all changes in the fair values of its derivative contracts as gains or losses in the earnings of the periods in which they occur. All deferred oil hedge losses were transferred from AOCI-Hedging to earnings during the year ended December 31, 2012. Transfers of deferred hedge gains and losses associated with oil cash flow hedges from AOCI-Hedging to oil revenues for the year ended December 31, 2012 resulted in a decrease of $3 million to oil revenue.
The following table summarizes the Company's net derivative gains or losses for the years ending December 31, 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Noncash changes in fair value:
Oil derivative gains (losses)	$514	$(19)	$218
NGL derivative gains (losses)	4	(1)	1
Gas derivative gains (losses)	91	(154)	(290)
Marketing derivative gains	3	—	—
Interest rate derivative gains (losses)	(3)	10	6
Total noncash derivative gains (losses), net	609	(164)	(65)
Net cash receipts (payments) on settled derivative instruments:
Oil derivative receipts	104	12	4
NGL derivative receipts	8	1	13
Gas derivative receipts (payments)	(27)	155	403
Diesel derivative receipts	—	—	3
Interest rate derivative receipts (payments)	18	—	(28)
Total cash receipts on settled derivative instruments, net	103	168	395
Total derivative gains, net	$712	$4	$330
The Company's open derivative contracts are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's derivative contracts.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $9 million, $209 million and $46 million during 2014, 2013 and 2012, respectively.
During 2013, the Company's gains on disposition of assets included a $181 million gain on the sale of a 40 percent interest in the Company's horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas to Sinochem and a gain of $22 million on the sale of the Company's interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations. During 2012, the Company recorded a $43 million gain on the sale of a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale field.
Oil and gas production costs. The Company's oil and gas production costs from continuing operations totaled $693 million, $588 million and $532 million during 2014, 2013 and 2012, respectively. In general, lease operating expenses and workover expenses represent the components of oil and gas production costs over which the Company has management control, while third-

PIONEER NATURAL RESOURCES COMPANY

party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant/gathering charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from gathering and processing of third party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the year ended December 31, 2014 did not substantially change as compared to 2013. During 2013, total production costs per BOE decreased by two percent as compared to 2012. The decrease in production costs per BOE during 2013 was primarily reflective of a $0.43 per BOE decrease in net natural gas plant charges as a result of higher gas prices being realized on third-party volumes that are retained as processing fees in Company-owned facilities. Partially offsetting the decrease in per BOE net natural gas plant charges was a $0.26 per BOE increase in third-party transportation charges, primarily associated with increasing Eagle Ford Shale sales volumes.
The following table provides the components of the Company's total production costs per BOE for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Lease operating expenses	$8.27	$8.19	$8.15
Third-party transportation charges	1.68	1.59	1.33
Net natural gas plant/gathering charges	(0.20)	(0.16)	0.27
Workover costs	0.65	0.80	0.87
Total production costs	$10.40	$10.42	$10.62
Production and ad valorem taxes. The Company recorded production and ad valorem taxes from continuing operations of $220 million during 2014, as compared to $192 million and $169 million for 2013 and 2012, respectively. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. Production and ad valorem taxes on a per BOE basis have been relatively stable since 2012.
The following table provides the Company's production and ad valorem taxes per BOE from continuing operations and total production and ad valorem taxes per BOE from continuing operations for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Production taxes	$2.18	$2.25	$2.25
Ad valorem taxes	1.13	1.15	1.13
Total ad valorem and production taxes	$3.31	$3.40	$3.38
 Depletion, depreciation and amortization expense. The Company's total DD&A expense from continuing operations was $1.0 billion ($15.75 per BOE), $889 million ($15.75 per BOE), and $689 million ($13.78 per BOE) for 2014, 2013 and 2012, respectively. Depletion expense on oil and gas properties, the largest component of DD&A expense, was $15.19, $15.05 and $13.14 per BOE during 2014, 2013 and 2012, respectively.
During 2014, the one percent increase in per BOE depletion expense, as compared to that of 2013, is primarily due to (i) a decline in proved undeveloped reserves due to negative revisions of previous estimates during the fourth quarter of each of 2014 and 2013 (39 MMBOE and 231 MMBOE, respectively) to remove undeveloped vertical well locations that were no longer expected to be drilled as a result of the Company shifting its planned capital expenditures to higher-rate-of-return horizontal drilling, offset by (ii) the impairment of proved properties in the Raton field during the fourth quarter of 2013, which reduced the Raton field's carrying value by $1.5 billion.
During 2013, the 15 percent increase in per BOE depletion expense was primarily due to (i) capital expenditures to develop proved undeveloped locations, primarily in the Company's successful Spraberry and Eagle Ford Shale fields programs and (ii) a 22 percent decline in total proved reserves. The decline in total proved reserves is primarily comprised of the aforementioned negative revisions of previous estimates to remove undeveloped vertical well locations that were no longer expected to be drilled as the Company shifted its planned capital expenditures to higher-rate-of-return horizontal drilling, partially offset by a nine percent increase in proved developed reserves.
Impairment of oil and gas properties and other long-lived assets. The Company recorded impairment expense in continuing operations to reduce the carrying values of oil and gas properties by $1.5 billion during the year ended December 31, 2013. For the year ended December 31, 2014 and 2012, the Company did not have any impairment expense in continuing operations.

PIONEER NATURAL RESOURCES COMPANY

The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying values of those assets may not be recoverable. In order to perform these assessments, management uses various observable and unobservable inputs, including management's outlooks for (i) commodity prices, (ii) production costs, (iii) capital expenditures and (iv) production, based upon current estimates of proved reserves and risk-adjusted probable and possible reserves.
Management's commodity price outlooks represent longer-term outlooks that are developed based on third-party longer-term commodity futures price outlooks as of a measurement date ("Management's Price Outlooks"). During 2013 and 2012, declines in Management's Price Outlooks for gas provided indications of possible impairment of the Company's predominantly dry gas properties in the Raton field in southeastern Colorado and the Barnett Shale field in North Texas (classified as held for sale as of December 31, 2013), respectively. During the years ended December 31, 2014 and 2013, Management's Price Outlook for gas declined by six percent and 10 percent, respectively, and Management's Price Outlook for oil declined by 15 percent and seven percent, respectively. The trend of Management's Price Outlooks by year is as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Management's gas outlook	$4.16	$4.43	$4.92
Management's oil outlook	$68.64	$80.40	$86.40
As a result of management's assessments, during 2013 and 2012, the Company recognized noncash impairment charges of $1.5 billion and $533 million to reduce the carrying values of the Company's Raton field assets and the Company's Barnett Shale field assets (which are classified as discontinued operations in the accompanying statements of operations), respectively, to their estimated fair values.
It is reasonably possible that the estimate of undiscounted future net cash flows may change in the future resulting in the need to impair the carrying values of the Company's properties. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these fields.
See Notes B and D of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's impairment assessments.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and leasehold abandonments and other exploration expense from continuing operations for 2014, 2013 and 2012 (in millions):

	Year Ended December 31,
	2014	2013	2012
Geological and geophysical	$86	$76	$66
Exploratory dry holes	27	6	9
Leasehold abandonments and other	64	15	22
	$177	$97	$97
During 2014, the Company's exploration and abandonment expense is primarily attributable to $86 million of geological and geophysical costs, of which $59 million is geological and geophysical administrative costs; $27 million of dry hole provisions, primarily associated with the Company's unproved acreage position in southeast Colorado; and $64 million of leasehold abandonment expense, which includes $50 million associated with the Company's unproved acreage position in southeast Colorado. During 2014, the Company completed and evaluated 335 exploration/extension wells, 330 of which were successfully completed as discoveries.
During 2013, the Company's exploration and abandonment expense was primarily attributable to $76 million of geological and geophysical costs, of which $57 million was geological and geophysical administrative costs; $6 million of dry hole provisions; and $15 million of leasehold abandonment expense, which included $14 million associated with the Company's unproved dry gas properties in the Eagle Ford Shale and other unproved property abandonments. During 2013, the Company completed and evaluated 253 exploration/extension wells, 244 of which were successfully completed as discoveries.

PIONEER NATURAL RESOURCES COMPANY

During 2012, the Company's exploration and abandonment expense was primarily attributable to $66 million of geological and geophysical costs, of which $41 million was geological and geophysical administrative costs; $9 million of dry hole provisions; and $22 million of leasehold abandonment expense. The significant components of the Company's 2012 leasehold abandonment expense included $10 million in the Eagle Ford Shale area, $5 million in the Rockies area and $5 million in the Permian Basin. During 2012, the Company completed and evaluated 229 exploration/extension wells, 223 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense from continuing operations totaled $333 million, $296 million and $244 million during 2014, 2013 and 2012, respectively. The increase in 2014, as compared to 2013, is primarily due to increases of $7 million and $5 million in contract labor and information technology, respectively, related to process improvement initiatives and a $5 million increase in employee benefit costs.
The increase in general and administrative expense during 2013, as compared to 2012, was also primarily due to increases of $43 million and $3 million in compensation and occupancy expenses, respectively, related to staffing increases in support of the Company's capital expansion and integrated services initiatives. The $43 million increase in compensation expense included an $8 million increase in stock-based compensation expense associated with stock-based compensation liability awards ("Liability Awards") that are expected to be settled in cash on their vesting dates, primarily due to increases in the market value of the Company's common stock during 2013, and an $19 million increase in cash bonus expense payable to employees as a result of the accomplishments of the Company during 2013.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations from continuing operations was $12 million, $12 million and $8 million during 2014, 2013 and 2012, respectively. The 50 percent increase in accretion of discount on asset retirement obligations during 2013 was primarily due to additional well completions resulting from the Company's drilling activities. See Note I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's asset retirement obligations.
Interest expense. Interest expense was $184 million, $184 million and $204 million during 2014, 2013 and 2012, respectively. The weighted average interest rate on the Company's indebtedness for the year ended December 31, 2014 was 6.4 percent, as compared to 6.5 percent and 6.0 percent for the years ended December 31, 2013 and 2012, respectively.
The $20 million decrease in interest expense during 2013, as compared to 2012, was primarily due to a decrease of $19 million in noncash amortization of financing fees, debt issuance discounts and deferred hedge losses.
See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information about the Company's long-term debt and interest expense.
Other expenses. Other expenses from continuing operations were $89 million during 2014, as compared to $137 million during 2013 and $114 million during 2012. The $48 million decrease in other expense during 2014, as compared to 2013, is primarily associated with (i) a $28 million decrease in inventory valuation allowances, (ii) a $25 million decrease in other property impairments, which in 2013 was associated with the planned sale of the Company's majority interest in Sendero and (iii) a $9 million decrease in contingency and environmental accrual adjustments, partially offset by (iv) a $8 million increase in terminated drilling rig contract charges and (v) a $7 million increase in firm transportation payments on excess pipeline capacity commitments.
The $23 million increase in other expense during 2013, as compared to 2012, was primarily associated with the aforementioned (i) $25 million impairment associated with the planned sale of the Company's majority interest in Sendero, (ii) a $31 million increase in inventory valuation allowances and (iii) a $9 million increase in contingency and environmental accrual adjustments, partially offset by (iv) a $23 million decrease in above market and idle drilling and well service equipment charges and (v) a $15 million decrease in terminated drilling rig contract charges.
See Note N of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's other expenses.
Income tax provision. The Company recognized an income tax provision attributable to earnings from continuing operations of $556 million during 2014, as compared to an income tax benefit of $213 million during 2013 and an income tax provision of $288 million during 2012. The Company's effective tax rates on earnings from continuing operations, excluding income from noncontrolling interest, for 2014, 2013 and 2012 were 35 percent, 35 percent and 37 percent, respectively, as compared to the combined United States federal and state statutory rates of approximately 36 percent.
See "Critical Accounting Estimates" below and Note O of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's income tax rates and attributes.

PIONEER NATURAL RESOURCES COMPANY

Loss from discontinued operations, net of tax. The Company recognized losses from discontinued operations, net of tax, of $111 million, $438 million and $301 million in 2014, 2013 and 2012, respectively. Loss from discontinued operations, net of tax, includes the results of operations of the following divestitures prior to their sale:

•	The Hugoton field assets, which were placed into assets held for sale and discontinued operations in July 2014;

•	Pioneer Alaska, which was placed into assets held for sale and discontinued operations in December 2013;

•	The Barnett Shale field assets, which were placed into assets held for sale and discontinued operations in December 2013; and

•	Pioneer South Africa, which was placed into assets held for sale and discontinued operations in December 2011.
The changes between years in the losses recognized from discontinued operations, net of tax, are primarily due to the impairment charges recognized each year offset by the corresponding deferred tax benefit recognized associated with the impairment. The Company recognized impairment charges of (i) $305 million attributable to the Hugoton assets, Pioneer Alaska and the Barnett Shale assets in 2014, (ii) $729 million attributable to Pioneer Alaska and the Barnett Shale assets in 2013 and (iii) $533 million attributable to the Barnett Shale assets in 2012.
See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's discontinued operations.
Net income attributable to noncontrolling interest. Net income attributable to noncontrolling interests was nominal in 2014, as compared to $39 million and $51 million for 2013 and 2012, respectively. In 2012 and 2013, the Company's net income attributable to noncontrolling interest was primarily associated with the net income of Pioneer Southwest. The decrease in net income attributable to noncontrolling interest in 2014, as compared to 2013, is due to the Company's acquisition of all outstanding common units of Pioneer Southwest not owned by the Company in December 2013.
The $12 million decrease in net income attributable to noncontrolling interest in 2013, as compared to 2012, was primarily due to decreases in Pioneer Southwest's noncash derivative gains, higher production costs and higher depletion expense, partially offset by increased revenues.
See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding Pioneer Southwest and the Company's noncontrolling interest in consolidated subsidiaries' net income.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payments of contractual obligations, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, proceeds from divestitures or external financing sources as discussed in "Capital resources" below. During 2015, the Company expects that it will be able to fund its needs for cash (excluding acquisitions, if any) with a combination of internally generated cash flows, cash and cash equivalents on hand and, if necessary, availability under the Company's credit facility or proceeds from the Company's planned divestiture of EFS Midstream, if successful. Although the Company expects that these sources of funding will be adequate to fund capital expenditures and dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs or that planned divestitures will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
During 2015, the Company plans to continue to focus its capital spending primarily on liquids-rich drilling activities. The Company's 2015 capital budget totals $1.85 billion (excluding acquisitions, asset retirement obligations, capitalized interest, geological and geophysical administrative costs), consisting of $1.6 billion for drilling operations and $250 million for vertical integration, buildings and other plant and equipment additions. Based on the Company's current Management Price Outlooks, Pioneer expects its net cash flows from operating activities, cash and cash equivalents on hand and, if necessary, availability under the Company's credit facility or proceeds from the Company's planned divestiture of EFS Midstream, if successful, to be sufficient to fund its planned capital expenditures and contractual obligations.
Investing activities. Net cash used in investing activities during 2014 was $2.7 billion, as compared to net cash used in investing activities of $2.1 billion and $3.3 billion during 2013 and 2012, respectively. The increase in net cash flow used in investing activities during 2014, as compared to 2013, is primarily due to (i) a $604 million increase in additions to oil and gas properties, (ii) a $96 million increase in additions to other assets and other property and equipment and (iii) a $25 million decrease in distributions from EFS Midstream recognized as investing activities, partially offset by (iv) a $166 million increase in proceeds

PIONEER NATURAL RESOURCES COMPANY

from disposition of assets, primarily due to $745 million of net cash proceeds from the 2014 divestitures of the Hugoton field assets, the Barnett Shale field assets and Pioneer Alaska, compared to $624 million of net cash proceeds from the May 2013 sale to Sinochem of a 40 percent interest in the Company's horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas. In addition to the aforementioned proceeds from disposition of assets, the Company's investing activities during the year ended December 31, 2014 were funded by net cash provided by operating activities and proceeds from the issuance of shares of its common stock.
The decrease in net cash flow used in investing activities during 2013, as compared to 2012, was primarily due to (i) a $615 million increase in proceeds from disposition of assets, which resulted from $624 million of net cash proceeds from the aforementioned sale to Sinochem (ii) a $297 million decrease in payments for acquisitions due to the acquisition of Premier Silica during 2012, (iii) a $119 million decrease in additions to oil and gas properties, partially due to the drilling carry being paid by Sinochem in the southern portion of the horizontal Wolfcamp Shale play, (iv) a $60 million decrease in additions to other assets and other property and equipment and (v) a $25 million distribution from EFS Midstream during December 2013. See "Results of Operations" above and Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding asset divestitures.
Dividends/distributions. During each of the years ended December 31, 2014, 2013 and 2012, the Board declared semiannual dividends of $0.04 per common share. Associated therewith, the Company paid $12 million, $11 million and $10 million, respectively, of aggregate dividends. Future dividends are at the discretion of the Board, and, if declared, the Board may change the dividend amount based on the Company's liquidity and capital resources at the time.
During January, April, July and October of 2013 and 2012, the board of directors of the general partner of Pioneer Southwest declared quarterly distributions aggregating annually to $2.08 and $2.07 per limited partner unit, respectively. Associated therewith, Pioneer Southwest paid aggregate distributions to noncontrolling unitholders of $35 million during each of the years ended December 31, 2013 and 2012.
Off-balance sheet arrangements. From time-to-time, the Company enters into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of December 31, 2014, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) operating lease agreements, (ii) drilling commitments (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable, such as derivative contracts that are sensitive to future changes in commodity prices or interest rates, gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, open delivery commitments and indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. See "Contractual obligations" below and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Company's off-balance sheet arrangements.
Contractual obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (including commitments to pay day rates for drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including postretirement benefit obligations). Other joint owners in the properties operated by the Company will incur portions of the costs represented by these commitments.

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes by period the payments due by the Company for contractual obligations estimated as of December 31, 2014:

	Payments Due by Year
	2015	2016 and 2017	2018 and 2019	Thereafter
	(in millions)
Long-term debt (a)	$—	$940	$450	$1,300
Operating leases (b)	30	42	38	27
Drilling commitments (c)	303	310	34	—
Derivative obligations (d)	3	2	—	—
Purchase commitments (e)	263	—	—	—
Other liabilities (f)	42	56	50	144
Firm purchase, gathering, processing, transportation and fractionation commitments (g)	455	850	657	1,011
	$1,096	$2,200	$1,229	$2,482
 _____________________

(a)
See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for information regarding estimated future interest payment obligations under long-term debt obligations. The amounts included in the table above represent principal maturities only.

(b)	See Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information about the Company's operating leases.

(c)	Drilling commitments represent future minimum expenditure commitments for drilling rig services and well commitments under contracts to which the Company was a party on December 31, 2014.

(d)
Derivative obligations represent net liabilities determined in accordance with master netting arrangements for commodity and interest rate derivatives that were valued as of December 31, 2014. The ultimate settlement amounts of the Company's derivative obligations are unknown because they are subject to continuing market risk. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" and Note E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's derivative obligations.

(e)	Open purchase commitments primarily represent expenditure commitments for inventory, materials and other property and equipment ordered, but not received, as of December 31, 2014.

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

(g)
Firm purchase, gathering, processing, transportation and fractionation commitments represent take-or-pay agreements, which include contractual commitments to purchase sand and water to accommodate the Company's drilling operations and estimated fees on production throughput commitments and demand fees associated with volume delivery commitments, principally comprised of approximately 50,000 Bbls per day through August 2017 related to the Company's Permian Basin operations. The Company does not expect to be able to fulfill all of its short-term and long-term delivery obligations from projected production of available reserves; consequently, the Company plans to purchase third party volumes to satisfy its commitments if it is economic to do so; otherwise, it will pay demand fees for commitment shortfalls. See "Item 2. Properties" and Note J of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's firm purchase, gathering, processing, transportation and fractionation commitments.

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
Operating activities. Net cash provided by operating activities for the years ended December 31, 2014, 2013 and 2012 was $2.4 billion, $2.1 billion and $1.8 billion, respectively. The increases in net cash flow provided by operating activities in both 2014

PIONEER NATURAL RESOURCES COMPANY

and 2013 were primarily due to increases in oil and gas sales, partially offset by decreases in net cash receipts from derivative settlements.
Asset divestitures. During 2014, the Company's major asset sales included the sale of (i) the Company's Barnett Shale field net assets for cash proceeds of $150 million, (ii) the Company's Hugoton field net assets for cash proceeds of $328 million, (iii) Pioneer Alaska for cash proceeds of $267 million, (iv) Sendero for cash proceeds of $31 million (Sendero had $14 million of cash on hand at the time of the sale) and (v) proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for cash proceeds of $72 million.
In January 2013, the Company signed an agreement with Sinochem to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field for consideration of $1.8 billion. In May 2013, the Company completed the sale to Sinochem for net cash proceeds of $624 million, resulting in a gain of $181 million related to the unproved property interests conveyed to Sinochem. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the horizontal Wolfcamp Shale play. During 2013, the Company also completed a sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million.
In January 2012, the Company sold a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale play to unaffiliated third parties for cash proceeds of $55 million, which resulted in a gain of $43 million. In addition, during the first quarter of 2012, the Company agreed to sell Pioneer South Africa to an unaffiliated third party for $60 million of cash proceeds before normal closing and other adjustments, and the buyer's assumption of certain liabilities of the Company's South Africa subsidiaries. In August 2012, the Company completed the sale of Pioneer South Africa for net cash proceeds of $16 million, including normal closing adjustments for cash revenues and costs and expenses from the effective date through the date of the sale, resulting in a gain of $29 million.
See Note C of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for more information regarding the Company's divestitures.
Financing activities. Net cash provided by financing activities during 2014 was $965 million, as compared to net cash provided by financing activities during 2013 and 2012 of $158 million and $1.1 billion, respectively. During 2014, the significant component of financing activities was the completion of an offering of 5.75 million shares of the Company's common stock at a per-share price, after underwriter and offering expenses, of $170.50 for a total of $980 million of realized net proceeds. During 2013, the significant components of financing activities included $1.1 billion of net payments on long-term debt, the Company's completion of an offering of 10.35 million shares of its common stock in February 2013 at a per-share price, after underwriting and offering expenses, of $123.76 for a total of $1.3 billion of realized net proceeds and $47 million of dividend payments and distributions to noncontrolling interests. During 2012, the significant components of financing activities included $1.2 billion of net borrowings on long-term debt and $46 million of dividend payments and distributions to noncontrolling interests.
The following provides a description of the Company's significant financing activities during 2014, 2013 and 2012:

•	During November 2014, the Company completed the sale of 5.75 million shares of its common stock for $980 million of net cash proceeds;

•
During December 2012 and March 2013, the Company's stock price met the price threshold that caused the Convertible Senior Notes to be convertible during the six months ended June 30, 2013 at the option of the holders into a combination of cash and the Company's common stock based on a formula set forth in the indenture supplement pursuant to which the Convertible Senior Notes were issued. On April 15, 2013, the Company announced that it would exercise its option to redeem all Convertible Senior Notes that had not been converted by the holders before May 16, 2013. Associated therewith, during the six months ended June 30, 2013, holders of $479 million principal amount of the Convertible Senior Notes exercised their right to convert their Convertible Senior Notes into cash and shares of the Company's common stock. The Company paid the tendering holders $479 million of cash and issued to the tendering holders 4.4 million shares of the Company's common stock in accordance with the terms of the Convertible Senior Notes indenture agreement. On May 16, 2013, the Company paid $1 million in principal and interest to redeem all Convertible Senior Notes that remained outstanding;

•	During February 2013, the Company completed the sale of 10.35 million shares of its common stock for $1.3 billion of net cash proceeds;

•
During December 2012, the Company amended its credit facility with a syndicate of financial institutions to increase the aggregate loan commitments to $1.5 billion from $1.25 billion and extend its maturity to December 2017; and

•	During June 2012, the Company issued $600 million of 3.95% Senior Notes due 2022 and received proceeds, net of $8 million of offering discounts and costs, of $592 million.

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
Liquidity. The Company's principal sources of short-term liquidity are cash and cash equivalents and unused borrowing capacity under the Company's credit facility. As of December 31, 2014, the Company had no outstanding borrowings under the credit facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants. The Company's credit facility contains certain financial covenants, which include the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed .60 to 1.0, which is above the Company's December 31, 2014 ratio of .21 to 1.0. The Company also had cash on hand of $1.0 billion as of December 31, 2014. If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under the Company's credit facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand and, if necessary, available capacity under the Company's credit facility or proceeds from the Company's planned divestiture of EFS Midstream, if successful, will be adequate to fund 2015 capital expenditures and dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs or that planned divestitures will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
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
Book capitalization and current ratio. The Company's net book capitalization at December 31, 2014 was $10.2 billion, consisting of $1.0 billion of cash and cash equivalents, debt of $2.7 billion and stockholders' equity of $8.6 billion. The Company's debt to book capitalization decreased to 16 percent at December 31, 2014 from 25 percent at December 31, 2013, primarily due to an increase in cash and cash equivalents of $632 million. The Company's ratio of current assets to current liabilities increased to 1.49 to 1.00 at December 31, 2014, as compared to 1.38 to 1.00 at December 31, 2013, primarily due to the increases in cash on hand and derivative assets, partially offset by the decrease in net assets held for sale due to the sale of the Company's Barnett Shale assets in September 2014 and Pioneer Alaska in April 2014.
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
Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, credit-adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a

PIONEER NATURAL RESOURCES COMPANY

corresponding adjustment is generally made to the oil and gas property balance. See Notes B and I of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's asset retirement obligations.
Successful efforts method of accounting. The Company utilizes the successful efforts method of accounting for oil and gas producing activities as opposed to the alternate acceptable full cost method. In general, the Company believes that net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method, particularly during periods of active exploration. The critical difference between the successful efforts method of accounting and the full cost method is as follows: under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During 2014, 2013 and 2012, the Company recognized exploration, abandonment, geological and geophysical expense from continuing operations of $177 million, $97 million and $97 million, respectively. During 2014, 2013 and 2012, the Company recognized exploration, abandonment, geological and geophysical expense from discontinued operations of $4 million, $54 million and $109 million, respectively, under the successful efforts method.
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
The Company's proved reserve information included in this Report as of December 31, 2014, 2013 and 2012 was prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by third parties may be higher or lower than those included herein.
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
It should not be assumed that the Standardized Measure included in this Report as of December 31, 2014 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the 2014 Standardized Measure on a twelve month average of commodity prices on the first day of the month and prevailing costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs utilized in the estimate. See "Item 1A. Risk Factors," "Item 2. Properties" and Supplementary Information included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding estimates of proved reserves.
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
Impairment of unproved oil and gas properties. At December 31, 2014, the Company carried unproved property costs of $159 million. Management assesses unproved oil and gas properties for impairment on a project-by-project basis. Management's impairment assessments include evaluating the results of exploration activities, Management's Price Outlooks and planned future sales or expiration of all or a portion of such projects.

PIONEER NATURAL RESOURCES COMPANY

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
Goodwill impairment. The Company reviews its goodwill for impairment at least annually. During the third and fourth quarters of 2014 and 2013, the Company performed qualitative assessments of goodwill to assess whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. The Company determined that it was not likely that the Company's goodwill was impaired. There is considerable judgment involved in estimating fair values, particularly in determining the valuation methodologies to utilize, the estimation of proved reserves as described above and the weighting of different valuation methodologies applied. See Note B of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding goodwill and assessments of goodwill for impairment.
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
Valuation of stock-based compensation. The Company calculates the fair value of stock-based compensation using various valuation methods. The valuation methods require the use of estimates to derive the inputs necessary to determine fair value. The Company utilizes (a) the Black-Scholes option pricing model to measure the fair value of stock options, (b) the closing stock price on the day prior to the date of grant for the fair value of restricted stock awards, (c) the closing stock price at the balance sheet date for restricted stock awards that are expected to be settled wholly or partially in cash on their vesting date and (d) the Monte Carlo simulation method for the fair value of performance unit awards. See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for information regarding the Company's stock-based compensation.
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

PIONEER NATURAL RESOURCES COMPANY

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
The following quantitative and qualitative information is provided about financial instruments to which the Company was a party as of December 31, 2014, and from which the Company may incur future gains or losses from changes in commodity prices or interest rates.
The fair values of the Company's long-term debt and derivative contracts are determined based on observable inputs and utilizing the Company's valuation models and applications. As of December 31, 2014, the Company was a party to commodity swap contracts, interest rate swap contracts, commodity collar contracts and commodity collar contracts with short put options. See Notes D and E of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Company's fair value measurements and derivative contracts. The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during 2014:

	Derivative Contract Net Assets (Liabilities)
	Commodities	Interest Rate	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2013	$145	$—	$145
Changes in contract fair values	697	15	712
Contract maturities	(87)	(4)	(91)
Contract terminations	2	(14)	(12)
Fair value of contracts outstanding as of December 31, 2014	$757	$(3)	$754

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
The following table provides information about financial instruments to which the Company was a party as of December 31, 2014 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions, and the aggregate estimated fair value of the Company's outstanding debt. For fixed rate debt, the weighted average interest rates represent the contractual fixed rates that the Company was obligated to periodically pay on the debt as of December 31, 2014. Although the Company had no outstanding variable rate debt as of December 31, 2014, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on February 13, 2015 is presented in the table below.

INTEREST RATE SENSITIVITY
DEBT OBLIGATIONS AND DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2014

	Year Ending December 31,							Liability Fair Value at December 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2014
Total Debt:	(dollars in millions)
Fixed rate principal maturities (a)	$—	$455	$485	$450	$—	$1,300	$2,690	$2,938
Weighted average fixed interest rate	6.15%	6.17%	6.11%	5.91%	5.80%	5.81%
Weighted average variable interest rate	2.04%	2.88%	3.50%	—%	—%	—%
Interest Rate Swaps (b):
Notional debt amount	$300	$—	$—	$—	$—	$—		$3
Weighted average fixed rate payable (%)	2.44%
 _______________________

PIONEER NATURAL RESOURCES COMPANY

(a)	Represents maturities of principal amounts excluding debt issuance discounts and net deferred fair value hedge losses.

(b)
As of December 31, 2014, the Company was a party to interest rate derivative contracts whereby the Company will receive the 10-year Treasury rate in exchange for paying a weighted average fixed rate of 2.43 percent on a notional amount of $200 million on June 30, 2015 and 2.46 percent on a notional amount of $100 million on September 15, 2015. During the period from January 1, 2015 through February 13, 2015, the Company entered into additional interest rate derivative contracts that expire on September 15, 2015 for a notional amount of $50 million with an average fixed rate payable of 2.20 percent in exchange for receiving the 10-year Treasury rate as of the expiration date.

Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of December 31, 2014. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

DERIVATIVE FINANCIAL INSTRUMENTS AS OF DECEMBER 31, 2014

	Year Ending December 31,			Asset Fair Value at December 31,
	2015	2016	2017	2014 (a)
				(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Swap contracts	82,000	—	—	$430
Weighted average fixed price per Bbl	$71.18	$—	$—
Collar contracts with short puts (b)(c)	13,767	73,000	—	$204
Weighted average ceiling price per Bbl	$101.36	$96.46	$—
Weighted average floor price per Bbl	$86.82	$85.47	$—
Weighted average short put price per Bbl	$75.73	$74.35	$—
Average forward NYMEX oil prices (d)	$57.57	$63.40	$—
Rollfactor swap contracts (e)	36,575	—	—	$11
Weighted average fixed price per Bbl	$0.06	$—	$—
Average forward NYMEX rollfactor prices (d)	$(1.17)	$—	$—
NGL Derivatives:
Average daily notional Bbl volumes:
Swap contracts (f)(g)	—	4,000	—	$5
Weighted average fixed price per Bbl	$—	$12.29	$—
Average forward NGL prices (h)	$—	$9.21	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	20,000	70,000	—	$24
Weighted average fixed price per MMBtu	$4.31	$4.06	$—
Collar contracts with short puts	285,000	20,000	—	$79
Weighted average ceiling price per MMBtu	$5.07	$5.36	$—
Weighted average floor price per MMBtu	$4.00	$4.00	$—
Weighted average short put price per MMBtu	$3.00	$3.00	$—
Average forward NYMEX gas prices (d)	$2.95	$3.30	$—
Basis swap contracts (i)	125,000	15,000	30,000	$1
Weighted average fixed price per MMBTU	(0.19)	(0.32)	(0.34)
Average forward basis differential prices (j)	$(0.27)	$(0.36)	$(0.34)
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

(c)
During the period from January 1, 2015 through February 13, 2015, the Company converted (i) 3,000 Bbls per day of 2015 collar contracts with short puts into new 2015 collar contract with short puts with a ceiling price of $78.33 per Bbl, a floor price of $66.50 per Bbl and a short put price of $40.00 per Bbl and (ii) 55,000 Bbls per day of 2016 collar contracts with short puts into new 2016 collar contracts with short puts with a ceiling price of $77.41 per Bbl, a floor price of $66.58 per Bbl and a short put price of $41.55 per Bbl.

(d)	The average forward NYMEX oil, gas and rollfactor prices are based on February 13, 2015 market quotes.

(e)	Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby month less (ii) the

PIONEER NATURAL RESOURCES COMPANY

price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

(f)	Represent contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(g)
During the period from January 1, 2015 through February 13, 2015, the Company entered into (i) 5,000 Bbls per day of ethane swap contracts for February through December 2015 with a fixed price of $7.83 per Bbl, (ii) 500 Bbls per day of ethane swap contracts for March through December 2015 with a fixed price of $7.56 per Bbl, (iii) 8,500 Bbls per day of propane swap contracts for February through December 2015 with a fixed price of $21.48 per Bbl and (iv) 2,000 Bbls per day of propane swap contracts for 2016 with a fixed price of $21.63 per Bbl.

(h)	Forward component NGL prices are derived from respective active-market NGL component price quotes on February 13, 2015.

(i)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast, Mid-Continent and Permian Basin gas, respectively, and the NYMEX Henry Hub index price used in gas swap and collar contracts.

(j)	The average forward basis differential prices are based on February 13, 2015 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.
Marketing and basis differential derivatives. The Company periodically enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of December 31, 2014, the Company had oil index swap contracts totaling 10,000 Bbls per day for 2015 with a price differential of $2.99 per Bbl between Cushing WTI and LLS. As of December 31, 2014, these positions had an asset fair value of $3 million. Based on February 13, 2015 market quotes, the average forward basis differential price was $2.80 per Bbl between the relevant quoted forward oil index prices.

PIONEER NATURAL RESOURCES COMPANY

Qualitative Disclosures
The Company's primary market risk exposures are to changes in commodity prices and interest rates. These risks did not change materially from December 31, 2013 to December 31, 2014.
Non-derivative financial instruments. The Company is a borrower under fixed rate debt instruments and, from time to time, under a variable rate debt instrument that gives rise to interest rate risk. The Company's objective in borrowing under fixed or variable rate debt is to satisfy capital requirements while minimizing the Company's costs of capital. The Company also enters into oil and gas purchase and sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price. See Note G of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a discussion of the Company's debt instruments.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pioneer Natural Resources Company
We have audited the accompanying consolidated balance sheets of Pioneer Natural Resources Company (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pioneer Natural Resources Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pioneer Natural Resources Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2015

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,025	$393
Accounts receivable:
Trade, net	436	431
Due from affiliates	4	3
Income taxes receivable	23	5
Inventories	241	220
Prepaid expenses	15	16
Assets held for sale	—	584
Other current assets:
Derivatives	578	76
Other	37	2
Total current assets	2,359	1,730
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	15,662	13,406
Unproved properties	159	123
Accumulated depletion, depreciation and amortization	(5,431)	(4,903)
Total property, plant and equipment	10,390	8,626
Goodwill	272	274
Other property and equipment, net	1,391	1,224
Other assets:
Investment in unconsolidated affiliate	239	225
Derivatives	181	91
Other, net	94	124
	$14,926	$12,294

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED BALANCE SHEETS (continued)
(in millions)

	December 31,
	2014	2013
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$1,197	$910
Due to affiliates	123	150
Interest payable	40	62
Income taxes payable	1	—
Deferred income taxes	161	19
Liabilities held for sale	—	39
Other current liabilities:
Derivatives	3	12
Other	55	58
Total current liabilities	1,580	1,250
Long-term debt	2,665	2,653
Derivatives	2	10
Deferred income taxes	1,803	1,473
Other liabilities	287	293
Equity:
Common stock, $.01 par value; 500 million shares authorized; 152 million and 146 million shares issued as of December 31, 2014 and 2013, respectively	2	1
Additional paid-in capital	6,167	5,080
Treasury stock, at cost: 3 million shares as of December 31, 2014 and 2013, respectively	(171)	(144)
Retained earnings	2,583	1,665
Total equity attributable to common stockholders	8,581	6,602
Noncontrolling interest in consolidated subsidiaries	8	13
Total equity	8,589	6,615
Commitments and contingencies
	$14,926	$12,294

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues and other income:
Oil and gas	$3,599	$3,088	$2,512
Sales of purchased oil and gas	726	334	122
Interest and other	9	17	(1)
Derivative gains, net	712	4	330
Gain on disposition of assets, net	9	209	46
	5,055	3,652	3,009
Costs and expenses:
Oil and gas production	693	588	532
Production and ad valorem taxes	220	192	169
Depletion, depreciation and amortization	1,047	889	689
Purchased oil and gas	703	336	120
Impairment of oil and gas properties	—	1,495	—
Exploration and abandonments	177	97	97
General and administrative	333	296	244
Accretion of discount on asset retirement obligations	12	12	8
Interest	184	184	204
Other	89	137	114
	3,458	4,226	2,177
Income (loss) from continuing operations before income taxes	1,597	(574)	832
Income tax benefit (provision)	(556)	213	(288)
Income (loss) from continuing operations	1,041	(361)	544
Loss from discontinued operations, net of tax	(111)	(438)	(301)
Net income (loss)	930	(799)	243
Net (income) loss attributable to noncontrolling interests	—	(39)	(51)
Net income (loss) attributable to common stockholders	$930	$(838)	$192
Basic earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$7.17	$(2.94)	$3.99
Loss from discontinued operations	(0.77)	(3.22)	(2.45)
Net income (loss)	$6.40	$(6.16)	$1.54
Diluted earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$7.15	$(2.94)	$3.88
Loss from discontinued operations	(0.77)	(3.22)	(2.38)
Net income (loss)	$6.38	$(6.16)	$1.50
Weighted average shares outstanding:
Basic	144	136	123
Diluted	144	136	126
Amounts attributable to common stockholders:
Income (loss) from continuing operations	$1,041	$(400)	$493
Loss from discontinued operations, net of tax	(111)	(438)	(301)
Net income (loss)	$930	$(838)	$192

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$930	$(799)	$243
Other comprehensive activity:
Net hedge losses included in continuing operations	—	—	5
Income tax benefit	—	—	(2)
Other comprehensive activity	—	—	3
Comprehensive income (loss)	930	(799)	246
Net (income) loss attributable to noncontrolling interests	—	(39)	(51)
Comprehensive income (loss) attributable to common stockholders	$930	$(838)	$195

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except dividends per share)

			Equity Attributable to Common Stockholders
	Shares Outstanding		Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance as of December 31, 2011	122		$1	$3,614	$(458)	$2,335	$(3)	$162	$5,651
Dividends declared ($0.08 per share)	—		—	—	—	(10)	—	—	(10)
Exercise of long-term incentive plan stock options and employee stock purchases	—		—	(1)	11	(3)	—	—	7
Purchase of treasury stock	(1)		—	—	(63)	—	—	—	(63)
Tax benefits related to stock-based compensation	—		—	58	—	—	—	—	58
Deferred tax provision attributable to 2008 Pioneer Southwest initial public offering	—		—	(49)	—	—	—	—	(49)
Compensation costs:
Vested compensation awards, net	2		—	—	—	—	—	—	—
Compensation costs included in net income	—		—	62	—	—	—	1	63
Distributions to noncontrolling interests	—		—	—	—	—	—	(36)	(36)
Net income	—		—	—	—	192	—	51	243
Net hedge losses included in continuing operations	—		—	—	—	—	3	—	3
Balance as of December 31, 2012	123		$1	$3,684	$(510)	$2,514	$—	$178	$5,867
Issuance of common stock	10		—	1,281	—	—	—	—	1,281
Dividends declared ($0.08 per share)	—	0.000001	—	—	—	(11)	—	—	(11)
Exercise of long-term incentive plan stock options and employee stock purchases	—		—	—	10	—	—	—	10
Purchase of treasury stock	—		—	—	(20)	—	—	—	(20)
Conversion of 2.875% convertible senior notes	5		—	(197)	197	—	—	—	—
Deferred tax benefit related to conversion of 2.875% senior convertible notes	—		—	38	—	—	—	—	38
Tax benefits related to stock-based compensation	—		—	18	—	—	—	—	18
Pioneer Southwest merger:
Issuance of treasury stock to acquire outstanding PSE units	4		—	(179)	179	—	—	—	—
Pioneer Southwest merger transaction costs	—		—	(4)	—	—	—	—	(4)
Pioneer Southwest noncontrolling interest transferred to APIC	—		—	169	—	—	—	(169)	—
Deferred tax benefit associated with the Pioneer Southwest merger	—		—	200	—	—	—	—	200
Compensation costs:
Vested compensation awards, net	1		—	—	—	—	—	—	—
Compensation costs included in net income	—		—	70	—	—	—	1	71
Distributions to noncontrolling interests	—		—	—	—	—	—	(36)	(36)
Net income (loss)	—		—	—	—	(838)	—	39	(799)
Balance as of December 31, 2013	143		$1	$5,080	$(144)	$1,665	$—	$13	$6,615

 The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF EQUITY (continued)
(in millions, except dividends per share)

		Equity Attributable to Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
Balance as of December 31, 2013	143	$1	$5,080	$(144)	$1,665	$13	$6,615
Issuance of common stock	6	1	979	—	—	—	980
Dividends declared ($0.08 per share)	—	—	—	—	(12)	—	(12)
Exercise of long-term incentive plan stock options and employee stock purchases	—	—	6	7	—	—	13
Purchase of treasury stock	—	—	—	(34)	—	—	(34)
Sendero divestiture	—	—	—	—	—	(4)	(4)
Tax benefits related to stock-based compensation	—	—	19	—	—	—	19
Pioneer Southwest merger transaction costs	—	—	(1)	—	—	—	(1)
Compensation costs:
Vested compensation awards, net	—	—	—	—	—	—	—
Compensation costs included in net income	—	—	84	—	—	—	84
Distributions to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	930	—	930
Balance as of December 31, 2014	149	$2	$6,167	$(171)	$2,583	$8	$8,589

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$930	$(799)	$243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,047	889	689
Impairment of oil and gas properties	—	1,495	—
Impairment of inventory and other property and equipment	8	62	6
Exploration expenses, including dry holes	90	21	31
Deferred income taxes	552	(224)	284
Gain on disposition of assets, net	(9)	(209)	(46)
Accretion of discount on asset retirement obligations	12	12	8
Discontinued operations	251	633	520
Interest expense	17	17	36
Derivative related activity	(609)	164	69
Amortization of stock-based compensation	84	71	63
Amortization of deferred revenue	—	—	(42)
Other	34	(6)	(47)
Change in operating assets and liabilities
Accounts receivable, net	(29)	(123)	(28)
Income taxes receivable	(18)	3	(6)
Inventories	(37)	(39)	33
Prepaid expenses	(3)	(1)	1
Other current assets	1	4	14
Accounts payable	104	209	46
Interest payable	(22)	(6)	11
Income taxes payable	1	—	(10)
Other current liabilities	(38)	(27)	(38)
Net cash provided by operating activities	2,366	2,146	1,837
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	877	711	96
Payments for acquisition, net of cash acquired	—	—	(297)
Distribution from unconsolidated subsidiary	—	25	—
Additions to oil and gas properties	(3,243)	(2,639)	(2,758)
Additions to other assets and other property and equipment, net	(333)	(237)	(297)
Net cash used in investing activities	(2,699)	(2,140)	(3,256)
Cash flows from financing activities:
Borrowings under long-term debt	523	467	1,777
Principal payments on long-term debt	(523)	(1,547)	(612)
Proceeds from issuance of common stock, net of issuance costs	980	1,281	—
Distributions to noncontrolling interests	(1)	(36)	(36)
Payments of other liabilities	—	(4)	(1)
Exercise of long-term incentive plan stock options and employee stock purchases	13	10	7
Purchase of treasury stock	(34)	(20)	(63)
Excess tax benefits from stock-based payment arrangements	19	18	58
Payment of financing fees	—	—	(9)
Dividends paid	(12)	(11)	(10)
Net cash provided by financing activities	965	158	1,111
Net increase (decrease) in cash and cash equivalents	632	164	(308)
Cash and cash equivalents, beginning of period	393	229	537
Cash and cash equivalents, end of period	$1,025	$393	$229

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
NOTE A.    Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company in the United States, with operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeastern Colorado and the West Panhandle field in the Texas Panhandle. The Company's objective is to maximize shareholder investment returns by maintaining financial flexibility, capital allocation discipline and enhancing net asset value through accretive drilling programs, joint ventures and acquisitions.
NOTE B.    Summary of Significant Accounting Policies
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries since their acquisition or formation. All material intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to the 2013 and 2012 financial statement and footnote amounts in order to conform them to the 2014 presentations.
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
Accounts receivable. As of December 31, 2014 and 2013, the Company had accounts receivable – trade, net of allowances for bad debts, of $436 million and $431 million, respectively. The Company's accounts receivable – trade are primarily comprised of oil and gas sales receivables, joint interest receivables and other receivables for which the Company does not require collateral security.
As of both December 31, 2014 and 2013, the Company's allowances for doubtful accounts totaled $1 million. The Company establishes allowances for bad debts equal to the estimable portions of accounts receivable for which failure to collect is considered probable. The Company estimates the portions of joint interest receivables for which failure to collect is probable based on percentages of joint interest receivables that are past due. The Company estimates the portions of other receivables for which failure to collect is probable based on the relevant facts and circumstances surrounding the receivable. Allowances for doubtful accounts are recorded as reductions to the carrying values of the receivables included in the Company's consolidated balance sheets and as charges to other expense in the consolidated statements of operations in the accounting periods during which failure to collect an estimable portion is determined to be probable.
Inventories. The Company's inventories consist of materials, supplies and commodities. The Company's materials and supplies inventory is primarily comprised of oil and gas drilling or repair items such as tubing, casing, proppant used to fracture-stimulate oil and gas wells, chemicals, operating supplies and ordinary maintenance materials and parts. The materials and supplies inventory is primarily acquired for use in future drilling operations or repair operations and is carried at the lower of cost or market, on a first-in, first-out cost basis. Valuation allowances for materials and supplies inventories are recorded as reductions to the carrying values of the materials and supplies inventories in the Company's consolidated balance sheets and as charges to other expense in the accompanying consolidated statements of operations.
Commodity inventories are carried at the lower of cost or market, on a first-in, first-out basis. The Company's commodity inventories consist of oil, natural gas liquids ("NGLs") and gas volumes held in storage or as linefill in pipelines. Any valuation allowances of commodity inventories are recorded as reductions to the carrying values of the commodity inventories included in the Company's consolidated balance sheets and as charges to other expense in the consolidated statements of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table presents the Company's materials and supplies and commodity inventories as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(in millions)
Materials and supplies (a)	$223	$211
Commodities	18	13
Less: Noncurrent materials and supplies (b)	—	(4)
	$241	$220
____________________

(a)
As of December 31, 2014 and 2013, the Company's materials and supplies inventories were net of valuation allowances of $22 million and $32 million, respectively. See Note D for additional information regarding inventory impairments.

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
The Company owns interests in six gas processing plants and eight treating facilities. The Company is the operator of one of the gas processing plants and all eight of the treating facilities. The Company's ownership interests in the gas processing plants and treating facilities are primarily to accommodate handling the Company's gas production and thus are considered a component of the capital and operating costs of the respective fields that they service. To the extent that there is excess capacity at a plant or treating facility, the Company attempts to process third party gas volumes for a fee to keep the plant or treating facility at capacity. All revenues and expenses derived from third party gas volumes processed through the plants and treating facilities are reported as components of oil and gas production costs. Third party revenues generated from the processing plants and treating facilities in continuing operations for the years ended December 31, 2014, 2013 and 2012 were $56 million, $53 million and $31 million, respectively. Third party expenses attributable to the processing plants and treating facilities in continuing operations for the same respective periods were $24 million, $21 million and $19 million. The capitalized costs of the plants and treating facilities are included in proved oil and gas properties and are depleted using the unit-of-production method along with the other capitalized costs of the field that they service.
The capitalized costs of proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant nonproducing properties, wells in the process of being drilled and development projects are excluded from depletion until the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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
Goodwill. During 2004, the Company recorded goodwill associated with a business combination, which represents the cost of an acquired entity over the net amounts assigned to assets acquired and liabilities assumed. In accordance with GAAP, goodwill is not amortized to earnings, but is assessed for impairment whenever events or circumstances indicate that impairment of the carrying value of goodwill is likely, but no less often than annually. If the carrying value of goodwill is determined to be impaired, it is reduced for the impaired value with a corresponding charge to earnings in the period in which it is determined to be impaired. During the third quarter of 2014, the Company performed its annual qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of the Company's reporting unit was less than its carrying amount as a basis for determining whether it was necessary to perform the two-step goodwill impairment test. The Company reevaluated this assessment during the fourth quarter of 2014 due to reductions in (i) management's longer-term commodity price outlooks ("Management's Price Outlooks") and (ii) the Company's common stock price. Based upon the results of the assessments, the Company determined that it was not likely that the Company's goodwill was impaired.
The Company reduced the carrying value of goodwill by $2 million and $24 million during the years ended December 31, 2014 and 2013, respectively, reflecting the portion of the Company's goodwill related to assets sold or included in assets held for sale. During 2014, the reduction of goodwill primarily reflected the Company's goodwill related to the Hugoton field assets sold in September 2014, while the 2013 reduction was primarily associated with the sale of 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas, and the planned sales of the Company's Alaska subsidiary and Barnett Shale net assets that were subsequently completed during 2014. See Note C for additional information regarding the Company's divestitures.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Other property and equipment, net. Other property and equipment is recorded at cost. At December 31, 2014 and 2013, respectively, the net carrying value of other property and equipment consisted of the following:

	As of December 31,
	2014 (a)	2013 (a)
	(in millions)
Proved and unproved sand properties (b)	$469	$451
Land and buildings	440	345
Equipment and rigs (c)	348	313
Transportation equipment	35	41
Furniture and fixtures	70	48
Leasehold improvements	29	26
	$1,391	$1,224
____________________

(a)	At December 31, 2014 and 2013, other property and equipment was net of accumulated depreciation of $563 million and $458 million, respectively.

(b)	Includes sand mines, facilities and unproved leaseholds that primarily provide the Company and other unrelated customers with proppant used in the fracture stimulation of oil and gas wells.

(c)
Includes well servicing rigs and equipment and fracture stimulation equipment including assets owned by subsidiaries that provide pumping and well services on Company-operated properties. As of December 31, 2014, the Company owned eight fracture stimulation fleets and other oilfield services equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools.

The primary purposes of the Company's sand mines and pumping and well services operations are to accommodate the Company's drilling and producing operations by increasing the availability of supplies, equipment and services, rather than being dependent on third-party availability, and to contain associated costs. All intercompany gains or losses of the Company's sand mines and pumping and well services operations are eliminated.
Earnings from sales of proppant to third-party customers and from providing pumping and well services to working interest owners in Company-operated properties are included in interest and other income in the accompanying consolidated statements of operations.
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
Investment in unconsolidated affiliate. During 2010, the Company formed EFS Midstream LLC ("EFS Midstream") to own and operate gas and liquids gathering, treating and transportation assets in the Eagle Ford Shale play in South Texas. During June 2010, the Company sold a 49.9 percent member interest in EFS Midstream to an unaffiliated third party for $46 million of cash proceeds. Associated therewith, the Company recorded a deferred gain that is being amortized as a reduction in production costs over a 20 year period, representing the term of a continuing commitment of Pioneer to deliver production volumes through EFS Midstream handling and gathering facilities. As of December 31, 2014, the deferred gain totaled $39 million and is included in other current and noncurrent liabilities in the Company's accompanying consolidated balance sheet.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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
The Company's equity interest in the net income or loss of EFS Midstream is recorded in interest and other income, net of eliminations of the profit associated with gathering, treating and transportation fees charged to the Company by EFS Midstream, in the accompanying consolidated statements of operations. See Note M for the Company's equity interest in the net income of EFS Midstream for the years ended December 31, 2014, 2013 and 2012.
During November 2014, the Company announced that it is pursuing the divestment of its 50.1 percent share of EFS Midstream. The Company is marketing its equity investment in EFS Midstream and no assurance can be given that a sale will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
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
Issuance of common stock. In November 2014 and February 2013, the Company issued 5.75 million shares and 10.35 million shares of its common stock, respectively, and realized cash proceeds of $980 million and $1.3 billion, respectively, net of associated underwriting and offering expenses.
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
Noncontrolling interests in the net assets of consolidated subsidiaries totaled $8 million and $13 million as of December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company recorded a nominal net loss attributable to the noncontrolling interests, as compared to $39 million and $51 million of net income attributable to the noncontrolling interests for the years ended December 31, 2013 and 2012, respectively. The decrease in income attributable to noncontrolling interests for the year ended December 31, 2014, as compared to 2013 and 2012, is due to the Company's acquisition of all of the outstanding common units of Pioneer Southwest not owned by the Company in December 2013.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income (loss) attributable to common stockholders	$930	$(838)	$192
Transfers from the noncontrolling interest in consolidated subsidiaries:
Decrease in additional paid-in capital for deferred taxes recognized attributable to Pioneer Southwest's 2008 initial public offering of 9.5 million common units	—	—	(49)
Increase in additional paid-in capital from Pioneer Southwest merger	—	169	—
Increase in additional paid-in capital from deferred taxes recognized attributable to Pioneer Southwest merger	—	200	—
Decrease in additional paid-in capital from Pioneer Southwest merger transaction costs	(1)	(4)	—
Net increase (decrease) in equity from transactions with noncontrolling interests	(1)	365	(49)
Net income (loss) attributable to common stockholders and changes in equity from transactions with noncontrolling interests	$929	$(473)	$143
Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable and (iv) collectability is reasonably assured.
The Company uses the entitlements method of accounting for oil, NGLs and gas revenues. Sales proceeds in excess of the Company's entitlement are included in other liabilities and the Company's share of sales taken by others is included in other assets in the accompanying consolidated balance sheets. The Company had no material oil, NGL or gas entitlement assets or liabilities as of December 31, 2014 or 2013.

The Company enters into purchase transactions with third parties and separate sale transactions with third parties to satisfy unused pipeline capacity commitments and to diversify a portion of the Company's WTI oil sales to a Gulf Coast market price. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. Deficiency payments on excess pipeline capacity are included in other expense in the accompanying consolidated statements of operations. See Note N for further information on transportation commitment charges.
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
December 31, 2014, 2013, and 2012

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
Stock-based compensation. Stock-based compensation expense is being recognized on restricted stock, restricted stock units, performance units and stock option awards that are expected to be settled in the Company's common stock ("Equity Awards") in the Company's financial statements on a straight line basis over the awards' vesting periods based on their fair values on the dates of grant or modification, as applicable. Stock-based compensation awards generally vest over a period of three years. The amount of stock-based compensation expense recognized at any date is approximately equal to the ratable portion of the grant date value of the award that is vested at that date.
Stock-based compensation liability awards ("Liability Awards") are restricted stock awards that are expected to be settled in cash on their vesting dates, rather than in common stock. Liability Awards are recorded as accounts payable—affiliates based on the vested portion of the fair value of the awards on the balance sheet date. The fair values of Liability Awards are updated at each balance sheet date and changes in the fair values of the vested portions of the awards are recorded as increases or decreases to stock-based compensation expense.
The Company utilizes (i) the Black-Scholes option pricing model to measure the fair value of stock options, (ii) the prior day's closing stock price on the date of grant for the fair value of Equity Awards and Liability Awards and (iii) the Monte Carlo simulation method for the fair value of performance unit awards.
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
In addition, after determining that held for sale criteria has been met, the Company considers whether the assets held for sale meet the criteria to be considered discontinued operations. If the assets held for sale are considered discontinued operations, the Company classifies the results of operations from the assets held for sale as income or loss from discontinued operations, net of tax in the accompanying consolidated statements of operations for the current period and all prior periods. See Note C for additional information about the Company's divestitures.
New accounting pronouncements. In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. ASU 2014-08 is effective for annual and interim periods beginning after December 31, 2014 with early adoption permitted but only for disposals that have not been reported in financial statements previously issued. The impact of this guidance on the Company's consolidated financial statements will depend on the size and nature of the Company's disposal transactions in the future, which the Company cannot accurately predict. Several of the Company's past dispositions that were treated as discontinued operations may not have been classified as such had the new guidance been in effect.
NOTE C. Acquisitions and Divestitures
Divestitures Recorded in Continuing Operations
The Company recorded net gains on the disposition of assets in continuing operations of $9 million, $209 million and $46 million during the years ended December 31, 2014, 2013 and 2012, respectively. The following describes the significant divestitures included in continuing operations:

•
Vertical drilling rigs. During December 2013, the Company committed to a plan to sell the Company's majority interest in Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner. At December 31, 2013, the assets and liabilities of Sendero were classified as held for sale at their estimated fair value. In March 2014, the Company completed the sale of Sendero for cash proceeds of $31 million . As part of the sales agreement, the Company committed to lease from Sendero 12 vertical rigs through December 31, 2015 and eight vertical rigs in 2016. See Note D for information about impairment charges related to Sendero.

•
Permian Basin. During February 2014, the Company completed the sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for cash proceeds of $72 million, which resulted in a gain of $2 million on the unproved property sold.

•
Southern Wolfcamp. In January 2013, the Company signed an agreement with Sinochem Petroleum USA LLC ("Sinochem") to sell 40 percent of Pioneer's interest in 207,000 net acres leased by the Company in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas for total consideration of $1.8 billion. In May 2013, the Company completed the sale for cash proceeds of $624 million, which resulted in a gain of $181 million related to the unproved property interests conveyed to Sinochem. Sinochem is paying the remaining $1.2 billion of the transaction price by carrying 75 percent of Pioneer's portion of ongoing drilling and facilities costs attributable to the Company's joint operations with Sinochem in the southern portion of the horizontal Wolfcamp Shale play. At December 31, 2014, the unused carry balance totaled $575 million.

•
West Panhandle. During the first quarter of 2013, the Company completed a sale of its interest in unproved oil and gas properties adjacent to the Company's West Panhandle field operations for net cash proceeds of $38 million, which resulted in a gain of $22 million.

•
Eagle Ford Shale. In January 2012, the Company sold a portion of its interest in an unproved oil and gas property in the Eagle Ford Shale play to unaffiliated third parties for cash proceeds of $55 million, which resulted in a gain of $43 million.

•
Other. During 2014, 2013 and 2012, the Company sold other proved and unproved properties, inventory and other property and equipment and recorded net gains of $4 million, $5 million and $3 million, respectively.

Divestitures Recorded in Discontinued Operations
The Company has reflected its Hugoton, Barnett Shale, Pioneer Alaska and Pioneer South Africa results of operations as discontinued operations in the accompanying consolidated statements of operations.
Hugoton. In September 2014, the Company completed the sale of its net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million, including normal closing adjustments. See Note D for information about impairment charges on the Hugoton assets.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Barnett Shale. During the fourth quarter of 2013, the Company committed to a plan to divest of its net assets in the Barnett Shale field in North Texas. In September 2014, the Company completed the sale of its Barnett Shale net assets for cash proceeds of $150 million, including normal closing adjustments. See Note D for information about impairment charges on the Barnett Shale assets. Also included in discontinued operations in 2013 is the sale of the Company's interest in certain proved and unproved oil and gas properties in the Barnett Shale field for net cash proceeds of $34 million, which resulted in a gain of $9 million on the unproved properties sold.
Alaska. During the fourth quarter of 2013, the Company committed to a plan to sell 100 percent of the capital stock in Pioneer's Alaska subsidiary ("Pioneer Alaska"). In April 2014, the Company completed the sale of Pioneer Alaska for cash proceeds of $267 million, including normal closing and other adjustments. See Note D for information about impairment charges on Pioneer Alaska. The recasting of Pioneer Alaska results to income (loss) from discontinued operations includes the sale of the Company's interest in the Cosmopolitan Unit in the Cook Inlet of Alaska in August 2012 for cash proceeds of $10 million, which, together with certain Company obligations assumed by the purchasers, resulted in a gain of $13 million.
South Africa. During the first quarter of 2012, the Company agreed to sell its net assets in South Africa ("Pioneer South Africa"), effective January 1, 2012, for $60 million of cash proceeds before normal closing and other adjustments, and the buyer's assumption of certain liabilities of the Company's South Africa subsidiaries. In August 2012, the Company completed the sale of Pioneer South Africa for cash proceeds of $16 million, including normal closing adjustments for cash revenues and costs and expenses from the effective date through the date of the sale, resulting in a gain of $29 million.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table represents the components of the Company's discontinued operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Revenues and other income:
Oil and gas	$198	$329	$349
Interest and other (a)	31	38	29
Gain on disposition of assets, net	9	9	41
	238	376	419
Costs and expenses:
Oil and gas production	60	117	107
Production and ad valorem taxes	12	19	19
Depletion, depreciation and amortization	11	122	121
Impairment of oil and gas properties (b)	305	729	533
Exploration and abandonments	4	54	109
General and administrative	3	12	6
Accretion of discount on asset retirement obligations	1	1	3
Other	13	9	3
	409	1,063	901
Loss from discontinued operations before income taxes	(171)	(687)	(482)
Current tax provision	—	(6)	(10)
Deferred tax benefit	60	255	191
Loss from discontinued operations	$(111)	$(438)	$(301)
 ____________________

(a)	Primarily comprised of Alaskan Petroleum Production Tax credits on qualifying capital expenditures.

(b)
Represents noncash impairment charges of $97 million and $539 million on Pioneer Alaska net assets during the years ended December 31, 2014 and 2013, respectively, noncash impairment charges of $174 million, $190 million and $533 million on the Company's net assets in the Barnett Shale field during the years ended December 31, 2014, 2013 and 2012, respectively, and a noncash impairment charge of $34 million on the Company's net assets in the Hugoton field during the year ended December 31, 2014. See Note D for additional information regarding the noncash impairment charges.

As of December 31, 2013, the carrying values of the Company's ownership in Pioneer Alaska, the Barnett Shale field and Sendero were included in assets and liabilities held for sale in the accompanying consolidated balance sheet and were comprised of the following (the Company had no assets held for sale as of December 31, 2014):

December 31, 2013
(in millions)
Composition of assets included in assets held for sale:
Current assets (excluding cash and cash equivalents)	$58
Property, plant and equipment	526
Total assets	$584

Composition of liabilities included in liabilities held for sale:
Current liabilities	$29
Other liabilities	10
Total liabilities	$39

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Acquisitions
Affiliated Partnerships. In December 2014, the Company acquired the remaining limited partner interests in five affiliated partnerships for $54 million and caused the partnerships to be merged with and into a wholly-owned subsidiary of the Company.
Pioneer Southwest Merger Transaction. In December 2013, the Company completed the acquisition of all of the outstanding common units of Pioneer Southwest not already owned by the Company, through a merger of a wholly-owned subsidiary of the Company into Pioneer Southwest, the result of which was that Pioneer Southwest became a wholly-owned subsidiary of the Company. All of the common units outstanding as of the closing of the merger, except for the common units owned by the Company, were canceled and converted into the right to receive 0.2325 of a share of common stock of the Company per common unit (the "Conversion Ratio"). Consequently, in December 2013, the Company issued an aggregate of 3.96 million shares of its common stock to Pioneer Southwest unitholders.
The Company subsequently caused Pioneer Southwest, its general partner and all of Pioneer Southwest's subsidiaries to be merged with and into a wholly-owned subsidiary of the Company, the result of which was that all common units of Pioneer Southwest were canceled and the Company no longer holds any common units.
Premier Silica Business Combination. In April 2012, a wholly-owned subsidiary of the Company acquired an industrial sand mining business that is now named Premier Silica LLC ("Premier Silica"). Premier Silica's primary mine operations are in Brady, Texas. The Brady mine facilities primarily produce, process and provide sand to the Company for use as proppant in its fracture stimulation of oil and gas wells in Texas. Premier Silica's sand production that is in excess of the Company's sand needs for fracture stimulation and sand production that is not usable for fracture stimulation is primarily sold to third parties for industrial and recreational purposes. The aggregate purchase price of Premier Silica was $297 million, including closing adjustments.
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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following tables present the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 for each of the fair value hierarchy levels:

	Fair Value Measurements at December 31, 2014 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014
	(in millions)
Assets:
Commodity derivatives	$—	$759	$—	$759
Deferred compensation plan assets	70	—	—	70
Total assets	70	759	—	829
Liabilities:
Commodity derivatives	—	2	—	2
Interest rate derivatives	—	3	—	3
Total liabilities	—	5	—	5
Total recurring fair value measurements	$70	$754	$—	$824

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
	(in millions)
Assets:
Commodity derivatives	$—	$157	$—	$157
Interest rate derivatives	—	10	—	10
Deferred compensation plan assets	64	—	—	64
Total assets	64	167	—	231
Liabilities:
Commodity derivatives	—	12	—	12
Interest rate derivatives	—	10	—	10
Total liabilities	—	22	—	22
Total recurring fair value measurements	$64	$145	$—	$209
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of December 31, 2014 and 2013, the significant inputs to these asset exchange values represented Level 1 independent active exchange market price inputs.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Interest rate derivatives. The Company's interest rate derivative assets and liabilities as of December 31, 2014 and 2013 represent Treasury rate swap contracts and interest rate swap contracts, respectively. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts as of December 31, 2014 and 2013 are based on (i) the contracted notional amounts, (ii) London Interbank Offered Rate ("LIBOR") yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative asset and liability measurements represent Level 2 inputs in the hierarchy priority.
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
Inventories. During the years ended December 31, 2014 and 2013, the Company recognized impairment charges of $8 million and $23 million, respectively, primarily to reduce the carrying value of its excess well pipe inventory. The Company calculated the estimated fair value of the inventory using significant Level 2 assumptions based on third-party price quotes for the asset in an active market. The impairment charges are included in other expense in the Company's accompanying consolidated statements of operations.
Proved oil and gas properties. During 2013 and 2012, reductions in Management's Price Outlooks provided indications of possible impairment of the Company's predominately dry gas properties in the Raton field in southeastern Colorado and the Barnett Shale field in North Texas. As a result of management's assessments, during the years ended December 31, 2013 and 2012, the Company recognized impairment charges to reduce the carrying values of the Raton field and the Barnett Shale field, respectively, to their estimated fair values. The impairment charge associated with the Barnett Shale field is reported in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations.
The Company calculated the fair values of the Raton field and the Barnett Shale field proved properties using a discounted cash flow model. Significant Level 3 assumptions associated with the calculation of discounted future cash flows included Management's Price Outlooks and management's outlooks for (i) production costs, (ii) capital expenditures, (iii) production and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine fair value.
The following table presents the fair value and fair value adjustments (in millions) for the Company's 2013 and 2012 proved property impairments, as well as the average oil price per barrel ("Bbl") and gas price per British thermal unit ("MMBtu") utilized in respective Management's Price Outlooks:

	Year ended	Fair	Fair Value	Management's Price Outlooks
	December 31,	Value	Adjustment	Oil	Gas
Barnett Shale	2012	$185	$(533)	$87.09	$4.78
Raton	2013	$534	$(1,495)	$80.40	$4.43
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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Assets associated with divestitures. Long-lived assets that are classified as held for sale are recorded at the lower of the asset's net carrying amount or estimated fair value less costs to sell. At December 31, 2013, the Sendero assets, Pioneer Alaska and the Barnett Shale field assets were classified as held for sale and carried as such until their divestitures in March 2014, April 2014 and September 2014, respectively. Beginning in the third quarter of 2014, the Hugoton field assets were classified as held for sale until their divestiture in September 2014. At December 31, 2013, the fair value of the Barnett Shale field assets was based upon a weighted average calculation that utilized management inputs for both an estimated sales price and a discounted cash flow model for the proved properties using Level 3 assumptions as discussed in the proved oil and gas properties section above, while Sendero and Pioneer Alaska fair values were each based solely on estimated sales prices, less costs to sell. During 2014, the fair value measurements of all assets classified as held for sale were based on their sales prices, less costs to sell. See Note C for additional information regarding the Company's divestitures.
The following table presents the fair value adjustments made by the Company during the years ended December 31, 2014 and 2013 related to assets associated with divestitures:

		Year Ended December 31, 2014		Year Ended December 31, 2013
	Classification	Estimated Fair Value Less Costs to Sell	Fair Value Adjustment	Estimated Fair Value Less Costs to Sell	Fair Value Adjustment
		(in millions)
Sendero	Continuing operations			$31	$(25)
Pioneer Alaska	Discontinued operations	$253	$(97)	$351	$(539)
Barnett Shale field	Discontinued operations	$149	$(174)	$180	$(190)
Hugoton field	Discontinued operations	$328	$(34)
Unproved oil and gas properties. During December 2014 and 2012, the Company recorded impairment charges of $50 million and $72 million to reduce the carrying value of unproved properties in southeast Colorado (reported in exploration and abandonments in the accompanying consolidated statements of operations) and the Barnett Shale field (reported in loss from discontinued operations, net of tax in the accompanying consolidated statements of operations), respectively. The Company calculated the estimated fair values of the unproved acreage in southeast Colorado and in the Barnett Shale field using significant Level 3 assumptions based on average lease bonuses per acre for its prospective acreage. No value was allocated to acreage that the Company does not plan to develop in southeast Colorado and in the Barnett Shale field.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheet as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$2,665	$2,938	$2,653	$3,019
Long-term debt includes the Company's credit facility and the Company's senior notes. The fair value of debt is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy.
Credit facilities. The fair values of the Company's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted United States Treasury Bill rates and (iii) the applicable credit-adjustments.
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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.
Concentrations of credit risk. As of December 31, 2014, the Company's primary concentration of credit risks are the risks of collecting accounts receivable – trade and the risk of counterparties' failure to perform under derivative obligations. See Note L for information regarding the Company's major customers.
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
December 31, 2014, 2013, and 2012

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
The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of December 31, 2014 and the weighted average oil prices for those contracts:

	2015	2016
Swap contracts:
Volume (Bbls)	82,000	—
Price per Bbl	$71.18	$—
Collar contracts with short puts:
Volume (Bbls) (a)(b)	13,767	73,000
Price per Bbl:
Ceiling	$101.36	$96.46
Floor	$86.82	$85.47
Short put	$75.73	$74.35
Rollfactor swap contracts:
Volume (Bbl)	36,575	—
NYMEX roll price (c)	$0.06	$—
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

(b) During the period from January 1, 2015 through February 13, 2015, the Company converted (i) 3,000 Bbls per day of 2015 collar contracts with short puts into new 2015 collar contract with short puts with a ceiling price of $78.33 per Bbl, a floor price of $66.50 per Bbl and a short put price of $40.00 per Bbl and (ii) 55,000 Bbls per day of 2016 collar contracts with short puts into new 2016 collar contracts with short puts with a ceiling price of $77.41 per Bbl, a floor price of $66.58 per Bbl and a short put price of $41.55 per Bbl.

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
The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of December 31, 2014 and the weighted average NGL prices for those contracts:

	2015	2016
Swap contracts:
Volume (Bbl) (a)	—	4,000
Average price per Bbl:	$—	$12.29
____________________

(a)	Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

During the period from January 1, 2015 through February 13, 2015, the Company entered into (i) 5,000 Bbls per day of swap contracts for ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices for February through December 2015 with a fixed price of $7.83 per Bbl, (ii) 500 Bbls per day of swap contracts for ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices for March through December 2015 with a fixed price of $7.56 per Bbl, (iii) 8,500 Bbls per day of swap contracts for propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices for February through December 2015 with a fixed price of $21.48 per Bbl and (iv) 2,000 Bbls per day of swap contracts for propane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices for 2016 with a fixed price of $21.63 per Bbl.
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
The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of December 31, 2014 and the weighted average gas prices for those contracts:

	2015	2016	2017
Swap contracts:
Volume (MMBtu)	20,000	70,000	—
Price per MMBtu	$4.31	$4.06	$—
Collar contracts with short puts:
Volume (MMBtu)	285,000	20,000	—
Price per MMBtu:
Ceiling	$5.07	$5.36	$—
Floor	$4.00	$4.00	$—
Short put	$3.00	$3.00	$—
Basis swap contracts:
Gulf Coast basis swap contracts (a)	20,000	—	—
Price differential ($/MMBtu)	$—	$—	$—
Mid-Continent index swap volume (a)	95,000	15,000	30,000
Price differential ($/MMBtu)	$(0.24)	$(0.32)	$(0.34)
Permian Basin index swap volume (a)	10,000	—	—
Price differential ($/MMBtu)	$(0.13)	$—	$—
____________________

(a)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast, Mid-Continent and Permian Basin gas, respectively, and the NYMEX Henry Hub index price used in gas swap and collar contracts.

Marketing and basis differential derivatives activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of December 31, 2014, the Company had oil index swap contracts totaling 10,000 Bbls per day for 2015 with a price differential of $2.99 per Bbl between Cushing WTI and Louisiana Light Sweet.
Interest rate derivative activities. During the second quarter of 2014, the Company terminated its interest rate derivative contracts for cash proceeds of $14 million. Prior to termination, the Company received a fixed interest rate of 3.95 percent in exchange for paying a floating interest rate comprised of the three-month London Interbank Offered Rate ("LIBOR") plus an average rate of 1.11 percent on a notional amount of $400 million.
As of December 31, 2014, the Company was a party to (i) interest rate derivative contracts that expire on June 30, 2015 for a notional amount of $200 million and (ii) interest rate derivative contracts that expire on September 15, 2015 for a notional amount of $100 million. The Company will pay an average fixed rate of 2.43 percent and 2.46 percent, respectively, in exchange for receiving the 10-year Treasury rate as of the expiration date.
During the period from January 1, 2015 through February 13, 2015, the Company entered into additional interest rate derivative contracts that expire on September 15, 2015 for a notional amount of $50 million. The Company will pay an average fixed rate of 2.20 percent in exchange for receiving the 10-year Treasury rate as of the expiration date.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Tabular disclosure of derivative financial instruments. All of the Company's derivatives are accounted for as non-hedge derivatives as of December 31, 2014 and December 31, 2013 and therefore all changes in the fair values of its derivative contracts are recognized as gains or losses in the earnings of the periods in which they occur. The Company classifies the fair value amounts of derivative assets and liabilities as net current or noncurrent derivative assets or net current or noncurrent derivative liabilities, whichever the case may be, by commodity and counterparty. The Company enters into derivatives under master netting arrangements, which, in an event of default, allows the Company to offset payables to and receivables from the defaulting counterparty.
The aggregate fair value of the Company's derivative instruments reported in the consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of December 31, 2014
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$579	$(1)	$578
Commodity price derivatives	Derivatives - noncurrent	$182	$(1)	181
				$759
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Interest rate derivatives	Derivatives - current	3	$—	3
Commodity price derivatives	Derivatives - noncurrent	$3	$(1)	2
				$5

Fair Value of Derivative Instruments as of December 31, 2013
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$73	$(7)	$66
Interest rate derivatives	Derivatives - current	$10	$—	10
Commodity price derivatives	Derivatives - noncurrent	$95	$(4)	91
Interest rate derivatives	Derivatives - noncurrent	$15	$(15)	—
				$167
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$19	$(7)	$12
Commodity price derivatives	Derivatives - noncurrent	$4	$(4)	—
Interest rate derivatives	Derivatives - noncurrent	$25	$(15)	10
				$22

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table details the location of gains and losses reclassified from AOCI-Hedging into earnings on the Company's discontinued cash flow hedging contracts in the accompanying consolidated statements of operations:

Derivatives in Cash Flow Hedging Relationships	Location of Gain/(Loss) Reclassified from AOCI into Earnings	Amount of Gain/(Loss) Reclassified from AOCI into Earnings
		Year Ended December 31,
		2014	2013	2012
		(in millions)
Commodity price derivatives	Oil and gas revenue	$—	$—	$(3)
Interest rate derivatives	Interest expense	—	—	(2)
Total		$—	$—	$(5)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Earnings on Derivatives	Amount of Gain/(Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2014	2013	2012
		(in millions)
Commodity price derivatives	Derivative gains, net	$697	$(6)	$353
Interest rate derivatives	Derivative gains, net	15	10	(23)
Total		$712	$4	$330
Derivative counterparties. The Company uses credit and other financial criteria to evaluate the credit standing of, and to select, counterparties to its derivative instruments. Although the Company does not obtain collateral or otherwise secure the fair value of its derivative instruments, associated credit risk is mitigated by the Company's credit risk policies and procedures.
The following table provides the Company's net derivative assets or liabilities by counterparty as of December 31, 2014:

Net Assets
(in millions)
JP Morgan Chase	$130
J. Aron & Company	120
Merrill Lynch	101
Citibank, N.A.	98
Morgan Stanley	69
BMO Financial Group	47
Barclays Capital	45
Wells Fargo Bank, N.A.	44
Societe Generale	39
Macquarie Bank	19
Credit Suisse	18
Toronto Dominion	12
Den Norske Bank	11
Royal Bank of Canada	1
Total	$754

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

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
The following table reflects the Company's capitalized exploratory well and project activity during each of the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning capitalized exploratory well costs	$159	$213	$108
Additions to exploratory well costs pending the determination of proved reserves	1,860	1,220	926
Reclassification due to determination of proved reserves	(1,628)	(1,045)	(790)
Disposition of assets sold	(47)	(93)	—
Impairment of properties	(13)	(87)	—
Exploratory well costs charged to exploration and abandonment expense (a)	(26)	(49)	(31)
Ending capitalized exploratory well costs (b)	$305	$159	$213
 _______________

(a)
Includes exploration and abandonment expense of $43 million and $22 million in 2013 and 2012, respectively, that is included in discontinued operations for each respective period in the accompanying consolidated statements of operations.

(b)	The December 31, 2013 balance includes $60 million of capitalized exploratory well costs classified as held for sale in the accompanying consolidated balance sheet as of December 31, 2013.
The following table provides an aging, as of December 31, 2014, 2013 and 2012 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	As of December 31,
	2014	2013	2012
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$305	$116	$191
More than one year	—	43	22
	$305	$159	$213
Number of projects with exploratory well costs that have been suspended for a period greater than one year	—	1	1
The $43 million and $22 million of suspended well costs that were suspended for a period greater than one year at December 31, 2013 and December 31, 2012, respectively, related to Pioneer Alaska, which was sold in April 2014. See Note C for additional information on the sale of Pioneer Alaska.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

NOTE G.    Long-term Debt and Interest Expense
Long-term debt, including the effects of issuance discounts and net deferred fair value hedge losses, consisted of the following components at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in millions)
Outstanding debt principal balances:
5.875% senior notes due 2016	$455	$455
6.65% senior notes due 2017	485	485
6.875 % senior notes due 2018	450	450
7.500 % senior notes due 2020	450	450
3.95% senior notes due 2022	600	600
7.20% senior notes due 2028	250	250
	2,690	2,690
Issuance discounts	(24)	(36)
Net deferred fair value hedge losses	(1)	(1)
Total long-term debt	$2,665	$2,653
Credit facility. The Company maintains a revolving credit agreement (the "Credit Facility") with a syndicate of financial institutions with aggregate loan commitments of $1.5 billion that expire in December 2017. As of December 31, 2014, the Company had no outstanding borrowings under the Credit Facility.
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
The Credit Facility requires the maintenance of a ratio of total debt to book capitalization, subject to certain adjustments, not to exceed .60 to 1.0. As of December 31, 2014, the Company was in compliance with all of its debt covenants.
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
Convertible senior notes. As of December 31, 2012, the Company had $480 million of Convertible Senior Notes outstanding. During December 2012 and March 2013, the Company's stock price met the price threshold that caused the Convertible Senior Notes to be convertible during the six months ended June 30, 2013 at the option of the holders into a combination of cash and the Company's common stock based on a formula set forth in the indenture supplement pursuant to which the Convertible Senior Notes were issued. On April 15, 2013, the Company announced that it would exercise its option to redeem all Convertible Senior Notes that had not been converted by the holders before May 16, 2013. Associated therewith, during the six months ended June 30, 2013, holders of $479 million principal amount of the Convertible Senior Notes exercised their right to convert their Convertible Senior Notes into cash and shares of the Company's common stock. The Company paid the tendering holders $479 million of cash

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

and issued to the tendering holders 4.4 million shares of the Company's common stock in accordance with the terms of the Convertible Senior Notes indenture agreement. On May 16, 2013, the Company paid $1 million in principal and interest to redeem all Convertible Senior Notes that remained outstanding.
For the years ended December 31, 2013 and 2012, the Company recorded $9.4 million and $33.5 million, respectively, of interest expense relating to the Convertible Senior Notes, which had an effective interest rate of 6.75 percent.
Principal maturities. Principal maturities of long-term debt at December 31, 2014, are as follows (in millions):

2015	$—
2016	$455
2017	$485
2018	$450
2019	$—
Thereafter	$1,300
Interest expense. The following amounts have been incurred and charged to interest expense for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Cash payments for interest	$193	$183	$168
Amortization of issuance discounts	12	12	28
Amortization of net deferred hedge losses (a)	—	—	2
Amortization of capitalized loan fees	5	5	6
Net changes in accruals	(22)	(6)	11
Interest incurred	188	194	215
Less capitalized interest	(4)	(10)	(11)
Total interest expense	$184	$184	$204
_______________

(a)	Includes interest rate derivative hedges of $2 million for the period ended December 31, 2012 that were reclassified from AOCI - Hedging into earnings upon expiration (see Note E).
NOTE H.     Incentive Plans
Deferred compensation retirement plan. In August 1997, the Compensation Committee of the Company's board of directors (the "Board") approved a deferred compensation retirement plan for the officers and certain key employees of the Company. Each officer and key employee is allowed to contribute up to 25 percent of their base salary and 100 percent of their annual bonus. The Company will provide a matching contribution of 100 percent of the officer's and key employee's contribution limited to the first ten percent of the officer's base salary and eight percent of the key employee's base salary. The Company's matching contribution vests immediately. A trust fund has been established by the Company to accumulate the contributions made under this retirement plan. The Company's matching contributions were $3 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

401(k) plan. The Pioneer Natural Resources USA, Inc. ("Pioneer USA," a wholly-owned subsidiary of the Company) 401(k) and Matching Plan (the "401(k) Plan") is a defined contribution plan established under the Internal Revenue Code Section 401. All regular full-time and part-time employees of Pioneer USA are eligible to participate in the 401(k) Plan on the first day of the month following their date of hire. Participants may contribute an amount up to 80 percent of their annual salary into the 401(k) Plan. Matching contributions are made to the 401(k) Plan in cash by Pioneer USA in amounts equal to 200 percent of a participant's contributions to the 401(k) Plan that are not in excess of five percent of the participant's base compensation (the "Matching Contribution"). Each participant's account is credited with the participant's contributions, Matching Contributions and allocations of the 401(k) Plan's earnings. Participants are fully vested in their account balances except for Matching Contributions and their proportionate share of 401(k) Plan earnings attributable to Matching Contributions, which proportionately vest over a four-year period that begins with the participant's date of hire. During the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense of $33 million, $30 million and $25 million, respectively, as a result of Matching Contributions.
Stock-based compensation costs. In accordance with GAAP, the Company records stock-based compensation expense ratably over the vesting periods of the Company's stock-based compensation awards using the awards' fair value. The Company maintains three plans providing for stock-based compensation, the Pioneer Long-Term Incentive Plan ("LTIP"), the Pioneer 2008 PSE Employee Long-Term Incentive Plan ("PSE LTIP") and the Company's Employee Stock Purchase Plan ("ESPP").
Pioneer Long-Term Incentive Plan. The LTIP provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and restricted stock units to directors, officers and employees of the Company. The shares to be delivered under the LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by the Company, including shares purchased on the open market. The following table shows the number of shares available for issuance pursuant to awards under the Company's LTIP at December 31, 2014:

Approved and authorized awards	9,100,000
Awards issued after May 3, 2006	(6,738,082)
Awards available for future grant	2,361,918
Pioneer 2008 PSE Employee Long-Term Incentive Plan. The PSE LTIP was adopted by Pioneer Southwest in May 2008. The plan, along with all of Pioneer Southwest's obligations under outstanding awards, was assumed by the Company in connection with the Company's acquisition of all outstanding common units of Pioneer Southwest not owned by the Company in December 2013, at which time the plan's name was changed. The only outstanding awards under the PSE LTIP at the time of the acquisition were phantom units of Pioneer Southwest, all of which were converted into restricted stock units of the Company, and no awards have been granted under the PSE LTIP since the Company's assumption of the plan. The PSE LTIP provides for the granting of various forms of awards, including stock options, stock appreciation rights, performance units, restricted stock and other stock-based awards to directors, officers and employees of the Company. The shares to be delivered under the PSE LTIP shall be made available from (i) authorized but unissued shares, (ii) shares held as treasury stock or (iii) previously issued shares reacquired by the Company, including shares purchased on the open market. The following table shows the number of Pioneer common shares available for issuance pursuant to awards under the PSE LTIP at December 31, 2014:

Approved and authorized awards	678,034
Awards issued under the PSE LTIP	(23,192)
Awards available for future grant	654,842

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Employee Stock Purchase Plan. The Company has an ESPP that allows eligible employees to annually purchase the Company's common stock at a discounted price. Officers of the Company are not eligible to participate in the ESPP. Contributions to the ESPP are limited to 15 percent of an employee's pay (subject to certain ESPP limits) during the eight-month offering period (January 1 to August 31). Participants in the ESPP purchase the Company's common stock at a price that is 15 percent below the closing sales price of the Company's common stock on either the first day or the last day of each offering period, whichever closing sales price is lower. The following table shows the number of shares available for issuance under the ESPP at December 31, 2014:

Approved and authorized shares	1,250,000
Shares issued	(774,638)
Shares available for future issuance	475,362
The following table reflects stock-based compensation expense recorded for each type of stock-based compensation award and the associated income tax benefit for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Restricted stock-Equity Awards	$65	$57	$50
Restricted stock-Liability Awards	28	40	23
Stock options (a)	2	3	4
Performance unit awards	13	9	6
ESPP	2	2	2
Other	—	1	1
Total	$110	$112	$86
Income tax benefit	$33	$36	$28
 _____________________

(a)	Cash proceeds received from stock option exercises during 2014, 2013 and 2012 amounted to $6 million, $5 million and $3 million, respectively.
As of December 31, 2014, there was $122 million of unrecognized stock-based compensation expense related to unvested share-based compensation plans, including $25 million attributable to Liability Awards. The stock-based compensation expense will be recognized on a straight-line basis over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis.
Restricted stock awards. During 2014, the Company awarded 546,710 restricted shares or units of the Company's common stock as compensation to directors, officers and employees of the Company (including 140,093 shares or units representing Liability Awards). The Company's issued shares, as reflected in the consolidated balance sheet as of December 31, 2014, do not include 170,210 of issued, but unvested shares awarded under stock-based compensation plans that have voting rights.
The following table reflects the restricted stock award activity for the year ended December 31, 2014:

	Equity Awards		Liability Awards
	Number of Shares	Weighted Average Grant- Date Fair Value	Number of Shares
Outstanding at beginning of year	1,371,207	$117.09	422,382
Shares granted	406,617	$184.39	140,093
Shares forfeited	(79,777)	$134.25	(33,052)
Shares vested	(464,508)	$108.79	(201,336)
Outstanding at end of year	1,233,539	$140.57	328,087

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The weighted average grant-date fair value of restricted stock equity awards awarded during 2014, 2013 and 2012 was $184.39, $134.17 and $113.09, respectively. The fair value of shares for which restrictions lapsed during 2014, 2013 and 2012 was $88 million, $69 million and $137 million, respectively, based on the market price on the vesting date.
As of December 31, 2014 and 2013, accounts payable – due to affiliates in the accompanying consolidated balance sheets includes $23 million and $33 million of liabilities attributable to the Liability Awards, representing the earned portion of the fair value of the outstanding awards as of that date. The fair value of Liability Awards for which restrictions lapsed during 2014, 2013 and 2012 was $38 million, $26 million and $14 million respectively, based on the market price on the vesting date.
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
The Company did not grant any stock options during the years ended December 31, 2014 and 2013. The Company used the following weighted-average assumptions to estimate the fair value of stock options granted during the year ended December 31, 2012:

2012
Expected option life - years	7.0
Volatility	49.4%
Risk-free interest rate	1.5%
Dividend yield	0.4%

A summary of the Company's nonstatutory stock option awards activity for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at beginning of year	289,927	$74.90
Options exercised	(90,869)	$69.19
Outstanding at end of year	199,058	$77.51	5.96	$14
Exercisable at end of year	106,278	$45.86	4.92	$11
The weighted average grant-date fair value of options awarded during 2012 was $56.29 using the Black-Scholes option-pricing model. The intrinsic value of options exercised during 2014, 2013 and 2012 was $12 million, $21 million and $17 million, respectively, based on the difference between the market price at the exercise date and the option exercise price.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Performance unit awards. During 2014, 2013 and 2012, the Company awarded performance units to certain of the Company's officers under the LTIP. The number of shares of common stock to be issued is determined by comparing the Company's total shareholder return to the total shareholder return of a predetermined group of peer companies over the performance period. The performance unit awards vest over a 34-month service period. The grant-date fair values per unit of the 2014, 2013 and 2012 performance unit awards were $232.20, $189.23 and $172.57, respectively, which amounts were determined using the Monte Carlo simulation method and are being recognized as stock-based compensation expense ratably over the performance period. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. Expected volatilities utilized in the model were estimated using a historical period consistent with the remaining performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of performance unit awards granted during 2014, 2013 and 2012:

	2014			2013			2012
Risk-free interest rate	0.62%			0.40%			0.40%
Range of volatilities	29.0%	-	41.5%	30.4%	-	42.9%	33.6%	-	49.0%
The following table summarizes the performance unit activity for the year ended December 31, 2014:

	Number of Units (a)	Weighted Average Grant-Date Fair Value
Beginning performance unit awards	134,476	$183.66
Units granted	67,182	$232.20
Units forfeited	(1,153)	$189.23
Units vested (b)	(45,772)	$172.87
Ending performance unit awards	154,733	$207.88
 _____________________

(a)
These amounts reflect the number of performance units granted. The actual payout of shares may be between zero percent and 250 percent of the performance units granted depending upon the total shareholder return ranking of the Company compared to peer companies at the vesting date.

(b)
On December 31, 2014, the service period lapsed on 44,949 of these performance unit awards, which does not include 823 retirement deferred shares scheduled for release on December 31, 2015. The lapsed units earned two shares for each vested award representing 89,898 aggregate shares of common stock issued on January 2, 2015.

 The fair value of shares for which restrictions lapsed during 2014, 2013 and 2012 was $13 million, $19 million and $19 million, respectively, based on the market price on the vesting date.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

NOTE I.    Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. Market risk premiums associated with asset retirement obligations are estimated to represent a component of the Company's credit-adjusted risk-free rate that is utilized in the calculations of asset retirement obligations. The following table summarizes the Company's asset retirement obligation activity during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Beginning asset retirement obligations	$194	$198	$137
Obligations assumed in acquisitions	6	—	10
New wells placed on production	5	6	10
Changes in estimates (a)	7	8	52
Disposition of wells	(14)	(16)	(2)
Obligations settled	(21)	(15)	(18)
Accretion of discount on continuing operations	12	12	8
Accretion of discount on discontinued operations	—	1	1
Ending asset retirement obligations	$189	$194	$198
 _____________________

(a)
The changes in the 2014, 2013 and 2012 estimates are primarily due to increases in abandonment cost estimates based on recent actual costs incurred to abandon wells and declines in the credit-adjusted risk-free discount rates used to value the Company's asset retirement obligations. The increases in the 2014 and 2012 estimates were further impacted by declines in oil, NGL and gas prices used to calculate proved reserves, which had the effect of shortening the economic life of certain wells and increasing the present value of future retirement obligations. The increases in 2013 estimates were partially offset by higher commodity prices, which had the effect of lengthening the economic life of certain wells and decreasing the present value of future retirement obligations.

As of December 31, 2014 and 2013, the current portions of the Company's asset retirement obligations were $28 million and $19 million, respectively.
NOTE J. Commitments and Contingencies
Severance agreements. The Company has entered into severance and change in control agreements with its officers and certain key employees. The current annual salaries for the officers and key employees covered under such agreements total $41 million.
Indemnifications. The Company has agreed to indemnify its directors and certain of its officers, employees and agents with respect to claims and damages arising from acts or omissions taken in such capacity, as well as with respect to certain litigation.
Legal actions. The Company is party to various proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to these proceedings and claims will not have a material adverse effect on the Company's consolidated financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.
Obligations following divestitures. In connection with its divestiture transactions, the Company may retain certain liabilities and provide the purchaser certain indemnifications, subject to defined limitations, which may apply to identified pre-closing matters, including matters of litigation, environmental contingencies, royalty obligations and income taxes. These retention and indemnification arrangements were undertaken by the Company with respect to some or all of such pre-closing matters in connection with the sale of its Argentine assets in 2006, the sale of its Canadian assets in 2007, the sale of Pioneer Tunisia in February 2011, the sale of Pioneer South Africa in August 2012, and the sale of Pioneer Alaska and the Company's Hugoton and Barnett Shale assets in 2014, as well as in connection with sales of joint interests. The Company does not believe that these obligations are probable of having a material impact on its liquidity, financial position or future results of operations.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

Drilling commitments. The Company periodically enters into contractual arrangements under which the Company is committed to expend funds to drill wells in the future. The Company also enters into agreements to secure drilling rig services, which require the Company to make future minimum payments to the rig operators. The Company records drilling commitments in the periods in which the well is drilled or rig services are performed. Future minimum drilling commitments at December 31, 2014 are as follows (in millions):

2015	$303
2016	$197
2017	$113
2018	$32
2019	$2
Thereafter	$—
Lease agreements. The Company leases equipment and office facilities under operating leases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $66 million, $58 million and $48 million, respectively. These payments include $9 million, $10 million and $8 million associated with discontinued operations for the years ended December 31, 2014, 2013 and 2012, respectively, which are included in earnings from discontinued operations, net of tax, in the accompanying consolidated statements of operations. Future minimum lease commitments under noncancelable operating leases at December 31, 2014 are as follows (in millions):

2015	$30
2016	$22
2017	$20
2018	$19
2019	$19
Thereafter	$27
Firm purchase, gathering, processing, transportation and fractionation commitments. The Company from time to time enters into, and as of December 31, 2014 is a party to, take-or-pay agreements, which include contractual commitments to purchase sand and water to accommodate the Company's drilling operations and contractual commitments with midstream service companies and pipeline carriers for future gathering, processing, transportation and fractionation. These commitments are normal and customary for the Company's business activities. Future minimum purchase, gathering, processing, transportation and fractionation commitments at December 31, 2014 are as follows (in millions):

2015	$455
2016	$486
2017	$364
2018	$332
2019	$325
Thereafter	$1,011
Certain future minimum gathering, processing, transportation and fractionation fees are based upon rates and tariffs subject to change over the lives of the commitments. The above commitments include demand fees associated with volume delivery commitments, principally comprised of approximately 50,000 Bbls per day through August 2017 related to the Company's Permian Basin operations. If the Company does not expect to be able to fulfill its short-term and long-term delivery obligations from projected production of available reserves, the Company expects to purchase third party volumes to satisfy its commitment if it is economical to do so; otherwise, it will pay demand fees for commitment shortfalls.
NOTE K.     Related Party Transactions
Transactions with affiliated partnerships. Prior to December 2014, the Company, through a wholly-owned subsidiary, served as operator of properties in which it and its affiliated partnerships had an interest. The Company received lease operating and supervision charges in accordance with standard industry operating agreements related to the operation of the properties in

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

which it and its affiliated partnerships had an interest and other fees related to the administration of the affiliated partnerships. For the years ended December 31, 2014, 2013 and 2012, the Company received $3 million, $3 million and $2 million, respectively, associated with these fees.
In December 2014, the Company acquired the remaining limited partner interests in the affiliated partnerships and caused the partnerships to be merged with and into the Company. Prior to the acquisition, the Company proportionately consolidated the affiliated partnerships.
 Transactions with EFS Midstream. The Company, through a wholly-owned subsidiary, owns a noncontrolling interest in its unconsolidated affiliate, EFS Midstream. During the years ended December 31, 2014 and 2013, the Company received $50 million and $25 million, respectively, in distributions from EFS Midstream.
The Company also (i) provides certain services as the manager of EFS Midstream in accordance with a Master Services Agreement and (ii) is the operator of Eagle Ford Shale properties for which EFS Midstream provides certain services under a Hydrocarbon Gathering and Handling Agreement (the "HGH Agreement").
Master Services Agreement. The terms of the Master Services Agreement provide that the Company will perform certain manager services for EFS Midstream and be compensated by monthly fixed payments and variable payments attributable to expenses incurred by employees whose time is substantially dedicated to EFS Midstream's business. During 2014, 2013 and 2012, the Company received $3 million, $3 million and $2 million of fixed payments and $18 million, $16 million and $12 million of variable payments, respectively, from EFS Midstream. During 2013, the Company purchased other plant and equipment from EFS Midstream totaling $3 million.
Hydrocarbon Gathering and Handling Agreement. Under the terms of the HGH Agreement, EFS Midstream is obligated to construct certain equipment and facilities capable of gathering, treating and transporting oil and gas production from the Eagle Ford Shale properties operated by the Company. The HGH Agreement also obligates the Company and its Eagle Ford Shale working interest partners to use the EFS Midstream gathering, treating and transportation equipment and facilities. In accordance with the terms of the HGH Agreement, the Company paid EFS Midstream $103 million, $81 million and $59 million of gathering and treating fees during 2014, 2013 and 2012, respectively. Such amounts were expensed as oil and gas production costs in the accompanying consolidated statements of operations.
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
The following purchasers individually accounted for ten percent or more of the Company's consolidated oil, NGL and gas revenues, including the revenues from discontinued operations, in at least one of the three years ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Plains Marketing LP	24%	26%	25%
Occidental Energy Marketing Inc.	13%	12%	13%
Enterprise Products Partners L.P.	11%	12%	14%
Valero Marketing and Supply Company	10%	5%	—%
The loss of any of these significant purchasers could have a material adverse effect on the ability of the Company to sell its oil and gas production.

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

NOTE M.    Interest and Other Income
The following table provides the components of the Company's interest and other income during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Equity interest in income of EFS Midstream	$13	$7	$2
Other income	9	9	6
Deferred compensation plan income	3	6	2
Interest income	—	—	1
Loss from vertical integration services (a)	(16)	(5)	(12)
Total interest and other income	$9	$17	$(1)
 ______________________

(a)
Loss from vertical integration services represents net margins, after intercompany gains or losses are eliminated, associated with (i) sales of proppant to third-party customers and providing fracture stimulation and well services to working interest owners in Company-operated properties and (ii) extended idle time activities. For the three years ended December 31, 2014, 2013 and 2012, these net margins include $374 million, $285 million and $248 million of gross vertical integration revenues, respectively and $390 million, $290 million and $260 million of total vertical integration costs and expenses, respectively.

NOTE N.    Other Expense
The following table provides the components of the Company's other expense during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Transportation commitment charge (a)	$46	$39	$39
Other	19	16	20
Terminated drilling rig contract charges (b)	9	1	16
Impairment of inventory and other property and equipment (c)	8	62	6
Above market and idle drilling and well services equipment charges (d)	7	10	33
Contingency and environmental accrual adjustments	—	9	—
Total other expense	$89	$137	$114
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)	Primarily represents charges to terminate rig contracts that were not required to meet planned drilling activities.

(c)
Primarily represents charges of $8 million and $36 million to reduce excess materials and supplies inventories to their market values for the years ended December 31, 2014 and 2013, respectively, and a charge of $25 million for the year ended December 31, 2013 to reduce the carrying value of Sendero to its estimated fair value. See Notes C and D for additional information on the fair value of Sendero and material and supplies inventory, respectively.

(d)
Primarily represents expenses attributable to the portion of Pioneer's contracted drilling rig rates that were above market rates and idle drilling rig and fracture stimulation fleet fees, neither of which were chargeable to joint operations.

NOTE O.    Income Taxes
The Company and its eligible subsidiaries file a consolidated United States federal income tax return. Certain subsidiaries are not eligible to be included in the consolidated United States federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities. The tax returns and the amount of taxable income or loss are subject

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

to examination by United States federal, state, local and foreign taxing authorities. The Company made current and estimated tax payments of $22 million, $12 million and $32 million (net of tax refunds) during 2014, 2013 and 2012, respectively. These payments and net refunds include tax payments related to Pioneer South Africa's operations of $10 million during 2012.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. During 2014, the Company recognized a $21 million tax benefit resulting from the resolution of the tax uncertainty related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica.  There are no unrecognized tax benefits as of December 31, 2014.
With respect to income taxes, the Company's policy is to account for interest charges as interest expense and any penalties as other expense in the consolidated statements of operations. The Company files income tax returns in the United States federal jurisdiction, and various state and foreign jurisdictions. As of December 31, 2014, there are no proposed adjustments or uncertain positions in any jurisdiction that would have a significant effect on the Company's future results of operations or financial position. The Company's earliest open years in its key jurisdictions are as follows:

United States	2013
Various U.S. states	2009
South Africa	2009
The Company's income tax (provision) benefit and amounts separately allocated were attributable to the following items for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Income tax (provision) benefit from continuing operations	$(556)	$213	$(288)
Income tax (provision) benefit from discontinued operations	$60	$249	$181
Changes in stockholders' equity:
Net deferred hedge (loss) gain	$—	$—	$(2)
Excess tax benefit related to stock-based compensation	$19	$18	$58
Tax benefit attributable to conversion of 2.875% senior convertible notes	$—	$38	$—
Tax benefit attributable to 2013 merger with Pioneer Southwest	$—	$200	$—
Tax attributable to 2008 Pioneer Southwest initial public offering	$—	$—	$(49)

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The Company's income tax (provision) benefit attributable to income from continuing operations consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Current:
U.S. federal	$(3)	$(11)	$(5)
U.S. state	(1)	—	1
	(4)	(11)	(4)
Deferred:
U.S. federal	(537)	208	(270)
U.S. state	(15)	16	(14)
	(552)	224	(284)
Income tax (provision) benefit from continuing operations	$(556)	$213	$(288)
 Reconciliations of the United States federal statutory tax rate to the Company's effective tax rate for income (loss) from continuing operations are as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except percentages)
Income (loss) from continuing operations before income taxes	$1,597	$(574)	$832
Less: Net income attributable to noncontrolling interests	—	(39)	(51)
Income (loss) from continuing operations attributable to common stockholders before income taxes	1,597	(613)	781
Federal statutory income tax rate	35%	35%	35%
(Provision) benefit for federal income taxes at the statutory rate	(559)	215	(273)
State income tax (provision) benefit (net of federal tax)	(10)	10	(8)
Premier Silica benefit	21	—	—
Other	(8)	(12)	(7)
Income tax (provision) benefit from continuing operations	$(556)	$213	$(288)
Effective income tax rate, excluding income attributable to the noncontrolling interest	35%	35%	37%

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities related to continuing operations are as follows as of December 31, 2014 and 2013:

	December 31,
	2014	2013
	(in millions)
Deferred tax assets:
Net operating loss carryforward (a)	$330	$329
Asset retirement obligations	68	74
Incentive plans	71	68
Other	74	74
Total deferred tax assets	543	545
Deferred tax liabilities:
Oil and gas properties, principally due to differences in basis, depletion and the deduction of intangible drilling costs for tax purposes	(1,881)	(1,570)
Other property and equipment, principally due to the deduction of bonus depreciation for tax purposes	(251)	(255)
Net deferred hedge gains	(280)	(109)
Other	(95)	(103)
Total deferred tax liabilities	(2,507)	(2,037)
Net deferred tax liability	$(1,964)	$(1,492)
Reflected in accompanying consolidated balance sheets as:
Current deferred income tax liability	$(161)	$(19)
Noncurrent deferred income tax liability	(1,803)	(1,473)
Total	$(1,964)	$(1,492)
____________________

(a)
Net operating loss carryforwards as of December 31, 2014 consist of $927 million of U.S. federal NOLs which expire primarily in 2032 and $120 million of Colorado NOLs which expire between 2027 and 2033.

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

PIONEER NATURAL RESOURCES COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013, and 2012

The following table is a reconciliation of the Company's net income (loss) attributable to common stockholders to basic and diluted net income (loss) attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Net income (loss) from continuing operations attributable to common stockholders	$1,041	$(400)	$493
Participating basic earnings (a)	(10)	—	(2)
Basic and diluted net income (loss) from continuing operations attributable to common stockholders	1,031	(400)	491
Basic and diluted net loss from discontinued operations attributable to common stockholders	(111)	(438)	(301)
Basic and diluted net income (loss) attributable to common stockholders	$920	$(838)	$190
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

The following table is a reconciliation of basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013 (a)	2012
	(in millions)
Weighted average common shares outstanding:
Basic	144	136	123
Convertible Senior Notes dilution (b)	—	—	3
Diluted	144	136	126
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

(b)
Weighted average common shares outstanding have been increased to reflect the dilutive effect that would have resulted if the Convertible Senior Notes had qualified for and been converted during the year ended December 31, 2012.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

Oil & Gas Exploration and Production Activities
The Company has only one reportable operating segment, which is oil and gas exploration and production in the United States. See the Company's accompanying statements of operations for information about results of operations for oil and gas producing activities.
Capitalized Costs

	December 31,
	2014	2013 (a)
	(in millions)
Oil and gas properties:
Proved	$15,662	$14,292
Unproved	159	123
Capitalized costs for oil and gas properties	15,821	14,415
Less accumulated depletion, depreciation and amortization	(5,431)	(5,294)
Net capitalized costs for oil and gas properties	$10,390	$9,121
_______________

(a)
Includes $885 million of proved property and $391 million of accumulated depletion, depreciation and amortization related to Pioneer Alaska and the Barnett Shale field, which were classified as assets held for sale at December 31, 2013.

Costs Incurred for Oil and Gas Producing Activities (a)

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Property acquisition costs:
Proved	$19	$13	$17
Unproved	85	63	141
Exploration costs	1,943	1,291	967
Development costs	1,535	1,481	1,881
Total costs incurred	$3,582	$2,848	$3,006
_______________

(a)	The costs incurred for oil and gas producing activities includes the following amounts of asset retirement obligations:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Exploration costs	$3	$3	$2
Development costs	4	10	57
Total	$7	$13	$59
Reserve Quantity Information
The estimates of the Company's proved reserves as of December 31, 2014, 2013 and 2012 were based on evaluations prepared by the Company's engineers and audited by independent petroleum engineers with respect to the Company's major properties and prepared by the Company's engineers with respect to all other properties. Proved reserves were estimated in accordance with guidelines established by the United States Securities and Exchange Commission (the "SEC") and the FASB, which require that reserve estimates be prepared under existing economic and operating conditions based upon an average of the first-day-of-the-month commodity price during the 12-month period ending on the balance sheet date with no provision for price and cost escalations except by contractual arrangements.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

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

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

The following table provides a rollforward of total proved reserves for the years ended December 31, 2014, 2013 and 2012. Oil and NGL volumes are expressed in thousands of Bbls ("MBbls"), gas volumes are expressed in millions of cubic feet ("MMcf") and total volumes are expressed in thousands of barrels of oil equivalent ("MBOE").

	Year Ended December 31,
	2014				2013				2012
	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf) (a)	Total (MBOE)
Balance, January 1	342,105	185,422	1,906,341	845,250	486,838	232,576	2,197,480	1,085,661	430,005	211,035	2,531,038	1,062,881
Production (b)	(32,718)	(15,761)	(154,424)	(74,217)	(27,455)	(12,999)	(157,690)	(66,736)	(22,990)	(10,913)	(161,197)	(60,769)
Revisions of previous estimates	(46,354)	(20,125)	(2,574)	(66,907)	(184,359)	(64,986)	(304,531)	(300,101)	(11,158)	(17,417)	(485,216)	(109,444)
Extensions and discoveries	114,864	55,987	275,825	216,822	78,922	38,639	205,899	151,878	78,375	48,422	320,243	180,170
Sales of minerals-in-place	(26,952)	(36,926)	(359,548)	(123,803)	(11,937)	(7,931)	(35,326)	(25,756)	(275)	(588)	(16,845)	(3,671)
Purchases of minerals-in-place	1,139	647	3,252	2,328	96	123	509	304	5,383	2,037	9,457	8,996
Improved recovery	—	—	—	—	—	—	—	—	7,498	—	—	7,498
Balance, December 31 (c)	352,084	169,244	1,668,872	799,473	342,105	185,422	1,906,341	845,250	486,838	232,576	2,197,480	1,085,661
 ______________________

(a)
The proved gas reserves as of December 31, 2014, 2013 and 2012 include 191,932 MMcf, 240,093 MMcf and 280,344 MMcf, respectively, of gas that the Company expected to be produced and utilized as field fuel. Field fuel is gas consumed to operate field equipment (primarily compressors) prior to the gas being delivered to a sales point.

(b)
Production for 2014, 2013 and 2012 includes 16,738 MMcf, 18,813 MMcf and 18,930 MMcf of field fuel, respectively. Also, for 2014, 2013 and 2012, production includes 4,911 MBOE, 7,170 MBOE and 7,715 MBOE of production associated with discontinued operations. See Note C for additional information regarding the Company's discontinued operations.

(c)
As of December 31, 2013 and 2012, the portions of the Company's proved reserves attributable to discontinued operations in the Hugoton field, the Barnett Shale field and Alaska were 99,795 MBOE and 154,594 MBOE, respectively. Upon completion of the Pioneer Southwest merger in 2013, the Company had no proved reserves associated with any subsidiary in which there is a noncontrolling interest. Proved reserves attributable to noncontrolling interests in Pioneer Southwest were approximately two percent as of December 31, 2012.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

Revisions of previous estimates. At December 31, 2014, revisions of previous estimates are comprised of 79 MMBOE of negative revisions due to removing vertical proved undeveloped locations in the Spraberry/Wolfcamp play, replacing previously recorded undeveloped horizontal locations with new locations based on new well performance data, updated well performance profiles and updated cost estimates, partially offset by 12 MMBOE of positive price revisions. During 2014, the Company continued to shift its drilling activity in the Spraberry/Wolfcamp play in the Midland Basin of West Texas from vertical drilling to horizontal drilling. The Company believes that replacing vertical drilling with horizontal drilling will enhance ultimate resource recoveries and improve rates of return per dollar invested. As a result, Pioneer no longer expects to drill any vertical proved undeveloped locations. Consequently, the Company's proved undeveloped reserves were reduced by 39 MMBOE associated with vertical drilling locations in the Spraberry/Wolfcamp area. Based on the limited horizontal drilling conducted to date in six Wolfcamp and Spraberry shale intervals across Pioneer's acreage position in the Spraberry/Wolfcamp field, sufficient production and well control data is not yet available to support the replacement of the vertical proved undeveloped reserves removed in 2014 and 2013 with horizontal proved undeveloped reserve additions. During 2014, the Company also removed 14 MMBOE of proved undeveloped reserves associated with horizontal locations in the Spraberry/Wolfcamp area that are no longer expected to be drilled within five years as a result of optimizing the Company's horizontal drilling program in other areas of the field. Negative well performance revisions of 19 MMBOE were comprised of a combination of negative revisions associated with horizontal and vertical downspacing performance and normal production decline changes. Cost inflation resulted in negative revisions of 6 MMBOE due to the assumed economic limit of producing and planned wells being shortened. The December 31, 2014 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines was $94.98 per barrel of oil and $4.35 per Mcf of gas, compared to $96.82 per barrel of oil and $3.67 per Mcf of gas at December 31, 2013.
At December 31, 2013, revisions of previous estimates are comprised of 319 MMBOE of proved undeveloped reserves that were no longer expected to be drilled and 11 MMBOE of negative revisions attributable to updated performance profiles and cost estimates, partially offset by 30 MMBOE of positive price revisions. As noted above, the Company began shifting its drilling activity in the Spraberry/Wolfcamp play in the Midland Basin of West Texas from vertical drilling to horizontal drilling during 2013 based on the Company's belief that replacing vertical drilling with horizontal drilling would enhance ultimate resource recoveries and improve rates of return per dollar invested. As a result, Pioneer no longer expected to drill a significant number of its previously recorded vertical proved undeveloped locations. Consequently, proved undeveloped reserves associated with vertical drilling locations in the Spraberry/Wolfcamp area were reduced by 231 MMBOE during 2013. Pioneer also removed an additional 88 MMBOE of proved undeveloped reserves that were primarily attributable to the announced divestitures of Pioneer's Alaska and Barnett Shale Combo assets (45 MMBOE) and previously recorded gas wells that were no longer expected to be drilled due to the reallocation of drilling capital to higher-rate-of-return oil wells. The December 31, 2013 NYMEX price used for oil and gas reserve preparation based upon SEC guidelines was $96.82 per barrel of oil and $3.67 per Mcf of gas, compared to $94.84 per barrel of oil and $2.76 per Mcf of gas at December 31, 2012.
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
Extensions and discoveries. Extensions and discoveries at December 31, 2014, 2013 and 2012 are primarily comprised of discoveries and extensions in the Spraberry, Wolfcamp, Strawn and Atoka horizons in the Spraberry/Wolfcamp area and discoveries in the Eagle Ford Shale.
Sales of minerals-in-place. Sales of minerals-in-place in 2014, 2013 and 2012 are primarily related to the divestments of the Hugoton field, the Barnett Shale field and Pioneer Alaska in 2014, the divestment of 40 percent of the Company's interest in 207,000 net acres in the horizontal Wolfcamp Shale play in the southern portion of the Spraberry field in West Texas in 2013, and the divestment of Pioneer South Africa in 2012. See Note C for additional information regarding the Company's divestitures and discontinued operations.
Purchases of minerals-in-place. Purchases of minerals-in-place during all years are primarily attributable to acquisitions in the Company's Spraberry/Wolfcamp area.
Improved recovery. Additions from improved recovery during 2012 related to recognizing secondary recovery reserves attributable to waterflooding the Nuiqsut horizon of the Alaskan Oooguruk development project.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

The following table provides the Company's proved developed and proved undeveloped reserves for the years ended December 31, 2014, 2013 and 2012.

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBOE)
Proved Developed Reserves:
December 31, 2012	230,700	134,637	1,605,209	632,872
December 31, 2013	256,638	148,161	1,703,667	688,743
December 31, 2014	267,193	130,206	1,486,289	645,113

	Oil (MBbls)	NGLs (MBbls)	Gas (MMcf)	Total (MBOE)
Proved Undeveloped Reserves:
December 31, 2012	256,138	97,939	592,271	452,789
December 31, 2013	85,467	37,261	202,674	156,507
December 31, 2014	84,891	39,038	182,583	154,360
The following table summarizes the Company's proved undeveloped reserves activity during the year ended December 31, 2014 (in MBOE).

Beginning proved undeveloped reserves	156,507
Revisions of previous estimates	(59,329)
Extensions and discoveries	90,865
Sales of minerals-in-place	(6,535)
Transfers to proved developed	(27,148)
Ending proved undeveloped reserves	154,360
As of December 31, 2014, the Company had 394 proved undeveloped well locations as compared to 783 and 3,810 at December 31, 2013 and 2012, respectively. The Company has no proved undeveloped well locations that are scheduled to be drilled more than five years from their original date of booking.
The changes in proved undeveloped reserves during 2014 are comprised of the following items:
Revisions of previous estimates. Revisions of previous estimates are comprised of 59 MMBOE of negative revisions due to removing vertical proved undeveloped locations in the Spraberry/Wolfcamp play, replacing previously recorded undeveloped horizontal locations with new locations based on new well performance data, updated well performance profiles and updated cost estimates. As described in revisions of previous estimates of total proved reserves, the Company shifted its drilling activity in the Spraberry/Wolfcamp play in the Midland Basin of West Texas during 2014 and 2013 from vertical drilling to horizontal drilling, resulting in the 2014 removal of 39 MMBOE associated with proved undeveloped vertical locations. During 2014, the Company also removed 14 MMBOE of proved undeveloped reserves associated with horizontal locations in the Spraberry/Wolfcamp area that are no longer expected to be drilled within five years as a result of optimizing the Company's horizontal drilling program in other areas of the field.
Extensions and discoveries. Extensions and discoveries are primarily comprised of extensions and discoveries in the Spraberry, Wolfcamp, Strawn and Atoka horizons in the Spraberry/Wolfcamp area and discoveries in the Eagle Ford Shale.
Sales of minerals-in-place. Sales of minerals-in-place are primarily related to the divestments of the Hugoton field, the Barnett Shale field and Pioneer Alaska.
Transfers to proved developed. Transfers to proved developed reserves represents those undeveloped proved reserves that moved to proved developed as a result of development drilling during 2014. During 2014, the Company incurred $1.5 billion of development costs and developed 17 percent of its proved undeveloped reserves.
The Company uses both public and proprietary geologic data to establish continuity of the formation and its producing properties. This included seismic data and interpretations (2-D, 3-D and micro seismic); open hole log information (both vertical

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

and horizontally collected) and petrophysical analysis of the log data; mud logs; gas sample analysis; drill cutting samples; measurements of total organic content; thermal maturity; sidewall cores and data measured from the Company's internal core analysis facility. After the geologic area was shown to be continuous, statistical analysis of existing producing wells was conducted to generate areas of reasonable certainty at distances from established production. As a result of this analysis, proved undeveloped reserves for drilling locations within these areas of reasonable certainty were recorded during 2014.
While the Company expects, based on Management's Price Outlooks, that future operating cash flows will provide adequate funding for future development of its proved undeveloped reserves over the next five years, it may also use any combination of internally-generated cash flows, cash and cash equivalents on hand, availability under its credit facility, proceeds from the sale of joint interests and nonstrategic assets or external financing sources to fund these and other capital expenditures, including exploratory drilling and acquisitions. The following table represents the estimated timing and cash flows of developing the Company's proved undeveloped reserves as of December 31, 2014 (dollars in millions):

Year Ended December 31, (a)	Estimated Future Production (MBOE)	Future Cash Inflows	Future Production Costs	Future Development Costs	Future Net Cash Flows
2015	6,236	$412	$51	$677	$(316)
2016	13,139	788	106	687	(5)
2017	14,282	848	117	432	299
2018	13,608	846	115	459	272
2019	12,731	798	110	219	469
Thereafter (b)	94,364	5,477	1,362	24	4,091
	154,360	$9,169	$1,861	$2,498	$4,810
______________________

(a)	Production and cash flows represent the drilling results from the respective year plus the incremental effects of proved undeveloped drilling.

(b)	The $24 million of future development costs includes (i) $4 million of completion costs forecasted in 2020 and (ii) $20 million of net abandonment costs in future years.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

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
The following tables provide the standardized measure of discounted future cash flows as of December 31, 2014, 2013 and 2012, as well as a rollforward in total for each respective year:

	December 31,
	2014	2013	2012
	(in millions)
Oil and gas producing activities:
Future cash inflows	$42,061	$43,542	$56,693
Future production costs	(18,228)	(20,044)	(23,977)
Future development costs (a)	(4,285)	(4,102)	(9,804)
Future income tax expense	(4,874)	(4,955)	(6,600)
	14,674	14,441	16,312
10% annual discount factor	(6,889)	(7,140)	(9,959)
Standardized measure of discounted future cash flows (b)	$7,785	$7,301	$6,353
 __________________

(a)
Includes $626 million, $815 million and $840 million of undiscounted future asset retirement expenditures estimated as of December 31, 2014, 2013 and 2012, respectively, using current estimates of future abandonment costs. See Note I for additional information regarding the Company's discounted asset retirement obligations.

(b)	Includes $283 million attributable to a 48 percent noncontrolling interest in Pioneer Southwest for 2012.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Oil and gas sales, net of production costs	$(2,813)	$(2,500)	$(2,038)
Revisions of previous estimates:
Net changes in prices and production costs	(1,570)	(1,772)	(3,070)
Changes in future development costs	115	1,340	(1,649)
Revisions in quantities	(581)	(2,675)	(1,127)
Accretion of discount	1,326	832	1,109
Changes in production rates, timing and other (a)	608	2,454	743
Extensions, discoveries and improved recovery	4,086	2,248	1,731
Development costs incurred during the period	403	1,255	1,400
Sales of minerals-in-place	(1,123)	(338)	(38)
Purchases of minerals-in-place	34	4	172
Change in present value of future net revenues	485	848	(2,767)
Net change in present value of future income taxes	(1)	100	1,307
	484	948	(1,460)
Balance, beginning of year	7,301	6,353	7,813
Balance, end of year	$7,785	$7,301	$6,353
__________________

(a)
The Company's changes in Standardized Measure attributable to production rates, timing and other primarily represent changes in the Company's estimates of when proved reserve quantities will be realized. During the twelve months ended December 31, 2013, the Company's undiscounted future net cash flows from proved reserves declined; however, the timing of the recovery of the future net cash flows accelerated, partially due to the removal of lower-return-on-investment vertical well locations, resulting in an increase in Standardized Measure.

PIONEER NATURAL RESOURCES COMPANY

UNAUDITED SUPPLEMENTARY INFORMATION
December 31, 2014, 2013 and 2012

Selected Quarterly Financial Results
The following table provides selected quarterly financial results for the years ended December 31, 2014 and 2013, with adjustments to conform to the annual results:

	Quarter
	First	Second	Third	Fourth
	(in millions, except per share data)
Year Ended December 31, 2014:
Oil and gas revenues:
As reported	$910	$959	$967	$804
Adjustment for discontinued operations	(20)	(21)	—	—
As Adjusted	$890	$938	$967	$804
Total revenues and other income: (a)
As reported	$963	$953	$1,513	$1,666
Adjustment for discontinued operations	(19)	(21)	—	—
As Adjusted	$944	$932	$1,513	$1,666
Total costs and expenses:
As reported	$761	$861	$866	$1,000
Adjustment for discontinued operations	(13)	(16)	—	—
As Adjusted	$748	$845	$866	1,000
Net income	$123	$1	$374	$431
Net income attributable to common stockholders	$123	$1	$374	$431
Net income attributable to common stockholders per share:
Basic	$0.85	$0.01	$2.58	$2.92
Diluted	$0.85	$0.01	$2.58	$2.91
Year Ended December 31, 2013:
Oil and gas revenues:
As reported	$729	$781	$836	$810
Adjustment for discontinued operations	(16)	(18)	(16)	(18)
As Adjusted	$713	$763	$820	$792
Total revenues and other income: (a)
As reported	$767	$1,159	$823	$971
Adjustment for discontinued operations	(16)	(18)	(16)	(18)
As Adjusted	$751	$1,141	$807	$953
Total costs and expenses: (b)
As reported	$624	$636	$694	$2,328
Adjustment for discontinued operations	(14)	(13)	(14)	(13)
As Adjusted	$610	$623	$680	$2,315
Net income (loss)	$109	$351	$98	$(1,358)
Net income (loss) attributable to common stockholders	$101	$337	$91	$(1,367)
Net income (loss) attributable to common stockholders per share:
Basic	$0.77	$2.42	$0.65	$(9.82)
Diluted	$0.75	$2.40	$0.65	$(9.82)
 _____________________

(a)
The Company's total revenues and other income include net derivative losses of $104 million and $218 million during the first and second quarters of 2014, respectively, and net derivative gains of $341 million and $693 million during the third and fourth quarters of 2014, respectively. During 2013, the Company's total revenues and other income include net derivative gains of $144 million and $4 million during the second and fourth quarters, respectively, and net derivative losses of $42 million and $102 million during the first and third quarters, respectively.

(b)
During the fourth quarter of 2013, the Company's total costs and expenses include (i) charges of $1.5 billion to impair the carrying value of proved gas properties in the Raton field and (ii) charges of $49 million to impair the carrying value of excess materials inventory and other property and equipment held for sale.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
The Company's management, with the participation of its principal executive officer and principal financial officer assessed the effectiveness, as of December 31, 2014, of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting at a reasonable assurance level as of December 31, 2014, based on those criteria.
Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
The Board of Directors and Stockholders of
Pioneer Natural Resources Company
We have audited Pioneer Natural Resources Company's (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Pioneer Natural Resources Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Pioneer Natural Resources Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pioneer Natural Resources Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 19, 2015

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2015 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2015 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans
The following table summarizes information about the Company's equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders:
Pioneer Natural Resources Company:
2006 Long-Term Incentive Plan (b)(c)	106,278	$45.86	2,361,918
Employee Stock Purchase Plan (d)	—	—	475,362
Equity compensation plans not approved by security holders (e)	—	—	654,842
Total:	106,278	$45.86	3,492,122
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

(c)	The number of securities remaining for future issuance has been reduced by the maximum number of shares that could be issued pursuant to outstanding grants of performance units at December 31, 2014.

(d)
The number of remaining securities available for future issuance under the Company's Employee Stock Purchase Plan is based on the original authorized issuance of 750,000 shares plus an additional 500,000 shares supplementally approved less 774,638 cumulative shares issued through December 31, 2014.

(e)	These represent awards available for issuance under the Pioneer Southwest 2008 Long-Term Incentive Plan, which was assumed by the Company as part of the Pioneer Southwest merger.
See Note H of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for a description of each of the Company's equity compensation plans.

The remaining information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2015 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required in response to this Item will be set forth in the Company's definitive proxy statement for the annual meeting of stockholders to be held during May 2015 and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Financial Statements
Financial Statements
The following consolidated financial statements of the Company are included in "Item 8. Financial Statements and Supplementary Data":

•	Report of Independent Registered Pubic Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

•	Unaudited Supplementary Information

(b)	Exhibits
The exhibits to this Report that are required to be filed pursuant to Item 15(b) are listed below and in the "Exhibit Index" attached hereto.

(c)	Financial Statement Schedules
No financial statement schedules are required to be filed as part of this Report or they are inapplicable.

Exhibits

Exhibit Number		Description
2.1	—
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

3.3	—	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).
4.1	—
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
Second Supplemental Indenture dated November 13, 2009 by and among the Company, Pioneer Natural Resources USA, Inc. and Wells Fargo Bank, National Association, as trustee, with respect to the indenture identified above as Exhibit 4.10 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 13, 2009).

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
First Amendment to Second Amended and Restated 5-Year Revolving Credit Agreement dated as of December 20, 2012, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 20, 2012).

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
Amendment No. 7 to the Company's Long-Term Incentive Plan, effective November 20, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

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
First Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective November 20, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.14 H	—
Second Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective May 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 28, 2009).

10.15 H	—
Third Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

10.16 H	—
Fourth Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

10.17 H	—
Fifth Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective August 20, 2012 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13245).

10.18 H (a)	—	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with initial equity awards under the Company's 2006 Long-Term Incentive Plan.
10.19 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

10.20 H	—
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.21 H	—
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

10.22 H	—
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

10.23 H	—
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
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-13245).

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

10.28 H	—
First Amendment to Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan, effective September 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).

10.29 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.30 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.31 H	—
Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.32 H	—
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.33 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.34 H	—
Amendment No. 3 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 19, 2013 and effective January 1, 2009 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.35 H	—
Amendment No. 4 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.36 H	—
Pioneer USA 401(k) and Matching Plan, Amended and Restated, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.37 H (a)	—	First Amendment to Pioneer USA 401(k) and Matching Plan dated February 27, 2014.
10.38 H (a)	—	Second Amendment to Pioneer USA 401(k) and Matching Plan dated November 10, 2014.
10.39 H	—
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

10.40 H	—
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

10.41 H	—
Indemnification Agreement, dated March 4, 2013, between the Company and J.D. Hall, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42 H	—
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

10.43 H	—
Indemnification Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.44 H	—
Indemnification Agreement, dated July 7, 2014, between the Company and Phillip A. Gobe, together with a schedule identifying other substantially identical agreement between the Company and the other non-employee director identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 10, 2014).

10.45 H	—
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
Severance Agreement, dated effective August 10, 2005, between the Company and Kenneth Sheffield, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.49 H	—
Amendment to Severance Agreement, dated December 8, 2008, between the Company and Kenneth Sheffield, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Amendment to Severance Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.50 H	—
Severance Agreement, dated effective January 14, 2010, between the Company and J. D. Hall (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.51 H	—
Severance Agreement, dated effective January 1, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.52 H	—
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

10.53 H	—
Change in Control Agreement, dated March 4, 2013, between the Company and J. D. Hall, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.54 H	—
Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.55 H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (now known as the Pioneer 2008 PSE Employee Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.56 H	—
First Amendment to Pioneer 2008 PSE Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.57 H	—
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

PIONEER NATURAL RESOURCES COMPANY
Date:	February 19, 2015

		By:	/s/ Scott D. Sheffield
Scott D. Sheffield, Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott D. Sheffield	Chairman of the Board and Chief Executive Officer (principal executive officer)	February 19, 2015
Scott D. Sheffield

/s/ Timothy L. Dove	President, Chief Operating Officer and Director	February 19, 2015
Timothy L. Dove

/s/ Richard P. Dealy	Executive Vice President and Chief Financial Officer (principal financial officer)	February 19, 2015
Richard P. Dealy

/s/ Margaret M. Montemayor	Vice President and Chief Accounting Officer (principal accounting officer)	February 19, 2015
Margaret M. Montemayor

/s/ Edison C. Buchanan	Director	February 19, 2015
Edison C. Buchanan

/s/ Andrew F. Cates	Director	February 19, 2015
Andrew F. Cates

/s/ Phillip A. Gobe	Director	February 19, 2015
Phillip A. Gobe

/s/ Larry R. Grillot	Director	February 19, 2015
Larry R. Grillot

/s/ Stacy P. Methvin	Director	February 19, 2015
Stacy P. Methvin

/s/ Royce W. Mitchell	Director	February 19, 2015
Royce W. Mitchell

/s/ Charles E. Ramsey, Jr.	Director	February 19, 2015
Charles E. Ramsey, Jr.

/s/ Frank A. Risch	Director	February 19, 2015
Frank A. Risch

/s/ J. Kenneth Thompson	Director	February 19, 2015
J. Kenneth Thompson

/s/ Jim A. Watson	Director	February 19, 2015
Jim A. Watson

/s/ Phoebe A. Wood	Director	February 19, 2015
Phoebe A. Wood

Exhibit Index

Exhibit Number		Description
2.1	—
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

3.3	—	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).
4.1	—
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
First Amendment to Second Amended and Restated 5-Year Revolving Credit Agreement dated as of December 20, 2012, among the Company, as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 20, 2012).

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
Amendment No. 7 to the Company's Long-Term Incentive Plan, effective November 20, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

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
First Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective November 20, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.14 H	—
Second Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective May 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 28, 2009).

10.15 H	—
Third Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

10.16 H	—
Fourth Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on June 18, 2009).

10.17 H	—
Fifth Amendment to the Pioneer Natural Resources Company 2006 Long-Term Incentive Plan, effective August 20, 2012 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, File No. 1-13245).

10.18 H (a)	—	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with initial equity awards under the Company's 2006 Long-Term Incentive Plan.
10.19 H	—
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors to be used in connection with annual equity awards under the Company's 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-13245).

10.20 H	—
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to awards made under the Company's 2006 Long-Term Incentive Plan. (incorporated by reference to Exhibit 10.64 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.21 H	—
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

10.22 H	—
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

10.23 H	—
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
Form of Restricted Stock Unit Agreement between the Company and Scott D. Sheffield, with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, File No. 1-13245).

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

10.28 H	—
First Amendment to Amended and Restated Pioneer Natural Resources Company Employee Stock Purchase Plan, effective September 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 18, 2012).

10.29 H	—
The Company's Executive Deferred Compensation Plan, Amended and Restated, effective as of August 1, 2002 (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, File No. 1-13245).

10.30 H	—
Amendment No. 1 to the Company's Executive Deferred Compensation Plan, effective as of January 1, 2007 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-13245).

10.31 H	—
Amended and Restated Executive Deferred Compensation Plan, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on November 25, 2008).

10.32 H	—
Amendment No. 1 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2009 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-13245).

10.33 H	—
Amendment No. 2 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2011 (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-13245).

10.34 H	—
Amendment No. 3 to the Company's Amended and Restated Executive Deferred Compensation Plan, executed August 19, 2013 and effective January 1, 2009 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.35 H	—
Amendment No. 4 to the Company's Amended and Restated Executive Deferred Compensation Plan, effective January 1, 2014 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.36 H	—
Pioneer USA 401(k) and Matching Plan, Amended and Restated, effective as of January 1, 2013 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, File No. 1-13245).

10.37 H (a)	—	First Amendment to Pioneer USA 401(k) and Matching Plan dated February 27, 2014.
10.38 H (a)	—	Second Amendment to Pioneer USA 401(k) and Matching Plan dated November 10, 2014.
10.39 H	—
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

10.40 H	—
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

10.41 H	—
Indemnification Agreement, dated March 4, 2013, between the Company and J.D. Hall, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42 H	—
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

10.43 H	—
Indemnification Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.44 H	—
Indemnification Agreement, dated July 7, 2014, between the Company and Phillip A. Gobe, together with a schedule identifying other substantially identical agreement between the Company and the other non-employee director identified on the schedule (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on July 10, 2014).

10.45 H	—
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
Severance Agreement, dated effective August 10, 2005, between the Company and Kenneth Sheffield, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Severance Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.49 H	—
Amendment to Severance Agreement, dated December 8, 2008, between the Company and Kenneth Sheffield, together with a schedule identifying the other substantially identical agreement between the Company and the executive officer identified on the schedule and identifying the material differences between that agreement and the filed Amendment to Severance Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.50 H	—
Severance Agreement, dated effective January 14, 2010, between the Company and J. D. Hall (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.51 H	—
Severance Agreement, dated effective January 1, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.52 H	—
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

10.53 H	—
Change in Control Agreement, dated March 4, 2013, between the Company and J. D. Hall, together with a schedule identifying other substantially identical agreements between the Company and the executive officers identified on the schedule and identifying the material differences between each of those agreements and the filed Change in Control Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, File No. 1-13245).

10.54 H	—
Change in Control Agreement, dated March 13, 2014, between the Company and Margaret M. Montemayor (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, File No. 1-13245).

10.55 H	—
Pioneer Southwest Energy Partners L.P. 2008 Long Term Incentive Plan (now known as the Pioneer 2008 PSE Employee Long Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.56 H	—
First Amendment to Pioneer 2008 PSE Employee Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on December 17, 2013).

10.57 H	—
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