Form 10-Q
period 2015-05-07
PIONEER NATURAL RESOURCES CO
filed 2015-05-07
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of May 4, 2015                               149,298,875

PIONEER NATURAL RESOURCES COMPANY

PIONEER NATURAL RESOURCES COMPANY
Cautionary Statement Concerning Forward-Looking Statements
The information in this Quarterly Report on Form 10-Q (this "Report") contains forward-looking statements that involve risks and uncertainties. When used in this document, the words "believes," "plans," "expects," "anticipates," "forecasts," "intends," "continue," "may," "will," "could," "should," "future," "potential," "estimate" or the negative of such terms and similar expressions as they relate to Pioneer Natural Resources Company ("Pioneer" or the "Company") are intended to identify forward-looking statements, which are generally not historical in nature. The forward-looking statements are based on the Company's current expectations, assumptions, estimates and projections about the Company and the industry in which the Company operates. Although the Company believes that the expectations and assumptions reflected in the forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond the Company's control.
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned divestitures, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383	$1,025
Accounts receivable:
Trade, net	341	436
Due from affiliates	2	4
Income taxes receivable	22	23
Inventories	266	241
Prepaid expenses	20	15
Derivatives	624	578
Other	36	37
Total current assets	1,694	2,359
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	16,005	15,662
Unproved properties	162	159
Accumulated depletion, depreciation and amortization	(5,727)	(5,431)
Total property, plant and equipment	10,440	10,390
Goodwill	272	272
Other property and equipment, net	1,406	1,391
Investment in unconsolidated affiliate	259	239
Derivatives	181	181
Other, net	95	94
	$14,347	$14,926

The financial information included as of March 31, 2015 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$841	$1,197
Due to affiliates	37	123
Interest payable	20	40
Income taxes payable	1	1
Deferred income taxes	185	161
Derivatives	16	3
Other	62	55
Total current liabilities	1,162	1,580
Long-term debt	2,668	2,665
Derivatives	—	2
Deferred income taxes	1,738	1,803
Other liabilities	280	287
Equity:
Common stock, $.01 par value; 500 million shares authorized; 152 million shares issued as of March 31, 2015 and December 31, 2014, respectively	2	2
Additional paid-in capital	6,190	6,167
Treasury stock at cost: 3 million shares as of March 31, 2015 and December 31, 2014, respectively	(201)	(171)
Retained earnings	2,500	2,583
Total equity attributable to common stockholders	8,491	8,581
Noncontrolling interests in consolidating subsidiaries	8	8
Total equity	8,499	8,589
Commitments and contingencies
	$14,347	$14,926

The financial information included as of March 31, 2015 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues and other income:
Oil and gas	$517	$890
Sales of purchased oil and gas	103	147
Interest and other	6	5
Derivative gains (losses), net	241	(104)
Gain on disposition of assets, net	1	6
	868	944
Costs and expenses:
Oil and gas production	180	158
Production and ad valorem taxes	39	55
Depletion, depreciation and amortization	310	217
Purchased oil and gas	108	143
Impairment of oil and gas properties	138	—
Exploration and abandonments	25	31
General and administrative	82	81
Accretion of discount on asset retirement obligations	3	3
Interest	46	45
Other	48	15
	979	748
Income (loss) from continuing operations before income taxes	(111)	196
Income tax benefit (provision)	37	(51)
Income (loss) from continuing operations	(74)	145
Loss from discontinued operations, net of tax	(4)	(22)
Net income (loss) attributable to common stockholders	$(78)	$123

Basic and diluted earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$(0.50)	$1.00
Loss from discontinued operations	(0.02)	(0.15)
Net income (loss)	$(0.52)	$0.85

Basic and diluted weighted average shares outstanding	149	143

Dividends declared per share	$0.04	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
Balance as of December 31, 2014	149	$2	$6,167	$(171)	$2,583	$8	$8,589
Dividends declared ($0.04 per share)	—	—	—	—	(5)	—	(5)
Purchases of treasury stock	—	—	—	(30)	—	—	(30)
Tax benefits related to stock-based compensation	—	—	1	—	—	—	1
Compensation costs included in net income	—	—	22	—	—	—	22
Net loss	—	—	—	—	(78)	—	(78)
Balance as of March 31, 2015	149	$2	$6,190	$(201)	$2,500	$8	$8,499

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(78)	$123
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	310	217
Impairment of oil and gas properties	138	—
Impairment of inventory and other property and equipment	6	—
Exploration expenses, including dry holes	5	7
Deferred income taxes	(37)	39
Gain on disposition of assets, net	(1)	(6)
Accretion of discount on asset retirement obligations	3	3
Discontinued operations	(3)	103
Interest expense	5	4
Derivative related activity	(35)	86
Amortization of stock-based compensation	22	22
Other	(1)	7
Change in operating assets and liabilities:
Accounts receivable, net	96	(37)
Income taxes receivable	1	5
Inventories	(34)	(16)
Prepaid expenses	(5)	(1)
Other current assets	(7)	(3)
Accounts payable	(250)	(70)
Interest payable	(20)	(26)
Income taxes payable	—	9
Other current liabilities	(11)	—
Net cash provided by operating activities	104	466
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	4	86
Additions to oil and gas properties	(658)	(664)
Additions to other assets and other property and equipment, net	(63)	(48)
Net cash used in investing activities	(717)	(626)
Cash flows from financing activities:
Borrowings under long-term debt	—	150
Principal payments on long-term debt	—	(100)
Payments of other liabilities	—	(1)
Exercise of long-term incentive plan stock options	—	4
Purchases of treasury stock	(30)	(31)
Tax benefits related to stock-based compensation	1	2
Net cash provided by (used in) financing activities	(29)	24
Net decrease in cash and cash equivalents	(642)	(136)
Cash and cash equivalents, beginning of period	1,025	393
Cash and cash equivalents, end of period	$383	$257

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE A. Organization and Nature of Operations
Pioneer Natural Resources Company ("Pioneer" or the "Company") is a Delaware corporation whose common stock is listed and traded on the New York Stock Exchange. The Company is a large independent oil and gas exploration and production company operating in the United States, with operations primarily in the Permian Basin in West Texas, the Eagle Ford Shale play in South Texas, the Raton field in southeastern Colorado and the West Panhandle field in the Texas Panhandle.
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Certain reclassifications have been made to the 2014 financial statement and footnote amounts in order to conform to the 2015 presentation.
New accounting pronouncements. In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, "Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as assets. The guidance is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted and is to be implemented retrospectively. Adoption of the new guidance will only affect the presentation of the Company's consolidated balance sheets and will not have a material impact.
In February 2015, the FASB issued ASU 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for periods beginning after December 15, 2015 with early adoption permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The new guidance is effective for annual reporting periods beginning after December 15, 2016 for public companies, with early adoption not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. In April 2015, the FASB issued an exposure draft proposing to defer the effective date until annual reports beginning after December 15, 2017. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements or decided upon the method of adoption.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 prospectively changes the criteria for reporting discontinued operations while enhancing disclosures around disposals of assets whether or not the disposal meets the definition of a discontinued operation. The Company adopted ASU 2014-08 effective January 1, 2015 for disposals that have not been reported in the Company's previously issued consolidated financial statements. The impact of this guidance on the Company's consolidated financial statements will depend on the magnitude and nature of the Company's disposal transactions in the future.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE C. Divestitures
Divestitures Recorded in Continuing Operations
For the three months ended March 31, 2015 and 2014, the Company recorded net gains on disposition of assets in continuing operations of $1 million and $6 million, respectively, which were primarily comprised of the following:

•
Vertical drilling rigs. In March 2014, the Company completed the sale of Sendero Drilling Company, LLC ("Sendero") to Sendero's minority interest owner for cash proceeds of $31 million, which resulted in a gain of $1 million. As part of the sales agreement, the Company committed to a lease agreement with Sendero for 12 vertical rigs through December 31, 2015, and eight vertical rigs in 2016. During the three months ended March 31, 2015, the Company incurred $9 million of idle drilling rig fees related to the leased Sendero rigs.

•
Permian Basin. During February 2014, the Company completed the sale of proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for cash proceeds of $72 million, which resulted in a gain of $2 million.

Divestitures Recorded as Discontinued Operations
During 2014, the Company completed the sales of its (i) net assets in the Hugoton field in southwest Kansas for cash proceeds of $328 million, (ii) net assets in the Barnett Shale field in North Texas for cash proceeds of $150 million and (iii) capital stock in its Alaskan subsidiary ("Pioneer Alaska") for cash proceeds of $267 million. The Company has classified its Hugoton, Barnett Shale and Pioneer Alaska results of operations as income (loss) from discontinued operations, net of tax, in the accompanying consolidated statements of operations.
The following table represents the components of the Company's discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)

Revenues and other income (a)	$—	$118
Costs and expenses (b)	6	152
Loss from discontinued operations before income taxes	(6)	(34)
Deferred tax benefit	2	12
Loss from discontinued operations	$(4)	$(22)
 ____________________

(a)	Primarily comprised of oil and gas revenues and cash received associated with Alaskan Petroleum Production Tax credits on qualifying capital expenditures.

(b)
Costs and expenses during 2015 were primarily comprised of an arbitration award related to plugging and abandonment obligations associated with two Gulf of Mexico wells from which Pioneer withdrew in 2009. Costs and expenses in 2014 were primarily comprised of oil and gas production costs and impairment charges. See Note D for information about impairment charges on the Barnett Shale assets and Pioneer Alaska.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 for each of the fair value hierarchy levels:

	Fair Value Measurement at March 31, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2015
	(in millions)
Assets:
Commodity derivatives	$—	$805	$—	$805
Deferred compensation plan assets	73	—	—	73
Total assets	73	805	—	878
Liabilities:
Commodity derivatives	—	3	—	3
Interest rate derivatives	—	13	—	13
Total liabilities	—	16	—	16
Total recurring fair value measurements	$73	$789	$—	$862
Commodity derivatives. The Company's commodity derivatives represent oil, natural gas liquids ("NGL") and gas swap contracts and collar contracts with short puts. The asset and liability measurements for the Company's commodity derivative contracts represent Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
The asset and liability values attributable to the Company's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2015, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Interest rate derivatives. The Company's interest rate derivative liabilities represent Treasury rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) London Interbank Offered Rate ("LIBOR") yield curves provided by counterparties and corroborated with forward active market-quoted LIBOR yield curves and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative fair value measurements represent Level 2 inputs in the hierarchy priority.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. During the three months ended March 31, 2015, the Company recorded charges in other expense in the Company's accompanying consolidated statements of operations of $6 million to reduce the carrying value of inventory to fair value.
Proved oil and gas properties. During the three months ended March 31, 2015, reductions in management's longer-term commodity price outlooks ("Management's Price Outlooks") provided indications of possible impairment of the Company's oil and gas properties in the West Panhandle field. As a result of management's assessments, during the first quarter of 2015, the Company recognized a pretax noncash impairment charge of $138 million to reduce the carrying value of the West Panhandle field to its estimated fair value.
The Company calculated the fair value of the West Panhandle field as of March 31, 2015 using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculation of the West Panhandle field's discounted future cash flows as of March 31, 2015 included Management's Price Outlooks for (i) oil prices of $65.02 per barrel ("Bbl") and (ii) gas prices of $3.83 per million British thermal units ("MMBtu") and management's outlooks for (iii) production costs, (iv) capital expenditures, (v) production and (vi) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party futures price outlooks as of a measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.
Assets associated with divestitures. Long-lived assets that are classified as held for sale are recorded at the lower of the asset's net carrying amount or estimated fair value less costs to sell. The Barnett Shale field assets and Pioneer Alaska were classified as held for sale at December 31, 2013 and carried as such until their divestitures in September 2014 and April 2014, respectively. Associated therewith, during the three months ended March 31, 2014, the Company recognized impairment charges of $14 million and $97 million, respectively, to reduce the carrying values of the Barnett Shale field assets and Pioneer Alaska to their estimated fair values, less costs to sell at March 31, 2014.
See Note C for additional information regarding the Company's divestitures of the Barnett Shale field assets and Pioneer Alaska.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$2,668	$2,987	$2,665	$2,938
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
March 31, 2015
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
The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2015 and the weighted average oil prices for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2015	2016
Swap contracts:
Volume (Bbl)	82,000	—
Price per Bbl	$71.18	$—
Collar contracts with short puts:
Volume (Bbl) (a)(b)	15,000	73,000
Price per Bbl:
Ceiling	$97.69	$79.48
Floor	$82.97	$69.53
Short put	$69.67	$47.36
Rollfactor swap contracts:
Volume (Bbl)	37,000	—
NYMEX roll price (c)	$0.06	$—
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

(b)
During the period from April 1, 2015 through May 5, 2015, the Company entered into additional oil collar contracts with short puts for 10,000 Bbl per day of 2016 production with a ceiling price of $71.10 per Bbl, a floor price of $60.00 per Bbl and a short put price of $47.50 per Bbl.

(c)
Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu or Conway fractionation facilities' NGL component product prices.
The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of March 31, 2015 and the weighted average NGL prices for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2015	2016
Ethane swap contracts:
Volume (Bbl)	6,000	4,000
Average price per Bbl	$7.80	$12.29
Propane swap contracts:
Volume (Bbl)	11,000	2,000
Average price per Bbl	$21.62	$21.63
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of March 31, 2015 and the weighted average gas prices for those contracts:

	Nine Months Ending December 31,	Year Ending December 31,
	2015	2016	2017
Swap contracts:
Volume (MMBtu)	20,000	70,000	—
Price per MMBtu	$4.31	$4.06	$—
Collar contracts with short puts:
Volume (MMBtu)	285,000	20,000	—
Price per MMBtu:
Ceiling	$5.07	$5.36	$—
Floor	$4.00	$4.00	$—
Short put	$3.00	$3.00	$—
Basis swap contracts (a):
Gulf Coast index swap volume	20,000	—	—
Price differential ($/MMBtu)	$—	$—	$—
Mid-Continent index swap volume (b)	95,000	15,000	30,000
Price differential ($/MMBtu)	$(0.24)	$(0.32)	$(0.34)
Permian Basin index swap volume	10,000	—	—
Price differential ($/MMBtu)	$(0.13)	$—	$—
____________________

(a)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast, Mid-Continent and Permian Basin gas, respectively, and the NYMEX Henry Hub index price used in gas swap and collar contracts.

(b)
During the period from April 1, 2015 through May 5, 2015, the Company entered into additional basis swap contracts for 15,000 MMBtu per day of the Company's 2017 production with a negative price differential of $0.27 per MMBtu between the relevant index price and the NYMEX price.

Marketing and basis differential derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2015, the Company had marketing oil index swap contracts for 10,000 Bbl per day for 2015 with a price differential of $2.99 per Bbl between Cushing WTI and LLS. During the period from April 1, 2015 through May 5, 2015, the Company entered into additional oil index swap contracts for 6,000 Bbl per day for June 2015 with a price differential of $5.70 per Bbl between Cushing WTI and LLS.
Interest rate derivative activities. As of March 31, 2015, the Company was a party to (i) interest rate derivative contracts that expire on June 30, 2015 for a notional amount of $200 million and (ii) interest rate derivative contracts that expire on September 15, 2015 for a notional amount of $150 million. The Company will pay an average fixed rate of 2.43 percent and 2.37 percent, respectively, in exchange for receiving the 10-year Treasury rate as of the expiration date.
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
March 31, 2015
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2015
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$627	$(3)	$624
Commodity price derivatives	Derivatives - noncurrent	$183	$(2)	181
				$805
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$6	$(3)	$3
Interest rate derivatives	Derivatives - current	$13	$—	13
Commodity price derivatives	Derivatives - noncurrent	$2	$(2)	—
				$16

Fair Value of Derivative Instruments as of December 31, 2014
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$579	$(1)	$578
Commodity price derivatives	Derivatives - noncurrent	$182	$(1)	181
				$759
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Interest rate derivatives	Derivatives - current	$3	$—	3
Commodity price derivatives	Derivatives - noncurrent	$3	$(1)	2
				$5

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
March 31, 2015
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging	Location of Gain / (Loss) Recognized in	Three Months Ended March 31,
Instruments	Earnings on Derivatives	2015	2014
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$251	$(114)
Interest rate derivatives	Derivative gains (losses), net	(10)	10
Total		$241	$(104)
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
The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2015:

Three Months Ended March 31, 2015
(in millions)
Beginning capitalized exploratory costs	$305
Additions to exploratory costs pending the determination of proved reserves	226
Reclassification due to determination of proved reserves	(216)
Exploratory well costs charged to exploration expense	(5)
Ending capitalized exploratory costs	$310
As of March 31, 2015 and December 31, 2014, the Company had no exploratory projects for which exploratory costs have been capitalized for a period greater than one year from the date drilling was completed.
NOTE G. Long-term Debt
The Company's long-term debt consists of senior notes and a revolving corporate credit facility (the "Credit Facility"), including the effects of net deferred fair value hedge losses and issuance discounts. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in December 2017. As of March 31, 2015, the Company had no outstanding borrowings under the Credit Facility and was in compliance with all of its debt covenants.
NOTE H. Incentive Plans
Stock-based compensation
For the three months ended March 31, 2015, the Company recorded $29 million of stock-based compensation expense for all plans, as compared to $31 million for the same period of 2014. As of March 31, 2015, there was $200 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $44 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2015 and December 31, 2014, accounts payable – due to affiliates includes $6 million and $23 million, respectively, of liabilities attributable to Liability Awards.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table summarizes the activity that occurred during the three months ended March 31, 2015, for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2014	1,233,539	328,087	154,733	199,058
Awards granted	422,966	158,726	82,431	—
Awards vested	(476,698)	(160,751)	—	—
Awards forfeited	(3,624)	(7,233)	—	—
Outstanding as of March 31, 2015	1,176,183	318,829	237,164	199,058
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning asset retirement obligations	$189	$194
New wells placed on production	1	1
Changes in estimates	—	1
Dispositions	—	(1)
Liabilities settled	(5)	(4)
Accretion of discount	3	3
Ending asset retirement obligations	$188	$194
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2015, the current portion of the Company's asset retirement obligations was $31 million, as compared to $28 million at December 31, 2014.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Deferred compensation plan income	$3	$2
Equity interest in income of EFS Midstream (a)	2	3
Other income	1	2
Loss from vertical integration services (b)	—	(2)
Total interest and other income	$6	$5
 ____________________

(a)
The Company accounts for its investment in EFS Midstream LLC ("EFS Midstream") using the equity method. EFS Midstream is providing gathering, treating and transportation services for the Company during a 20-year contractual term.

(b)
Loss from vertical integration services primarily represents net margins that result from Company-provided fracture stimulation and related service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2015, these vertical integration net margins included $112 million of revenues and $112 million of costs and expenses. For the same period in 2014, these vertical integration net margins included $92 million of revenues and $94 million of costs and expenses.

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Idle drilling and well services equipment charges (a)	$23	$—
Transportation commitment charge (b)	14	11
Impairment of inventory (c)	6	—
Other	5	2
Contingency and environmental accrual adjustments	—	2
Total other expense	$48	$15
 ____________________

(a)	Primarily represents expenses attributable to idle drilling rig fees, which are not chargeable to joint operations.

(b)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(c)	Represents charges to reduce excess material and supplies inventories to their market values. See Note D for additional information on the fair value of materials and supplies inventory.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

NOTE M. Income Taxes
The Company's income tax benefit (provision) attributable to income from continuing operations consisted of the following for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Current tax provision	$—	$(12)
Deferred tax benefit (provision)	37	(39)
Income tax benefit (provision)	$37	$(51)
For the three months ended March 31, 2015, the Company's effective tax rate, excluding income attributable to noncontrolling interests, was 33 percent, as compared to an effective rate of 26 percent for the same period in 2014. The Company's effective tax rates differed from the U.S. statutory rate of 35 percent primarily due to state income tax apportionments, nondeductible expenses and, for the three months ended March 31, 2014, the recognition of a $21 million tax benefit resulting from the resolution during the first quarter of 2014 of a tax uncertainty related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. The Company has no unrecognized tax benefits as of March 31, 2015.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2012 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2009. As of March 31, 2015, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Income (Loss) Per Share
The following table reconciles the Company's income (loss) from continuing operations to basic and diluted net income (loss) attributable to common stockholders for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Income (loss) from continuing operations	$(74)	$145
Participating basic earnings	—	(1)
Basic and diluted income (loss) from continuing operations	(74)	144
Basic and diluted loss from discontinued operations	$(4)	$(22)
Basic and diluted net income (loss) attributable to common stockholders	$(78)	$122
Basic and diluted weighted average common shares outstanding were 149 million for the three months ended March 31, 2015 and 143 million for the three months ended March 31, 2014.
NOTE O. Subsequent Events
Restructuring. On May 4, 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pumping services operations. The Company also expects to relocate a number of employees from Denver to its corporate headquarters in Irving, Texas. This initiative is expected to be substantially completed by the end of the third quarter of 2015.
The Company estimates that it will incur $15 million to $30 million of one-time restructuring costs in connection with this plan, primarily made up of employee severance and relocation costs.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

EFS Midstream. During November 2014, the Company announced that it is pursuing the divestment of its 50.1 percent share of EFS Midstream. The Company accounts for EFS Midstream under the equity method of accounting for investments in unconsolidated affiliates. The Company is continuing to make progress towards divesting its equity investment in EFS Midstream; however, no assurance can be given that the sale will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the first quarter of 2015 included the following highlights:

•
Net loss attributable to common stockholders for the first quarter of 2015 was $78 million ($0.52 per diluted share), as compared to net income of $123 million ($0.85 per diluted share) for the first quarter of 2014. The decrease in net income attributable to common stockholders is comprised of a $219 million decrease in net income from continuing operations attributable to common stockholders, offset by an $18 million decrease in loss from discontinued operations, net of tax.

The primary components of the decrease in net income from continuing operations include:

•	a $373 million decrease in oil and gas revenues as a result of a 50 percent decrease in the average commodity prices per BOE, partially offset by a 17 percent increase in sales volumes;

•	a $138 million noncash impairment charge related to the Company's West Panhandle field in the first quarter of 2015;

•	a $93 million increase in DD&A expense, primarily attributable to the 17 percent increase in sales volumes and reductions in proved reserves as a result of the recent decline in commodity prices;

•	a $33 million increase in other expenses, primarily related to idle drilling rig charges; and

•	a $6 million increase in total oil and gas production costs and production and ad valorem taxes, primarily associated with the 17 percent increase in sales volumes; partially offset by

•	a $345 million increase in net derivative gains, primarily as a result of decreases in forward commodity prices and changes in the Company's portfolio of derivatives; and

•	an $88 million decrease in the Company's income tax provision as a result of the Company's decrease in income from continuing operations before taxes.
The decrease in loss from discontinued operations, net of tax, is due to the Company's sales of Pioneer Alaska in April 2014 and its Hugoton field assets and Barnett Shale field assets in September 2014.

•
During the first quarter of 2015, average daily sales volumes from continuing operations increased by 17 percent to 193,823 BOEPD, as compared to 165,653 BOEPD during the first quarter of 2014. The increase in first quarter 2015 average daily sales volumes, as compared to the first quarter of 2014, is primarily due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale drilling programs.

•
Average oil, NGL and gas prices decreased during the first quarter of 2015 to $43.02 per Bbl, $15.00 per Bbl and $2.70 per Mcf, respectively, as compared to $92.38 per Bbl, $32.82 per Bbl and $4.75 per Mcf, respectively, in the first quarter of 2014.

•
Net cash provided by operating activities decreased to $104 million for the three months ended March 31, 2015, as compared to $466 million for the three months ended March 31, 2014. The $362 million decrease in net cash provided by operating activities is primarily due to the decrease in oil, NGL and gas prices, partially offset by an increase in net cash flows from derivative settlements and an increase in oil and gas sales volumes.

•	As of March 31, 2015, the Company's net debt to book capitalization increased to 21 percent, as compared to 16 percent at December 31, 2014, due to a decrease in cash and cash equivalents.
Recent Developments
Commodity prices. North American oil, NGL and gas prices remain under pressure given the current over supply of such commodities. Although there has been a dramatic decrease in drilling activity in the industry, oil and NGL storage levels in the United States have risen to record highs. In recent weeks, oil, NGL and gas prices have stabilized as production in the United States has leveled out and is no longer growing at the pace seen over the past couple of years. However, until the overhang in storage levels begins to decline, prices are expected to remain under pressure. The reduced demand for drilling rigs, oilfield supplies, drill pipe and utilities, for which prices had reached very high levels during a period of high utilization in 2014, has led to a decline of these costs. However, their declines have significantly lagged behind the declines in oil, NGL and gas prices. As a result of these circumstances, the Company experienced significant operating margin deterioration during the first quarter of 2015. The duration and magnitude of the commodity price declines and the timing and amount of cost reductions cannot be predicted.
 Low price environment initiatives. As a result of the significant drop in commodity prices, the Company has implemented initiatives to reduce capital spending, operating costs and general and administrative expenses to minimize spending in excess of

PIONEER NATURAL RESOURCES COMPANY

estimated cash flows for 2015 and to maintain significant financial flexibility. This plan includes reducing drilling and infrastructure development activities until margins improve as a result of (i) increased commodity prices, (ii) decreased well costs and/or (iii) efficiency and productivity improvements.
 Pioneer reduced its rig activity to 16 horizontal rigs drilling by the end of February 2015. The Company is continuing to work with drilling and service providers to reduce drilling and completion costs. To date, Pioneer has achieved reductions of approximately 15 percent in drilling and completion costs, as compared to 2014 average well costs, and is targeting an additional five percent reduction by the end of 2015. Rigs have been terminated or stacked in the Spraberry/Wolfcamp and the Eagle Ford Shale areas. The Company's asset teams are also continuing to implement initiatives to reduce controllable production costs as well as initiatives to gain operating efficiencies.
Restructuring. On May 4, 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pumping services operations. The Company also expects to relocate a number of employees from Denver to its corporate headquarters in Irving, Texas. This initiative is expected to be substantially completed by the end of the third quarter of 2015.
The Company estimates that it will incur $15 million to $30 million of one-time restructuring costs in connection with this plan, primarily made up of employee severance and relocation costs.
EFS Midstream. During November 2014, the Company announced that it is pursuing the divestment of its 50.1 percent share of EFS Midstream. The Company accounts for EFS Midstream under the equity method of accounting for investments in unconsolidated affiliates. The Company is continuing to make progress towards divesting its equity investment in EFS Midstream; however, no assurance can be given that the sale will be completed in accordance with the Company's plans or on terms and at a price acceptable to the Company.
Potential Drilling Rig Additions. The Company is currently evaluating whether to add incremental drilling rigs during the second half of 2015 in the northern Spraberry/Wolfcamp area. The evaluation includes, among other items, assessing the outlook for oil prices, completing the divestiture of the Company's share of EFS Midstream and progressing the cost savings and efficiency initiatives that are underway. No assurance can be given that the decision will be made to add drilling rigs or, if a decision is made to add drilling rigs, the number of rigs or timing of adding such rigs during the second half of 2015.

 Second Quarter 2015 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending June 30, 2015:
Production is forecasted to average 198,000 to 203,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $13.00 to $15.00 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $16.00 to $18.00 per BOE.
Total exploration and abandonment expense is expected to be $25 million to $35 million. General and administrative expense is expected to be $80 million to $85 million. Interest expense is expected to be $45 million to $50 million, and other expense is expected to be $50 million to $60 million. Accretion of discount on asset retirement obligations is expected to be $3 million to $5 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Cash income taxes are expected to range from $1 million to $5 million and are primarily attributable to state taxes.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2015:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	74,538	19,760	104,519	111,718
South Texas - Eagle Ford Shale	19,000	11,990	97,601	47,256
Raton Basin	—	—	116,003	19,334
West Panhandle	3,013	3,457	15,346	9,028
South Texas - Other	2,002	156	25,912	6,477
Other	1	1	47	10
Total	98,554	35,364	359,428	193,823
The Company's total liquids production from continuing operations increased to 69 percent of total production, on a BOE basis, for the three months ended March 31, 2015, as compared to 68 percent for the same period last year. The Company's liquids revenue as a percent of total commodity sales was 83 percent for the three months ended March 31, 2015, as compared to 85 percent for the same period last year, due to oil and NGL prices having decreased at higher percentages than gas prices have decreased.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2015:

	Unproved Acquisition	Exploration	Development
	Costs	Costs	Costs	Total
	(in millions)
Permian Basin	$6	$169	$212	$387
South Texas - Eagle Ford Shale	—	69	44	113
Raton Basin	—	1	1	2
West Panhandle	—	—	4	4
South Texas - Other	—	1	—	1
Other	—	4	—	4
Total	$6	$244	$261	$511
The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2015:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	41	20	30	31
South Texas - Eagle Ford Shale	13	8	8	13
Total	54	28	38	44

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	75	14	33	—	56
South Texas - Eagle Ford Shale	30	16	18	1	27
Other	1	—	—	—	1
Total	106	30	51	1	84
Permian Basin area. As a result of the significant decrease in oil prices, the Company reduced its rig count during the first quarter of 2015 to 10 rigs in the Spraberry field, all of which are drilling horizontal wells. During 2015, the Company expects to drill approximately 105 horizontal wells (60 horizontal wells in the northern portion of the play and 45 horizontal wells in the southern portion of the play), with the horizontal wells being predominantly drilled in the Wolfcamp B horizon. The Company continues to drill utilizing two-well and three-well pads. The Company expects to spend $1.17 billion of drilling capital in the

PIONEER NATURAL RESOURCES COMPANY

Spraberry field during 2015. During the first three months of 2015, the Company successfully completed 63 wells in the Permian Basin area, the majority of which were drilled in 2014.
The Company continues to benefit from its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry field. The Company is currently utilizing six Company-owned fracture stimulation fleets totaling approximately 280,000 horsepower in the Spraberry field. During the first quarter of 2015, the Company made the decision to exclusively utilize its own fracture stimulation fleets, which will cause horizontal well completions to be spread more evenly throughout the year. To support its operations, the Company also owns other field service equipment, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying brown sand for proppant, which is being used by the Company to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
The Company has been aggressively pursuing cost reduction initiatives. An approximate 15 percent reduction in drilling and completion costs in 2015 compared to 2014 has already been realized. The most significant drilling and completion cost reductions to date have been for materials for drilling and fracture stimulation, fuel charges, labor and transportation, rental equipment and well services. The Company expects drilling and completion cost reductions to be more than 20 percent by the end of 2015, with the key incremental cost reductions being attributable to casing and tubing, well stimulation and drilling rig costs.
The Company is also achieving significant drilling and completion efficiency gains, including optimizing completions, expanding the use of a modified three-string casing design in the Spraberry/Wolfcamp, testing of dissolvable plug technologies and testing fracture stimulation diversion technologies.
The Company's long-term growth plan continues to be focused on optimizing the development of the field and addressing the future requirements for water, field infrastructure, gas processing, sand, pipeline takeaway, oilfield services, tubulars, electricity, systems, buildings and roads. However, much of the Company's front-end loaded infrastructure plans, which were expected to provide significant future cost savings and support the Company's long-term growth plan in the Spraberry/Wolfcamp area, have been deferred given the significant decline in oil prices. The Company plans to re-evaluate its infrastructure plans for a field-wide water distribution network, additional gas processing facilities, continued build-out of horizontal tank batteries and expansion of Premier Silica's Brady sand mine when oil prices recover and/or costs decline. By the end of 2015, costs to construct facilities, particularly horizontal tank batteries, are also expected to be lower by 15 percent, compared to 2014. Savings of 10 percent are now being realized in the cost of constructing new horizontal tank batteries, with efforts underway to achieve further cost reductions.
Eagle Ford Shale area. In the Eagle Ford Shale play in South Texas, the horizontal rig count has been reduced to six rigs. The Company expects to drill approximately 85 horizontal wells in the Eagle Ford Shale during 2015. The Company plans to spend $390 million of drilling capital in 2015. The 2015 drilling program has been focused on liquids-rich drilling in the lower and upper Eagle Ford intervals in Karnes and DeWitt counties, where the Company has drilled its most productive wells in the Eagle Ford Shale. No wells are scheduled to be drilled in dry gas acreage. The Company completed 27 horizontal Eagle Ford Shale wells during the first three months of 2015, 26 of which were successful, with average lateral lengths of approximately 5,400 feet and, on average, 23-stage fracture stimulations. The Company has placed nine upper target Eagle Ford Shale wells on production and estimates that approximately 25 percent of the Company's acreage is prospective for this interval in the Eagle Ford Shale play. The Company is operating two Pioneer-owned fracture stimulation fleets in the play.
The Company's drilling operations in the Eagle Ford Shale continue to focus on improving drilling efficiencies. During 2015, most Eagle Ford Shale wells have been drilled utilizing two to five-well pads. Pad drilling saves the Company a significant amount of capital costs per well, as compared to drilling single-well locations.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $517 million for the three months ended March 31, 2015, as compared to $890 million for the same period in 2014.
 The decrease in oil and gas revenues during the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to declines of 53 percent, 54 percent and 43 percent in average oil, NGL and gas prices, respectively, partially offset by 25 percent, six percent and 12 percent increases in daily oil, NGL and gas sales volumes, respectively.

PIONEER NATURAL RESOURCES COMPANY

The following table provides average daily sales volumes for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Oil (Bbls)	98,554	78,589
NGLs (Bbls)	35,364	33,497
Gas (Mcf)	359,428	321,402
Total (BOEs)	193,823	165,653
Average daily BOE sales volumes increased by 17 percent for the three months ended March 31, 2015, as compared to the same period in 2014, principally due to the Company's successful Spraberry/Wolfcamp and Eagle Ford Shale drilling programs.
Production during the first quarter of 2015 reflects a production loss of approximately 3,100 BOEPD in the Spraberry/Wolfcamp area due to heavy icing and low temperatures during January that resulted in extensive power outages, facility freeze-ups, trucking curtailments and limited access to production and drilling facilities. In addition, production for the first quarter of 2015 reflects reduced NGL production volumes of approximately 4,600 BOEPD due to not recovering ethane since it had a higher value if left in the gas stream.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Oil (per Bbl)	$43.02	$92.38
NGL (per Bbl)	$15.00	$32.82
Gas (per Mcf)	$2.70	$4.75
Total (per BOE)	$29.63	$59.68
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure available oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast oil price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for further information on transportation commitment charges.
Interest and other income. Interest and other income for the the three months ended March 31, 2015 was $6 million, as compared to $5 million for the same period in 2014. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2015, the Company recorded $241 million of net derivative gains on commodity price and interest rate derivatives, of which $206 million represented net cash receipts. During the three months ended March 31, 2014, the Company recorded $104 million of net derivative losses, of which $18 million reflected net cash payments. The following table details the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2015 and 2014:

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended March 31,
	2015			2014
	Net cash receipts (payments)	Price impact		Net cash receipts (payments)	Price impact
	(in millions)			(in millions)
Oil derivative receipts (payments)	$181	$20.35	per Bbl	$(3)	$(0.46)	per Bbl
NGL derivative payments	(1)	$(0.29)	per Bbl	—	$(0.04)	per Bbl
Gas derivative receipts (payments)	26	$0.82	per Mcf	(19)	$(0.67)	per Mcf
Total cash commodity derivative receipts (payments), net	$206			$(22)
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
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $1 million for the three months ended March 31, 2015, as compared to a $6 million net gain for the same period in 2014. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's gains and losses on the disposition of assets.
Oil and gas production costs. The Company recorded oil and gas production costs of $180 million during the three months ended March 31, 2015, as compared to $158 million during the same period in 2014. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three months ended March 31, 2015 decreased by three percent, as compared to the same period in 2014. The decrease in lease operating expenses per BOE during the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to cost reduction initiatives and lower electricity and fuel costs, which are impacted by lower commodity prices. The increase in net natural gas plant charges per BOE during the three months ended March 31, 2015, as compared to the same period in 2014, is primarily reflective of reduced earnings on third-party volumes that are processed in Company-owned facilities due to lower NGL and gas prices. The following table provides the components of the Company's oil and gas production costs per BOE for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Lease operating expenses	$7.83	$8.45
Third-party transportation charges	1.56	1.68
Net natural gas plant charges	0.31	(0.27)
Workover costs	0.62	0.76
Total production costs	$10.32	$10.62
Production and ad valorem taxes. The Company's production and ad valorem taxes were $39 million during the three months ended March 31, 2015, as compared to $55 million for the same period in 2014. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Production taxes	$1.22	$2.36
Ad valorem taxes	1.02	1.32
Total production and ad valorem taxes	$2.24	$3.68
Depletion, depreciation and amortization expense. The Company's DD&A expense was $310 million ($17.77 per BOE) for the three months ended March 31, 2015, as compared to $217 million ($14.53 per BOE) during the same period in 2014. The change in per BOE DD&A expense during the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to the changes in depletion expense.
Depletion expense on oil and gas properties was $17.15 per BOE during the three months ended March 31, 2015, as compared to $13.96 per BOE during the same period in 2014. The change in per BOE depletion expense during the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to (i) a decline in proved undeveloped reserves due to negative revisions of previous estimates during the fourth quarter of 2014 to remove undeveloped vertical well locations that are no longer expected to be drilled as a result of the Company shifting its planned capital expenditures to higher-rate-of-return horizontal drilling and (ii) the recent declines in commodity prices that negatively impacted proved reserves.
Impairment of oil and gas properties. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
Management's Price Outlooks are developed based on observable third-party future price outlooks as of a measurement date. During the first quarter of 2015, declines in Management's Price Outlooks provided indications of possible impairment of the Company's oil and gas properties in the West Panhandle field. As a result of management's assessments, during the first quarter of 2015, the Company recognized a pretax noncash impairment charge of $138 million to reduce the carrying value of the West Panhandle field to its estimated fair value.
It is reasonably possible that the estimate of undiscounted future net cash flows attributable to the Company's properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these fields.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expense and lease abandonments and other exploration expense for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Geological and geophysical	$20	$24
Exploratory dry holes	5	7
	$25	$31
The Company's geological and geophysical costs decreased by $4 million during the three months ended March 31, 2015, as compared to the same period in 2014, primarily due to decreased seismic and seismic interpretation expenditures.
During the three months ended March 31, 2015, the Company drilled and evaluated 52 exploration/extension wells, 51 of which were successfully completed as discoveries. During the same period in 2014, the Company drilled and evaluated 57 exploration/extension wells, all of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2015 was $82 million, as compared to $81 million for the same period in 2014.

PIONEER NATURAL RESOURCES COMPANY

Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $3 million for both the three months ended March 31, 2015 and 2014. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $46 million for the three months ended March 31, 2015, as compared to $45 million during the same period in 2014. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2015, including the effects of capitalized interest, was 6.6 percent, as compared to 6.3 percent for the same period in 2014.
Other expense. Other expense was $48 million for the three months ended March 31, 2015, as compared to $15 million during the same period in 2014. The increase in other expense for the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to an increase of $23 million in idle drilling and well service equipment charges and a $6 million charge to reduce the carrying value of vertical pipe inventory. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax benefit (provision). The Company recorded an income tax benefit from continuing operations of $37 million for the three months ended March 31, 2015 as compared to a $51 million income tax provision for the same period in 2014. The Company's effective tax rate for the three months ended March 31, 2015 was 33 percent, as compared to 26 percent for the same period in 2014. The difference between the effective tax rate and the U.S. statutory tax rate of 35 percent during the three months ended March 31, 2015 is primarily due to state income tax apportionments and nondeductible expenses. The difference between the effective tax rate and the statutory tax rate during the first quarter of 2014 is primarily due to the recognition of a $21 million tax benefit related to net operating loss carryovers and alternative minimum tax credits obtained from the 2012 acquisition of Premier Silica. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Loss from discontinued operations, net of tax. The Company reported losses from discontinued operations, net of tax, of $4 million for the three months ended March 31, 2015, as compared to losses from discontinued operations, net of tax, of $22 million for the same period in 2014. The decrease in loss from discontinued operations for the three months ended March 31, 2015, as compared to the same period in 2014, is primarily due to the sale of Pioneer Alaska in April 2014 and the Hugoton field assets and Barnett Shale field assets in September 2014. See Note C of the Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for specific information regarding the Company's discontinued operations.
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
The Company's capital budget for 2015 of $1.85 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) includes $1.6 billion for drilling operations and $250 million related to the development of the Spraberry/Wolfcamp water infrastructure, vertical integration and facilities. The Company's capital expenditures during the three months ended March 31, 2015 were $541 million, consisting of $489 million for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $52 million for buildings, vertical integration and other plant and equipment additions. Based on results for the three months ended March 31, 2015 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures and contractual obligations for the remainder of 2015. This capital program excludes the additional capital that would be required if the Company adds drilling rigs over the second half of the year.
Investing activities. Investing activities used $717 million of cash during the three months ended March 31, 2015, as compared to $626 million of cash used in investing activities during the three months ended March 31, 2014. The increase in cash used in investing activities for the three months ending March 31, 2015, as compared to the three months ended March 31, 2014, is primarily due to (i) an $82 million decrease in proceeds from the disposition of assets and (ii) a $15 million increase in additions to other assets, partially offset by (iii) a $6 million decrease in additions to oil and gas properties. During the three months ended March 31, 2015, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities and cash on hand.

PIONEER NATURAL RESOURCES COMPANY

Dividends/distributions. During March of 2015 and February of 2014, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments, capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2015, the material off-balance sheet arrangements and transactions that the Company has entered into include (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. Since December 31, 2014, the primary changes in the Company's contractual obligations are a $35 million increase in the fair value of the Company's derivative contracts. During the first quarter of 2015, the Company amended the majority of its drilling rig contracts. The amendments impacted the daily cost per rig and the timing of the commitments, but there was no material change to the overall obligations related to drilling rigs.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of March 31, 2015, these contracts represented net assets of $789 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2015. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
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
Operating activities. Net cash provided by operating activities during the three months ended March 31, 2015 was $104 million, as compared to $466 million during the same period in 2014. The decrease in net cash provided by operating activities for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, is primarily due to declines in average oil, NGL and gas prices, partially offset by an increase in net cash flows from derivative settlements and an increase in oil and gas sales volumes.
Asset divestitures. During the three months ended March 31, 2014, the Company completed the sale of (i) Sendero for cash proceeds of $31 million (Sendero had $14 million of cash on hand at the time of the sale) and (ii) proved and unproved properties in Gaines and Dawson counties in the Spraberry field in West Texas for cash proceeds of $72 million.
Financing activities. Net cash used in financing activities during the three months ended March 31, 2015 was $29 million, as compared to net cash provided by financing activities of $24 million during the same period in 2014. The decrease in net cash provided by financing activities during the three months ended March 31, 2015, as compared to the same period of 2014, is primarily the result of a decrease in net borrowings on long-term debt of $50 million.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand and unused borrowing capacity under its Credit Facility. As of March 31, 2015, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2015. The

PIONEER NATURAL RESOURCES COMPANY

Company also had cash on hand of $383 million as of March 31, 2015. If internal cash flows and cash on hand do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using borrowings under its Credit Facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund 2015 capital expenditures, dividend payments and provide adequate liquidity to fund other needs, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at March 31, 2015 was $10.8 billion, consisting of $383 million of cash and cash equivalents, debt of $2.7 billion and equity of $8.5 billion. The Company's net debt to net book capitalization increased to 21 percent at March 31, 2015 from 16 percent at December 31, 2014, primarily due to payments during the first quarter associated with higher drilling activity during the latter part of 2014, combined with a reduction in accounts payable, which resulted in a decrease to cash and cash equivalents of $642 million. The Company's ratio of current assets to current liabilities decreased to 1.46 to 1.00 at March 31, 2015, as compared to 1.49 to 1.00 at December 31, 2014.
New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending March 31, 2015:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2014	$757	$(3)	$754
Changes in contract fair value	251	(10)	241
Contract maturity receipts	(206)	—	(206)
Fair value of contracts outstanding as of March 31, 2015	$802	$(13)	$789
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2015 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2015. Although the Company had no outstanding variable rate debt as of March 31, 2015, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on May 4, 2015 is presented in the table below.

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2015	2016	2017	2018	2019	Thereafter	Total	2015
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$455	$485	$450	$—	$1,300	$2,690	$2,987
Weighted average fixed interest rate	6.15%	6.17%	6.11%	5.91%	5.80%	5.81%
Average variable interest rate	1.96%	2.62%	3.32%	—%	—%	—%
Interest Rate Swaps (b):
Notional debt amount	$350	$—	$—	$—	$—	$—		$13
Weighted average fixed rate payable (%)	2.39%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance discounts and net deferred fair value hedge losses.

(b)
As of March 31, 2015, the Company was a party to interest rate derivative contracts whereby the Company will receive the 10-year Treasury rate in exchange for paying a weighted average fixed rate of 2.43 percent on a notional amount of $200 million on June 30, 2015 and 2.37 percent on a notional amount of $150 million on September 15, 2015.

Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2015. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	Nine Months Ending December 31,	Year Ending December 31,		Asset (Liability) Fair Value at March 31,
	2015	2016	2017	2015 (a)
				(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Swap contracts	82,000	—	—	$420
Weighted average fixed price per Bbl	$71.18	$—	$—
Collar contracts with short puts (b)(c)	15,000	73,000	—	$261
Weighted average ceiling price per Bbl	$97.69	$79.48	$—
Weighted average floor price per Bbl	$82.97	$69.53	$—
Weighted average short put price per Bbl	$69.67	$47.36	$—
Average forward NYMEX oil prices (d)	$61.19	$64.15	$—
Rollfactor swap contracts (e)	37,000	—	—	$15
Weighted average fixed price per Bbl	$0.06	$—	$—
Average forward NYMEX rollfactor prices (d)	$(0.76)	$(0.21)	$—
NGL Derivatives:
Average daily notional Bbl volumes:
Ethane swap contracts	6,000	4,000	—	$5
Weighted average fixed price per Bbl	$7.80	$12.29	$—
Average forward NGL prices (f)	$7.71	$8.60
Propane swap contracts	11,000	2,000	—	$(3)
Weighted average fixed price per Bbl	$21.62	$21.63	$—
Average forward NGL prices (f)	$23.01	$24.40	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	20,000	70,000	—	$32
Weighted average fixed price per MMBtu	$4.31	$4.06	$—
Collar contracts with short puts	285,000	20,000	—	$72
Weighted average ceiling price per MMBtu	$5.07	$5.36	$—
Weighted average floor price per MMBtu	$4.00	$4.00	$—
Weighted average short put price per MMBtu	$3.00	$3.00	$—
Average forward NYMEX gas prices (d)	$2.95	$3.19
Basis swap contracts: (g)				$3
Gulf Coast basis swap contracts	20,000	—	—
Weighted average fixed price per MMBtu	$—	$—	$—
Mid-Continent basis swap contracts (h)	95,000	15,000	30,000
Weighted average fixed price per MMBtu	$(0.24)	$(0.32)	$(0.34)
Permian Basin basis swap contracts	10,000	—	—
Weighted average fixed price per MMBtu	$(0.13)	$—	$—
Weighted average forward basis differential prices (i)	$(0.19)	$(0.28)	$(0.29)

___________________

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

(c)
During the period from April 1, 2015 through May 5, 2015, the Company entered into additional oil collar contracts with short puts for 10,000 Bbl per day of 2016 production with a ceiling price of $71.10 per Bbl, a floor price of $60.00 per Bbl and a short put price of $47.50 per Bbl.

(d)	The average forward NYMEX oil,gas and rollfactor prices are based on May 4, 2015 market quotes.

PIONEER NATURAL RESOURCES COMPANY

(e)
Represents swaps that fix the difference between (i) each day's price per Bbl of WTI for the first nearby month less (ii) the price per Bbl of WTI for the second nearby NYMEX month, multiplied by .6667; plus (iii) each day's price per Bbl of WTI for the first nearby month less (iv) the price per Bbl of WTI for the third nearby NYMEX month, multiplied by .3333.

(f)	Forward component NGL prices are derived from respective active-market NGL component price quotes as of May 4, 2015.

(g)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast, Mid-Continent and Permian Basin gas and the NYMEX Henry Hub index price used in gas swap and collar contracts.

(h)
During the period from April 1, 2015 through May 5, 2015, the Company entered into additional basis swap contracts for 15,000 MMBtu per day of the Company's 2017 production with a negative price differential of $0.27 per MMBtu between the relevant index price and the NYMEX price.

(i)	The average forward basis differential prices are based on May 4, 2015 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

Marketing and basis differential derivatives. The Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2015, the Company had marketing oil index swap contracts for 10,000 Bbl per day for 2015 with a price differential of $2.99 per Bbl between Cushing WTI and LLS. As of March 31, 2015, these positions had an liability fair value of $3 million. Based on May 4, 2015 market quotes, the respective average forward basis differential price was $4.19 per Bbl for respective basis differentials between the relevant quoted forward oil index prices. During the period from April 1, 2015 through May 5, 2015, the Company entered into additional oil index swap contracts for 6,000 Bbl per day for June 2015 with a price differential of $5.70 per Bbl between Cushing WTI and LLS.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," should be carefully considered as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2015	31,260	$148.85	—
February 2015	159,066	$158.78	—
March 2015	476	$159.10	—
Total	190,802	$157.15	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Date: May 7, 2015	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: May 7, 2015	By:	/s/ MARGARET M. MONTEMAYOR
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