Form 10-Q
period 2016-03-31
PIONEER NATURAL RESOURCES CO
filed 2016-04-28
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of April 26, 2016                               163,556,616

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility and derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this Report and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,612	$1,391
Short-term investments	893	—
Accounts receivable:
Trade, net	351	384
Due from affiliates	—	1
Income taxes receivable	3	43
Inventories	153	155
Prepaid expenses	20	17
Notes receivable	500	498
Derivatives	540	694
Other	9	11
Total current assets	4,081	3,194
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	17,123	16,631
Unproved properties	133	169
Accumulated depletion, depreciation and amortization	(7,118)	(6,778)
Total property, plant and equipment	10,138	10,022
Long-term investments	21	—
Goodwill	272	272
Other property and equipment, net	1,527	1,523
Derivatives	50	64
Other, net	82	79
	$16,171	$15,154

The financial information included as of March 31, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$700	$798
Due to affiliates	28	85
Interest payable	49	65
Income taxes payable	2	2
Current portion of long-term debt	936	448
Derivatives	2	—
Other	66	64
Total current liabilities	1,783	1,462
Long-term debt	2,724	3,207
Derivatives	6	1
Deferred income taxes	1,635	1,776
Other liabilities	328	333
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 167,142,101 and 152,775,920 shares issued as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	7,884	6,267
Treasury stock at cost: 3,585,485 and 3,396,200 shares as of March 31, 2016 and December 31, 2015, respectively	(222)	(199)
Retained earnings	2,024	2,298
Total equity attributable to common stockholders	9,688	8,368
Noncontrolling interests in consolidated subsidiaries	7	7
Total equity	9,695	8,375
Commitments and contingencies
	$16,171	$15,154

The financial information included as of March 31, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues and other income:
Oil and gas	$409	$517
Sales of purchased oil and gas	223	103
Interest and other	8	7
Derivative gains, net	43	241
Gain on disposition of assets, net	2	1
	685	869
Costs and expenses:
Oil and gas production	156	180
Production and ad valorem taxes	29	39
Depletion, depreciation and amortization	353	310
Purchased oil and gas	243	108
Impairment of oil and gas properties	32	138
Exploration and abandonments	59	25
General and administrative	74	82
Accretion of discount on asset retirement obligations	5	3
Interest	55	46
Other	87	49
	1,093	980
Loss from continuing operations before income taxes	(408)	(111)
Income tax benefit	141	37
Loss from continuing operations	(267)	(74)
Loss from discontinued operations, net of tax	—	(4)
Net loss attributable to common stockholders	$(267)	$(78)

Basic and diluted earnings per share attributable to common stockholders:
Loss from continuing operations	$(1.65)	$(0.50)
Loss from discontinued operations	—	(0.02)
Net loss	$(1.65)	$(0.52)
Weighted average shares outstanding:

Basic	162	149
Diluted	162	149

Dividends declared per share	$0.04	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2015	149,380	$2	$6,267	$(199)	$2,298	$7	$8,375
Issuance of common stock	13,800	—	1,597	—		—	1,597
Dividends declared ($0.04 per share)	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	(189)	—	—	(23)	—	—	(23)
Tax provision related to stock-based compensation	—	—	(1)	—	—	—	(1)
Compensation costs:
Vested compensation awards, net	566	—	—	—	—	—	—
Compensation costs included in net loss	—	—	21	—	—	—	21
Net loss	—	—	—	—	(267)	—	(267)
Balance as of March 31, 2016	163,557	$2	$7,884	$(222)	$2,024	$7	$9,695

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(267)	$(78)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	353	310
Impairment of oil and gas properties	32	138
Impairment of inventory and other property and equipment	4	6
Exploration expenses, including dry holes	40	5
Deferred income taxes	(141)	(37)
Gain on disposition of assets, net	(2)	(1)
Accretion of discount on asset retirement obligations	5	3
Discontinued operations	—	(3)
Interest expense	5	5
Derivative related activity	175	(35)
Amortization of stock-based compensation	21	22
Other	18	(1)
Change in operating assets and liabilities:
Accounts receivable, net	33	96
Income taxes receivable	40	1
Inventories	—	(34)
Prepaid expenses	(3)	(5)
Other current assets	—	(7)
Accounts payable	(169)	(250)
Interest payable	(16)	(20)
Other current liabilities	(17)	(11)
Net cash provided by operating activities	111	104
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	1	4
Purchase of investment securities	(914)	—
Additions to oil and gas properties	(471)	(658)
Additions to other assets and other property and equipment, net	(79)	(63)
Net cash used in investing activities	(1,463)	(717)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	1,597	—
Purchases of treasury stock	(23)	(30)
Tax (provision) benefits related to stock-based compensation	(1)	1
Net cash provided by (used in) financing activities	1,573	(29)
Net increase (decrease) in cash and cash equivalents	221	(642)
Cash and cash equivalents, beginning of period	1,391	1,025
Cash and cash equivalents, end of period	$1,612	$383

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed in or omitted from this report pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). These consolidated financial statements should be read together with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Certain reclassifications have been made to the 2015 financial statement and footnote amounts in order to conform to the 2016 presentation.
Restructuring. In February 2016, the Company announced plans to restructure its pressure pumping operations in South Texas, including relocating its two Eagle Ford Shale pressure pumping fleets to the Spraberry/Wolfcamp area. In connection therewith, the Company offered severance to certain employees and relocated a number of other employees from its South Texas locations to its operations in the Permian Basin. This initiative is expected to be substantially complete by the end of the second quarter of 2016.
In connection therewith, during the three months ended March 31, 2016, the Company recognized $3 million of restructuring charges in other expense in the accompanying consolidated statements of operations. The Company estimates that it will incur an additional $2 million of restructuring charges related thereto during the remainder of 2016. The aggregate $5 million of estimated restructuring charges includes approximately $3 million in cash employee severance costs and $2 million in employee relocation and other costs.
In May 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pressure pumping operations. The restructuring plan was substantially complete as of December 31, 2015.
As of March 31, 2016, the Company had $5 million of restructuring liabilities recorded in other current and noncurrent liabilities in the accompanying consolidated balance sheet, primarily related to employee severance costs associated with the South Texas restructuring and future lease obligations associated with its Denver, Colorado office.
Issuance of common stock. In the first quarter of 2016, the Company issued 13.8 million shares of common stock and received cash proceeds of $1.6 billion, net of associated underwriting and offering expenses.
New accounting pronouncements. In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

are accounted for. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
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
NOTE C. Divestitures
EFS Midstream. In July 2015, the Company closed on the sale of its 50.1 percent equity interest in EFS Midstream LLC ("EFS Midstream") to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining approximately $500 million will be received in July 2016. The amount to be received in July 2016, less imputed interest, is included in notes receivable in the accompanying consolidated balance sheets.
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
March 31, 2016
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurement at March 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2016
	(in millions)
Assets:
Commodity derivatives	$—	$590	$—	$590
Deferred compensation plan assets	75	—	—	75
Total assets	75	590	—	665
Liabilities:
Commodity derivatives	—	6	—	6
Interest rate derivatives	—	2	—	2
Total liabilities	—	8	—	8
Total recurring fair value measurements	$75	$582	$—	$657
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of March 31, 2016, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
Interest rate derivatives. The Company's interest rate derivative liabilities represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The net derivative values attributable to the Company's interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) forward active market-quoted London Interbank Offered Rate ("LIBOR") and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative fair value measurements represent Level 2 inputs in the hierarchy.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. During the three months ended March 31, 2016, the Company recorded charges in other expense in the Company's accompanying consolidated statements of operations of $4 million to reduce the carrying value of certain inventory and other property and equipment to fair value.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) its West Panhandle field during the three months ended March 31, 2016 and (ii) the Eagle Ford Shale field, the West Panhandle field and South Texas - Other field during the year ended December 31, 2015 to their estimated fair values.
The Company calculated the fair values of the West Panhandle field, the Eagle Ford Shale field and South Texas - Other field using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculations included management's longer-term commodity price outlooks ("Management's Price Outlooks") and management's outlooks for (i) production costs, (ii) capital expenditures, (iii) production and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.
The following table presents the fair value and fair value adjustments (in millions) for the Company's 2016 and 2015 proved property impairments, as well as the average oil price per barrel ("Bbl") and gas price per British thermal unit ("MMBtu") utilized in respective Management's Price Outlooks:

				Management's Price Outlooks
	Impairment Date	Fair Value	Fair Value Adjustment	Oil	Gas
West Panhandle	March 2016	$33	$(32)	$49.77	$3.24
South Texas - Eagle Ford Shale	December 2015	$483	$(846)	$52.82	$3.34
South Texas - Other	September 2015	$88	$(72)	$57.41	$3.46
West Panhandle	March 2015	$61	$(138)	$65.02	$3.83
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
Unproved oil and gas properties. During the three months ended March 31, 2016, the Company recorded an impairment charge of $32 million to write-off the carrying value of its unproved royalty acreage in Alaska (reported in exploration and abandonments in the accompanying consolidated statements of operations) as a result of the operator curtailing operations in the area and Management's Price Outlooks.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$1,369	$1,369	$275	$275
Current portion of long-term debt	$936	$962	$448	$462
Long-term debt	$2,724	$2,877	$3,207	$3,206
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost, which approximates fair value, and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

is recorded in interest and other income in the Company's consolidated statement of operations. The investments represent Level 2 inputs in the hierarchy. Commercial paper, corporate bonds and time deposits are included in cash and cash equivalents, short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of March 31, 2016:

	As of March 31, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$1,157	$455	$—	$—	$1,612
Short-term investments	—	645	58	190	893
Long-term investments	—	—	21	—	21
	$1,157	$1,100	$79	$190	$2,526
Debt obligations. Current and noncurrent long-term debt includes the Company's credit facility and the Company's senior notes. The fair value of the Company's debt obligations is determined utilizing inputs that are Level 2 measurements in the fair value hierarchy. The fair value of the Company's credit facility is calculated using a discounted cash flow model based on (i) forecasted contractual interest and fee payments, (ii) forward active market-quoted United States Treasury Bill rates and (iii) the applicable credit-adjustments. The Company's senior notes represent debt securities that are not actively traded on major exchanges. The fair values of the Company's senior notes are based on their periodic values as quoted on the major exchanges.
The Company has other financial instruments consisting primarily of accounts receivables, prepaid expenses, notes receivable, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of March 31, 2016 and the weighted average oil prices for those contracts:

	2016			Year Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2017
Swap contracts:
Volume (Bbl)	60,000	—	—	—
Price per Bbl	$53.08	$—	$—	$—
Collar contracts with short puts:
Volume (Bbl) (a)	43,000	112,000	112,000	72,000
Price per Bbl:
Ceiling	$73.26	$75.94	$75.94	$61.16
Floor	$63.29	$65.41	$65.41	$50.97
Short put	$40.00	$47.03	$47.03	$42.07
____________________

(a)
Subsequent to March 31, 2016, the Company entered into additional oil collar contracts with short puts for 1,000 Bbls per day of 2017 production with a ceiling price of $57.50 per Bbl, a floor price of $47.50 per Bbl and a short put price of $40.00 per Bbl.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu or Conway NGL component product prices. The Company uses derivative contracts to manage the NGL component price volatility.
The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of March 31, 2016 and the weighted average NGL prices for those contracts:

	2016
	Second Quarter	Third Quarter	Fourth Quarter
Propane swap contracts (a):
Volume (Bbl)	7,500	7,500	7,500
Price per Bbl	$21.57	$21.57	$21.57
 ____________________

(a)	Represent derivative contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas-posted prices.
Subsequent to March 31, 2016, the Company entered into (i) 3,000 Bbls per day of 2017 ethane collar contracts with a ceiling price of $11.83 per Bbl and a floor price of $8.68 per Bbl and (ii) a Mont Belvieu ethane basis swap that fixes the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus $0.91 per MMBtu on 2,768 MMBtu per day (equivalent to 1,000 Bbls per day of ethane) for May 2016 through December 2016.
Gas production derivative activities. All material physical sales contracts governing the Company's gas production are tied directly or indirectly to HH gas prices or regional index prices where the gas is sold. The Company uses derivative contracts to manage gas price volatility and basis swap contracts to reduce basis risk between HH prices and the actual index prices at which the gas is sold.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of March 31, 2016 and the weighted average gas prices for those contracts:

	2016			Year Ending December 31,
	Second Quarter	Third Quarter	Fourth Quarter	2017
Swap contracts:
Volume (MMBtu)	70,000	70,000	70,000	—
Price per MMBtu	$4.06	$4.06	$4.06	$—
Collar contracts with short puts:
Volume (MMBtu) (a)	180,000	180,000	180,000	80,000
Price per MMBtu:
Ceiling	$4.01	$4.01	$4.01	$3.15
Floor	$3.24	$3.24	$3.24	$2.75
Short put	$2.78	$2.78	$2.78	$2.35
Basis swap contracts:
Gulf Coast index swap volume (b)	10,000	10,000	10,000	—
Price differential ($/MMBtu)	$—	$—	$—	$—
Mid-Continent index swap volume (b)	15,000	15,000	15,000	45,000
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$(0.32)	$(0.32)
Permian Basin index swap volume (c)	—	—	34,946	9,863
Price differential ($/MMBtu)	$—	$—	$0.41	$0.37
____________________

(a)
Subsequent to March 31, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtu per day of 2018 production with a ceiling price of $3.40 per MMBtu, a floor price of $2.75 per MMBtu and a short put price of $2.25 per MMBtu.

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
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2016, the Company did not have any marketing derivatives outstanding.
Interest rate derivative activities. As of March 31, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.98 percent on a notional amount of $200 million on December 15, 2017.
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
March 31, 2016
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of March 31, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$540	$—	$540
Commodity price derivatives	Derivatives - noncurrent	$54	$(4)	50
				$590
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$2	$—	$2
Commodity price derivatives	Derivatives - noncurrent	$8	$(4)	4
Interest rate derivatives	Derivatives - noncurrent	$2	$—	2
				$8

Fair Value of Derivative Instruments as of December 31, 2015
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$695	$(1)	$694
Commodity price derivatives	Derivatives - noncurrent	$64	$—	64
				$758
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Commodity price derivatives	Derivatives - noncurrent	$1	$—	1
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
March 31, 2016
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as Hedging	Location of Gain / (Loss) Recognized in	Three Months Ended March 31,
Instruments	Earnings on Derivatives	2016	2015
		(in millions)
Commodity price derivatives	Derivative gains, net	$45	$251
Interest rate derivatives	Derivative gains, net	(2)	(10)
Total		$43	$241
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
The following table reflects the Company's capitalized exploratory well and project activity during the three months ended March 31, 2016:

Three Months Ended March 31, 2016
(in millions)
Beginning capitalized exploratory costs	$306
Additions to exploratory costs pending the determination of proved reserves	350
Reclassification due to determination of proved reserves	(294)
Exploratory well costs charged to exploration expense	(1)
Ending capitalized exploratory costs	$361
The following table provides an aging, as of March 31, 2016 and December 31, 2015 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	March 31, 2016	December 31, 2015
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$345	$303
More than one year	16	3
	$361	$306
Number of projects with exploratory well costs that have been suspended for a period greater than one year	3	1
The three wells that were suspended for a period greater than one year as of March 31, 2016, which includes the project suspended as of December 31, 2015, were scheduled to be completed in the second quarter of 2016.
NOTE G. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs, issuance discounts and net deferred fair value hedge losses. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of March 31, 2016, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Senior notes. The Company's 5.875% senior notes (the "5.875% Senior Notes") and 6.65% senior notes (the "6.65% Senior Notes"), with outstanding debt principal balances of $455 million and $485 million, respectively, are due to mature in July 2016 and March 2017, respectively. The Company intends to fund the payments due at maturity of the 5.875% Senior Notes and 6.65% Senior Notes with cash on hand. As such, the 5.875% Senior Notes and 6.65% Senior Notes are classified as current in the accompanying consolidated balance sheets.
NOTE H. Incentive Plans
Stock-based compensation
For the three months ended March 31, 2016, the Company recorded $25 million of stock-based compensation expense for all plans, as compared to $29 million for the same period of 2015. As of March 31, 2016, there was $176 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $38 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of March 31, 2016 and December 31, 2015, accounts payable – due to affiliates included $4 million and $16 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the three months ended March 31, 2016 for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2015	1,081,650	271,031	148,547	199,058
Awards granted	474,894	175,988	104,114	—
Awards vested	(425,587)	(133,814)	(4,379)	—
Awards forfeited	(12,981)	(1,280)	(4,821)	—
Outstanding as of March 31, 2016	1,117,976	311,925	243,461	199,058
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning asset retirement obligations	$285	$189
New wells placed on production	—	1
Liabilities settled	(5)	(5)
Accretion of discount	5	3
Ending asset retirement obligations	$285	$188
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of March 31, 2016, the current portion of the Company's asset retirement obligations was $43 million, as compared to $40 million at December 31, 2015.
NOTE J. Commitments and Contingencies
The Company is a party to proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such proceedings and

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

claims will not have a material adverse effect on the Company's financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.
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
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Interest income	$4	$—
Deferred compensation plan income	2	3
Equity interest in income of EFS Midstream (a)	—	2
Other income	2	2
Total interest and other income	$8	$7
 ____________________

(a)
The Company accounted for its investment in EFS Midstream prior to its sale in July 2015 using the equity method. EFS Midstream provided gathering, treating and transportation services for the Company. See Note C for additional information on the Company's sale of EFS Midstream.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Transportation commitment charges (a)	$24	$14
Idle drilling and well service equipment charges (b)	21	23
Terminated drilling rig charges (c)	15	—
Loss from vertical integration services (d)	13	1
Restructuring charges (e)	3	—
Impairment of inventory and other property and equipment (f)	4	6
Other	7	5
Total other expense	$87	$49
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)	Primarily represents expenses attributable to idle drilling rig fees, which are not chargeable to joint operations.

(c)	Primarily represents charges to terminate rig contracts that were not required to meet planned drilling activities.

(d)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three months ended March 31, 2016, these vertical integration net margins included $69 million of revenues and $82 million of costs and expenses. For the same period in 2015, these vertical integration net margins included $111 million of revenues and $112 million of costs and expenses.

(e)	Represents costs associated with the Company's restructuring of its pressure pumping operations in South Texas. See Note B for additional information on the restructuring charges.

(f)	Primarily represents charges to reduce excess material and supplies inventories to their market values. See Note D for additional information on the fair value of materials and supplies inventory.
NOTE M. Income Taxes
The Company's income tax benefit attributable to income from continuing operations consisted of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Deferred tax benefit	$141	$37
For the three months ended March 31, 2016, the Company's effective tax rate, excluding income attributable to noncontrolling interests, was 35 percent, as compared to an effective rate of 33 percent for the same period in 2015. The Company's effective tax rate for the three months ended March 31, 2015 differed from the U.S. statutory rate of 35 percent primarily due to state income tax apportionments and nondeductible expenses. The Company has no unrecognized tax benefits as of March 31, 2016.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2013 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2010. As of March 31, 2016, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

NOTE N. Net Loss Per Share
The following table reconciles the Company's loss from continuing operations to basic and diluted net loss attributable to common stockholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Basic and diluted loss from continuing operations	$(267)	$(74)
Basic and diluted loss from discontinued operations	$—	$(4)
Basic and diluted net loss attributable to common stockholders	$(267)	$(78)
Basic and diluted weighted average common shares outstanding were 162 million for the three months ended March 31, 2016 and 149 million for the three months ended March 31, 2015.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the first quarter of 2016 included the following highlights:

•
Net loss attributable to common stockholders for the first quarter of 2016 was $267 million ($1.65 per diluted share), as compared to net loss of $78 million ($0.52 per diluted share) for the first quarter of 2015. The primary components of the increase in the net loss attributable to common stockholders include:

•	a $198 million decrease in net derivative gains, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•	a $108 million decrease in oil and gas revenues as a result of a 32 percent decrease in the average commodity prices per BOE, partially offset by a 14 percent increase in sales volumes;

•
a $43 million increase in DD&A expense, primarily attributable to the 14 percent increase in sales volumes and reductions in proved reserves as a result of the decline in commodity prices, partially offset by impairments of proved properties during 2015, which reduced the carrying value of the Company's oil and gas properties;

•	a $38 million increase in other expense, primarily related to terminated rig contract charges, increased unused firm transportation costs and restructuring charges;

•	a $34 million increase in exploration and abandonments expense, primarily due to the write-off of the Company's overriding royalty interest in the Nuna prospect in Alaska; and

•	a $15 million decrease in net margins attributable to purchases and sales of oil and gas used to fulfill transportation commitments; partially offset by

•	a $106 million reduction in noncash impairment charges related to the Company's West Panhandle field;

•	a $104 million increase in the Company's income tax benefit as a result of the Company's increase in loss from continuing operations before taxes; and

•	a $34 million decrease in total oil and gas production costs and production and ad valorem taxes, primarily due to the Company's cost saving initiatives and the decline in commodity prices.

•
During the first quarter of 2016, average daily sales volumes from continuing operations increased by 14 percent to 221,809 BOEPD, as compared to 193,823 BOEPD during the first quarter of 2015. The increase in first quarter 2016 average daily sales volumes, as compared to the first quarter of 2015, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil, NGL and gas prices decreased during the first quarter of 2016 to $28.09 per Bbl, $10.33 per Bbl and $1.79 per Mcf, respectively, as compared to $43.02 per Bbl, $15.00 per Bbl and $2.70 per Mcf, respectively, in the first quarter of 2015.

•
Net cash provided by operating activities increased to $111 million for the three months ended March 31, 2016, as compared to $104 million for the three months ended March 31, 2015. The $7 million increase in net cash provided by operating activities is primarily due to reductions in operating costs and funds used to satisfy working capital obligations, partially offset by decreases in the Company's oil and gas revenues for the three months ended March 31, 2016 as a result of declines in commodity prices.

•	Issuance of 13.8 million shares of common stock during the first quarter of 2016 for net cash proceeds of $1.6 billion.

•
As of March 31, 2016, the Company's net debt to book capitalization decreased to 10 percent, as compared to 21 percent at December 31, 2015, primarily due to the Company's issuance of common stock during the first quarter of 2016.

Recent Developments
Commodity prices. North American and worldwide oil, NGL and gas prices remain under pressure given the current oversupply of such commodities. In general, this imbalance between supply and demand reflects the significant supply growth achieved in the United States as a result of shale drilling and oil production increases by certain other countries, including Russia and Saudi Arabia, as part of an effort to retain market share combined with only modest demand growth in the United States and less-than-expected demand in other parts of the world, particularly in Europe and China. Although there has been a dramatic decrease in drilling activity in the industry, oil and NGL storage levels in the United States remain at historically high levels. Until supply and demand balance and the overhang in storage levels begins to decline, prices are expected to remain under pressure. In addition, the lifting of economic sanctions on Iran has resulted in increasing supplies of oil from Iran, adding further downward

PIONEER NATURAL RESOURCES COMPANY

pressure to oil prices. The reduced demand for drilling rigs, fracture-stimulation services and oilfield supplies during 2015 and thus far into 2016, has led to a decline of these costs. However, despite these cost savings, the Company experienced a significant deterioration in its operating margins during 2015, which have further deteriorated in 2016. The duration and magnitude of the commodity price declines and the timing and amount of cost reductions cannot be accurately predicted. However, the Company does expect adverse charges associated with the decline in commodity prices, including (i) stacked rig charges, (ii) charges associated with excess firm gathering and transportation commitments and (iii) increased depletion, depreciation and amortization expense due to expected declines in the trailing twelve month average oil and gas prices, resulting in reductions in proved reserves as a result of shortening the economic productive lives of the Company's producing wells, partially offset by reserve additions as a results of successful drilling.
Low price environment initiatives. Based on the Company's outlook for continuing weak oil prices, the Company is in the process of reducing its Company-wide horizontal drilling activity from 24 rigs at year-end 2015 to 12 rigs by the middle of 2016. The Company currently has 14 horizontal drilling rigs running, all of which are in the Permian Basin. The Company's capital expenditures budget for 2016 is expected to be $2.0 billion, including $1.85 billion for drilling and completions (includes tank batteries, salt water disposal facilities and gas processing facilities) and $150 million for vertical integration, systems upgrades and field facilities.
As a result of the reduction in drilling activities, the Company will continue to incur stacked drilling rig charges and charges associated with excess firm gathering and transportation commitments until commodity prices improve, allowing the Company to increase its drilling activities, or the contractual obligations expire. Further, an extended commodity price decline could adversely affect the amount of oil, NGLs and gas that the Company can economically produce, which could result in the Company having to make further downward adjustments to its estimated proved reserves. Reductions in estimated proved reserves could increase the amount of depletion, depreciation and amortization expense the Company recognizes as a result of shortening the economic productive lives of the Company's producing wells. It is also possible that the Company's estimates of production or other economic factors could change to such an extent that the Company may be required to impair, as a noncash charge to earnings, the carrying value of the Company's oil and gas properties. The Company performs impairment tests on proved oil and gas properties whenever events or changes in circumstances indicate that the carrying value of proved properties may not be recoverable. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value.
In conjunction with its decision to no longer run any drilling rigs in the Eagle Ford Shale play until commodity prices improve, the Company relocated its two Eagle Ford Shale pressure pumping fleets to the Spraberry/Wolfcamp area. This initiative is expected to be substantially completed by the end of the second quarter of 2016. In connection therewith, during the three months ended March 31, 2016, the Company recognized $3 million of restructuring charges in other expense in the accompanying consolidated statements of operations. The Company estimates that it will incur an additional $2 million of restructuring charges related thereto during the remainder of 2016.

 Second Quarter 2016 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending June 30, 2016:
Production is forecasted to average 224,000 to 229,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $9.00 to $11.00 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $17.50 to $19.50 per BOE, reflecting an anticipated further decline in proved reserves as a result of lower commodity prices reducing the economic lives of the Company's producing wells.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $75 million to $80 million. Interest expense is expected to be $55 million to $60 million, and other expense is expected to be $65 million to $75 million. Other expense includes (i) $15 million to $20 million of expected charges for stacked drilling rig charges, (ii) $25 million to $30 million of expected charges associated with excess firm gathering and transportation commitments and (iii) $10 million to $15 million of estimated losses (principally noncash) associated with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Current income taxes are expected to be $1 million to $5 million and are primarily attributable to state taxes.

PIONEER NATURAL RESOURCES COMPANY

Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the three months ended March 31, 2016:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	102,016	24,802	132,029	148,823
South Texas - Eagle Ford Shale	16,020	10,544	90,290	41,612
Raton Basin	—	—	100,358	16,726
West Panhandle	3,360	3,734	13,567	9,354
South Texas - Other	1,404	151	22,366	5,283
Other	2	1	41	11
Total	122,802	39,232	358,651	221,809
The Company's total liquids production from continuing operations increased to 73 percent of total production, on a BOE basis, for the three months ended March 31, 2016, as compared to 69 percent for the same period last year.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the three months ended March 31, 2016:

	Acquisition Costs		Exploration	Development
	Proved	Unproved	Costs	Costs	Total
	(in millions)
Permian Basin	$—	$4	$333	$155	$492
South Texas - Eagle Ford Shale	—	—	33	19	52
West Panhandle	—	—	—	1	1
South Texas - Other	—	—	—	2	2
Other	—		2	—	2
Total	—	$4	$368	$177	$549
The following table summarizes the Company's development and exploration/extension drilling activities for the three months ended March 31, 2016:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	27	8	24	11
South Texas - Eagle Ford Shale	6	—	2	4
Total	33	8	26	15

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells in Progress
Permian Basin	77	49	44	—	82
South Texas - Eagle Ford Shale	23	1	9	—	15
Total	100	50	53	—	97
Permian Basin area. The Company reduced its rig count during the first quarter of 2016 to 14 rigs in the Spraberry/Wolfcamp area, all of which are drilling horizontal wells. The Company expects to further reduce the rig count to 12 rigs during the second quarter of 2016. During 2016, the Company expects to complete approximately 230 horizontal wells (190 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play). Approximately 60% of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 25% in the Wolfcamp A interval and 15% in the Lower Spraberry Shale interval. The Company continues to drill utilizing two-well and three-well pads and expects to spend $1.77 billion of drilling and completion capital in the Spraberry field during 2016. During the first quarter of 2016, the Company placed on production 42 horizontal wells in the northern portion of the play and 13 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 60% of the wells placed on production were Wolfcamp B interval wells, and the remaining 40

PIONEER NATURAL RESOURCES COMPANY

percent were split predominantly between Wolfcamp A interval wells and Lower Spraberry Shale wells. In the southern portion of the play, all of the wells placed on production were Wolfcamp B interval wells.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry field. The Company is currently utilizing six Company-owned fracture stimulation fleets totaling approximately 350,000 horsepower to support its drilling operations in the Spraberry field. In April 2016, the Company idled two of its eight fracture stimulation fleets due to reduced demand for fracture stimulation services as a result of the Company's reduced rig count. These assets will not be depreciated while temporarily idled. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used by the Company to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
The Company has been and continues to aggressively pursue initiatives to improve drilling and completion efficiencies and reduce costs. The most significant drilling and completion cost reductions to date have been for casing, tubing, materials for drilling and fracture stimulation, fuel charges, labor and transportation, rental equipment and well services, while efficiency gains include optimizing completions in the Spraberry and Wolfcamp Shale intervals.
The Company's long-term growth plan continues to be focused on optimizing the development of the field and addressing the future requirements for water, field infrastructure, gas processing, sand, pipeline takeaway, oilfield services, tubulars, electricity, buildings and roads. However, much of the Company's front-end loaded infrastructure plans, which were expected to provide significant future cost savings and support the Company's long-term growth plan in the Spraberry/Wolfcamp area, have been minimized given the significant decline in oil prices. The Company plans to continue to evaluate its infrastructure plans for a field-wide water distribution network, additional gas processing facilities and expansion of Premier Silica's Brady sand mine based on the Company's outlook for commodity prices and/or incremental cost reductions.
Eagle Ford Shale area. In the Eagle Ford Shale play in South Texas, the rig count has been reduced to zero rigs given current commodity prices that continue to adversely affect well returns. The Company plans to spend $60 million of capital in 2016 to complete 18 Eagle Ford Shale wells and add field compression to reduce wellhead pressures. Due to the forecasted reduction in drilling activity, the Company expects to incur additional expense associated with unused firm purchase, gathering, processing, transportation and fractionation commitments in 2016.
In July 2015, the Company closed on the sale of its 50.1 percent interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining approximately $500 million will be received in July 2016. As a result of the sale, the Company no longer receives its share of the cash flow generated by EFS Midstream, which had the effect of increasing the Company's third-party transportation component of oil and gas production costs by approximately $0.75 per BOE. In conjunction with this transaction, the Company also extended its downstream processing and transportation contracts to 20 years, with improved terms.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $409 million for the three months ended March 31, 2016, as compared to $517 million for the same period in 2015.
 The decrease in oil and gas revenues during the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to declines of 35 percent, 31 percent and 34 percent in average oil, NGL and gas prices, respectively, partially offset by 25 percent and 11 percent increases in daily oil and NGL sales volumes, respectively.
The following table provides average daily sales volumes for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Oil (Bbls)	122,802	98,554
NGLs (Bbls)	39,232	35,364
Gas (Mcf)	358,651	359,428
Total (BOEs)	221,809	193,823
Average daily BOE sales volumes increased by 14 percent for the three months ended March 31, 2016, as compared to the same period in 2015, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. Production

PIONEER NATURAL RESOURCES COMPANY

for the three months ended March 31, 2016 and March 31, 2015 reflects lower NGL production volumes of approximately 5,000 barrels per day and 4,600 barrels per day, respectively, due to voluntary reductions in recoveries of ethane since it had a higher value if sold as part of the gas stream.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Oil (per Bbl)	$28.09	$43.02
NGL (per Bbl)	$10.33	$15.00
Gas (per Mcf)	$1.79	$2.70
Total (per BOE)	$20.28	$29.63
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast oil price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the three months ended March 31, 2016 was a loss of $20 million, as compared to a loss of $5 million for the same period in 2015. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. Interest and other income for the three months ended March 31, 2016 was $8 million, as compared to $7 million for the same period in 2015. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains, net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three months ended March 31, 2016, the Company recorded $43 million of net derivative gains on commodity price and interest rate derivatives, of which $218 million represented net cash receipts. During the three months ended March 31, 2015, the Company recorded $241 million of net derivative gains, of which $206 million represented net cash receipts.
The following tables detail the net cash receipts (payments) on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Net cash receipts	Price impact
	(in millions)
Oil derivative receipts	$194	$17.26	per Bbl
NGL derivative receipts	4	$1.09	per Bbl
Gas derivative receipts	20	$0.61	per Mcf
Total net commodity derivative receipts	$218

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended March 31, 2015
	Net cash receipts (payments)	Price impact
	(in millions)
Oil derivative receipts	$181	$20.35	per Bbl
NGL derivative payments	(1)	$(0.29)	per Bbl
Gas derivative receipts	26	$0.82	per Mcf
Total net commodity derivative receipts	$206
See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $2 million for the three months ended March 31, 2016, as compared to $1 million for the same period in 2015.
Oil and gas production costs. The Company recorded oil and gas production costs of $156 million during the three months ended March 31, 2016, as compared to $180 million during the same period in 2015. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three months ended March 31, 2016 decreased by 25 percent, as compared to the same period in 2015. The decrease in lease operating expenses per BOE during the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs, cost reduction initiatives and lower electricity and fuel costs, which are impacted by lower commodity prices. The increase in third-party transportation charges reflects the Company no longer receiving cash flow generated by EFS Midstream as a result of its sale in July 2015.
The following table provides the components of the Company's oil and gas production costs per BOE for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Lease operating expenses	$5.20	$7.83
Third-party transportation charges	2.01	1.56
Net natural gas plant charges	0.22	0.31
Workover costs	0.28	0.62
Total production costs	$7.71	$10.32
Production and ad valorem taxes. The Company's production and ad valorem taxes were $29 million during the three months ended March 31, 2016, as compared to $39 million for the same period in 2015. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company's production and ad valorem taxes per BOE for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Production taxes	$0.80	$1.22
Ad valorem taxes	0.66	1.02
Total production and ad valorem taxes	$1.46	$2.24
Depletion, depreciation and amortization expense. The Company's DD&A expense was $353 million ($17.49 per BOE) for the three months ended March 31, 2016, as compared to $310 million ($17.77 per BOE) during the same period in 2015. The change in per BOE DD&A expense during the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to a decrease in depletion expense on oil and gas properties.
Depletion expense on oil and gas properties was $16.94 per BOE during the three months ended March 31, 2016, as compared to $17.15 per BOE during the same period in 2015. The change in per BOE depletion expense during the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to proved oil and gas property impairment charges during 2015 that had the effect of reducing the carrying value of the Company's oil and gas properties, partially offset by declines in commodity prices during 2015 and 2016 that led to a reduction in proved reserves as a result of shortening the economic productive lives of the Company's producing wells. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.
Impairment of oil and gas properties. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.
The cash flow model the Company uses to assess proved properties for impairment includes numerous assumptions. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves (ii) results of future drilling activities, (iii) Management's Price Outlook and (iv) increases or decreases in production costs and capital costs associated with those fields. All inputs to the cash flow model must be evaluated at each measurement date.
As a result of the Company's proved property impairment assessments, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) its West Panhandle Field during the three months ended March 31, 2016 ($32 million impairment charge) and (ii) the Eagle Ford Shale field ($846 million impairment charge), the West Panhandle field ($138 million impairment charge) and South Texas - Other field ($72 million impairment charge) during the year ended December 31, 2015 to their estimated fair values. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.
Although the Company's estimates of undiscounted future net cash flows attributable to its Permian Basin oil and gas properties indicated on March 31, 2016 that its carrying amount was expected to be recovered, the Company's impairment assessment indicated that the assets are at risk for impairment if estimates of future cash flows decline. For example, the Company estimates that the carrying values of its Permian Basin assets may become partially impaired if the average oil price in Management's Price Outlook of $49.77 per Bbl as of March 31, 2016 were to decline by approximately $3.00 to $8.00 per Bbl. The Company's Permian Basin oil and gas properties are long-lived assets that had a carrying value of $8.9 billion as of March 31, 2016. If the Company's Permian Basin oil and gas properties were to become impaired in a future period, the Company could recognize impairment charges in that period that could range from $5 billion to $7 billion. In addition, the Company could recognize noncash, pretax impairment charges that could range from $500 million to $700 million to reduce the carrying value of its vertical integration assets that provide services for the Permian Basin assets. The carrying values of those assets are included in "other property and equipment, net" in the accompanying consolidated balance sheets. Also, if Management's Price Outlook were to decline further, it may constitute significant negative evidence as to whether it is more likely than not that all of the Company's deferred tax assets can be realized prior to their expirations.

PIONEER NATURAL RESOURCES COMPANY

Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Geological and geophysical	$19	$20
Exploratory dry holes	1	5
Leasehold abandonments and other	39	—
	$59	$25
During the three months ended March 31, 2016, the Company incurred leasehold abandonments primarily related to the abandonment of unproved properties in the Permian Basin and unproved acreage in Alaska in which the Company held an overriding royalty interest.
During the three months ended March 31, 2016, the Company drilled and evaluated 53 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2015, the Company drilled and evaluated 52 exploration/extension wells, 51 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three months ended March 31, 2016 was $74 million ($3.66 per BOE), as compared to $82 million ($4.70 per BOE) for the same period in 2015. The decrease in general and administrative expense during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to the Company's cost reduction initiatives, including not replacing personnel who have left the Company and reduced contractor activity.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $5 million and $3 million for the three months ended March 31, 2016 and 2015, respectively. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $55 million and $46 million for the three months ended March 31, 2016, and 2015, respectively. The increase in interest expense during the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to the Company's December 2015 issuance of $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026. The weighted average interest rate on the Company's indebtedness for the three months ended March 31, 2016, including the effects of capitalized interest, was 5.7 percent, as compared to 6.6 percent for the same period in 2015.
Other expense. Other expense was $87 million for the three months ended March 31, 2016, as compared to $49 million during the same period in 2015. The increase in other expense for the three months ended March 31, 2016, as compared to the same period in 2015, is primarily due to (i) an increase of $15 million in terminated rig contract charges, (ii) a $12 million increase in the net loss from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners, (iii) an increase of $10 million in unused firm transportation costs and (iv) restructuring charges of $3 million associated with the Company's relocation of its pressure pumping operations in South Texas to the Spraberry/Wolfcamp area. See Notes B and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax benefit. The Company recorded an income tax benefit from continuing operations of $141 million for the three months ended March 31, 2016, as compared to an income tax benefit of $37 million for the same period in 2015. The Company's effective tax rate for the three months ended March 31, 2016 was 35 percent, as compared to 33 percent for the same period in 2015. The difference between the effective tax rate and the statutory tax rate during the three months ended March 31, 2015 was primarily due to state income tax apportionments and nondeductible expenses. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Loss from discontinued operations, net of tax. The Company reported no income or loss from discontinued operations, net of tax, for the three months ended March 31, 2016. For the three months ended March 31, 2015, the Company reported a loss from discontinued operations, net of tax, of $4 million, which was primarily comprised of an arbitration award related to plugging and abandonment obligations associated with two Gulf of Mexico wells from which Pioneer withdrew in 2009.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payment of contractual obligations, including debt

PIONEER NATURAL RESOURCES COMPANY

maturities, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, sales of investments in commercial paper, corporate bonds and time deposits that are classified as short-term and long-term investments in the accompanying consolidated balance sheets, proceeds from divestitures or external financing sources as discussed in "Capital resources" below.
The Company's capital budget for 2016 is $2.0 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs), which includes approximately $1.85 billion for drilling operations and $150 million for water infrastructure, vertical integration system upgrades and field facilities. The Company's capital expenditures during the three months ended March 31, 2016 were $600 million, consisting of $527 million for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $73 million for buildings, vertical integration and other plant and equipment additions. Based on results for the three months ended March 31, 2016 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand, the receipt of the remaining approximately $500 million of proceeds from the EFS Midstream divestiture, sales of short-term and long-term investments and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures and contractual obligations for the remainder of 2016 and 2017.
Investing activities. Investing activities used $1.5 billion of cash during the three months ended March 31, 2016, as compared to $717 million of cash used in investing activities during the three months ended March 31, 2015. The increase in cash used in investing activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to (i) the purchase of $914 million of investment securities and (ii) a $16 million increase in additions to other assets, partially offset by (iii) a $187 million decrease in additions to oil and gas properties. During the three months ended March 31, 2016, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities, cash on hand and the Company's issuance of 13.8 million shares of common stock during the quarter for cash proceeds of $1.6 billion.
Dividends/distributions. During March of 2016 and 2015, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (primarily related to commitments to pay day rates for contracted drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of March 31, 2016, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. There were no material changes to the Company's contractual obligations during the first quarter of 2016.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of March 31, 2016, these contracts represented net assets of $582 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of March 31, 2016. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
Capital resources. The Company's primary capital resources are cash and cash equivalents, investment securities, net cash provided by operating activities, proceeds from divestitures and proceeds from financing activities (principally borrowings under the Company's Credit Facility or issuances of debt or equity securities). If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, and/or fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or obtain capital from other sources, such as through sales of nonstrategic assets.

PIONEER NATURAL RESOURCES COMPANY

Operating activities. Net cash provided by operating activities during the three months ended March 31, 2016 was $111 million, as compared to $104 million during the same period in 2015. The increase in net cash provided by operating activities for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to reductions in operating costs and funds used to satisfy working capital obligations, partially offset by decreases in the Company's oil and gas revenues between periods as a result of declines in commodity prices.
Financing activities. Net cash provided by financing activities during the three months ended March 31, 2016 was $1.6 billion, as compared to net cash used in financing activities of $29 million during the same period in 2015. The change to net cash provided by financing activities from net cash used in financing activities during the three months ended March 31, 2016, as compared to the same period of 2015, is primarily the result of the Company's issuance of 13.8 million shares of common stock for cash proceeds of $1.6 billion.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand, sales of short-term and long-term investments and unused borrowing capacity under its Credit Facility. As of March 31, 2016, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of March 31, 2016. The Company also had cash on hand of $1.6 billion, short-term investments of $893 million and long-term investments of $21 million as of March 31, 2016. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, the receipt of the remaining approximately $500 million of proceeds from the EFS Midstream divestiture, sales of short-term and long-term investments and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund 2016 and 2017 capital expenditures, dividend payments and provide adequate liquidity to fund other needs, including debt maturities, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at March 31, 2016 was $10.8 billion, consisting of $1.6 billion of cash and cash equivalents, short-term and long-term investments of $914 million, debt of $3.7 billion and equity of $9.7 billion. The Company's net debt to net book capitalization decreased to 10 percent at March 31, 2016 from 21 percent at December 31, 2015, primarily due to the Company's issuance of 13.8 million shares of common stock during the first quarter of 2016 for cash proceeds of $1.6 billion. The Company's ratio of current assets to current liabilities increased to 2.29 to 1.00 at March 31, 2016, as compared to 2.19 to 1.00 at December 31, 2015, primarily due to the aforementioned issuance of common stock during the first quarter of 2016, partially offset by the reclassification of the Company's 6.65% Senior Notes to a current liability.
New accounting pronouncements. The effects of new accounting pronouncements are discussed in Note B of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements."

PIONEER NATURAL RESOURCES COMPANY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following quantitative and qualitative disclosures about market risk are supplementary to the quantitative and qualitative disclosures provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. As such, the information contained herein should be read in conjunction with the related disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the three months ending March 31, 2016:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2015	$757	$—	$757
Changes in contract fair value	45	(2)	43
Contract maturity receipts	(218)	—	(218)
Fair value of contracts outstanding as of March 31, 2016	$584	$(2)	$582
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of March 31, 2016 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of March 31, 2016. Although the Company had no outstanding variable rate debt as of March 31, 2016, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on April 22, 2016 is presented in the table below.

	Nine Months Ending December 31,	Year Ending December 31,						Liability Fair Value at March 31,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$455	$485	$450	$—	$450	$1,850	$3,690	$3,839
Weighted average fixed interest rate	5.53%	5.35%	5.11%	5.00%	4.42%	5.28%
Average variable interest rate	2.31%	2.57%	2.84%	3.10%	3.35%
Interest Rate Swaps:
Notional debt amount (b)	$—	$200	$—	$—	$—	$—		$2
Fixed rate payable (%)		1.98%
Variable rate receivable (%) (c)		2.02%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance costs, debt issuance discounts and net deferred fair value hedge losses.

(b)
As of March 31, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.98 percent on a notional amount of $200 million on December 15, 2017.

(c)	The variable rate receivable represents the April 22, 2016 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of March 31, 2016. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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
See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for a description of the accounting procedures followed by the Company for its derivative financial instruments and for specific information regarding the terms of the Company's derivative financial instruments that are sensitive to changes in oil, NGL or gas prices.

PIONEER NATURAL RESOURCES COMPANY

	2016			Year Ending December 31,	Asset (Liability) Fair Value at March 31,
	Second Quarter	Third Quarter	Fourth Quarter	2017	2015 (a)
					(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Swap contracts	60,000	—	—	—	$72
Weighted average fixed price per Bbl	$53.08	$—	$—	$—
Collar contracts with short puts (b)	43,000	112,000	112,000	72,000	$454
Weighted average ceiling price per Bbl	$73.26	$75.94	$75.94	$61.16
Weighted average floor price per Bbl	$63.29	$65.41	$65.41	$50.97
Weighted average short put price per Bbl	$40.00	$47.03	$47.03	$42.07
Average forward NYMEX oil prices (c)	$43.73	$44.97	$45.96	$47.33
NGL Derivatives:
Average daily notional Bbl volumes (d):
Propane swap contracts (e)	7,500	7,500	7,500	—	$5
Weighted average fixed price per Bbl	$21.57	$21.57	$21.57	$—
Average forward propane prices (c)	$19.95	$20.48	$21.16	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	70,000	70,000	70,000	—	$35
Weighted average fixed price per MMBtu	$4.06	$4.06	$4.06	$—
Collar contracts with short puts (f)	180,000	180,000	180,000	80,000	$20
Weighted average ceiling price per MMBtu	$4.01	$4.01	$4.01	$3.15
Weighted average floor price per MMBtu	$3.24	$3.24	$3.24	$2.75
Weighted average short put price per MMBtu	$2.78	$2.78	$2.78	$2.35
Average forward NYMEX gas prices (c)	$2.20	$2.44	$2.76	$2.96
Basis swap contracts					$(2)
Gulf Coast index swap contracts (g)	10,000	10,000	10,000	—
Weighted average fixed price per MMBtu	$—	$—	$—	$—
Average forward basis differential prices (h)	$(0.03)	$0.01	$(0.05)	$—
Mid-Continent index swap contracts (g)	15,000	15,000	15,000	45,000
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$(0.32)	$(0.32)
Average forward basis differential prices (h)	$(0.29)	$(0.24)	$(0.12)	$(0.22)
Permian Basin index swap contracts (i)	—	—	34,946	9,863
Weighted average fixed price per MMBtu	$—	$—	$0.41	$0.37
Average forward basis differential prices (j)	$—	$—	$0.32	$0.22

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

(b)
Subsequent to March 31, 2016, the Company entered into additional oil collar contracts with short puts for 1,000 Bbls per day of 2017 production with a ceiling price of $57.50 per Bbl, a floor price of $47.50 per Bbl and a short put price of $40.00 per Bbl.

(c)	The average forward NYMEX oil, propane and gas prices are based on April 22, 2016 market quotes.

(d)
Subsequent to March 31, 2016, the Company entered into (i) 3,000 Bbls per day of 2017 ethane collar contracts with a ceiling price of $11.83 per Bbl and a floor price of $8.68 per Bbl and (ii) a Mont Belvieu ethane basis swap that fixes the basis differential on a NYMEX HH MMBtu equivalent basis. The Company will receive the NYMEX HH price plus $0.91 per MMBtu on 2,768 MMBtu per day (equivalent to 1,000 Bbls per day of ethane) for May 2016 through December 2016. Based on April 22, 2016 market quotes, the average forward ethane price for 2017 was $10.68 per Bbl and the average forward price differential between NYMEX Henry Hub and Mont Belvieu Ethane was $0.80 per MMBtu.

PIONEER NATURAL RESOURCES COMPANY

(e)	Represents swaps that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas-posted prices.

(f)
Subsequent to March 31, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtus per day of 2018 production with a ceiling price of $3.40 per MMBtu, a floor price of $2.75 per MMBtu and a short put price of $2.25 per MMBtu.

(g)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast and Mid-Continent gas and the NYMEX Henry Hub index price used in gas swap and collar contracts with short puts.

(h)	The average forward basis differential prices are based on April 22, 2016 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

(i)	Represent swaps that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(j)	The average forward basis differential prices are based on April 22, 2016 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

Marketing and basis differential derivatives. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of March 31, 2016, the Company did not have any marketing derivatives outstanding.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Report, the risks that are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, under the headings "Part I, Item 1. Business – Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk," should be carefully considered as such risks could materially affect the Company's business, financial condition or future results. There has been no material change in the Company's risk factors from those described in the Annual Report on Form 10-K.
These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may have a material adverse effect on the Company's business, financial condition or future results.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
January 2016	46,325	$125.38	—
February 2016	142,940	$121.87	—
March 2016	—	$—	—
Total	189,265	$122.73	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description
10.1	(a) —	Seventh Amendment to Pioneer USA 401(k) and Matching Plan dated March 8, 2016.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
 _____________

(a)	Filed herewith.

(b)	Furnished herewith.

PIONEER NATURAL RESOURCES COMPANY

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereto duly authorized.

PIONEER NATURAL RESOURCES COMPANY

Date: April 28, 2016	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: April 28, 2016	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
10.1	(a) —	Seventh Amendment to Pioneer USA 401(k) and Matching Plan dated March 8, 2016.

12.1	(a) —	Computation of Ratios of Earnings to Fixed Charges and Earnings to Fixed Charges and Preferred Stock Dividends.

31.1	(a) —	Chief Executive Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

31.2	(a) —	Chief Financial Officer certification under Section 302 of Sarbanes-Oxley Act of 2002.

32.1	(b) —	Chief Executive Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

32.2	(b) —	Chief Financial Officer certification under Section 906 of Sarbanes-Oxley Act of 2002.

95.1	(a) —	Mine Safety Disclosures.

101.INS	(a) —	XBRL Instance Document.

101.SCH	(a) —	XBRL Taxonomy Extension Schema.

101.CAL	(a) —	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	(a) —	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	(a) —	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(a) —	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________

(a)	Filed herewith.

(b)	Furnished herewith.