Form 10-Q
period 2016-06-30
PIONEER NATURAL RESOURCES CO
filed 2016-07-28
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of July 25, 2016                               169,607,877

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
These risks and uncertainties include, among other things, volatility of commodity prices, product supply and demand, competition, the ability to obtain environmental and other permits and the timing thereof, other government regulation or action, the ability to obtain approvals from third parties and negotiate agreements with third parties on mutually acceptable terms, completion of planned acquisitions, litigation, the costs and results of drilling and operations, availability of equipment, services, resources and personnel required to perform the Company's drilling and operating activities, access to and availability of transportation, processing, fractionation and refining facilities, Pioneer's ability to replace reserves, implement its business plans or complete its development activities as scheduled, access to and cost of capital, the financial strength of counterparties to Pioneer's credit facility, investment instruments, derivative contracts and the purchasers of Pioneer's oil, NGL and gas production, uncertainties about estimates of reserves, identification of drilling locations and the ability to add proved reserves in the future, the assumptions underlying production forecasts, quality of technical data, environmental and weather risks, including the possible impacts of climate change, the risks associated with the ownership and operation of the Company's industrial sand mining and oilfield services businesses, and acts of war or terrorism. These and other risks are described in the Company's Annual Report on Form 10-K, this and other Quarterly Reports on Form 10-Q and other filings with the United States Securities and Exchange Commission. In addition, the Company may be subject to currently unforeseen risks that may have a materially adverse effect on it. Accordingly, no assurances can be given that the actual events and results will not be materially different than the anticipated results described in the forward-looking statements. See "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part 1, Item 3. Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1A. Risk Factors" in this Report and "Part I, Item 1. Business — Competition, Markets and Regulations," "Part I, Item 1A. Risk Factors," "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 for a description of various factors that could materially affect the ability of Pioneer to achieve the anticipated results described in the forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. The Company undertakes no duty to publicly update these statements except as required by law.

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,825	$1,391
Short-term investments	1,473	—
Accounts receivable:
Trade, net	434	384
Due from affiliates	—	1
Income taxes receivable	4	43
Inventories	165	155
Prepaid expenses	18	17
Notes receivable	501	498
Derivatives	273	694
Other	6	11
Total current assets	4,699	3,194
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	17,546	16,631
Unproved properties	137	169
Accumulated depletion, depreciation and amortization	(7,491)	(6,778)
Total property, plant and equipment	10,192	10,022
Long-term investments	23	—
Goodwill	272	272
Other property and equipment, net	1,525	1,523
Derivatives	12	64
Other, net	85	79
	$16,808	$15,154

The financial information included as of June 30, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$674	$798
Due to affiliates	67	85
Interest payable	84	65
Income taxes payable	—	2
Current portion of long-term debt	939	448
Derivatives	8	—
Other	59	64
Total current liabilities	1,831	1,462
Long-term debt	2,725	3,207
Derivatives	43	1
Deferred income taxes	1,494	1,776
Other liabilities	329	333
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 173,187,409 and 152,775,920 shares issued as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	8,843	6,267
Treasury stock at cost: 3,585,628 and 3,396,220 shares as of June 30, 2016 and December 31, 2015, respectively	(222)	(199)
Retained earnings	1,756	2,298
Total equity attributable to common stockholders	10,379	8,368
Noncontrolling interests in consolidated subsidiaries	7	7
Total equity	10,386	8,375
Commitments and contingencies
	$16,808	$15,154

The financial information included as of June 30, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and other income:
Oil and gas	$613	$596	$1,022	$1,113
Sales of purchased oil and gas	395	236	618	339
Interest and other	6	7	13	14
Derivative gains (losses), net	(229)	(197)	(186)	44
Gain on disposition of assets, net	1	2	3	3
	786	644	1,470	1,513
Costs and expenses:
Oil and gas production	141	163	297	343
Production and ad valorem taxes	36	37	65	76
Depletion, depreciation and amortization	384	329	737	639
Purchased oil and gas	410	237	653	345
Impairment of oil and gas properties	—	—	32	138
Exploration and abandonments	18	28	77	54
General and administrative	80	83	154	165
Accretion of discount on asset retirement obligations	5	3	9	6
Interest	56	46	111	92
Other	67	58	154	107
	1,197	984	2,289	1,965
Loss from continuing operations before income taxes	(411)	(340)	(819)	(452)
Income tax benefit	143	123	284	160
Loss from continuing operations	(268)	(217)	(535)	(292)
Loss from discontinued operations, net of tax	—	(1)	—	(4)
Net loss attributable to common stockholders	$(268)	$(218)	$(535)	$(296)

Basic and diluted earnings per share attributable to common stockholders:
Loss from continuing operations	$(1.63)	$(1.45)	$(3.28)	$(1.95)
Loss from discontinued operations	—	(0.01)	—	(0.03)
Net loss	$(1.63)	$(1.46)	$(3.28)	$(1.98)

Basic and diluted weighted average shares outstanding	164	149	163	149

Dividends declared per share	$—	$—	$0.04	$0.04

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2015	149,380	$2	$6,267	$(199)	$2,298	$7	$8,375
Issuance of common stock	19,838	—	2,534	—	—	—	2,534
Dividends declared ($0.04 per share)	—	—	—	—	(7)	—	(7)
Purchases of treasury stock	(189)	—	—	(23)	—	—	(23)
Tax provision related to stock-based compensation	—	—	(2)	—	—	—	(2)
Compensation costs:
Vested compensation awards, net	573	—	—	—	—	—	—
Compensation costs included in net loss	—	—	44	—	—	—	44
Net loss	—	—	—	—	(535)	—	(535)
Balance as of June 30, 2016	169,602	$2	$8,843	$(222)	$1,756	$7	$10,386

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(535)	$(296)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation and amortization	737	639
Impairment of oil and gas properties	32	138
Impairment of inventory and other property and equipment	5	9
Exploration expenses, including dry holes	40	15
Deferred income taxes	(284)	(161)
Gain on disposition of assets, net	(3)	(3)
Accretion of discount on asset retirement obligations	9	6
Discontinued operations	—	(3)
Interest expense	9	9
Derivative related activity	535	312
Amortization of stock-based compensation	44	47
Other	36	(6)
Change in operating assets and liabilities:
Accounts receivable, net	(51)	49
Income taxes receivable	39	1
Inventories	(12)	(44)
Prepaid expenses	(1)	(1)
Derivatives	(12)	—
Other current assets	1	(8)
Accounts payable	(60)	(275)
Interest payable	20	22
Income taxes payable	(2)	(1)
Other current liabilities	(26)	(17)
Net cash provided by operating activities	521	432
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	2	7
Proceeds from investment securities	1	—
Purchase of investment securities	(1,495)	—
Additions to oil and gas properties	(971)	(1,083)
Additions to other assets and other property and equipment, net	(126)	(130)
Net cash used in investing activities	(2,589)	(1,206)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,534	—
Distributions to noncontrolling interests	—	(1)
Purchases of treasury stock	(23)	(31)
Tax (provision) benefits related to stock-based compensation	(2)	6
Dividends paid	(7)	(6)
Net cash provided by (used in) financing activities	2,502	(32)
Net increase (decrease) in cash and cash equivalents	434	(806)
Cash and cash equivalents, beginning of period	1,391	1,025
Cash and cash equivalents, end of period	$1,825	$219

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
Restructuring. In February 2016, the Company announced plans to restructure its pressure pumping operations in South Texas, including relocating its two Eagle Ford Shale pressure pumping fleets to the Spraberry/Wolfcamp area. In connection therewith, the Company offered severance to certain employees and relocated a number of other employees from its South Texas locations to its operations in the Permian Basin. This initiative was substantially complete as of June 30, 2016.
In connection therewith, during the three and six months ended June 30, 2016, the Company recognized $1 million and $4 million, respectively, of restructuring charges in other expense in the accompanying consolidated statements of operations. The restructuring charges for the six months ended June 30, 2016 included approximately $3 million in cash employee severance costs and $1 million in employee relocation and other costs.
In May 2015, the Company announced plans to restructure its operations in Colorado, including closing its office in Denver, Colorado and eliminating its Trinidad-based pressure pumping operations. The restructuring plan was substantially complete as of December 31, 2015. In connection therewith, during the three and six months ended June 30, 2015, the Company recognized $15 million of restructuring charges in other expense in the accompanying consolidated statements of operations.
As of June 30, 2016, the Company had $3 million of restructuring liabilities recorded in other current and noncurrent liabilities in the accompanying consolidated balance sheet, primarily related to future lease obligations associated with its Denver, Colorado office.
Issuance of common stock. In the second quarter of 2016, the Company issued 6.0 million shares of common stock and received cash proceeds of $937 million, net of associated underwriting and offering expenses. In the first quarter of 2016, the Company issued 13.8 million shares of common stock and received cash proceeds of $1.6 billion, net of associated underwriting and offering expenses.
New accounting pronouncements. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is evaluating the new guidance and does not believe this standard will have a material impact on its consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
In February 2016, FASB issued ASU 2016-02, "Leases." ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2018 and for interim periods beginning the following year. This update should be applied using a modified retrospective approach, and early adoption is permitted. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year to fiscal years beginning after December 15, 2017. Early adoption is permitted for fiscal years beginning after December 15, 2016. In May 2016, the FASB issued ASU 2016-11, which rescinds guidance from the SEC on accounting for gas balancing arrangements and will eliminate the use of the entitlements method. Entities have the option of using either a full retrospective or modified approach to adopt the new standards. The Company is evaluating the new guidance and has not determined the impact this standard may have on its consolidated financial statements or decided upon its method of adoption.
NOTE C. Divestitures
EFS Midstream. In July 2015, the Company closed on the sale of its 50.1 percent equity interest in EFS Midstream LLC ("EFS Midstream") to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received in cash at closing and the remaining $501 million was in the form of a note, which was payable to the Company one year from closing. The note receivable was paid in full in July 2016. See Note O for additional information on the payment of the note receivable.
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
June 30, 2016
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurement at June 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2016
	(in millions)
Assets:
Commodity derivatives	$—	$285	$—	$285
Deferred compensation plan assets	78	—	—	78
Total assets	78	285	—	363
Liabilities:
Commodity derivatives	—	42	—	42
Interest rate derivatives	—	9	—	9
Total liabilities	—	51	—	51
Total recurring fair value measurements	$78	$234	$—	$312
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
The asset and liability values attributable to the Company's commodity derivatives were determined based on inputs that include (i) the contracted notional volumes, (ii) independent active market price quotes, (iii) the applicable estimated credit-adjusted risk-free rate yield curve and (iv) the implied rate of volatility inherent in the collar contracts and collar contracts with short puts, which is based on active and independent market-quoted volatility factors.
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of June 30, 2016, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
Interest rate derivatives. The Company's interest rate derivative liabilities represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The derivative values attributable to the Company's interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) forward active market-quoted London Interbank Offered Rate ("LIBOR") and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative fair value measurements represent Level 2 inputs in the hierarchy.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. The Company recognized noncash impairment charges of $5 million and $9 million for the the six months ended June 30, 2016 and 2015, respectively, attributable to inventory and other property and equipment.
Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) the West Panhandle field during the three

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

months ended March 31, 2016 and (ii) the Eagle Ford Shale field, the West Panhandle field and the South Texas - Other field during the year ended December 31, 2015 to their estimated fair values.
The Company calculated the fair values of the West Panhandle field, the Eagle Ford Shale field and the South Texas - Other field using a discounted future cash flow model. Significant Level 3 assumptions associated with the calculations included management's longer-term commodity price outlooks ("Management's Price Outlooks") and management's outlooks for (i) production costs, (ii) capital expenditures, (iii) production and (iv) estimated proved reserves and risk-adjusted probable reserves. Management's Price Outlooks are developed based on third-party longer-term commodity futures price outlooks as of each measurement date. The expected future net cash flows were discounted using an annual rate of 10 percent to determine estimated fair value.
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
It is reasonably possible that the estimate of undiscounted future net cash flows attributable to these or other properties may change in the future resulting in the need to impair their carrying values. The primary factors that may affect estimates of future cash flows are (i) future adjustments, both positive and negative, to proved and risk-adjusted probable and possible oil and gas reserves, (ii) results of future drilling activities, (iii) Management's Price Outlooks and (iv) increases or decreases in production and capital costs associated with these reserves.
Unproved oil and gas properties. During March 2016, the Company recorded an impairment charge of $32 million to write-off the carrying value of its unproved royalty acreage in Alaska (reported in exploration and abandonments in the accompanying consolidated statements of operations) as a result of the operator curtailing operations in the area and Management's Price Outlooks.
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$1,521	$1,521	$275	$275
Current portion of long-term debt	$939	$959	$448	$462
Long-term debt	$2,725	$2,999	$3,207	$3,206
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost, which approximates fair value, and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded in interest and other income in the Company's consolidated statement of operations. The investments represent Level 2 inputs in the hierarchy. Commercial paper, corporate bonds and time deposits are included in cash and cash equivalents, short-

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of June 30, 2016:

	June 30, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$1,800	$25	$—	$—	$1,825
Short-term investments	—	867	225	381	1,473
Long-term investments	—	—	23	—	23
	$1,800	$892	$248	$381	$3,321
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
Periodically, the Company may pay a premium to enter into commodity contracts. Premiums paid, if any, have been nominal in relation to the value of the underlying asset in the contract. The Company recognizes the nominal premium payments as an increase to the value of derivative assets when paid. All derivatives are adjusted to fair value as of each balance sheet date.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of June 30, 2016 and the weighted average oil prices for those contracts:

	2016		Year Ending December 31,
	Third Quarter	Fourth Quarter	2017
Collar contracts:
Volume (Bbl)	—	—	6,000
Price per Bbl:
Ceiling	$—	$—	$70.40
Floor	$—	$—	$50.00
Collar contracts with short puts:
Volume (Bbl) (a)	112,000	112,000	75,000
Price per Bbl:
Ceiling	$75.94	$75.94	$61.72
Floor	$65.41	$65.41	$49.62
Short put	$47.03	$47.03	$41.41
____________________

(a)
During June 2016, the Company paid $12 million to convert 15,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.00 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl. During the period from July 1, 2016 through July 26, 2016, the Company paid $7 million to convert 8,000 Bbls per day of additional 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a weighted average ceiling price of $60.75 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl.

NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu or Conway NGL component product prices. The Company uses derivative contracts to manage the NGL component price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of June 30, 2016 and the weighted average NGL prices for those contracts:

	2016		Year Ending December 31,
	Third Quarter	Fourth Quarter	2017
Propane swap contracts (a):
Volume (Bbl) (b)	7,500	7,500	—
Price per Bbl	$21.57	$21.57	$—
Ethane collar contracts (c):
Volume (Bbl)	—	—	3,000
Price per Bbl:
Ceiling	$—	$—	$11.83
Floor	$—	$—	$8.68
Ethane basis swap contracts (d):
Volume (MMBtu)	2,768	2,768	—
Price differential ($/MMBtu)	$0.91	$0.91	$—
 ____________________

(a)	Represent derivative contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas-posted prices.

(b)
During the period from July 1, 2016 through July 26, 2016, the Company terminated propane swap contracts for 1,500 Bbls per day of September through December 2016 production for proceeds of $167 thousand.

(c)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(d)
Represent basis swap contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swaps fix the basis differential on a NYMEX Henry Hub ("HH") MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 2,768 MMBtu per day, which is equivalent to 1,000 Bbls per day of ethane.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of June 30, 2016 and the weighted average gas prices for those contracts:

	2016		Year Ending December 31,
	Third Quarter	Fourth Quarter	2017	2018
Swap contracts:
Volume (MMBtu)	70,000	70,000	—	—
Price per MMBtu	$4.06	$4.06	$—	$—
Collar contracts with short puts:
Volume (MMBtu) (a)	180,000	180,000	80,000	50,000
Price per MMBtu:
Ceiling	$4.01	$4.01	$3.15	$3.40
Floor	$3.24	$3.24	$2.75	$2.75
Short put	$2.78	$2.78	$2.35	$2.25
Basis swap contracts:
Gulf Coast index swap volume (b)	10,000	10,000	—	—
Price differential ($/MMBtu)	$—	$—	$—	$—
Mid-Continent index swap volume (b)	15,000	15,000	45,000	—
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$(0.32)	$—
Permian Basin index swap volume (c)	—	34,946	9,863	—
Price differential ($/MMBtu)	$—	$0.41	$0.37	$—
____________________

(a)
During the period from July 1, 2016 through July 26, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtu per day of 2017 production with a ceiling price of $3.76 per MMBtu, a floor price of $3.00 per MMBtu and a short put price of $2.50 per MMBtu.

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
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of June 30, 2016, the Company did not have any marketing derivatives outstanding.
Interest rate derivative activities. As of June 30, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.94 percent on a notional amount of $250 million on December 15, 2017.
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
June 30, 2016
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of June 30, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$294	$(21)	$273
Commodity price derivatives	Derivatives - noncurrent	$18	$(6)	12
				$285
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$29	$(21)	$8
Commodity price derivatives	Derivatives - noncurrent	$40	$(6)	34
Interest rate derivatives	Derivatives - noncurrent	$9	$—	9
				$51

Fair Value of Derivative Instruments as of December 31, 2015
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$695	$(1)	$694
Commodity price derivatives	Derivatives - noncurrent	$64	$—	64
				$758
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Commodity price derivatives	Derivatives - noncurrent	$1	$—	1
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
June 30, 2016
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as	Location of Gain / (Loss) Recognized in	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Earnings on Derivatives	2016	2015	2016	2015
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$(222)	$(212)	$(177)	$39
Interest rate derivatives	Derivative gains (losses), net	(7)	15	(9)	5
Total		$(229)	$(197)	$(186)	$44
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
The following table reflects the Company's capitalized exploratory well and project activity during the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(in millions)	(in millions)
Beginning capitalized exploratory costs	$361	$306
Additions to exploratory costs pending the determination of proved reserves	314	664
Reclassification due to determination of proved reserves	(318)	(612)
Exploratory well costs charged to exploration expense	—	(1)
Ending capitalized exploratory costs	$357	$357
The following table provides an aging, as of June 30, 2016 and December 31, 2015 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	June 30, 2016	December 31, 2015
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$355	$303
More than one year	2	3
	$357	$306
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	1	1
The well that was suspended for a period greater than one year as of June 30, 2016 is in the Eagle Ford Shale area. The Company expects to complete this well in 2017.
NOTE G. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs, issuance discounts and net deferred fair value hedge losses. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of June 30, 2016, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.
Senior notes. The Company's 5.875% senior notes (the "5.875% Senior Notes"), with an outstanding debt principal balance of $455 million, matured and were repaid in July 2016. The Company's 6.65% senior notes (the "6.65% Senior Notes"), with an outstanding debt principal balance of $485 million, will mature in March 2017. The 5.875% Senior Notes and 6.65% Senior Notes are classified as current in the accompanying consolidated balance sheets as of June 30, 2016. See Note O for additional information on the payment of the 5.875% Senior Notes.
NOTE H. Incentive Plans
Stock-based compensation
For the three and six months ended June 30, 2016, the Company recorded $29 million and $53 million, respectively, of stock-based compensation expense for all plans, as compared to $32 million and $61 million for the same respective periods in 2015. As of June 30, 2016, there was $154 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $35 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of June 30, 2016 and December 31, 2015, accounts payable – due to affiliates included $9 million and $16 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the six months ended June 30, 2016 for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2015	1,081,650	271,031	148,547	199,058
Awards granted	491,104	175,988	104,114	—
Awards vested	(438,092)	(134,658)	(8,670)	—
Awards forfeited	(24,922)	(10,310)	(4,821)	—
Outstanding as of June 30, 2016	1,109,740	302,051	239,170	199,058
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Beginning asset retirement obligations	$285	$188	$285	$189
New wells placed on production	—	—	—	1
Liabilities settled	(9)	(4)	(13)	(9)
Accretion of discount	5	3	9	6
Ending asset retirement obligations	$281	$187	$281	$187
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of June 30, 2016, the current portion of the Company's asset retirement obligations was $42 million, as compared to $40 million at December 31, 2015.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE J. Commitments and Contingencies
The Company is a party to proceedings and claims incidental to its business. While many of these matters involve inherent uncertainty, the Company believes that the amount of the liability, if any, ultimately incurred with respect to such proceedings and claims will not have a material adverse effect on the Company's financial position as a whole or on its liquidity, capital resources or future annual results of operations. The Company records reserves for contingencies when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.
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
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$5	$—	$9	$—
Deferred compensation plan income	—	—	2	3
Equity interest in income of EFS Midstream (a)	—	3	—	5
Other income	1	4	2	6
Total interest and other income	$6	$7	$13	$14
 ____________________

(a)
The Company accounted for its investment in EFS Midstream prior to its sale in July 2015 using the equity method. EFS Midstream provided gathering, treating and transportation services for the Company. See Note C for additional information on the Company's sale of EFS Midstream.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Transportation commitment charges (a)	$25	$13	$50	$27
Idle drilling and well service equipment charges (b)	10	28	31	51
(Income) loss from vertical integration services (c)	16	(5)	29	(4)
Terminated drilling rig charges (d)	1	—	16	—
Impairment of inventory and other property and equipment (e)	1	3	5	9
Restructuring charges (f)	1	15	4	15
Other	13	4	19	9
Total other expense	$67	$58	$154	$107
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)	Primarily represents expenses attributable to idle drilling rig fees, which are not chargeable to joint operations.

(c)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three and six months ended June 30, 2016, these vertical integration net margins included $56 million and $124 million, respectively, of revenues and $72 million and $153 million, respectively, of costs and expenses. For the same respective periods in 2015, these vertical integration net margins included $86 million and $198 million of revenues and $81 million and $194 million of costs and expenses.

(d)	Primarily represents charges to terminate rig contracts that were not required to meet planned drilling activities.

(e)	Primarily represents charges to reduce excess material and supplies inventories to their market values. See Note D for additional information on the fair value of materials and supplies inventory.

(f)
Represents costs associated with the Company's restructuring of its pressure pumping operations in South Texas in 2016 and its operations in Colorado in 2015. See Note B for additional information on the restructuring charges.

NOTE M. Income Taxes
The Company's income tax benefit attributable to income from continuing operations consisted of the following for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Current tax provision	$—	$(1)	$—	$(1)
Deferred tax benefit	143	124	284	161
Income tax benefit	$143	$123	$284	$160
For both the three and six months ended June 30, 2016, the Company's effective tax rates, excluding income attributable to noncontrolling interests, were 35 percent, as compared to effective rates of 36 percent and 35 percent for the same respective periods in 2015. The Company has no unrecognized tax benefits as of June 30, 2016.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2013 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2010. As of June 30, 2016, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

NOTE N. Net Loss Per Share
The following table reconciles the Company's loss from continuing operations to basic and diluted net loss attributable to common stockholders for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Basic and diluted loss from continuing operations	$(268)	$(217)	(535)	(292)
Basic and diluted loss from discontinued operations	$—	$(1)	$—	$(4)
Basic and diluted net loss attributable to common stockholders	$(268)	$(218)	$(535)	$(296)
Basic and diluted weighted average common shares outstanding were 164 million and 163 million, respectively, for the three and six months ended June 30, 2016 and 149 million for the three and six months ended June 30, 2015.
NOTE O. Subsequent Events
Senior notes. In July 2016, the Company's 5.875% Senior Notes matured. The Company funded the payment of the $455 million principal balance with cash on hand. See Note G for additional information regarding the Company's senior notes.
EFS Midstream. In July 2016, the Company received a cash payment of $501 million from an unaffiliated third party to settle the outstanding note receivable that was reflected in the accompanying consolidated balance sheet as of June 30, 2016. The note receivable represented a portion of the consideration received from the July 2015 sale of EFS Midstream. See Note C for additional information regarding the Company's sale of EFS Midstream.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the second quarter of 2016 included the following highlights:

•
Net loss attributable to common stockholders for the second quarter of 2016 was $268 million ($1.63 per diluted share), as compared to net loss of $218 million ($1.46 per diluted share) for the second quarter of 2015. The primary components of the increase in the net loss attributable to common stockholders include:

•
a $55 million increase in DD&A expense, primarily attributable to the 18 percent increase in sales volumes and reductions in proved reserves as a result of the decline in commodity prices, partially offset by impairments of proved properties during 2015 and 2016, which reduced the carrying value of the Company's oil and gas properties;

•	a $32 million increase in net derivative losses, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•	a $14 million decrease in net margins attributable to purchases and sales of oil and gas used to fulfill transportation commitments;

•	a $10 million increase in interest expense, primarily related to the issuance of $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026 in December 2015; and

•
a $9 million increase in other expense, primarily related to increases in unused firm transportation costs and the net loss from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners, offset by decreases in idle drilling and well service equipment and restructuring charges; partially offset by

•
a $23 million decrease in total oil and gas production costs and production and ad valorem taxes, primarily due to the Company's cost saving initiatives and a 13 percent decrease in the average commodity prices per BOE;

•	a $20 million increase in the Company's income tax benefit as a result of the Company's larger loss from continuing operations before taxes;

•	a $17 million increase in oil and gas revenues as a result of the aforementioned 18 percent increase in sales volumes, partially offset by the aforementioned decrease in commodity prices; and

•	a $10 million decrease in exploration and abandonments expense, primarily due to the 2015 write-off of wells in southeast Colorado.

•
During the second quarter of 2016, average daily sales volumes from continuing operations increased by 18 percent to 232,703 BOEPD, as compared to 196,626 BOEPD during the second quarter of 2015. The increase in second quarter 2016 average daily sales volumes, as compared to the second quarter of 2015, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil and gas prices decreased during the second quarter of 2016 to $41.43 per Bbl and $1.67 per Mcf, respectively, as compared to $51.64 per Bbl and $2.37 per Mcf, respectively, in the second quarter of 2015. Average NGL prices increased during the second quarter of 2016 to $14.21 per Bbl, as compared to $14.03 per Bbl in the second quarter of 2015.

•
Net cash provided by operating activities increased to $409 million for the three months ended June 30, 2016, as compared to $327 million for the three months ended June 30, 2015. The $82 million increase in net cash provided by operating activities is primarily due to reductions in operating costs and funds used to satisfy working capital obligations and increases in the Company's oil and gas revenues for the three months ended June 30, 2016 as a result of increased sales volumes.

•	Issuance of 6.0 million shares of common stock during the second quarter of 2016 for net cash proceeds of $937 million.

•
As of June 30, 2016, the Company's net debt to book capitalization decreased to three percent, as compared to 21 percent at December 31, 2015, primarily due to the Company's issuances of common stock during 2016.

Recent Developments
Acquisition and drilling rig additions. In June 2016, the Company announced that it had entered into an agreement to acquire 28,000 net acres in the Permian Basin for $435 million (before normal closing adjustments), the majority of which is in the Company's core operating area. The acquisition is expected to close during the third quarter of 2016. In conjunction with the

PIONEER NATURAL RESOURCES COMPANY

acquisition and the Company's improved outlook for oil prices for the fourth quarter of 2016 and 2017, the Company announced that it expects to increase its horizontal drilling rig count to 17 rigs (from 12 rigs that were originally planned) in the Permian Basin by the end of 2016. The Company's capital expenditures budget for 2016 has been increased by $100 million to $2.1 billion to fund the incremental drilling rig expenditures during 2016. The updated 2016 capital budget includes $1.95 billion for drilling and completions operations (includes tank batteries, salt water disposal facilities and gas processing facilities) and $150 million for water infrastructure, vertical integration, systems upgrades and field facilities. The additional drilling activity in 2016 is pad drilling, with the wells on the new pads expected to be placed on production in early 2017.
EFS Midstream. In July 2016, the Company received a cash payment of $501 million from an unaffiliated third party to settle the outstanding note receivable that was reflected in the accompanying consolidated balance sheet as of June 30, 2016. The note receivable represented a portion of the consideration received from the July 2015 sale of EFS Midstream.

 Third Quarter 2016 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending September 30, 2016:
Production is forecasted to average 232,000 to 237,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $8.25 to $10.25 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $17.50 to $19.50 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $78 million to $83 million. Interest expense is expected to be $45 million to $50 million, and other expense is expected to be $65 million to $75 million. Other expense is expected to include (i) $7 million to $12 million for stacked drilling rig charges, (ii) $28 million to $33 million of charges associated with excess firm gathering and transportation commitments, (iii) $15 million to $20 million of losses (principally noncash) associated with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company and (iv) other miscellaneous charges. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Current income taxes are expected to be $1 million to $5 million and are primarily attributable to state taxes.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the six months ended June 30, 2016:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	109,702	26,315	131,938	158,007
South Texas - Eagle Ford Shale	14,358	10,781	83,174	39,002
Raton Basin	—	—	99,227	16,538
West Panhandle	3,344	2,970	13,190	8,513
South Texas - Other	1,355	160	22,027	5,186
Other	3	1	41	10
Total	128,762	40,227	349,597	227,256
The Company's total liquids production from continuing operations increased to 74 percent of total production, on a BOE basis, for the six months ended June 30, 2016, as compared to 69 percent for the same period last year.

PIONEER NATURAL RESOURCES COMPANY

 The following table summarizes by geographic area the Company's finding and development costs incurred during the six months ended June 30, 2016:

	Acquisition Costs		Exploration	Development
	Proved	Unproved	Costs	Costs	Total
	(in millions)
Permian Basin	$2	$9	$662	$256	$929
South Texas - Eagle Ford Shale	—	—	33	24	57
West Panhandle	—	—	1	2	3
South Texas - Other	—	—	—	2	2
Other	—	—	3	—	3
Total	2	$9	$699	$284	$994
The following table summarizes the Company's development and exploration/extension drilling activities for the six months ended June 30, 2016:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	27	10	31	6
South Texas - Eagle Ford Shale	6	—	2	4
Total	33	10	33	10

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	77	108	97	88
South Texas - Eagle Ford Shale	23	1	9	15
Total	100	109	106	103
Permian Basin area. In the first half of 2016, the Company reduced its rig count in the Spraberry/Wolfcamp area from 18 rigs at year-end 2015 to 13 rigs at June 30, 2016. During the second half of 2016, the Company expects to increase the rig count in the Spraberry/Wolfcamp area to 17 rigs. During 2016, the Company expects to complete approximately 230 horizontal wells (190 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play). Approximately 60 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 25 percent in the Wolfcamp A interval and 15 percent in the Lower Spraberry Shale interval. The Company continues to drill utilizing two-well and three-well pads and expects to spend $1.87 billion of drilling and completion capital in the Spraberry/Wolfcamp field during 2016. During the first six months of 2016, the Company placed on production 91 horizontal wells in the northern portion of the play and 33 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 65 percent of the wells placed on production were Wolfcamp B interval wells, and the remaining 35 percent were split predominantly between Wolfcamp A interval wells and Lower Spraberry Shale wells. In the southern portion of the play, all of the wells placed on production were Wolfcamp B interval wells.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry field. During the second quarter of 2016, the Company utilized five Company-owned fracture stimulation fleets totaling approximately 330,000 horsepower to support its drilling operations in the Spraberry/Wolfcamp field. The Company idled three of its eight fracture stimulation fleets during the second quarter of 2016 due to reduced demand for fracture stimulation services as a result of the Company's reduced rig count. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used by the Company to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.

PIONEER NATURAL RESOURCES COMPANY

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
Eagle Ford Shale area. In the Eagle Ford Shale play in South Texas, the rig count has been reduced to zero rigs given current commodity prices that continue to adversely affect well returns. The Company plans to spend $60 million of capital in 2016 to complete 18 Eagle Ford Shale wells and add field compression to reduce wellhead pressures. Due to the reduction in drilling activity, the Company expects to continue to incur fees associated with unused firm transportation, gathering, processing, and fractionation commitments over the term of the obligations.
In July 2015, the Company closed on the sale of its 50.1 percent interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining $501 million was in the form of a note, which was payable to the Company one year from closing. The note receivable was paid in full in July 2016. As a result of the sale, the Company no longer receives its share of the cash flow generated by EFS Midstream, which had the effect of increasing the Company's third-party transportation component of oil and gas production costs by approximately $0.75 per BOE. In conjunction with this transaction, the Company also extended the duration of its downstream processing and transportation contracts to 20 years, with improved terms.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $613 million and $1.0 billion for the three and six months ended June 30, 2016, respectively, as compared to $596 million and $1.1 billion for the same respective periods in 2015.
 The increase in oil and gas revenues during the three months ended June 30, 2016, as compared to the same period in 2015, is primarily due to 34 percent and 12 percent increases in daily oil and NGL sales volumes, respectively, partially offset by a four percent decline in daily gas sales volumes and declines of 20 percent and 30 percent in average oil and gas prices, respectively. The decrease in oil and gas revenues during the six months ended June 30, 2016, as compared to the same period in 2015, is primarily due to declines of 26 percent, 15 percent and 32 percent in average oil, NGL and gas prices, respectively, partially offset by 29 percent and 12 percent increases in daily oil and NGL volumes, respectively.
The following table provides average daily sales volumes for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Oil (Bbls)	134,723	100,569	128,762	99,567
NGLs (Bbls)	41,223	36,659	40,227	36,015
Gas (Mcf)	340,542	356,391	349,597	357,901
Total (BOEs)	232,703	196,626	227,256	195,232
Average daily BOE sales volumes increased by 18 percent and 16 percent for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. Production for both the six months ended June 30, 2016 and June 30, 2015 reflects lower NGL production volumes of approximately 5,000 barrels per day due to voluntary reductions in recoveries of ethane since it had a higher value if sold as part of the gas stream.

PIONEER NATURAL RESOURCES COMPANY

The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Oil (per Bbl)	$41.43	$51.64	$35.07	$47.40
NGL (per Bbl)	$14.21	$14.03	$12.32	$14.50
Gas (per Mcf)	$1.67	$2.37	$1.73	$2.53
Total (per BOE)	$28.95	$33.32	$24.72	$31.50
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast oil price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the three and six months ended June 30, 2016 was a loss of $15 million and $35 million, respectively, as compared to a loss of $1 million and $6 million for the same respective periods in 2015. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.
Interest and other income. Interest and other income for the three and six months ended June 30, 2016 was $6 million and $13 million, respectively, as compared to $7 million and $14 million for the same respective periods in 2015. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and six months ended June 30, 2016, the Company recorded $229 million and $186 million of net derivative losses, respectively, on commodity price and interest rate derivatives, of which $132 million and $349 million represented net cash receipts, respectively. During the three and six months ended June 30, 2015, the Company recorded $197 million of net derivative losses and $44 million of net derivative gains, respectively, of which $150 million and $356 million represented net cash receipts, respectively.
The following tables detail the net cash receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$110	$8.97	per Bbl	$303	$12.93	per Bbl
NGL derivative receipts	1	$0.19	per Bbl	5	$0.63	per Bbl
Gas derivative receipts	21	$0.68	per Mcf	41	$0.65	per Mcf
Total net commodity derivative receipts	$132			$349

PIONEER NATURAL RESOURCES COMPANY

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$118	$12.96	per Bbl	$299	$16.60	per Bbl
NGL derivative receipts	3	$0.85	per Bbl	2	$0.29	per Bbl
Gas derivative receipts	30	$0.91	per Mcf	56	$0.87	per Mcf
Total net commodity derivative receipts	$151			$357
See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $1 million and $3 million for the three and six months ended June 30, 2016, respectively, as compared to $2 million and $3 million for the same respective periods in 2015.
Oil and gas production costs. The Company recorded oil and gas production costs of $141 million and $297 million during the three and six months ended June 30, 2016, respectively, as compared to $163 million and $343 million during the same respective periods in 2015. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant (income) charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three and six months ended June 30, 2016 decreased by 27 percent and 26 percent, as compared to the same respective periods in 2015. The decrease in lease operating expenses per BOE during the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, is primarily due to a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs, cost reduction initiatives and lower electricity and fuel costs, which are impacted by lower commodity prices. The increase in third-party transportation charges reflects the Company no longer receiving cash flow generated by EFS Midstream as a result of its sale in July 2015. The decline in workover costs per BOE during the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, is primarily due to most workover activity being uneconomical as a result of the lower commodity price environment.
The following table provides the components of the Company's oil and gas production costs per BOE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lease operating expenses	$4.95	$7.10	$5.20	$7.60
Third-party transportation charges	1.47	1.30	1.61	1.28
Net natural gas plant (income) charges	(0.01)	0.08	0.11	0.19
Workover costs	0.25	0.63	0.27	0.63
Total production costs	$6.66	$9.11	$7.19	$9.70
Production and ad valorem taxes. The Company's production and ad valorem taxes were $36 million and $65 million during the three and six months ended June 30, 2016, respectively, as compared to $37 million and $76 million for the same respective periods in 2015. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.

PIONEER NATURAL RESOURCES COMPANY

The following table provides the Company's production and ad valorem taxes per BOE for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Production taxes	$1.22	$1.38	$1.01	$1.30
Ad valorem taxes	0.48	0.70	0.57	0.86
Total production and ad valorem taxes	$1.70	$2.08	$1.58	$2.16
Depletion, depreciation and amortization expense. The Company's DD&A expense was $384 million ($18.14 per BOE) and $737 million ($17.82 per BOE) for the three and six months ended June 30, 2016, respectively, as compared to $329 million ($18.38 per BOE) and $639 million ($18.08 per BOE) during the same respective periods in 2015. The change in per BOE DD&A expense during the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, is primarily due to a decrease in depletion expense per BOE on oil and gas properties. Depletion expense on oil and gas properties was $17.62 and $17.29 per BOE during the three and six months ended June 30, 2016, respectively, as compared to $17.75 and $17.45 per BOE during the same respective periods in 2015.
An extended commodity price decline could adversely affect the amount of oil, NGLs and gas that the Company can economically produce, which could result in the Company having to make downward adjustments to its estimated proved reserves. Reductions in estimated proved reserves could increase the amount of depletion expense the Company recognizes as a result of shortening the economic productive lives of the Company's producing wells.
Impairment of oil and gas properties. The Company performs assessments of its long-lived assets to be held and used, including oil and gas properties, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. To the extent such assessments indicate a reduction of the estimated useful life or estimated future cash flows of the Company's oil and gas properties, the carrying value may not be recoverable and therefore an impairment charge would be required to reduce the carrying value of the proved properties to their fair value.
The cash flow model the Company uses to assess proved properties for impairment includes numerous assumptions. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlook and (iv) increases or decreases in production costs and capital costs associated with those reserves. All inputs to the cash flow model must be evaluated at each measurement date.
As a result of the Company's proved property impairment assessments, the Company recognized pretax, noncash impairment charges to reduce the carrying values of (i) its West Panhandle Field during the three months ended March 31, 2016 ($32 million impairment charge) and (ii) the Eagle Ford Shale field ($846 million impairment charge), the West Panhandle field ($138 million impairment charge) and the South Texas - Other field ($72 million impairment charge) during the year ended December 31, 2015 to their estimated fair values. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Geological and geophysical	$17	$18	$37	$38
Exploratory dry holes	—	10	—	15
Leasehold abandonments and other	1	—	40	1
	$18	$28	$77	$54
During the six months ended June 30, 2016, the Company incurred leasehold abandonments primarily related to the abandonment of unproved properties in the Permian Basin and unproved acreage in Alaska in which the Company held an overriding royalty interest.

PIONEER NATURAL RESOURCES COMPANY

During the six months ended June 30, 2016, the Company drilled and evaluated 106 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2015, the Company drilled and evaluated 96 exploration/extension wells, 94 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and six months ended June 30, 2016 was $80 million ($3.77 per BOE) and $154 million ($3.72 per BOE), respectively, as compared to $83 million ($4.65 per BOE) and $165 million ($4.68 per BOE) for the same respective periods in 2015. The decrease in general and administrative expense during the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, was primarily due to the Company's cost reduction initiatives, including not replacing personnel who have left the Company and reduced contractor activity.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $5 million and $9 million for the three and six months ended June 30, 2016, respectively, as compared to $3 million and $6 million for the same respective periods in 2015. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $56 million and $111 million for the three and six months ended June 30, 2016, respectively, as compared to $46 million and $92 million for the same respective periods in 2015. The increase in interest expense during the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, was primarily due to the Company's December 2015 issuance of $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026. The weighted average interest rate on the Company's indebtedness for both the three and six months ended June 30, 2016, including the effects of capitalized interest, was 5.7 percent, as compared to 6.4 percent and 6.8 percent for the same respective periods in 2015.
Other expense. Other expense was $67 million and $154 million for the three and six months ended June 30, 2016, respectively, as compared to $58 million and $107 million during the same respective periods in 2015. The increase in other expense for the three and six months ended June 30, 2016, as compared to the same respective periods in 2015, is primarily due to increases in (i) unused firm transportation costs, (ii) the net loss recognized from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners and (iii) terminated rig contract charges, partially offset by decreases in (iv) restructuring charges and (v) idle drilling and well service equipment charges.
The Company expects to continue to incur idle drilling rig charges for the remainder of 2016. Based on current drilling plans for 2017, only minimal, if any, stacked rig charges will be incurred. The Company also expects to continue to incur charges associated with excess firm gathering and transportation commitments and vertical integration operations until commodity prices improve, allowing the Company to increase its drilling activities, or, in the case of the gathering and transportation commitments, the contractual obligations expire. See Notes B and L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Income tax benefit. The Company recorded an income tax benefit from continuing operations of $143 million and $284 million for the three and six months ended June 30, 2016, respectively, as compared to income tax benefits of $123 million and $160 million for the same respective periods in 2015. The Company's effective tax rate for both the three and six months ended June 30, 2016 was 35 percent, as compared to 36 percent and 35 percent for the three and six months ended June 30, 2015. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Loss from discontinued operations, net of tax. The Company did not have any discontinued operations activity for the three and six months ended June 30, 2016. For the three and six months ended June 30, 2015, the Company reported net losses from discontinued operations of $1 million and $4 million, respectively.
Capital Commitments, Capital Resources and Liquidity
Capital commitments. The Company's primary needs for cash are for capital expenditures and acquisition expenditures on oil and gas properties and related vertical integration assets and facilities, payment of contractual obligations, including debt maturities, dividends and working capital obligations. Funding for these cash needs may be provided by any combination of internally-generated cash flow, cash and cash equivalents on hand, sales of investments in commercial paper, corporate bonds and time deposits that are classified as short-term and long-term investments in the accompanying consolidated balance sheets, proceeds from divestitures or external financing sources as discussed in "Capital resources" below.
The Company's capital budget for 2016 is $2.1 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs), which includes approximately $1.95 billion for drilling operations and $150 million for water infrastructure, vertical integration, system upgrades and field facilities. The Company's capital

PIONEER NATURAL RESOURCES COMPANY

expenditures during the six months ended June 30, 2016 were $1.1 billion, consisting of $948 million for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $118 million for water infrastructure, vertical integration and other plant and equipment additions. Based on results for the six months ended June 30, 2016 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand, the receipt of the remaining $501 million of proceeds from the EFS Midstream divestiture (received in July 2016), sales of short-term and long-term investments and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures, acquisitions and contractual obligations for the remainder of 2016 and 2017.
Investing activities. Investing activities used $2.6 billion of cash during the six months ended June 30, 2016, as compared to $1.2 billion of cash used in investing activities during the six months ended June 30, 2015. The increase in cash used in investing activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is primarily due to the purchase of $1.5 billion of investment securities (commercial paper, corporate bonds and time deposits), partially offset by a $112 million decrease in additions to oil and gas properties. During the six months ended June 30, 2016, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities, cash on hand and the Company's issuance of 19.8 million shares of common stock during the the first half of 2016 for cash proceeds of $2.5 billion.
Dividends/distributions. During March of 2016 and 2015, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (primarily related to commitments to pay day rates for contracted drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of June 30, 2016, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. In addition, in June 2016, the Company announced that it had entered into an agreement to acquire 28,000 net acres in the Permian Basin for $435 million. The acquisition is expected to close during the third quarter of 2016. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. There were no material changes to the Company's contractual obligations during the second quarter of 2016.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of June 30, 2016, these contracts represented net assets of $234 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of June 30, 2016. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
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
Operating activities. Net cash provided by operating activities during the six months ended June 30, 2016 was $521 million, as compared to $432 million during the same period in 2015. The increase in net cash provided by operating activities for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is primarily due to reductions in operating costs and funds used to satisfy working capital obligations, partially offset by decreases in the Company's oil and gas revenues between periods as a result of declines in commodity prices.

PIONEER NATURAL RESOURCES COMPANY

Financing activities. Net cash provided by financing activities during the six months ended June 30, 2016 was $2.5 billion, as compared to net cash used in financing activities of $32 million during the same period in 2015. The change to net cash provided by financing activities during the six months ended June 30, 2016, as compared to the same period of 2015, is primarily the result of the Company's issuance of 19.8 million shares of common stock during the the first half of 2016 for cash proceeds of $2.5 billion.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand, sales of short-term and long-term investments and unused borrowing capacity under its Credit Facility. As of June 30, 2016, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of June 30, 2016. The Company also had cash on hand of $1.8 billion, short-term investments of $1.5 billion and long-term investments of $23 million as of June 30, 2016. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, the receipt of the remaining $501 million of proceeds from the EFS Midstream divestiture (received in July 2016), sales of short-term and long-term investments and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund planned 2016 and 2017 capital expenditures, acquisitions, dividend payments and provide adequate liquidity to fund other needs, including debt maturities, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at June 30, 2016 was $10.7 billion, consisting of $1.8 billion of cash and cash equivalents, short-term and long-term investments of $1.5 billion, debt of $3.7 billion and equity of $10.4 billion. The Company's net debt to net book capitalization decreased to three percent at June 30, 2016 from 21 percent at December 31, 2015, primarily due to the Company's issuance of 19.8 million shares of common stock during the the first half of 2016 for cash proceeds of $2.5 billion. The Company's ratio of current assets to current liabilities increased to 2.57 to 1.00 at June 30, 2016, as compared to 2.19 to 1.00 at December 31, 2015, primarily due to the aforementioned issuance of common stock during the first half of 2016, partially offset by the reclassification of the Company's 6.65% Senior Notes due in March 2017 to a current liability.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the six months ending June 30, 2016:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2015	$757	$—	$757
Changes in contract fair value	(177)	(9)	(186)
Contract maturity receipts	(349)	—	(349)
Payments associated with entering new contracts	12	—	12
Fair value of contracts outstanding as of June 30, 2016	$243	$(9)	$234
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of June 30, 2016 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of June 30, 2016. Although the Company had no outstanding variable rate debt as of June 30, 2016, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on July 25, 2016 is presented in the table below.

	Six Months Ending December 31,	Year Ending December 31,						Liability Fair Value at June 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$455	$485	$450	$—	$450	$1,850	$3,690	$3,958
Weighted average fixed interest rate	5.53%	5.35%	5.11%	5.00%	4.42%	5.28%
Average variable interest rate	1.93%	2.53%	2.68%	2.83%	2.99%
Interest Rate Swaps:
Notional debt amount (b)	$—	$250	$—	$—	$—	$—		$9
Fixed rate payable (%)		1.94%
Variable rate receivable (%) (c)		1.64%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance costs, debt issuance discounts and net deferred fair value hedge losses.

(b)
As of June 30, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.94 percent on a notional amount of $250 million on December 15, 2017.

(c)	The variable rate receivable represents the July 25, 2016 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of June 30, 2016. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	2016		Year Ending December 31,		Asset (Liability) Fair Value at June 30,
	Third Quarter	Fourth Quarter	2017	2018	2016 (a)
					(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	—	—	6,000	—	$10
Weighted average ceiling price per BBL	$—	$—	$70.40	$—
Weighted average floor price per BBL	$—	$—	$50.00	$—
Collar contracts with short puts (b)	112,000	112,000	75,000	—	$227
Weighted average ceiling price per Bbl	$75.94	$75.94	$61.72	$—
Weighted average floor price per Bbl	$65.41	$65.41	$49.62	$—
Weighted average short put price per Bbl	$47.03	$47.03	$41.41	$—
Average forward NYMEX oil prices (c)	$43.13	$44.60	$48.07	$—
NGL Derivatives:
Average daily notional Bbl volumes:
Propane swap contracts (d)	7,500	7,500	—	—	$(2)
Weighted average fixed price per Bbl	$21.57	$21.57	$—	$—
Average forward propane prices (c)	$19.65	$21.05	$—	$—
Ethane collar contracts (e)	—	—	3,000	—	$(2)
Weighted average ceiling price per Bbl	$—	$—	$11.83	$—
Weighted average floor price per Bbl	$—	$—	$8.68	$—
Average forward ethane prices (c)	$—	$—	$11.45	$—
Ethane basis swap contracts (MMBtu) (f)	2,768	2,768	—	—	$—
Weighted average fixed price per MMBtu	$0.91	$0.91	$—	$—
Average forward basis differential prices (g)	$0.32	$0.57	$—	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	70,000	70,000	—	—	$13
Weighted average fixed price per MMBtu	$4.06	$4.06	$—	$—
Collar contracts with short puts (h)	180,000	180,000	80,000	50,000	$(2)
Weighted average ceiling price per MMBtu	$4.01	$4.01	$3.15	$3.40
Weighted average floor price per MMBtu	$3.24	$3.24	$2.75	$2.75
Weighted average short put price per MMBtu	$2.78	$2.78	$2.35	$2.25
Average forward NYMEX gas prices (c)	$2.73	$2.96	$3.13	$3.02
Basis swap contracts					$(1)
Gulf Coast index swap contracts (i)	10,000	10,000	—	—
Weighted average fixed price per MMBtu	$—	$—	$—	$—
Average forward basis differential prices (g)	$(0.04)	$(0.06)	$—	$—
Mid-Continent index swap contracts (i)	15,000	15,000	45,000	—
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$(0.32)	$—
Average forward basis differential prices (g)	$(0.26)	$(0.14)	$(0.21)	$—
Permian Basin index swap contracts (j)	—	34,946	9,863	—
Weighted average fixed price per MMBtu	$—	$0.41	$0.37	$—
Average forward basis differential prices (k)	$—	$0.21	$0.16	$—

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

(b)
During June 2016, the Company paid $12 million to convert 15,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.00 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl. During the period from July 1, 2016 through July 26, 2016, the Company paid $7 m

PIONEER NATURAL RESOURCES COMPANY

illion to convert 8,000 Bbls per day of additional 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a weighted average ceiling price of $60.75 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl.

(c)	The average forward NYMEX oil, propane, ethane and gas prices are based on July 25, 2016 market quotes.

(d)
Represents swaps that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas-posted prices. During the period from July 1, 2016 through July 26, 2016, the Company terminated propane swap contracts for 1,500 Bbls per day of September through December 2016 production for proceeds of $167 thousand.

(e)	Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(f)
Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swaps fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 2,768 MMBtu per day, which is equivalent to 1,000 Bbls per day of ethane.

(g)	The average forward basis differential prices are based on July 25, 2016 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

(h)
During the period from July 1, 2016 through July 26, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtu per day of 2017 production with a ceiling price of $3.76 per MMBtu, a floor price of $3.00 per MMBtu and a short put price of $2.50 per MMBtu.

(i)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast and Mid-Continent gas and the HH index price used in gas swap and collar contracts with short puts.

(j)	Represent swaps that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(k)	The average forward basis differential prices are based on July 25, 2016 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

Marketing and basis differential derivatives. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of June 30, 2016, the Company did not have any marketing derivatives outstanding.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PIONEER NATURAL RESOURCES COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
April 2016	—	$—	—
May 2016	143	$159.42	—
June 2016	—	$—	—
Total	143	$159.42	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

Item 4. Mine Safety Disclosures
The Company's sand mines are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977, as amended by the Mine Improvement and New Emergency Response Act of 2006. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.

PIONEER NATURAL RESOURCES COMPANY

Item 6. Exhibits
Exhibits

Exhibit Number		Description

3.1	—	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.1	—
Pioneer Natural Resources Company Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.2	—
Form of Restricted Stock Unit Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.3	—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.4	—
Letter Agreement dated May 19, 2016, between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

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

PIONEER NATURAL RESOURCES COMPANY

Date: July 28, 2016	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: July 28, 2016	By:	/s/ MARGARET M. MONTEMAYOR
Margaret M. Montemayor,
Vice President and Chief Accounting Officer

PIONEER NATURAL RESOURCES COMPANY

Exhibit Index

Exhibit Number		Description
3.1	—	Fifth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.1	—
Pioneer Natural Resources Company Amended and Restated 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.2	—
Form of Restricted Stock Unit Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove with respect to annual awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers who received this award and identifying the material differences between each of those agreements and the filed Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.3	—
Form of Performance Unit Award Agreement between the Company and each of Scott D. Sheffield and Timothy L. Dove, with respect to awards made under the Company's 2006 Long-Term Incentive Plan, together with a schedule identifying other substantially identical agreements between the Company and each of its other executive officers and identifying the material differences between each of those agreements and the filed Performance Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

10.4	—
Letter Agreement dated May 19, 2016, between the Company and Scott D. Sheffield (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, File No. 1-13245, filed with the SEC on May 24, 2016).

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