Form 10-Q
period 2016-09-30
PIONEER NATURAL RESOURCES CO
filed 2016-11-02
CIK 1038357

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐    No  ☒
Number of shares of Common Stock outstanding as of October 28, 2016                               169,720,677

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

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS
(in millions)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$891	$1,391
Short-term investments	1,733	—
Accounts receivable:
Trade, net	447	384
Due from affiliates	—	1
Income taxes receivable	26	43
Inventories	159	155
Prepaid expenses	21	17
Notes receivable	—	498
Derivatives	172	694
Other	5	11
Total current assets	3,454	3,194
Property, plant and equipment, at cost:
Oil and gas properties, using the successful efforts method of accounting:
Proved properties	18,049	16,631
Unproved properties	486	169
Accumulated depletion, depreciation and amortization	(7,866)	(6,778)
Total property, plant and equipment	10,669	10,022
Long-term investments	319	—
Goodwill	272	272
Other property and equipment, net	1,514	1,523
Derivatives	8	64
Other assets, net	89	79
	$16,325	$15,154

The financial information included as of September 30, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED BALANCE SHEETS (continued)
(in millions, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable:
Trade	$685	$798
Due to affiliates	98	85
Interest payable	39	65
Income taxes payable	—	2
Current portion of long-term debt	485	448
Derivatives	7	—
Other	63	64
Total current liabilities	1,377	1,462
Long-term debt	2,726	3,207
Derivatives	20	1
Deferred income taxes	1,437	1,776
Other liabilities	334	333
Equity:
Common stock, $.01 par value; 500,000,000 shares authorized; 173,212,412 and 152,775,920 shares issued as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	8,867	6,267
Treasury stock at cost: 3,495,288 and 3,396,220 shares as of September 30, 2016 and December 31, 2015, respectively	(217)	(199)
Retained earnings	1,772	2,298
Total equity attributable to common stockholders	10,424	8,368
Noncontrolling interests in consolidated subsidiaries	7	7
Total equity	10,431	8,375
Commitments and contingencies
	$16,325	$15,154

The financial information included as of September 30, 2016 has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and other income:
Oil and gas	$643	$557	$1,665	$1,670
Sales of purchased oil and gas	444	326	1,062	665
Interest and other	7	2	21	16
Derivative gains (losses), net	91	573	(95)	617
Gain on disposition of assets, net	1	779	4	782
	1,186	2,237	2,657	3,750
Costs and expenses:
Oil and gas production	141	189	438	532
Production and ad valorem taxes	32	36	97	112
Depletion, depreciation and amortization	386	364	1,123	1,003
Purchased oil and gas	458	339	1,113	684
Impairment of oil and gas properties	—	72	32	210
Exploration and abandonments	19	25	96	79
General and administrative	82	81	235	246
Accretion of discount on asset retirement obligations	5	3	14	9
Interest	50	46	161	138
Other	69	79	223	186
	1,242	1,234	3,532	3,199
Income (loss) from continuing operations before income taxes	(56)	1,003	(875)	551
Income tax benefit (provision)	78	(355)	362	(195)
Income (loss) from continuing operations	22	648	(513)	356
Loss from discontinued operations, net of tax	—	(2)	—	(6)
Net income (loss) attributable to common stockholders	$22	$646	$(513)	$350

Basic earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$0.13	$4.29	$(3.10)	$2.36
Loss from discontinued operations	—	(0.01)	—	(0.04)
Net income (loss)	$0.13	$4.28	$(3.10)	$2.32
Diluted earnings per share attributable to common stockholders:
Income (loss) from continuing operations	$0.13	$4.28	$(3.10)	$2.36
Loss from discontinued operations	—	(0.01)	—	(0.04)
Net income (loss)	$0.13	$4.27	$(3.10)	$2.32
Weighted average shares outstanding:

Basic	170	149	165	149
Diluted	170	150	165	149

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENT OF EQUITY
(in millions, except share data and dividends per share)
(Unaudited)

		Equity Attributable To Common Stockholders
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total Equity
	(in thousands)
Balance as of December 31, 2015	149,380	$2	$6,267	$(199)	$2,298	$7	$8,375
Issuance of common stock	19,838	—	2,534	—	—	—	2,534
Dividends declared ($0.08 per share)	—	—	—	—	(13)	—	(13)
Exercise of long-term incentive stock options and employee stock purchases	98	—	1	6	—	—	7
Purchases of treasury stock	(197)	—	—	(24)	—	—	(24)
Tax provision related to stock-based compensation	—	—	(1)	—	—	—	(1)
Compensation costs:
Vested compensation awards, net	598	—	—	—	—	—	—
Compensation costs included in net loss	—	—	66	—	—	—	66
Net loss	—	—	—	—	(513)	—	(513)
Balance as of September 30, 2016	169,717	$2	$8,867	$(217)	$1,772	$7	$10,431

The financial information included herein has been prepared by management without audit by independent registered public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(513)	$350
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	1,123	1,003
Impairment of oil and gas properties	32	210
Impairment of inventory and other property and equipment	6	21
Exploration expenses, including dry holes	41	22
Deferred income taxes	(340)	146
Gain on disposition of assets, net	(4)	(782)
Accretion of discount on asset retirement obligations	14	9
Discontinued operations	—	(4)
Interest expense	11	14
Derivative related activity	628	(22)
Amortization of stock-based compensation	66	70
Other	51	13
Change in operating assets and liabilities:
Accounts receivable	(64)	26
Income taxes receivable	17	23
Inventories	(7)	(29)
Prepaid expenses	(4)	(3)
Derivatives	(24)	—
Other current assets	1	(6)
Accounts payable	(8)	(266)
Interest payable	(26)	(4)
Income taxes payable	(2)	26
Other current liabilities	(38)	(28)
Net cash provided by operating activities	960	789
Cash flows from investing activities:
Proceeds from disposition of assets, net of cash sold	503	556
Payments for acquisitions	(429)	—
Proceeds from investment securities	255	—
Purchase of investment securities	(2,300)	—
Additions to oil and gas properties	(1,387)	(1,573)
Additions to other assets and other property and equipment, net	(156)	(191)
Net cash used in investing activities	(3,514)	(1,208)
Cash flows from financing activities:
Principal payments on long-term debt	(455)	—
Proceeds from issuance of common stock, net of issuance costs	2,534	—
Distributions to noncontrolling interests	—	(1)
Exercise of long-term incentive plan stock options and employee stock purchases	7	6
Purchases of treasury stock	(24)	(31)
Tax (provision) benefits related to stock-based compensation	(1)	10
Payments of financing fees	—	(3)
Dividends paid	(7)	(6)
Net cash provided by (used in) financing activities	2,054	(25)
Net decrease in cash and cash equivalents	(500)	(444)
Cash and cash equivalents, beginning of period	1,391	1,025
Cash and cash equivalents, end of period	$891	$581

The financial information included herein has been prepared by management without audit by independent registered public accountants.

The accompanying notes are an integral part of these consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
NOTE B. Basis of Presentation
Presentation. In the opinion of management, the consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 include all adjustments and accruals, consisting only of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods. These interim results are not necessarily indicative of results for a full year.
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
In connection therewith, during the three and nine months ended September 30, 2016, the Company recognized nil and $4 million, respectively, of restructuring charges in other expense in the accompanying consolidated statements of operations. The restructuring charges for the nine months ended September 30, 2016 included approximately $3 million in cash employee severance costs and $1 million in employee relocation and other costs.
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
As of September 30, 2016, the Company had $2 million of restructuring liabilities recorded in other current and noncurrent liabilities in the accompanying consolidated balance sheet, primarily related to future lease obligations associated with its Denver, Colorado office.
Issuance of common stock. During the first and second quarters of 2016, the Company issued 13.8 million and 6.0 million shares of common stock, respectively, and received cash proceeds of $1.6 billion and $937 million, respectively, net of associated underwriting and offering expenses.
New accounting pronouncements. In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses." ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company does not believe this standard will have a material impact on its consolidated financial statements.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as certain classification changes in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company does not believe this standard will have a material impact on its consolidated financial statements.
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
NOTE C. Acquisitions and Divestitures
Permian Basin Acquisition. In August 2016, the Company acquired approximately 28,000 net acres in the Permian Basin, with net production of approximately 1,400 barrels of oil equivalent per day ("BOEPD"), from an unaffiliated third party for $429 million, including normal closing adjustments. The acquisition was accounted for using the acquisition method under ASC 805, "Business Combinations," which requires acquired assets and liabilities to be recorded at fair value as of the acquisition date.
The following table represents the preliminary allocation of the acquisition price to the assets acquired and the liabilities assumed based on their fair value at the acquisition date, pending final post-close adjustments:

Assets acquired:
Proved properties	$79
Unproved properties	348
Other property and equipment	5
Liabilities assumed:
Asset retirement obligations	(3)
Net assets acquired	$429
The fair value measurements of the net assets acquired are based on inputs that are not observable in the market and, therefore, represent Level 3 inputs in the fair value hierarchy (see Note D for a description of the input levels in the fair value hierarchy). The Company calculated the fair values of the acquired proved properties and asset retirement obligations using a

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

discounted future cash flow model that utilizes management's estimates of (i) proved reserves, (ii) forecasted production rates, (iii) future operating, development and plugging and abandonment costs, (iv) future commodity prices and (v) a discount rate of 10 percent for proved properties and seven percent for asset retirement obligations. The Company calculated the fair values of the acquired unproved properties based on the average price per acre in comparable market transactions.
In connection with the acquisition, the Company incurred acquisition related costs (primarily consulting, advisory and legal fees) of approximately $1.0 million. The operating results included in the Company's accompanying consolidated statements of operations from the date of acquisition to September 30, 2016, and the operating results that would have been recognized had the acquisition occurred on January 1, 2016, are not material to the Company's accompanying consolidated statements of operations.
EFS Midstream Divestiture. In July 2015, the Company sold its 50.1 percent equity interest in EFS Midstream LLC ("EFS Midstream") to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received in cash and the remaining $501 million was in the form of a note, which was payable to the Company in July 2016. The Company recorded a net gain on the disposition of $777 million during the three and nine months ended September 30, 2015. In July 2016, the Company received the remaining cash payment of $501 million, which settled the outstanding note receivable.
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
September 30, 2016
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis. The fair value input hierarchy level to which an asset or liability measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

The following table presents the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 for each of the fair value hierarchy levels:

	Fair Value Measurement at September 30, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2016
	(in millions)
Assets:
Commodity derivatives	$—	$180	$—	$180
Deferred compensation plan assets	81	—	—	81
Total assets	81	180	—	261
Liabilities:
Commodity derivatives	—	19	—	19
Interest rate derivatives	—	8	—	8
Total liabilities	—	27	—	27
Total recurring fair value measurements	$81	$153	$—	$234
Commodity derivatives. The Company's commodity derivatives represent oil, natural gas liquids ("NGL"), gas and diesel swap contracts, collar contracts and collar contracts with short puts. The asset and liability measurements for the Company's commodity derivative contracts represent Level 2 inputs in the hierarchy. The Company utilizes discounted cash flow and option-pricing models for valuing its commodity derivatives.
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
Deferred compensation plan assets. The Company's deferred compensation plan assets represent investments in equity and mutual fund securities that are actively traded on major exchanges. These investments are measured based on observable prices on major exchanges. As of September 30, 2016, the significant inputs to these asset values represented Level 1 independent active exchange market price inputs.
Interest rate derivatives. The Company's interest rate derivative liabilities represent interest rate swap contracts. The Company utilizes discounted cash flow models for valuing its interest rate derivatives. The derivative values attributable to the Company's interest rate derivative contracts are based on (i) the contracted notional amounts, (ii) forward active market-quoted London Interbank Offered Rates ("LIBOR") and (iii) the applicable credit-adjusted risk-free rate yield curve. The Company's interest rate derivative fair value measurements represent Level 2 inputs in the hierarchy.
Assets and liabilities measured at fair value on a nonrecurring basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis. These assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances. These assets and liabilities can include inventory, proved and unproved oil and gas properties and other long-lived assets that are written down to fair value when they are impaired or held for sale. See Note C for information on the fair value of assets and liabilities acquired in the Permian Basin acquisition.The Company recognized noncash impairment charges of $6 million and $21 million for the nine months ended September 30, 2016 and 2015, respectively, attributable to inventory and other property and equipment.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Proved oil and gas properties. As a result of the Company's proved property impairment assessments, the Company recognized noncash impairment charges to reduce the carrying values of (i) the West Panhandle field during the three months ended March 31, 2016 and (ii) the Eagle Ford Shale field, the West Panhandle field and the South Texas - Other field during the year ended December 31, 2015 to their estimated fair values.
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
Financial instruments not carried at fair value. Carrying values and fair values of financial instruments that are not carried at fair value in the accompanying consolidated balance sheets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Commercial paper, corporate bonds and time deposits	$2,052	$2,052	$275	$275
Current portion of long-term debt	$485	$496	$448	$462
Long-term debt	$2,726	$3,022	$3,207	$3,206
Commercial paper, corporate bonds and time deposits. Periodically, the Company invests in commercial paper and corporate bonds with investment grade rated entities. The Company also periodically enters into time deposits with financial institutions. The investments are carried at amortized cost, which approximates fair value, and classified as held-to-maturity as the Company has the intent and ability to hold them until they mature. The net carrying value of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity over the life of the investments. Income related to these investments is recorded in interest and other income in the Company's consolidated statement of operations. The investments represent Level

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

2 inputs in the hierarchy. Commercial paper, corporate bonds and time deposits are included in cash and cash equivalents if they have maturity dates that are less than 90 days at the date of purchase; otherwise, they are reflected in short-term investments or long-term investments in the accompanying consolidated balance sheets based on their maturity dates. The following table provides the components of the Company's cash and cash equivalents and investments as of September 30, 2016:

	September 30, 2016
Consolidated Balance Sheet Location	Cash	Commercial Paper	Corporate Bonds	Time Deposits	Total
	(in millions)
Cash and cash equivalents	$891	$—	$—	$—	$891
Short-term investments	—	742	459	532	1,733
Long-term investments	—	—	319	—	319
	$891	$742	$778	$532	$2,943
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
The Company has other financial instruments consisting primarily of receivables, prepaid expenses, payables and other current assets and liabilities that approximate fair value due to the nature of the instrument and their relatively short maturities. Non-financial assets and liabilities initially measured at fair value include assets acquired and liabilities assumed in a business combination, goodwill and asset retirement obligations.
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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding oil derivative contracts as of September 30, 2016 and the weighted average oil prices for those contracts:

	2016	Year Ending December 31,
	Fourth Quarter	2017
Collar contracts:
Volume (Bbl)	—	6,000
Price per Bbl:
Ceiling	$—	$70.40
Floor	$—	$50.00
Collar contracts with short puts:
Volume (Bbl) (a)	112,000	94,973
Price per Bbl:
Ceiling	$75.94	$62.36
Floor	$65.41	$49.07
Short put	$47.03	$41.30
Basis swap contracts:
Midland-Cushing index swap volume (Bbl)	6,630	—
Price differential ($/Bbl) (b)	$(0.80)	$—
____________________

(a)
During the nine months ended September 30, 2016, the Company paid $24 million to convert 33,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.76 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl. During the period from October 1, 2016 through October 28, 2016, the Company entered into additional oil collar contracts with short puts for (i) 20,000 Bbls per day of January through June 2017 production with a ceiling price of $58.99 per Bbl, a floor price of $48.50 per Bbl and a short put price of $39.00 per Bbl, (ii) 32,000 Bbls per day of July through December 2017 production with a ceiling price of $60.77 per Bbl, a floor price of $50.00 per Bbl and a short put price of $40.00 per Bbl and (iii) 20,000 Bbls per day of 2018 production with a ceiling price of $65.14 per Bbl, a floor price of $50.00 per Bbl and a short put price of $40.00 per Bbl.

(b)	Represents the basis differential between Midland, Texas oil prices and WTI prices at Cushing, Oklahoma.
NGL production derivative activities. All material physical sales contracts governing the Company's NGL production are tied directly or indirectly to either Mont Belvieu, Texas or Conway, Kansas NGL component product prices. The Company uses derivative contracts to manage the NGL component price volatility.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding NGL derivative contracts as of September 30, 2016 and the weighted average NGL prices for those contracts:

	2016	Year Ending December 31,
	Fourth Quarter	2017
Propane swap contracts (a):
Volume (Bbl)	6,000	—
Price per Bbl	$21.51	$—
Ethane collar contracts (b):
Volume (Bbl)	—	3,000
Price per Bbl:
Ceiling	$—	$11.83
Floor	$—	$8.68
Ethane basis swap contracts (c):
Volume (MMBtu)	2,768	—
Price differential ($/MMBtu)	$0.91	$—
 ____________________

(a)	Represent derivative contracts that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas posted prices.

(b)	Represent collar contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

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

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table sets forth the volumes per day associated with the Company's outstanding gas derivative contracts as of September 30, 2016 and the weighted average gas prices for those contracts:

	2016	Year Ending December 31,
	Fourth Quarter	2017	2018
Swap contracts:
Volume (MMBtu)	70,000	—	—
Price per MMBtu	$4.06	$—	$—
Collar contracts with short puts:
Volume (MMBtu) (a)	180,000	130,000	50,000
Price per MMBtu:
Ceiling	$4.01	$3.39	$3.40
Floor	$3.24	$2.85	$2.75
Short put	$2.78	$2.41	$2.25
Basis swap contracts:
Gulf Coast index swap volume (b)	10,000	—	—
Price differential ($/MMBtu)	$—	$—	$—
Mid-Continent index swap volume (b)	15,000	45,000	—
Price differential ($/MMBtu)	$(0.32)	$(0.32)	$—
Permian Basin index swap volume (c)	34,946	9,863	—
Price differential ($/MMBtu)	$0.41	$0.37	$—
____________________

(a)
During the period from October 1, 2016 through October 28, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtu per day of 2017 production with a ceiling price of $3.76 per MMBtu, a floor price of $3.06 per MMBtu and a short put price of $2.50 per MMBtu.

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
Marketing and basis derivative activities. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of September 30, 2016, the Company did not have any marketing derivatives outstanding.
Diesel derivative activities. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel its drilling rigs and fracture stimulation fleet equipment. As of September 30, 2016, the Company was party to derivative swap contracts for 1,000 Bbls per day of diesel for 2017 at an average per Bbl fixed price of $60.48.
Interest rate derivative activities. As of September 30, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.94 percent on a notional amount of $250 million on December 15, 2017.
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
September 30, 2016
(Unaudited)

The aggregate fair value of the Company's derivative instruments reported in the accompanying consolidated balance sheets by type and counterparty, including the classification between current and noncurrent assets and liabilities, consists of the following:

Fair Value of Derivative Instruments as of September 30, 2016
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$190	$(18)	$172
Commodity price derivatives	Derivatives - noncurrent	$11	$(3)	8
				$180
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$25	$(18)	$7
Commodity price derivatives	Derivatives - noncurrent	$15	$(3)	12
Interest rate derivatives	Derivatives - noncurrent	$8	$—	8
				$27

Fair Value of Derivative Instruments as of December 31, 2015
Type	Consolidated Balance Sheet Location	Fair Value	Gross Amounts Offset in the Consolidated Balance Sheet	Net Fair Value Presented in the Consolidated Balance Sheet
		(in millions)
Derivatives not designated as hedging instruments
Asset Derivatives:
Commodity price derivatives	Derivatives - current	$695	$(1)	$694
Commodity price derivatives	Derivatives - noncurrent	$64	$—	64
				$758
Liability Derivatives:
Commodity price derivatives	Derivatives - current	$1	$(1)	$—
Commodity price derivatives	Derivatives - noncurrent	$1	$—	1
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
September 30, 2016
(Unaudited)

The following table details the location of gains and losses recognized on the Company's derivative contracts in the accompanying consolidated statements of operations:

Derivatives Not Designated as	Location of Gain / (Loss) Recognized in	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Earnings on Derivatives	2016	2015	2016	2015
		(in millions)
Commodity price derivatives	Derivative gains (losses), net	$91	$575	$(87)	$614
Interest rate derivatives	Derivative gains (losses), net	—	(2)	(8)	3
Total		$91	$573	$(95)	$617
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
The following table reflects the Company's capitalized exploratory well and project activity during the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in millions)
Beginning capitalized exploratory costs	$357	$306
Additions to exploratory costs pending the determination of proved reserves	328	991
Reclassification due to determination of proved reserves	(286)	(898)
Exploratory well costs charged to exploration expense	(1)	(1)
Ending capitalized exploratory costs	$398	$398
The following table provides an aging, as of September 30, 2016 and December 31, 2015 of capitalized exploratory costs and the number of projects for which exploratory well costs have been capitalized for a period greater than one year, based on the date drilling was completed:

	September 30, 2016	December 31, 2015
	(in millions, except well counts)
Capitalized exploratory well costs that have been suspended:
One year or less	$396	$303
More than one year	2	3
	$398	$306
Number of wells or projects with exploratory well costs that have been suspended for a period greater than one year	1	1
The well that was suspended for a period greater than one year as of September 30, 2016 is in the Eagle Ford Shale area. The Company expects to complete this well in 2017.
NOTE G. Long-term Debt
Credit facility. The Company's long-term debt consists of senior notes, a revolving corporate credit facility (the "Credit Facility") and the effects of issuance costs, issuance discounts and net deferred fair value hedge losses. The Credit Facility is maintained with a syndicate of financial institutions and has aggregate loan commitments of $1.5 billion that expire in August 2020. As of September 30, 2016, the Company had no outstanding borrowings under the Credit Facility and was in compliance with its debt covenants.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Senior notes. The Company's 5.875% senior notes (the "5.875% Senior Notes") matured and were repaid in July 2016. The Company funded the $455 million repayment of the 5.875% Senior Notes with cash on hand. The Company's 6.65% senior notes, with an outstanding debt principal balance of $485 million, will mature in March 2017 and are classified as current in the accompanying consolidated balance sheets as of September 30, 2016.
NOTE H. Incentive Plans
Stock-based compensation
For the three and nine months ended September 30, 2016, the Company recorded $31 million and $84 million, respectively, of stock-based compensation expense for all plans, as compared to $26 million and $87 million for the same respective periods in 2015. As of September 30, 2016, there was $138 million of unrecognized compensation expense related to unvested share-based compensation plan awards, including $36 million attributable to stock-based awards that are expected to be settled on their vesting date in cash, rather than in equity shares ("Liability Awards"). The unrecognized compensation expense will be recognized over the remaining vesting periods of the awards, which is a period of less than three years on a weighted average basis. As of September 30, 2016 and December 31, 2015, accounts payable – due to affiliates included $17 million and $16 million, respectively, of liabilities attributable to Liability Awards.
The following table summarizes the activity that occurred during the nine months ended September 30, 2016 for each type of share-based incentive award issued by Pioneer:

	Restricted Stock Equity Awards	Restricted Stock Liability Awards	Performance Units	Stock Options
Outstanding as of December 31, 2015	1,081,650	271,031	148,547	199,058
Awards granted	520,980	180,383	104,114	—
Awards vested	(459,833)	(141,441)	(8,670)	—
Awards forfeited	(43,996)	(14,067)	(4,821)	—
Outstanding as of September 30, 2016	1,098,801	295,906	239,170	199,058
NOTE I. Asset Retirement Obligations
The Company's asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The following table summarizes the Company's asset retirement obligation activity during the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Beginning asset retirement obligations	$281	$187	$285	$189
Liabilities assumed in acquisitions	3	—	3	—
New wells placed on production	—	1	—	2
Liabilities settled	(8)	(9)	(21)	(18)
Accretion of discount	5	3	14	9
Ending asset retirement obligations	$281	$182	$281	$182
The Company records the current and noncurrent portions of asset retirement obligations in other current liabilities and other liabilities, respectively, in the accompanying consolidated balance sheets. As of both September 30, 2016 and December 31, 2015, the current portion of the Company's asset retirement obligations was $40 million.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
NOTE K. Interest and Other Income
The following table provides the components of the Company's interest and other income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$5	$2	$14	$2
Deferred compensation plan income	—	—	2	4
Equity interest in income of EFS Midstream (a)	—	—	—	5
Other income	2	—	5	5
Total interest and other income	$7	$2	$21	$16
 ____________________

(a)
The Company accounted for its investment in EFS Midstream prior to its sale in July 2015 using the equity method. EFS Midstream provided gathering, treating and transportation services for the Company. See Note C for additional information on the Company's sale of EFS Midstream.

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

 NOTE L. Other Expense
The following table provides the components of the Company's other expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Transportation commitment charges (a)	$27	$11	$77	$38
Loss from vertical integration services (b)	17	20	46	16
Idle drilling and well service equipment charges (c)	10	22	42	73
Terminated drilling rig charges (d)	—	—	15	—
Impairment of inventory and other property and equipment (e)	1	13	6	21
Restructuring charges (f)	—	9	4	24
Other	14	4	33	14
Total other expense	$69	$79	$223	$186
 ____________________

(a)	Primarily represents firm transportation payments on excess pipeline capacity commitments.

(b)
Loss from vertical integration services primarily represents net margins (attributable to third party working interest owners) that result from Company-provided fracture stimulation and service operations, which are ancillary to and supportive of the Company's oil and gas joint operating activities, and do not represent intercompany transactions. For the three and nine months ended September 30, 2016, these vertical integration net margins included $19 million and $144 million, respectively, of revenues and $36 million and $190 million, respectively, of costs and expenses. For the same respective periods in 2015, these vertical integration net margins included $66 million and $264 million of revenues and $86 million and $280 million of costs and expenses.

(c)	Primarily represents expenses attributable to idle drilling rig fees that are not chargeable to joint operations.

(d)	Primarily represents charges to terminate rig contracts that were not required to meet planned drilling activities.

(e)	Primarily represents charges to reduce excess material and supplies inventories to their market values. See Note D for additional information on the fair value of materials and supplies inventory.

(f)
Represents costs associated with the Company's restructuring of its pressure pumping operations in South Texas in 2016 and its operations in Colorado in 2015. See Note B for additional information on the restructuring charges.

NOTE M. Income Taxes
The Company's income tax benefit attributable to income from continuing operations consisted of the following for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Current tax benefit (provision)	$22	$(48)	$22	$(49)
Deferred tax benefit (provision)	56	(307)	340	(146)
Income tax benefit (provision)	$78	$(355)	$362	$(195)
For the three and nine months ended September 30, 2016, the Company's effective tax rates, excluding income attributable to noncontrolling interests, were 140 percent and 41 percent, respectively, as compared to an effective rate of 35 percent for each of the the same respective periods in 2015. The Company's effective tax rates for the three and nine months ended September 30, 2016 differ from the U.S. statutory rate of 35 percent primarily due to recognizing research and experimental expenditures credits of $59 million in the third quarter of 2016, and, to a lesser extent, state income tax apportionments and nondeductible expenses.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. As of September 30, 2016, the Company had unrecognized tax benefits of $94 million resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all of, or a portion of, the unrecognized tax benefit is sustained upon

PIONEER NATURAL RESOURCES COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by September 2017. There were no unrecognized tax benefits as of December 31, 2015.
The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Internal Revenue Service has closed examinations of the 2013 and prior tax years and, with few exceptions, the Company believes that it is no longer subject to examinations by state and foreign tax authorities for years before 2010. As of September 30, 2016, no adjustments had been proposed in any jurisdiction that would have a significant effect on the Company's liquidity, future results of operations or financial position.
NOTE N. Net Income (Loss) Per Share
The following table reconciles the Company's income (loss) from continuing operations to basic and diluted net income (loss) attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Income (loss) from continuing operations	$22	$648	$(513)	$356
Participating basic earnings	—	(6)	—	(3)
Basic and diluted income (loss) from continuing operations	$22	$642	(513)	353
Basic and diluted loss from discontinued operations	$—	$(2)	$—	$(6)
Basic and diluted net income (loss) attributable to common stockholders	$22	$640	$(513)	$347
Basic and diluted weighted average common shares outstanding were 170 million and 165 million, respectively, for the three and nine months ended September 30, 2016. Basic weighted average common shares outstanding were 149 million for both the three and nine months ended September 30, 2015, and diluted weighted average shares outstanding were 150 million and 149 million for the three and nine months ended September 30, 2015, respectively.

PIONEER NATURAL RESOURCES COMPANY

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Financial and Operating Performance
The Company's financial and operating performance for the third quarter of 2016 included the following highlights:

•
Net income attributable to common stockholders for the third quarter of 2016 was $22 million ($0.13 per diluted share), as compared to net income of $646 million ($4.27 per diluted share) for the third quarter of 2015. The primary components of the decrease in net income attributable to common stockholders include:

•	a $778 million decrease in net gains on disposition of assets as a result of recognizing a $777 million gain in the third quarter of 2015 associated with the sale of EFS Midstream LLC;

•	a $482 million decrease in net derivative gains, primarily as a result of changes in forward commodity prices and the Company's portfolio of derivatives;

•	a $22 million increase in DD&A expense, primarily attributable to a 13 percent increase in sales volumes; partially offset by

•	a $433 million reduction in the Company's income taxes as a result of the reduction in earnings from continuing operations;

•	a $86 million increase in oil and gas revenues as a result of the aforementioned 13 percent increase in sales volumes, partially offset by a decrease in oil and gas prices;

•	a $72 million decrease in impairment charges as a result of the South Texas - Other impairment charge in September 2015;

•	a $48 million decrease in total oil and gas production costs, primarily due to the Company's cost saving initiatives; and

•	a $10 million decrease in other expense, primarily related to decreases in idle drilling and well service equipment charges, inventory impairment charges and restructuring charges.

•
During the third quarter of 2016, average daily sales volumes from continuing operations increased by 13 percent to 238,878 BOEPD, as compared to 210,711 BOEPD during the third quarter of 2015. The increase in third quarter 2016 average daily sales volumes, as compared to the third quarter of 2015, is primarily due to the Company's successful Spraberry/Wolfcamp horizontal drilling program.

•
Average oil and gas prices decreased during the third quarter of 2016 to $41.44 per Bbl and $2.43 per Mcf, respectively, as compared to $42.46 per Bbl and $2.53 per Mcf, respectively, in the third quarter of 2015. Average NGL prices increased during the third quarter of 2016 to $12.46 per Bbl, as compared to $12.39 per Bbl in the third quarter of 2015.

•
Net cash provided by operating activities increased to $441 million for the three months ended September 30, 2016, as compared to $358 million for the three months ended September 30, 2015. The $83 million increase in net cash provided by operating activities is primarily due to increases in the Company's oil and gas revenues for the three months ended September 30, 2016 as a result of increased sales volumes (partially offset by the aforementioned decreases in oil and gas prices) and reductions in operating costs; partially offset by an increase in funds used to satisfy working capital obligations.

•
As of September 30, 2016, the Company's net debt to book capitalization decreased to three percent, as compared to 21 percent at December 31, 2015, primarily due to the Company's issuances of 19.8 million shares of common stock during 2016 for cash proceeds of $2.5 billion.

 Fourth Quarter 2016 Outlook
Based on current estimates, the Company expects the following operating and financial results from continuing operations for the quarter ending December 31, 2016:
Production is forecasted to average 237,000 to 242,000 BOEPD.
Production costs (including production and ad valorem taxes and transportation costs) are expected to average $7.75 to $9.75 per BOE based on current NYMEX strip commodity prices. DD&A expense is expected to average $17.50 to $19.50 per BOE.
Total exploration and abandonment expense is expected to be $20 million to $30 million. General and administrative expense is expected to be $78 million to $83 million. Interest expense is expected to be $45 million to $50 million, and other expense is

PIONEER NATURAL RESOURCES COMPANY

expected to be $65 million to $75 million. Other expense is expected to include (i) $5 million to $10 million for stacked drilling rig charges, (ii) $28 million to $33 million of charges associated with excess firm gathering and transportation commitments, (iii) $15 million to $20 million of losses (principally noncash) associated with the portion of vertical integration services provided to nonaffiliated working interest owners, including joint venture partners, in wells operated by the Company and (iv) other miscellaneous charges. Accretion of discount on asset retirement obligations is expected to be $4 million to $7 million.
The Company's effective income tax rate is expected to range from 35 percent to 40 percent assuming current capital spending plans and no significant mark-to-market changes in the Company's derivative position. Current income taxes are expected to be less than $5 million.
Operations and Drilling Highlights
The following table summarizes the Company's average daily oil, NGL, gas and total production by asset area during the nine months ended September 30, 2016:

	Oil (Bbls)	NGLs (Bbls)	Gas (Mcf)	Total (BOE)
Permian Basin	113,383	29,108	136,072	165,169
South Texas - Eagle Ford Shale	13,085	10,740	76,903	36,643
Raton Basin	—	—	97,875	16,312
West Panhandle	2,807	3,195	11,293	7,885
South Texas - Other	1,323	208	21,650	5,139
Other	4	1	35	10
Total	130,602	43,252	343,828	231,158
The Company's total liquids production from continuing operations increased to 75 percent of total production, on a BOE basis, for the nine months ended September 30, 2016, as compared to 70 percent for the same period last year.
During the second quarter of 2016, the Company increased its capital expenditures budget for the year by $100 million to $2.1 billion to fund expected incremental drilling rig expenditures during 2016 (increasing the rig count to 17 rigs from the 12 rigs that were originally planned). The capital expenditures budget excludes acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs. The updated 2016 capital budget includes $1.95 billion for drilling and completions operations (includes tank batteries, salt water disposal facilities and gas processing facilities) and $150 million for water infrastructure, vertical integration, systems upgrades and field facilities. The additional drilling activity in 2016 is pad drilling, with the wells on the new pads expected to be placed on production in early 2017.
 The following table summarizes by geographic area the Company's finding and development costs incurred during the nine months ended September 30, 2016:

	Acquisition Costs		Exploration	Development
	Proved	Unproved	Costs	Costs	Total
	(in millions)
Permian Basin	$82	$360	$1,003	$349	$1,795
South Texas - Eagle Ford Shale	—	—	35	24	59
West Panhandle	—	—	1	5	6
South Texas - Other	—	—	—	2	2
Other	—	—	4	—	4
Total	$82	$360	$1,043	$380	$1,866

PIONEER NATURAL RESOURCES COMPANY

The following table summarizes the Company's development and exploration/extension drilling activities for the nine months ended September 30, 2016:

	Development Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	27	18	33	12
South Texas - Eagle Ford Shale	6	—	3	3
Total	33	18	36	15

	Exploration/Extension Drilling
	Beginning Wells in Progress	Wells Spud	Successful Wells	Ending Wells in Progress
Permian Basin	77	168	141	104
South Texas - Eagle Ford Shale	23	1	9	15
Total	100	169	150	119
Permian Basin area. In the first half of 2016, the Company reduced its rig count in the Spraberry/Wolfcamp area from 18 rigs at year-end 2015 to 13 rigs at June 30, 2016. During the third quarter of 2016, the Company increased the rig count in the Spraberry/Wolfcamp area to 14 rigs, and it expects to add an additional three rigs during the fourth quarter of 2016. During 2016, the Company expects to complete approximately 230 horizontal wells (190 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play). Approximately 60 percent of the horizontal wells are planned to be drilled in the Wolfcamp B interval, 25 percent in the Wolfcamp A interval and 15 percent in the Lower Spraberry Shale interval. The Company continues to drill utilizing two-well and three-well pads and expects to spend $1.87 billion of drilling and completion capital in the Spraberry/Wolfcamp field during 2016. During the first nine months of 2016, the Company completed 134 horizontal wells in the northern portion of the play and 40 horizontal wells in the southern portion of the play. In the northern portion of the play, approximately 60 percent of wells placed on production were Wolfcamp B interval wells, and the remaining 40 percent were split predominantly between Wolfcamp A interval wells and Lower Spraberry Shale wells. In the southern portion of the play, all wells placed on production were Wolfcamp B interval wells.
In August 2016, the Company completed the acquisition of approximately 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD, from an unaffiliated third party for $429 million, including normal closing adjustments. The fair value of the assets acquired included $348 million of unproved property, $79 million of proved property and $5 million of other property and equipment. The fair value of the asset retirement obligations assumed was $3 million.
The Company continues to utilize its integrated services to control well costs and operating costs in addition to supporting the execution of its drilling and production activities in the Spraberry field. During the third quarter of 2016, the Company utilized five Company-owned fracture stimulation fleets totaling approximately 330,000 horsepower to support its drilling operations in the Spraberry/Wolfcamp field. The Company has idled three of its eight fracture stimulation fleets since the second quarter of 2016 due to reduced demand for fracture stimulation services as a result of the Company's reduced rig count. The Company also owns other field service equipment that supports its drilling and production operations, including pulling units, fracture stimulation tanks, water transport trucks, hot oilers, blowout preventers, construction equipment and fishing tools. In addition, Premier Silica (the Company's wholly-owned sand mining subsidiary) is supplying high-quality and logistically advantaged brown sand for proppant, which is being used by the Company to fracture stimulate horizontal wells in the Spraberry and Wolfcamp Shale intervals.
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
The Company's long-term growth plan continues to be focused on optimizing the development of the field and addressing future requirements for water, field infrastructure, gas processing, sand, pipeline takeaway, oilfield services, tubulars, electricity, buildings and roads. However, much of the Company's front-end loaded infrastructure plans, which were expected to provide significant future cost savings and support the Company's long-term growth plan in the Spraberry/Wolfcamp area, have been minimized given the significant decline in oil prices. The Company expects to continue to invest in infrastructure for a field-wide water distribution network, additional gas processing facilities and expansion of Premier Silica's Brady sand mine based on the Company's outlook for commodity prices and expected activity levels.
Eagle Ford Shale area. In the Eagle Ford Shale play in South Texas, the rig count has been reduced to zero rigs given current commodity prices that continue to adversely affect well returns. The Company completed 12 Eagle Ford Shale wells during

PIONEER NATURAL RESOURCES COMPANY

2016. The Company does not plan to complete any additional Eagle Ford Shale wells during the remainder of the year. Due to the reduction in drilling activity, the Company expects to continue to incur fees associated with unused firm transportation, gathering, processing, and fractionation commitments over the term of the obligations.
In July 2015, the Company closed on the sale of its 50.1 percent interest in EFS Midstream to an unaffiliated third party, with the Company receiving total consideration of $1.0 billion, of which $530 million was received at closing and the remaining $501 million was in the form of a note, which was payable to the Company in July 2016. The note receivable was paid in full in July 2016.
Results of Operations from Continuing Operations
Oil and gas revenues. Oil and gas revenues totaled $643 million and $1.7 billion for the three and nine months ended September 30, 2016, respectively, as compared to $557 million and $1.7 billion for the same respective periods in 2015.
 The increase in oil and gas revenues during the three months ended September 30, 2016, as compared to the same period in 2015, is primarily due to 23 percent and 18 percent increases in daily oil and NGL sales volumes, respectively, partially offset by an eight percent decline in daily gas sales volumes and declines of two percent and four percent in average oil and gas prices, respectively. Oil and gas revenues for the nine months ended September 30, 2016, as compared to the same period in 2015, reflected increases of 27 percent and 14 percent in daily oil and NGL sales volumes, respectively, offset by a four percent decline in daily gas sales volumes and declines of 18 percent, 10 percent and 23 percent in average oil, NGL and gas prices, respectively.
The following table provides average daily sales volumes for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (Bbls)	134,240	109,101	130,602	102,780
NGLs (Bbls)	49,235	41,617	43,252	37,903
Gas (Mcf)	332,415	359,957	343,828	358,594
Total (BOEs)	238,878	210,711	231,158	200,448
Average daily BOE sales volumes increased by 13 percent and 15 percent for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, principally due to the Company's successful Spraberry/Wolfcamp horizontal drilling program. Production for the nine months ended September 30, 2016 and September 30, 2015 reflects lower NGL production volumes of approximately 4,900 Bbls per day and 5,200 Bbls per day, respectively, due to voluntary reductions in recoveries of ethane since it had a higher value if sold as part of the gas stream.
The oil, NGL and gas prices that the Company reports are based on the market prices received for each commodity. The following table provides the Company's average prices for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Oil (per Bbl)	$41.44	$42.46	$37.27	$45.63
NGL (per Bbl)	$12.46	$12.39	$12.37	$13.72
Gas (per Mcf)	$2.43	$2.53	$1.96	$2.53
Total (per BOE)	$29.24	$28.75	$26.29	$30.52
Sales of purchased oil and gas. The Company periodically enters into pipeline capacity commitments in order to secure oil, NGL and gas transportation capacity from the Company’s areas of production. The Company enters into purchase transactions with third parties and separate sale transactions with third parties to diversify a portion of the Company's WTI oil sales to a Gulf Coast oil price and to satisfy unused pipeline capacity commitments. Revenues and expenses from these transactions are presented on a gross basis as the Company acts as a principal in the transaction by assuming the risk and rewards of ownership, including credit risk, of the commodities purchased and assuming responsibility to deliver the commodities sold. The net effect of third party purchases and sales of oil and gas for the three and nine months ended September 30, 2016 was a loss of $14 million and $51 million, respectively, as compared to a loss of $13 million and $19 million for the same respective periods in 2015. Firm transportation payments on excess pipeline capacity commitments are included in other expense in the accompanying consolidated statements of operations. See Note L of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information on transportation commitment charges.

PIONEER NATURAL RESOURCES COMPANY

Interest and other income. Interest and other income for the three and nine months ended September 30, 2016 was $7 million and $21 million, respectively, as compared to $2 million and $16 million for the same respective periods in 2015. See Note K of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information.
Derivative gains (losses), net. The Company utilizes commodity swap contracts, collar contracts and collar contracts with short puts to (i) reduce the effect of price volatility on the commodities the Company produces and sells or consumes, (ii) support the Company's annual capital budgeting and expenditure plans and (iii) reduce commodity price risk associated with certain capital projects. During the three and nine months ended September 30, 2016, the Company recorded $91 million of net derivative gains and $95 million of net derivative losses, respectively, on commodity price and interest rate derivatives, of which $184 million and $533 million represented net cash receipts, respectively. During the three and nine months ended September 30, 2015, the Company recorded $573 million and $617 million of net derivative gains, respectively, of which $238 million and $595 million represented net cash receipts, respectively.
The following tables detail the net cash receipts on the Company's commodity derivatives and the relative price impact (per Bbl or Mcf) for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$168	$13.59	per Bbl	$471	$13.16	per Bbl
NGL derivative receipts	2	$0.40	per Bbl	6	$0.54	per Bbl
Gas derivative receipts	14	$0.48	per Mcf	56	$0.59	per Mcf
Total net commodity derivative receipts	$184			$533

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Net cash receipts	Price impact		Net cash receipts	Price impact
	(in millions)			(in millions)
Oil derivative receipts	$205	$20.47	per Bbl	$505	$17.98	per Bbl
NGL derivative receipts	5	$1.28	per Bbl	7	$0.65	per Bbl
Gas derivative receipts	29	$0.87	per Mcf	85	$0.87	per Mcf
Total net commodity derivative receipts	$239			$597
See Notes D and E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information regarding the Company's derivative activities and market risks associated with those activities.
Gain on disposition of assets, net. The Company recorded net gains on the disposition of assets of $1 million and $4 million for the three and nine months ended September 30, 2016, respectively, as compared to $779 million and $782 million for the same respective periods in 2015. The net gains on the disposition of assets for the three and nine months ended September 30, 2015 are primarily due to the gain of $777 million recorded on the sale of EFS Midstream in July 2015. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's EFS Midstream divestiture.
Oil and gas production costs. The Company recognized oil and gas production costs of $141 million and $438 million during the three and nine months ended September 30, 2016, respectively, as compared to $189 million and $532 million during the same respective periods in 2015. Lease operating expenses and workover costs represent the components of oil and gas production costs over which the Company has management control, while third-party transportation charges represent the cost to transport volumes produced to a sales point. Net natural gas plant (income) charges represent the net costs to gather and process the Company's gas, reduced by net revenues earned from the gathering and processing of third-party gas in Company-owned facilities.
Total oil and gas production costs per BOE for the three and nine months ended September 30, 2016 decreased by 34 percent and 29 percent, as compared to the same respective periods in 2015. The decrease in lease operating expenses per BOE during the three and nine months ended September 30, 2016, as compared to the same respective periods in 2015, was primarily due to

PIONEER NATURAL RESOURCES COMPANY

a greater proportion of the Company's production coming from horizontal wells in Spraberry/Wolfcamp area that have lower per BOE lease operating costs, cost reduction initiatives and lower electricity and fuel costs, which were impacted by lower commodity prices. The decline in workover costs per BOE during the three and nine months ended September 30, 2016, as compared to the same respective periods in 2015, was primarily due to most workover activity being uneconomical as a result of the lower commodity price environment.
The following table provides the components of the Company's oil and gas production costs per BOE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease operating expenses	$4.72	$7.08	$5.03	$7.42
Third-party transportation charges	1.31	2.04	1.51	1.55
Net natural gas plant (income) charges	0.02	(0.01)	0.07	0.12
Workover costs	0.37	0.64	0.30	0.63
Total production costs	$6.42	$9.75	$6.91	$9.72
Production and ad valorem taxes. The Company's production and ad valorem taxes were $32 million and $97 million during the three and nine months ended September 30, 2016, respectively, as compared to $36 million and $112 million for the same respective periods in 2015. In general, production and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices.
The following table provides the Company's production and ad valorem taxes per BOE for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Production taxes	$1.07	$1.11	$1.03	$1.23
Ad valorem taxes	0.36	0.76	0.50	0.82
Total production and ad valorem taxes	$1.43	$1.87	$1.53	$2.05
Depletion, depreciation and amortization expense. The Company's DD&A expense was $386 million ($17.54 per BOE) and $1.1 billion ($17.73 per BOE) for the three and nine months ended September 30, 2016, respectively, as compared to $364 million ($18.77 per BOE) and $1.0 billion ($18.32 per BOE) during the same respective periods in 2015. The change in per BOE DD&A expense during the three and nine months ended September 30, 2016, as compared to the same respective periods in 2015, is primarily due to a decrease in depletion expense per BOE on oil and gas properties. Depletion expense on oil and gas properties was $17.05 and $17.21 per BOE during the three and nine months ended September 30, 2016, respectively, as compared to $18.22 and $17.72 per BOE during the same respective periods in 2015.
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
The cash flow model the Company uses to assess proved properties for impairment includes numerous assumptions. The primary factors that may affect estimates of future cash flows are (i) future reserve adjustments, both positive and negative, to proved reserves and appropriate risk-adjusted probable and possible reserves, (ii) results of future drilling activities, (iii) Management's Price Outlook and (iv) increases or decreases in production costs and capital costs associated with those reserves. All inputs to the cash flow model are evaluated at each measurement date.

PIONEER NATURAL RESOURCES COMPANY

As a result of the Company's proved property impairment assessments, the Company recognized noncash impairment charges to reduce the carrying values of (i) its West Panhandle Field during the three months ended March 31, 2016 ($32 million impairment charge) and (ii) the Eagle Ford Shale field ($846 million impairment charge), the West Panhandle field ($138 million impairment charge) and the South Texas - Other field ($72 million impairment charge) during the year ended December 31, 2015 to their estimated fair values. See Note D of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's proved oil and gas property impairment charges.
Exploration and abandonments expense. The following table provides the Company's geological and geophysical costs, exploratory dry holes expenses and lease abandonments and other exploration expenses for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Geological and geophysical	$18	$18	$55	$56
Exploratory dry holes	1	—	1	16
Leasehold abandonments and other	—	7	40	7
	$19	$25	$96	$79
The geological and geophysical expenses for the three and nine months ended September 30, 2016 and 2015 were principally related to geological and geophysical personnel costs. During the nine months ended September 30, 2016, the Company incurred leasehold abandonments primarily related to the abandonment of unproved properties in the Permian Basin and unproved acreage in Alaska in which the Company held an overriding royalty interest.
During the nine months ended September 30, 2016, the Company drilled and evaluated 150 exploration/extension wells, all of which were successfully completed as discoveries. During the same period in 2015, the Company drilled and evaluated 157 exploration/extension wells, 155 of which were successfully completed as discoveries.
General and administrative expense. General and administrative expense for the three and nine months ended September 30, 2016 was $82 million ($3.72 per BOE) and $235 million ($3.72 per BOE), respectively, as compared to $81 million ($4.18 per BOE) and $246 million ($4.50 per BOE) for the same respective periods in 2015. The decrease in general and administrative expense per BOE during the three and nine months ended September 30, 2016, as compared to the same respective periods in 2015, was primarily due to the Company's cost reduction initiatives, including not replacing personnel who have left the Company and reduced contractor activity, while continuing to increase production.
Accretion of discount on asset retirement obligations. Accretion of discount on asset retirement obligations was $5 million and $14 million for the three and nine months ended September 30, 2016, respectively, as compared to $3 million and $9 million for the same respective periods in 2015. See Note I of Notes to Consolidated Financial Statements in "Item 1. Financial Statements" for information regarding the Company's asset retirement obligations.
 Interest expense. Interest expense was $50 million and $161 million for the three and nine months ended September 30, 2016, respectively, as compared to $46 million and $138 million for the same respective periods in 2015. The increase in interest expense during the three and nine months ended September 30, 2016, as compared to the same respective periods in 2015, was primarily due to the Company's December 2015 issuance of $500 million of 3.45% Senior Notes due 2021 and $500 million of 4.45% Senior Notes due 2026. The weighted average interest rates on the Company's indebtedness for the three and nine months ended September 30, 2016, including the effects of capitalized interest, were 5.9 percent and 6.1 percent, respectively, as compared to 7.0 percent for both respective periods in 2015.
Other expense. Other expense was $69 million and $223 million for the three and nine months ended September 30, 2016, respectively, as compared to $79 million and $186 million during the same respective periods in 2015. The decrease in other expense for the three months ended September 30, 2016, as compared to the same respective period in 2015, was primarily due to decreases of (i) $12 million in idle drilling and well service equipment charges, (ii) $12 million in inventory impairment charges, (iii) $9 million in restructuring charges and (iv) $3 million in net losses from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners, partially offset by (v) a $16 million increase in unused firm transportation costs. The increase in other expense for the nine months ended September 30, 2016, as compared to the same respective period in 2015, was primarily due to increases of (i) $39 million in unused firm transportation costs, (ii) $30 million in net losses from Company-provided fracture stimulation and related service operations that are provided to third party working interest owners and (iii) $15 million in terminated rig contract charges, partially offset by decreases of (iv) $31 million in idle drilling and well service equipment charges, (v) $20 million in restructuring charges and (vi) $15 million in inventory impairment charges.

PIONEER NATURAL RESOURCES COMPANY

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
Income tax benefit (provision). The Company recorded an income tax benefit from continuing operations of $78 million and $362 million for the three and nine months ended September 30, 2016, respectively, as compared to income tax provisions of $355 million and $195 million for the same respective periods in 2015. The Company's effective tax rate for the three and nine months ended September 30, 2016 was 140 percent and 41 percent, respectively, as compared to 35 percent for the three and nine months ended September 30, 2015. The Company's effective tax rates for the three and nine months ended September 30, 2016 differ from the U.S. statutory rate of 35 percent primarily due to recognizing research and experimental expenditures credits of $59 million in the third quarter of 2016, and, to a lesser extent, state income tax apportionments and nondeductible expenses.
As of September 30, 2016, the Company had unrecognized tax benefits of $94 million resulting from research and experimental expenditures related to horizontal drilling and completions innovations. If all of, or a portion of, the unrecognized tax benefit is sustained upon examination by the taxing authorities, the tax benefit will be recognized as a reduction to the Company's deferred tax liability and will affect the Company's effective tax rate in the period it is recognized. The Company expects to resolve the uncertainties associated with the unrecognized tax benefit by September 2017. There were no unrecognized tax benefits as of December 31, 2015. See Note M of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information regarding the Company's income taxes.
Loss from discontinued operations, net of tax. The Company did not have any discontinued operations activity for the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2015, the Company reported net losses from discontinued operations of $2 million and $6 million, respectively.
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
The Company's capital budget for 2016 is $2.1 billion (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs), which includes approximately $1.95 billion for drilling operations and $150 million for water infrastructure, vertical integration, system upgrades and field facilities. The Company's capital expenditures during the nine months ended September 30, 2016 were $1.5 billion, consisting of $1.4 billion for drilling operations (excluding acquisitions, asset retirement obligations, capitalized interest and geological and geophysical administrative costs) and $154 million for water infrastructure, vertical integration, system upgrades and other plant and equipment additions. Based on results for the nine months ended September 30, 2016 and Management's Price Outlook, the Company expects its net cash flows from operating activities, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, availability under the Credit Facility to be sufficient to fund its planned capital expenditures, acquisitions and contractual obligations for the remainder of 2016 and 2017.
Investing activities. Investing activities used $3.5 billion of cash during the nine months ended September 30, 2016, as compared to $1.2 billion of cash used in investing activities during the nine months ended September 30, 2015. The increase in cash used in investing activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is primarily due to the net purchases of $2.0 billion of investment securities (commercial paper, corporate bonds and time deposits) and the purchase of 28,000 net acres in the Permian Basin, with net production of approximately 1,400 BOEPD, from an unaffiliated third party for $429 million. See Note C of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" for additional information about the Company's Permian Basin acquisition during the third quarter of 2016. During the nine months ended September 30, 2016, the Company's expenditures for investing activities were primarily funded by net cash provided by operating activities, cash on hand and the Company's issuance of 19.8 million shares of common stock during the the first half of 2016 for cash proceeds of $2.5 billion.

PIONEER NATURAL RESOURCES COMPANY

Dividends/distributions. During March and August of 2016 and 2015, the Board declared semiannual dividends of $0.04 per common share. Future dividends are at the discretion of the Board, and, if declared, the Board may change the current dividend amount based on the Company's liquidity and capital resources at the time.
Contractual obligations, including off-balance sheet obligations. The Company's contractual obligations include long-term debt, operating leases, drilling commitments (primarily related to commitments to pay day rates for contracted drilling rigs), capital funding obligations, derivative obligations, firm transportation and fractionation commitments, minimum annual gathering, processing and transportation commitments and other liabilities (including postretirement benefit obligations). From time-to-time, the Company enters into arrangements and transactions that can give rise to material off-balance sheet obligations of the Company. As of September 30, 2016, the material off-balance sheet arrangements and transactions that the Company had entered into included (i) operating lease agreements, (ii) drilling commitments, (iii) firm purchase, transportation and fractionation commitments, (iv) open purchase commitments and (v) contractual obligations for which the ultimate settlement amounts are not fixed and determinable. The contractual obligations for which the ultimate settlement amounts are not fixed and determinable include (i) derivative contracts that are sensitive to future changes in commodity prices or interest rates, (ii) gathering, processing (primarily treating and fractionation) and transportation commitments on uncertain volumes of future throughput, (iii) open delivery commitments and (iv) indemnification obligations following certain divestitures. Other than the off-balance sheet arrangements described above, the Company has no transactions, arrangements or other relationships with unconsolidated entities or other parties that are reasonably likely to materially affect the Company's liquidity or availability of or requirements for capital resources. There were no material changes to the Company's contractual obligations during the third quarter of 2016.
The Company's commodity and interest rate derivative contracts are periodically measured and recorded at fair value and continue to be subject to market or credit risk. As of September 30, 2016, these contracts represented net assets of $153 million. The ultimate liquidation value of the Company's commodity and interest rate derivatives will be dependent upon actual future commodity prices and interest rates, which may differ materially from the inputs used to determine the derivatives' fair values as of September 30, 2016. See Note E of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" for additional information about the Company's derivative instruments and market risk.
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
Operating activities. Net cash provided by operating activities during the nine months ended September 30, 2016 was $960 million, as compared to $789 million during the same period in 2015. The increase in net cash provided by operating activities for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is primarily due to reductions in operating costs and funds used to satisfy working capital obligations.
Financing activities. Net cash provided by financing activities during the nine months ended September 30, 2016 was $2.1 billion, as compared to net cash used in financing activities of $25 million during the same period in 2015. The change to net cash provided by financing activities during the nine months ended September 30, 2016, as compared to the same period of 2015, is primarily the result of the Company's issuance of 19.8 million shares of common stock during 2016 for cash proceeds of $2.5 billion, partially offset by the principal payment of $455 million for the Company's 5.875% Senior Notes that matured and were repaid in July 2016.
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
 Liquidity. The Company's principal sources of short-term liquidity are cash on hand, sales of short-term and long-term investments and unused borrowing capacity under its Credit Facility. As of September 30, 2016, the Company had no outstanding borrowings under its Credit Facility, leaving $1.5 billion of unused borrowing capacity. The Company was in compliance with all of its debt covenants as of September 30, 2016. The Company also had cash on hand of $891 million, short-term investments of $1.7 billion and long-term investments of $319 million as of September 30, 2016. If internal cash flows do not meet the Company's expectations, the Company may reduce its level of capital expenditures, reduce dividend payments, and/or fund a portion of its

PIONEER NATURAL RESOURCES COMPANY

capital expenditures using cash on hand, sales of short-term and long-term investments, availability under its Credit Facility, issuances of debt or equity securities or other sources, such as sales of nonstrategic assets. The Company cannot provide any assurance that needed short-term or long-term liquidity will be available on acceptable terms or at all. Although the Company expects that the combination of internal operating cash flows, cash and cash equivalents on hand, sales of short-term and long-term investments and, if necessary, available capacity under the Company's Credit Facility will be adequate to fund planned 2016 and 2017 capital expenditures, acquisitions, dividend payments and provide adequate liquidity to fund other needs, including debt maturities, no assurances can be given that such funding sources will be adequate to meet the Company's future needs.
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
Book capitalization and current ratio. The Company's net book capitalization at September 30, 2016 was $10.7 billion, consisting of $891 million of cash and cash equivalents, short-term and long-term investments of $2.1 billion, debt of $3.2 billion and equity of $10.4 billion. The Company's net debt to net book capitalization decreased to three percent at September 30, 2016 from 21 percent at December 31, 2015, primarily due to the Company's issuance of 19.8 million shares of common stock during the the first half of 2016 for cash proceeds of $2.5 billion. The Company's ratio of current assets to current liabilities increased to 2.51 to 1.00 at September 30, 2016, as compared to 2.19 to 1.00 at December 31, 2015, primarily due to the aforementioned issuance of common stock during the first half of 2016.
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
The following table reconciles the changes that occurred in the fair values of the Company's open derivative contracts during the nine months ending September 30, 2016:

	Derivative Contract Net Assets
	Commodities	Interest Rates	Total
	(in millions)
Fair value of contracts outstanding as of December 31, 2015	$757	$—	$757
Changes in contract fair value	(87)	(8)	(95)
Contract maturity receipts	(533)	—	(533)
Payments associated with entering new contracts	24	—	24
Fair value of contracts outstanding as of September 30, 2016	$161	$(8)	$153
Interest rate sensitivity. See Note G of Notes to Consolidated Financial Statements included in "Item 1. Financial Statements" and Capital Commitments, Capital Resources and Liquidity included in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the Company's long-term debt.

PIONEER NATURAL RESOURCES COMPANY

The following table provides information about financial instruments to which the Company was a party as of September 30, 2016 and that are sensitive to changes in interest rates. The table presents debt maturities by expected maturity dates, the weighted average interest rates expected to be paid on the debt given current contractual terms and market conditions and the debt's estimated fair value. For fixed rate debt, the weighted average interest rate represents the contractual fixed rates that the Company was obligated to periodically pay on the debt as of September 30, 2016. Although the Company had no outstanding variable rate debt as of September 30, 2016, the average variable contractual rates for its credit facility projected forward proportionate to the forward yield curve for LIBOR on October 28, 2016 is presented in the table below.

	Three Months Ending December 31,	Year Ending December 31,						Liability Fair Value at September 30,
	2016	2017	2018	2019	2020	Thereafter	Total	2016
	(dollars in millions)
Total Debt:
Fixed rate principal maturities (a)	$—	$485	$450	$—	$450	$1,850	$3,235	$3,518
Weighted average fixed interest rate	5.51%	5.35%	5.11%	5.00%	4.42%	5.28%
Average variable interest rate	1.74%	2.57%	2.75%	2.94%	3.15%
Interest Rate Swaps:
Notional debt amount (b)	$—	$250	$—	$—	$—	$—		$8
Fixed rate payable (%)		1.94%
Variable rate receivable (%) (c)		1.85%
 ____________________

(a)	Represents maturities of principal amounts excluding debt issuance costs, debt issuance discounts and net deferred fair value hedge losses.

(b)
As of September 30, 2016, the Company was a party to interest rate derivative contracts whereby the Company will receive the three-month LIBOR rate for the 10-year period from December 2017 to December 2027 in exchange for paying a weighted average fixed interest rate of 1.94 percent on a notional amount of $250 million on December 15, 2017.

(c)	The variable rate receivable represents the October 28, 2016 forecasted three-month LIBOR rate for the 10-year period from December 2017 through December 2027.
Commodity derivative instruments and price sensitivity. The following table provides information about the Company's oil, NGL and gas derivative financial instruments that were sensitive to changes in oil, NGL and gas prices as of September 30, 2016. Although mitigated by the Company's derivative activities, declines in oil, NGL and gas prices would reduce the Company's revenues.
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

PIONEER NATURAL RESOURCES COMPANY

	2016	Year Ending December 31,		Asset (Liability) Fair Value at September 30,
	Fourth Quarter	2017	2018	2016 (a)
				(in millions)
Oil Derivatives:
Average daily notional Bbl volumes:
Collar contracts	—	6,000	—	$9
Weighted average ceiling price per Bbl	$—	$70.40	$—
Weighted average floor price per Bbl	$—	$50.00	$—
Collar contracts with short puts (b)	112,000	94,973	—	$146
Weighted average ceiling price per Bbl	$75.94	$62.36	$—
Weighted average floor price per Bbl	$65.41	$49.07	$—
Weighted average short put price per Bbl	$47.03	$41.30	$—
Average forward NYMEX oil prices (c)	$48.70	$51.51	$—
Midland-Cushing index swap contracts	6,630	—	—	$—
Weighted average fixed price per Bbl	$(0.80)	$—	$—
Average forward basis differential prices (d)	$(0.15)	$—	$—
NGL Derivatives:
Average daily notional Bbl volumes:
Propane swap contracts (e)	6,000	—	—	$(1)
Weighted average fixed price per Bbl	$21.51	$—	$—
Average forward propane prices (c)	$24.26	$—	$—
Ethane collar contracts (f)	—	3,000	—	$—
Weighted average ceiling price per Bbl	$—	$11.83	$—
Weighted average floor price per Bbl	$—	$8.68	$—
Average forward ethane prices (c)	$—	$10.76	$—
Ethane basis swap contracts (MMBtu) (g)	2,768	—	—	$—
Weighted average fixed price per MMBtu	$0.91	$—	$—
Average forward basis differential prices (h)	$0.40	$—	$—
Gas Derivatives:
Average daily notional MMBtu volumes:
Swap contracts	70,000	—	—	$7
Weighted average fixed price per MMBtu	$4.06	$—	$—
Collar contracts with short puts (i)	180,000	130,000	50,000	$(1)
Weighted average ceiling price per MMBtu	$4.01	$3.39	$3.40
Weighted average floor price per MMBtu	$3.24	$2.85	$2.75
Weighted average short put price per MMBtu	$2.78	$2.41	$2.25
Average forward NYMEX gas prices (c)	$3.11	$3.19	$3.03
Basis swap contracts				$(1)
Gulf Coast index swap contracts (j)	10,000	—	—
Weighted average fixed price per MMBtu	$—	$—	$—
Average forward basis differential prices (h)	$(0.05)	$—	$—
Mid-Continent index swap contracts (j)	15,000	45,000	—
Weighted average fixed price per MMBtu	$(0.32)	$(0.32)	$—
Average forward basis differential prices (h)	$(0.07)	$(0.24)	$—
Permian Basin index swap contracts (k)	34,946	9,863	—
Weighted average fixed price per MMBtu	$0.41	$0.37	$—
Average forward basis differential prices (l)	$0.41	$0.21	$—

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

(b)
During 2016, the Company paid $24 million to convert 33,000 Bbls per day of 2017 collar contracts with short puts into new 2017 collar contracts with short puts with a ceiling price of $60.76 per Bbl, a floor price of $45.00 per Bbl and a short put price of $40.00 per Bbl. During the period from October 1, 2016 through October 28, 2016, the Company entered into additional oil collar contracts with short puts for (i) 20,000 Bbls per day of January through June 2017 production with a ceiling price of $58.99 per Bbl, a floor price of $48.50 per Bbl and a short put price of $39.00 per Bbl, (ii) 32,000 Bbls per day of July through December 2017 production with a ceiling price of $60.77 per Bbl, a floor price of $50.00 per Bbl and a short put price of $40.00 per Bbl and (iii) 20,000 Bbls per day of 2018 production with a ceiling price of $65.14 per Bbl, a floor price of $50.00 per Bbl and a short put price of $40.00 per Bbl.

(c)	The average forward NYMEX oil, propane, ethane and gas prices are based on October 28, 2016 market quotes.

(d)	The average forward basis differential prices are based on October 28, 2016 market quotes for basis differentials between the Midland, Texas oil prices and WTI prices at Cushing, Oklahoma.

(e)	Represents swaps that reduce the price volatility of propane forecasted for sale by the Company at Mont Belvieu, Texas and Conway, Kansas-posted prices.

(f)	Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices.

(g)
Represent derivative contracts that reduce the price volatility of ethane forecasted for sale by the Company at Mont Belvieu, Texas-posted prices. The basis swaps fix the basis differential on a HH MMBtu equivalent basis. The Company will receive the HH price plus the price differential on 2,768 MMBtu per day, which is equivalent to 1,000 Bbls per day of ethane.

(h)	The average forward basis differential prices are based on October 28, 2016 market quotes for basis differentials between the relevant index prices and NYMEX-quoted forward prices.

(i)
During the period from October 1, 2016 through October 28, 2016, the Company entered into additional gas collar contracts with short puts for 50,000 MMBtu per day of 2017 production with a ceiling price of $3.76 per MMBtu, a floor price of $3.06 per MMBtu and a short put price of $2.50 per MMBtu.

(j)
Represent swaps that fix the basis differentials between the index prices at which the Company sells its Gulf Coast and Mid-Continent gas and the HH index price used in gas swap and collar contracts with short puts.

(k)	Represent swaps that fix the basis differentials between Permian Basin index prices and southern California index prices for Permian Basin gas forecasted for sale in southern California.

(l)	The average forward basis differential prices are based on October 28, 2016 market quotes for basis differentials between Permian Basin index prices and southern California index prices.

Marketing and basis differential derivatives. Periodically, the Company enters into buy and sell marketing arrangements to fulfill firm pipeline transportation commitments. Associated with these marketing arrangements, the Company may enter into index swaps to mitigate price risk. As of September 30, 2016, the Company did not have any marketing derivatives outstanding.

Diesel derivatives. Periodically, the Company enters into diesel derivative swap contracts to mitigate fuel price risk. The diesel derivative swap contracts are priced at an index that is highly correlated to the prices that the Company incurs to fuel its drilling rigs and fracture stimulation fleet equipment. As of September 30, 2016, the Company was party to derivative swap contracts for 1,000 Bbls per day of diesel for 2017 at an average per Bbl fixed price of $60.48. As of September 30, 2016, these positions had an asset fair value of $2 million. Based on October 28, 2016 market quotes, the respective average forward diesel price was $63.00 per Bbl.

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
Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

PIONEER NATURAL RESOURCES COMPANY

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the Company's purchases of treasury stock under plans or programs during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that May Yet Be Purchased under Plans or Programs
July 2016	4,567	$151.17	—
August 2016	2,525	$177.18	—
September 2016	916	$179.10	—
Total	8,008	$162.57	—	$—
 ____________________

(a)	Consists of shares purchased from employees in order for the employee to satisfy tax withholding payments related to share-based awards that vested during the period.

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

PIONEER NATURAL RESOURCES COMPANY

Date: November 2, 2016	By:	/s/ RICHARD P. DEALY
Richard P. Dealy,
Executive Vice President and Chief Financial Officer

Date: November 2, 2016	By:	/s/ MARGARET M. MONTEMAYOR
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